Form 10-Q
period 1999-06-30
FINANCIAL INSTITUTIONS INC
filed 1999-08-13
CIK 862831

FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                     16-0816610
------------------------------                    -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


  220 Liberty Street, Warsaw, New York                         14569
----------------------------------------                  --------------
(Address of principal executive offices)                    (Zip code)

                                  716-786-1100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            TITLE                                        OUTSTANDING
            -----                                        -----------
Common Stock , $0.01 par value                  Outstanding at August 2, 1999
Par share                                             11,018,733 shares
================================================================================

INDEX

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

PART I. -- FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):

      Consolidated Statements of Financial Condition

      Consolidated Statements of Income

      Consolidated Statements of Cash Flows

      Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

      Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

   Item 3. Quantitative and Qualitative Disclosure about Market Risk

PART II -- OTHER INFORMATION

Item 1.  Changes in Securities
Item 2.  Submission of Matters to a Vote of Security Holders
Item 3.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)
(unaudited)

                                                     June 30,       December 31,
                                                      1999              1998
                                                   -----------      -----------
  ASSETS
Cash, due from banks and
  interest-bearing deposits                        $    22,616           26,365
Federal funds sold                                       6,027           16,478
Securities available for sale,
  at fair value                                        182,449          157,022
Securities held to maturity
  (fair value of $87,957 at
  June 30, 1999 and $92,428
  at December 31, 1998)                                 87,933           91,016
Loans:                                                 701,845          655,427
    Allowance for loan losses                          (10,124)          (9,570)
                                                   -----------      -----------
    Loans, net                                         691,721          645,857
Premises and equipment, net                             17,034           18,081
Intangible assets                                        3,538            3,957
Other assets                                            18,888           17,409
                                                   -----------      -----------
      Total assets                                 $ 1,030,206      $   976,185
                                                   ===========      ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                           $   129,128          128,216
  Savings, money market and
  interest-bearing
    Checking                                           280,657          273,630
  Certificates of deposit                              459,969          448,609
                                                   -----------      -----------
      Total deposits                                   869,754          850,455

  Accrued expenses and other
    liabilities                                         14,719           15,290
  Short-term borrowings                                 19,028            5,362
  Long-term borrowings                                  13,354            8,500
                                                   -----------      -----------
      Total liabilities                            $   916,855      $   879,607
                                                   -----------      -----------
Shareholders' equity:
  3% cumulative preferred stock, $100
    par value, authorized 10,000
    shares, issued and outstanding
    1,829 shares at June 30, 1999 and
    1,842 shares at December 31, 1998                      183              184
  8.48% cumulative preferred stock,
    $100 par value, authorized 200,000
    shares, issued and outstanding
    176,734 shares at June 30, 1999
    and December 31, 1998                               17,673           17,673
  Common stock, $0.01 par value,
    authorized 50,000,000 shares,
    issued 11,303,533 shares at June
    30, 1999 and  10,200,400 shares
    December 31, 1998                                      113              102
  Additional paid-in capital                            16,558            2,837
  Retained earnings                                     80,549           75,167
  Accumulated other comprehensive
    income (loss)                                       (1,199)           1,141

  Treasury stock--common, at
    cost--284,800 shares at June 30,
    1999 and December 31, 1998                            (526)            (526)
                                                   -----------      -----------
    Total shareholders' equity                         113,351           96,578
                                                   -----------      -----------
    Total liabilities and
    shareholders' equity                           $ 1,030,206      $   976,185
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,             June 30,
                                          ------------------   -----------------
                                            1999       1998      1999     1998
                                          --------   -------   -------   -------
Interest income:
  Loans                                    $15,340   $14,695   $30,100   $29,117
  Securities                                 3,763     3,250     7,301     6,290
  Other                                         91       186       245       394
                                           -------   -------   -------   -------
    Total interest income                   19,194    18,131    37,646    35,801
                                           -------   -------   -------   -------
Interest expense:
  Deposits                                   7,446     7,589    14,809    14,822
  Borrowings                                   336       196       609       416
                                           -------   -------   -------   -------
    Total interest expense                   7,782     7,785    15,418    15,238
                                           -------   -------   -------   -------
Net interest income                         11,412    10,346    22,228    20,563
Provision for loan losses                      531       573     1,056     1,146
                                           -------   -------   -------   -------
  Net interest income after
    provision for loan losses               10,881     9,773    21,172    19,417
                                           -------   -------   -------   -------
Noninterest income:
  Service charges on deposits                1,049       782     2,002     1,450
  Gain on sale of assets                       104        49       211        90
  Loan servicing fees                          310       293       607       583
  Other                                        437       417       905       768
                                           -------   -------   -------   -------
    Total noninterest income                 1,900     1,541     3,725     2,891
                                           -------   -------   -------   -------
Noninterest expense:
  Salaries and employee benefits             3,667     3,256     7,191     6,364
  Occupancy and equipment                    1,247       865     2,293     1,808
  Supplies and postage                         308       294       654       587
  Amortization of intangibles                  210       210       419       419
  Professional fees                            129       140       255       261
  Other                                      1,200     1,132     2,270     2,136
                                           -------   -------   -------   -------
    Total noninterest expense                6,761     5,897    13,082    11,575
                                           -------   -------   -------   -------
    Income before income taxes               6,020     5,417    11,815    10,733
  Income taxes                               2,135     1,934     4,184     3,864
                                           -------   -------   -------   -------
    Net income                               3,885     3,483     7,631     6,869

  Preferred stock dividends                    376       376       752       754
                                           -------   -------   -------   -------
  Net income available to
    common shareholders                    $ 3,509   $ 3,107   $ 6,879   $ 6,115
                                           =======   =======   =======   =======

  Net income per common share
    Basic                                  $  0.35   $  0.31   $  0.69   $  0.62
                                           =======   =======   =======   =======
    Diluted                                $  0.35   $  0.31   $  0.69   $  0.62
                                           =======   =======   =======   =======

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                       Six Months Ended June 30,
                                                          1999            1998
                                                        --------       ---------

Cash flows from operating activities:
  Net income                                            $  7,631       $  6,869
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                        1,885          1,469
      Provision for loan losses                            1,056          1,146
      Deferred income tax benefit                           (405)          (386)
      Gain on sale of securities
        available for sale, net                              (74)             0
      Gain on sale of loans and
        premises and equipment                              (137)           (90)
      Minority interest in net
        income of subsidiary banks                            37             35
      (Increase) decrease in other
        assets                                               544           (529)
      Increase (decrease) in accrued
        expenses and other liabilities                      (238)           962
                                                        --------       --------
          Net cash provided by operating
            activities                                    10,299          9,476
                                                        --------       --------
Cash flows from investing activities:
  Purchase of securities:
    Available for sale                                   (67,981)       (66,614)
    Held to maturity                                     (16,306)       (26,228)
  Proceeds from maturities of
    securities:
      Available for sale                                  36,369         44,835
      Held to maturity                                    19,203         28,613
  Proceeds from sales of securities
    available for sale                                     2,092              0
  Net increase in loans                                  (46,852)       (21,168)
  Purchase (Sale) of premises and
    equipment, net                                            33         (1,640)
                                                        --------       --------
          Net cash used in investing
            activities                                   (73,442)       (42,202)
                                                        --------       --------
Cash flows from financing activities:
  Net increase in deposits                                19,299         18,831
  Increase in short-term borrowings, net                  13,666          3,698
  Proceeds from long-term borrowings                       4,907          3,314
  Repayment of long-term borrowings                          (53)           (31)
  Repurchase of preferred and common
    shares, net                                               (1)          (223)
  Dividends paid                                          (2,606)        (2,244)
  Proceeds from issuance of common
    stock, net of offering costs                          13,731              0
                                                        --------       --------
        Net cash provided by financing
          activities                                      48,943         23,345
                                                        --------       --------

  Net decrease in cash and cash
    equivalents                                          (14,200)        (9,381)
  Cash and cash equivalents at
    beginning of the period                               42,843         40,175
                                                        --------       --------
  Cash and cash equivalents at
    end of the period                                   $ 28,643       $ 30,794
                                                        ========       ========

Supplemental disclosure of cash flow
  information:

    Cash paid during period for:
      Interest                                          $ 15,268       $ 14,918
                                                        ========       ========
      Income taxes                                      $  3,796       $  3,959
                                                        ========       ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in Thousands, except per share amounts)
(Unaudited)

                                                                                             Accumulated
                                          Preferred                                            Other                   Total
                                            Stock                      Additional            Comprehen-                Share-
                                     --------------------     Common     Paid-In   Retained  sive Income  Treasury     holders
                                         3%        8.48%      Stock      Capital   Earnings    (Loss)       Stock      Equity
                                     --------    --------    --------   --------   --------   --------    --------    --------
Balance-December 31, 1998            $    184    $ 17,673    $    102   $  2,837   $ 75,167   $  1,141    $   (526)   $ 96,578

Purchase of 13 shares of
  3% preferred stock:                      (1)                                 1                                            --

Comprehensive income:
  Net Income                                                                          7,631                              7,631
  Unrealized loss on
    securities available
    for sale, net                                                                               (2,340)                 (2,340)
                                     --------    --------    --------   --------   --------   --------    --------    --------
    Total comprehensive
      income                                                                                                             5,291
                                     --------    --------    --------   --------   --------   --------    --------    --------
Cash dividends declared:
  3%preferred-$1.50
  per share                                                                              (3)                                (3)
  8.48%preferred-$4.24
  per share                                                                            (749)                              (749)
  Common--$0.151 per share                                                           (1,497)                            (1,497)
Proceeds from initial
  public offering of
  common stock, net                                                11     13,720                                        13,731
                                     --------    --------    --------   --------   --------   --------    --------    --------
Balance--June 30, 1999               $    183    $ 17,673    $    113   $ 16,558   $ 80,549   $ (1,199)   $   (526)   $113,351
                                     ========    ========    ========   ========   ========   ========    ========    ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 1999 and 1998
(Unaudited)

1. BASIS OF PRESENTATION

Financial Institutions. Inc. (the "Company") is a bank holding company that was formed in 1931. The Company owns four commercial banks that operate in Western and Central New York State: Wyoming County Bank, The National Bank of Geneva, The Pavilion State Bank, and First Tier Bank & Trust, (collectively the "Banks").

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. Accordingly, these unaudited consolidated financial statements do not include all disclosures provided in the annual financial statements. In the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and six month periods ended June 30, 1999 and June 30, 1998. The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's prospectus dated June 25, 1999 which is included in the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (file no. 333-76865).

The consolidated financial statements include the accounts of the Company, the Banks and the Company's non-banking subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. INITITAL PUBLIC OFFERING

On June 25, 1999, the Company priced its initial public offering of 903,133 shares at an offering price of $14.00 per share. In addition, on June 29, 1999, the underwriters exercised the entire over-allotment option and purchased an additional 200,000 shares of the Company's common stock, $.01 par value per share, at a price of $14.00 per share, less underwriting discounts and commissions. These transactions closed on June 30, 1999 and the Company realized proceeds of $13,731,792 net of underwriting and other offering costs of approximately $1,712,000.

3. EARNINGS PER SHARE

The following a summary of basic and diluted net income per common share calculation:
                                       Income       Shares      Per Share Amount
--------------------------------------------------------------------------------
Net Income per common share
  for three months
    Ended June 30, 1999              $3,885,025
    Less: Preferred Stock
      Dividends                         376,048
                                     ----------
        BASIC EPS                     3,508,977    9,929,024        $    0.35

     Effect of dilutive
        securities:
          Stock Options                     N/A        1,302
                                     ----------    ---------
          DILUTED EPS                $3,508,977    9,929,024        $    0.35
--------------------------------------------------------------------------------
Net Income per common share
  for three months
    Ended June 30, 1998              $3,483,035
    Less: Preferred Stock
      Dividends                         376,099
                                     ----------

        BASIC EPS                     3,106,935    9,915,956        $    0.31

      Effect of dilutive
        securities:
          Stock Options                     N/A          N/A
                                     ----------    ---------
          DILUTED EPS                $3,106,935    9,915,956        $    0.31
--------------------------------------------------------------------------------
Net Income per common share
  for six months
    Ended June 30, 1999              $7,631,033
    Less: Preferred Stock
      Dividends                         752,096
                                     ----------
        BASIC EPS                     6,878,937    9,921,695        $    0.69

        Effect of dilutive
          securities:
            Stock Options                   N/A          654
                                     ----------    ---------
            DILUTED EPS              $6,878,937    9,922,349        $    0.69
--------------------------------------------------------------------------------
Net Income per common share
  for six months
    Ended June 30, 1998              $6,869,012
    Less: Preferred Stock
      Dividends                         753,630
                                     ----------
        BASIC EPS                     6,115,382    9,922,194        $    0.62

        Effect of dilutive
          securities:

            Stock Options                   N/A          N/A
                                     ----------    ---------
            DILUTED EPS              $6,115,382    9,922,194        $    0.62
================================================================================

See accompanying notes to consolidated financial statements.

4. OTHER COMPREHENSIVE INCOME

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                               For the six months ended June 30,
                                                     1999              1998
--------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Unrealized gains (losses) on securities
    available for sale:
      Change in unrealized holding gains
        and losses arising during period         $(3,887,804)      $   191,090
      Less: reclassification adjustment
        for gains included in net income             (73,692)                0
--------------------------------------------------------------------------------
Other comprehensive income, before tax            (3,961,496)          191,090
Income tax expense related to items of
other comprehensive income                         1,622,031           (77,923)
--------------------------------------------------------------------------------
Other comprehensive income, net of tax            (2,339,465)          113,167
================================================================================

See accompanying notes to consolidated financial statements.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

                                                     As of           As of
                                                    June 30,      December 31,
                                                     1998             1998
                                                   ---------      -----------
Commercial                                         $ 134,055       $ 117,750
Commercial mortgage                                  117,474         106,948
Agricultural                                         133,768         123,754
Residential real estate                              183,692         182,177
Consumer & home equity                               133,232         125,198
                                                   ---------       ---------
      Loans, gross                                 $ 702,221       $ 655,827
                                                   ---------       ---------
Net deferred fees                                       (376)           (400)
Allowance for loan loss                              (10,124)         (9,570)
                                                   ---------       ---------
Total loans, net                                   $ 691,721       $ 645,857
                                                   =========       =========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(dollars in thousands)                Three Months Ended     Six Months Ended
                                     --------------------    ------------------
                                          June 30,                June 30,
                                       1999        1998        1999      1998
                                     -------     -------     -------    -------
Balance at the beginning
  of the period                      $ 9,860     $ 8,551     $ 9,570    $ 8,145
Charge-Offs:
  Commercial                              40          23         136         29
  Commercial real estate                  29                      34         79
  Agricultural                            12                      12
  Residential real
  Estate                                 154          89         220         99
  Consumer and home
  Equity                                 138         119         257        239
                                     -------     -------     -------    -------
     Total charge-offs                   373         231         659        446
                                     -------     -------     -------    -------
Recoveries:
  Commercial                               5          88          37         94
  Commercial real estate                              63           1         84
  Agricultural
  Residential real
  Estate                                  69           7          69          7
  Consumer and home
  Equity                                  32          31          50         52
                                     -------     -------     -------    -------
     Total recoveries                    106         189         157        237
                                     -------     -------     -------    -------

Net charge-offs                          267          42         502        209
Provision for loan
  losses                                 531         573       1,056      1,146
                                     -------     -------     -------    -------

Balance at the end
  of the period                      $10,124     $ 9,082     $10,124    $ 9,082
                                     =======     =======     =======    =======
Ratio of net charge-offs
  to average loans
  (annualized)                                                  0.15%      0.07%
Allowance for loan losses
  to total loans                                                1.44%      1.46%
Allowance for loan losses
  to nonperforming loans                                      138.65%    117.42%
Allowance for loan losses
  to nonperforming loans,
  net of government
  guaranteed portion (1)                                      165.77%    147.49%

(1) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the SBA or FSA.

The following table presents information regarding nonperforming assets at the dates indicated:

                                                       As of           As of
                                                      June 30,      December 31,
                                                        1999           1998
                                                      --------      ------------
Nonaccruing loans (1):
Commercial                                             $1,023         $1,250
Commercial real estate                                  2,044            995
Agricultural                                            1,755          2,340
Residential real estate                                 1,030            733
Consumer and home equity                                  334            423
                                                       ------         ------
      Total loans                                       6,186          5,741
Accruing loans 90 days or
  more delinquent                                       1,116            360
                                                       ------         ------
      Total nonperforming loans                         7,302          6,101
Other real estate owned (2)                             1,352          2,084
                                                       ------         ------
      Total nonperforming assets                        8,654          8,185
Less: government guaranteed portion
  of nonperforming loans                                1,195          1,421
                                                       ------         ------
Total nonperforming assets, net of
  government guaranteed portion                        $7,459         $6,764
                                                       ======         ======
Nonperforming loans to total loans                       1.04%          0.93%
                                                       ======         ======
Nonperforming loans, net of
  government guaranteed portion,
  to total loans (3)                                     0.87%          0.71%
                                                       ======         ======
Nonperforming assets to total
  loans and other real estate                            1.23%          1.24%
                                                       ======         ======
Nonperforming assets, net of
  government guaranteed portion,
  to total loans and other real
  estate                                                 1.06%          1.03%
                                                       ======         ======

(1) Loans are placed on nonaccrual status when they become 90 days past due if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.
(3) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the SBA or FSA.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. SFAS No. 133's effective date was deferred in June 1999 by FASB's issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and is now effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. Based upon current activities, the adoption of this statement will not have an effect on the Company's financial position or results of operations. SFAS No. 133 also permits certain reclassification of securities to the available for sale category from the held to maturity category.

7. FORWARD-LOOKING STATEMENTS

This quarterly report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions, as well as discussion regarding the "Year 2000 issue," are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to changes in (1) general economic conditions, (2) the real estate markets, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

The purpose of this discussion is to present material changes in Financial Institutions, Inc.'s financial condition and results of operations during the three and six months ended June 30, 1999 to supplement the information in the consolidated financial statements included in this report.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

The following table presents certain information and ratios that management of the Company considers important in evaluating the Company's performance:

                                                  For The Three months ended June 30,
                                              1999          1998      $ Change   % Change
                                           ----------     ---------   --------   --------
Per common share data:
  Net income - basic                            $0.35         $0.31      $0.04     12.9%
  Net income - diluted                          $0.35         $0.31      $0.04     12.9%
  Cash dividends declared                     $0.0755       $0.0500    $0.0255     51.0%
  Book value                                    $8.67         $7.47      $1.20     16.1%
  Tangible book value                           $8.35         $7.03      $1.32     18.8%
Common shares outstanding:
  Weighted average shares - diluted         9,929,024     9,915,956
  Period end                               11,018,733     9,907,000

Performance ratios, annualized:
  Return on average assets                       1.53%         1.53%
  Return on average common equity               17.22%        17.11%
  Net interest margin
    (tax-equivalent)                             4.95%         5.04%
  Efficiency ratio                              48.59%        47.57%
Asset quality ratios:
  Excluding impact of government
    guarantees on ortion of loan
    portfolio:
    Nonperforming loans to total
      loans                                      1.04%         1.24%
    Nonperforming assets to total
      loans and other real estate                1.23%         1.60%
    Net loan charge-offs to average
      loans                                      0.16%         0.03%
    Allowance for loan losses to
      total loans 1.44%                          1.46%
    Allowance for loan losses to
      nonperforming loans                      138.65%       117.42%
  Including impact of government
    guarantees on portion of
    loan portfolio:
    Nonperforming loans to total loans           0.87%         0.99%
    Nonperforming assets to total loans
      and other real estate                      1.06%         1.35%
    Allowance for loan losses to
      nonperforming loans                      165.77%       147.49%
Capital ratios:
  Average common equity to average
    total assets                                 8.02%         7.99%
  Leverage ratio                                10.97%         9.50%
  Tier 1 risk based capital ratio               15.46%        13.76%
  Risk-based capital ratio                      16.71%        15.01%
  Intangible assets to tangible
    common equity                                3.85%         6.29%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

                                                   For The Six months ended June 30,
                                              1999          1998      $ Change   % Change
                                           ----------     ---------   --------   --------
Per common share data:
  Net income - basic                            $0.69         $0.62      $0.07     11.3%
  Net income - diluted                          $0.69         $0.62      $0.07     11.3%
  Cash dividends declared                     $0.1510       $0.1000    $0.0510     51.0%
Common shares outstanding:
  Weighted average shares - diluted         9,922,349     9,922,194
  Period end                               11,018,733     9,907,000
Performance ratios, annualized:
  Return on average assets                       1.54%         1.55%
  Return on average common equity               17.13%        17.19%
  Net interest margin (tax-equivalent)           4.95%         5.12%
  Efficiency ratio                              48.17%        47.24%
  Net loan charge-offs to average loans          0.15%         0.07%

Primarily as a result of the factors described below, the Company's net income for the second quarter of 1999 increased 11.5% to $3,885,000 compared to $3,483,000 for the second quarter of 1998. Net income for the first six months of 1999 increased 11.1% to $7,631,000 compared to $6,869,000 for the same period in 1998. Diluted earnings per share rose 12.9% to $.35 for the second quarter of 1999 from $.31 in the second quarter of 1998. For the first six months of 1999 diluted earnings per share of $.69 were 11.3% higher than the $.62 for the same period in 1998. Return on average common equity was an annualized 17.13% for the six months ended June 30,1999 compared to 17.19% in the same period in 1998.

Net interest income increased 10.3% to $11,412,000 for the second quarter of 1999 compared to $10,346,000 for the second quarter of 1998. The increase resulted from 12.7% growth in average earning assets more than offsetting a 9 basis point decline in net interest margin. Average earning assets for the second quarter of 1999 increased to $968.2 million from $859.3 million in the second quarter of 1998. Net interest margin for the second quarter of 1999 was 4.95% compared to 5.04% for the same period in 1998. Net interest income for the first six months of 1999 was $22,228,000, an increase of 8.1% from $20,563,000 for the first six months of 1998. Net interest margin of 4.95% for the first six months of 1999 compares to 5.12% for the same period in 1998. The margin compression is attributed to heightened competition for loan assets.

Noninterest income of $1,900,000 for the second quarter of 1999 increased 23.3% from $1,541,000 for the same period in 1998. The increase is principally from an increase in deposit service charges together with a $74,000 increase in investment security gains. Noninterest income for the first six months of 1999 increased 28.8% to $3,725,000 compared to $2,891,000 for the same period last year.

Noninterest expense for the second quarter of 1999 was up 14.7% to $6,761,000 from $5,897,000 for the second quarter of 1998. The Company's efficiency ratio for the second quarter of 1999 was 48.59% compared to 47.57% for the same period a year ago. For the six months ended June 30,1999 noninterest expense increased 13.0% to $13,082,000 from $11,575,000 for the same period in 1998. The increases in both periods are largely the result of increases in staffing levels from expanding lending activities, technological expenditures associated with expanding the Company's product line and distribution channels and the opening of a new branch office in a contiguous market.

Provision for loan losses for the second quarter of 1999 was down 7.3% to $531,000 from $573,000 for the same period a year ago. For the first six months of 1999 the provision was $1,056,000, down 7.9% from $1,146,000 for the same period a year ago. Nonperforming assets at June 30, 1999 were $8.7 million, a decrease of $1.3 million from $10.0 million at June 30,1998. When including the impact of government guarantees, nonperforming assets at June 30, 1999 were $7.5 million, a decrease of $900,000 from $8.4 million at June 30, 1998.

Income tax expense increased to $2.1 million for the Second Quarter 1999 from $1.9 million for the Second Quarter 1998. The effective tax rate for the Second Quarter 1999 was 35.5%, compared to 35.7% for the Second Quarter 1998.

At June 30, 1999 the Company had total assets of $1.03 billion, an increase of 5.5% from $976.2 million at December 31, 1998. Loans increased 7.1% to $701.8 million at June 30, 1999 from $655.4 million at December 31, 1998. Total deposits were $869.8 million at the recent quarter-end, compared with $850.5 million at December 31, 1998. Total shareholders' equity increased 17.4% to $113.4 million at June 30, 1999, from $96.6 million at December 31, 1998. During the second quarter of 1999 the Company completed an initial public offering of 1,103,133 shares of common stock that raised $13.7 million in net capital. Book value per common share at June 30, 1999 was $8.67, an increase of 9.2% from $7.94 at December 31, 1998. Tangible book value per common share was $8.35 at June 30, 1999, an increase of 10.7% from $7.54 at December 31, 1998.

SUPPLEMENTAL SCHEDULES

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets, the resulting yields and interest expense on average interest-bearing liabilities expressed both in dollars and rates. Except as indicated in the footnotes to this table, no tax-equivalent adjustments have been made and all average balances are daily average balances. Nonaccruing loans have been included in the yield calculation in this table.

                                                                     For the quarters ending June 30,
                                                                     --------------------------------
                                                                  1999                                1998
                                                               ---------                             --------
(dollars in thousands)                             Average      Interest   Annualized    Average     Interest  Annualized
                                                 Outstanding     Earned/     Yield/    Outstanding    Earned/    Yield/
                                                    Balance       Paid        Rate       Balance       Paid       Rate
                                                 -----------    --------   ----------  -----------   --------  ----------
Interest-earning assets
Federal funds sold and
  interest-bearing deposits                        $  7,277     $     87       4.80%     $ 13,157    $    179      5.46%
Investment securities (1)                           278,855        4,308       6.20%      230,803       3,707      6.44%
Loans (2)
 Commercial and agricultural                        371,799        8,309       8.96%      320,341       7,645      9.57%
 Residential real estate                            181,112        3,981       8.82%      173,547       4,063      9.39%
 Consumer and home equity                           129,172        3,051       9.47%      121,452       2,986      9.86%
                                                   --------     --------     ------      --------    --------    ------
    Total loans                                     682,083       15,341       9.02%      615,340      14,694      9.58%
                                                   --------     --------     ------      --------    --------    ------
Total interest-earning assets                       968,215       19,736       8.18%      859,300      18,580      8.67%
                                                   --------     --------     ------      --------    --------    ------

Interest-bearing liabilities
 Interest-bearing checking                          100,906          336       1.34%       90,263         328      1.46%
 Savings and money market                           184,321        1,102       2.40%      161,059       1,058      2.63%
 Certificates of deposit                            467,744        6,009       5.15%      435,199       6,203      5.72%
 Borrowed funds                                      25,040          335       5.37%       13,679         196      5.75%
                                                   --------     --------     ------      --------    --------    ------
    Total interest-bearing
      liabilities                                   778,011        7,782       4.01%      700,200       7,785      4.46%
                                                   --------     --------     ------      --------    --------    ------

Net interest income                                             $ 11,954                             $ 10,795
                                                                ========                             ========
Net interest rate spread                                                       4.17%                               4.21%
                                                                             ======                              ======
Net earning assets                                 $190,204                              $159,100
                                                   ========                              ========
Net interest margin on earning
  assets (3)                                                                   4.95%                               5.04%
                                                                             ======                              ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                                124.45%                             122.72%
                                                                             ======                              ======

(1) Amounts shown are amortized cost. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal income tax rate of 35%.
(2)   Net of deferred loan fees and expenses.
(3) The net interest margin is equal to net interest income divided by average interest-earning assets and is presented on an annualized basis.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by the prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by the prior volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and changes due to rate.

(dollars in thousands)             2nd Quarter 1999 Compared to 2nd Quarter 1998
                                   ---------------------------------------------
                                   Increase (Decrease) Due to    Total Increase
                                   --------------------------    --------------
                                     Volume            Rate        (Decrease)
                                   ---------         --------    --------------
Interest-earning assets:
  Federal funds sold and
    interest-bearing deposits       $   (71)         $   (21)       $   (92)
  Investment securities                 743             (142)           601
  Loans:
    Commercial                          423             (251)           172
    Commercial real estate              353             (135)           218
    Agricultural                        376             (102)           274
    Residential real estate             164             (246)           (82)
    Consumer and home equity            183             (118)            65
                                    -------          -------        -------
       Total loans                    1,499             (852)           647
                                    -------          -------        -------
       Total interest-earning
         assets                       2,171           (1,015)         1,156
                                    -------          -------        -------
Interest-bearing liabilities
  Interest-bearing checking              35              (27)             8
  Savings and money market              138              (94)            44
  Certificates of deposit               420             (614)          (194)
  Borrowed funds                        152              (13)           139
                                    -------          -------        -------
   Total interest-bearing
     liabilities                        745              748             (3)
                                    -------          -------        -------
Net interest income                 $ 1,426          $  (267)       $ 1,159
                                    =======          =======        =======

YEAR 2000 COMPLIANCE

General

The Year 2000 risk involves computer programs and computer software that are not able to perform into the Year 2000 without interruption. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment, or due dates or cause a temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by us, our suppliers and our borrowers, there could be a material adverse impact on our financial condition or results of operations.

State Of Readiness

We formally initiated our Year 2000 project plan in September 1997 to ensure that our operational and financial systems would not be adversely affected by Year 2000 problems. We have formed a Year 2000 project team and our Board of Directors and management, as well as those of our subsidiary banks, are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology and non-informational technology systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to us. Also, an assessment of all major information technology and critical non-information technology systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such information technology systems and reviewing the system output for accuracy. Our assessment of critical non-information technology systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, we believe that none of our critical non-information technology systems is date dependent.

The software for our systems is provided through software vendors. We have contacted all of our third party vendors and software providers and required them to demonstrate and represent that their products are or will be Year 2000 compliant. The recommended version upgrades were completed and vendors that were unable to demonstrate that they were Year 2000 compliant were replaced. We have in place an ongoing program of testing compliance with these representations and warranties. Our core banking software provider, which supports substantially all of our data processing functions, has warranted in writing that its software is Year 2000 compliant and complies with applicable regulatory guidelines. We have performed tests to verify this assertion. The results were validated and accepted with no exceptions noted. We believe we would have recourse against these vendors and software providers for actual damages incurred by us in the event the vendors or software providers breach this warranty. In addition, our compliance and that of our banks with Year 2000 directives and guidelines issued by the Federal Financial Institutions Examination Council ("FFIEC") and other bank regulatory agencies has been reviewed by the FDIC, the Federal Reserve Board, the Office of Comptroller of the Currency and the New York State Banking Department in 1998 and 1999.

We have completed the following phases of our Year 2000 plan:
Identifying Year 2000 issues;
Assessing the impact of Year 2000 issues on our mission critical systems; Upgrading our systems as necessary to resolve those Year 2000 issues which have been identified; and
Testing and implementing those systems that have been upgraded.

Costs of Compliance

We do not expect that the costs of bringing our systems into Year 2000 compliance will have a material adverse effect on our financial condition, results of operations or liquidity. We have budgeted $250,000 to address Year 2000 issues and approximately $129,000 of the budget has been expended through June 30, 1999. The largest potential risk to us concerning Year 2000 is the malfunction of our data processing system. In the event our data processing system does not function properly, we are prepared to perform critical functions manually. We believe we are in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

Risks Related to Third Parties

We cannot accurately gauge the impact of Year 2000 noncompliance by third parties with which our banks and we transact business. We have identified our largest dollar deposit customers (which are aggregate deposits over $250,000) and our largest commercial/agricultural loan customers (which are loans over $100,000). Based on information available to us, we conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. We then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including (1) their awareness of Year 2000 issues, (2) plans to address such issues and (3) progress with respect to such plans. The survey included 100% of all depositors with average balances of $250,000 or greater, which approximately 30% of our total dollar deposit base. The survey also included approximately 90% of our commercial/agricultural borrowers of $100,000 or more, which is approximately 50% of our total dollar loan base. The responses to these surveys were due by December 31, 1998. We are continuing to follow up with those borrowers who have not responded to the surveys. We will continue to review such responses as they are returned and will encourage customers to resolve any identified problems. To the extent a problem is identified, we intend to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, we may be required to charge-off the loan to that borrower. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, we plan to maintain additional cash on hand. With respect to our borrowers, we include in our loan documents a Year 2000 disclosure form and an addendum to the loan agreements in which the borrower represents and warrants its Year 2000 compliance to the bank.

Contingency Plans

We are finalizing our contingency planning with respect to the Year 2000 date change and believe that if our own systems should fail, we could convert to a manual entry system for a period of up to three months without significant losses. We believe that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, we do not expect the impact to be material to our financial condition or results of operations as long as we are able to utilize an alternative electronic funds transfer and clearing source. As part of our contingency planning, we have reviewed our loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what we consider to be a reasonably likely worst case scenario, we have assumed that certain of our commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-off's of loan amounts in excess of collateral values. If this occurs, we believe that it is unlikely that our exposure would exceed $280,000, although we cannot assure you of this amount and the amount could be higher. We do not believe that this amount is material enough for us to adjust our current methodology for making provisions to the allowance for loan losses. In addition, we plan to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which includes senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1)
interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB.

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management also uses the static gap analysis to identify and manage the Company's interest rate risk profile. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

PART II -- OTHER INFORMATION

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Item 1. Changes in securities

Item 2. Submission of matters to a vote of security holders

      At the annual meeting of the shareholders held on May 27, 1999, the shareholders of the Company, by written consent, approved the following matters:

      1. an amendment to the Company's Articles of Incorporation to replace the corporate purposes clause to provide for general purposes;
      2. an amendment to the Company's Articles of Incorporation to delete the provision relating to voting of stock in other corporations;
      3. an amendment to the Company's Articles of Incorporation to change the par value of the common shares from $1.00 par value per share to $.01 par value per share and increase the aggregate number of shares which the corporation shall have the authority to issue from a total of 410,000 shares to a total of 50,210,000 shares, 50,000,000 of which shall be shares of common stock with a par value of $0.01 per share and 210,000 of which shall be preferred stock with a par value of $100.00 per share.
      4. an amendment to the Company's Articles of Incorporation to conform the voting rights of the holders of the Class A Preferred Stock to the voting rights provided in the Business Corporation Law for nonvoting stock;
      5.    an amendment to the Company's Articles of Incorporation to eliminate the voting rights of holders of the Class B-1 Preferred Stock;
      6.    an amendment to the Company's Articles of Incorporation to eliminate the preemptive rights applicable to the common stock;
      7. an amendment to the Company's Articles of Incorporation to add a provision limiting the liability of directors;
      8. an amendment to the Company's Articles of Incorporation to provide that shareholders may take action by written consent signed by holders having not less than the minimum of votes required to authorize such action at a meeting of shareholders;
      9. an amendment to the Company's Articles of Incorporation to appoint the Secretary of State as agent upon whom any process against the corporation may be served and provide an address to which the Secretary of State may mail a copy of any process;

      10. The Stockholders approved the following eleven (11) directors for the term indicated below, and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respects to each director who was elected at the 1999 Annual
            Meeting:

                                                           B-1 Preferred Share
                            Term    Common   Share Votes      (8.48%) Votes
Name                        Ends      For      Withheld      For      Withheld
------------------          ----    ------   -----------   -------    --------
W.J. Humphrey, III          2000    88,340        0        164,651       0
Donald I. Wickham           2000    88,340        0        164,651       0
James H. Wyckoff            2000    88,340        0        164,651       0
Thomas L. Kime              2001    88,340        0        164,651       0
W.J. Humphrey, Jr           2001    88,340        0        164,651       0
Jon J. Cooper               2001    88,340        0        164,651       0
James R. Hardie             2001    88,340        0        164,651       0
Peter G. Humphrey           2002    88,340        0        164,651       0
Barton P. Dambra            2002    88,340        0        164,651       0
Donald G. Humphrey          2002    88,340        0        164,651       0
H. Jack South               2002    88,340        0        164,651       0

      11. The adoption of the Financial Institutions, Inc. 1999 Management Stock Incentive Plan providing for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, as well as restricted stock grants to officers and employees of the Company;
      12. the adoption of the Financial Institutions, Inc. 1999 Directors Stock Incentive Plan providing for the grant of non-qualified stock options to the directors of the Company;
      13. approved the Amended and Restated By-Laws of the Company, which changed the term of Director to three (3) years, as well as other technical changes.

Item 3. Exhibits and reports on Form 8-K

(a) Exhibits

      3.1       Certificate of Incorporation of the Registrant, as amended *

      3.2       By-laws of the Registrant, as amended *

      4.1       Form of Certificate for the Registrant's Common Stock *

     10.1       1999 Management Stock Incentive Plan of the Registrant *

     10.2       1999 Directors' Stock Incentive Plan of the Registrant *

       27       Financial Data Schedule for the Six Months ended June 30, 1999

      * Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-76865).

(b) Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FINANCIAL INSTITUTIONS, INC.
                                               (Registrant)


        August 9, 1999                     /s/ Peter G. Humphrey
            Date                        ----------------------------------
                                        Peter G. Humphrey, President & CEO


        August 9, 1999                    /s/ Ronald A. Miller
            Date                        ----------------------------------
                                        Ronald A. Miller, SVP & CFO

INDEX OF EXHIBITS

Exhibits

      3.1       Certificate of Incorporation of the Registrant, as amended *

      3.2       By-laws of the Registrant, as amended *

      4.1       Form of Certificate for the Registrant's Common Stock *

     10.1       1999 Management Stock Incentive Plan of the Registrant *

     10.2       1999 Directors' Stock Incentive Plan of the Registrant *

       27       Financial Data Schedule for the Six Months ended June 30, 1999

      * Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-76865).