Form 10-Q
period 1999-09-30
FINANCIAL INSTITUTIONS INC
filed 1999-11-15
CIK 862831

FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                  Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            TITLE                                       OUTSTANDING
            -----                                       -----------
Common Stock, $0.01 par value                   Outstanding at November 12, 1999
Par share                                             11,017,733 shares
================================================================================

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

            Consolidated Statements of Income

            Consolidated Statements of Cash Flows

            Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

            Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)
(unaudited)

                                                       September 30,      December 31,
                                                           1999              1998
                                                       -------------      ------------
  ASSETS
Cash, due from banks and interest-bearing deposits      $    30,564       $    26,365
Federal funds sold                                            4,313            16,478
Securities available for sale, at fair value                189,873           157,022
Securities held to maturity (fair value of
  $83,725 at September 30, 1999 and $92,428 at
  December 31, 1998)                                         84,028            91,016
Loans:                                                      732,271           655,427
    Allowance for loan losses                               (10,748)           (9,570)
                                                        -----------       -----------
    Loans, net                                              721,523           645,857
Premises and equipment, net                                  16,859            18,081
Intangible assets                                             3,328             3,957
Other assets                                                 22,191            17,409
                                                        -----------       -----------
      Total assets                                      $ 1,072,679       $   976,185
                                                        ===========       ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                                $   132,498       $   128,216
  Savings, money market and interest-bearing
    Checking                                                302,187           273,630
  Certificates of deposit                                   485,658           448,609
                                                        -----------       -----------
      Total deposits                                        920,343           850,455

  Short-term borrowings                                      12,944             5,362
  Long-term borrowings                                       10,318             8,500
  Accrued expenses and other liabilities                     13,951            15,290
                                                        -----------       -----------
      Total liabilities                                     957,556           879,607
                                                        -----------       -----------
Shareholders' equity:
  3% cumulative preferred stock, $100 par
    value, authorized 10,000 shares, issued
    and outstanding 1,809 shares at September
    30, 1999 and 1,842 shares at December 31, 1998              181               184
  8.48% cumulative preferred stock, $100 par
    value, authorized 200,000 shares, issued
    and outstanding 176,428 shares at
    September 30, 1999 and 176,734 shares at
    December 31, 1998                                        17,643            17,673
  Common stock, $0.01 par value, authorized
    50,000,000 shares, issued 11,303,533
    shares at September 30, 1999 and
    10,200,400 shares at December 31, 1998                      113               102
  Additional paid-in capital                                 16,471             2,837
  Retained earnings                                          83,453            75,167

  Accumulated other comprehensive income (loss)              (2,204)            1,141
  Treasury stock--common, at cost--285,800
    shares at September 30, 1999 and 284,800
    December 31, 1998                                          (534)             (526)
                                                        -----------       -----------
  Total shareholders' equity                                115,123            96,578
                                                        -----------       -----------
  Total liabilities and shareholders' equity            $ 1,072,679       $   976,185
                                                        ===========       ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                             ---------------------       ---------------------
                                               1999         1998           1999         1998
                                             --------     --------       --------     --------
Interest income:
  Loans                                      $ 16,341     $ 14,913       $ 46,441     $ 44,030
  Securities                                    3,773        3,250         11,074        9,540
  Other                                            72          203            317          596
                                             --------     --------       --------     --------
    Total interest income                      20,186       18,366         57,832       54,166
                                             --------     --------       --------     --------
Interest expense:
  Deposits                                      7,573        7,629         22,382       22,452
  Borrowings                                      384          209            993          623
                                             --------     --------       --------     --------
    Total interest expense                      7,957        7,838         23,375       23,075
                                             --------     --------       --------     --------
Net interest income                            12,229       10,528         34,457       31,091
Provision for loan losses                         933          603          1,989        1,749
                                             --------     --------       --------     --------
  Net interest income after provision
    for loan losses                            11,296        9,925         32,468       29,342
                                             --------     --------       --------     --------
Noninterest income:
  Service charges on deposits                   1,117          868          3,119        2,318
  Gain (loss) on sale of securities and
    loans                                          55          (29)           266           61
  Loan servicing fees                             287          299            894          882
  Other                                           716          644          1,621        1,412
                                             --------     --------       --------     --------
    Total noninterest income                    2,175        1,782          5,900        4,673
                                             --------     --------       --------     --------
Noninterest expense:
  Salaries and employee benefits                3,833        3,354         11,024        9,718
  Occupancy and equipment                       1,100          973          3,393        2,781
  Supplies and postage                            303          303            957          889
  Amortization of intangibles                     210          210            629          629
  Professional fees                               172          244            427          506
  Other                                         1,237        1,114          3,507        3,250
                                             --------     --------       --------     --------
    Total noninterest expense                   6,855        6,198         19,937       17,773
                                             --------     --------       --------     --------
    Income before income taxes                  6,616        5,509         18,431       16,242
Income taxes                                    2,455        1,963          6,639        5,827
                                             --------     --------       --------     --------
    Net income                                  4,161        3,546         11,792       10,415

  Preferred stock dividends                       375          376          1,128        1,130
                                             --------     --------       --------     --------

  Net income available to common
    shareholders                             $  3,786     $  3,170       $ 10,664     $  9,285
                                             ========     ========       ========     ========
  Net income per common share
    Basic                                    $   0.34     $   0.32       $   1.04     $   0.94
                                             ========     ========       ========     ========
    Diluted                                  $   0.34     $   0.32       $   1.04     $   0.94
                                             ========     ========       ========     ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                           Nine Months Ended Sept. 30,
                                                              1999            1998
                                                            ---------       ---------
Cash flows from operating activities:
  Net income                                                $  11,792       $  10,415
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             2,781           2,136
      Provision for loan losses                                 1,989           1,749
      Deferred income tax benefit                                (579)           (455)
      Gain on sale of loans, premises and equipment,
        and securities available for sale, net                   (266)            (61)
      Minority interest in net income of subsidiary
        banks                                                      57              54
      (Increase) in other assets                               (1,889)         (2,998)
      (Decrease) in accrued expenses and other
        liabilities                                            (1,154)           (236)
                                                            ---------       ---------
          Net cash provided by operating activities            12,731          10,604
                                                            ---------       ---------
Cash flows from investing activities:
  Purchase of securities:
    Available for sale                                        (84,418)        (94,761)
    Held to maturity                                          (17,780)        (35,810)
  Proceeds from maturities of securities:
    Available for sale                                         43,577          63,319
    Held to maturity                                           24,494          43,929
  Proceeds from sales of securities available for sale          2,092               0
  Net increase in loans                                       (77,532)        (32,477)
  (Purchase) Sale of premises and equipment, net                 (292)         (2,867)
                                                            ---------       ---------
          Net cash used in investing activities              (109,859)        (58,667)
                                                            ---------       ---------
Cash flows from financing activities:
  Net increase in deposits                                     69,889          48,655
  Increase (decrease) in short-term borrowings, net             7,583          (3,585)
  Proceeds from long-term borrowings                            1,907           3,310
  Repayment of long-term borrowings                               (89)            (44)
  Repurchase of preferred and common shares, net                  (44)           (203)
  Dividends paid                                               (3,731)         (3,115)
  Proceeds from issuance of common stock, net of
    offering costs                                             13,647               0
                                                            ---------       ---------
      Net cash provided by financing activities                89,162          45,018
                                                            ---------       ---------

  Net decrease in cash and cash equivalents                    (7,966)         (3,045)
  Cash and cash equivalents at beginning of the period         42,843          40,175
                                                            ---------       ---------
  Cash and cash equivalents at end of the period            $  34,877       $  37,130
                                                            =========       =========

Supplemental disclosure of cash flow information:

  Cash paid during period for:
    Interest                                                $  23,484       $  24,114
                                                            =========       =========
    Income taxes                                            $   6,199       $   6,141
                                                            =========       =========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in Thousands, except per share amounts)
(Unaudited)

                                                                                            Accumulated
                                Preferred                                                      Other                        Total
                                  Stock                           Additional                 Comprehen-                     Share-
                          ---------------------       Common        Paid-In      Retained    sive Income     Treasury      holders
                             3%          8.48%         Stock        Capital      Earnings       (Loss)         Stock        Equity
                          -------       -------       -------     ----------     --------   ------------     --------      --------
Balance-December
  31, 1998                $   184       $17,673       $   102       $ 2,837       $75,167       $ 1,141       $  (526)     $ 96,578

Purchase of 33
  shares of 3%
  preferred stock              (3)                                        2                                                     (1)
Purchase of 306
shares of 8.48%
preferred stock                             (30)                         (4)                                                    (34)
Purchase of 1,000
  shares of
  common stock                                                                                                     (8)           (8)
Comprehensive income:
  Net Income                                                                       11,792                                    11,792
  Unrealized loss
    on securities
    available for
    sale, net                                                                                    (3,345)                     (3,345)
    Total
      comprehensive
      income                                                                                                                  8,447
Cash dividends declared:
  3% preferred-$2.25
    per share                                                                          (4)                                       (4)
  8.48% preferred-$6.36
    per share                                                                      (1,123)                                   (1,123)
  Common--$0.231
    per share                                                                      (2,379)                                   (2,379)
Proceeds from
  initial public
  offering of
  common stock,
  net                                                      11        13,636                                                  13,647
                          -------       -------       -------       -------       -------       -------       -------      --------
Balance--September
  30, 1999                $   181       $17,643       $   113       $16,471       $83,453       $(2,204)      $  (534)     $115,123
                          =======       =======       =======       =======       =======       =======       =======      ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 and 1998
(Unaudited)

1. BASIS OF PRESENTATION

Financial Institutions. Inc. (the "Company") is a bank holding company that was formed in 1931. The Company owns four commercial banks that operate in Western and Central New York State: Wyoming County Bank, The National Bank of Geneva, The Pavilion State Bank, and First Tier Bank & Trust (collectively the "Banks").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three and nine month periods ended September 30, 1999 and September 30, 1998. The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ending December 31, 1999.

The consolidated financial statements include the accounts of the Company, the Banks and the Company's non-banking subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. INITIAL PUBLIC OFFERING

On June 25, 1999, the Company priced its initial public offering of 903,133 shares at an offering price of $14.00 per share. In addition, on June 29, 1999, the underwriters exercised the entire over-allotment option and purchased an additional 200,000 shares of the Company's common stock, $.01 par value per share, at a price of $14.00 per share, less underwriting discounts and commissions. These transactions closed on June 30, 1999 and the Company realized proceeds of $13,647,000 net of underwriting and other offering costs of approximately $1,796,000.

3. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the periods indicated. The Company's basic and diluted earnings per share calculations are identical in the periods presented, as there is, currently, no dilutive effect. The computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                     Income          Shares      Per Share Amount
-------------------------------------------------------------------------------------------------
Net Income per common share for three months
  Ended September 30, 1999                        $ 4,161,024
  Less: Preferred Stock Dividends                     375,422
                                                  -----------

    BASIC EPS AND DILUTED EPS                       3,785,602       11,018,711         $0.34
-------------------------------------------------------------------------------------------------
Net Income per common share for three months
  Ended September 30, 1998                        $ 3,545,742
  Less: Preferred Stock Dividends                     376,099
                                                  -----------

    BASIC EPS AND DILUTED EPS                       3,169,643        9,907,272         $0.32
-------------------------------------------------------------------------------------------------
Net Income per common share for nine months

  Ended September 30, 1999                        $11,792,057
  Less: Preferred Stock Dividends                   1,127,518
                                                  -----------

    BASIC EPS AND DILUTED EPS                      10,664,539       10,291,385         $1.04
-------------------------------------------------------------------------------------------------
Net Income per common share for nine months
  Ended September 30, 1998                        $10,414,754
  Less: Preferred Stock Dividends                   1,129,729
                                                  -----------

    BASIC EPS AND DILUTED EPS                       9,285,025        9,917,165         $0.94
=================================================================================================

4. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the nine month periods ended September 30, 1999 and 1998 are as follows:

                                                                   For the nine months ended
                                                                         September 30,
                                                                    1999               1998
------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax:
         Unrealized gains (losses) on securities available
           for sale:
             Change in unrealized holding gains and losses
               arising during period                            $ (5,590,591)      $    428,591
             Less: reclassification adjustment for gains
               included in net income                                (73,137)                 0
------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                     (5,663,728)           428,591
Income tax expense related to items of other comprehensive
  income                                                           2,318,936           (175,374)
------------------------------------------------------------------------------------------------
Other comprehensive income, net of income taxes                   (3,344,793)           253,217
Plus: Net Income                                                  11,792,057         10,414,917
------------------------------------------------------------------------------------------------
Comprehensive income                                            $  8,447,264       $ 10,668,134
================================================================================================

See accompanying notes to consolidated financial statements.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

                                                 As of                 As of
                                             September 30,          December 31,
(in thousands)                                   1999                  1998
                                             -------------          ------------
Commercial                                    $ 135,429             $ 117,750
Commercial mortgage                             127,758               106,948
Agricultural                                    142,406               123,754
Residential real estate                         187,620               182,177
Consumer & home equity                          139,425               125,198
                                              ---------             ---------
  Loans, gross                                  732,638               655,827
                                              ---------             ---------
Net deferred fees                                  (367)                 (400)
Allowance for loan losses                       (10,748)               (9,570)
                                              ---------             ---------
Total loans, net                              $ 721,523             $ 645,857
                                              =========             =========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

                                 Three Months Ended         Nine Months Ended
(in thousands)                      September 30,             September 30,
                               ---------------------      --------------------
                                 1999          1998         1999         1998
                               -------       -------      -------      -------
Balance at the beginning
  of the period                $10,124       $ 9,082      $ 9,570      $ 8,145
Charge-Offs:
  Commercial                        51           102          186          130
  Commercial real estate            57           228           91          308
  Agricultural                       0            15           12           15
  Residential real
  estate                            81            57          301          156
  Consumer and home
  equity                           215            97          473          336
                               -------       -------      -------      -------
    Total charge-offs              404           499        1,063          945
                               -------       -------      -------      -------
Recoveries:
  Commercial                        47             1           84           95
  Commercial real estate             9                         10           84
  Agricultural
  Residential real
  estate                            10            17           79           24
  Consumer and home
  equity                            29            34           79           86
                               -------       -------      -------      -------
    Total recoveries                95            52          252          289
                               -------       -------      -------      -------

Net charge-offs                    309           447          811          656
Provision for loan losses          933           603        1,989        1,749
                               -------       -------      -------      -------
Balance at the end of the
  period                       $10,748       $ 9,238      $10,748      $ 9,238
                               =======       =======      =======      =======
Ratio of net charge-offs
  to average loans
  (annualized)                                               0.15%        0.13%
Allowance for loan losses
  to total loans                                             1.47%        1.46%

Allowance for loan losses
  to nonperforming loans                                   176.00%       99.74%
Allowance for loan losses
  to nonperforming
  loans, net of
  government guaranteed
  portion (1)                                              208.01%      126.79%

(1) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the SBA or FSA.

The following table presents information regarding nonperforming assets at the dates indicated:

                                                       As of          As of
                                                    September 30,   December 31,
                                                        1999           1998
(in thousands)                                         ------         ------
Nonaccruing loans (1):
Commercial                                             $1,187         $1,250
Commercial real estate                                  1,439            995
Agricultural                                            1,581          2,340
Residential real estate                                   728            733
Consumer and home equity                                  313            423
                                                       ------         ------
    Total loans                                         5,248          5,741
Accruing loans 90 days or more delinquent                 858            360
                                                       ------         ------
    Total nonperforming loans                           6,106          6,101
Other real estate owned (2)                             1,649          2,084
                                                       ------         ------
      Total nonperforming assets                        7,755          8,185
Less: government guaranteed portion of
  nonperforming loans                                     940          1,421
                                                       ------         ------
Total nonperforming assets, net of government
  guaranteed portion                                   $6,815         $6,764
                                                       ======         ======
Nonperforming loans to total loans                       0.83%          0.93%
                                                       ======         ======
Nonperforming loans, net of government
  guaranteed portion, to total loans (3)                 0.71%          0.71%
                                                       ======         ======
Nonperforming assets to total loans and other
  real estate                                            1.06%          1.24%
                                                       ======         ======
Nonperforming assets, net of government
  guaranteed portion, to total loans and
  other real estate                                      0.93%          1.03%
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

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. SFAS No. 133's effective date was deferred in June 1999 by FASB's issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and is now effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. Based upon current activities, the adoption of this statement will not have an effect on the Company's financial position or results of operations. SFAS No. 133 also permits a reclassification of securities to the available for sale category from the held to maturity category, at the time the standard is adopted.

7. SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires publicly-held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments include profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 did not have an impact on the Company's statement of financial condition or statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three and nine months ended September 30, 1999 to supplement the information in the consolidated financial statements included in this report.

The following table presents certain information and ratios that management of the Company considers important in evaluating the Company's performance:

                                                                    At or For The Three Months Ended Sept. 30,
                                                           1999                  1998            $ Change        % Change
                                                        ----------            ---------          --------        --------
Per common share data:
  Net income - basic                                         $0.34                 $0.32           $0.02            6.3%
  Net income - diluted                                       $0.34                 $0.32           $0.02            6.3%
  Cash dividends declared                                    $0.08                 $0.05           $0.03           60.0%
  Book value                                                 $8.83                 $7.75           $1.08           13.9%
  Tangible book value                                        $8.53                 $7.33           $1.20           16.4%
Common shares outstanding:
  Weighted average shares - diluted                     11,018,711            9,907,272
  Period end                                            11,017,733            9,910,000

Performance ratios, annualized:
  Return on average assets                                    1.57%                 1.53%
  Return on average common equity                            15.51%                16.65%
  Net interest margin (tax-equivalent)                        5.07%                 5.02%
  Efficiency ratio                                           45.64%                48.38%
Asset quality ratios:
  Excluding impact of government guarantees on
  portion of loan portfolio:
    Nonperforming loans to total loans                        0.83%                 1.46%
    Nonperforming assets to total loans and other
      real estate                                             1.06%                 1.92%

    Net loan charge-offs to average loans
      (annualized)                                            0.17%                 0.29%
    Allowance for loan losses to total loans                  1.47%                 1.46%
    Allowance for loan losses to nonperforming loans        176.00%                99.74%
  Including impact of government guarantees on
    portion of loan portfolio:
    Nonperforming loans to total loans                        0.71%                 1.15%
    Nonperforming assets to total loans and other
      real estate                                             0.93%                 1.61%
    Allowance for loan losses to nonperforming loans        208.01%               126.79%
Capital ratios:
  Average common equity to average total assets               9.22%                 8.20%
  Leverage ratio                                             10.93%                 9.67%
  Tier 1 risk based capital ratio                            15.18%                13.81%
  Risk-based capital ratio                                   16.43%                15.06%
  Intangible assets to tangible common equity                 3.54%                 5.73%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

                                                     At or For The Nine Months Ended Sept. 30,
                                                1999             1998           $ Change       % Change
                                             ----------        ---------        --------       --------
Per common share data:
  Net income - basic                             $ 1.04           $ 0.94          $ 0.10         10.6%
  Net income - diluted                           $ 1.04           $ 0.94          $ 0.10         10.6%
  Cash dividends declared                        $0.231           $ 0.15          $0.081         54.0%
Common shares outstanding:
  Weighted average shares - diluted          10,291,385        9,917,165
  Period end                                 11,017,733        9,910,000
Performance ratios, annualized:
  Return on average assets                         1.55%            1.54%
  Return on average common equity                 16.52%           17.00%
  Net interest margin (tax-equivalent)             4.99%            5.09%
  Efficiency ratio                                47.33%           47.68%
  Net loan charge-offs to average loans            0.15%            0.13%

The Company's net income for the third quarter of 1999 increased 17.3% to $4,161,000 compared to $3,546,000 for the third quarter of 1998. Net income for the first nine months of 1999 increased 13.2% to $11,792,000 compared to $10,415,000 for the same period in 1998. Earnings per share rose 6.3% to $.34 for the third quarter of 1999 from $.32 in the third quarter of 1998. For the first nine months of 1999 diluted earnings per share of $1.04 were 10.6% higher than the $.94 for the same period in 1998. Return on average common equity was 16.52% for the nine months ended September 30,1999 compared to 17.00% in the same period in 1998.

Net interest income increased 16.2% to $12,229,000 for the third quarter of 1999 compared to $10,528,000 for the third quarter of 1998. The increase resulted from a 14.8% growth in average earning assets and a 5 basis point increase in net interest margin. Average earning assets for the third quarter of 1999 increased to $997.1 million from $868.5 million in the third quarter of 1998. Net interest margin for the third quarter of 1999 was 5.07% compared to 5.02% for the same period in 1998. Net interest income for the first nine months of 1999 was $34,457,000, an increase of 10.8% from $31,091,000 for the first nine months of 1998. Net interest margin of 4.99% for the first nine months of 1999 compares to 5.09% for the same period in 1998. The nine month margin compression is attributed to heightened competition for loan assets which drove down the earning asset yield, while the yield on interest-bearing liabilities also declined, but to a lesser degree. With the recent increase in market rates, net interest margin showed an increase during the third quarter of 1999.

Noninterest income of $2,175,000 for the third quarter of 1999 increased 22.1% from $1,782,000 for the same period in 1998. The increase is principally related to deposit service charges, an increase in commissions on the sale of credit life and disability insurance, together with an $84,000 increase in the gain on sales of assets. Noninterest income for the first nine months of 1999 increased 26.3% to $5,900,000 compared to $4,673,000 for the same period last year.

Noninterest expense for the third quarter of 1999 was up 10.6% to $6,855,000 from $6,198,000 for the third quarter of 1998. For the nine months ended September 30,1999 noninterest expense increased 12.2% to $19,937,000 from $17,773,000 for the same period in 1998. The increases in both periods are largely the result of increases in staffing levels from expanding lending activities, technological expenditures associated with expanding the Company's product line and distribution channels and the opening of new branch offices in contiguous markets. The Company has effectively deployed resources whereby the Company's efficiency ratio for the third quarter of 1999 was 45.64% compared to 48.38% for the same period a year ago.

Provision for loan losses for the third quarter of 1999 was $933,000 compared to $603,000 for the same period a year ago. For the first nine months of 1999 the provision was $1,989,000,up 13.7% from $1,749,000 for the same period a year ago. The increase in provision for loan losses is primarily attributed to the growth in the loan portfolio. Nonperforming assets at September 30, 1999 were $7.8 million, a decrease of $4.4 million from $12.2 million at September 30,1998. When including the impact of government guarantees, nonperforming assets at September 30, 1999 were $6.8 million, a decrease of $3.5 million from $10.3 million at September 30, 1998.

At September 30, 1999 the Company had total assets of $1,072.7 million, an increase of 9.9% from $976.2 million at December 31, 1998. Loans increased 11.7% to $732.3 million at September 30, 1999 from $655.4 million at December 31, 1998. Total deposits were $920.3 million at the recent quarter-end, compared with $850.5 million at December 31, 1998. Total shareholders' equity increased 19.2% to $115.1 million at September 30, 1999, from $96.6 million at December 31, 1998. Book value per common share at September 30, 1999 was $8.83, an increase of 11.2% from $7.94 at December 31, 1998. Tangible book value per common share was $8.53 at September 30, 1999, an increase of 13.1% from $7.54 at December 31, 1998.

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

                                                       For the Three Months Ended September 30,
                                                    ---------------------------------------------
                                                    1999                                     1998
                                                    ----                                     ----
                                    Average       Interest       Annualized    Average      Interest     Annualized
                                  Outstanding      Earned/         Yield/    Outstanding     Earned/       Yield/
(in thousands)                      Balance         Paid            Rate       Balance        Paid          Rate
                                  -----------     --------       ----------  -----------    --------     ----------
Interest-earning assets
Federal funds sold and
  interest-bearing
  deposits                         $  5,191       $     68           5.20%    $ 14,436      $    199         5.47%
Investment securities (1)           273,095          4,297           6.24%     226,698         3,723         6.52%
Loans (2)
  Commercial and agricultural       398,586          9,051           9.01%     326,831         7,810         9.48%
  Residential real estate           184,615          4,043           8.69%     175,757         4,036         9.11%
  Consumer and home equity          135,608          3,247           9.50%     124,749         3,067         9.75%
                                   --------       --------         ------     --------      --------       ------
    Total loans                     718,809         16,341           9.02%     627,337        14,913         9.43%
                                   --------       --------         ------     --------      --------       ------
Total interest-earning assets       997,095         20,706           8.24%     868,471        18,835         8.60%
                                   --------       --------         ------     --------      --------       ------

Interest-bearing liabilities
  Interest-bearing checking         107,705            361           1.33%      92,468           353         1.51%
  Savings and money market          183,084          1,099           2.38%     163,575         1,093         2.65%
  Certificates of deposit           473,062          6,113           5.13%     431,409         6,184         5.69%
  Borrowed funds                     27,370            384           5.57%      13,661           207         6.01%
                                   --------       --------         ------     --------      --------       ------
    Total interest-bearing
      liabilities                   791,221          7,957           3.99%     701,113         7,837         4.43%
                                   --------       --------         ------     --------      --------       ------

Net interest income                               $ 12,749                                  $ 10,998
                                                  ========                                  ========
Net interest rate spread                                             4.25%                                   4.17%
                                                                   ======                                  ======
Net earning assets                 $205,874                                   $167,358
                                   ========                                   ========
Net interest margin on
  earning assets (3)                                                 5.07%                                   5.02%
                                                                   ======                                  ======
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities                                                      126.02%                                 123.87%
                                                                   ======                                  ======

(1) Amounts shown are fair value for available-for-sale securities and amortized cost for held-to-maturity securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal income tax rate of 35%.

(2)   Net of deferred loan fees and costs.

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

                                             3rd Quarter 1999 Compared to 3rd Quarter 1998
(in thousands)                               ---------------------------------------------
                                              Increase (Decrease) Due to    Total Increase
                                              -------------------------     --------------
                                                Volume            Rate        (Decrease)
                                              --------          -------       ----------
Interest-earning assets:
  Federal funds sold and
    interest-bearing deposits                  $  (121)         $   (10)       $  (131)
  Investment securities                            729             (155)           574
  Loans:
    Commercial                                     568             (115)           453
    Commercial real estate                         558             (116)           442
    Agricultural                                   505             (159)           346
    Residential real estate                        194             (187)             7
    Consumer and home equity                       260              (80)           180
                                               -------          -------        -------
      Total loans                                2,085             (657)         1,428
                                               -------          -------        -------
      Total interest-earning assets              2,693             (822)         1,871
                                               -------          -------        -------
Interest-bearing liabilities
  Interest-bearing checking                         51              (43)             8
  Savings and money market                         117             (111)             6
  Certificates of deposit                          538             (609)           (71)
  Borrowed funds                                   192              (15)           177
                                               -------          -------        -------
    Total interest-bearing liabilities             898             (778)           120
                                               -------          -------        -------
Net interest income                            $ 1,795          $   (44)       $ 1,751
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

Costs of Compliance

We do not expect that the costs of bringing our systems into Year 2000 compliance will have a material adverse effect on our financial condition, results of operations or liquidity. We have budgeted to address Year 2000 issues and approximately $262,000 has been expended through September 30, 1999. Further costs are not expected to be material. The largest potential risk to us concerning Year 2000 is the malfunction of our data processing system. In the event our data processing system does not function properly, we are prepared to perform critical functions manually.

Risks Related to Third Parties

We cannot accurately gauge the impact of Year 2000 noncompliance by third parties with which our banks and we transact business. We have identified our largest dollar deposit customers (which are aggregate deposits over $250,000) and our largest commercial/agricultural loan customers (which are loans over $100,000). Based on information available to us, we conducted an evaluation to determine which of those customers are likely to be affected by Year 2000 issues. We then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including (1) their awareness of Year 2000 issues, (2) plans to address such issues and (3) progress with respect to such plans. The survey included 100% of all depositors with average balances of $250,000 or greater, which is approximately 30% of our total dollar deposit base. The survey also included approximately 90% of our commercial/agricultural borrowers of $100,000 or more, which is approximately 50% of our total dollar loan base. The responses to these surveys were due by December 31, 1998. We followed up with those borrowers who had not responded to the surveys. We reviewed such responses as were returned and worked individually with customers to resolve any identified problems. To the extent a problem is identified, the loan officer worked with customers in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, we may be required to charge-off the loan to that borrower. Through loan loss reserve analysis a specific allocation has been made for these potential losses. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, we plan to maintain additional cash on hand, and an increased level of federal funds sold. With respect to our borrowers, we include in our loan documents a Year 2000 disclosure form and an addendum to the loan agreements in which the borrower represents and warrants its Year 2000 compliance to the bank.

Contingency Plans

We are finalizing our contingency planning with respect to the Year 2000 date change and believe that if our own systems should fail, we could convert to a manual entry system for a period of up to three months without significant losses. We believe that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, we do not expect the impact to be material to our financial condition or results of operations as long as we are able to utilize an alternative electronic funds transfer and clearing source. As part of our contingency planning, we have reviewed our loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what we consider to be a reasonably likely worst case scenario, we have assumed that certain of our commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. These potential charge-offs are material enough for us to adjust our current methodology for making provisions to the allowance for loan losses. In addition, we plan to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

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

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company's prospectus dated June 25, 1999 which is included in the Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

Management also uses the static gap analysis to identify and manage the Company's interest rate risk profile. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

PART II -- OTHER INFORMATION

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits

      3.1   Certificate of Incorporation of the Registrant, as amended *

      3.2   By-laws of the Registrant, as amended *

      4.1   Form of Certificate for the Registrant's Common Stock *

      10.1  1999 Management Stock Incentive Plan of the Registrant *

      10.2  1999 Directors' Stock Incentive Plan of the Registrant *

      27    Financial Data Schedule for the Nine Months ended September 30, 1999

      * Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-76865).

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FINANCIAL INSTITUTIONS, INC.
                                                         (Registrant)


November 12, 1999                                    /s/ Peter G. Humphrey
-----------------                             ----------------------------------
      Date                                    Peter G. Humphrey, President & CEO


November 12, 1999                                    /s/ Ronald A. Miller
-----------------                             ----------------------------------
      Date                                        Ronald A. Miller, SVP & CFO