Form 10-K405
period 1999-12-31
FINANCIAL INSTITUTIONS INC
filed 2000-03-28
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transaction period from __________________ to ____________________

                         Commission File Number: 0-26481
                                                 -------

                          FINANCIAL INSTITUTIONS, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

       NEW YORK                                     16-0816610
-----------------------                  ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

220 Liberty Street Warsaw, NY                                14569
-----------------------------                              ----------
(Address of Principal Executive Offices)                   (Zip Code)

                                  (716)786-1100
         --------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                           ---------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         --------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES |X|    NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

As of March 3, 2000 there were issued and outstanding, exclusive of treasury shares, 11,017,733 shares of the Registrant's Common Stock.

The aggregate market value of the 8,308,993 shares of voting stock held by non-affiliates of the Registrant was $93,995,000, as computed by reference to the last sales price on March 3, 2000, as reported by the Nasdaq National


--------------------------------------------------------------------------------
                                                                          Page 1

Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding stock have been deemed to be affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

Portions of the Registrant's proxy statement for its 2000 Annual Meeting of Shareholders and its 1999 Annual Report to Shareholders are incorporated by reference in Parts II and III of this Annual Report on Form 10-K:


--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

Financial Institutions, Inc. (the "Company") is a bank holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company operates as what is referred to in the banking industry as a super-community bank holding company -- a bank holding company that owns multiple community banks that are separately managed. The Company owns four commercial banks that provide consumer, commercial and agricultural banking services in Western and Central New York
State: Wyoming County Bank, The National Bank of Geneva, The Pavilion State Bank and First Tier Bank & Trust (collectively, the "Banks"). The Company was formed in 1931 to facilitate the management of three of these banks that had been primarily owned by the Humphrey family during the late 1800s and early 1900s. In recent years, the Company has grown through a combination of internal growth, the opening of new branch offices and acquisitions of a community bank and branches of other banks.

As a super-community bank holding company, the Company's strategy has been to manage its bank subsidiaries on a decentralized basis. The Company's management feels that this strategy provides the Banks the flexibility to efficiently serve its markets and respond to local customer needs. While generally operating on a decentralized basis, the Company has consolidated selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. While increasing the use of existing technology and by further centralizing back-office operations, management believes substantial additional growth can be accomplished without incurring proportionately greater operational costs.

FORWARD LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

MARKET AREA AND COMPETITION

The Company operates 29 branches and has 37 ATMs in nine contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Genesee, Livingston, Monroe, Ontario, Seneca, Wyoming and Yates Counties. Six new branches have been opened in the past four years, one of which was its first new branch in Monroe County near Rochester in the second half of 1999.

The Company's market area is geographically and economically diversified in that it serves both rural markets and, increasingly, the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York State outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates allocating more resources to increase its presence in the markets around these two cities.


--------------------------------------------------------------------------------

The Company faces significant competition in both making loans and attracting deposits. The Western New York area has a high density of financial institutions, most of which are branches of significantly larger institutions. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

LENDING ACTIVITIES

General. The Company offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity lines of credit, home improvement loans, student loans, automobile loans, personal loans and credit cards. The Company sells some of its residential mortgage loans in the secondary market. Under the Company's decentralized management philosophy, each of the banks determines which loans are sold and which are retained for portfolio individually. The Company retains the servicing rights on all mortgage loans it sells and realizes monthly service fee income.

Underwriting Standards. The Company's loan policy establishes the general parameters of the types of loans that are desirable, emphasizing cash flow and collateral coverage. Under the decentralized management structure, credit decisions are made at the subsidiary bank level by officers who generally have had long personal experience with most of their commercial and many of their individual borrowers, helping to ensure thorough underwriting and sound credit decisions. Each subsidiary bank approves its own loan policy that must comply with the Company's overall loan policy. Revisions to these bank subsidiary policies are reviewed before they are presented to the banks' Boards of Directors for approval. These policies establish the lending authority of individual loan officers as well as the loan authority of the banks' loan committees. Typical loan authority for any individual is less than $100,000 and less than $300,000 for the officer's loan committee at each bank subsidiary. Each bank subsidiary has an outside loan committee, which includes members of the subsidiary bank's Board of Directors, that acts on loans over $300,000. In addition, any loans over $3.0 million must be approved by Financial Institutions' Loan Approval Committee. In particular, to assure the maximum salability of the residential loan products for possible resale into the secondary mortgage markets, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation ("Freddie Mac") as part of its standard loan policy and procedures manual.

      Commercial Loans. The Company originates commercial loans in its primary market areas and underwrites them based on the borrower's ability to service the loan from operating income. The Company offers a broad range of commercial lending products, including term loans and lines of credit. Short- and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the borrower is obtained. At December 31, 1999, $27.5 million, or 19.6%, of the aggregate commercial loan portfolio was at fixed rates while $112.9 million, or 80.4%, was at variable rates. The Company also utilizes government loan guarantee programs offered by the Small Business Administration (or "SBA") and Rural Economic and Community Development (or "RECD") when appropriate. See "Government Guarantee Programs" below.

      Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Company makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate, typically have variable interest rates and are amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a


--------------------------------------------------------------------------------
review of the borrower's financial condition. At December 31, 1999, $33.8 million, or 24.6%, of the aggregate commercial real estate loan portfolio was at fixed rates while $103.9 million, or 75.4%, was at variable rates.

      Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short- and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. The Banks also closely monitor commodity prices and inventory build-up in various commodity categories to better anticipate price changes in key agricultural products that could adversely affect the borrowers' ability to repay their loans. At December 31, 1999, $14.1 million, or 9.3%, of the agricultural loan portfolio was at fixed rates while $137.4 million, or 90.7%, was at variable rates. The Banks utilize government loan guarantee programs offered by the SBA and the Farm Service Agency (or "FSA") of the United States Department of Agriculture where available and appropriate. See "Government Guarantee Programs" below.

      Residential Real Estate Loans. The Company originates fixed and variable rate one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market areas. A variety of real estate loan products which generally are amortized over five to 30 years are offered. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance is normally required. The Company sells most fixed rate one-to-four family residential mortgages to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and retain the rights to service the mortgages. At December 31, 1999, the servicing portfolio totaled $166.7 million in residential mortgages, all of which have been sold to Freddie Mac. At December 31, 1999, $98.4 million, or 52.0%, of residential real estate loans retained in portfolio was at fixed rates while $91.0 million, or 48.0%, was at variable rates.

      Consumer and Home Equity Loans. The Company originates direct and indirect credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, fixed and open-ended home equity loans, personal loans (collateralized and uncollateralized), student loans and deposit account collateralized loans. Visa Cards that provide consumer credit lines are also issued. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer's home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 1999, $107.3 million, or 74.0%, of aggregate consumer and home equity loans was at fixed rates while $37.7 million, or 26.0%, was at variable rates.

      Government Guarantee Programs. The Banks participate in government loan guarantee programs offered by the Small Business Administration, Rural Economic and Community Development and the Farm Service Agency. At December 31, 1999, the Banks had loans with an aggregate principal balance of $45.7 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Banks are able to broaden their base of borrowers while minimizing credit risk.

Loan Maturities. The following table sets forth contractual maturity ranges of the Company's loan portfolio by loan type as of December 31, 1999. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less.


--------------------------------------------------------------------------------

                                           After One
                                Within     but Within      After
                               One Year    Five Years    Five Years     Total
                               --------    ----------    ----------     -----
                                               (in thousands)
Commercial...................   $67,225     $40,206       $32,945      $140,376
Commercial real estate.......     7,768      12,491       117,435       137,694
Agricultural.................    39,518      27,085        84,931       151,534
Residential real estate......     4,816      10,932       173,718       189,466
Consumer and home equity.....    10,430      80,976        53,632       145,038
                               --------    --------      --------      --------
  Total......................  $129,757    $171,690      $462,661      $764,108
                               ========    ========      ========      ========

Delinquencies and Nonperforming Assets. The Banks have several procedures in place to assist in maintaining the overall quality of the Company's loan portfolio. Specific underwriting guidelines have been established to be followed by the lending officers. The Company monitors each bank subsidiary's delinquency levels on a monthly basis for any adverse trends.

Classification of Assets. Through the loan review process, the Banks maintain internally classified loan lists which, along with delinquency reporting, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a higher leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans classified as "loss" are those loans which are in the process of being charged-off.

A loan is generally placed on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral further supports the carrying value of the loan.

As of December 31, 1999, the Company had $6.7 million in nonperforming assets, of which $0.7 million were government guaranteed, resulting in total nonperforming assets, net of government guarantees, of $6.0 million, or 0.78% of total loans and other real estate. This reflects an improving trend from December 31, 1998 when $8.2 million in assets were nonperforming, of which $1.4 million were government guaranteed, resulting in nonperforming assets net of guarantees of $6.8 million, or 1.03%, of total loans and other real estate. This improvement is a result of successful efforts to liquidate collateral securing several nonperforming loans, improved milk pricing for agribusiness nonperforming loans, tightening underwriting standards in response to general economic conditions as well as intensified collection efforts overall.


--------------------------------------------------------------------------------

The following table presents information regarding nonperforming assets at December 31, 1999:

                                                                 (dollars in thousands)
Nonaccruing loans(1):
  Commercial .........................................................   $1,159
  Commercial real estate .............................................    1,373
  Agricultural .......................................................    1,455
  Residential real estate ............................................      413
  Consumer and home equity ...........................................      375
                                                                         ------
    Total nonaccruing loans ..........................................    4,775
Accruing loans 90 days or more delinquent ............................      969
                                                                         ------
    Total nonperforming loans ........................................    5,744
Other real estate owned(2) ...........................................      969
                                                                         ------
      Total nonperforming assets .....................................    6,713
Less:  government guaranteed portion of nonperforming loans ..........      734
                                                                         ------
Total nonperforming assets, net of government guaranteed portion .....   $5,979
                                                                         ======

Nonperforming loans to total loans ...................................     0.75%
                                                                         ======

Nonperforming loans, net of government guaranteed portion,
 to total loans(3) ...................................................     0.66%
                                                                         ======

Nonperforming assets to total loans and other real estate ............     0.88%
                                                                         ======

Nonperforming assets, net of government guaranteed portion, to total
  loans and other real estate ........................................     0.78%
                                                                         ======

----------
(1) Loans are placed on nonaccrual status when they become 90 days past due if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.
(3) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the SBA, RECD or FSA.

The following table summarizes the principal balance of loan delinquencies in the loan portfolio as of December 31, 1999:

                                                           60-89         90 Days
                                                            Days         or More
                                                            ----         -------
                                                          (dollars in thousands)
Commercial .......................................          $136          $567
Commercial real estate ...........................            79            74
Agricultural .....................................            --            --
Residential real estate ..........................           137           139
Consumer and home equity .........................           382           189
                                                            ----          ----
   Total .........................................          $734          $969
                                                            ====          ====

Delinquent loans to total loans ..................          0.10%         0.13%
                                                            ====          ====


--------------------------------------------------------------------------------

Allowance for Loan Losses: The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management's estimate of the amount of reasonably foreseeable losses, based on the following factors:

      o     the amount of historical charge-off experience;

      o     the evaluation of the loan portfolio by the loan review function;

      o     levels and trends in delinquencies and non-accruals;

      o     trends in volume and terms;

      o     effects of changes in lending policy;

      o     experience, ability and depth of management;

      o     national and local economic trends and conditions; and

      o     concentration of credit.

Charge-offs occur when loans are deemed to be uncollectible.

Management presents a quarterly review of the allowance for loan losses to each subsidiary bank's Board of Directors as well as to Financial Institutions' Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

In order to determine the adequacy of the allowance for loan losses, the risk classification and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allowances for loans which require reserves greater than those allocated according to their classification or delinquency status may be established. An allowance is also established for each loan type based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit.

INVESTMENT ACTIVITIES

General. The Company's investment securities policy is contained within the overall asset/liability policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets and desired risk parameters. In pursuing these objectives, the Company considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of each subsidiary bank adopts an asset/liability policy containing an investment securities policy within the parameters of the Company's overall asset/liability policy. The treasurer of each subsidiary bank is responsible for securities portfolio decisions within the established policies, with review and oversight provided by each bank's asset/liability committee.

The Company's investment securities strategy centers on providing liquidity to meet loan demand and deposit withdrawal activity, meeting pledging requirements, managing overall interest rate risk and maximizing portfolio yield. Subsidiary bank policies generally limit security purchases to:


--------------------------------------------------------------------------------

      o     U.S. Treasury securities;

      o     U.S. government agency securities;

      o pass-through mortgage-backed securities and collateralized mortgage obligations (CMOs) issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association
            (GNMA) and Freddie Mac;

      o investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation and revenue notes and bonds;

      o     certain creditworthy un-rated securities issued by municipalities;
            and

      o     investment grade corporate debt.

The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Additionally, the Company does not invest in privately issued securities which are rated below investment grade.

SOURCES OF FUNDS

General. Deposits and borrowed funds, primarily Federal Home Loan Bank ("FHLB") advances and sweep repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations have historically been additional sources of funds.

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, savings, club accounts and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) to local municipalities, businesses, and individuals as well as Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately-sized commercial businesses, as well as a low-cost checking account service for low-income customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which the Banks' branch offices are located. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. Historically, the Company has not used brokers to obtain deposits.

Borrowed Funds. Borrowings consist primarily of advances entered into with the FHLB and sweep repurchase agreements. The Company intends to continue to utilize borrowings as a source of funds to leverage the balance sheet.

SUBSIDIARIES

Other than its four commercial banks, there were no other subsidiaries of the Company that were operational during 1999.

REGULATION

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations.


--------------------------------------------------------------------------------

The following description summarizes some of the laws to which the Company and its subsidiaries are subject. References to applicable statutes and regulations are brief summaries and do not claim to be complete. They are qualified in their entirety by reference to such statutes and regulations. Management believes the Company is in compliance in all material respects with these laws and regulations.

                                   The Company

The Company is a bank holding company registered under the Bank Holding Company Act, and is subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.94% and the ratio of total capital to total risk-weighted assets was


--------------------------------------------------------------------------------

16.19%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources."

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1999, the Company's leverage ratio was 10.80%.

The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% of more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an


--------------------------------------------------------------------------------
acquiror that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

                                    The Banks

Wyoming County Bank (WCB), Pavilion State Bank (PSB) and First Tier Bank & Trust
(FTB) are New York State-chartered banks. National Bank of Geneva (NBG) is a national bank chartered by the Office of the Comptroller of Currency. All of the deposits of the four subsidiary banks are insured by the FDIC through the Bank Insurance Fund. FTB is a member of the Federal Reserve System. The banks are subject to supervision and regulation that subject them to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the New York State Banking Department (in the case of the state-chartered banks) and the Office of the Comptroller of Currency (in the case of NBG). Because the Federal Reserve Board regulates the bank holding company parent of the banks, the Federal Reserve Board also has supervisory authority which directly affects the banks.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the holding company and its subsidiaries, including the banks, are subject to
Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the banks have provided a substantial part of the Company's operating funds and, for the foreseeable future, it is anticipated that dividends paid by the banks will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the subsidiaries. Under federal law, the subsidiaries cannot pay a dividend if, after paying the dividend, a particular subsidiary will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.

Because the Company is a legal entity separate and distinct from its subsidiaries, the Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.

Examinations. The New York State Banking Department (in the case of WCB, PSB and
FTB), the Office of the Comptroller of the Currency (in the case of NBG), the Federal Reserve Board and the FDIC periodically examine and evaluate the Banks.


--------------------------------------------------------------------------------

Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 1999, the ratio of Tier 1 capital to total risk-weighted assets for the Banks was 14.04% for WCB, 11.48% for NBG, 12.44% for PSB and 12.45% for FTB, and the ratio of total capital to total risk-weighted assets was 15.29% for WCB, 12.73% for NBG, 13.69% for PSB and 13.70% for FTB. See "Management's Discussion and Analysis of Financial Condition and Result of Operation--Liquidity and Capital Resources."

The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 1999, the ratio of Tier 1 capital to average total assets (leverage ratio) was 9.66% for WCB, 9.05% for NBG, 8.89% for PSB and 7.66% for FTB. See "Management's Discussion and Analysis of Financial Condition and Result of Operation of the Company--Liquidity and Capital Resources."

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A "well-capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain


--------------------------------------------------------------------------------
exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. The bank subsidiaries must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by the FDIC Improvement Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

The FDIC maintains a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

The Deposit Insurance Fund Act of 1996 contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund and to assuring the payment of the Financing Corporation's bond obligations. Under this law, banks insured under the Bank Insurance Fund are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as the officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties.

Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods,


--------------------------------------------------------------------------------
consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the subsidiary banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

                       Instability of Regulatory Structure

Various legislation is introduced in Congress from time to time that includes proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds. The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA"). Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

                         Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by the FDIC Improvement Act is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board, the Office of the Comptroller of Currency, the New York State Superintendent of Banks and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

                         Effect On Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments


--------------------------------------------------------------------------------
and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2. PROPERTIES

The Company conducts business through its corporate office, full service bank offices and branches. The Company's headquarters and operations center is located in Warsaw, New York. This facility is leased for a nominal rent from the Wyoming County Industrial Development Agency for local tax reasons and the Company has the right to purchase it for nominal consideration beginning in November, 2006. The following table lists the properties of each of the subsidiary banks:

LOCATION                                           TYPE OF                LEASED OR          EXPIRATION
                                                  FACILITY                  OWNED             OF LEASE
----------------------------------------------------------------------------------------------------------
Wyoming County Bank
  Warsaw....................................      Main Office                Own                  --
  Mount Morris..............................        Branch                   Own                  --
  Lakeville.................................        Branch                   Own                  --
  Attica....................................        Branch                   Own                  --
  North Java................................        Branch                   Own                  --
  Wyoming...................................        Branch                   Own                  --
  North Warsaw..............................        Branch                   Own                  --
  Strykersville.............................        Branch                   Own                  --
  Yorkshire.................................        Branch                  Lease             April 2002
  Geneseo...................................        Branch                   Own                  --
  Dansville.................................        Branch                  Lease            December 2001
  Honeoye Falls..........................           Branch                  Lease             April 2008

The National Bank of Geneva
  Geneva....................................      Main Office                Own                  --
  Geneva....................................    Drive-up Branch              Own                  --
  Canandaigua...............................        Branch                   Own                  --
  Seneca County.............................        Branch                   Own                  --
  Penn Yan..................................        Branch                   Own                  --
  Plaza.....................................        Branch              Ground Lease         December 2016

The Pavilion State Bank
  Pavilion..................................      Main Office                Own                  --
  Caledonia.................................        Branch                  Lease             April 2006
  Leroy.....................................        Branch                   Own                  --
  Batavia In-Store..........................        Branch                  Lease             August 2008
  Batavia...................................        Branch                  Lease            October 2001

First Tier Bank & Trust
  Salamanca.................................      Main Office                Own                  --
  Ellicottville.............................        Branch                   Own                  --
  Allegany..................................        Branch                   Own                  --
  Olean.....................................        Branch                   Own                  --
  Olean.....................................    Drive-up Branch              Own                  --
  Cuba......................................        Branch                  Lease            November 2007

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries are parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or its subsidiaries which, if determined adversely, would have a material effect on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders.

                                     PART II


--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded under the symbol of FISI on the Nasdaq National Market. At March 3, 2000, the Company had 11,017,733 shares of common stock outstanding (exclusive of treasury shares) and had approximately 1,800 shareholders of record. Between June 25, 1999, the day the common stock of the Company commenced trading on Nasdaq, and December 31, 1999, the high and low price of the common stock was $15.625 and $12.00, respectively. The Company paid a dividend of $.08 per common share on October 1, 1999 to shareholders of record on September 17, 1999 and on January 3, 2000 to shareholders of record on December 17, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                              DECEMBER 31
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:

  Total assets ...................   $1,136,460   $  976,185   $  880,512   $  802,266   $  721,994
  Loans, net .....................      752,324      645,857      594,332      545,060      474,822
  Securities available for sale ..      200,272      157,022      110,123       83,731       85,179
  Securities held to maturity ....       81,356       91,016       99,084      106,112      100,266
  Deposits .......................      949,531      850,455      767,726      707,703      640,237
  Borrowed funds .................       56,336       13,862       12,066        5,814        1,739
  Shareholders' equity ...........      117,539       96,578       86,843       77,254       68,001

                                                        YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
SELECTED OPERATIONS DATA:

  Interest income ................   $   78,899   $   72,870   $   67,168   $   61,192   $   57,016
  Interest expense ...............       31,883       30,958       27,851       24,514       22,628
                                     ----------   ----------   ----------   ----------   ----------
    Net interest income ..........       47,016       41,912       39,317       36,678       34,388
  Provision for loan losses ......        3,062        2,732        2,829        1,740        1,405
                                     ----------   ----------   ----------   ----------   ----------
  Net interest income after
    provision for loan losses ....       43,954       39,180       36,488       34,938       32,983
                                     ----------   ----------   ----------   ----------   ----------
  Service charges on deposits ....        4,289        3,234        2,706        2,684        2,580
  Net gain (loss) on sale of
    securities available for sale            71           --           --            8          (22)
  Other noninterest income .......        3,488        3,147        3,027        2,473        1,847
                                     ----------   ----------   ----------   ----------   ----------
    Total noninterest income .....        7,848        6,381        5,733        5,165        4,405
                                     ----------   ----------   ----------   ----------   ----------
  Noninterest expense ............       27,032       24,602       22,084       19,796       20,062
                                     ----------   ----------   ----------   ----------   ----------
  Income before income taxes .....       24,770       20,959       20,137       20,307       17,326
  Income taxes ...................        8,813        7,354        7,295        7,232        6,223
                                     ----------   ----------   ----------   ----------   ----------
  Net income .....................   $   15,957   $   13,605   $   12,842   $   13,075   $   11,103
                                     ==========   ==========   ==========   ==========   ==========

                                                             AT OR FOR THE YEAR ENDED DECEMBER 31
                                                --------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                --------    --------    --------    --------    --------
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):

PERFORMANCE RATIOS:

Return on assets (ratio of net
   income to average total assets) ..........       1.54%       1.48%       1.54%       1.71%       1.58%
Return on common equity (ratio of net
  income to average common equity) ..........      16.16       16.28       17.62       20.86       21.34
Net interest rate spread ....................       4.20        4.24        4.43        4.56        4.71
Net interest margin  (2) ....................       5.00        5.06        5.21        5.31        5.40
Noninterest income to
  average total assets (3) ..................       0.75        0.69        0.69        0.68        0.63


--------------------------------------------------------------------------------

Noninterest expenses to average total assets        2.61        2.68        2.65        2.59        2.86
Average interest-earning assets
   to average interest-bearing liabilities ..     124.86      123.05      121.91      121.89      120.47

ASSET QUALITY RATIOS:
    Excluding impact of government guarantees
Non-performing loans to total loans .........       0.75%       0.93%       1.24%       1.06%       0.89%
Non-performing assets to total
  loans and other real estate ...............       0.88        1.24        1.62        1.38        1.21
Allowance for loan losses to non-
  performing loans ..........................     198.83      156.86      108.95      121.51      143.76
Allowance for loan losses to total loans ....       1.50        1.46        1.35        1.29        1.29
Net charge-offs during the period
  to average loans outstanding during the
  year ......................................       0.17        0.21        0.32        0.16        0.12
    Including impact of government guarantees
Non-performing loans to total loans .........       0.66%       0.71%       1.00%       0.79%       0.76%
Non-performing assets to total
  loans and other real estate ...............       0.78        1.03        1.38        1.12        1.07

CAPITAL RATIOS:
Equity to total assets ......................      10.34%       9.89%       9.86%       9.63%       9.42%
Average common equity to
  average assets ............................       8.63        8.09        7.70        7.25        6.39

OTHER DATA:
Number of full-service offices ..............         29          28          27          24          23
Loans serviced for others (in millions) .....   $  200.2    $  177.8    $  153.2    $  134.9    $  118.3
Full time equivalent employees ..............        411         384         383         380         375

----------
(1)   Averages presented are daily averages.
(2) Net interest income divided by average interest earning assets. A tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.
(3) Noninterest income excludes net gain (loss) on sale of securities available for sale.


--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations of Financial Institutions, Inc. and subsidiaries are contained in pages 14 through 26 of the 1999 Annual Report to Shareholders, and are incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Company's Board of Directors to reduce the vulnerability of operations to changes in interest rates. The Company's asset/liability committee, which is comprised of senior management, is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits, all under the direction of the Board. The asset/liability committee develops an asset/liability policy that meets strategic objectives and regularly reviews the activities of the subsidiary banks. Each subsidiary bank board adopts an asset/liability policy within the parameters of the overall asset/liability policy and utilizes an asset/liability committee comprised of senior management of the bank under the direction of the bank's board.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning-assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 1999, the one-year gap position, the difference between the amount of interest-earning assets maturing or re-pricing within one year and interest-bearing liabilities maturing or repricing within one year, was $(74.1) million, or 7.6% of total assets. Accordingly, over the one year period following December 31, 1999, the Company will have $74.1 million more in liabilities re-pricing than assets. Generally if rate-sensitive assets re-price sooner than rate-sensitive liabilities, earnings will be positively impacted in a rising rate environment. Conversely, in a declining rate environment, earnings will generally be negatively impacted. If rate-sensitive liabilities re-price sooner than rate-sensitive assets then generally earnings will be negatively impacted in a rising rate environment. Conversely, in a declining rate environment earnings will generally be positively impacted. Management believes that the negative gap position will not have a material adverse effect on the Company's operating results.

Gap Analysis. The following table (the "Gap Table") sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 which management anticipates, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1999, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) were assumed to become rate sensitive over time, with 2.5%, 12.5%, 15%, 30%, and 40% of such deposits assumed to reprice in the


--------------------------------------------------------------------------------
periods of less than 30 days, 31 to 180 days, 181 to 365 days, 1 to 3 years and more than 3 years, respectively. Prepayment and repricing rates can have a significant impact on the estimated gap. While management believes such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

Gap Table                                                         Volumes Subject to Repricing Within
                                    -----------------------------------------------------------------------------------------------
                                      0-30     31-180       181-365
                                      days      days          days      1-3 years    3-5 years   5-10 years  >10 years     Total
                                    -----------------------------------------------------------------------------------------------
December 31, 1999
(dollars in thousands)
  Interest-earning assets:
    Federal funds sold ...........  $ 11,554   $      --    $     --    $      --    $      --   $      --   $      --   $   11,554
    Securities (1) ...............     1,273      21,181      15,522       65,092      108,857      66,546       3,157      281,628
    Loans (2) ....................   309,942      60,530      69,263      124,567       88,988      48,102      62,354      763,746
                                    --------   ---------    --------    ---------    ---------   ---------   ---------   ----------
      Total interest-earning
        assets ...................   322,769      81,711      84,785      189,659      197,845     114,648      65,511    1,056,928
                                    --------   ---------    --------    ---------    ---------   ---------   ---------   ----------

  Interest-bearing liabilities:
    Interest-bearing checking,
      savings and money
      market deposits ............     7,671      38,350      46,022       92,044      118,323       4,403          --      306,813
    Certificates of deposit ......   122,230     175,887     124,280       71,885        6,479         157          --      500,918
    Borrowed funds ...............     4,610      43,257       1,076        1,326          351       5,625          91       56,336
                                    --------   ---------    --------    ---------    ---------   ---------   ---------   ----------
      Total interest-bearing
        liabilities ..............   134,511     257,494     171,378      165,255      125,153      10,185          91      864,067
                                    --------   ---------    --------    ---------    ---------   ---------   ---------   ----------

  Period gap .....................  $188,258   $(175,783)   $(86,593)   $  24,404    $  72,692   $ 104,463   $  65,420   $  192,861
                                    ========   =========    ========    =========    =========   =========   =========   ==========

  Cumulative gap .................  $188,258   $  12,475    $(74,118)   $ (49,714)   $  22,978   $ 127,441   $ 192,861
                                    ========   =========    ========    =========    =========   =========   =========

  Period gap to total assets .....     16.62%     (15.52%)     (7.64%)       2.15%        6.42%       9.22%       5.77%       17.02%
                                    ========   =========    ========    =========    =========   =========   =========   ==========

  Cumulative gap to
     total assets ................     16.62%       1.10%      (6.54%)      (4.39%)       2.03%      11.25%      17.02%
                                    ========   =========    ========    =========    =========   =========   =========

  Cumulative interest-earning
    assets to cumulative interest-
    bearing liabilities ..........    239.96%     103.18%      86.84%       93.18%      102.69%     114.75%     122.32%
                                    ========   =========    ========    =========    =========   =========   =========

----------
(1) Amounts shown are the amortized cost of held to maturity securities and the fair value of available for sale securities.
(2) Amounts shown include principal balance net of deferred loan fees and costs, unamortized premiums and discounts.

Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates, both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

As a result of these shortcomings, the Company directs more attention on simulation modeling, such as "net interest income at risk" discussed below, rather than gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within acceptable limits, the net interest income at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Net Interest Income at Risk Analysis. In addition to the Gap Analysis, management uses a "rate shock" simulation to measure the rate sensitivity of our balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on our net interest income and economic value of equity. The following table sets forth the results of our modeling analysis at December 31, 1999:


--------------------------------------------------------------------------------

 Change in Interest            Net Interest Income               Economic Value of Equity
Rates in Basis Points    --------------------------------    --------------------------------
   (Rate Shock)          $ Amount   $ Change     % Change    $ Amount   $ Change     % Change
---------------------    --------   --------     --------    --------   --------     --------
                                               (dollars in thousands)
200 ..................   $ 54,844   $  1,314       2.45%     $121,090   $(11,988)     (9.01%)
100 ..................     54,254        724       1.35%      126,676     (6,402)     (4.81%)
Static ...............     53,530         --         --       133,078         --         --
(100) ................     52,919       (611)     (1.14%)     139,520      6,442       4.84%
(200) ................     51,324     (2,206)     (4.12%)     142,826      9,748       7.33%

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of 12 months. As of December 31, 1999, a 200 basis point increase in rates would increase net interest income by $1.3 million, or 2.45%, over the next twelve month period. Conversely, a 200 basis point decrease in rates would decrease net interest income by $2.2 million, or 4.12%, over a 12 month period. This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the consolidated financial statements of Financial Institutions, Inc. and subsidiaries are contained in pages 28 through 43 of the 1999 Annual Report to Shareholders, and are incorporated herein by reference thereto.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Registrant on page 3 of the Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation on pages 5, 6 and 9 of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners of the Company's management on page 4 of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions on pages 12 and 13 of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.


--------------------------------------------------------------------------------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   List of Documents Filed as Part of this Report

            (1)   Financial Statements

            The financial statements listed below and the report of Independent Auditors' are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, in Item 8. Page references are to the Annual Report.

             Financial Statements                                 Page Reference
             --------------------                                 --------------

             Financial Institutions, Inc. and Subsidiaries

                 Independent Auditors' Report                           27

                 Consolidated Statements of Financial Condition         28

                 Consolidated Statements of Income                      29

                 Consolidated Statements of Changes in
                   Shareholders' Equity and Comprehensive Income        30


                 Consolidated Statements of Cash Flows                  31

                 Notes to Consolidated Financial Statements           32-42

      (b)   Reports on Form 8-K

      The Registrant filed no current Report on Form 8-K during the fourth quarter of 1999.

      (c)   Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

      Exhibit Index to Form 10-K
      --------------------------

      Exhibit 3.1                     Articles of Incorporation **

      Exhibit 3.2                     Bylaws **

      Exhibit 10.1                    1999 Management Stock Incentive Plan

      Exhibit 10.2                    1999 Directors' Stock Incentive Plan

      Exhibit 10.3                    Employment Agreement - Peter G. Humphrey

      Exhibit 10.4                    Employment Agreement - Jon J. Cooper

      Exhibit 10.5                    Employment Agreement - Thomas L. Kime

      Exhibit 10.6                    Employment Agreement - W. J. Humphrey III

      Exhibit 10.7                    Employment Agreement - Randolph C. Brown

      Exhibit 11 Calculations of Basic Earnings Per Share and Diluted Earnings Per Share


--------------------------------------------------------------------------------

      Exhibit 13 Annual Report to Shareholders for the year ended December 31, 1999

      Exhibit 21                      Subsidiaries of Financial Institutions,
                                      Inc.

      Exhibit 27.1                    Financial Data Schedule - Fiscal Year End
                                      1999

      ** Incorporated by reference from Financial Institutions, Inc., Form S-1, filed on June 11, 1999.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL INSTITUTIONS, INC.


Date: March 24, 2000                    By: /s/ Peter G. Humphrey
                                            -------------------------
                                            Peter G. Humphrey
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                       Title                           Date
     ----------                       -----                           ----

/s/ Peter G. Humphrey         President, Chief                    March 24, 2000
-----------------------       Executive Officer (Principal
Peter G. Humphrey             Executive Officer) and Director


/s/ Ronald A. Miller          Senior Vice President               March 24, 2000
-----------------------       and Chief Financial Officer
Ronald A. Miller              (Principal Accounting Officer)


/s/ W. J. Humphrey, Jr.       Director and                        March 24, 2000
-----------------------       Chairman of the Board
W. J. Humphrey, Jr.


/s/ W. J. Humphrey, III       Director and                        March 24, 2000
-----------------------       Senior Vice President
W. J. Humphrey, III


/s/ Jon J. Cooper             Director and                        March 24, 2000
-----------------------       Senior Vice President
Jon J. Cooper


/s/ Barton P. Dambra          Director                            March 24, 2000
-----------------------
Barton P. Dambra


/s/ Samuel M. Gullo           Director                            March 24, 2000
-----------------------


--------------------------------------------------------------------------------

Samuel M. Gullo


/s/ Donald Humphrey           Director                            March 24, 2000
-----------------------
Donald Humphrey


/s/ Thomas L. Kime            Director and                        March 24, 2000
-----------------------       Senior Vice President
Thomas L. Kime


/s/ H. Jack South             Director                            March 24, 2000
-----------------------
H. Jack South


/s/ James H. Wycoff           Director                            March 24, 2000
-----------------------
James H. Wycoff


/s/ Donald I. Wickham         Director                            March 24, 2000
-----------------------
Donald I. Wickham


--------------------------------------------------------------------------------

F I N A N C I A L    I N S T I T U T I O N S,  I N C .

DIRECTORS:

Jon J. Cooper
President & Chief Executive Officer
Wyoming County Bank

Barton P. Dambra
President
Markin Tubing

Samuel M. Gullo
Owner
Family Furniture, Inc.

Donald G. Humphrey
Retired
Former Vice President of Wyoming County Bank

Peter G. Humphrey
President & Chief Executive Officer
Financial Institutions, Inc.

W. J. Humphrey, Jr.
Chairman of the Board
Financial Institutions, Inc.

W. J. Humphrey, III
President & Chief Executive Officer
Pavilion State Bank

Thomas L. Kime
President & Chief Executive Officer
National Bank of Geneva

H. Jack South
Retired
Former Vice President of Operations of Abex Corporation

Donald I. Wickham
Associate
Klassen Associates

James H. Wyckoff
Associate Professor - SUNY

OFFICERS:

Peter G. Humphrey
President and
Chief Executive Officer

Randolph C. Brown
Senior Vice President

Jon J. Cooper
Senior Vice President

W. J. Humphrey, III
Senior Vice President

Thomas L. Kime
Senior Vice President

Ronald A. Miller
Senior Vice President and


--------------------------------------------------------------------------------

Chief Financial Officer

Regina R. Colegrove
Vice President - Human Resources

Sonia M. Dumbleton
Vice President - Internal Audit & Compliance

R. Mitchell McLaughlin
Vice President - Operations

Steven S. Perl
Vice President - Controller

David L. MacIntyre
Assistant Vice President - Investment Services


--------------------------------------------------------------------------------
                                                                         Page 27