Form 10-Q
period 2000-03-31
FINANCIAL INSTITUTIONS INC
filed 2000-05-12
CIK 862831

FORM 10-Q

                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                     16-0816610
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


  220 Liberty Street, Warsaw, New York                     14569
----------------------------------------                 ----------
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

            Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            TITLE                                     OUTSTANDING
            -----                                     -----------
Common Stock , $0.01 par value                  Outstanding at May 08, 2000
Par share                                             10,984,433 shares
================================================================================

INDEX

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

PART I. -- FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):

      Consolidated Statements of Financial Condition

      Consolidated Statements of Income

      Consolidated Statements of Cash Flows

      Consolidated Statements of Shareholders' Equity and Comprehensive Income

      Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                       March 31,    December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (unaudited)
ASSETS
Cash, due from banks and interest-bearing deposits   $    31,881    $    49,672
Federal funds sold                                             0         11,554
Securities available for sale, at fair value             213,121        200,272
Securities held to maturity (fair value of
  $79,709 at March 31, 2000 and $80,902 at
  December 31, 1999)                                      80,617         81,356
Loans:                                                   788,188        763,745
    Allowance for loan losses                            (11,907)       (11,421)
                                                     -----------    -----------
    Loans, net                                           776,281        752,324
Premises and equipment, net                               16,904         17,009
Other assets                                              26,059         24,273
                                                     -----------    -----------
       Total assets                                  $ 1,144,863    $ 1,136,460
                                                     ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                           $   139,090    $   141,800
    Savings, money market and interest-bearing
      checking                                           300,874        306,813
    Certificates of deposit                              509,447        500,918
                                                     -----------    -----------
       Total deposits                                    949,411        949,531

    Short-term borrowings                                 48,012         46,096
    Long-term borrowings                                  12,506         10,240
    Accrued expenses and other liabilities                15,879         13,054
                                                     -----------    -----------

      Total liabilities                                1,025,808      1,018,921
                                                     -----------    -----------
Shareholders' equity:
    3% cumulative preferred stock, $100 par value,
       authorized 10,000 shares, issued and
       outstanding 1,759 shares at March 31,
       2000 and at December 31, 1999                         176            176
    8.48% cumulative preferred stock, $100 par
       value, authorized 200,000 shares, issued
       and outstanding 175,954 shares at March 31,
       2000 and 176,359 shares at December
       31, 1999                                           17,595         17,636
    Common stock, $0.01 par value, authorized
       50,000,000 shares, issued 11,303,533
       shares at March 31, 2000 and at December
       31, 1999                                              113            113
    Additional paid-in capital                            16,446         16,448
    Retained earnings                                     89,180         86,361
    Accumulated other comprehensive income (loss)         (3,798)        (2,661)
    Treasury stock--common, at cost--296,800
       shares at March 31, 2000 and 285,800
       shares at December 31, 1999                          (657)          (534)
                                                     -----------    -----------
       Total shareholders' equity                        119,055        117,539
                                                     -----------    -----------
       Total liabilities and shareholders' equity    $ 1,144,863    $ 1,136,460
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share
amounts)
(unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------
Interest income:
    Loans                                                  $17,719       $14,759
    Securities                                               4,091         3,538
    Other                                                       47           155
                                                           -------       -------
       Total interest income                                21,857        18,452
                                                           -------       -------
Interest expense:
    Deposits                                                 8,380         7,362
    Borrowings                                                 792           274
                                                           -------       -------
       Total interest expense                                9,172         7,636
                                                           -------       -------
Net interest income                                         12,685        10,816
Provision for loan losses                                      835           525
                                                           -------       -------
    Net interest income after provision
       for loan losses                                      11,850        10,291
                                                           -------       -------
Noninterest income:
    Service charges on deposits                              1,094           953
    Gain on sale of securities and loans                       117           107
    Loan servicing fees                                        302           297
    Mutual fund fees                                           173           157
    Other                                                      383           311
                                                           -------       -------
       Total noninterest income                              2,069         1,825
                                                           -------       -------
Noninterest expense:
    Salaries and employee benefits                           4,036         3,524
    Occupancy and equipment                                  1,125         1,045
    Supplies and postage                                       380           346
    Amortization of intangibles                                210           210
    Professional fees                                          195           126
    Other                                                    1,261         1,070
                                                           -------       -------
       Total noninterest expense                             7,207         6,321
                                                           -------       -------
       Income before income taxes                            6,712         5,795
Income taxes                                                 2,418         2,049
                                                           -------       -------
       Net income                                            4,294         3,746

    Preferred stock dividends                                  374           376
                                                           -------       -------
    Net income available to common
       shareholders                                        $ 3,920       $ 3,370
                                                           =======       =======
    Net income per common share
      Basic                                                $  0.36       $  0.34
                                                           =======       =======
      Diluted                                              $  0.36       $  0.34
                                                           =======       =======

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                        Three Months Ended March 31,
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
     Net income                                            $  4,294    $  3,746
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                         812         845
          Provision for loan losses                             835         525
          Deferred income tax benefit                          (238)       (153)
          Gain on sale of securities and loans                 (117)       (107)
          Minority interest in net income of subsidiary
            banks                                                21          18
          Increase in other assets                             (969)       (281)
          Increase (decrease) in accrued expenses and
            other liabilities                                 2,591        (313)
                                                           --------    --------
               Net cash provided by operating activities      7,229       4,280
                                                           --------    --------
Cash flows from investing activities:
     Purchase of securities:
          Available for sale                                (20,997)    (51,445)
          Held to maturity                                   (1,898)     (8,635)
     Proceeds from sales and maturities of securities:
          Available for sale                                  6,160      24,001
          Held to maturity                                    2,561       6,763
     Net increase in loans                                  (24,687)     (5,167)
     Sale/disposal of premises and equipment                      8         429
     Purchase of premises and equipment                        (360)       (153)
                                                           --------    --------
               Net cash used in investing activities        (39,213)    (34,207)
                                                           --------    --------
Cash flows from financing activities:
     Net increase (decrease)in deposits                        (120)      9,633
     Increase in short-term borrowings, net                   1,916       4,439
     Proceeds from long-term borrowings                      10,000       1,650
     Repayment of long-term borrowings                       (7,734)        (22)
     Repurchase of preferred and common shares, net            (166)          0
     Dividends paid                                          (1,257)     (1,482)
                                                           --------    --------
          Net cash provided by financing activities           2,639      14,218
                                                           --------    --------
Net decrease in cash and cash equivalents                   (29,345)    (15,709)
Cash and cash equivalents at beginning of the period         61,226      42,843
                                                           --------    --------
Cash and cash equivalents at end of the period             $ 31,881    $ 27,134
                                                           ========    ========
Supplemental disclosure of cash flow information:
Cash paid during period for:
          Interest                                         $  8,795    $  7,351
                                                           ========    ========
          Income taxes                                     $    582    $  1,360
                                                           ========    ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in Thousands, except per share amounts)
(Unaudited)

                                                                Accumulated
                       Preferred                                  Other
                         Stock               Additional          Comprehen-             Total
                      ----------- Common   Paid-In    Retained  sive Income Treasury Shareholders
                       3%   8.48%  Stock    Capital   Earnings    (Loss)     Stock      Equity
                      ---  ------  ------- ---------  --------  ----------- -------- --------
Balance-December
  31, 1999           $176  $17,636   $ 113   $ 16,448 $ 86,361   $ (2,661)   $(534)   $117,539
Purchase of 405
  shares of 8.48%
  preferred stock              (41)                (2)                                     (43)
Purchase of
  11,000 shares
  of common stock                                                             (123)       (123)
Comprehensive
  income:
  Net Income                                             4,294                           4,294
  Unrealized loss
   on securities
   available for
   sale, net of
   tax effect                                                       (1,137)             (1,137)
  Total comprehensive
    income                                                                               3,157
Cash dividends
declared:
 3%
   preferred-$0.75
   per share                                                (1)                             (1)
 8.48%
   preferred-$2.12
   per share                                              (373)                           (373)
 Common--$0.10
   per share                                            (1,101)                         (1,101)
                     ----  -------   -----   -------- --------   --------    -----    --------
Balance--March 31,
  2000               $176  $17,595   $ 113   $ 16,446 $ 89,180   $ (3,798)   $(657)   $119,055
                     ====  =======   =====   ======== ========   ========    =====    ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2000 and 1999
(Unaudited)

1. BASIS OF PRESENTATION

Financial Institutions. Inc. (the "Company") is a bank holding company that was formed in 1931. The Company owns four commercial banks that operate in Western and Central New York State: Wyoming County Bank ("WCB"), The National Bank of Geneva ("NBG"), The Pavilion State Bank ("PSB"), and First Tier Bank & Trust ("FTB") (collectively the "Banks"). The Company is also the parent company of The FI Group, Inc. ("FIGI"), a brokerage subsidiary that commenced operations on March 22, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three month periods ended March 31, 2000 and March 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000.

The consolidated financial statements include the accounts of the Company, the Banks and the Company's non-banking subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the periods indicated. The Company's basic and diluted earnings per share calculations are identical in the periods presented, as there are, currently, no instruments having a dilutive effect. The computation of basic and diluted earnings per common share for the three month periods ended March 31, 2000 and 1999 are as follows:

                                             Income        Shares      Per Share Amount
------------------------------------------------------------------------------------------
 Net Income for three months
    ended March 31, 2000                    $4,294,000
    Less: Preferred Stock Dividends            374,000
                                            ----------
      BASIC EPS AND DILUTED EPS              3,920,000    11,016,052                 $0.36
------------------------------------------------------------------------------------------
Net Income for three months
    ended March 31, 1999                    $3,746,000
    Less: Preferred Stock Dividends            376,000
                                            ----------
      BASIC EPS AND DILUTED EPS              3,370,000     9,915,600                 $0.34
==========================================================================================

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

                                      As of             As of
                                    March 31,        December 31,
(Dollars in thousands)                2000               1999
                                    ---------        ------------
Commercial                           $145,815          $140,376
Commercial real estate                143,739           137,694
Agricultural                          154,067           151,534
Residential real estate               190,271           189,466
Consumer & home equity                154,654           145,038
                                     --------          --------
      Loans, gross                    788,546           764,108

Net deferred fees                       (358)             (363)
Allowance for loan losses            (11,907)          (11,421)
                                     --------          --------
Total loans, net                     $776,281          $752,324
                                     ========          ========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(Dollars in thousands)
                                                 Three Months Ended
                                                 ------------------
                                                      March 31,
                                                 2000            1999
                                               -------         -------
Balance at the beginning
 of the period                                 $11,421         $ 9,570
Charge-Offs:
  Commercial                                       154              95
  Commercial real estate                             4               4
  Residential real estate                           --              67
  Consumer and home equity                         252             120
                                               -------         -------
    Total charge-offs                              410             286
                                               -------         -------
Recoveries:
  Commercial                                         3              31
  Commercial real estate                            --               1
  Agricultural                                       1              --
 Consumer and home equity                           57              19
                                               -------         -------
     Total recoveries                               61              51
                                               -------         -------

Net charge-offs                                    349             235
Provision for loan losses                          835             525
                                               -------         -------
Balance at the end of the period               $11,907         $ 9,860
                                               =======         =======
Ratio of net charge-offs
 to average loans (annualized)                    0.18%           0.14%
Allowance for loan losses
 to total loans                                   1.51%           1.49%
Allowance for loan losses
 to nonperforming loans                         171.97%         160.90%
Allowance for loan losses to
 nonperforming loans, net of
 government guaranteed portion (1)              192.07%         211.00%

(1) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the Small Business Administration ("SBA") or Farm Service Agency ("FSA").

At March 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired totaled $3,490,000 and $4,157,000, respectively. The average recorded investments in impaired loans during the three months ended March 31, 2000 and 1999 were approximately $3,586,000 and $4,611,000, respectively. At March 31, 2000 and 1999, the Company had specific allocations for impaired loans included in the allowance for loan losses of $747,000 and $859,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

                                                      As of        As of
                                                    March 31,   December 31,
                                                      2000          1999
(Dollars in thousands)                               ------     ------------
Nonaccruing loans (1):
Commercial                                           $1,097        $1,159
Commercial real estate                                2,122         1,373
Agricultural                                          1,451         1,455
Residential real estate                                 945           413
Consumer and home equity                                422           375
                                                     ------        ------
      Total loans                                     6,037         4,775
Accruing loans 90 days or more delinquent               887           969
                                                     ------        ------
      Total nonperforming loans                       6,924         5,744
Other real estate owned (2)                             900           969
                                                     ------        ------
         Total nonperforming assets                   7,824         6,713
Less: government guaranteed portion of
   nonperforming loans                                  725           734
                                                     ------        ------
Total nonperforming assets, net of government
   guaranteed portion                                $7,099        $5,979
                                                     ======        ======
Nonperforming loans to total loans                    0.88%         0.75%
                                                      =====         =====
Nonperforming loans, net of government
   guaranteed portion, to total loans (3)             0.79%         0.66%
                                                      =====         =====
Nonperforming assets to total loans and other
   real estate                                        0.99%         0.88%
                                                      =====         =====
Nonperforming assets, net of government
   guaranteed portion, to total loans and
   other real estate                                  0.90%         0.78%
                                                      =====         =====

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

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. SFAS No. 133's effective date was deferred in June 1999 by FASB's issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and is now effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. Based upon current activities, the adoption of this statement will not have an effect on the Company's financial position or results of operations. SFAS No. 133 also permits a reclassification of securities to the available for sale category from the held to maturity category, at the time the standard is adopted.

5. SEGMENT INFORMATION

Segments are determined based upon the individual subsidiary banks. Reportable segments are comprised of WCB, NBG, PSB and FTB as the Company evaluates performance on an individual bank basis. The reportable segment information as of and for the quarters ended March 31, 2000 and 1999 follows:

(Dollars in thousands)                                  2000           1999
                                                     -----------    -----------
Net interest income:
  WCB ............................................   $     5,229    $     4,546
  NBG ............................................         4,365          3,707
  PSB ............................................         1,677          1,474
  FTB ............................................         1,254          1,118
                                                     -----------    -----------
    Total segment net interest income ............        12,525         10,845
Parent Company, FIGI, and eliminations, net ......           160            (29)
                                                     -----------    -----------
    Total net interest income ....................   $    12,685    $    10,816
                                                     ===========    ===========
Net interest income plus non-interest income:
  WCB ............................................   $     5,971    $     5,177
  NBG ............................................         5,210          4,378
  PSB ............................................         1,925          1,729
  FTB ............................................         1,490          1,394
                                                     -----------    -----------
    Total segment net interest
       income plus non-interest income ...........        14,596         12,678
Parent Company, FIGI, and eliminations, net ......           158            (37)
                                                     -----------    -----------
    Total net interest income plus
       non-interest income .......................   $    14,754    $    12,641
                                                     ===========    ===========
Net income:
  WCB ............................................   $     1,857    $     1,663
  NBG ............................................         1,669          1,366
  PSB ............................................           435            460
  FTB ............................................           390            348
                                                     -----------    -----------
    Total segment net income .....................         4,351          3,837
Parent Company, FIGI, and eliminations, net ......           (57)           (91)
                                                     -----------    -----------
    Total net income .............................   $     4,294    $     3,746
                                                     ===========    ===========
Assets:
  WCB ............................................   $   457,823    $   388,675
  NBG ............................................       420,041        370,782
  PSB ............................................       144,684        124,396
  FTB ............................................       122,823        106,437
                                                     -----------    -----------
    Total segment net assets .....................     1,145,371        990,290
Parent Company, FIGI, and eliminations, net ......          (508)         2,880
                                                     -----------    -----------
    Total assets .................................   $ 1,144,863    $   993,170
                                                     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to changes in (1) general economic conditions, (2) the real estate markets, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three months ended March 31, 2000 to supplement the information in the consolidated financial statements included in this report.


The following table presents certain information and ratios that management of the Company considers important in evaluating the Company's performance:

                                                                          At or For The Three Months Ended March 31,
                                                                2000              1999             $ Change               % Change
                                                             ----------        ----------          ---------              --------
Per common share data:
  Net income - basic                                              $0.36             $0.34              $0.02                 5.9%
  Net income - diluted                                            $0.36             $0.34              $0.02                 5.9%
  Cash dividends declared                                         $0.10           $0.0755            $0.0245                32.5%
  Book value                                                      $9.20             $8.13              $1.07                13.2%
  Tangible book value                                             $8.94             $7.76              $1.18                15.2%
Common shares outstanding:
  Weighted average shares - diluted                          11,016,052         9,915,600
  Period end                                                 11,006,733         9,915,600

Performance ratios, annualized:
  Return on average assets                                         1.55%             1.55%
  Return on average common equity                                 15.69%            17.05%
  Net interest margin (tax-equivalent)                             5.00%             4.94%
  Efficiency ratio                                                46.68%            47.74%
Asset quality ratios:
  Excluding impact of government guarantees on
   portion of loan portfolio:
    Nonperforming loans to total loans                             0.88%             0.93%
    Nonperforming assets to total loans and other
     real estate                                                   0.99%             1.22%
    Net loan charge-offs to average
    loans (annualized)                                             0.18%             0.14%
    Allowance for loan losses to total loans                       1.51%             1.49%
    Allowance for loan losses to nonperforming loans             171.97%           160.90%
  Including impact of government guarantees on
   portion of loan portfolio:
    Nonperforming loans to total loans                             0.79%             0.71%
    Nonperforming assets to total loans and other
     real estate                                                   0.90%             1.00%
    Allowance for loan losses to nonperforming loans             192.07%           211.00%
Capital ratios:
  Average common equity to average total assets                    8.99%             8.15%
  Leverage ratio                                                  10.81%             9.63%
  Tier 1 risk based capital ratio                                 14.72%            13.89%
  Risk-based capital ratio                                        15.97%            15.15%
  Intangible assets to tangible common equity                      2.96%             4.87%

The Company's net income for the first quarter of 2000 increased 14.6% to $4,294,000 compared to $3,746,000 for the first quarter of 1999. Earnings per share rose 5.9% to $.36 for the first quarter of 2000 from $.34 in the first quarter of 1999. Return on average common equity was 15.69% for the three months ended March 31, 2000 compared to 17.05% in the same period in 1999.

Net interest income increased 17.3% to $12,685,000 for the first quarter of 2000 compared to $10,816,000 for the first quarter of 1999. The increase resulted from a 14.1% growth in average earning assets and a 6 basis point increase in net interest margin. Average earning assets for the first quarter of 2000 increased to $1,062.4 million from $931.0 million in the first quarter of 1999. Net interest margin for the first quarter of 2000 was 5.00% compared to 4.94% for the same period in 1999.

Noninterest income of $2,069,000 for the first quarter of 2000 increased 13.4% from $1,825,000 for the same period in 1999. The increase is principally derived from deposit service charges at all four Banks plus increased trust fee income from the National Bank of Geneva that began offering trust services late in the fourth quarter of 1999.

Noninterest expense for the first quarter of 2000 was up 14.0% to $7,207,000 from $6,321,000 for the first quarter of 1999. The increase is associated primarily with staffing levels from expanding lending activities, technological expenditures associated with expanding the Company's product line and distribution channels and the opening of a new branch office in a contiguous market. The Company has effectively deployed resources whereby the Company's efficiency ratio for the first quarter of 2000 was 46.68% compared to 47.74% for the same period a year ago.

Provision for loan losses for the first quarter of 2000 was $835,000 compared to $525,000 for the same period a year ago. The increase in provision for loan losses is primarily attributed to the growth in the loan portfolio.

Nonperforming assets at March 31, 2000 were $7.8 million, a decrease of 3.1% from $8.1 million at March 31, 1999. When including the impact of government guarantees, nonperforming assets at March 31, 2000 were $7.1 million compared to $6.6 million at March 31, 1999.

At March 31, 2000 the Company had total assets of $1,144.9 million, an increase of 0.7% from $1,136.5 million at December 31, 1999. Loans increased 3.2% to $788.2 million at March 31, 2000 from $763.7 million at December 31, 1999. Total deposits were $949.4 million at the recent quarter-end, compared with $949.5 million at December 31, 1999 which reflect normal seasonal trends for the Company. Total shareholders' equity increased 1.3% to $119.1 million at March 31, 2000, from $117.5 million at December 31, 1999. Book value per common share at March 31, 2000 was $9.20, an increase of 1.7% from $9.05 at December 31, 1999. Tangible book value per common share was $8.94 at March 31, 2000, an increase of 1.9% from $8.77 at December 31, 1999.

SUPPLEMENTAL SCHEDULES

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets, interest expense on average interest-bearing liabilities, and the resulting yields and rates. Except as indicated in the footnotes to this table, no tax-equivalent adjustments have been made and all average balances are daily average balances. Nonaccruing loans have been included in the yield calculation in this table.

                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                           2000                            1999
                                         -------                          -------
                               Average   Interest  Annualized   Average   Interest  Annualized
                             Outstanding  Earned/    Yield/   Outstanding  Earned/   Yield/
(Dollars in thousands)         Balance     Paid      Rate       Balance     Paid      Rate
                              ---------  --------  --------   ----------- --------  ----------
Interest-earning assets
Federal funds sold and
   interest-bearing
   deposits                       $3,479       $47     5.43%    $12,667      $155    4.96%
Investment securities (1)        287,881     4,654     6.46%    261,465     4,066    6.31%
Loans (2)
 Commercial and agricultural     434,544    10,147     9.39%    352,112     7,781    8.96%
 Residential real estate         188,882     4,103     8.69%    179,837     4,007    9.04%
 Consumer and home equity        147,600     3,469     9.45%    124,959     2,971    9.64%
                               ---------    ------     ----     -------    ------    ----
    Total loans                  771,026    17,719     9.23%    656,908    14,759    9.11%
                               ---------    ------     ----     -------    ------    ----
Total interest-earning assets  1,062,386    22,420     8.47%    931,040    18,980    8.27%
                               ---------    ------     ----     -------    ------    ----

Interest-bearing liabilities
 Interest-bearing checking       109,585       366     1.34%     97,284       334    1.39%
 Savings and money market        190,771     1,195     2.52%    176,415     1,079    2.48%
 Certificates of deposit         502,450     6,819     5.46%    454,867     5,949    5.30%
 Borrowed funds                   53,675       792     5.93%     20,709       274    5.37%
                               ---------    ------     ----     -------    ------    ----
    Total interest-bearing
     liabilities                 856,481     9,172     4.31%    749,275     7,636    4.13%
                               ---------    ------     ----     -------    ------    ----

Net interest income                        $13,248                        $11,344
                                           =======                        =======
Net interest rate spread                               4.16%                         4.14%
                                                      ======                        ======
Net earning assets              $205,905                       $181,765
                                ========                       ========
Net interest margin on
   earning assets (3)                                  5.00%                         4.94%
                                                      ======                        ======
Ratio of average
   interest-earning assets
   to average
   interest-bearing
   liabilities                                       124.04%                       124.26%
                                                     =======                       =======

(1) Amounts shown are amortized cost for Held To Maturity securities and fair value for Available for Sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal income tax rate of 35%.
(2)   Net of deferred loan fees and costs.
(3) The net interest margin is equal to net interest income divided by average interest-earning assets and is presented on an annualized basis.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by the current year rate); (2) changes attributable to changes in rate (changes in rate multiplied by the prior year volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and changes due to rate.

                                           1st Quarter 2000 Compared to 1st Quarter 1999
(Dollars in thousands)                     ---------------------------------------------
                                            Increase (Decrease) Due to
                                           ----------------------------    Total Increase
                                              Volume              Rate       (Decrease)
                                              ------             ------    --------------
Interest-earning assets:
   Federal funds sold and
     interest-bearing deposits                $(123)               $15         $(108)
   Investment securities                        485                103           588
   Loans:
      Commercial                                595                173           768
      Commercial real estate                    718                 38           756
      Agricultural                              673                169           842
      Residential real estate                   298              (202)            96
      Consumer and home equity                  556               (58)           498
                                             ------              -----        ------
         Total loans                          2,840                120         2,960
                                             ------              -----        ------
         Total interest-earning assets        3,202                238         3,440
                                             ------              -----        ------
Interest-bearing liabilities
   Interest-bearing checking                     43               (11)            32
   Savings and money market                      99                 17           116
   Certificates of deposit                      692                178           870
   Borrowed funds                               489                 29           518
                                             ------              -----        ------
     Total interest-bearing liabilities       1,323                213         1,536
                                             ------              -----        ------
Net interest income                          $1,879              $  25        $1,904
                                             ======              =====        ======

Year 2000 ("Y2K")

Concerns over the arrival of the Year 2000 ("Y2K") and its impact on the embedded computer technologies used by financial institutions, among others, led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no problems in connection with Y2K, either in connection with the services and products it provides to its customers or in connection with the services and products it receives from third party vendors or suppliers.

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

Management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB.

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company's Annual Report on Form 10-K as of December 31, 1999 dated March 28, 2000 as filed with the Securities and Exchange Commission.

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

(a)   Exhibits

      3.1   Certificate of Incorporation of the Registrant, as amended *

      3.2   By-laws of the Registrant, as amended *

      4.1   Form of Certificate for the Registrant's Common Stock *

      10.1  1999 Management Stock Incentive Plan of the Registrant **

      10.2  1999 Directors' Stock Incentive Plan of the Registrant **

      27    Financial Data Schedule for the Three Months ended March 31, 2000

o * Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-76865).
o ** Incorporated by reference to the corresponding exhibit filed with the Registrant's 1999 Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FINANCIAL INSTITUTIONS, INC.
                                                (Registrant)

               May 11, 2000             /s/ Peter G. Humphrey
               ------------             ---------------------
                   Date                 Peter G. Humphrey, President & CEO


               May 11, 2000             /s/ Ronald A. Miller
               ------------             --------------------
                   Date                 Ronald A. Miller, SVP & CFO