Form 10-Q
period 2000-06-30
FINANCIAL INSTITUTIONS INC
filed 2000-08-10
CIK 862831

FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                     16-0816610
-------------------------------                   -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  220 Liberty Street, Warsaw, New York                         14569
----------------------------------------                  --------------
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

                  Yes    |X|     No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            TITLE                                        OUTSTANDING
            -----                                        -----------
Common Stock , $0.01 par value                  Outstanding at August 1, 2000
Per share                                             10,986,721 shares
================================================================================

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

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                        June 30,    December 31,
                                                          2000          1999
    ASSETS                                            -----------   -----------
                                                      (unaudited)
Cash, due from banks and interest-bearing deposits    $    28,758   $    49,672
Federal funds sold                                              0        11,554
Securities available for sale, at fair value              226,535       200,272
Securities held to maturity (fair value of
  $79,446 at June 30, 2000 and $80,902 at
  December 31, 1999)                                       80,202        81,356
Loans                                                     836,862       763,745
    Allowance for loan losses                             (12,581)      (11,421)
                                                      -----------   -----------
    Loans, net                                            824,281       752,324
Premises and equipment, net                                17,240        17,009
Other assets                                               26,874        24,273
                                                      -----------   -----------
       Total assets                                   $ 1,203,890   $ 1,136,460
                                                      ===========   ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                            $   132,222   $   141,800
    Savings, money market and interest-bearing
      checking                                            304,579       306,813
    Certificates of deposit                               551,954       500,918
                                                      -----------   -----------
       Total deposits                                     988,755       949,531

Short-term borrowings                                      65,857        46,096
Long-term borrowings                                       12,558        10,240
Accrued expenses and other liabilities                     14,819        13,054
                                                      -----------   -----------
      Total liabilities                                 1,081,989     1,018,921
                                                      -----------   -----------
Shareholders' equity:
    3% cumulative preferred stock, $100 par value,
       authorized 10,000 shares, issued and
       outstanding 1,759 shares at June 30, 2000
       and at December 31, 1999                               176           176
    8.48% cumulative preferred stock, $100 par
       value, authorized 200,000 shares, issued
       and outstanding 175,869 shares at June 30,
       2000 and 176,359 shares at December 31,
       1999                                                17,587        17,636
    Common stock, $0.01 par value, authorized
       50,000,000 shares, issued 11,303,533 shares
       at June 30, 2000 and December 31, 1999                 113           113
    Additional paid-in capital                             16,469        16,448
    Retained earnings                                      92,151        86,361
    Accumulated other comprehensive loss                   (3,666)       (2,661)
    Treasury stock--common, at cost--316,812 shares
       at June 30, 2000 and 285,800 shares at
       December 31, 1999                                     (929)         (534)
                                                      -----------   -----------
       Total shareholders' equity                         121,901       117,539
                                                      -----------   -----------
       Total liabilities and shareholders' equity     $ 1,203,890   $ 1,136,460
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share
amounts)
(unaudited)

                                             Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                             -----------------   -----------------
                                               2000      1999      2000      1999
Interest income:                             -------   -------   -------   -------
    Loans                                    $19,095   $15,340   $36,814   $30,100
    Securities                                 4,377     3,763     8,468     7,301
    Other                                         42        91        89       245
                                             -------   -------   -------   -------
       Total interest income                  23,514    19,194    45,371    37,646
                                             -------   -------   -------   -------
Interest expense:
    Deposits                                   9,289     7,446    17,669    14,809
    Borrowings                                 1,021       336     1,813       609
                                             -------   -------   -------   -------
       Total interest expense                 10,310     7,782    19,482    15,418
                                             -------   -------   -------   -------
Net interest income                           13,204    11,412    25,889    22,228
Provision for loan losses                      1,172       531     2,007     1,056
                                             -------   -------   -------   -------
    Net interest income after provision
       for loan losses                        12,032    10,881    23,882    21,172
                                             -------   -------   -------   -------
Noninterest income:
    Service charges on deposits                1,259     1,049     2,353     2,002
    Gain on sale of securities, loans, and
       equipment                                  65       104       182       211
    Loan servicing fees                          303       310       605       607
    Mutual fund fees                             350       129       523       266
    Other                                        326       308       709       639
                                             -------   -------   -------   -------
       Total noninterest income                2,303     1,900     4,372     3,725
                                             -------   -------   -------   -------
Noninterest expense:
    Salaries and employee benefits             4,103     3,667     8,139     7,191
    Occupancy and equipment                    1,117     1,247     2,242     2,293
    Supplies and postage                         351       308       731       654
    Amortization of intangibles                  176       210       386       419
    Other                                      1,628     1,329     3,084     2,525
                                             -------   -------   -------   -------
       Total noninterest expense               7,375     6,761    14,582    13,082
                                             -------   -------   -------   -------
       Income before income taxes              6,960     6,020    13,672    11,815
    Income taxes                               2,511     2,135     4,929     4,184
                                             -------   -------   -------   -------
       Net income                              4,449     3,885     8,743     7,631

    Preferred stock dividends                    374       376       748       752
                                             -------   -------   -------   -------
    Net income available to common
       shareholders                          $ 4,075   $ 3,509   $ 7,995   $ 6,879
                                             =======   =======   =======   =======
    Net income per common share
      Basic                                  $  0.37   $  0.35   $  0.73   $  0.69
                                             =======   =======   =======   =======
      Diluted                                $  0.37   $  0.35   $  0.73   $  0.69
                                             =======   =======   =======   =======

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                            Six Months Ended June 30,
                                                                2000         1999
                                                             ---------    ---------
Cash flows from operating activities:
     Net income                                              $   8,743    $   7,631
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                          1,529        1,885
          Provision for loan losses                              2,007        1,056
          Deferred income tax benefit                             (506)        (405)
          Gain on sale of securities, loans, and equipment        (182)        (211)
          Minority interest in net income of subsidiary
            banks                                                   43           37
          (Increase) decrease in other assets                   (1,784)         544
          Increase (decrease) in accrued expenses and
            other liabilities                                    1,506         (238)
                                                             ---------    ---------
               Net cash provided by operating activities        11,356       10,299
                                                             ---------    ---------
Cash flows from investing activities:
     Purchase of securities:
          Available for sale                                   (49,453)     (67,981)
          Held to maturity                                     (13,056)     (16,306)
     Proceeds from maturities of securities:
          Available for sale                                    21,413       36,369
          Held to maturity                                      14,059       19,203
     Proceeds from sales of securities available for sale            0        2,092
     Net increase in loans                                     (73,819)     (46,852)
     Sale/disposal of premises and equipment                        24          436
     Purchase of premises and equipment                         (1,139)        (403)
                                                             ---------    ---------
               Net cash used in investing activities          (101,971)     (73,442)
                                                             ---------    ---------
Cash flows from financing activities:
     Net increase in deposits                                   39,224       19,299
     Increase in short-term borrowings, net                     19,761       13,666
     Proceeds from long-term borrowings                          4,088        4,907
     Repayment of long-term borrowings                          (1,772)         (53)
     Repurchase of preferred and common shares                    (422)          (1)
     Dividends paid                                             (2,732)      (2,606)
     Proceeds from issuance of common stock, net of
      offering costs                                                 0       13,731
                                                             ---------    ---------
          Net cash provided by financing activities             58,147       48,943
                                                             ---------    ---------
     Net decrease in cash and cash equivalents                 (32,468)     (14,200)
     Cash and cash equivalents at beginning of the period       61,226       42,843
                                                             ---------    ---------
     Cash and cash equivalents at end of the period          $  28,758    $  28,643
                                                             =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest                                           $  17,873    $  15,268
                                                             =========    =========
          Income taxes                                       $   5,444    $   3,796
                                                             =========    =========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share amounts)
(unaudited)

                                                                               Accumulated
                          Preferred                                               Other                      Total
                            Stock                    Additional                 Comprehen-                   Share-
                       ---------------    Common       Paid-In     Retained        sive        Treasury     holders'
                         3%     8.48%      Stock       Capital     Earnings        Loss         Stock        Equity
                       ------  -------    -------    ----------    --------    -----------     --------     --------
Balance-December
  31, 1999             $  176  $17,636    $   113    $   16,448    $ 86,361    $    (2,661)    $   (534)    $117,539

Purchase of 490
  shares of 8.48%
  preferred stock                  (49)                      (2)                                                 (51)

Purchase of
  33,300 shares of
  common stock                                                                                     (401)        (401)

Issue 2,288
 shares of common
 stock -
 directors plan                                              23                                       6           29

Comprehensive
  income:
  Net Income                                                          8,743                                    8,743
  Unrealized loss
   on securities
   available for
   sale, net of
   tax effect                                                                       (1,005)                   (1,005)
                                                                                                            --------
   Total
    comprehensive
    income                                                                                                     7,738

Cash dividends
declared:
  3% preferred-
   $1.50 per share                                                       (3)                                      (3)
  8.48%
   preferred-$4.24
   per share                                                           (745)                                    (745)
  Common--$0.20
   per share                                                         (2,205)                                  (2,205)
                       ------  -------    -------    ----------    --------    -----------     --------     --------
Balance--June 30,
  2000                 $  176  $17,587    $   113    $   16,469    $ 92,151    $    (3,666)    $   (929)    $121,901
                       ======  =======    =======    ==========    ========    ===========     ========     ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2000 and 1999
(Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three and six month periods ended June 30, 2000 and June 30, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000.

The consolidated financial statements include the accounts of the Company, the Banks and FIGI. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the periods indicated. The computation of basic and diluted earnings per common share for the three month and six month periods ended June 30, 2000 and 1999 are as follows:

                                             Income        Shares         Per Share Amount
-----------------------------------------------------------------------------------------------------
Net Income for three months
        Ended June 30, 2000                 $4,449,000
        Less: Preferred Stock Dividends        374,000
                                          ------------
          BASIC EPS                          4,075,000    10,991,867                 $0.37

        Effect of dilutive securities:
                     Stock Options                 N/A           954
                                          ------------  ------------
                     DILUTED EPS            $4,075,000    10,992,821                 $0.37
-----------------------------------------------------------------------------------------------------
Net Income for three months
        ended June 30, 1999                 $3,885,000
        Less: Preferred Stock Dividends        376,000
                                          ------------
          BASIC EPS                          3,509,000     9,927,722                 $0.35

        Effect of dilutive securities:
                     Stock Options                 N/A         1,302
                                          ------------  ------------
                     DILUTED EPS            $3,509,000     9,929,024                 $0.35
-----------------------------------------------------------------------------------------------------
Net Income for six months
        ended June 30, 2000                 $8,743,000
        Less: Preferred Stock Dividends        748,000
                                          ------------
          BASIC EPS                          7,995,000    11,003,959                 $0.73

        Effect of dilutive securities:
                     Stock Options                 N/A             3
                                          ------------  ------------
                     DILUTED EPS            $7,995,000    11,003,962                 $0.73
-----------------------------------------------------------------------------------------------------
Net Income for six months
        ended June 30, 1999                 $7,631,000
        Less: Preferred Stock Dividends        752,000
                                           -----------
          BASIC EPS                          6,879,000     9,921,695                 $0.69
        Effect of dilutive securities:
                     Stock Options                 N/A           654
                                          ------------  ------------
                     DILUTED EPS            $6,879,000     9,922,349                 $0.69
=====================================================================================================

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

                                     As of             As of
                                    June 30,        December 31,
                                      2000              1999
                                   ----------       ------------
Commercial                           $157,723          $140,376
Commercial real estate                154,037           137,694
Agricultural                          160,401           151,534
Residential real estate               194,819           189,466
Consumer & home equity                170,251           145,038
                                   ----------        ----------
      Loans, gross                    837,231           764,108

Net deferred fees                        (369)             (363)
Allowance for loan losses             (12,581)          (11,421)
                                   ----------        ----------
Total loans, net                     $824,281          $752,324
                                   ==========        ==========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(Dollars in thousands)
                                      Three Months Ended      Six Months Ended
                                     -------------------     ------------------
                                           June 30,               June 30,
                                       2000        1999        2000       1999
                                     -------     -------     -------    -------
Balance at the beginning
   of the period                     $11,907     $ 9,860     $11,421    $ 9,570
Charge-Offs:
  Commercial                              24          40         178        136
  Commercial real estate                 360          29         364         34
  Agricultural                            29          12          29         12
  Residential real
   estate                                 63         154          63        220
  Consumer and home
   equity                                154         138         407        257
                                     -------     -------     -------    -------
     Total charge-offs                   630         373       1,041        659
                                     -------     -------     -------    -------
Recoveries:
  Commercial                              66           5          69         37
  Commercial real estate                   1          --           1          1
  Agricultural                            --          --           1         --
  Residential real
   estate                                 --          69          --         69
  Consumer and home
   equity                                 65          32         123         50
                                     -------     -------     -------    -------
     Total recoveries                    132         106         194        157
                                     -------     -------     -------    -------

Net charge-offs                          498         267         847.       502
Provision for loan losses              1,172         531       2,007      1,056
                                     -------     -------     -------    -------
Balance at the end of the
   period                            $12,581     $10,124     $12,581    $10,124
                                     =======     =======     =======    =======
Ratio of net charge-offs
   to average loans
   (annualized)                                                 0.21%      0.15%
Allowance for loan losses
   to total loans                                               1.50%      1.46%
Allowance for loan losses
   to nonperforming loans                                     158.72%    138.65%
Allowance for loan losses
   to nonperforming
   loans, net of
   government guaranteed
   portion (1)                                                199.19%    165.77%

(1) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the Small Business Administration ("SBA") or Farm Service Agency ("FSA").

At June 30, 2000 and 1999, the recorded investment in loans that are considered to be impaired totaled $5,270,000 and $4,034,000, respectively. The average recorded investments in impaired loans during the six months ended June 30, 2000 and 1999 were approximately $4,147,000 and $4,419,000, respectively. At June 30, 2000 and 1999, the Company had specific allocations for impaired loans included in the allowance for loan losses of $860,000 and $923,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

                                                          As of        As of
                                                         June 30,   December 31,
                                                           2000         1999
                                                         --------   ------------
Nonaccruing loans (1):
Commercial                                                $1,120       $1,159
Commercial real estate                                     1,450        1,373
Agricultural                                               2,890        1,455
Residential real estate                                      819          413
Consumer and home equity                                     418          375
                                                          ------       ------
      Total loans                                          6,697        4,775
Accruing loans 90 days or more delinquent                  1,230          969
                                                          ------       ------
      Total nonperforming loans                            7,927        5,744
Other real estate owned (2)                                1,127          969
                                                          ------       ------
         Total nonperforming assets                        9,054        6,713
Less: government guaranteed portion of
   nonperforming loans                                     1,611          734
                                                          ------       ------
Total nonperforming assets, net of government
   guaranteed portion                                     $7,443       $5,979
                                                          ======       ======
Nonperforming loans to total loans                          0.95%        0.75%
                                                          ======       ======
Nonperforming loans, net of government
   guaranteed portion, to total loans (3)                   0.75%        0.66%
                                                          ======       ======
Nonperforming assets to total loans and other
   real estate                                              1.08%        0.88%
                                                          ======       ======
Nonperforming assets, net of government
   guaranteed portion, to total loans and
   other real estate                                        0.89%        0.78%
                                                          ======       ======

(1) Loans are placed on nonaccrual status when they become 90 days past due if there is uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.
(3) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the SBA or FSA.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. SFAS No. 133's effective date was deferred in June 1999 by FASB's issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and is now effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. Based upon current activities, the adoption of this statement will not have an effect on the Company's financial position or results of operations. SFAS No. 133 also permits a reclassification of securities to the available for sale category from the held to maturity category, at the time the standard is adopted.

5. SEGMENT INFORMATION

Segments are determined based upon the individual subsidiary banks. Reportable segments are comprised of WCB, NBG, PSB and FTB as the Company manages and evaluates performance on an individual bank basis. The reportable segment information as of and for the six month periods ended June 30, 2000 and 1999 follows:

(Dollars in thousands)                                    2000          1999
                                                          ----          ----
Net interest income:
  WCB ..............................................   $   10,562    $    9,312
  NBG ..............................................        8,961         7,638
  PSB ..............................................        3,483         3,058
  FTB ..............................................        2,527         2,278
                                                       ----------    ----------
    Total segment net interest income ..............       25,533        22,286
Parent Company, FIGI, and eliminations, net ........          356           (58)
                                                       ----------    ----------
    Total net interest income ......................   $   25,889    $   22,228
                                                       ==========    ==========
Net interest income plus non-interest income:
  WCB ..............................................   $   12,188    $   10,580
  NBG ..............................................       10,610         9,009
  PSB ..............................................        4,032         3,719
  FTB ..............................................        2,991         2,714
                                                       ----------    ----------
    Total segment net interest
       income plus non-interest income .............       29,821        26,022
Parent Company, FIGI, and eliminations, net ........          440           (69)
                                                       ----------    ----------
    Total net interest income plus
       non-interest income .........................   $   30,261    $   25,953
                                                       ==========    ==========
Net income:
  WCB ..............................................   $    3,646    $    3,337
  NBG ..............................................        3,425         2,857
  PSB ..............................................          952         1,002
  FTB ..............................................          738           664
                                                       ----------    ----------
    Total segment net income .......................        8,761         7,860
Parent Company, FIGI, and eliminations, net ........          (18)         (229)
                                                       ----------    ----------
    Total net income ...............................   $    8,743    $    7,631
                                                       ==========    ==========
Assets:
  WCB ..............................................   $  486,630    $  396,148
  NBG ..............................................      437,614       384,295
  PSB ..............................................      160,012       129,008
  FTB ..............................................      129,196       116,408
                                                       ----------    ----------
    Total segment net assets .......................    1,213,452     1,025,859
Parent Company, FIGI, and eliminations, net ........       (9,562)        4,347
                                                       ----------    ----------
    Total assets ...................................   $1,203,890    $1,030,206
                                                       ==========    ==========

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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three and six months ended June 30, 2000 to supplement the information in the consolidated financial statements included in this report.

The following table presents certain information and ratios that management of the Company considers important in evaluating the Company's performance:

                                                                For The Three months ended June 30,
                                                            2000          1999        $ Change   % Change
                                                         ----------    ----------     --------   --------
Per common share data:
  Net income - basic                                          $0.37         $0.35       $0.02       5.7%
  Net income - diluted                                        $0.37         $0.35       $0.02       5.7%
  Cash dividends declared                                     $0.10       $0.0755      $0.245      32.5%
  Book value                                                  $9.48         $8.67       $0.81       9.3%
  Tangible book value                                         $9.23         $8.35       $0.88      10.5%
Common shares outstanding:
  Weighted average shares - diluted                      10,992,639     9,929,024
  Period end                                             10,986,721    11,018,733

Performance ratios, annualized:
  Return on average assets                                     1.53%         1.53%
  Return on average common equity                             15.94%        17.22%
  Net interest margin (tax-equivalent)                         4.95%         4.95%
  Efficiency ratio                                            45.74%        48.59%
Asset quality ratios:
  Excluding impact of government guarantees on
  portion of loan portfolio:
    Nonperforming loans to total loans                         0.95%         1.04%
    Nonperforming assets to total loans and other
     real estate                                               1.08%         1.23%
    Net loan charge-offs to average loans                      0.24%         0.16%
    Allowance for loan losses to total loans                   1.50%         1.46%
    Allowance for loan losses to nonperforming loans         158.72%       138.65%
  Including impact of government guarantees on
    portion of loan portfolio:
    Nonperforming loans to total loans                         0.75%         0.87%
    Nonperforming assets to total loans and other
     real estate                                               0.89%         1.06%
    Allowance for loan losses to nonperforming loans         199.19%       165.77%
Capital ratios:
  Average common equity to average total assets                8.77%         8.02%
  Leverage ratio                                              10.54%        10.97%
  Tier 1 risk based capital ratio                             14.19%        15.46%
  Risk-based capital ratio                                    15.44%        16.71%
  Intangible assets to tangible common equity                  2.69%         3.85%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

                                                           For The Six Months Ended June 30,
                                                       1999         1998       $ Change    % Change
                                                    ----------   ----------    --------    --------
Per common share data:
  Net income - basic                                     $0.73        $0.69      $0.04       5.8%
  Net income - diluted                                   $0.73        $0.69      $0.04       5.8%
  Cash dividends declared                                $0.20       $0.151     $0.049      32.5%
Common shares outstanding:
  Weighted average shares - diluted                 11,003,962    9,922,349
  Period end                                        10,986,721   11,018,733
Performance ratios, annualized:
  Return on average assets                                1.54%        1.54%
  Return on average common equity                        15.82%       17.13%
  Net interest margin (tax-equivalent)                    4.97%        4.95%
  Efficiency ratio                                       46.20%       48.17%
  Net loan charge-offs to average loans                   0.21%        0.15%

The Company's net income for the second quarter of 2000 increased 14.5% to $4,449,000 compared to $3,885,000 for the second quarter of 1999. Net income for the first six months of 2000 increased 14.6% to $8,743,000 compared to $7,631,000 for the same period in 1999. Diluted earnings per common share rose 5.7% to $0.37 for the second quarter of 2000 from $0.35 in the second quarter of 1999. For the first six months of 2000 diluted earnings per common share of $0.73 were 5.8% higher than the $0.69 for the same period in 1999. Return on average common equity was an annualized 15.82% for the six months ended June 30, 2000 compared to 17.13% in the same period in 1999.

Net interest income increased 15.7% to $13,204,000 for the second quarter of 2000 compared to $11,412,000 for the second quarter of 1999. The increase resulted from 15.5% growth in average earning assets while net interest margin was 4.95% in both quarters. Average earning assets for the second quarter of 2000 increased to $1,117.8 million from $968.2 million in the second quarter of 1999. Net interest income for the first six months of 2000 was $25,889,000, an increase of 16.5% from $22,228,000 for the first six months of 1999. Net interest margin of 4.97% for the first six months of 2000 compares to 4.95% for the same period in 1999. Most of the earning asset growth has occurred in the Commercial and Agricultural loan portfolios as a result of increased sales efforts in the Company's primary markets as well as expansion into the contiguous Erie and Monroe County markets.

Noninterest income of $2,303,000 for the second quarter of 2000 increased 21.2% from $1,900,000 for the same period in 1999. Noninterest income for the first six months of 2000 increased 17.4% to $4,372,000 compared to $3,725,000 for the same period last year. The increases are principally from deposit service charges, sales of mutual funds, and trust fees.

Noninterest expense for the second quarter of 2000 was up 9.1% to $7,375,000 from $6,761,000 for the second quarter of 1999. The Company's efficiency ratio for the second quarter of 2000 was 45.74% compared to 48.59% for the same period a year ago. For the six months ended June 30, 2000 noninterest expense increased 11.5% to $14,582,000 from $13,082,000 for the same period in 1999. The Company's efficiency ratios for the first six months of 2000 and 1999 were 46.20% and 48.17%, respectively. The increases in noninterest expense compared to both 1999 periods primarily occurred in staffing and technology resources to support expanding lending activities, product lines and delivery channels, and the opening of two new branch offices in a contiguous market.

Provision for loan losses for the second quarter of 2000 was $1,172,000 compared to $531,000 for the same period a year ago. For the first six months of 2000 the provision was $2,007,000 compared to $1,056,000 for the same period a year ago. The ratio of net loan charge-offs to average loans was 0.21% for the first six months of 2000 compared to 0.15% for the same period in 1999. The increased provision for loan losses is reflective of strong loan portfolio growth particularly in indirect consumer lending and commercial loan activity in new markets.

Nonperforming assets at June 30, 2000 were $9.1 million, an increase of $0.4 million from $8.7 million at June 30, 1999. The June 30, 2000 level of nonperforming assets was an increase of $2.4 million from December 31, 1999 with $1.4 million of the increase accounted for in agricultural loans, reflecting the current decline in milk prices and an unusually wet growing season. Partially mitigating the $1.4 million increase in nonperforming agricultural loans are government guarantees on $0.9 million of the increase. When including the impact of government guarantees, total nonperforming assets at June 30, 2000 were $7.4 million, down slightly from $7.5 million at June 30, 1999.

Income tax expense increased to $2.5 million for the second quarter 1999 from $2.1 million for the second quarter 1999. The effective tax rate for the second quarter 2000 was 36.1% compared to 35.5% for the second quarter 1999. For the first six month of 2000, income tax expense was $4.9 million compared to $4.2 million, an increase of 17.8%.

At June 30, 2000 the Company had total assets of $1,203.9 million, an increase of 5.9% from $1,136.5 million at December 31, 1999. Loans increased 9.6% to $836.9 million at

June 30, 2000 from $763.7 million at December 31, 1999. Total deposits were $988.8 million at the recent quarter-end, compared with $949.5 million at December 31, 1999. Total shareholders' equity increased 3.7% to $121.9 million at June 30, 2000, from $117.5 million at December 31, 1999. During the second quarter of 1999 the Company completed an initial public offering of 1,103,133 shares of common stock that raised $13.7 million in net capital. Book value per common share at June 30, 2000 was $9.48, an increase of 4.8% from $9.05 at December 31, 1999. Tangible book value per common share was $9.23 at June 30, 2000, an increase of 5.2% from $8.77 at December 31, 1999.

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

                                                     For The Three Months Ended June 30,
                                               ----------------------------------------------
                                                2000                                    1999
                                               ------                                  ------
                                 Average      Interest    Annualized     Average      Interest    Annualized
                               Outstanding     Earned/      Yield/     Outstanding     Earned/      Yield/
(Dollars in thousands)           Balance        Paid         Rate        Balance        Paid         Rate
                               -----------   ----------   ----------   -----------   ----------   ----------
Interest-earning assets
Federal funds sold and
   interest-bearing
   deposits                         $2,781          $42         6.07%       $7,277          $87         4.80%
Investment securities (1)          300,563        4,978         6.63%      278,855        4,308         6.20%
Loans (2)
 Commercial and agricultural       460,246       11,034         9.64%      371,799        8,309         8.96%
 Residential real estate           191,982        4,247         8.85%      181,112        3,981         8.82%
 Consumer and home equity          162,248        3,814         9.45%      129,172        3,051         9.47%
                                ----------   ----------   ----------    ----------   ----------   ----------
    Total loans                    814,476       19,095         9.42%      682,083       15,341         9.02%
                                ----------   ----------   ----------    ----------   ----------   ----------
Total interest-earning assets    1,117,820       24,115         8.66%      968,215       19,736         8.18%
                                ----------   ----------   ----------    ----------   ----------   ----------

Interest-bearing liabilities
 Interest-bearing checking         111,289          374         1.35%      100,906          336         1.34%
 Savings and money market          192,055        1,248         2.61%      184,321        1,102         2.40%
 Certificates of deposit           537,260        7,667         5.74%      467,744        6,009         5.15%
 Borrowed funds                     63,765        1,022         6.45%       25,040          335         5.37%
                                ----------   ----------   ----------    ----------   ----------   ----------
    Total interest-bearing
     liabilities                   904,369       10,311         4.59%      778,011        7,782         4.01%
                                ----------   ----------   ----------    ----------   ----------   ----------

Net interest income                             $13,804                                 $11,954
                                                =======                                 =======
Net interest rate spread                                        4.07%                                   4.17%
                                                                =====                                   =====
Net earning assets                $213,451                                $190,204
                                  ========                                ========
Net interest margin on
   earning assets (3)                                           4.95%                                   4.95%
                                                                =====                                   =====
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                123.60%                                 124.45%
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

(Dollars in thousands)                    2nd Quarter 2000 Compared to 2nd Quarter 1999
                                          ---------------------------------------------
                                           Increase (Decrease) Due to
                                          ----------------------------   Total Increase
                                           Volume              Rate        (Decrease)
                                          ---------          ---------     ---------
Interest-earning assets:
   Federal funds sold and
     interest-bearing deposits                 $(68)               $23          $(45)
   Investment securities                        360                310           670
   Loans:
      Commercial                                665                281           946
      Commercial real estate                    750                115           865
      Agricultural                              677                237           914
      Residential real estate                   252                 14           266
      Consumer and home equity                  769                 (6)          763
                                          ---------          ---------     ---------
         Total loans                          3,113                641         3,754
                                          ---------          ---------     ---------
         Total interest-earning assets        3,405                974         4,379
                                          ---------          ---------     ---------
Interest-bearing liabilities:
   Interest-bearing checking                     35                  3            38
   Savings and money market                      48                 98           146
   Certificates of deposit                      973                685         1,658
   Borrowed funds                               620                 67           687
                                          ---------          ---------     ---------
     Total interest-bearing liabilities       1,676                853         2,529
                                          ---------          ---------     ---------
Net interest income                          $1,729               $121        $1,850
                                          =========          =========     =========

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.

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

       27   Financial Data Schedule for the Three Months ended June 30, 2000

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


                                                FINANCIAL INSTITUTIONS, INC.
                                                        (Registrant)


              August 9, 2000                       /s/ Peter G. Humphrey
              --------------                       ---------------------
                   Date                      Peter G. Humphrey, President & CEO


              August 9, 2000                        /s/ Ronald A. Miller
              --------------                        --------------------
                   Date                         Ronald A. Miller, SVP & CFO