Form 10-Q
period 2000-09-30
FINANCIAL INSTITUTIONS INC
filed 2000-11-13
CIK 862831

FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
--------------------------------------------------------------------------------
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

                      Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE                                     OUTSTANDING
               -----                                     -----------
Common Stock, $0.01 par value                   Outstanding at November 1, 2000
Per share                                       10,986,721 shares

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

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                                    September 30,   December 31,
                                                                        2000            1999
     ASSETS                                                          -----------    -----------
                                                                     (unaudited)
Cash, due from banks and interest-bearing deposits                   $    35,442    $    49,672
Federal funds sold                                                           112         11,554
Securities available for sale, at fair value                             253,937        200,272
Securities held to maturity (fair value of $81,366 at
  September 30, 2000 and $80,902 at December 31, 1999)                    81,605         81,356
Loans                                                                    858,442        763,745
     Allowance for loan losses                                           (13,180)       (11,421)
                                                                     -----------    -----------
     Loans, net                                                          845,262        752,324
Premises and equipment, net                                               17,538         17,009
Other assets                                                              27,844         24,273
                                                                     -----------    -----------
        Total assets                                                 $ 1,261,740    $ 1,136,460
                                                                     ===========    ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                          $   142,375    $   141,800
     Savings, money market and interest-bearing
       checking                                                          317,115        306,813
     Certificates of deposit                                             590,380        500,918
                                                                     -----------    -----------
        Total deposits                                                 1,049,870        949,531

Short-term borrowings                                                     56,746         46,096
Long-term borrowings                                                      12,520         10,240
Accrued expenses and other liabilities                                    16,139         13,054
                                                                     -----------    -----------
       Total liabilities                                               1,135,275      1,018,921
                                                                     -----------    -----------
Shareholders' equity:
     3% cumulative preferred stock, $100 par value,
        authorized 10,000 shares, issued and
        outstanding 1,711 shares at September 30, 2000
        and 1,759 shares at December 31, 1999                                171            176
     8.48% cumulative preferred stock, $100 par value,
        authorized 200,000 shares, issued and outstanding
        175,866 shares at September 30, 2000 and 176,356
        shares at December 31, 1999                                       17,587         17,636
     Common stock, $0.01 par value, authorized 50,000,000
        shares, issued 11,303,533 shares at September 30,
        2000 and December 31, 1999                                           113            113
     Additional paid-in capital                                           16,472         16,448
     Retained earnings                                                    95,239         86,361
     Accumulated other comprehensive loss                                 (2,188)        (2,661)
     Treasury stock--common, at cost--316,862 shares at
        September 30, 2000 and 285,800 shares at December 31, 1999          (929)          (534)
                                                                     -----------    -----------
        Total shareholders' equity                                       126,465        117,539
                                                                     -----------    -----------
        Total liabilities and shareholders' equity                   $ 1,261,740    $ 1,136,460
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                    -----------------   -----------------
                                                      2000      1999      2000      1999
                                                    -------   -------   -------   -------
Interest income:
     Loans                                          $20,513   $16,341   $57,327   $46,441
     Securities                                       4,554     3,773    13,022    11,074
     Other                                               65        72       154       317
                                                    -------   -------   -------   -------
        Total interest income                        25,132    20,186    70,503    57,832
                                                    -------   -------   -------   -------
Interest expense:
     Deposits                                        10,607     7,573    28,276    22,382
     Borrowings                                       1,040       384     2,853       993
                                                    -------   -------   -------   -------
        Total interest expense                       11,647     7,957    31,129    23,375
                                                    -------   -------   -------   -------
Net interest income                                  13,485    12,229    39,374    34,457
Provision for loan losses                             1,100       933     3,107     1,989
                                                    -------   -------   -------   -------
     Net interest income after provision for loan
        losses                                       12,385    11,296    36,267    32,468
                                                    -------   -------   -------   -------
Noninterest income:
     Service charges on deposits                      1,310     1,117     3,663     3,119
     Gain on sale of securities, loans, and
        equipment                                        96        55       278       266
     Loan servicing fees                                277       287       882       894
     Mutual fund fees                                   237       154       760       420
     Other                                              455       562     1,164     1,201
                                                    -------   -------   -------   -------
        Total noninterest income                      2,375     2,175     6,747     5,900
                                                    -------   -------   -------   -------
Noninterest expense:
     Salaries and employee benefits                   4,300     3,833    12,439    11,024
     Occupancy and equipment                          1,173     1,100     3,415     3,393
     Amortization of intangibles                        176       210       562       629
     Other                                            1,880     1,712     5,695     4,891
                                                    -------   -------   -------   -------
        Total noninterest expense                     7,529     6,855    22,111    19,937
                                                    -------   -------   -------   -------
        Income before income taxes                    7,231     6,616    20,903    18,431
     Income taxes                                     2,566     2,455     7,495     6,639
                                                    -------   -------   -------   -------
        Net income                                    4,665     4,161    13,408    11,792

     Preferred stock dividends                          374       375     1,122     1,128
                                                    -------   -------   -------   -------
     Net income available to common shareholders    $ 4,291   $ 3,786   $12,286   $10,664
                                                    =======   =======   =======   =======
     Net income per common share
       Basic                                        $  0.39   $  0.34   $  1.12   $  1.04
                                                    =======   =======   =======   =======
       Diluted                                      $  0.39   $  0.34   $  1.12   $  1.04
                                                    =======   =======   =======   =======

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                 Nine Months Ended September 30,
                                                                        2000         1999
                                                                     ---------    ---------
Cash flows from operating activities:
     Net income                                                      $  13,408    $  11,792
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                  2,268        2,781
          Provision for loan losses                                      3,107        1,989
          Deferred income tax benefit                                     (506)        (579)
          Gain on sale of securities, loans, and equipment                (278)        (266)
          Minority interest in net income of subsidiary banks               66           57
          Increase in other assets                                      (3,954)      (1,889)
          Increase (decrease) in accrued expenses and other
              liabilities                                                2,691       (1,154)
                                                                     ---------    ---------
               Net cash provided by operating activities                16,802       12,731
                                                                     ---------    ---------
Cash flows from investing activities:
     Purchase of securities:
          Available for sale                                           (78,550)     (84,418)
          Held to maturity                                             (17,115)     (17,780)
     Proceeds from maturities of securities:
          Available for sale                                            22,843       43,577
          Held to maturity                                              16,647       24,494
     Proceeds from sales of securities available for sale                2,741        2,092
     Net increase in loans                                             (95,804)     (77,532)
     Proceeds from sales of premises and equipment                          41          436
     Purchase of premises and equipment                                 (1,916)        (728)
                                                                     ---------    ---------
               Net cash used in investing activities                  (151,113)    (109,859)
                                                                     ---------    ---------
Cash flows from financing activities:
     Net increase in deposits                                          100,340       69,889
     Increase in short-term borrowings, net                             10,650        7,583
     Proceeds from long-term borrowings                                  4,104        1,907
     Repayment of long-term borrowings                                  (1,825)         (89)
     Repurchase of preferred and common shares, net of
      director plan issuance                                              (425)         (44)
     Dividends paid                                                     (4,205)      (3,731)
     Proceeds from issuance of common stock, net of offering costs           0       13,647
                                                                     ---------    ---------
          Net cash provided by financing activities                    108,639       89,162
                                                                     ---------    ---------
     Net decrease in cash and cash equivalents                         (25,672)      (7,966)
     Cash and cash equivalents at beginning of the period               61,226       42,843
                                                                     ---------    ---------
     Cash and cash equivalents at end of the period                  $  35,554    $  34,877
                                                                     =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest                                                   $  28,826    $  23,484
                                                                     =========    =========
          Income taxes                                               $   8,173    $   6,199
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share amounts)
(unaudited)

                                Preferred Stock                                            Accumulated                    Total
                               -----------------   Common      Additional     Retained   Other Comprehen-  Treasury   Share-holders'
                                  3%      8.48%    Stock    Paid-In Capital   Earnings      sive Loss       Stock        Equity
                               ------   --------   ------   ---------------   --------      ---------       ------      --------
Balance-December 31, 1999      $  176   $ 17,636   $  113        $ 16,448     $ 86,361       $ (2,661)      $ (534)     $117,539

Repurchase of 48 shares of
  3% preferred stock               (5)                                  3                                                     (2)

Repurchase of 490 shares
  of 8.48% preferred stock                   (49)                      (2)                                                   (51)

Repurchase of 33,300
  shares of  common stock                                                                                     (401)         (401)

Issue 2,288
 shares of common
 stock -
 directors plan                                                        23                                        6            29

Comprehensive income:
  Net Income                                                                    13,408                                    13,408
  Unrealized gain on
     securities available
     for sale, net of tax
     effect                                                                                       473                        473
                                                                                                                        --------
   Total comprehensive
      income                                                                                                              13,881

Cash dividends declared:
  3% preferred-$2.25 per
    share                                                                           (4)                                       (4)
  8.48% preferred-$6.36
    per share                                                                   (1,118)                                   (1,118)
  Common-$0.31 per share                                                        (3,408)                                   (3,408)
                               ------   --------   ------        --------     --------       --------       ------      --------
Balance-September 30, 2000     $  171   $ 17,587   $  113        $ 16,472     $ 95,239       $ (2,188)      $ (929)     $126,465
                               ======   ========   ======        ========     ========       ========       ======      ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 and 1999
(Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three and nine month periods ended September 30, 2000 and September 30, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000.

The consolidated financial statements include the accounts of the Company, the Banks and FIGI. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the periods indicated. The computations of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                         Income          Shares           Per Share Amount
----------------------------------------------------------------------------------------------------------
Net Income for three months
          ended September 30, 2000                    $ 4,665,000
          Less: Preferred Stock Dividends                 374,000
                                                      -----------
            BASIC EPS                                   4,291,000       10,986,721              $0.39

          Effect of dilutive securities:
                        Stock Options                         N/A            3,507
                                                      -----------      -----------
                        DILUTED EPS                   $ 4,291,000       10,990,228              $0.39
----------------------------------------------------------------------------------------------------------
Net Income for three months
          ended September 30, 1999                    $ 4,161,000
          Less: Preferred Stock Dividends                 375,000
                                                      -----------
            BASIC EPS                                   3,786,000       11,018,711              $0.34

          Effect of dilutive securities:
                        Stock Options                         N/A                0
                                                      -----------      -----------
                        DILUTED EPS                   $ 3,786,000       11,018,711              $0.34
----------------------------------------------------------------------------------------------------------
Net Income for nine months
          ended September 30, 2000                    $13,408,000
          Less: Preferred Stock Dividends               1,122,000
                                                      -----------
            BASIC EPS                                  12,286,000       10,998,171              $1.12

          Effect of dilutive securities:
                        Stock Options                         N/A              335
                                                      -----------      -----------
                        DILUTED EPS                   $12,286,000       10,998,506              $1.12
----------------------------------------------------------------------------------------------------------
Net Income for nine months
          ended September 30, 1999                    $11,792,000
          Less: Preferred Stock Dividends               1,128,000
                                                      -----------
            BASIC EPS                                  10,664,000       10,291,385              $1.04

          Effect of dilutive securities:
                        Stock Options                         N/A                0
                                                      -----------      -----------
                        DILUTED EPS                   $10,664,000       10,291,385              $1.04
=========================================================================================================

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

                                             As of
                                          September 30,             As of
                                              2000            December 31, 1999
                                          ------------        -----------------
Commercial                                  $ 161,355             $ 140,376
Commercial real estate                        158,557               137,694
Agricultural                                  160,767               151,534
Residential real estate                       198,264               189,466
Consumer & home equity                        179,862               145,038
                                            ---------             ---------
      Loans, gross                            858,805               764,108

Net deferred fees                                (363)                 (363)
Allowance for loan losses                     (13,180)              (11,421)
                                            ---------             ---------
Total loans, net                            $ 845,262             $ 752,324
                                            =========             =========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(Dollars in thousands)

                                   Three Months Ended        Nine Months Ended
                                  --------------------      --------------------
                                      September 30,             September 30,
                                    2000         1999         2000         1999
                                  -------      -------      -------      -------
Balance at the beginning of
  the period                      $12,581      $10,124      $11,421      $ 9,570
Charge-Offs:
  Commercial                           76           51          254          186
  Commercial real estate              216           57          581           91
  Agricultural                         --           --           29           12
  Residential real
   estate                              42           81          105          301
  Consumer and home
   equity                             248          215          655          473
                                  -------      -------      -------      -------
     Total charge-offs                582          404        1,624        1,063
                                  -------      -------      -------      -------
Recoveries:
  Commercial                           12           47           81           84
  Commercial real estate               19            9           20           10
  Agricultural                         --           --            1           --
  Residential real
   estate                               9           10           10           79
  Consumer and home
   equity                              41           29          164           79
                                  -------      -------      -------      -------
     Total recoveries                  81           95          276          252
                                  -------      -------      -------      -------

Net charge-offs                       501          309        1,348          811
Provision for loan losses           1,100          933        3,107        1,989
                                  -------      -------      -------      -------
Balance at the end of the
  period                          $13,180      $10,748      $13,180      $10,748
                                  =======      =======      =======      =======

Ratio of net charge-offs to
  average loans (annualized)                                   0.22%        0.15%
Allowance for loan losses to
  total loans                                                  1.54%        1.47%
Allowance for loan losses to
  nonperforming loans                                        172.14%      176.00%
Allowance for loan losses to
  nonperforming loans, net of
  government guaranteed
  portion (1)                                                223.28%      208.01%

(1) Nonperforming loans, net of government guaranteed portion, is total nonperforming loans less the portion of the principal amount of all nonperforming loans that is guaranteed by the Small Business Administration ("SBA") or Farm Service Agency ("FSA").

At September 30, 2000 and 1999, the recorded investment in loans that are considered to be impaired totaled $6,448,000 and $3,478,000, respectively. The average recorded investments in impaired loans during the nine months ended September 30, 2000 and 1999 were approximately $4,722,000 and $4,184,000, respectively. At September 30, 2000 and 1999, the Company had specific allocations for impaired loans included in the allowance for loan losses of $1,099,000 and $805,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

                                                             As of          As of
                                                         September 30,   December 31,
                                                             2000           1999
                                                            ------         ------
Nonaccruing loans (1):
Commercial                                                  $1,207         $1,159
Commercial real estate                                       1,348          1,373
Agricultural                                                 2,986          1,455
Residential real estate                                        848            413
Consumer and home equity                                       310            375
                                                            ------         ------
      Total loans                                            6,699          4,775
Accruing loans 90 days or more delinquent                      958            969
                                                            ------         ------
      Total nonperforming loans                              7,657          5,744
Other real estate owned (2)                                  1,100            969
                                                            ------         ------
         Total nonperforming assets                          8,757          6,713
Less: government guaranteed portion of nonperforming
   loans                                                     1,754            734
                                                            ------         ------
Total nonperforming assets, net of government
   guaranteed portion                                       $7,003         $5,979
                                                            ======         ======
Nonperforming loans to total loans                            0.89%          0.75%
                                                            ======         ======
Nonperforming loans, net of government guaranteed
   portion, to total loans (3)                                0.69%          0.66%
                                                            ======         ======
Nonperforming assets to total loans and other real
   estate                                                     1.02%          0.88%
                                                            ======         ======
Nonperforming assets, net of government guaranteed
   portion, to total loans and other real estate              0.81%          0.78%
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

5. SEGMENT INFORMATION

Segments are determined based upon the individual subsidiary banks. Reportable segments are comprised of WCB, NBG, PSB and FTB as the Company manages and evaluates performance on an individual bank basis. The reportable segment information as of and for the nine month periods ended September 30, 2000 and 1999 follows:

(Dollars in thousands)                                   2000           1999
                                                     -----------    -----------
Net interest income:
  WCB ............................................   $    16,071    $    14,318
  NBG ............................................        13,603         11,853
  PSB ............................................         5,316          4,714
  FTB ............................................         3,841          3,493
                                                     -----------    -----------
    Total segment net interest income ............        38,831         34,378
Parent Company, FIGI, and eliminations, net ......           543             79
                                                     -----------    -----------
    Total net interest income ....................   $    39,374    $    34,457
                                                     ===========    ===========
Net interest income plus non-interest income:
  WCB ............................................   $    18,599    $    16,432
  NBG ............................................        16,115         14,002
  PSB ............................................         6,205          5,702
  FTB ............................................         4,526          4,161
                                                     -----------    -----------
    Total segment net interest
       income plus non-interest income ...........        45,445         40,297
Parent Company, FIGI, and eliminations, net ......           676             60
                                                     -----------    -----------
    Total net interest income plus
       non-interest income .......................   $    46,121    $    40,357
                                                     ===========    ===========
Net income:
  WCB ............................................   $     5,635    $     5,060
  NBG ............................................         5,244          4,442
  PSB ............................................         1,441          1,550
  FTB ............................................         1,108          1,021
                                                     -----------    -----------
    Total segment net income .....................        13,428         12,073
Parent Company, FIGI, and eliminations, net ......           (20)          (281)
                                                     -----------    -----------
    Total net income .............................   $    13,408    $    11,792
                                                     ===========    ===========

Assets:
  WCB ............................................   $   498,678    $   418,187
  NBG ............................................       465,878        398,445
  PSB ............................................       162,713        135,247
  FTB ............................................       131,418        115,360
                                                     -----------    -----------
    Total segment net assets .....................     1,258,687      1,067,239
Parent Company, FIGI, and eliminations, net ......         3,053          5,440
                                                     -----------    -----------
    Total assets .................................   $ 1,261,740    $ 1,072,679
                                                     ===========    ===========

6. SUBSEQUENT EVENT

On November 2, 2000, the Company reached a definitive agreement to acquire all the stock of Bath National Corporation ("BNC"), and its wholly-owned subsidiary bank, Bath National Bank ("BNB"). Consolidated assets of BNC were $287.3 million as of September 30, 2000. BNB is a full service community bank headquartered in Bath, New York which has 11 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company has agreed to pay $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition, subject to approval by BNC shareholders and various regulatory agencies, will be accounted for using the purchase method of accounting and is currently scheduled to be completed early in the second quarter of 2001.

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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three and nine months ended September 30, 2000 to supplement the information in the consolidated financial statements included in this report.

The following table presents certain information and ratios that management of the Company considers important in evaluating the Company's performance:

                                                                                At or for the Three months ended
                                                                                          September 30,
                                                                      2000             1999           $ Change     % Change
                                                                   ----------       ----------        --------     --------
Per common share data:
  Net income - basic                                                    $0.39            $0.34          $0.05        14.7%
  Net income - diluted                                                  $0.39            $0.34          $0.05        14.7%
  Cash dividends declared                                               $0.11            $0.08          $0.03        37.5%
  Book value                                                            $9.89            $8.83          $1.06        12.0%
  Tangible book value                                                   $9.66            $8.53          $1.13        13.2%
Common shares outstanding:
  Weighted average shares - diluted                                10,990,228       11,018,711
  Period end                                                       10,986,721       11,017,733

Performance ratios, annualized:
  Return on average assets                                               1.52%            1.57%
  Return on average common equity                                       16.03%           15.51%
  Net interest margin (tax-equivalent)                                   4.84%            5.07%
  Efficiency ratio                                                      45.32%           45.64%
Asset quality ratios:
  Excluding impact of government guarantees on
  portion of loan portfolio:
    Nonperforming loans to total loans                                   0.89%            0.83%
    Nonperforming assets to total loans and other real estate            1.02%            1.06%
    Net loan charge-offs to average loans                                0.24%            0.17%
    Allowance for loan losses to total loans                             1.54%            1.47%
    Allowance for loan losses to nonperforming loans                   172.14%          176.00%
  Including impact of government guarantees on
   portion of loan portfolio:
    Nonperforming loans to total loans                                   0.69%            0.71%
    Nonperforming assets to total loans and other real estate            0.81%            0.93%
    Allowance for loan losses to nonperforming loans                   223.28%          208.01%
Capital ratios:
  Average common equity to average total assets                          8.70%            9.22%
  Leverage ratio                                                        10.37%           10.93%
  Tier 1 risk based capital ratio                                       14.07%           15.18%
  Risk-based capital ratio                                              15.32%           16.43%
  Intangible assets to tangible common equity                            2.41%            3.54%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

                                                                      For The Nine Months Ended September 30,
                                                                   2000           1999        $ Change   % Change
                                                                ---------      ----------     --------   --------
Per common share data:
  Net income - basic                                                 $1.12          $1.04       $0.08       7.7%
  Net income - diluted                                               $1.12          $1.04       $0.08       7.7%
  Cash dividends declared                                            $0.31          $0.23       $0.08      34.8%
Common shares outstanding:
  Weighted average shares - diluted                             10,998,506     10,291,385
  Period end                                                    10,986,721     11,017,733
Performance ratios, annualized:
  Return on average assets                                            1.53%          1.55%
  Return on average common equity                                    15.89%         16.52%
  Net interest margin (tax-equivalent)                                4.93%          4.99%
  Efficiency ratio                                                   45.90%         47.33%
  Net loan charge-offs to average loans                               0.22%          0.15%

The Company's net income for the third quarter of 2000 increased 12.1% to $4,665,000 ($0.39 per share) compared to $4,161,000 ($0.34 per share) for the third quarter of 1999. Net income for the first nine months of 2000 was $13,408,000, a 13.7% increase compared to $11,792,000 for the same period in 1999. Net income available to common shareholders increased 15.2% to $12,286,000 ($1.12 per share) for the nine months ended September 30, 2000 compared to $10,664,000 ($1.04 per share) for the same period last year.

Net interest income increased 10.3% to $13,485,000 for the third quarter of 2000 compared to $12,229,000 for the third quarter of 1999. Net interest income for the first nine months of 2000 was $39,374,000, an increase of 14.3% from $34,457,000 for the first nine months of 1999. The third quarter of 2000 increase in net interest income was driven by 16.9% growth in average earning assets, which more than compensated for a decrease in net interest margin of 23 basis points to 4.84%. Average earning asset growth was substantially driven by commercial and agricultural loan growth of 19.6% resulting from increased sales efforts in our existing markets as well as expansion into the contiguous Erie and Monroe County markets. Net interest margin decreased to 4.93% for the first nine months of 2000 from 4.99% for the same period in 1999. The 43 basis point increase in earning asset yield to 8.65% was a result of higher levels of market interest rates and an increased percentage of loans to earning assets. This was more than offset by an increase in the cost of funds of 49 basis points to 3.73%, the result of higher market rates and a shift in the mix of funding sources to higher cost funds. The shift in mix of funding sources to higher cost funds is management's response to the trend of loan growth outpacing core deposit growth. To leverage the growth in loans, alternative funding sources have been utilized, namely brokered deposits and Federal Home Loan Bank term borrowings.

Noninterest income of $2,375,000 for the third quarter of 2000 increased 9.2% from $2,175,000 for the same period in 1999. Noninterest income for the first nine months of 2000 increased 14.4% to $6,747,000 compared to $5,900,000 for the same period last year. These increases reflect the benefit of the growth in core deposits and the resulting service fees, an increase in income from the sale of mutual funds and annuities, and an increase in trust fees.

Noninterest expense for the third quarter of 2000 was up 9.8% to $7,529,000 from $6,855,000 for the third quarter of 1999. For the nine months ended September 30, 2000 noninterest expense increased 10.9% to $22,111,000 from $19,937,000 for the same period in 1999. While the increases are primarily due to increased staffing and technology resources necessary to support expanded lending activities, product lines and delivery channels, effectively leveraging our resources has enabled us to achieve further improvement in the Company's efficiency ratio on both a quarterly and year to date basis. The efficiency ratio for the third quarter of 2000 was improved to 45.3% compared to 45.6% for the same period a year ago, while the ratio improved to 45.9% for the nine months ended September 30, 2000 from 47.3% in 1999.

The provision for loan losses for the third quarter of 2000 was $1,100,000 compared to $933,000 for the same period in 1999. For the first nine months of 2000 the provision was $3,107,000, up 56.2% from $1,989,000 for the same period in 1999. The increase reflects the significant growth in commercial and consumer loans and an increase in nonperforming agricultural loans. As a result of the higher provision in 2000, the ratio of the allowance for loan losses to total loans increased to 1.54% at September 30, 2000, up from the 1.47% level of a year ago. Nonperforming loans at September 30, 2000 totaled $7,657,000 compared to $6,106,000 at September 30, 1999. The ratio of nonperforming loans to total loans was .89% at September 30, 2000 as compared to .83% a year ago. The ratio of the allowance for loan losses to nonperforming loans was 172.14% at September 30, 2000, comparable to 176.00% a year ago.

Return on average common equity was 15.89% for the nine months ended September 30, 2000 compared to 16.52% in the same period last year. While this performance measure continues to be impacted by a strong capital position, capital management continues to be a top priority of the Company. The Company remains committed to providing an appropriate return on shareholders' investment.

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

                                                    For The Three Months Ended September 30,
                                                    ----------------------------------------
                                                      2000                                      1999
                                                      ----                                      ----
                                     Average        Interest   Annualized      Average         Interest   Annualized
                                   Outstanding       Earned/     Yield/      Outstanding        Earned/     Yield/
(Dollars in thousands)               Balance          Paid        Rate         Balance           Paid        Rate
                                   ----------      ----------    ------       ----------      ----------    ------
Interest-earning assets
Federal funds sold and
   interest-bearing deposits       $    3,959      $       65      6.53%      $    5,191      $       68      5.20%
Investment securities (1)             314,849           5,220      6.63%         273,095           4,297      6.24%
Loans (2)
 Commercial and agricultural          476,892          11,794      9.84%         398,586           9,051      9.01%
 Residential real estate              195,712           4,417      9.03%         184,615           4,043      8.69%
 Consumer and home equity             174,914           4,302      9.78%         135,608           3,247      9.50%
                                   ----------      ----------    ------       ----------      ----------    ------
    Total loans                       847,518          20,513      9.64%         718,809          16,341      9.02%
                                   ----------      ----------    ------       ----------      ----------    ------
Total interest-earning assets       1,166,326          25,798      8.82%         997,095          20,706      8.24%
                                   ----------      ----------    ------       ----------      ----------    ------

Interest-bearing liabilities
 Interest-bearing checking            113,034             395      1.39%         107,705             361      1.33%
 Savings and money market             191,404           1,308      2.72%         183,084           1,099      2.38%
 Certificates of deposit              575,948           8,904      6.15%         473,062           6,113      5.13%
 Borrowed funds                        64,274           1,040      6.44%          27,370             384      5.57%
                                   ----------      ----------    ------       ----------      ----------    ------
    Total interest-bearing
      liabilities                     944,660          11,647      4.91%         791,221           7,957      3.99%
                                   ----------      ----------    ------       ----------      ----------    ------

Net interest income                                $   14,151                                 $   12,749
                                                   ==========                                 ==========
Net interest rate spread                                           3.91%                                      4.25%
                                                                 ======                                     ======
Net earning assets                 $  221,666                                 $  205,874
                                   ==========                                 ==========
Net interest margin on earning
   assets (3)                                                      4.84%                                      5.07%
                                                                 ======                                     ======
Ratio of average interest-earning
   assets to average
   interest-bearing liabilities                                  123.47%                                    126.02%
                                                                 ======                                     ======

(1) Amounts shown are amortized cost for Held to Maturity securities and fair value for Available for Sale securities. In order for pre-tax income and resultant yields on tax-exempt securities to be comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal income tax rate of 35%.

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

                                                         Three Months                   Three Months
                                                      Ended September 30,            Ended September 30,
                                                             2000       Compared to         1999
(Dollars in thousands)                                --------------------------------------------------
                                                      Increase (Decrease) Due to
                                                      --------------------------          Total Increase
                                                       Volume               Rate            (Decrease)
                                                      -------             -------           ----------
Interest-earning assets:
   Federal funds sold and interest-bearing
      deposits                                        $   (20)            $    17             $    (3)
   Investment securities                                  655                 268                 923
   Loans:
      Commercial                                          696                 324               1,020
      Commercial real estate                              691                 116                 807
      Agricultural                                        520                 396                 916
      Residential real estate                             225                 148                 373
      Consumer and home equity                            960                  95               1,055
                                                      -------             -------             -------
         Total loans                                    3,092               1,079               4,171
                                                      -------             -------             -------
         Total interest-earning assets                  3,727               1,364               5,091
                                                      -------             -------             -------
Interest-bearing liabilities:
   Interest-bearing checking                               18                  16                  34
   Savings and money market                                53                 155                 208
   Certificates of deposit                              1,575               1,217               2,792
   Borrowed funds                                         596                  59                 655
                                                      -------             -------             -------
     Total interest-bearing liabilities                 2,242               1,447               3,689
                                                      -------             -------             -------
Net interest income                                   $ 1,485             $   (83)            $ 1,402
                                                      =======             =======             =======

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

      27    Financial Data Schedule for the Three Months ended September 30,
            2000

      o * Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-76865).

      o ** Incorporated by reference to the corresponding exhibit filed with the Registrant's 1999 Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      The Company filed on November 2, 2000 a Current Report on Form 8-K dated November 2, 2000, which disclosed that it had reached an agreement to acquire Bath National Corporation and its banking subsidiary, Bath National Bank. Such report, as a Item 7 exhibit included a copy of the Company's press release dated November 2, 2000.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FINANCIAL INSTITUTIONS, INC.
                                                      (Registrant)


            November 10, 2000                    /s/ Peter G. Humphrey
            -----------------                    ---------------------
                  Date                     Peter G. Humphrey, President & CEO


            November 10, 2000                     /s/ Ronald A. Miller
            -----------------                     --------------------
                  Date                         Ronald A. Miller, SVP & CFO