Form 10-K405
period 2000-12-31
FINANCIAL INSTITUTIONS INC
filed 2001-03-29
CIK 862831

Table of Contents

--------------------------------------------------------------------------------
             To jump to a section, double-click on the section name.
                                      10-K

PART I.........................................................................3
ITEM 1.........................................................................3
Table1.........................................................................3
Table2.........................................................................6
Table3.........................................................................7
Table4.........................................................................7
ITEM 2........................................................................16
Table5........................................................................16
ITEM 3........................................................................16
ITEM 4........................................................................17
PART II.......................................................................17
ITEM 5........................................................................17
Table6........................................................................17
ITEM 6........................................................................17
Table7........................................................................17
ITEM 7........................................................................19
ITEM 8........................................................................19
ITEM 9........................................................................19
PART III......................................................................19
ITEM 10.......................................................................19
ITEM 11.......................................................................19
ITEM 12.......................................................................19
ITEM 13.......................................................................19
PART IV.......................................................................19
ITEM 14.......................................................................19
                                      EX-13
Annual Report to Shareholders.................................................24
Table8........................................................................25
Table9........................................................................36
Table10.......................................................................37
Table11.......................................................................38
Table12.......................................................................39
Table13.......................................................................40
Table14.......................................................................41
Table15.......................................................................42
Table16.......................................................................42
Table17.......................................................................42
Table18.......................................................................43
Table19.......................................................................44
Table20.......................................................................45
Table21.......................................................................46
Table22.......................................................................46
Table23.......................................................................49
Table24.......................................................................50
Consolidated Statements of Financial Condition................................52
Consolidated Statements of Income.............................................53
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income....................................................54
Consolidated Statements of Cash Flows.........................................55

Table25.......................................................................58
Table26.......................................................................59
Table27.......................................................................60
Table28.......................................................................60
Table29.......................................................................61
Table30.......................................................................61
Table31.......................................................................62
Table32.......................................................................62
Table33.......................................................................63
Table34.......................................................................63
Table35.......................................................................63
Table36.......................................................................64
Table37.......................................................................64
Table38.......................................................................64
Table39.......................................................................65
Table40.......................................................................65
Table41.......................................................................66
Table42.......................................................................67
Table43.......................................................................67
Table44.......................................................................67
Table45.......................................................................68
Table46.......................................................................69
Table47.......................................................................69
Condensed Statements of Condition (Parent Only)...............................70
Condensed Statements of Income (Parent Only)..................................70
Condensed Statements of Cash Flows (Parent Only)..............................71
Table48.......................................................................72
Table49.......................................................................72

                                      EX-21
Subsidiaries of Financial Institutions, Inc...................................77

                                      EX-23
Independent Accountants' Consent..............................................77

                                     EX-27.1
Exhibit 27 Table..............................................................77

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

As of March 2, 2001 there were issued and outstanding, exclusive of treasury shares, 10,986,721 shares of the Registrant's Common Stock.

The aggregate market value of the 8,277,493 shares of voting stock held by non-affiliates of the Registrant was $125,197,000, as computed by reference to the last sales price on March 2, 2001, as reported by the Nasdaq National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding stock have been deemed to be affiliates.


--------------------------------------------------------------------------------

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

Portions of the Registrant's proxy statement for its 2001 Annual Meeting of Shareholders and portions of its 2000 Annual Report to Shareholders are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.


--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

GENERAL

Financial Institutions, Inc. (the "Company") is a bank holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company operates a super-community bank holding company -- a bank holding company that owns multiple community banks that are separately managed. The Company owns four commercial banks that provide consumer, commercial and agricultural banking services in Western and Central New York State: Wyoming County Bank, The National Bank of Geneva, The Pavilion State Bank and First Tier Bank & Trust (collectively, the "Banks"). The Company was formed in 1931 to facilitate the management of three of these banks that had been primarily owned by the Humphrey family during the late 1800s and early 1900s. In recent years, the Company has grown through a combination of internal growth, the opening of new branch offices and the acquisition of branches of other banks. The Company is also the parent company of The FI Group, Inc. ("FIGI"), a brokerage subsidiary that commenced operations in March 2000. The Company became qualified on May 12, 2000 as a financial holding company (see Gramm-Leach-Bliley Act discussion on page 15.)

On November 2, 2000, FII reached a definitive agreement to acquire all of the outstanding stock of Bath National Corporation (BNC) and its wholly-owned subsidiary bank, Bath National Bank (BNB). BNB is a full-service community bank headquartered in Bath, New York, which has 11 branch locations in Steuben, Yates, Ontario and Schuyler Counties. Consolidated assets of BNC were $287.9 million as of December 31, 2000. FII has agreed to pay $48.00 per share in cash for each of the outstanding shares of BNC common stock, for an aggregate purchase price of approximately $62.6 million. The acquisition, which has been approved by the BNC shareholders, but is subject to approval by various regulatory agencies, will be accounted for using the purchase method of accounting and is currently scheduled to be completed in the second quarter of 2001.

As a super-community bank holding company, the Company's strategy has been to manage its bank subsidiaries on a decentralized basis. This strategy provides the Banks the flexibility to efficiently serve its markets and respond to local customer needs. While generally operating on a decentralized basis, the Company has consolidated selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. By increasing the use of existing technology and by further centralizing back-office operations, management believes substantial additional growth can be accomplished without incurring proportionately greater operational costs.

The relative sizes and profitability of the Company's operating subsidiaries as of and for the year ended December 31, 2000, are depicted in the following table: (Dollars in Thousands)

----------------------------------------------------------------------------------------------------------

                                                                    Percent of                Percent of
                Subsidiary                               Assets        Total     Net Income      Total
----------------------------------------------------------------------------------------------------------

Wyoming County Bank                                   $  494,589        39%       $ 7,549         42%
The National Bank of Geneva                              488,181        38          7,154         40
The Pavilion State Bank                                  171,186        13          2,005         11
First Tier Bank & Trust                                  131,638        10          1,523          8
Parent, The FI Group, Inc. and eliminations, net           3,733        --           (131)        (1)
----------------------------------------------------------------------------------------------------------

                                              Total   $1,289,327       100%       $18,100        100%
----------------------------------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of

--------------------------------------------------------------------------------

Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based on the current expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

MARKET AREA AND COMPETITION

The Company operates 32 branches and has 41 ATMs in ten contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Wyoming and Yates Counties.

The Company's market area is geographically and economically diversified in that it serves both rural markets and, increasingly, the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York State outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates increasing its presence in the markets around these two cities.

The Company faces significant competition in both making loans and attracting deposits. Western and Central New York have a high density of financial institutions, most of which are branches of significantly larger institutions. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

LENDING ACTIVITIES

General. The Company offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity lines of credit, home improvement loans, student loans, automobile loans, personal loans and credit cards. The Company sells some of its residential mortgage loans in the secondary market. Under the Company's decentralized management philosophy, each of the banks determines individually which loans are sold and which are retained for portfolio. The Company retains the servicing rights on all mortgage loans it sells and realizes monthly service fee income.

Underwriting Standards. The Company's loan policy establishes the general parameters of the types of loans that are desirable, emphasizing cash flow and collateral coverage. Under the decentralized management structure, credit decisions are made at the subsidiary bank level by officers who generally have had long personal experience with most of their commercial and many of their individual borrowers, helping to ensure thorough underwriting and sound credit decisions. Each subsidiary bank approves its own loan policy that must comply with the Company's overall loan policy. Revisions to these bank subsidiary policies are reviewed before they are presented to the banks' Boards of Directors for approval. These policies establish the lending authority of individual loan officers as well as the loan authority of the banks' loan committees. Typical loan authority for any individual is less than $100,000 and less than $300,000 for the officer's loan committee at each bank subsidiary. Each bank subsidiary has an outside loan committee, which includes members of the subsidiary bank's Board of Directors, that acts on loans over


--------------------------------------------------------------------------------

$300,000. In addition, any loans over $3.0 million must be approved by the Company's Loan Approval Committee. To assure the maximum salability of the residential loan products for possible resale into the secondary mortgage markets, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation ("Freddie Mac") as part of its standard loan policy and procedures manual.

      Commercial Loans. The Company originates commercial loans in its primary market areas and underwrites them based on the borrower's ability to service the loan from operating income. The Company offers a broad range of commercial lending products, including term loans and lines of credit. Short- and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the borrower is obtained. At December 31, 2000, $32.1 million, or 18.9%, of the aggregate commercial loan portfolio was at fixed rates while $137.7 million, or 81.1%, was at variable rates. The Company also utilizes government loan guarantee programs offered by the Small Business Administration (or "SBA") and Rural Economic and Community Development (or "RECD") when appropriate. See "Government Guarantee Programs" below.

      Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Company makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate, typically have variable interest rates and are amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower's financial condition. At December 31, 2000, $35.4 million, or 21.3%, of the aggregate commercial real estate loan portfolio was at fixed rates while $130.7 million, or 78.7%, was at variable rates.

         Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short- and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. The Banks also closely monitor commodity prices and inventory build-up in various commodity categories to better anticipate price changes in key agricultural products that could adversely affect the borrowers' ability to repay their loans. At December 31, 2000, $12.7 million, or 7.7%, of the agricultural loan portfolio was at fixed rates while $152.6 million, or 92.3%, was at variable rates. The Banks utilize government loan guarantee programs offered by the SBA and the Farm Service Agency (or "FSA") of the United States Department of Agriculture where available and appropriate. See "Government Guarantee Programs" below.

         Residential Real Estate Loans. The Company originates fixed and variable rate one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market areas. A variety of real estate loan products which generally are amortized over five to 30 years are offered. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance is normally required. The Company sells most newly originated fixed rate one-to-four family residential mortgages to Freddie Mac and retains the rights to service the mortgages. At December 31, 2000, the servicing portfolio totaled $184.7 million in residential mortgages, all of which have been sold to Freddie Mac. At December 31, 2000, $117.4 million, or 58.3%, of residential real estate loans retained in portfolio was at fixed rates while $84.1 million, or 41.7%, was at variable rates.

         Consumer and Home Equity Loans. The Company originates direct and indirect credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, fixed and open-ended home equity loans, personal loans (collateralized and uncollateralized), student loans and deposit account collateralized loans. Visa


--------------------------------------------------------------------------------

Cards that provide consumer credit lines are also issued. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer's home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2000, $141.8 million, or 76.7%, of aggregate consumer and home equity loans was at fixed rates while $43.0 million, or 23.3%, was at variable rates.

      Government Guarantee Programs. The Banks participate in government loan guarantee programs offered by the SBA, RECD and FSA. At December 31, 2000, the Banks had loans with an aggregate principal balance of $39.3 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Banks are able to broaden their base of borrowers while minimizing credit risk.

Loan Maturities. The following table sets forth contractual maturity ranges of the Company's loan portfolio by loan type as of December 31, 2000. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less.

                                                      After One
                                       Within        but Within       After
                                      One Year       Five Years    Five Years       Total
                                      --------       ----------    ----------       -----
                                                         (in thousands)
     Commercial.....................  $ 79,230       $ 58,644      $ 31,958        $169,832
     Commercial real estate.........     4,914         17,917       143,294         166,125
     Agricultural...................    40,990         39,754        84,623         165,367
     Residential real estate........     4,980         14,443       182,046         201,469
     Consumer and home equity.......    11,924        115,447        57,374         184,745
                                      --------       --------      --------        --------
       Total........................  $142,038       $246,205      $499,295        $887,538
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

Nonperforming assets increased $1.3 million to $8.0 million at December 31, 2000 compared to the prior year. The increase in nonperforming assets is principally attributed to higher levels of nonaccruing agricultural loans, a result of commmodity price softness in the dairy industry during 2000. The overall level of nonperforming assets as a percentage of total loans and other real estate was 0.91% at December 31, 2000, comparable to 0.88% at December 31, 1999.


--------------------------------------------------------------------------------

The following table presents information regarding nonperforming assets at December 31, 2000:

                                                                         (dollars in thousands)
     Nonaccruing loans(1):
       Commercial...........................................................    $ 1,044
       Commercial real estate...............................................      1,619
       Agricultural.........................................................      2,881
       Residential real estate..............................................        835
       Consumer and home equity.............................................        217
                                                                                -------
         Total nonaccruing loans............................................      6,596
     Accruing loans 90 days or more delinquent..............................        521
                                                                                -------
         Total nonperforming loans..........................................      7,117
     Other real estate owned(2).............................................        932
                                                                                -------
           Total nonperforming assets.......................................      8,049
     Less:  government guaranteed portion of nonperforming loans............      1,601
                                                                                -------
     Total nonperforming assets, net of government guaranteed portion.......    $ 6,448
                                                                                =======

     Nonperforming loans to total loans.....................................      0.80%
                                                                                =======

     Nonperforming loans, net of government guaranteed portion,
      to total loans(3) ....................................................      0.62%
                                                                                =======

     Nonperforming assets to total loans and other real estate..............      0.91%
                                                                                =======

     Nonperforming assets, net of government guaranteed portion, to total
       loans and other real estate..........................................      0.73%
                                                                                =======


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

The following table summarizes the loan delinquencies (excluding nonaccrual) in the loan portfolio as of December 31, 2000:

                                                      60-89          90 Days
                                                      Days           or More
                                                     ------          -------
                                                     (dollars in thousands)
Commercial.........................................    $299            $411
Commercial real estate.............................     343               1
Agricultural.......................................      23              --
Residential real estate............................     798              --
Consumer and home equity...........................     718             109
                                                     ------           -----
   Total...........................................  $2,181            $521
                                                     ======           =====

Delinquent loans to total loans....................   0.25%           0.06%
                                                     ======           =====


--------------------------------------------------------------------------------

Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management's estimate of the amount of reasonably foreseeable losses, based on the following factors:

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

Management presents a quarterly review of the allowance for loan losses to each subsidiary bank's Board of Directors as well as to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

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

      o     certain creditworthy un-rated securities issued by municipalities;
            and

      o     investment grade corporate debt.

The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires recognition of derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Additionally, the Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated at inception as Baa or better by Moody's Investor Services, Inc. or BBB or better by Standard & Poor's Ratings Services.

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

Deposits. The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, interest-bearing checking accounts, checking accounts, money market accounts, savings, club accounts and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) to local municipalities, businesses, and individuals as well as Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately-sized commercial businesses, as well as a low-cost checking account service for low-income customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which the Banks' branch offices are located. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. During 2000, the Banks began to utilize brokered certificates of deposit as an alternative funding source in response to the continued loan growth.

Borrowed Funds. Borrowings consist primarily of advances entered into with the FHLB and repurchase agreements. The Company expects to utilize borrowings as a source of funding the continued loan growth.

REGULATION

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds


--------------------------------------------------------------------------------
regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations.

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

                                  The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a


--------------------------------------------------------------------------------

"risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2000, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.02% and the ratio of total capital to total risk-weighted assets was 15.27%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources."

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2000, the Company's leverage ratio was 10.19%.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% of more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the


--------------------------------------------------------------------------------
circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

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

Because the Company is a legal entity separate and distinct from its subsidiaries, the Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders,


--------------------------------------------------------------------------------
including any depository institution holding company (such as us) or any shareholder or creditor thereof.

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

Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2000, the ratio of Tier 1 capital to total risk-weighted assets for the Banks was 8.93% for WCB, 10.32% for NBG, 8.91% for PSB and 9.19% for FTB, and the ratio of total capital to total risk-weighted assets was 10.18% for WCB, 11.57% for NBG, 10.16% for PSB and 10.44% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2000, the ratio of Tier 1 capital to average total assets (leverage ratio) was 6.19% for WCB, 8.02% for NBG, 6.46% for PSB and 5.93% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A "well-capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not


--------------------------------------------------------------------------------
meet the criteria for a well-capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which


--------------------------------------------------------------------------------
generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

                      Instability of Regulatory Structure

Various legislation is introduced in Congress from time to time that includes proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds. The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the CRA. On May 12, 2000 the Company received approval from the Federal Reserve Bank of New York to become a financial holding company. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

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


--------------------------------------------------------------------------------

                         Effect On Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

LOCATION                                                 TYPE OF               LEASED OR           EXPIRATION
                                                        FACILITY                 OWNED              OF LEASE
--------------------------------------------------------------------------------------------------------------
     Wyoming County Bank
       Warsaw....................................      Main Office                Own                  --
       Mount Morris..............................        Branch                   Own                  --
       Lakeville.................................        Branch                   Own                  --
       Attica....................................        Branch                   Own                  --
       North Java................................        Branch                   Own                  --
       Wyoming...................................        Branch                   Own                  --
       North Warsaw..............................        Branch                   Own                  --
       Strykersville.............................        Branch                   Own                  --
       Yorkshire.................................        Branch                  Lease             April 2002
       Geneseo...................................        Branch                   Own                  --
       Dansville.................................        Branch                  Lease            December 2001
       Honeoye Falls..........................           Branch                  Lease             April 2008
       Williamsville..........................           Branch                  Lease              May 2003

     The National Bank of Geneva
       Geneva....................................      Main Office                Own                  --
       Geneva....................................    Drive-up Branch              Own                  --
       Canandaigua...............................        Branch                   Own                  --
       Seneca County.............................        Branch                   Own                  --
       Penn Yan..................................        Branch                   Own                  --
       Waterloo (Plaza)..........................        Branch              Ground Lease         December 2016
       Ovid......................................        Branch                   Own                  --

     The Pavilion State Bank
       Pavilion..................................      Main Office                Own                  --
       Caledonia.................................        Branch                  Lease             April 2006
       Leroy.....................................        Branch                   Own                  --
       Batavia In-Store..........................        Branch                  Lease             August 2008
       Batavia...................................        Branch                  Lease            October 2001
       North Chili...............................        Branch                  Lease              July 2015

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


--------------------------------------------------------------------------------

Company or its subsidiaries which, if determined adversely, would have a material effect on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded under the symbol of FISI on the Nasdaq National Market. At March 2, 2001, the Company had 10,986,721 shares of common stock outstanding (exclusive of treasury shares) and had approximately 1,800 shareholders of record.

The high and low prices listed below represent actual sales transactions as reported by Nasdaq.

                                                                Cash
                                  Sales Price                 Dividends
                            High              Low             Declared
                           -------          -------           --------
1999
Second Quarter  *          $15.625          $14.000             $  --
Third Quarter               15.500           12.250              0.08
Fourth Quarter              14.625           12.000              0.08

2000
First Quarter               13.250           10.375              0.10
Second Quarter              15.000           11.938              0.10
Third Quarter               15.438           12.375              0.11
Fourth Quarter              15.375           13.375              0.11

* Second quarter 1999 includes June 25, 1999, the date the Company commenced trading on Nasdaq, through June 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        DECEMBER 31
                                                 -------------------------------------------------------
                                                    2000        1999       1998       1997       1996
                                                 ---------    ---------  ---------  ---------   --------
                                                                       (IN THOUSANDS)

SELECTED FINANCIAL CONDITION DATA:

  Total assets........................           $1,289,327   $1,136,460   $976,185  $880,512   $802,266
  Loans, net..........................              873,262      752,324    645,857   594,332    545,060
  Securities available for sale.......              261,869      200,272    157,022   110,123     83,731
  Securities held to maturity.........               76,947       81,356     91,016    99,084    106,112
  Deposits............................            1,078,111      949,531    850,455   767,726    707,703
  Borrowed funds......................               62,384       56,336     13,862    12,066      5,814
  Shareholders' equity                              131,618      117,539     96,578    86,843     77,254

                                                                  YEARS ENDED DECEMBER 31
                                                 -------------------------------------------------------
                                                    2000        1999       1998       1997       1996
                                                 ---------    ---------  ---------  ---------   --------
                                                                       (IN THOUSANDS)
SELECTED OPERATIONS DATA:

  Interest income.....................           $  96,781    $  78,899  $  72,870  $  67,168  $  61,192
  Interest expense....................              43,605       31,883     30,958     27,851     24,514
                                                 ---------    ---------  ---------  ---------   --------
    Net interest income...............              53,176       47,016     41,912     39,317     36,678
  Provision for loan losses...........               4,211        3,062      2,732      2,829      1,740
                                                 ---------    ---------  ---------  ---------  ---------
  Net interest income after
    provision for loan losses.........              48,965       43,954     39,180     36,488     34,938


--------------------------------------------------------------------------------

  Noninterest income..................               9,095        7,848      6,381      5,733      5,165
  Noninterest expense ................              30,156       27,032     24,602     22,084     19,796
                                                 ---------    ---------   --------  ---------   --------
  Income before income taxes..........              27,904       24,770     20,959     20,137     20,307

  Income taxes........................               9,804        8,813      7,354      7,295      7,232
                                                 ---------    ---------   --------  ---------   --------
  Net income..........................           $  18,100    $  15,957   $ 13,605  $  12,842   $ 13,075
                                                 =========    =========   ========  =========   ========

                                     AT OR FOR THE YEAR ENDED DECEMBER 31
                            ----------------------------------------------------
                              2000       1999       1998       1997       1996
                            --------   --------   --------   --------   --------
PER COMMON SHARE DATA:

  Net income ............   $   1.51   $   1.38   $   1.22   $   1.14   $   1.16
  Cash dividends declared       0.42       0.31       0.26       0.22       0.20
  Book value ............      10.36       9.05       7.94       6.94       5.96
  Market value ..........      13.61      12.12         --         --         --

                                                           AT OR FOR THE YEAR ENDED DECEMBER 31
                                                --------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------

SELECTED FINANCIAL RATIOS AND OTHER DATA (1):

PERFORMANCE RATIOS:

Return on common equity (ratio of net
  income to average common equity) ..........      15.78       16.16       16.28       17.62       20.86
Return on assets (ratio of net
   income to average total assets) ..........       1.51%       1.54%       1.48%       1.54%       1.71%
Common dividend payout ......................      27.81       22.54       21.43       19.28       16.77
Net interest rate spread ....................       3.98        4.19        4.24        4.43        4.56
Net interest margin  (2) ....................       4.88        5.00        5.06        5.21        5.31
Efficiency ratio ............................      46.32       47.03       48.31       47.02       45.47
Noninterest income to
  average total assets (3) ..................       0.76        0.75        0.69        0.69        0.68
Noninterest expenses to average total assets        2.52        2.61        2.68        2.65        2.59
Average interest-earning assets
   to average interest-bearing liabilities ..     123.66      124.86      123.05      121.91      121.89

ASSET QUALITY RATIOS:
    Excluding impact of government guarantees
Non-performing loans to total loans .........       0.80%       0.75%       0.93%       1.24%       1.06%
Non-performing assets to total
  loans and other real estate ...............       0.91        0.88        1.24        1.62        1.38
Allowance for loan losses to non-
  performing loans ..........................     195.06      198.83      156.86      108.95      121.51
Allowance for loan losses to total loans ....       1.56        1.50        1.46        1.35        1.29
Net charge-offs during the period
  to average loans outstanding during the
  year ......................................       0.21        0.17        0.21        0.32        0.16
    Including impact of government guarantees
Non-performing loans to total loans .........       0.62%       0.66%       0.71%       1.00%       0.79%
Non-performing assets to total
  loans and other real estate ...............       0.73        0.78        1.03        1.38        1.12

CAPITAL RATIOS:
Equity to total assets ......................      10.21%      10.34%       9.89%       9.86%       9.63%
Average common equity to
  average assets ............................       8.78        8.63        8.09        7.70        7.25

OTHER DATA:
Number of full-service offices ..............         32          29          28          27          24
Loans serviced for others (in millions) .....   $  205.2    $  200.2    $  177.8    $  153.2    $  134.9
Full time equivalent employees ..............        441         411         384         383         380

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


--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations of Financial Institutions, Inc. and subsidiaries is contained in pages 16 through 30 of the Registrant's 2000 Annual Report to Shareholders filed herewith as Exhibit 13, and is incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosure About Market Risk of Financial Institutions, Inc. and subsidiaries is contained in pages 28 through 30 of the Registrant's 2000 Annual Report to Shareholders filed herewith as Exhibit 13, and is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the consolidated financial statements of Financial Institutions, Inc. and subsidiaries is contained in pages 32 through 50 of the Registrant's 2000 Annual Report to Shareholders filed herewith as Exhibit 13, and is incorporated herein by reference thereto.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information regarding directors and certain executive officers of the Registrant on pages 3, 9 and 12 of the Proxy Statement for its 2001 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation on pages 6, 7 and 9 of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners of the Company's management on pages 3 and 4 of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions on pages 12 and 13 of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   List of Documents Filed as Part of this Report


--------------------------------------------------------------------------------

      (1)   Financial Statements.

            The financial statements listed below and the Independent Auditors' Report are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 in Item 8. Page references are to the Annual Report.

             Financial Statements                                                     Page Reference
             --------------------                                                     --------------
             Financial Institutions, Inc. and Subsidiaries

                      Independent Auditors' Report                                          31

                      Consolidated Statements of Financial Condition                        32

                      Consolidated Statements of Income                                     33

                      Consolidated Statements of Changes in Shareholders'                   34
                        Equity and Comprehensive Income

                      Consolidated Statements of Cash Flows                                 35

                      Notes to Consolidated Financial Statements                          36-49

      (2)   Schedules.

            All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

      (3)   Exhibits.

            A list of the Exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits.

(b)   Reports on Form 8-K

      (1) The Company filed a Current Report on Form 8-K dated November 2, 2000, which disclosed that it had reached an agreement to acquire Bath National Corporation and its banking subsidiary, Bath National Bank.

      (2) The Company filed a Current Report on Form 8-K dated November 13, 2000, which disclosed that its President and CEO would be a participating speaker at the Ryan, Beck & Co. and CIBC World Markets Investor Conferences.

(c)   Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

      Exhibit Index to Form 10-K
      --------------------------

      Exhibit 3.1         Articles of Incorporation **

      Exhibit 3.2         Bylaws **

      Exhibit 10.1        1999 Management Stock Incentive Plan ***

      Exhibit 10.2        1999 Directors' Stock Incentive Plan ***

      Exhibit 10.3        Employment Agreement-Peter G. Humphrey ***

      Exhibit 10.4        Employment Agreement-Jon J. Cooper ***


--------------------------------------------------------------------------------

      Exhibit 10.5        Employment Agreement-Thomas L. Kime ***

      Exhibit 10.6        Employment Agreement-W.J. Humphrey III ***

      Exhibit 10.7        Employment Agreement-Randolph C. Brown ***

      Exhibit 13          Annual Report to Shareholders for the year ended
                             December 31, 2000

      Exhibit 21          Subsidiaries of Financial Institutions, Inc.

      Exhibit 23          Independent Accountants' Consent

      Exhibit 27.1        Financial Data Schedule - Fiscal Year End 2000

      **Incorporated by reference from Financial Institutions, Inc., Form S-1, filed on June 11, 1999.

      *** Incorporated by reference to the corresponding exhibit filed with the Registrant's 1999 Annual Report on Form 10-K filed on March 28, 2000.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL INSTITUTIONS, INC.


Date:  March   , 2001                   By: /s/ Peter G. Humphrey
                                            -------------------------
                                            Peter G. Humphrey
                                            President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                   Title                Date
       ----------                                   -----                ----


/s/ Peter G. Humphrey          President, Chief                  March 29, 2001
                               Executive Officer (Principal
-----------------------        Executive Officer) and Director
Peter G. Humphrey


/s/ John R. Koelmel            Senior Vice President             March 29, 2001
                               and Chief Administrative Officer
-----------------------
John R. Koelmel


/s/ Ronald A. Miller           Senior Vice President             March 29, 2001
                               and Chief Financial Officer
----------------------         (Principal Accounting Officer)
Ronald A. Miller


/s/ W.J. Humphrey, Jr.         Director and                      March 29, 2001
                               Chairman of the Board
--------------------
W. J. Humphrey, Jr.


/s/ W.J. Humphrey, III         Director and                      March 29, 2001
                               Senior Vice President
-----------------------
W. J. Humphrey, III


/s/ Jon J. Cooper              Director and                      March 29, 2001
                               Senior Vice President
-------------------
Jon J. Cooper


/s/ Barton P. Dambra           Director                          March 29, 2001

-------------------
Barton P. Dambra


--------------------------------------------------------------------------------

/s/ Samuel M. Gullo            Director                          March 29, 2001

-------------------
Samuel M. Gullo


/s/ Thomas L. Kime             Director and                      March 29, 2001
                               Senior Vice President
-------------------
Thomas L. Kime


/s/ H. Jack South.             Director                          March 29, 2001

-------------------
H. Jack South


/s/ John Tyler, Jr.            Director                          March 29, 2001

-------------------
John Tyler, Jr.


/s/ Bryan G. vonHahmann        Director                          March 29, 2001

-------------------
Bryan G. vonHahmann


/s/ James H. Wycoff            Director                          March 29, 2001

-------------------
PageJames H. Wycoff


--------------------------------------------------------------------------------
                                                                              23