Form 10-Q
period 2001-03-31
FINANCIAL INSTITUTIONS INC
filed 2001-05-15
CIK 862831

FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                           16-0816610
 -------------------------------                           ------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  220 Liberty Street, Warsaw, New York                            14569
----------------------------------------                        ---------
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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           TITLE                                             OUTSTANDING
           -----                                             -----------
Common Stock, $0.01 par value                       Outstanding at May 1, 2001
Per share                                           10,986,721 shares

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

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                                                     March 31,      December 31,
                                                                                        2001            2000
      ASSETS                                                                       -----------      ------------
                                                                                    (unaudited)
Cash, due from banks and interest-bearing deposits                                 $    30,537      $    29,226
Federal funds sold                                                                      31,225              926
Securities available for sale, at fair value                                           263,889          261,869
Securities held to maturity (fair value of $78,314 at March 31, 2001 and
  $76,884 at December 31, 2000)                                                         77,687           76,947
Loans                                                                                  897,196          887,145
      Allowance for loan losses                                                        (14,466)         (13,883)
                                                                                   -----------      -----------
      Loans, net                                                                       882,730          873,262
Premises and equipment, net                                                             18,953           18,423
Other assets                                                                            32,560           28,674
                                                                                   -----------      -----------
         Total assets                                                              $ 1,337,581      $ 1,289,327
                                                                                   ===========      ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Demand                                                                       $   145,493      $   162,840
      Savings, money market and interest-bearing checking                              339,571          309,732
      Certificates of deposit                                                          644,906          605,539
                                                                                   -----------      -----------
         Total deposits                                                              1,129,970        1,078,111

Short-term borrowings                                                                   19,776           46,903
Long-term borrowings                                                                    15,484           15,481
Guaranteed preferred beneficial interests in
  Corporation's junior subordinated debentures                                          16,200               --
Accrued expenses and other liabilities                                                  18,879           17,214
                                                                                   -----------      -----------
        Total liabilities                                                            1,200,309        1,157,709
                                                                                   -----------      -----------
Shareholders' equity:
      3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding 1,686 shares at March 31, 2001 and 1,711
         shares at December 31, 2000                                                       168              171
      8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding 175,866 shares at March 31, 2001 and
         December 31, 2000                                                              17,587           17,587
      Common stock, $0.01 par value, authorized 50,000,000 shares, issued
         11,303,533 shares at March 31, 2001 and December 31, 2000                         113              113
      Additional paid-in capital                                                        16,473           16,472
      Retained earnings                                                                101,570           98,348
      Accumulated other comprehensive income(loss)                                       2,290             (144)
      Treasury stock-common, at cost-316,812 shares at March 31, 2001 and
         December 31, 2000                                                                (929)            (929)
                                                                                   -----------      -----------
         Total shareholders' equity                                                    137,272          131,618
                                                                                   -----------      -----------
         Total liabilities and shareholders' equity                                $ 1,337,581      $ 1,289,327
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                              -------------------
                                                                2001        2000
                                                              -------     -------
Interest income:
      Loans                                                   $20,848     $17,719
      Securities                                                4,821       4,091
      Other                                                        85          47
                                                              -------     -------
         Total interest income                                 25,754      21,857
                                                              -------     -------
Interest expense:
      Deposits                                                 11,196       8,380
      Borrowings                                                  788         792
      Guaranteed preferred beneficial interests in
       Corporation's junior subordinated debentures               181          --
                                                              -------     -------
         Total interest expense                                12,165       9,172
                                                              -------     -------
Net interest income                                            13,589      12,685
Provision for loan losses                                         811         835
                                                              -------     -------
      Net interest income after provision for loan
       losses                                                  12,778      11,850
                                                              -------     -------
Noninterest income:
      Service charges on deposits                               1,319       1,094
      Gain on sale\call of securities                             185          --
      Gain on sale of loans and other assets                      272         117
      Loan servicing fees                                         259         302
      Investment brokerage fees                                   386         267
      Other                                                       364         289
                                                              -------     -------
         Total noninterest income                               2,785       2,069
                                                              -------     -------
Noninterest expense:
      Salaries and employee benefits                            4,757       4,036
      Occupancy and equipment                                   1,288       1,125
      Supplies and postage                                        383         380
      Amortization of intangibles                                 176         210
      Professional fees                                           218         195
      Other                                                     1,422       1,261
                                                              -------     -------
         Total noninterest expense                              8,244       7,207
                                                              -------     -------
         Income before income taxes                             7,319       6,712
      Income taxes                                              2,514       2,418
                                                              -------     -------
         Net income                                           $ 4,805     $ 4,294
                                                              =======     =======
      Earnings per common share:
        Basic                                                 $  0.40     $  0.36
                                                              =======     =======
        Diluted                                               $  0.40     $  0.36
                                                              =======     =======

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                      Three Months Ended March 31,
                                                                          2001          2000
                                                                        --------      --------
Cash flows from operating activities:
     Net income                                                         $  4,805      $  4,294
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                      832           812
          Provision for loan losses                                          811           835
          Deferred income tax benefit                                       (273)         (238)
          Gain on sale/call of securities                                   (185)           --
          Gain on sale of loans and other assets                            (272)         (117)
          Minority interest in net income of subsidiary banks                 23            21
          Increase in other assets                                          (863)         (969)
          Increase in accrued expenses and other liabilities               3,213         2,591
                                                                        --------      --------
               Net cash provided by operating activities                   8,091         7,229
                                                                        --------      --------
Cash flows from investing activities:
     Purchase of securities:
          Available for sale                                             (72,699)      (20,997)
          Held to maturity                                                (4,577)       (1,898)
     Proceeds from maturity/call of securities:
          Available for sale                                              66,806         6,160
          Held to maturity                                                 3,774         2,561
     Proceeds from sales of securities available for sale                  3,965            --
     Net increase in loans                                               (10,019)      (24,687)
     Proceeds from sales of premises and equipment                            24             8
     Purchase of premises and equipment                                   (1,038)         (360)
                                                                        --------      --------
               Net cash used in investing activities                     (13,764)      (39,213)
                                                                        --------      --------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                  51,859          (120)
     Net (decrease) increase in short-term borrowings                    (27,126)        1,916
     Proceeds from long-term borrowings                                       42        10,000
     Repayment of long-term borrowings                                       (39)       (7,734)
     Proceeds from guaranteed preferred beneficial interests in
         corporation's junior subordinated debentures, net of costs       15,713            --
     Repurchase of preferred and common shares, net of
      director plan issuance                                                  (2)         (166)
     Dividends paid                                                       (3,164)       (1,257)
                                                                        --------      --------
          Net cash provided by financing activities                       37,283         2,639
                                                                        --------      --------
     Net increase (decrease) in cash and cash equivalents                 31,610       (29,345)
     Cash and cash equivalents at beginning of the period                 30,152        61,226
                                                                        --------      --------
     Cash and cash equivalents at end of the period                     $ 61,762      $ 31,881
                                                                        ========      ========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest                                                      $ 11,157      $  8,795
                                                                        ========      ========
          Income taxes                                                  $    625      $    582
                                                                        ========      ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share amounts)
(unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                                                                   Comprehen-               Total
                                   Preferred Stock                                                    sive                  Share-
                                   ---------------              Common    Additional    Retained     Income    Treasury    holders
                                     3%  8.48%        Stock     Paid-In    Capital      Earnings     (Loss)      Stock      Equity
                                     --  -----        -----     -------   ----------    --------  -----------  --------    --------
Balance-December 31, 2000             $    171      $ 17,587   $    113    $ 16,472     $ 98,348    $   (144)  $   (929)   $131,618

Purchase of 25 shares of
  3% preferred stock                        (3)                                   1                                              (2)

Comprehensive income:
  Net income                                                                               4,805                              4,805
  Unrealized gain on
     securities available for
     sale (net of tax of $1,583)                                                                       2,324                  2,324
  Reclassification adjustment
     for gains included in net
     income (net of tax of $75)                                                                          110                    110
                                                                                                                           --------
  Net unrealized gain on
     securities available for
     sale (net of tax of $1,658)                                                                                              2,434
                                                                                                                           --------
   Total comprehensive
     income                                                                                                                   7,239
                                                                                                                           --------
Cash dividends declared:
  3% preferred-$0.75 per share                                                                (1)                                (1)
  8.48% preferred-$2.12 per share                                                           (373)                              (373)
  Common-$0.11 per share                                                                  (1,209)                            (1,209)
                                      --------      --------   --------    --------     --------    --------   --------    --------
Balance-March 31, 2001                $    168      $ 17,587   $    113    $ 16,473     $101,570    $  2,290   $   (929)   $137,272
                                      ========      ========   ========    ========     ========    ========   ========    ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2001 and 2000
(Unaudited)

1. BASIS OF PRESENTATION

Financial Institutions. Inc. (the "Company") is a bank holding company with four commercial banks subsidiaries that operate in Western and Central New York
State: Wyoming County Bank ("WCB"); The National Bank of Geneva ("NBG"); The Pavilion State Bank ("PSB"); and, First Tier Bank & Trust ("FTB") (collectively the "Banks"). The Company is also the parent of The FI Group, Inc. ("FIGI") and FISI Statutory Trust I ("FISI"). FIGI is a brokerage subsidiary that commenced operations in March 2000. FISI is a trust formed in February 2001 to accommodate the private placement of $16.2 million in capital securities with several institutional investors, with the proceeds utilized to aid funding the acquisition of Bath National Bank ("BNB") (see Note 6). The capital securities are identified on the balance sheet as guaranteed preferred beneficial interests in corporation's junior subordinated debentures. In addition, the capital securities are an alternative funding vehicle with certain favorable features, namely, the capital securities qualify as regulatory capital and the related interest expense is tax-deductible.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three month periods ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year ending December 31, 2001 or any other interim period.

The consolidated financial statements include the accounts of the Company, the Banks, FIGI and FISI. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflects the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

(Dollars in thousands, except share amounts)

                                                        Three Months Ended March 31,
                                                           2001             2000
                                                           ----             ----
Net Income                                              $     4,805     $     4,294
Less: Preferred Stock Dividends                                 374             374
                                                        -----------     -----------
Net Income Available to Common Shareholders             $     4,431     $     3,920
                                                        ===========     ===========

Average Number of Common Shares Outstanding              10,986,721      11,016,052
Add: Effect of Dilutive Options                              21,101              --
                                                        -----------     -----------
Average Number of Common Shares Outstanding
Used to Calculate Diluted Earnings per Common Share      11,007,822      11,016,052
                                                        ===========     ===========

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

(Dollars in thousands)

                                                    As of               As of
                                                  March 31,         December 31,
                                                    2001                2000
                                                  ---------         ------------
Commercial                                        $ 171,126          $ 169,832
Commercial real estate                              175,390            166,041
Agricultural                                        167,700            165,367
Residential real estate                             194,752            201,160
Consumer & home equity                              188,228            184,745
                                                  ---------          ---------
      Loans, gross                                  897,196            887,145

Allowance for loan losses                           (14,466)           (13,883)
                                                  ---------          ---------
Total loans, net                                  $ 882,730          $ 873,262
                                                  =========          =========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(Dollars in thousands)

                                                           Three Months Ended
                                                        -----------------------
                                                                March 31,
                                                          2001            2000
                                                        -------         -------
Balance at the beginning of the period                  $13,883         $11,421
Charge-Offs:
  Commercial                                                 53             154
  Commercial real estate                                     60               4
  Agricultural                                               --              --
  Residential real
   estate                                                    42              --
  Consumer and home
   equity                                                   151             252
                                                        -------         -------
     Total charge-offs                                      306             410
                                                        -------         -------
Recoveries:
  Commercial                                                  7               3
  Commercial real estate                                     10              --
  Agricultural                                               --               1
  Residential real
   estate                                                    --              --
  Consumer and home
   equity                                                    61              57
                                                        -------         -------
     Total recoveries                                        78              61
                                                        -------         -------

Net charge-offs                                             228             349
Provision for loan losses                                   811             835
                                                        -------         -------
Balance at the end of the period                        $14,466         $11,907
                                                        =======         =======

Ratio of net charge-offs to average
    loans (annualized)                                     0.10%           0.18%
Allowance for loan losses to total
    loans                                                  1.61%           1.51%

Allowance for loan losses to
    nonperforming loans                                  188.34%         171.97%

At March 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired totaled $5,988,000 and $3,490,000, respectively. The average recorded investments in impaired loans during the three months ended March 31, 2001 and 2000 were approximately $4,493,000 and $3,586,000, respectively. At March 31, 2001 and 2000, the Company had specific allocations for impaired loans included in the allowance for loan losses of $1,096,000 and $747,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)

                                                               As of          As of
                                                             March 31,    December 31,
                                                               2001           2000
                                                             ---------    ------------
Nonaccruing loans (1):
Commercial                                                    $  915        $1,044
Commercial real estate                                         1,810         1,619
Agricultural                                                   2,889         2,881
Residential real estate                                          869           835
Consumer and home equity                                         481           217
                                                              ------        ------
      Total loans                                              6,964         6,596
Accruing loans 90 days or more delinquent                        717           521
                                                              ------        ------
      Total nonperforming loans                                7,681         7,117
Other real estate owned (2)                                      950           932
                                                              ------        ------
         Total nonperforming assets                           $8,631        $8,049
                                                              ======        ======

Nonperforming loans to total loans                              0.86%         0.80%
                                                              ======        ======

Nonperforming assets to total loans and other real estate       0.96%         0.91%
                                                              ======        ======

(1) Loans are placed on nonaccrual status when they become 90 days past due if there is uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, requires recognition of derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

5. SUBSEQUENT EVENT

On May 1, 2001, the Company acquired all of the outstanding common stock of Bath National Corporation ("BNC"), and its wholly-owned subsidiary bank, Bath National Bank ("BNB"). Consolidated assets of BNB were approximately $300 million as of March 31, 2001. BNB is a full service community bank headquartered in Bath, New York, which has 11 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition will be accounted for using the purchase method of accounting.

6. SEGMENT INFORMATION

Segments are determined based upon the individual subsidiary banks. Reportable segments are comprised of WCB, NBG, PSB and FTB as the Company manages and evaluates performance on an individual bank basis. The reportable segment information as of and for the three month periods ended March 31, 2001 and 2000 follows:

      (Dollars in thousands)                                   2001             2000
                                                               ----             ----
      Net interest income:
        WCB ...........................................     $     5,624      $     5,229
        NBG ...........................................           4,675            4,365
        PSB ...........................................           1,920            1,677
        FTB ...........................................           1,384            1,254
                                                            -----------      -----------
          Total segment net interest income ...........          13,603           12,525
      Parent Company, FIGI, FISI, and eliminations, net             (14)             160
                                                            -----------      -----------
          Total net interest income ...................     $    13,589      $    12,685
                                                            ===========      ===========
      Net interest income plus non-interest income:
        WCB ...........................................     $     6,478      $     5,971
        NBG ...........................................           5,586            5,210
        PSB ...........................................           2,487            1,925
        FTB ...........................................           1,669            1,490
                                                            -----------      -----------
          Total segment net interest
             income plus non-interest income ..........          16,220           14,596
      Parent Company, FIGI, FISI, and eliminations, net             154              158
                                                            -----------      -----------
          Total net interest income plus
             non-interest income ......................     $    16,374      $    14,754
                                                            ===========      ===========
      Net income:
        WCB ...........................................     $     1,986      $     1,857
        NBG ...........................................           1,784            1,669
        PSB ...........................................             622              435
        FTB ...........................................             397              390
                                                            -----------      -----------
          Total segment net income ....................           4,789            4,351
      Parent Company, FIGI, FISI, and eliminations, net              16              (57)
                                                            -----------      -----------
          Total net income ............................     $     4,805      $     4,294
                                                            ===========      ===========

      Assets:
        WCB ...........................................     $   528,614      $   457,823
        NBG ...........................................         493,163          420,041
        PSB ...........................................         174,460          144,684
        FTB ...........................................         135,092          122,823
                                                            -----------      -----------
          Total segment net assets ....................       1,331,329        1,145,371
      Parent Company, FIGI, FISI, and eliminations, net           6,252             (508)
                                                            -----------      -----------
          Total assets ................................     $ 1,337,581      $ 1,144,863
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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three months ended March 31, 2001 to supplement the information in the consolidated financial statements included in this report.

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                                   At or For the Three Months Ended
                                                                                                March 31,
                                                                        2001                2000         $ Change      % Change
                                                                        ----                ----         --------      --------
Per common share data:
  Net income - basic                                                       $0.40               $0.36       $0.04         11.1%
  Net income - diluted                                                     $0.40               $0.36       $0.04         11.1%
  Cash dividends declared                                                  $0.11               $0.10       $0.01         10.0%
  Book value                                                              $10.88               $9.20       $1.68         18.3%
Common shares outstanding:
  Weighted average shares - basic                                     10,986,721          11,016,052
  Weighted average shares - diluted                                   11,007,882          11,016,052
  Period end                                                          10,986,721          11,006,733

Performance ratios, annualized:
  Return on average assets                                                  1.50%               1.55%
  Return on average common equity                                          15.38%              15.69%
  Net interest margin (tax-equivalent)                                      4.65%               5.00%
  Efficiency ratio                                                         47.18%              45.32%
Asset quality ratios:
    Nonperforming loans to total loans                                      0.86%               0.88%
    Nonperforming assets to total loans and other real estate               0.96%               0.99%
    Net loan charge-offs to average loans                                   0.10%               0.18%
    Allowance for loan losses to total loans                                1.61%               1.51%
    Allowance for loan losses to nonperforming loans                      188.34%             171.97%
Capital ratios:
  Average common equity to average total assets                             8.97%               8.99%
  Leverage ratio                                                           11.49%              10.81%
  Tier 1 risk based capital ratio                                          15.82%              14.72%
  Risk-based capital ratio                                                 17.07%              15.97%

The Company's net income for the first quarter of 2001 increased 11.9% to $4,805,000 compared to $4,294,000 for the first three months of 2000. Earnings per common share increased 11.1% to $0.40 for the 2001 quarter from $0.36 in 2000. Return on average common equity was 15.38% for the three months ended March 31, 2001 compared to 15.69% for the same period last year.

Net interest income increased 7.1% in the first quarter of 2001 to $13,589,000 compared to $12,685,000 for the first three months of 2000. Growth in average earning assets of 17.3%, in comparison to the same period a year earlier, drove the increase, as net interest margin decreased to 4.65% from 5.00% for the same quarter last year. The decrease in net interest margin is reflective of incremental asset growth at lower margins together with increasing price competitiveness in a period of declining market interest rates. The growth in average earning assets is the result of continued expansion of our commercial loan portfolio as well as our indirect consumer loan portfolio.

Noninterest income increased 34.6% in the first quarter of 2001 to $2,785,000 from $2,069,000 for the same period in 2000. This increase primarily reflects the benefit of the continuing growth in core deposits and the related service fees, as well as realized gains on the sale/call of securities of $185,000 and the sale of residential mortgage loans. In addition, our investment brokerage fees were $386,000 for the first three months of 2001 an increase of $119,000 from the same period last year.

Noninterest expense for the first quarter of 2001 was up 14.4% to $8,244,000 from $7,207,000 for the prior year period. The increase is primarily due to additional staffing and technology resources necessary to support continued expansion of lending activities, product lines and delivery channels. Nonetheless the efficiency ratio for the first quarter of 2001 remained strong at 47.2% compared to 45.3% for the same period a year ago.

The provision for loan losses for the first quarter of 2001 was $811,000, compared to $835,000 for the same period in 2000. The allowance for loan losses was $14,466,000 at March 31, 2000, an increase of $583,000 from December 31 ,2000. Although nonperforming loans increased to $7,681,000 at March 31, 2001 compared to $6,924,000 at March 31, 2000, the ratio of nonperforming loans to total loans of 0.86% at March 31, 2001 is comparable to 0.88% a year ago, and the ratio of the allowance for loan losses to nonperforming loans was 188.34% at March 31, 2001, up from 171.97% a year ago. The ratio of the allowance for loan losses to total loans also improved to 1.61% at March 31, 2001, compared to 1.51% from a year ago.

At March 31, 2001 the Company had total assets of $1,337.6 million, an increase of 3.7% from $1,289.3 million at December 31, 2000. Loans increased 1.1% to $897.2 million at the recent quarter end from $887.1 million at December 31, 2000. Federal funds sold increased to $31.2 million at March 31, 2001 from $0.9 million at December 31, 2000 as a result of overnight investing of funds appropriated for the acquisition of BNB on May 1, 2001. Funds appropriated for the BNB acquisition include the private placement of $16.2 million in capital securities with institutional investors in February 2001. Total deposits were $1,130.0 million at the recent quarter-end, compared with $1,078.1 million a quarter earlier. Total shareholders' equity increased 4.3% to $137.3 million at March 31, 2001 from $131.6 million at December 31 ,2000. Book value per common share at March 31, 2001 was $10.88, an increase of 5.0% from $10.36 at December 31, 2000.

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

                                                                      For The Three Months Ended March 31,
                                                                    ----------------------------------------
                                                               2001                                        2000
                                                              -------                                     -------
                                                Average       Interest     Annualized       Average       Interest    Annualized
                                              Outstanding      Earned/       Yield/       Outstanding      Earned/      Yield/
(Dollars in thousands)                          Balance         Paid          Rate          Balance         Paid         Rate
                                               ---------      --------      --------       ----------     --------     --------
Interest-earning assets
Federal funds sold and interest-
    bearing deposits                          $    6,696      $       86        5.21%     $    3,479     $       47       5.43%
Investment securities (1)                        343,629           5,605        6.53%        287,881          4,654       6.46%
Loans (2)
 Commercial and agricultural                     505,828          11,797        9.46%        434,544         10,147       9.39%
 Residential real estate                         198,803           4,517        9.09%        188,882          4,103       8.69%
 Consumer and home equity                        186,440           4,533        9.86%        147,600          3,469       9.45%
                                              ----------      ----------      ------      ----------     ----------     ------
    Total loans                                  891,071          20,847        9.46%        771,026         17,719       9.23%
                                              ----------      ----------      ------      ----------     ----------     ------
Total interest-earning assets                  1,241,396          26,538        8.62%      1,062,386         22,420       8.47%
                                              ----------      ----------      ------      ----------     ----------     ------

Interest-bearing liabilities
 Interest-bearing checking                       124,525             393        1.28%        109,585            366       1.34%
 Savings and money market                        196,388           1,275        2.63%        190,771          1,195       2.52%
 Certificates of deposit                         625,236           9,527        6.18%        502,450          6,819       5.46%
 Borrowed funds                                   53,949             788        5.92%         53,675            792       5.93%
 Guaranteed preferred beneficial
  interests in corporation's
  junior subordinated debentures                   6,840             181       10.73%             --             --         --
                                              ----------      ----------      ------      ----------     ----------     ------
    Total interest-bearing liabilities         1,006,938          12,164        4.90%        856,481          9,172       4.31%
                                              ----------      ----------      ------      ----------     ----------     ------

Net interest income                                           $   14,374                                 $   13,248
                                                              ==========                                 ==========
Net interest rate spread                                                        3.72%                                     4.16%
                                                                              ======                                    ======
Net earning assets                            $  234,458                                  $  205,905
                                              ==========                                  ==========
Net interest margin on earning assets (3)                                       4.65%                                     5.00%
                                                                              ======                                    ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                                 123.28%                                   124.04%
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

                                                     1st Quarter 2001 Compared to 1st Quarter 2000
(Dollars in thousands)                               ---------------------------------------------
                                                     Increase (Decrease) Due to
                                                     --------------------------        Total Increase
                                                     Volume             Rate             (Decrease)
                                                     ------           ---------          ----------
Interest-earning assets:
   Federal funds sold and interest-bearing
      deposits                                       $    41          $    (2)            $    39
   Investment securities                                 901               50                 951
   Loans:
      Commercial and agricultural                      1,586               64               1,650
      Residential real estate                            231              183                 414
      Consumer and home equity                           920              144               1,064
                                                     -------          -------             -------
         Total loans                                   2,737              391               3,128
                                                     -------          -------             -------
         Total interest-earning assets                 3,679              439               4,118
                                                     -------          -------             -------
Interest-bearing liabilities:
   Interest-bearing checking                              41              (14)                 27
   Savings and money market                               35               45                  80
   Certificates of deposit                             1,840              868               2,708
   Borrowed funds                                         20              (24)                 (4)
   Guaranteed preferred beneficial interests in
    Corporation's junior subordinated debentures         181               --                 181
                                                     -------          -------             -------
     Total interest-bearing liabilities                2,117              875               2,992
                                                     -------          -------             -------
Net interest income                                  $ 1,562          $  (436)            $ 1,126
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

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company's Annual Report on Form 10-K as of December 31, 2000 dated March 29, 2001 as filed with the Securities and Exchange Commission.

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

      None.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FINANCIAL INSTITUTIONS, INC.
                                                    (Registrant)


            May 15, 2001                          /s/ Peter G. Humphrey
            ------------                          ---------------------
                Date                          Peter G. Humphrey, President & CEO


            May 15, 2001                          /s/ Ronald A. Miller
            ------------                          --------------------
                Date                           Ronald A. Miller, SVP & CFO