Form 10-Q
period 2001-06-30
FINANCIAL INSTITUTIONS INC
filed 2001-08-14
CIK 862831

FORM 10-Q
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE                                OUTSTANDING
               -----                                -----------
Common Stock, $0.01 par value                Outstanding at August 1, 2001
Per share                                    10,987,862 shares
================================================================================

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

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                                   June 30,      December 31,
                                                                     2001            2000
    ASSETS                                                       ------------    ------------
                                                                  (unaudited)
Cash, due from banks and interest-bearing deposits               $     40,234    $     29,226
Federal funds sold                                                      3,318             926
Securities available for sale, at fair value                          389,469         261,869
Securities held to maturity (fair value of $68,616 at June 30,
  2001 and $76,884 at December 31, 2000)                               67,959          76,947
Loans                                                               1,130,415         887,145
    Allowance for loan losses                                         (17,815)        (13,883)
                                                                 ------------    ------------
    Loans, net                                                      1,112,600         873,262
Premises and equipment, net                                            23,483          18,423
Goodwill and other intangibles                                         38,804           2,732
Other assets                                                           39,329          25,942
                                                                 ------------    ------------
     Total assets                                                $  1,715,196    $  1,289,327
                                                                 ============    ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                                       $    197,987    $    162,840
    Savings, money market and interest-bearing checking               445,774         309,732
    Certificates of deposit                                           737,844         605,539
                                                                 ------------    ------------
     Total deposits                                                 1,381,605       1,078,111

Short-term borrowings                                                  99,436          46,903
Long-term borrowings                                                   53,630          15,481
Guaranteed preferred beneficial interests in
  Corporation's junior subordinated debentures                         16,200              --
Accrued expenses and other liabilities                                 23,479          17,214
                                                                 ------------    ------------
     Total liabilities                                              1,574,350       1,157,709
                                                                 ------------    ------------
Shareholders' equity:
   3% cumulative preferred stock, $100 par value, authorized
      10,000 shares, issued and outstanding 1,686 shares at
      June 30, 2001 and 1,711 shares at December 31, 2000                 168             171

   8.48% cumulative preferred stock, $100 par value,
      authorized 200,000 shares, issued and outstanding
      175,866 shares at June 30, 2001 and December 31, 2000            17,587          17,587

   Common stock, $0.01 par value, authorized 50,000,000
      shares, issued 11,303,533 shares at June 30, 2001 and
      December 31, 2000                                                   113             113
   Additional paid-in capital                                          16,496          16,472

   Retained earnings                                                  105,062          98,348

   Accumulated other comprehensive income(loss)                         2,345            (144)

   Treasury stock--common, at cost--315,671 shares at June 30,
      2001 and 316,812 shares at December 31, 2000                       (925)           (929)
                                                                 ------------    ------------
       Total shareholders' equity                                     140,846         131,618
                                                                 ------------    ------------
       Total liabilities and shareholders' equity                $  1,715,196    $  1,289,327
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)

                                                                                          Six Months Ended
                                                          Three Months Ended June 30,          June 30,
                                                          ---------------------------   ---------------------
                                                              2001          2000          2001          2000
Interest income:                                            --------      --------      --------      --------
   Loans                                                    $ 23,416      $ 19,095      $ 44,264      $ 36,814
   Securities                                                  5,534         4,377        10,355         8,468
   Other                                                         202            42           287            89
                                                            --------      --------      --------      --------
      Total interest income                                   29,152        23,514        54,906        45,371
                                                            --------      --------      --------      --------
Interest expense:
   Deposits                                                   11,659         9,289        22,855        17,669
   Borrowings                                                  1,089         1,021         1,877         1,813
   Guaranteed preferred beneficial interests in
    Corporation's junior subordinated debentures                 419            --           600            --
                                                            --------      --------      --------      --------
      Total interest expense                                  13,167        10,310        25,332        19,482
                                                            --------      --------      --------      --------
Net interest income                                           15,985        13,204        29,574        25,889
Provision for loan losses                                      1,026         1,172         1,837         2,007
                                                            --------      --------      --------      --------
   Net interest income after provision for loan losses        14,959        12,032        27,737        23,882
                                                            --------      --------      --------      --------
Noninterest income:
   Service charges on deposits                                 1,724         1,259         3,043         2,353
   Gain on sale\call of securities                               173            --           358            --
   Gain on sale of loans and other assets                        255            65           527           182
   Loan servicing fees                                           161           303           420           605
   Investment services                                           440           350           826           523
   Other                                                         699           326         1,063           709
                                                            --------      --------      --------      --------
      Total noninterest income                                 3,452         2,303         6,237         4,372
                                                            --------      --------      --------      --------
Noninterest expense:
   Salaries and employee benefits                              5,509         4,103        10,266         8,139
   Occupancy and equipment                                     1,459         1,117         2,747         2,242
   Supplies and postage                                          526           351           909           731
   Amortization of intangibles                                   589           176           765           386
   Professional fees                                             470           204           688           399
   Other                                                       1,856         1,424         3,278         2,685
                                                            --------      --------      --------      --------
      Total noninterest expense                               10,409         7,375        18,653        14,582
                                                            --------      --------      --------      --------
      Income before income taxes                               8,002         6,960        15,321        13,672
   Income taxes                                                2,817         2,511         5,331         4,929
                                                            --------      --------      --------      --------
      Net income                                            $  5,185      $  4,449      $  9,990      $  8,743
                                                            ========      ========      ========      ========
   Earnings per common share:
      Basic                                                 $   0.44      $   0.37      $   0.84      $   0.73
                                                            ========      ========      ========      ========
      Diluted                                               $   0.43      $   0.37      $   0.83      $   0.73
                                                            ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                           Six Months Ended June 30,
                                                                             2001             2000
                                                                          ----------       ----------
Cash flows from operating activities:
     Net income                                                           $    9,990       $    8,743
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                        2,257            1,529
          Provision for loan losses                                            1,837            2,007
          Deferred income tax benefit                                           (730)            (506)
          Gain on sale/call of securities                                       (358)              --
          Gain on sale of loans and other assets                                (527)            (182)
          Minority interest in net income of subsidiary banks                     48               43
          Increase in other assets                                              (125)          (1,784)
          Increase in accrued expenses and other liabilities                   3,537            1,506
                                                                          ----------       ----------
               Net cash provided by operating activities                      15,929           11,356
                                                                          ----------       ----------
Cash flows from investing activities:
     Purchase of securities:
          Available for sale                                                (193,840)         (49,453)
          Held to maturity                                                   (10,153)         (13,056)
     Proceeds from maturity/call of securities:
          Available for sale                                                 140,642           21,413
          Held to maturity                                                    19,021           14,059
     Proceeds from sales of securities available for sale                      7,508               --
     Net increase in loans                                                   (53,859)         (73,819)
     Proceeds from sales of premises and equipment                                39               24
     Purchase of premises and equipment                                       (2,341)          (1,139)
     Purchase of Bath National Corporation, net of cash acquired             (48,955)              --
                                                                          ----------       ----------
               Net cash used in investing activities                        (141,938)        (101,971)
                                                                          ----------       ----------
Cash flows from financing activities:
     Net increase in deposits                                                 72,027           39,224
     Net increase in short-term borrowings                                    42,349           19,761
     Proceeds from long-term borrowings                                       12,579            4,088
     Repayment of long-term borrowings                                          (120)          (1,772)
     Proceeds from guaranteed preferred beneficial interests in
       corporation's junior subordinated debentures, net of costs             15,713               --
     Net issuance (repurchase) of preferred and common shares                     25             (422)
     Dividends paid                                                           (3,165)          (2,732)
                                                                          ----------       ----------
          Net cash provided by financing activities                          139,408           58,147
                                                                          ----------       ----------
     Net increase (decrease) in cash and cash equivalents                     13,400          (32,468)
     Cash and cash equivalents at beginning of the period                     30,152           61,226
                                                                          ----------       ----------
     Cash and cash equivalents at end of the period                       $   43,552       $   28,758
                                                                          ==========       ==========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                           $   21,945       $   17,873
       Income taxes                                                       $    5,594       $    5,444
     Noncash investing activities:
       Fair value of noncash assets acquired in purchase acquisition      $  281,664       $       --
       Fair value of liabilities assumed in purchase acquisition          $  269,897       $       --

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share amounts)
(unaudited)

                                                                                 Accumulated
                                                                                    Other
                                                                                  Comprehen-               Total
                                Preferred Stock            Additional                sive                  Share-
                                ---------------   Common    Paid-In    Retained     Income    Treasury    holders
                                  3%     8.48%    Stock     Capital    Earnings     (Loss)     Stock       Equity
                                 ----  -------   -------   ---------   --------    --------   --------    --------
Balance-December 31, 2000        $171  $17,587    $  113   $  16,472   $ 98,348     $  (144)   $(929)     $131,618

Purchase of 30 shares of
  3% preferred stock               (3)                             1                                            (2)

Issue 1,141 shares of
  common stock -
  directors plan                                                  23                               4            27

Comprehensive income:
  Net income                                                              9,990                              9,990
  Unrealized gain on
   securities available
   for sale (net of tax
   of $1,551)                                                                         2,276                  2,276
Reclassification
  adjustment for gains
  included in net
  income (net of tax
  of $145)                                                                              213                    213
                                                                                                          --------
Net unrealized gain on
  securities available
  for sale (net of tax
  of $1,696)                                                                                                 2,489
                                                                                                          --------
 Total comprehensive income                                                                                 12,479
                                                                                                          --------
Cash dividends declared:
  3% preferred-$1.50 per
   share                                                                     (3)                                (3)
  8.48% preferred-$4.24
   per share                                                               (746)                              (746)
  Common-$0.23 per share                                                 (2,527)                            (2,527)
                                 ----  -------   -------   ---------   --------     -------    -----      --------
Balance-June 30, 2001            $168  $17,587   $   113   $  16,496   $105,062     $ 2,345    $(925)     $140,846
                                 ====  =======   =======   =========   ========     =======    =====      ========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2001 and 2000
(Unaudited)

1. BASIS OF PRESENTATION

Financial Institutions. Inc. ("FII") is a financial holding company with five commercial bank subsidiaries that operate in Western and Central New York State:
Wyoming County Bank ("WCB"); The National Bank of Geneva ("NBG"); The Pavilion State Bank ("PSB"); First Tier Bank & Trust ("FTB"); and Bath National Bank ("BNB"), (collectively the "Banks"). The Company is also the parent of The FI Group, Inc. ("FIGI") and FISI Statutory Trust I ("FISI"). FIGI is a brokerage subsidiary that commenced operations in March 2000. FISI is a trust formed in February 2001 to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of Bath National Corporation ("BNC") (see Note 3). The capital securities are identified on the balance sheet as guaranteed preferred beneficial interests in corporation's junior subordinated debentures

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three and six month periods ended June 30, 2001 and 2000. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the year ending December 31, 2001 or any other interim period.

The consolidated financial statements include the accounts of FII, the Banks, FIGI and FISI (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflects the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

(Dollars in thousands, except share amounts)

                                                        Three Months Ended June 30,
                                                           2001            2000
                                                        -----------     -----------
Net Income                                              $     5,185     $     4,449
Less: Preferred Stock Dividends                                 374             374
                                                        -----------     -----------
Net Income Available to Common Shareholders             $     4,811     $     4,075
                                                        ===========     ===========

Average Number of Common Shares Outstanding              10,987,210      10,991,867
Add: Effect of Dilutive Options                             147,995             954
                                                        -----------     -----------
Average Number of Common Shares Outstanding
Used to Calculate Diluted Earnings per Common Share      11,135,205      10,992,821
                                                        ===========     ===========

                                                         Six Months Ended June 30,
                                                            2001            2000
                                                        -----------     -----------
Net Income                                              $     9,990     $     8,743
Less: Preferred Stock Dividends                                 748             748
                                                        -----------     -----------
Net Income Available to Common Shareholders             $     9,242     $     7,995
                                                        ===========     ===========

Average Number of Common Shares Outstanding              10,986,967      11,003,959
Add: Effect of Dilutive Options                              95,825               3
                                                        -----------     -----------
Average Number of Common Shares Outstanding
Used to Calculate Diluted Earnings per Common Share      11,082,792      11,003,962
                                                        ===========     ===========

3. ACQUISITION

On May 1, 2001, FII acquired all of the common stock of BNC, and its wholly-owned subsidiary bank, Bath National Bank ("BNB"). BNB is a full service community bank headquartered in Bath, New York, which has 11 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill. Goodwill recognized with respect to the merger was approximately $37.2 million. Goodwill is being amortized using the straight-line method over 15-years. In accordance with SFAS No. 142 (See Note 5), the Company will cease goodwill amortization on January 1, 2001 and will evaluate goodwill for impairment annually thereafter. The results of operations for BNB are included in the income statement from the date of acquisition (May 1, 2001) to the end of the period.

The table below presents certain unaudited pro forma information as if the BNC acquisition, which ocurred in 2001, had been consummated on January 1, 2000. This proforma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of goodwill and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired BNC on January 1, 2000.

(Dollars in thousands, except per share)

                                                   Pro Forma          Pro Forma
                                                  (Unaudited)        (Unaudited)
                                                Six months ended     Year ended
                                                  June 30, 2001    December 30,2000
                                                ----------------   ----------------
Net interest income                                  $32,718             $62,097

Noninterest income                                    $6,971             $11,203

Net income                                            $8,367             $13,967
                                                     =======             =======
Earnings per share:
  Basic                                                $0.69               $1.13
  Diluted                                              $0.69               $1.13

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

(Dollars in thousands)

                                                   As of                As of
                                                  June 30,           December 31,
                                                    2001                 2000
                                                ------------         ------------
Commercial                                          $224,650           $169,832
Commercial real estate                               248,577            166,041
Agricultural                                         179,467            165,367
Residential real estate                              247,300            201,160
Consumer & home equity                               230,421            184,745
                                                 -----------          ---------
      Loans, gross                                 1,130,415            887,145

Allowance for loan losses                            (17,815)           (13,883)
                                                 -----------          ---------
Total loans, net                                  $1,112,600           $873,262
                                                 ===========          =========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(Dollars in thousands)

                                            Three Months Ended         Six Months Ended
                                           --------------------      --------------------
                                                 June 30,                  June 30,
                                             2001         2000         2001        2000
                                           -------      -------      -------     -------
Balance at the beginning of the period     $14,466      $11,907      $13,883     $11,421

Addition as a result of acquisition          2,686           --        2,686          --

Charge-Offs:
  Commercial                                    60           24          114         178
  Commercial real estate                         7          360           66         364
  Agricultural                                  --           29           --          29
  Residential real estate                      103           63          145          63
  Consumer and home equity                     348          154          499         407
                                           -------      -------      -------     -------
     Total charge-offs                         518          630          824       1,041
                                           -------      -------      -------     -------
Recoveries:
  Commercial                                     7           66           14          69
  Commercial real estate                        --            1           10           1
  Agricultural                                  --           --           --           1
  Residential real estate                       --           --           --          --
  Consumer and home equity                     148           65          209         123
                                           -------      -------      -------     -------
     Total recoveries                          155          132          233         194
                                           -------      -------      -------     -------

Net charge-offs                                363          498          591         847
Provision for loan losses                    1,026        1,172        1,837       2,007
                                           -------      -------      -------     -------
Balance at the end of the period           $17,815      $12,581      $17,815     $12,581
                                           =======      =======      =======     =======

Ratio of net charge-offs to
  average loans (annualized)                                           0.12%       0.21%
Allowance for loan losses to
  total loans                                                          1.58%       1.50%
Allowance for loan losses to
  nonperforming loans                                                166.41%     158.72%

At June 30, 2001 and 2000, the recorded investment in loans that are considered to be impaired totaled $8,126,000 and $5,270,000, respectively. The average recorded investments in impaired loans during the six months ended June 30, 2001 and 2000 were approximately $7,160,000 and $4,147,000, respectively. At June 30, 2001 and 2000, the Company had specific allocations for impaired loans included in the allowance for loan losses of $2,100,000 and $860,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)

                                                                 As of            As of
                                                               June 30,        December 31,
                                                                 2001              2000
                                                              -----------      ------------
Nonaccruing loans (1):
Commercial                                                         $3,075           $1,044
Commercial real estate                                              2,406            1,619
Agricultural                                                        2,787            2,881
Residential real estate                                             1,111              835
Consumer and home equity                                              676              217
                                                              -----------      -----------
      Total loans                                                  10,055            6,596
Accruing loans 90 days or more delinquent                             650              521
                                                              -----------      -----------
      Total nonperforming loans                                    10,705            7,117
Other real estate owned (2)                                         1,212              932
                                                              -----------      -----------
         Total nonperforming assets                               $11,917           $8,049
                                                              ===========      ===========

Nonperforming loans to total loans                                  0.95%            0.80%
                                                                    =====            =====
Nonperforming assets to total loans and other real estate           1.05%            0.91%
                                                                    =====            =====

(1) Loans are placed on nonaccrual status when they become 90 days past due if there is uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138, requires recognition of derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In June, 2001 the FASB issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method, use of the pooling-of-interests method is no longer permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The results of operations for the six months ended June 30, 2001 include goodwill amortization from the BNC acquisition of approximately $413,000. The amortization of goodwill will cease effective January 1, 2002.

6. SEGMENT INFORMATION

Segments are determined based upon the individual subsidiary banks. Reportable segments are comprised of WCB, NBG, BNB (from the date of acquisition ,May 1, 2001, to the end of the period), PSB and FTB as the Company manages and evaluates performance on an individual bank basis. The reportable segment information as of and for the six months ended June 30, 2001 and 2000 follows:

(Dollars in thousands)                                2001             2000
                                                  -----------      -----------
Net interest income:
  WCB .......................................     $    11,305      $    10,562
  NBG .......................................           9,653            8,961
  BNB .......................................           2,165               --
  PSB .......................................           3,974            3,483
  FTB .......................................           2,776            2,527
                                                  -----------      -----------
    Total segment net interest income .......          29,873           25,533
FII, FIGI, FISI, and eliminations, net ......            (299)             356
                                                  -----------      -----------
    Total net interest income ...............     $    29,574      $    25,889
                                                  ===========      ===========
Net interest income plus non-interest income:
  WCB .......................................     $    13,193      $    12,188
  NBG .......................................          11,597           10,610
  BNB .......................................           2,630               --
  PSB .......................................           5,034            4,032
  FTB .......................................           3,359            2,991

                                                  -----------      -----------
    Total segment net interest
       income plus non-interest income ......          35,813           29,821
FII, FIGI, FISI, and eliminations, net ......              (2)             440
                                                  -----------      -----------
    Total net interest income plus
       non-interest income ..................     $    35,811      $    30,261
                                                  ===========      ===========
Net income:
  WCB .......................................     $     4,011      $     3,646
  NBG .......................................           3,822            3,425
  BNB .......................................             404               --
  PSB .......................................           1,317              952
  FTB .......................................             823              738

                                                  -----------      -----------
    Total segment net income ................          10,377            8,761
FII, FIGI, FISI, and eliminations, net ......            (387)             (18)
                                                  -----------      -----------
    Total net income ........................     $     9,990      $     8,743
                                                  ===========      ===========

Assets:
  WCB .......................................     $   535,945      $   486,630
  NBG .......................................         521,597          437,614
  BNB .......................................         346,904               --
  PSB .......................................         181,007          160,012
  FTB .......................................         132,946          129,196

                                                  -----------      -----------
    Total segment net assets ................       1,718,399        1,213,452
FII, FIGI, FISI, and eliminations, net ......          (3,203)          (9,562)
                                                  -----------      -----------
    Total assets ............................     $ 1,715,196      $ 1,203,890
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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three and six months ended June 30, 2001 to supplement the information in the consolidated financial statements included in this report.

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                           At or For the Three Months Ended
                                                                                          June 30,
                                                                    2001            2000          $ Change       % Change
                                                                ------------    ------------    ------------   ------------
Per common share data:
  Net income - basic                                                   $0.44           $0.37           $0.07           18.9%
  Net income - diluted                                                 $0.43           $0.37           $0.06           16.2%
  Cash dividends declared                                              $0.12           $0.10           $0.02           20.0%
  Book value                                                          $11.20           $9.48           $1.72           18.1%
Common shares outstanding:
  Weighted average shares - basic                                 10,987,210      10,991,867
  Weighted average shares - diluted                               11,135,205      10,992,821
  Period end                                                      10,987,862      10,986,721

Performance ratios, annualized:
  Return on average assets                                             1.33%           1.53%
  Return on average common equity                                     15.92%          15.94%
  Net interest margin (tax-equivalent)                                 4.62%           4.95%
  Efficiency ratio                                                    48.47%          44.65%
Asset quality ratios:
    Nonperforming loans to total loans                                 0.95%           0.95%
    Nonperforming assets to total loans and other real estate          1.05%           1.08%
    Net loan charge-offs to average loans                              0.14%           0.24%
    Allowance for loan losses to total loans                           1.58%           1.50%
    Allowance for loan losses to nonperforming loans                 166.41%         158.72%
Capital ratios:
  Average common equity to average total assets                        7.72%           8.77%
  Leverage ratio                                                       7.60%          10.54%
  Tier 1 risk based capital ratio                                      9.85%          14.19%
  Risk-based capital ratio                                            11.11%          15.44%

The Company's net income for the second quarter of 2001 increased 17% to $5,185,000 compared to $4,449,000 for the second quarter of 2000. Net income for the first six months of 2001 increased 14% to $9,990,000 compared to $8,743,000 for the same period in 2000. Diluted earnings per common share increased to $0.43 for the second quarter of 2001 and to $0.83 for the first six months of the year compared to $0.37 and $0.73, respectively, for the same periods in 2000. Return on average common equity was 15.66% for the six months ended June 30, 2001 compared to 15.82% for the same period last year.

For the second quarter of 2001 net interest income increased $2,781,000 to $15,985,000 compared to $13,204,000 for the second quarter of 2000. Net interest income for the first six months of 2001 was $29,574,000, an increase of $3,685,000 from $25,889,000 for the first six months of 2000. Total loans at quarter end were $1,130 million, an increase of $294 million over the same period last year. BNB accounted for $189 million of the increase with the additional $105 million reflecting the continuing expansion of both the commercial and consumer loan portfolios in the Company's existing and contiguous markets. Net interest margin was 4.62% for the second quarter of 2001 and 4.63% for the first six months of 2001. That compares to 4.95% and 4.97% for the same periods last year. The decrease in net interest margin is consistent with management's expectations in the falling interest rate environment and is reflective of incremental asset growth at lower margins. However, the Company has achieved strong growth in net interest income given a marketplace environment of increasing price competitiveness and rapidly declining market interest rates.

Noninterest income increased 50% in the second quarter of 2001 to $3,452,000 from $2,303,000 for the same period in 2000. While the addition of BNB contributed to the increase, the significant growth reflects the benefit of the continuing growth in deposits and the related service fees, as well as the expansion of our investment brokerage and trust businesses. In addition, gains realized principally from the call of securities totaled $173,000 in the second quarter of 2001 and $358,000 for the first six months of 2001.

Noninterest expense for the second quarter of 2001 was $10,409,000 compared to $7,375,000 for the second quarter of 2000. For the six months ended June 30, 2001, noninterest expense was $18,653,000, an increase from $14,582,000 for the same period in 2000. The increases reflect the impact of BNB together with increased staffing and technology resources necessary to support continued expansion of our existing product lines and delivery channels. Nonetheless the efficiency ratio for the second quarter of 2001 remained strong at 48.5% compared to 47.2% for the first quarter of 2001 and 44.7% for the second quarter of 2000.

The provision for loan losses for the second quarter of 2001 was $1,026,000, compared to $1,172,000 for the same period in 2000. For the first six months of 2001 the provision was $1,837,000 compared to $2,007,000 for the same period in 2000. The increase in nonperforming loans to $10,705,000 at June 30, 2001 compared to $7,927,000 at June 30, 2000 directly results from the addition of $2,993,000 in nonperforming loans at BNB. The Company's ratio of nonperforming loans to total loans was .95% at both June 30, 2001 and June 30, 2000. However, the ratio of the allowance for loan losses to nonperforming loans increased to 166.41% at June 30, 2001, up from 158.72% a year ago. The ratio of the allowance for loan losses to total loans also improved to 1.58% at June 30, 2001, compared to 1.50% a year ago.

At June 30, 2001 the Company had total assets of $1,715 million, an increase of $511 million ($296 million from the BNB acquisition) from $1,204 million at June 30, 2000. Total deposits were $1,382 million at the recent quarter-end, compared with $989 million a year earlier with the BNB acquisition accounting for $231 million of the increase. Total shareholders' equity increased 16% to $141 million at June 30, 2001 from $122 million a year earlier.

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

                                                                     For The Three Months Ended June 30,
                                                            ----------------------------------------------------
                                                              2001                                         2000
                                                            --------                                     -------
                                              Average       Interest     Annualized       Average        Interest     Annualized
                                            Outstanding      Earned/       Yield/       Outstanding       Earned/       Yield/
(Dollars in thousands)                        Balance         Paid          Rate          Balance          Paid          Rate
                                             ---------      --------      --------       ----------      --------      --------
Interest-earning assets
Federal funds sold and interest-
   bearing deposits                            $17,594          $200         4.56%           $2,781           $42         6.07%
Investment securities (1)                      406,217         6,494         6.40%          300,563         4,978         6.63%
Loans (2)
 Commercial and agricultural                   603,021        13,152         8.75%          460,246        11,034         9.64%
 Residential real estate                       227,888         5,170         9.07%          191,982         4,247         8.85%
 Consumer and home equity                      215,438         5,095         9.49%          162,248         3,814         9.45%
                                            ----------     ---------     ---------       ----------     ---------     ---------
    Total loans                              1,046,347        23,417         8.97%          814,476        19,095         9.42%
                                            ----------     ---------     ---------       ----------     ---------     ---------
Total interest-earning assets                1,470,158        30,111         8.21%        1,117,820        24,115         8.66%
                                            ----------     ---------     ---------       ----------     ---------     ---------

Interest-bearing liabilities
 Interest-bearing checking                     157,471           463         1.18%          111,289           374         1.35%
 Savings and money market                      245,749         1,332         2.17%          192,055         1,248         2.61%
 Certificates of deposit                       724,241         9,864         5.46%          537,260         7,667         5.74%
 Borrowed funds                                 89,634         1,089         4.87%           63,765         1,022         6.45%
 Guaranteed preferred beneficial
  interests in Corporation's
  junior subordinated debentures                16,200           419        10.37%               --            --            --
                                            ----------     ---------     ---------       ----------     ---------     ---------
    Total interest-bearing liabilities       1,233,295        13,167         4.28%          904,369        10,311         4.59%
                                            ----------     ---------     ---------       ----------     ---------     ---------

Net interest income                                          $16,944                                      $13,804
                                                           =========                                    =========
Net interest rate spread                                                     3.93%                                        4.07%
                                                                         =========                                    =========
Net earning assets                            $236,863                                     $213,451
                                            ==========                                   ==========
Net interest margin on earning
  assets (3)                                                                 4.62%                                        4.95%
                                                                         =========                                    =========
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                                      119.21%                                      123.60%
                                                                         =========                                    =========

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

                                                                   2nd Quarter 2001 Compared to 2nd Quarter 2000
(Dollars in thousands)                                         -----------------------------------------------------
                                                                  Increase (Decrease) Due to
                                                               ---------------------------------            Total
                                                               Volume                     Rate             Increase
                                                               ------                   --------          ----------
Interest-earning assets:
  Federal funds sold and interest-bearing
    deposits                                                     $168                      $(10)              $158
  Investment securities                                         1,687                      (171)             1,516
  Loans:
     Commercial and agricultural                                3,138                    (1,020)             2,118
     Residential real estate                                      819                       104                923
     Consumer and home equity                                   1,265                        16              1,281
                                                               ------                    ------             ------
        Total loans                                             5,222                      (900)             4,322
                                                               ------                    ------             ------
        Total interest-earning assets                           7,077                    (1,081)             5,996
                                                               ------                    ------             ------
Interest-bearing liabilities:
   Interest-bearing checking                                      135                       (46)                89
   Savings and money market                                       300                      (216)                84
   Certificates of deposit                                      2,573                      (376)             2,197
   Borrowed funds                                                 325                      (258)                67
   Guaranteed preferred beneficial interests in
    Corporation's junior subordinated debentures                  419                        --                419
                                                               ------                    ------             ------
     Total interest-bearing liabilities                         3,752                      (896)             2,856
                                                               ------                    ------             ------
Net interest income                                            $3,325                    $ (185)            $3,140
                                                               ======                    ======             ======

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

(b)   Reports on Form 8-K

      (1) The Company filed a Current Report on Form 8-K dated May 11, 2001, which disclosed the acquisition of Bath National Corporation and its banking subsidiary, Bath National Bank on May 1, 2001.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FINANCIAL INSTITUTIONS, INC.
                                                     (Registrant)


         August 1, 2001                          /s/ Peter G. Humphrey
         ---------------                         ---------------------
              Date                            Peter G. Humphrey, President & CEO


         August 1, 2001                          /s/ Ronald A. Miller
         ---------------                         --------------------
              Date                            Ronald A. Miller, SVP & CFO