Form 10-Q
period 2001-09-30
FINANCIAL INSTITUTIONS INC
filed 2001-11-14
CIK 862831

================================================================================

                                   FORM 10-Q

                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                             Yes  |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE                                            OUTSTANDING
         -----                                            -----------
Common Stock, $0.01 par value                    Outstanding at November 1, 2001
Per share                                        11,021,314 shares

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

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                                                   September 30,     December 31,
                                                                                       2001             2000
      ASSETS                                                                       -------------     ------------
                                                                                    (unaudited)
Cash, due from banks and interest-bearing deposits                                  $    57,289      $    29,226
Federal funds sold                                                                          481              926
Securities available for sale, at fair value                                            402,412          261,869
Securities held to maturity (fair value of $67,987 at September 30, 2001 and
  $76,884 at December 31, 2000)                                                          66,448           76,947
Loans                                                                                 1,139,730          887,145
      Allowance for loan losses                                                         (18,497)         (13,883)
                                                                                    -----------      -----------
      Loans, net                                                                      1,121,233          873,262
Premises and equipment, net                                                              24,139           18,423
Goodwill and other intangibles                                                           38,008            2,732
Other assets                                                                             39,640           25,942
                                                                                    -----------      -----------
         Total assets                                                               $ 1,749,650      $ 1,289,327
                                                                                    ===========      ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Demand                                                                        $   209,304      $   162,840
      Savings, money market and interest-bearing checking                               488,173          309,732
      Certificates of deposit                                                           733,693          605,539
                                                                                    -----------      -----------
         Total deposits                                                               1,431,170        1,078,111

Short-term borrowings                                                                    72,589           46,903
Long-term borrowings                                                                     55,541           15,481
Guaranteed preferred beneficial interests in
  Corporation's junior subordinated debentures                                           16,200               --
Accrued expenses and other liabilities                                                   26,243           17,214
                                                                                    -----------      -----------
        Total liabilities                                                             1,601,743        1,157,709
                                                                                    -----------      -----------
Shareholders' equity:
      3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding 1,683 shares at September 30, 2001 and 1,711
         shares at December 31, 2000                                                        168              171
      8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding 175,866 shares at September 30, 2001
         and December 31, 2000                                                           17,587           17,587
      Common stock, $0.01 par value, authorized 50,000,000 shares, issued
         11,303,533 shares at September 30, 2001 and December 31, 2000                      113              113
      Additional paid-in capital                                                         16,496           16,472
      Retained earnings                                                                 108,730           98,348
      Accumulated other comprehensive income (loss)                                       5,750             (144)
      Treasury stock--common, at cost--315,671 shares at September 30, 2001 and
         316,812 shares at December 31, 2000                                               (937)            (929)
                                                                                    -----------      -----------
         Total shareholders' equity                                                     147,907          131,618
                                                                                    -----------      -----------
         Total liabilities and shareholders' equity                                 $ 1,749,650      $ 1,289,327
                                                                                    ===========      ===========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                           ------------------   -----------------
                                                            2001       2000      2001      2000
                                                           -------    -------   -------   -------
Interest income:
      Loans                                                $24,090    $20,513   $68,354   $57,327
      Securities                                             6,096      4,554    16,451    13,022
      Other                                                     45         65       332       154
                                                           -------    -------   -------   -------
         Total interest income                              30,231     25,132    85,137    70,503
                                                           -------    -------   -------   -------
Interest expense:
      Deposits                                              11,163     10,607    34,018    28,276
      Borrowings                                             1,509      1,040     3,386     2,853
      Guaranteed preferred beneficial interests in
       Corporation's junior subordinated debentures            421         --     1,021        --
                                                           -------    -------   -------   -------
         Total interest expense                             13,093     11,647    38,425    31,129
                                                           -------    -------   -------   -------
Net interest income                                         17,138     13,485    46,712    39,374
Provision for loan losses                                    1,563      1,100     3,400     3,107
                                                           -------    -------   -------   -------
      Net interest income after provision for loan losses   15,575     12,385    43,312    36,267
                                                           -------    -------   -------   -------
Noninterest income:
      Service charges on deposits                            2,177      1,310     5,220     3,663
      Gain on sale/call of securities                           84         --       442        --
      Gain on sale of loans and other assets                   294         96       821       278
      Loan servicing fees                                      174        277       594       882
      Investment services                                      434        237     1,260       760
      Other                                                    839        455     1,902     1,164
                                                           -------    -------   -------   -------
         Total noninterest income                            4,002      2,375    10,239     6,747
                                                           -------    -------   -------   -------
Noninterest expense:
      Salaries and employee benefits                         5,856      4,300    16,122    12,439
      Occupancy and equipment                                1,566      1,173     4,313     3,415
      Supplies and postage                                     374        347     1,283     1,078
      Amortization of intangibles                              796        176     1,561       562
      Professional fees                                        213        153       901       552
      Other                                                  2,504      1,380     5,782     4,065
                                                           -------    -------   -------   -------
         Total noninterest expense                          11,309      7,529    29,962    22,111
                                                           -------    -------   -------   -------
         Income before income taxes                          8,268      7,231    23,589    20,903
      Income taxes                                           2,908      2,566     8,239     7,495
                                                           -------    -------   -------   -------
         Net income                                        $ 5,360    $ 4,665   $15,350   $13,408
                                                           =======    =======   =======   =======
      Earnings per common share:
         Basic                                             $  0.45    $  0.39   $  1.29   $  1.12
                                                           =======    =======   =======   =======
         Diluted                                           $  0.45    $  0.39   $  1.28   $  1.12
                                                           =======    =======   =======   =======

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

                                                                    Nine Months Ended September 30,
                                                                          2001         2000
                                                                       ---------    ---------
Cash flows from operating activities:
     Net income                                                        $  15,350    $  13,408
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                    4,043        2,268
          Provision for loan losses                                        3,400        3,107
          Deferred income tax benefit                                     (1,006)        (506)
          Gain on sale/call of securities                                   (442)          --
          Gain on sale of loans and other assets                            (821)        (278)
          Minority interest in net income of subsidiary banks                 74           66
          Increase in other assets                                        (2,668)      (3,954)
          Increase in accrued expenses and other liabilities               6,425        2,691
                                                                       ---------    ---------
               Net cash provided by operating activities                  24,355       16,802
                                                                       ---------    ---------
Cash flows from investing activities:
     Purchase of securities:
          Available for sale                                            (268,850)     (78,550)
          Held to maturity                                               (16,580)     (17,115)
     Proceeds from maturity/call of securities:
          Available for sale                                             206,227       22,843
          Held to maturity                                                26,908       16,647
     Proceeds from sales of securities available for sale                  9,538        2,741
     Net increase in loans                                               (63,722)     (95,804)
     Proceeds from sales of premises and equipment                            29           41
     Purchase of premises and equipment                                   (3,664)      (1,916)
     Purchase of Bath National Corporation, net of cash acquired         (48,955)          --
                                                                       ---------    ---------
               Net cash used in investing activities                    (159,069)    (151,113)
                                                                       ---------    ---------
Cash flows from financing activities:
     Net increase in deposits                                            121,592      100,340
     Net increase in short-term borrowings                                15,502       10,650
     Proceeds from long-term borrowings                                   14,501        4,104
     Repayment of long-term borrowings                                      (131)      (1,825)
     Proceeds from guaranteed preferred beneficial interests in
        corporation's junior subordinated debentures, net of costs        15,713           --
     Net issuance (repurchase) of preferred and common shares                 13         (425)
     Dividends paid                                                       (4,858)      (4,205)
                                                                       ---------    ---------
          Net cash provided by financing activities                      162,332      108,639
                                                                       ---------    ---------
     Net increase (decrease) in cash and cash equivalents                 27,618      (25,672)
     Cash and cash equivalents at beginning of the period                 30,152       61,226
                                                                       ---------    ---------
     Cash and cash equivalents at end of the period                    $  57,770    $  35,554
                                                                       =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                        $  36,199    $  28,826
       Income taxes                                                    $   9,210    $   8,173
     Noncash investing activities:
       Fair value of noncash assets acquired in purchase acquisition   $ 281,664    $      --
       Fair value of liabilities assumed in purchase acquisition       $ 269,897    $      --

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share amounts)
(unaudited)

                                                                                             Accumulated
                                                                                                Other
                                     Preferred Stock              Additional                Comprehensive                 Total
                                   -----------------    Common     Paid-In      Retained        Income      Treasury   Shareholders
                                    3%       8.48%       Stock     Capital      Earnings        (Loss)        Stock       Equity
                                   ----     --------    -------    --------     ---------      --------     --------   ------------
Balance-December 31, 2000          $171     $ 17,587     $ 113     $ 16,472     $  98,348      $  (144)      $(929)     $ 131,618

Purchase of 33 shares of 3%
  preferred stock                    (3)                                  1                                                    (2)

Purchase of 1,000 shares of
  common stock                                                                                                 (12)           (12)

Issue 1,141 shares of common
  stock - directors plan                                                 23                                      4             27

Comprehensive income:
  Net income                                                                       15,350                                  15,350
  Unrealized gain on
     securities available for
     sale (net of tax of $3,837)                                                                 5,631                      5,631
  Reclassification adjustment
     for gains included in net
     income (net of tax of $179)                                                                   263                        263
                                                                                                                        ---------
  Net unrealized gain on
     securities available for
     sale (net of tax of $4,016)                                                                                            5,894
                                                                                                                        ---------
   Total comprehensive income                                                                                              21,244
                                                                                                                        ---------
Cash dividends declared:
  3% preferred-$2.25 per share                                                         (4)                                     (4)
  8.48% preferred-$6.36 per share                                                  (1,119)                                 (1,119)
  Common-$0.35 per share                                                           (3,845)                                 (3,845)
                                   ----     --------     -----     --------     ---------      -------       -----      ---------
Balance-September 30, 2001         $168     $ 17,587     $ 113     $ 16,496     $ 108,730      $ 5,750       $(937)     $ 147,907
                                   ====     ========     =====     ========     =========      =======       =====      =========

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 and 2000
(Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the results for the three and nine month periods ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the year ending December 31, 2001 or any other interim period.

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

Earnings per common share have been computed based on the following:

(Dollars in thousands, except share amounts)

                                                        Three Months Ended September 30,
                                                             2001             2000
                                                             ----             ----
Net Income                                                $     5,360     $     4,665
Less: Preferred Stock Dividends                                   374             374
                                                          -----------     -----------
Net Income Available to Common Shareholders               $     4,986     $     4,291
                                                          ===========     ===========

Average Number of Common Shares Outstanding - Basic        10,987,742      10,986,721
Add: Effect of Dilutive Options                               172,030           3,507
                                                          -----------     -----------
Average Number of Common Shares Outstanding - Diluted      11,159,772      10,990,228
                                                          ===========     ===========

                                                         Nine Months Ended September 30,
                                                             2001             2000
                                                             ----             ----
Net Income                                                $    15,350     $    13,408
Less: Preferred Stock Dividends                                 1,122           1,122
                                                          -----------     -----------
Net Income Available to Common Shareholders               $    14,228     $    12,286
                                                          ===========     ===========

Average Number of Common Shares Outstanding - Basic        10,987,035      10,998,171
Add: Effect of Dilutive Options                               124,179             335
                                                          -----------     -----------
Average Number of Common Shares Outstanding - Diluted      11,111,214      10,998,506
                                                          ===========     ===========

3. ACQUISITION

On May 1, 2001, FII acquired all of the common stock of BNC, and its wholly-owned subsidiary bank, Bath National Bank ("BNB"). BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill. Goodwill recognized with respect to the merger was approximately $37.2 million. Goodwill is being amortized using the straight-line method over 15-years. In accordance with SFAS No. 142 (See Note 6), the Company will cease goodwill amortization on January 1, 2001 and will evaluate goodwill for impairment annually thereafter. The results of operations for BNB are included in the income statement from the date of acquisition (May 1, 2001) to the end of the period.

The following table presents certain unaudited pro forma information as if the BNC acquisition, which occurred in 2001, had been consummated on January 1, 2000. This proforma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of goodwill and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired BNC on January 1, 2000.

(Dollars in thousands, except per share)

                                 Pro Forma            Pro Forma
                                (Unaudited)          (Unaudited)
                             Nine Months Ended       Year Ended
                            September 30, 2001    December 30,2000
                            ------------------    ----------------
Net interest income              $49,856              $62,097

Noninterest income               $10,973              $11,203

Net income                       $13,727              $13,967
                                 =======              =======
Earnings per share:
  Basic                          $  1.15              $  1.13
  Diluted                        $  1.13              $  1.13

4.    SUBSEQUENT EVENT

Effective October 22, 2001, the Company acquired the Burke Group, Inc.("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, will be recorded as goodwill.

Unaudited historical financial information for BGI follows:

(Dollars in thousands)

                      As of or For the     As of or For the
                      Nine Months Ended       Year Ended
                     September 30, 2001    December 30,2000
                     ------------------    ----------------
Total Assets               $1,200              $1,100

Total Revenue              $2,300              $3,300
                           ======              ======

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes, at the dates indicated, the Company's loan portfolio by type:

(Dollars in thousands)
                                                     As of
                                  As of           December 31,
                             September 30, 2001       2000
                             ------------------   ------------
Commercial                     $   217,798         $ 169,832
Commercial real estate             265,539           166,041
Agricultural                       178,167           165,367
Residential real estate            244,254           201,160
Consumer & home equity             233,972           184,745
                               -----------         ---------
      Loans, gross               1,139,730           887,145

Allowance for loan losses          (18,497)          (13,883)
                               -----------         ---------
Total loans, net               $ 1,121,233         $ 873,262
                               ===========         =========

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated.

(Dollars in thousands)

                                             Three Months Ended         Nine Months Ended
                                            --------------------      ---------------------
                                                September 30,             September 30,
                                              2001         2000         2001          2000
                                            -------      -------      -------       -------
Balance at the beginning of the period      $17,815      $12,581      $13,883       $11,421

Addition as a result of acquisition              --           --        2,686            --

Charge-Offs:
  Commercial                                    452           76          566           254
  Commercial real estate                        184          216          250           581
  Agricultural                                    4           --            4            29
  Residential real estate                        14           42          159           105
  Consumer and home equity                      385          248          884           655
                                            -------      -------      -------       -------
     Total charge-offs                        1,039          582        1,863         1,624
                                            -------      -------      -------       -------
Recoveries:
  Commercial                                     40           12           54            81
  Commercial real estate                          8           19           19            20
  Agricultural                                   --           --           --             1
  Residential real estate                         5            9            5            10
  Consumer and home equity                      105           41          313           164
                                            -------      -------      -------       -------
     Total recoveries                           158           81          391           276
                                            -------      -------      -------       -------

Net charge-offs                                 881          501        1,472         1,348
Provision for loan losses                     1,563        1,100        3,400         3,107
                                            -------      -------      -------       -------
Balance at the end of the period            $18,497      $13,180      $18,497       $13,180
                                            =======      =======      =======       =======

Ratio of net charge-offs to average
    loans (annualized)                                                   0.31%         0.22%
Allowance for loan losses to total
    loans                                                                1.62%         1.54%

At September 30, 2001 and 2000, the recorded investment in loans that are considered to be impaired totaled $7,918,000 and $6,448,000, respectively. The average recorded investments in impaired loans during the nine months ended September 30, 2001 and 2000 were approximately $7,413,000 and $4,722,000, respectively. At September 30, 2001 and 2000, the Company had specific allocations for impaired loans included in the allowance for loan losses of $1,732,000 and $1,099,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)

                                                              As of          As of
                                                          September 30,    December 31,
                                                              2001            2000
                                                             -------         ------
Nonaccruing loans (1):
Commercial                                                   $ 2,917         $1,044
Commercial real estate                                         2,915          1,619
Agricultural                                                   1,764          2,881
Residential real estate                                          890            835
Consumer and home equity                                         616            217
                                                             -------         ------
      Total loans                                              9,103          6,596
Accruing loans 90 days or more delinquent                      1,451            521
                                                             -------         ------
      Total nonperforming loans                               10,553          7,117
Other real estate owned (2)                                    1,193            932
                                                             -------         ------
         Total nonperforming assets                          $11,747         $8,049
                                                             =======         ======

Nonperforming loans to total loans                              0.93%          0.80%
                                                             =======         ======

Nonperforming assets to total loans and other real estate       1.03%          0.91%
                                                             =======         ======
Allowance for loan losses to nonperforming loans              175.26%        172.14%
                                                             =======         ======

(1) Loans are placed on nonaccrual status when they become 90 days past due if there is uncertainty with respect to the collectibility of interest or principal.
(2)   Other real estate owned balances are shown net of related allowances.

6. NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2001 the FASB issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method, use of the pooling-of-interests method is no longer permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The results of operations for the nine months ended September 30, 2001 include goodwill amortization from the BNC acquisition of approximately $1,033,000. The amortization of goodwill will cease effective January 1, 2002.

7. SEGMENT INFORMATION

Segments are determined based upon the individual subsidiary banks. Reportable segments are comprised of WCB, NBG, BNB (from the date of acquisition, May 1, 2001, to the end of the period), PSB and FTB as the Company manages and evaluates performance on an individual bank basis. The reportable segment information as of and for the nine months ended September 30, 2001 and 2000 follows:

(Dollars in thousands)                                 2001              2000
                                                   -----------       -----------
Net interest income:
  WCB .......................................      $    17,164       $    16,071
  NBG .......................................           14,868            13,603
  BNB .......................................            5,132                --
  PSB .......................................            6,037             5,316
  FTB .......................................            4,276             3,841
                                                   -----------       -----------
    Total segment net interest income .......           47,477            38,831
      FII, FIGI, FISI, and eliminations, net              (765)              543
                                                   -----------       -----------
        Total net interest income ...........      $    46,712       $    39,374
                                                   ===========       ===========
Net interest income plus non-interest income:
  WCB .......................................      $    20,196       $    18,599
  NBG .......................................           17,958            16,115
  BNB .......................................            6,279                --
  PSB .......................................            7,697             6,205
  FTB .......................................            5,185             4,526

                                                   -----------       -----------
    Total segment net interest
     income plus non-interest income ........           57,315            45,445
      FII, FIGI, FISI, and eliminations, net              (364)              676
                                                   -----------       -----------
        Total net interest income plus
         non-interest income ................      $    56,951       $    46,121
                                                   ===========       ===========
Net income:
  WCB .......................................      $     6,217       $     5,635
  NBG .......................................            5,834             5,244
  BNB .......................................            1,721                --
  PSB .......................................            2,024             1,441
  FTB .......................................            1,281             1,108

                                                   -----------       -----------
    Total segment net income ................           17,077            13,428
      FII, FIGI, FISI, and eliminations, net            (1,727)              (20)
                                                   -----------       -----------
        Total net income ....................      $    15,350       $    13,408
                                                   ===========       ===========

Assets:
  WCB .......................................      $   546,870       $   498,678
  NBG .......................................          533,012           465,878
  BNB .......................................          320,849                --
  PSB .......................................          176,207           162,713
  FTB .......................................          143,981           131,418

                                                   -----------       -----------
    Total segment net assets ................        1,720,919         1,258,687
      FII, FIGI, FISI, and eliminations, net            28,731             3,053
                                                   -----------       -----------
        Total assets ........................      $ 1,749,650       $ 1,261,740
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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three and nine months ended September 30, 2001 to supplement the information in the consolidated financial statements included in this report.

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                                At or For the Three Months Ended
                                                                                         September 30,
                                                                      2001             2000          $ Change      % Change
                                                                   ----------       ----------       --------      --------
Per common share data:
  Net income - basic                                                    $0.45            $0.39          $0.06          15.4%
  Net income - diluted                                                  $0.45            $0.39          $0.06          15.4%
  Cash dividends declared                                               $0.12            $0.11          $0.01           9.1%
  Book value                                                           $11.85            $9.89          $1.96          19.8%
Common shares outstanding:
  Weighted average shares - basic                                  10,987,742       10,986,721
  Weighted average shares - diluted                                11,159,772       10,990,228
  Period end                                                       10,986,862       10,986,721

Performance ratios, annualized:
  Return on average assets                                               1.24%            1.52%
  Return on average common equity                                       15.68%           16.03%
  Net interest margin (tax-equivalent)                                   4.57%            4.84%
  Efficiency ratio                                                      47.40%           45.32%
Asset quality ratios:
    Nonperforming loans to total loans                                   0.93%            0.89%
    Nonperforming assets to total loans and other real estate            1.03%            1.02%
    Net loan charge-offs to average loans                                0.31%            0.24%
    Allowance for loan losses to total loans                             1.62%            1.54%
    Allowance for loan losses to nonperforming loans                   175.26%          172.14%
Capital ratios:
  Average common equity to average total assets                          7.37%            8.70%
  Leverage ratio                                                         7.22%           10.37%
  Tier 1 risk based capital ratio                                       10.03%           14.07%
  Risk-based capital ratio                                              11.28%           15.32%

The Company's third quarter net income increased 15% to $5,360,000 for 2001 compared to $4,665,000 for the third quarter of 2000. Net income for the first nine months of 2001 was $15,350,000, a 14% increase compared to $13,408,000 for the same period in 2000. Operating results of FII reflect activities of BNB since May 1, 2001, the date of acquisition. Diluted earnings per common share increased to $0.45 for the third quarter of 2001 and to $1.28 for the first nine months of the year compared to $0.39 and $1.12, respectively, for the same periods in 2000. Return on average common equity was 15.67% for the nine months ended September 30, 2001 compared to 15.89% for the same period last year.

For the third quarter of 2001 net interest income increased $3,653,000 to $17,138,000 compared to $13,485,000 for the third quarter of 2000. Net interest income for the first nine months of 2001 was $46,712,000, an increase of $7,338,000 from $39,374,000 for the first nine months of 2000. Total loans at quarter end were $1,140 million, an increase of $281 million over the same period last year and up $10 million from the prior quarter. The acquisition of BNB accounted for $189 million of the loan growth with the balance of $92 million reflecting continued expansion of both commercial and consumer loans throughout the Company's existing markets. Net interest margin was 4.57% for the third quarter of 2001 and 4.60% for the first nine months of 2001. That compares to 4.84% and 4.93% for the same periods last year. The decrease in net interest margin is consistent with expectations and still remains at a high level. There has been strong growth in net interest income given an environment of increasing price competitiveness and rapidly declining interest rates. Looking ahead to the fourth quarter and into 2002 we expect margins to be under increased pressure as the recent additional drops in rates are fully phased into our balance sheet.

Noninterest income increased 69% in the third quarter of 2001 to $4,002,000 from $2,375,000 for the same period in 2000. BNB accounts for 42% or $682,000 of the significant increase over 2000. The remaining increase results from the benefit of the continuing growth in deposits and the related fee-based products and services, as well as the continuing expansion of investment brokerage and trust businesses. In addition, gains realized principally from the call of securities totaled $84,000 in the third quarter of 2001 and $442,000 for the first nine months of 2001.

Noninterest expense for the third quarter of 2001 was $11,309,000 compared to $7,529,000 for the third quarter of 2000. BNB accounts for 56% or $2,125,000 of the significant increase over 2000. For the nine months ended September 30, 2001, noninterest expense was $29,962,000, an increase from $22,111,000 for the same period in 2000. The year-to-date increase in noninterest expense reflects $2,796,000 in operating costs and $1,033,000 in goodwill amortization related to the acquisition of BNB. Added costs can also be attributed to staffing and technology resources necessary to support the continuing expansion of existing product lines and delivery channels, as well as, the enhancement of management information systems. The efficiency ratio for the third quarter of 2001 remained strong at 47.4% compared to 48.5% for the second quarter of 2001 and 44.3% for the third quarter of 2000.

The provision for loan losses for the third quarter of 2001 was $1,563,000, which increases the nine-month year-to-date charge to $3,400,000. That compares to $1,100,000 for the same quarter in 2000 and $3,107,000 for the prior nine-month period. Historically, the Company has maintained good asset quality during economic cycles. Our lending strategy, which focuses on clients in local markets with whom FII has broad relationships, has contributed to the successful management of credit risk. However, the provision for credit losses increased given the softening of the economy throughout the year and the effects of recent events.

The increase in nonperforming loans to $10,554,000 at September 30, 2001 compared to $7,657,000 at September 30, 2000 directly results from the addition of $3,019,000 in nonperforming loans at BNB. The Company's ratio of nonperforming loans to total loans was 0.93% at September 30, 2001, 0.95% at June 30, 2001, and 0.89% at September 30, 2000. Net loan charge-offs for the third quarter of 2001 were $881,000 or 0.31% of average loans compared to $501,000 or 0.24% of average loans in the third quarter of last year due primarily to the continuing resolution of certain acquired BNB loans. For the first nine months of 2001 net loan charge-offs were $1,472,000 or 0.19% of average loans compared to $1,348,000 or 0.22% of average loans for the same period last year. The ratio of the allowance for loan losses to nonperforming loans increased to 175.26% at September 30, 2001, up from 172.14% a year ago. The ratio of the allowance for loan losses to total loans also improved to 1.62% at September 30, 2001, compared to 1.54% from a year ago.

At September 30, 2001 the Company had total assets of $1,750 million, an increase of $488 million ($296 million from the BNB acquisition) from $1,262 million at September 30, 2000. Total deposits were $1,431 million at the recent quarter-end, compared with $1,050 million a year earlier with the BNB acquisition accounting for $231 million of the increase. Total shareholders' equity increased 17% to $148 million at September 30, 2001 from $126 million a year earlier.

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

                                                               For The Three Months Ended September 30,
                                                             --------------------------------------------
                                                              2001                                 2000
                                                             -------                              -------
                                                 Average     Interest   Annualized     Average    Interest  Annualized
                                               Outstanding    Earned/     Yield/     Outstanding   Earned/    Yield/
(Dollars in thousands)                           Balance      Paid         Rate        Balance      Paid       Rate
                                               ----------    -------      ------     ----------    -------    ------
Interest-earning assets
Federal funds sold and interest-bearing
    deposits                                       $5,923        $47        3.15%        $3,959        $65      6.53%
Investment securities (1)                         453,714      7,177        6.32%       314,849      5,220      6.63%
Loans (2)
 Commercial and agricultural                      656,519     13,515        8.17%       476,892     11,794      9.84%
 Residential real estate                          242,955      5,286        8.70%       195,712      4,417      9.03%
 Consumer and home equity                         232,788      5,289        9.01%       174,914      4,302      9.78%
                                               ----------    -------      ------     ----------    -------    ------
    Total loans                                 1,132,261     24,090        8.46%       847,518     20,513      9.64%
                                               ----------    -------      ------     ----------    -------    ------
Total interest-earning assets                   1,591,898     31,314        7.83%     1,166,326     25,798      8.82%
                                               ----------    -------      ------     ----------    -------    ------
Interest-bearing liabilities
 Interest-bearing checking                        183,691        600        1.30%       113,034        395      1.39%
 Savings and money market                         269,597      1,396        2.05%       191,404      1,308      2.72%
 Certificates of deposit                          743,235      9,168        4.89%       575,948      8,904      6.15%
 Borrowed funds                                   129,206      1,509        4.63%        64,274      1,040      6.44%
 Guaranteed preferred beneficial
  interests in Corporation's
  junior subordinated debentures                   16,200        421       10.31%            --         --        --
                                               ----------    -------      ------     ----------    -------    ------
    Total interest-bearing liabilities          1,341,929     13,094        3.87%       944,660     11,647      4.91%
                                               ----------    -------      ------     ----------    -------    ------
Net interest income                                          $18,220                               $14,151
                                                             =======                               =======
Net interest rate spread                                                    3.96%                               3.91%
                                                                          ======                              ======
Net earning assets                               $249,969                              $221,666
                                               ==========                            ==========
Net interest margin on earning assets (3)                                   4.57%                               4.84%
                                                                          ======                              ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                               118.63%                             123.47%
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

                                                              3rd Quarter 2001 Compared
                                                                 to 3rd Quarter 2000
(Dollars in thousands)                                   -----------------------------------
                                                         Increase (Decrease)
                                                               Due to               Total
                                                         --------------------     Increase
                                                         Volume        Rate       (Decrease)
                                                         ------      --------     ----------
Interest-earning assets:
   Federal funds sold and interest-bearing deposits         $16         $(34)         $(18)
   Investment securities                                  2,200         (243)        1,957
   Loans:
      Commercial and agricultural                         3,733       (2,012)        1,721
      Residential real estate                             1,029         (160)          869
      Consumer and home equity                            1,326         (339)          987
                                                         ------      -------        ------
         Total loans                                      6,088       (2,511)        3,577
                                                         ------      -------        ------
         Total interest-earning assets                    8,304       (2,788)        5,516
                                                         ------      -------        ------
Interest-bearing liabilities:
   Interest-bearing checking                                231          (26)          205
   Savings and money market                                 430         (341)           89
   Certificates of deposit                                2,168       (1,905)          263
   Borrowed funds                                           763         (293)          470
   Guaranteed preferred beneficial interests in
    Corporation's junior subordinated debentures            421           --           421
                                                         ------      -------        ------
     Total interest-bearing liabilities                   4,013       (2,565)        1,448
                                                         ------      -------        ------
Net interest income                                      $4,291        $(223)       $4,068
                                                         ======      =======        ======

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

(b)   Reports on Form 8-K

      (1) The Company filed an Amended Current Report on Form 8-K/A dated July 16, 2001, which amended the Form 8-K filed May 11, 2001, to include the financial statements related to the May 1, 2001 acquisition of Bath National Corporation and its banking subsidiary, Bath National Bank, as required by Item 7 of Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FINANCIAL INSTITUTIONS, INC.
                                               (Registrant)


November 13, 2001                       /s/ Peter G. Humphrey
------------------                      ----------------------------------------
       Date                             Peter G. Humphrey, President & CEO


November 13, 2001                        /s/ Ronald A. Miller
------------------                       ---------------------------------------
       Date                              Ronald A. Miller, SVP & CFO