Form 10-K
period 2001-12-31
FINANCIAL INSTITUTIONS INC
filed 2002-03-11
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITIONS REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                -----------------

                         Commission File Number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
             (Exact Name of Registrant as specified in its charter)

               NEW YORK                            16-0816610
               --------                            ----------
        (State of Incorporation)         (I.R.S. Employer Identification Number)

       220 Liberty Street Warsaw, NY                             14569
       -----------------------------                             -----
 (Address of Principal Executive Offices)                     (Zip Code)


               Registrant's Telephone Number Including Area Code:

                                 (585) 786-1100

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

   Securities Registered Pursuant to Section 12(g) of the Act: Title of Class:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
         YES[X]           NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 1, 2002 there were issued and outstanding, exclusive of treasury shares, 11,009,761 shares of the Registrant's Common Stock.

The aggregate market value of the 7,760,764 shares of voting stock held by non-affiliates of the Registrant was $219,397,000, as computed by reference to the last sales price on March 1, 2002, as reported by the Nasdaq National Market. Solely for purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding stock have been deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

                          FINANCIAL INSTITUTIONS, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

Item 1.           Business of the Company                                    3
Item 2.           Properties                                                 18
Item 3.           Legal Proceedings                                          19
Item 4.           Submission of Matters for a Vote by
                   Security Holders                                          19


PART II
Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters                            19
Item 6.           Selected Financial Data Management Discussion              20
Item 7.            and Analysis of  Financial Condition
                    and Results of Operations                                21
Item 7A.          Quantitative and Qualitative Disclosure
                   About Market Risk                                         36
Item 8.           Financial Statements and Supplementary Data                39
Item 9.           Changes in and Disagreements with Accountants
                   on Accounting  and Financial Disclosure                   68


PART III
Item 10.          Directors and Executive Officers of
                   the Registrant                                            68
Item 11.          Executive Compensation                                     68
Item 12.          Security Ownership of Certain Beneficial
                   Owners and Management                                     68
Item 13.          Certain Relationships and Related Transactions             68


PART IV
Item 14.          Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                       69

PART I

ITEM I. BUSINESS OF THE COMPANY

GENERAL
Financial Institutions, Inc. (the "Company" or "FII") is a financial holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company operates a super-community bank holding company - a bank holding company that owns multiple community banks that are separately managed. The Company owns five commercial banks that provide consumer, commercial and agricultural banking services in Western and Central New York State: Wyoming County Bank ("WCB"), The National Bank of Geneva ("NBG"), The Pavilion State Bank ("PSB"), First Tier Bank & Trust ("FTB") and Bath National Bank ("BNB"), collectively referred to as the "Banks". The Company was formed in 1931 to facilitate the management of three of these banks that had been primarily owned by the Humphrey family during the late 1800s and early 1900s. In recent years, the Company has grown through a combination of internal growth, the opening of new branch offices and acquisitions. The Company became qualified in May 2000 as a financial holding company (see Gramm-Leach-Bliley Act discussion beginning on page 14), and has since incorporated two financial services subsidiaries into its operations: Burke Group, Inc. ("BGI") and The FI Group, Inc. ("FIGI"), collectively referred to as the "Financial Services Group". BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. In February 2001, the Company formed FISI Statutory Trust I ("FISI"), to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of Bath National Corporation ("BNC"). The capital securities are identified on the balance sheet as guaranteed preferred beneficial interests in corporation's junior subordinated debentures.

As a super-community bank holding company, the Company's strategy has been to manage its bank subsidiaries on a decentralized basis. This strategy provides the Banks the flexibility to efficiently serve their markets and respond to local customer needs. While generally operating on a decentralized basis, the Company has consolidated selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. By increasing the use of existing technology and by further centralizing back-office operations, management believes substantial additional growth can be accomplished without incurring proportionately greater operational costs.

The relative sizes and profitability of the Company's operating subsidiaries as of and for the year ended December 31, 2001, are depicted in the following table:


                                                           Percent                          Percent
   Subsidiary                            Assets           of Total         Net Income      of Total
   ------------------------------------------------------------------------------------------------
   (Dollars in thousands)

   Wyoming County Bank              $     551,346             31%        $     8,424           40%
   The National Bank of Geneva            546,539             30               8,322           39
   Bath National Bank                     362,645             20               1,142 *          5
   The Pavilion State Bank                177,000             10               2,674           13
   First Tier Bank & Trust                161,763              9               1,827            9
   Parent, non-bank subsidiaries
     and eliminations, net                 (4,997)             -              (1,176)          (6)
                                      ------------        ------           ----------     --------

   Total                            $   1,794,296            100         $    21,213          100
                                        =========         ======              ======      =======

   * From date of acquisition (May 1, 2001)

MERGERS AND ACQUISITIONS
On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC"), and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The

Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, has been recorded as goodwill. Goodwill recognized with respect to the merger was approximately $37.2 million. Goodwill was amortized in 2001 using the straight-line method over 15 years, since the transaction was consummated prior to June 30, 2001, the effective date of SFAS No. 142. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002 and will evaluate goodwill for impairment annually. The results of operations for BNB are included in the income statement from the date of acquisition (May 1, 2001) to the end of the period.

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill, after recognizing an intangible asset separate from goodwill in accordance with SFAS No. 141. Goodwill recognized with respect to the merger was approximately $1.3 million. In accordance with SFAS No. 142, the Company is not required to amortize goodwill on this acquisition, but evaluates goodwill for impairment on an annual basis. The Company also recorded a $500,000 intangible asset which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statement from the date of acquisition (October 22, 2001) to the end of the period.

In July 2001, the FASB issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method, use of the pooling-of-interests method is no longer permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The results of operations for year ended December 31, 2001 include goodwill amortization from the BNB acquisition of $1,653,000. The amortization of goodwill ceased effective January 1, 2002.

On January 11, 2002, FII reached a definitive agreement to acquire all of the outstanding stock of the Bank of Avoca ("BOA"). BOA is a retail oriented institution with its main office located in Avoca, New York, as well as, a branch located in Cohocton, New York. Total assets of BOA approximated $17.9 million as of December 31, 2001. FII will fund the transaction using $1.5 million in FII stock, based on the average sales price of FII stock for the 30 trading days immediately prior to the closing date. The acquisition which is subject to approval by BOA shareholders and by various regulatory agencies, will be accounted for using the purchase method of accounting and is currently scheduled to be completed in the second quarter of 2002. Subsequently, BOA will merge with and into BNB.

FORWARD LOOKING STATEMENTS
This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based on the current expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

MARKET AREA AND COMPETITION
The Company operates 41 branches and has 55 ATMs in twelve contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Erie, Genesee, Livingston, Monroe, Ontario, Schuyler, Seneca, Steuben, Wyoming and Yates Counties.

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

The Company faces significant competition in both making loans and attracting deposits, as Western and Central New York have a high density of financial institutions. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

LENDING ACTIVITIES
General. The Company, through its banking subsidiaries, offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity lines of credit, home improvement loans, student loans, automobile loans, personal loans and credit cards. The Company sells most of its newly originated fixed rate residential mortgage loans in the secondary market. Under the Company's decentralized management philosophy, each of the banks determines individually which loans are sold and which are retained for the portfolio. The Company retains the servicing rights on most mortgage loans it sells and realizes monthly service fee income.

Underwriting Standards. The Company's loan policy establishes the general parameters of the types of loans that are desirable, emphasizing cash flow and collateral coverage. Under the decentralized management structure, credit decisions are made at the subsidiary bank level by officers who generally have had long personal experience with most of their commercial and many of their individual borrowers, helping to ensure thorough underwriting and sound credit decisions. Each subsidiary bank approves its own loan policy that must comply with the Company's overall loan policy. These policies establish the lending authority of individual loan officers as well as the loan authority of the banks' loan committees. The subsidiary bank CEO and Senior Loan Administrator each have loan authority up to $250,000 while other lending authorities are $100,000 or less. The CEO and Senior Loan Administrator can approve up to $500,000 jointly. Each bank subsidiary has a loan committee, which includes outside members of the subsidiary bank's Board of Directors, with the authority to approve loans up to the subsidiaries legal lending limit. To assure the maximum salability of the residential loan products for possible resale into the secondary mortgage markets, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation ("Freddie Mac") as part of its standard loan policy and procedures manual.

         Commercial Loans. The Company, through its banking subsidiaries, originates commercial loans in its primary market areas and underwrites them based on the borrower's ability to service the loan from operating income. The Company, through its banking subsidiaries, offers a broad range of commercial lending products, including term loans and lines of credit. Short- and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the borrower is obtained. At December 31, 2001, $45.8 million, or 19.7%, of the aggregate commercial loan portfolio was at fixed rates while $186.6 million, or 80.3%, was at variable rates. The Company also utilizes government loan guarantee programs offered by the Small Business Administration (or "SBA") and Rural Economic and Community Development (or "RECD") when appropriate. See "Government Guarantee Programs" below.

         Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Company, through its banking subsidiaries, makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate, typically have variable interest rates and are amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower's financial condition. At December 31, 2001, $48.0 million, or 17.5%, of the aggregate commercial real estate loan portfolio was at fixed rates while $226.7 million, or 82.5%, was at variable rates.

         Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short- and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. The Banks also closely monitor commodity prices and inventory build-up in various commodity categories to better anticipate price changes in key agricultural products that could adversely affect the borrowers' ability to repay their loans. At December 31, 2001, $18.8 million, or 10.1%, of the agricultural loan portfolio was at fixed rates while $167.8 million, or 89.9%, was at variable rates. The Banks utilize government loan guarantee programs offered by the SBA and the Farm Service Agency (or "FSA") of the United States Department of Agriculture where available and appropriate. See "Government Guarantee Programs" below.

         Residential Real Estate Loans. The Banks originate fixed and variable rate one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market areas. A variety of real estate loan products which generally are amortized over five to 30 years are offered. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance is normally required. The Company sells most newly originated fixed rate one-to-four family residential mortgages to Freddie Mac and retains the rights to service the mortgages. At December 31, 2001, the servicing portfolio totaled $246.0 million in residential mortgages, all of which have been sold to Freddie Mac. At December 31, 2001, $163.9 million, or 68.3%, of residential real estate loans retained in portfolio was at fixed rates while $76.2 million, or 31.7%, was at variable rates.

         Consumer and Home Equity Loans. The Banks originate direct and indirect credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, fixed and open-ended home equity loans, personal loans (collateralized and uncollateralized), student loans and deposit account collateralized loans. Visa cards that provide consumer credit lines are also issued. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer's home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2001, $175.2 million, or 75.5%, of aggregate consumer and home equity loans was at fixed rates while $57.0 million, or 24.5%, was at variable rates.

         Government Guarantee Programs. The Banks participate in government loan guarantee programs offered by the SBA, RECD and FSA. At December 31, 2001, the Banks had loans with an aggregate principal balance of $39.4 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Banks are able to broaden their base of borrowers while minimizing credit risk.

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

In order to determine the adequacy of the allowance for loan losses, the risk classification and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allowances for loans which have been individually evaluated for impairment are established when required. An allowance is also established for groups of loans with similar risk characteristics, based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit.

INVESTMENT ACTIVITIES
General. The Company's investment securities policy is contained within the overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, the Company considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of each subsidiary bank adopts an asset/liability policy containing an investment securities policy within the parameters of the Company's overall asset/liability policy. The FII Treasurer, guided by the separate ALCO Committees of each subsidiary bank, is responsible for securities portfolio decisions within the established policies.

The Company's investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate risk and maximizing portfolio yield. Subsidiary bank policies generally limit security purchases to the following:

      o        U.S. treasury securities;

      o U.S. government agency and government sponsored agency securities;

      o mortgage-backed pass-through securities and collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage
               Association ("FNMA"), the Government National Mortgage Association ("GNMA") and Freddie Mac ("FHLMC");

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

Additionally, the Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated at the time of purchase as Baa or better by Moody's Investor Services, Inc. or BBB or better by Standard & Poor's Ratings Services.

SOURCES OF FUNDS
General. Deposits and borrowed funds, primarily Federal Home Loan Bank ("FHLB") advances and sweep repurchase agreements, are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds.

Deposits. The Company, through its banking subsidiaries, offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, interest-bearing checking accounts, checking accounts, money market accounts, savings, club accounts and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) to local municipalities, businesses, and individuals as well as Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately-sized commercial businesses, as well as a low-cost checking account service for low-income customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Banks' deposits are obtained predominantly from the areas in which the Banks' branch offices are located. The Banks rely primarily on competitive pricing of their deposit products, customer service and long-standing relationships with customers to attract and retain these deposits.

Borrowed Funds. Borrowings consist primarily of advances entered into with the FHLB and repurchase agreements. The Company anticipates the continued use of borrowings as a source of funding loan growth.

Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures. The Company formed a trust in February 2001 to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of BNC.

SUPERVISION AND REGULATION
The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and its subsidiaries are subject. References to applicable statutes and regulations are brief summaries and do not claim to be complete. They are qualified in their entirety by reference to such statutes and regulations. Management believes the Company is in compliance in all material respects with these laws and regulations. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2001, the Company's ratio of Tier 1 capital to total risk-weighted assets was 9.81% and the ratio of total capital to total risk-weighted assets was 11.37%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources."

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by three-month average consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2001, the Company's leverage ratio was 7.02%.

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

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

                                    THE BANKS

Wyoming County Bank ("WCB"), Pavilion State Bank ("PSB") and First Tier Bank & Trust ("FTB") are New York State-chartered banks. National Bank of Geneva ("NBG") and Bath National Bank ("BNB") are national banks chartered by the Office of the Comptroller of Currency. All of the deposits of the five subsidiary banks are insured by the FDIC through the Bank Insurance Fund. FTB is a member of the Federal Reserve System. The Banks are subject to supervision and regulation that subject them to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the New York State Banking Department (in the case of the state-chartered banks) and the Office of the Comptroller of Currency (in the case of the national banks). Because the Federal Reserve Board regulates the bank holding company parent of the Banks, the Federal Reserve Board also has supervisory authority which directly affects the banks.

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

Because the Company is a legal entity separate and distinct from its subsidiaries, the Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

Examinations. The New York State Banking Department (in the case of WCB, PSB and
FTB), the Office of the Comptroller of the Currency (in the case of NBG and
BNB), the Federal Reserve Board and the FDIC periodically examine and evaluate the Banks. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.

Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 million must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2001, the ratio of Tier 1 capital to total risk-weighted assets for the Banks was 8.95% for WCB, 9.24% for NBG, 14.18% for BNB, 9.14% for PSB and 8.94% for FTB, and the ratio of total capital to total risk-weighted assets was 10.21% for WCB, 10.50% for NBG, 15.43% for BNB, 10.40% for PSB and 10.20% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2001, the ratio of Tier 1 capital to average total assets (leverage ratio) was 6.56% for WCB, 6.96% for NBG, 8.43% for BNB, 7.02% for PSB and 6.08% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the subsidiary banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

                          CHANGING REGULATORY STRUCTURE

                             GRAMM LEACH-BLILEY ACT

The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies beginning March 11, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the CRA. On May 12, 2000 the Company received approval from the Federal Reserve Bank of New York to become a financial holding company. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

The major provisions of Gramm-Leach are:

Financial Holding Companies and Financial Activities. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received at least a "satisfactory" rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.

Title I also required the FDIC to adopt regulations implementing Section 121 of Title I, regarding permissible activities and investments of insured state banks. Final regulations adopted by the FDIC in January 2001, in the form of amendments to Part 362 of the FDIC rules and regulations, provide the framework for subsidiaries of state nonmember banks to engage in financial activities that Gramm-Leach permits national banks to conduct through a financial subsidiary. The regulations require that prior to commencing such financial activities, a state nonmember bank must notify the FDIC of its intent to do so, and must certify that it is well-managed and that it and all of its subsidiary insured depository institutions are well-capitalized after deducting its investment in the new subsidiary. Furthermore, the regulations require that the notifying bank must, and must continue to, (i) disclose the capital deduction in published financial statements, and (ii) comply with sections 23A and 23B of the Federal Reserve Act and (iii) comply with all required financial and operational safeguards.

Activities permissible for financial subsidiaries of national banks, and, pursuant to Section 362 of the FDIC rules and regulations, also permissible for financial subsidiaries of state nonmember banks, include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

Securities Activities. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve Board and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

Insurance Activities. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents.

Privacy. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

       - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

       - annual notices of their privacy policies to current customers; and

       - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

Compliance with the rules is mandatory after July 1, 2001. The Company and the banks were in full compliance with the rules as of or prior to their respective effective dates.

Safeguarding Confidential Customer Information. Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

       - identify and assess the risks that may threaten customer information;

       - develop a written plan containing policies and procedures to manage and control these risks;

       - implement and test the plan; and

       - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

The Banks approved security programs appropriate to their size and complexity and the nature and scope of their operations prior to the July 1, 2001 effective date of the regulatory guidelines, and are implementating the programs on an ongoing basis.

Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations was April 1, 2001. Neither the Company nor the banks is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

The Company continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that the Company determines that access to the broader powers of a financial holding company is in the best interests of the Company, its shareholders and the banks, the Company will file the appropriate election with the Federal Reserve Board.

The Company and the Banks intend to comply with all provisions of Gramm-Leach and all implementing regulations as they become effective.

                                 USA PATRIOT ACT

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

The Banks have in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

                         EXPANDING ENFORCEMENT AUTHORITY

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


                                                  TYPE OF          LEASED OR            EXPIRATION
                LOCATION                         FACILITY            OWNED               OF LEASE
                --------                         --------            -----               --------
     WYOMING COUNTY BANK
       Warsaw.............................      Main Office           Own                   --
       Mount Morris.......................        Branch              Own                   --
       Lakeville..........................        Branch              Own                   --
       Attica.............................        Branch              Own                   --
       North Java.........................        Branch              Own                   --
       Wyoming............................        Branch              Own                   --
       North Warsaw.......................        Branch              Own                   --
       Strykersville......................        Branch              Own                   --
       Yorkshire..........................        Branch             Lease              April 2002
       Geneseo............................        Branch              Own                   --
       Dansville..........................        Branch             Lease             December 2006
       Honeoye Falls......................        Branch             Lease              April 2008
       Williamsville......................        Branch             Lease               May 2003

     THE NATIONAL BANK OF GENEVA
       Geneva.............................      Main Office           Own                   --
       Geneva.............................    Drive-up Branch         Own                   --
       Geneva (Plaza).....................        Branch         Ground Lease          December 2006
       Canandaigua........................        Branch              Own                   --
       Waterloo...........................        Branch              Own                   --
       Penn Yan...........................        Branch              Own                   --
       Ovid...............................        Branch              Own                   --

     BATH NATIONAL BANK
       Bath...............................      Main Office           Own                   --
       Bath...............................    Drive-up Branch         Own                   --
       Hammondsport.......................        Branch              Own                   --
       Wayland............................        Branch              Own                   --
       Dundee.............................        Branch              Own                   --
       Hornell............................        Branch              Own                   --
       Watkins Glen.......................        Branch             Lease             October 2002
       Naples.............................        Branch              Own                   --
       Erwin..............................        Branch             Lease              August 2004


     THE PAVILION STATE BANK
       Pavilion...........................      Main Office           Own                   --
       Caledonia..........................        Branch             Lease              April 2006
       LeRoy..............................        Branch              Own                   --
       Batavia............................        Branch             Lease             October 2011
       Batavia (In-Store).................        Branch             Lease              August 2008
       North Chili........................        Branch             Lease               July 2015

     FIRST TIER BANK & TRUST
       Salamanca..........................      Main Office           Own                   --
       Ellicottville......................        Branch              Own                   --
       Allegany...........................        Branch              Own                   --
       Olean..............................        Branch              Own                   --
       Olean..............................    Drive-up Branch         Own                   --
       Cuba...............................        Branch             Lease             November 2007


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded under the symbol of FISI on the Nasdaq National Market. At March 1, 2002, the Company had 11,009,761 shares of common stock outstanding (exclusive of treasury shares) and had approximately 1,900 shareholders of record.

The high and low prices listed below represent actual sales transactions as reported by Nasdaq.

                                         Sales Price              Cash Dividends
                             High           Low           Close      Declared
                           -----------------------------------------------------
  2001
  First Quarter         $   20.000    $    13.000    $    19.625  $    0.11
  Second Quarter            24.250         18.000         22.400       0.12
  Third Quarter             26.650         21.000         23.440       0.12
  Fourth Quarter            24.850         17.100         23.400       0.13

  2000
  First Quarter             13.250         10.375         11.750       0.10
  Second Quarter            15.000         11.938         14.000       0.10
  Third Quarter             15.438         12.375         14.875       0.11
  Fourth Quarter            15.375         13.375         13.609       0.11

ITEM 6. SELECTED FINANCIAL DATA



  (Dollars in thousands)                                               December 31
                                      -------------------------------------------------------------------------------
                                           2001            2000             1999           1998            1997
                                      -------------------------------------------------------------------------------
  SELECTED FINANCIAL CONDITION DATA
  Total assets                            $1,794,296       $1,289,327      $1,136,460       $976,185        $880,512
  Loans, net                               1,146,976          873,262         752,324        645,857         594,332
  Securities available for sale              428,423          257,823         197,134        154,171         107,492
  Securities held to maturity                 61,281           76,947          81,356         91,016          99,084
  Deposits                                 1,433,658        1,078,111         949,531        850,455         767,726
  Borrowed funds                             190,389           62,384          56,336         13,862          12,066
  Shareholders' equity                       149,187          131,618         117,539         96,578          86,843

  (Dollars in thousands)                                     For the years ended December 31
                                      -------------------------------------------------------------------------------
                                           2001            2000             1999           1998            1997
                                      -------------------------------------------------------------------------------
  SELECTED OPERATIONS DATA
  Interest income                           $114,468          $96,467         $78,692        $72,660         $66,972
  Interest expense                            49,694           43,605          31,883         30,958          27,851
                                     --------------- ---------------- --------------- -------------- ---------------
  Net interest income                         64,774           52,862          46,809         41,702          39,121
  Provision for loan losses                    4,958            4,211           3,062          2,732           2,829
                                      --------------- ---------------- --------------- -------------- ---------------
  Net interest income after
     provision for loan loss                  59,816           48,651          43,747         38,970          36,292
  Noninterest income                          15,782            9,409           8,055          6,591           5,929
  Noninterest expense                         43,352           30,156          27,032         24,602          22,084
                                      --------------- ---------------- --------------- -------------- ---------------
  Income before income taxes                  32,246           27,904          24,770         20,959          20,137
  Income taxes                                11,033            9,804           8,813          7,354           7,295
                                      --------------- ---------------- --------------- -------------- ---------------
  Net income                                 $21,213          $18,100         $15,957        $13,605         $12,842
                                      =============== ================ =============== ============== ===============

                                                                    At or for the years ended December 31
                                                          -----------------------------------------------------------
                                                             2001        2000       1999        1998         1997
                                                          -----------------------------------------------------------
  PER COMMON SHARE DATA
  Net income - diluted                                          $1.77      $1.51      $1.38        $1.22      $1.14
  Cash dividends declared                                        0.48       0.42       0.31         0.26       0.22
  Book value                                                    11.93      10.36       9.05         7.94       6.94
  Market value                                                  23.40      13.61      12.12           -           -

                                                                    At or for the years ended December 31
                                                          -----------------------------------------------------------
                                                             2001         2000       1999        1998        1997
                                                          -----------------------------------------------------------
  SELECTED FINANCIAL RATIOS AND OTHER DATA
  Performance Ratios:
    Return on common equity                                     15.84%     15.78%     16.16%      16.28%      17.62%
    Return on assets                                             1.34       1.51       1.54        1.48        1.54
    Common dividend payout                                      26.77      27.81      22.54       21.43       19.28
    Net interest rate spread                                     3.96       3.98       4.19        4.24        4.43
    Net interest margin (2)                                      4.62       4.87       5.00        5.06        5.21
    Efficiency ratio                                            48.49      45.19      45.55       46.64       45.22
    Noninterest income to average total assets (3)               0.96       0.76       0.75        0.69        0.69
    Noninterest expenses to average total assets                 2.73       2.52       2.61        2.68        2.65
    Average interest-earning assets to average interest
       bearing liabilities                                     119.67     123.25     124.86      123.05      121.91

  Asset Quality Ratios:
    Non-performing loans to total loans                          0.86%      0.80%      0.75%       0.93%       1.24%
    Non-performing assets to total loans and other real          0.94       0.91       0.88        1.24        1.62
       estate
    Allowance for loan losses to non-performing loans          190.32     195.06     198.83      156.86      108.95
    Allowance for loan losses to total loans                     1.64       1.56       1.50        1.46        1.35
    Net charge-offs during the period to average loans
       outstanding during the year                               0.23       0.21       0.17        0.21        0.32

  Capital ratios:
    Equity to total assets                                       8.31%     10.21%     10.34%       9.89%       9.86%
    Average common equity to average assets                      7.84       8.78       8.63        8.09        7.70

  Other Data:
    Number of full-service offices                                 41         32         29          28          27
    Loans serviced for others (in millions)                    $302.3     $205.2     $200.2      $177.8      $153.2
    Full time equivalent employees                                608        441        411         384         383


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2001 was $21.2 million, or 17% more than the $18.1 million earned in 2000. In 1999, net income was $16.0 million. Diluted earnings per share for the year ended December 31, 2001 was $1.77, compared to $1.51 in 2000 and $1.38 in 1999. The return on average common equity in 2001 was 15.84%, compared to 15.78% in 2000 and 16.16% in 1999. The return on average assets in 2001 was 1.34%, compared to 1.51% in 2000 and 1.54% in 1999.

On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC"), and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting. The results of operations for BNB are included in the income statement from the date of acquisition (May 1, 2001) to the end of the period.

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition was accounted for under the purchase method of accounting. The results of operations for BGI are included in the income statement from the date of acquisition (October 22, 2001) to the end of the period.

The strong performance in 2001 can be attributed to a combination of continued focus on basic banking principles, expansion of product lines and geographic presence and the realization of immediate benefits from recent acquisitions. Each of the subsidiary banks performed very well during the year, including BNB. Acquired in the second quarter of 2001, BNB was efficiently integrated and immediately contributed to consolidated results. The Company continued to penetrate its existing market areas in addition to expanding further in the suburban Buffalo and Rochester markets. Effective interest margin management, despite a declining rate environment and a lagging economy, and solid balance sheet growth were the primary drivers of our results. FII also experienced continued growth of fee-based services. The Company anticipates further expansion of the financial services businesses in the coming years as a result of the fourth quarter acquisition of BGI, the largest independent retirement plan consulting company in Western and Central New York. The BGI acquisition enables FII to further diversify its revenue stream and better leverage the trust and brokerage businesses for future growth.

LENDING ACTIVITIES

Set forth below is selected information concerning the composition of the Company's loan portfolio.


                                                              At December 31
                            -------------------------------------------------------------------------
(Dollars in thousands)            2001           2000           1999            1998           1997
                            -------------------------------------------------------------------------

Commercial                 $     232,379    $   169,832     $   140,376    $   117,750    $   105,811
Commercial real estate           274,702        166,041         137,648        106,897         99,218
Agricultural                     186,623        165,367         151,534        123,754        107,546
Residential real estate          240,141        201,160         189,149        181,828        170,396
Consumer and home equity         232,205        184,745         145,038        125,198        119,506
                                --------        --------        --------       --------       -------
     Total loans, gross        1,166,050        887,145         763,745        655,427        602,477
Allowance for loan losses        (19,074)       (13,883)        (11,421)        (9,570)        (8,145)
                            ------------     ----------       ----------     ----------      --------

     Total loans, net      $   1,146,976    $   873,262     $   752,324    $   645,857    $   594,332
                            ============     ==========      ==========     ==========     ==========

Total loans increased to $1.2 billion at December 31, 2001 from $887.1 million at December 31, 2000, an increase of $279.0 million or 31.4%. The acquisition of BNB accounted for $189.5 million of the loan growth with the balance of $89.5 million generated principally from continued expansion of the commercial loan portfolio. Commercial loans increased $62.6 million ($40.5 million from the BNB acquisition) or 36.8%, while commercial real estate loans increased by $108.7 million ($56.9 million from the BNB acquisition) or 65.4%. At December 31, 2001, commercial loans totaled $232.4 million, representing 19.9% of total loans, and commercial real estate loans totaled $274.7 million, representing 23.60% of total loans. The significant increase in commercial loans and commercial real estate loans reflect the Banks' business development efforts.

At December 31, 2001, agricultural loans, which include agricultural real estate loans, represented 16.0% of the total loan portfolio. During 2001, agricultural loans increased by $21.2 million ($7.2 million from the BNB acquisition), or 12.9%, to $186.6 million.

As of December 31, 2001, residential real estate loans grew by $39.0 million ($50.5 million from the BNB acquisition) or 19.4% from December 31, 2000, and totaled $240.1 million or 20.6% of total loans. Considering BNB residential real estate loans acquired amounted to $50.5 million, the residential real estate portfolio decreased $11.5 million in 2001. This decrease is a reflection of the Company's trend towards selling residential real estate mortgages, which is evidenced by the increase in the sold and serviced residential real estate loan portfolio during 2001. During 2001 and 2000, the Company sold loans totaling $117,446,000 and $25,880,000, respectively.

The Company also offers a broad range of consumer loan products. Consumer and home equity loans grew by $47.5 million ($34.4 million from the BNB acquisition) or 25.7%, in 2001 and ended the year at $232.2 million, representing 19.9% of the total loan portfolio.

Total loans increased to $887.1 million at December 31, 2000 from $763.7 million at December 31, 1999, an increase of $123.4 million or 16.2%. Commercial loans increased $29.4 million or 20.9%, while commercial real estate loans increased by $28.4 million or 20.6%. At December 31, 2000, commercial loans totaled $169.8 million, representing 19.1% of total loans, and commercial real estate loans totaled $166.0 million, representing 18.7% of total loans.

At December 31, 2000, agricultural loans, which include agricultural real estate loans, represented 18.7% of the total loan portfolio. During 2000, agricultural loans increased by $13.9 million, or 9.2%, to $165.4 million. As of December 31, 2000, residential real estate loans had grown by $12.1 million or 6.4% from December 31, 1999, and totaled $201.2 million or 22.7% of the total loan portfolio. The growth in the portfolio resulted from the Banks' business development efforts and broad line of variable and fixed-rate mortgage products. Consumer and home equity loans grew by $39.7 million, or 27.4%, in 2000 and ended the year at $184.7 million, representing 20.8% of the total loan portfolio. The majority of the increase in consumer loans was from an expanded indirect lending program.

NONACCRUING LOANS AND NONPERFORMING ASSETS

Nonperforming assets increased $3.0 million to $11.0 million at December 31, 2001 compared to the prior year. The increase in nonperforming assets relates directly to nonperforming assets acquired with BNB. However, given the continuing growth of the loan portfolio, the Company's ratio of nonperforming loans to total loans of 0.86% at December 31, 2001, increased slightly from the ratio of 0.80% at December 31, 2000. The overall level of nonperforming assets as a percentage of total loans and other real estate was 0.94% at December 31, 2001, comparable to 0.91% at December 31, 2000.

The following table sets forth information regarding nonaccruing loans and other nonperforming assets.


                                                                        At December 31
                                               -------------------------------------------------------------
(Dollars in thousands)                            2001        2000         1999         1998          1997
                                               -------------------------------------------------------------
Nonaccruing loans (1)
     Commercial                                $  2,623     $   1,044    $   1,159    $   1,250    $     970
     Commercial real estate                       3,344         1,619        1,373          995        1,648
     Agricultural                                 1,529         2,881        1,455        2,340        2,669
     Residential real estate                        921           835          413          733        1,325
     Consumer and home equity                       541           217          375          423          431
                                               --------     ---------    ---------    ---------    ---------
         Total nonaccruing loans                  8,958         6,596        4,775        5,741        7,043
Accruing loans 90 days or more delinquent         1,064           521          969          360          433
                                               --------     ---------    ---------    ---------    ---------
Total nonperforming loans                        10,022         7,117        5,744        6,101        7,476
Other real estate owned                             947           932          969        2,084        2,309
                                               --------     ---------    ---------    ---------    ---------

Total nonperforming assets                     $ 10,969     $   8,049    $   6,713    $   8,185    $   9,785
                                                =======      ========     ========     ========     ========

Total nonperforming loans to total loans           0.86%         0.80%        0.75%        0.93%        1.24%

Total nonperforming assets to total loans
     and other real estate                         0.94%         0.91%        0.88%        1.24%        1.62%

(1)      Loans are placed on nonaccrual status when they become 90 days or more  past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the estimated amount of credit losses inherent in the Banks' loan portfolios. The Company performs periodic, systematic reviews of its Banks' portfolios to identify these inherent losses, and to assess the overall probability of collection of these portfolios. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses inherent in each loan category based on the results of this detailed review. The process used by the Company to determine the appropriate overall allowance for loan losses is based on this analysis, taking into consideration management's judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, the Company believes that the allowance for loan losses is fairly stated at December 31, 2001.

At December 31, 2001, the Company's allowance for loan losses totaled $19.1 million, an increase of $5.2 million over the previous year end. The allowance as a percentage of total loans was 1.64% at December 31, 2001, compared to 1.56% in 2000. The allowance as a percentage of total nonperforming loans was 190.32% at December 31, 2001, compared to 195.06% at December 31, 2000.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated.


                                                                  Years Ended December 31
                                               -------------------------------------------------------------
(Dollars in thousands)                            2001        2000         1999         1998          1997
                                               -------------------------------------------------------------

Balance at beginning of year                   $ 13,883     $  11,421    $   9,570    $   8,145    $   7,129

Addition as a result of BNB acquisition           2,686             -            -            -            -

Charge-offs:
     Commercial                                   1,003           466          312          263          500
     Commercial real estate                         394           629          139          687          746
     Agricultural                                    58            85           12           19            -
     Residential real estate                        178           113          461          215          131
     Consumer and home equity                     1,319           905          663          488          620
                                                -------      --------     --------     --------     --------
         Total charge-offs                        2,952         2,198        1,587        1,672        1,997
Recoveries:
     Commercial                                      58           206           88          106           12
     Commercial real estate                          23            22           23           84           18
     Agricultural                                     -             1            -            -            1
     Residential real estate                         19             5          163           42           26
     Consumer and home equity                       399           215          102          133          127
                                                -------      --------     --------   ----------     --------
         Total recoveries                           499           449          376          365          184
Net charge-offs                                   2,453         1,749        1,211        1,307        1,813
Provision for loan losses                         4,958         4,211        3,062        2,732        2,829
                                                -------      --------     --------   ----------     --------

Balance at end of year                        $  19,074    $   13,883   $   11,421    $   9,570    $   8,145
                                              =========    ==========   ==========    =========    =========

Ratio of net charge-offs during the year to
     average loans outstanding during the year     0.23%         0.21%        0.17%        0.21%        0.32%

Ratio of allowance for loan losses to total loans  1.64%         1.56%        1.50%        1.46%        1.35%

Ratio of allowance for loan losses to
     nonperforming loans                         190.32%       195.06%      198.83%      156.86%      108.95%

The following table summarizes the loan delinquencies (excluding nonaccrual) in the loan portfolio as of December 31, 2001:

                                                                60-89                90 Days
(Dollars in thousands)                                          Days                 or More
                                                                ----                 -------

Commercial                                                    $    446             $    275
Commercial real estate                                             674                  160
Agricultural                                                         -                    -
Residential real estate                                            677                  357
Consumer and home equity                                           891                  272
                                                               --------              -------

     Total                                                    $  2,688             $  1,064
                                                               ========              =======

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.


                                                                   At December 31
                           -----------------------------------------------------------------------------------------------
                                   2001               2000                1999                1998               1997
                           -----------------------------------------------------------------------------------------------
                            Amount    Percent   Amount    Percent   Amount    Percent  Amount    Percent   Amount    Percent
                              of     of Loans     of     of Loans     of     of Loans    of     of Loans     of     of Loans
                           Allowance  in Each  Allowance  in Each  Allowance  in Each Allowance  in Each  Allowance  in Each
                              for    Category     for    Category     for    Category    for    Category     for    Category
                             Loan    to Total    Loan    to Total    Loan    to Total   Loan    to Total    Loan    to Total
(Dollars in thousands)      Losses     Loans    Losses     Loans    Losses     Loans   Losses     Loans    Losses     Loans
                           ---------------------------------------------------------------------------------------------------------
Commercial                 $   5,358    19.9%  $  3,402     19.1% $   2,314     18.4% $   3,227    17.9%  $   2,406    17.6%
Commercial real estate         3,877    23.6      2,094     18.7      2,181     18.0      1,734    16.3       1,237    16.5
Agricultural                   2,586    16.0      2,464     18.7      1,591     19.8      1,288    18.9       1,377    17.8
Residential real estate        1,957    20.6      1,259     22.7        952     24.8      1,489    27.8       1,328    28.3
Consumer and home equity       3,413    19.9      2,449     20.8      1,792     19.0      1,643    19.1       1,490    19.8
Unallocated                    1,883     -        2,215      -        2,591      -          189     -           307     -
                            --------    ---     -------     ---      ------     ---    --------    ----    --------    ---

Total                      $  19,074     100%  $ 13,883      100%  $ 11,421      100% $   9,570     100%  $   8,145     100%
                            ========     ===    =======      ===    =======      ===   ========     ===    ========     ===


LOAN MATURITY AND REPRICING SCHEDULE

The following table sets forth certain information as of December 31, 2001, regarding the amount of loans maturing or repricing in the portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.


                                                                   At December 31, 2001
                                              ---------------------------------------------------------------
                                                                   One
                                                 Within           Through          After
                                                  One               Five            Five
(Dollars in thousands)                            Year             Years           Years            Total
                                              -------------      -----------     -----------     ------------

Commercial                                 $        98,986    $      89,678   $      43,715   $      232,379
Commercial real estate                               9,134           36,115         229,453          274,702
Agricultural                                        42,296           50,964          93,363          186,623
Residential real estate                             10,168           22,024         207,949          240,141
Consumer and home equity                            14,241          138,407          79,557          232,205
                                              -------------      -----------     -----------     ------------

     Total loans                           $       174,825    $     337,188   $     654,037   $    1,166,050
                                              =============      ===========     ===========     ============

Loans maturing after one year:
     With a predetermined interest rate                        $    216,874    $    200,068
     With a floating or adjustable rate                             120,314         453,969


INVESTING ACTIVITIES

U.S. Treasury and Agency Securities. At December 31, 2001, the U.S. Treasury and Agency securities portfolio totaled $185.4 million ($15.5 million acquired from BNB at acquisition), of which $183.5 million was classified as available for sale. The portfolio consisted of $10.8 million in U. S. Treasury securities and $174.6 million in U. S. federal agency securities. The U. S. federal agency security portfolio consists almost exclusively of callable securities. These callable securities provide higher yields than similar securities without call features. At December 31, 2000, the U. S. Treasury and Agency securities portfolio totaled $171.2 million of which $169.2 million was classified as available for sale.

State and Municipal Obligations. At December 31, 2001, the portfolio of state and municipal obligations totaled $202.6 million ($40.2 million acquired in the BNB acquisition), of which $143.2 million was classified as available for sale. At that date $59.4 million was classified as held to maturity, with a fair value of $60.3 million. At December 31, 2000, the portfolio of state and municipal obligations totaled $123.9 million, of which $48.9 million was classified as available for sale. At that date, $75.0 million was classified as held to maturity, with a fair value of $74.9 million. Over the past two years, more favorable yields on new purchases of these securities, when compared to other taxable investment alternatives, has led to significant growth in this portfolio. The increase is also reflective of the growth in public deposits and the use of these securities to collateralize those deposits.

Mortgage-Backed Securities. At December 31, 2001, the Company had $90.0 million ($23.0 million acquired from BNB at acquisition) in mortgage-backed securities, all classified as available for sale. At December 31, 2000, the Company had $29.1 million in mortgage-backed securities, all classified as available for sale. The significant increase in mortgage-backed securities in 2001 relates to more favorable yields on new purchases of this class of securities.

Corporate Bonds. The corporate bond portfolio at December 31, 2001 totaled $7.9 million ($3.1 million acquired in the BNB acquisition), all of which was classified as available for sale. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated at inception as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services. The corporate bond portfolio at December 31, 2000 totaled $9.3 million, all of which was classified as available for sale.

Equity Securities. At December 31, 2001, equity securities totaled $3.8 million, all of which was classified as available for sale. Included in the portfolio is $3.0 million of FHLMC preferred stock. At December 31, 2000, equity securities totaled $1.2 million, all of which was classified as available for sale.

SECURITY YIELDS AND MATURITIES SCHEDULE

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities portfolio as of December 31, 2001. No tax equivalent adjustments were made to the weighted average yields.


                                                               December 31, 2001
                           ---------------------------------------------------------------------------------------------------------
                                                 More than One       More than Five
                            One Year or Less   Year to Five Years   Years to Ten Years     After Ten Years           Total
                           ---------------------------------------------------------------------------------------------------------
                                      Weighted            Weighted              Weighted             Weighted           Weighted
                            Amortized  Average  Amortized  Average   Amortized  Average   Amortized  Average  Amortized  Average
(Dollars in thousands)        Cost      Yield     Cost      Yield       Cost     Yield       Cost     Yield      Cost     Yield
                           ---------------------------------------------------------------------------------------------------------

Available for Sale:
     US Treasury and Agency   $18,361    4.45%  $  49,274    5.91%   $ 100,961     5.80%   $ 14,216     6.24% $ 182,812    5.73%
     Mortgage-backed securities   686    5.89      19,948    6.07       34,944     5.51      33,818     5.59     89,396    5.66
     State and municipal
       obligations              8,339    4.50      78,753    4.39       48,822     4.40       5,723     4.95    141,637    4.42
     Corporate bonds               --      --       3,509    6.61          749     6.22       3,566     8.18      7,824    7.27
                              -------------------------------------------------------------------------------------------------

Total debt securities
     available for sale       $27,386    4.50%  $ 151,484    5.16%   $ 185,476     5.38%   $ 57,323     5.85% $ 421,669    5.31%
                              =================================================================================================

Held to Maturity:
     US Treasury and Agency   $ 1,950    6.23%   $     --       -%    $     --        -%   $     --        -%    $1,950    6.23%
     State and municipal
       obligations             29,086    3.87      27,438    4.46        2,162     5.33         645     5.94     59,331    4.22
                              -------------------------------------------------------------------------------------------------

Total debt securities
     held to maturity         $31,036    4.02%  $  27,438    4.46%   $   2,162     5.33%   $    645     5.94% $  61,281   4.28%
                              =================================================================================================


FUNDING ACTIVITIES

BORROWINGS
The following table sets forth certain information as to the Company's short-term borrowings for the periods indicated. Short-term borrowings mature in less than one year.


                                                       As of and for the year ended December 31
                                                     --------------------------------------------
(Dollars in thousands)                                  2001             2000              1999
                                                     ---------         ---------        ---------
Federal funds purchased and securities
   sold under repurchase agreements                 $  60,957        $  15,950          $  4,596
FHLB advances                                          42,135           30,953            41,500
Other short-term borrowings                               678                -                -
                                                     --------          -------          --------

         Total short-term borrowings                $ 103,770        $  46,903          $ 46,096
                                                    =========        =========          ========

Average rate at year-end                                 2.12%            5.75%             5.77%

Average rate during period                               3.95%            5.96%             5.02%


The Company had $40.5 million of remaining credit available under lines of credit with the FHLB at December 31, 2001, which are collateralized by FHLB stock and real estate mortgage loans. The Company also had $41.0 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2001. During 2001, the Company also obtained lines of credit with Farmer Mac permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against those lines at December 31, 2001.

Long-term borrowings are summarized as follows:

                                                       As of and for the year ended December 31
                                                     --------------------------------------------
(Dollars in thousands)                                  2001             2000              1999
                                                     ---------         ---------        ---------

FHLB advances                                       $  65,154        $  15,382         $   8,421
10% Notes                                                   -                -             1,698
Other                                                   5,265               99               121
                                                     --------          -------          --------

     Total long-term borrowings                     $  70,419        $  15,481         $  10,240
                                                    =========        =========         =========


At December 31, 2001 and 2000, long-term borrowings primarily include FHLB advances with maturities of more than 1 year. The advances mature on various dates ranging from 2003 through 2011 and bear interest at a fixed weighted average rate of 5.05% as of December 31, 2001. The Company's FHLB advances include $20.0 million in fixed-rate callable borrowings, which can be called by the FHLB on the first anniversary of the borrowing, and quarterly thereafter. Other long-term borrowings consist primarily of a $5.0 million advance on a credit agreement with a bank, which was executed to aid in funding the acquisition of BNB. The credit agreement requires monthly payments of interest only, at a variable interest rate of 1.50% plus LIBOR, with 5.02% being the rate in effect at December 31, 2001. The credit agreement expires April 2003.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATIONS JUNIOR SUBORDINATED DEBENTURES On February 22, 2001, the Company established FISI Statutory Trust I (the "Trust"), which is a statutory business trust formed under Connecticut law, upon filing a certificate of trust with the Connecticut Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company used the net proceeds from the sale of the capital securities to partially fund the BNB acquisition. As of December 31, 2001, all but $3.8 million of the capital securities qualified as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the straight-line method.

DEPOSITS
The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1,199.2 million or 83.6% of total deposits of $1,433.7 million at December 31, 2001. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $234.5 million as of December 31, 2001, largely from in-market municipal, business and individual customers. As of December 31, 2001, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $45.0 million.

Total deposits at December 31, 2000 amounted to $1,078.1 million, an increase of $128.6 million or 13.5% from $949.5 million at December 31, 1999. Core deposit products were $784.3 million or 72.7% of total deposits at December 31, 2000. Certificates of deposit over $100,000 totaled $293.8 million at December 31, 2000, which included $15.0 million in brokered certificates of deposit.

The daily average balances, percentage composition and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000 and 1999 are presented below:


                                                        For the year ended December 31
                           -----------------------------------------------------------------------------------
                                        2001                        2000                   1999
                           -----------------------------------------------------------------------------------
                                       Percent                      Percent                    Percent
                                      Of Total Weighted            Of Total Weighted          Of Total Weighted
                              Average  Average  Average    Average  Average  Average  Average  Average  Average
(Dollars in thousands)        Balance Deposits   Rate      Balance Deposits   Rate    Balance Deposits   Rate
                           -----------------------------------------------------------------------------------

Interest-bearing checking   $ 172,022    13.2%    1.23%  $ 113,344    11.4%  1.36%   $ 105,076   11.8%    1.34%
Savings and money market      253,128    19.4     2.07     193,027    19.3   2.66      183,800   20.7     2.43
Certificates of deposit
   under $100,000             376,256    28.9     5.36     294,926    29.5   5.63      280,953   31.6     5.22
Certificates of deposit
   over $100,000              319,974    24.6     4.97     260,757    26.1   6.32      190,942   21.5     5.18
Non-interest bearing accounts 181,831    13.9        -     136,614    13.7      -      127,899   14.4        -
                           -----------------------------------------------------------------------------------

Total average deposits     $1,303,211   100.0%    3.33%  $ 998,668   100.0%  3.98%   $ 888,670  100.0%    3.78%
                           ===================================================================================


The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2001:


                                                                At December 31, 2001
                                        --------------------------------------------------------------------------------------------
                                          3 Months      Over 3 To     Over 6 To      Over 12
                                           Or Less       6 Months      12 Months       Months        Total
                                        ---------------------------------------------------------------------
(Dollars in thousands)
Certificates of deposit
   less than $100,000                     $  112,087      $  99,973    $  111,322    $   78,634    $  402,016

Certificates of deposit
   Of $100,000 or more                       101,703         33,955        68,695        30,098       234,451
                                           ----------     ----------    ----------    ----------    ----------

     Total certificates of deposit       $   213,790    $   133,928    $  180,017    $  108,732    $  636,467
                                         ============   ============   ==========    ==========    ==========

NET INCOME ANALYSIS

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccruing loans are included in the yield calculations in this table.


                                                                        Year ended December 31
                                   -------------------------------------------------------------------------------------------
                                                2001                           2000                          1999
                                   ----------------------------- ------------------------------ ------------------------------
                                      Average   Interest             Average   Interest             Average   Interest
                                    Outstanding  Earned/  Yield/   Outstanding  Earned/  Yield/   Outstanding  Earned/Yield/
(Dollars in thousands)                Balance     Paid     Rate      Balance     Paid     Rate      Balance     Paid   Rate
                                   ----------------------------- ------------------------------ ------------------------------
Interest-earning assets:
   Federal funds sold and
     interest bearing deposits     $    8,634  $    358    4.15% $    3,039  $     184   6.05%  $    8,529  $      428   5.02%
   Investment securities (1)          421,945    26,567    6.30     308,643     20,324   6.58      274,290      17,203   6.27
   Loans (2)                        1,056,720    91,482    8.66     825,953     78,538   9.51      700,062      63,417   9.06
                                    ---------  -------- -------   ---------  --------- ------    ---------  ---------- ------
     Total interest-earning assets  1,487,299   118,407    7.96   1,137,635     99,046   8.70      982,881      81,048   8.24

Allowance for loan losses             (16,825)                      (12,509)                       (10,261)
Other non-interest earning assets     117,698                        72,390                         63,841
                                     --------                     ---------                      ---------

     Total assets                  $1,588,172                    $1,197,516                     $1,036,461
                                    =========                     =========                      =========

Interest-bearing liabilities:
   Savings and money market        $  253,128  $  5,244    2.07% $  193,027  $   5,135   2.66%  $  183,800  $    4,461   2.43%
   Interest-bearing checking          172,022     2,110    1.23     113,344      1,537   1.36      105,076       1,408   1.34
   Certificates of deposit            696,230    36,060    5.18     555,683     33,086   5.95      471,895      24,551   5.20
   Borrowed funds                     107,530     4,840    4.50      60,978      3,847   6.31       26,398       1,463   5.54
   Guaranteed preferred beneficial
     interests in corporations junior
     subordinated debentures           13,892     1,440   10.37           -          -      -            -           -      -
                                     --------  -------- -------   ---------  --------- ------    ---------   ---------- ------

     Total interest-bearing
     liabilities                    1,242,802    49,694    4.00     923,032     43,605   4.72      787,169       31,883  4.05
                                     --------  -------- -------   ---------  --------- ------    ---------   ---------- ------

Non-interest bearing
 demand deposits                      181,831                       136,614                        127,899
Other non-interest-bearing
 liabilities                           21,318                        14,906                         14,091
                                     ---------                      --------                       -------
     Total liabilities              1,445,951                     1,074,552                        929,159

Stockholders' equity (3)              142,221                       122,964                        107,302
                                     --------                     ---------                      ---------

     Total liabilities and
       stockholders' equity        $1,588,172                    $1,197,516                     $1,036,461
                                   ==========                    ==========                     ==========

Net interest income                            $ 68,713                      $  55,441                      $   49,165
                                                =======                       ========                       =========

Net interest rate spread                                   3.96%                         3.98%                           4.19%
                                                        =======                        ======                          ======

Net earning assets                 $ 244,497                     $  214,603                      $ 195,712
                                    ========                      =========                       ========

Net interest income as a percentage
   of average interest-earning assets                                  4.62%                          4.87%              5.00%
                                                                 ==========                    ===========              =====

Ratio of average interest-earning assets
   to average interest-bearing liabilities                           119.67%                        123.25%            124.86%
                                                                     ======                         ======             ======

(1)    Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.
(2)    Net of deferred loan fees and costs, and loan discounts and premiums.
(3)    Includes unrealized gains/(losses) on securities available for sale.

NET INTEREST INCOME

Net interest income, the principal source of the Company's earnings, was $64.8 million in 2001, an $11.9 million or 22.5% increase over 2000. The significant increase relates primarily to the acquisition of BNB, as net interest income for BNB during 2001 amounted to $8.2 million. Average earning assets increased 30.7% to $1,487.3 million for the year ended December 31, 2001. The growth in earning assets was partially offset by a 25 basis point decline in net interest margin. Net interest income was $52.9 million in 2000 compared with $47.0 million in 1999, an increase of 12.6%. Average earning assets grew by $154.7 million in 2000, or 15.7% over 1999, which offset the effects of a 13 basis point decline in the net interest margin. Net interest margin, on a tax-equivalent basis, was 4.62% for 2001, 4.87% for 2000 and 5.00% for 1999.

The decline in net interest margin in 2001 can be attributed to a number of factors which include: the declining rate environment, increased competitive rate pressures for additional loan assets and the continuing shift in the mix of funding sources. The yield on interest-earning assets declined 74 basis points to 7.96% in 2001, from 8.70% in 2000, after increasing from 8.24% in 1999. Similarly, the cost of interest-bearing liabilities decreased 72 basis points to 4.00% in 2001 from 4.72% in 2000, after increasing from 4.05% in 1999.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by current year rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                              Year ended December 31
                                      ------------------------------------------------------------------------
                                                    2001 vs 2000                       2000 vs 1999
                                      ------------------------------------------------------------------------
                                          Increase/(Decrease)    Total       Increase/(Decrease)      Total
                                                Due To         Increase/           Due To           Increase/
(Dollars in thousands)                   Volume         Rate  (Decrease)      Volume       Rate    (Decrease)
                                      ------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     Interest - bearing deposits      $       232  $     (58)   $    174    $    (331) $     87    $    (244)
   Investment securities                    7,110       (867)      6,243        2,254       867        3,121
   Loans                                   20,007     (7,063)     12,944       12,060     3,061       15,121
                                       ----------   --------  ----------   ----------   -------   ----------
     Total interest-earning assets         27,349     (7,988)     19,361       13,983     4,015       17,998
                                       ==========   ========  ==========   ==========   =======   ==========

Interest-bearing liabilities:
   Savings and money market                   721       (148)        573          239       435          674
   Interest-bearing checking                1,431     (1,322)        109          108        21          129
   Certificates of deposit                  7,329     (4,355)      2,974        4,959     3,576        8,535
   Borrowed funds                           2,108     (1,115)        993        2,181       203        2,384
   Guaranteed preferred beneficial
     interests in corporation's junior
     subordinated debentures                1,440          -       1,440            -         -            -
                                       ----------   --------  ----------   ----------   -------   ----------
     Total interest-bearing liabilities    13,029     (6,940)      6,089        7,487     4,235       11,722
                                       ==========   ========- ==========   ==========   =======   ==========

Net interest income                   $    14,320  $  (1,048)   $ 13,272    $   6,496  $   (220)   $   6,276
                                       ==========   ========  ==========    =========   =======   ==========

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's estimate of the expense necessary to maintain the allowance for loan losses at an adequate level for losses inherent in the portfolio. The provision for loan losses was $5.0 million in 2001, compared to $4.2 million in 2000 and $3.1 million in 1999. The allowance for loan losses increased due to allowance acquired in the BNB acquisition, as well as the significant growth in commercial, commercial real estate, and consumer loans. Also, the Company provided for the additional exposure in the portfolio related to the softening of the economy throughout the year. Nonperforming loans were $10.0 million at December 31, 2001, representing 0.86% of total loans outstanding at year-end. Nonperforming loans at year-end 2000 were $7.1 million, representing 0.80% of total loans outstanding. In 2001 net loan charge-offs were $2.5 million or 0.23% of average loans, compared to net loan charge-offs of $1.7 million or 0.21% of average loans for 2000. The ratio of the allowance for loan losses to nonperforming loans at December 31, 2001 was 190.32%, down slightly from 195.06% at December 31, 2000. The ratio of allowance for loan losses to total loans improved to 1.64% at December 31 ,2001 in comparison to 1.56% at December 31, 2000.

NONINTEREST INCOME

The following table presents the major categories of noninterest income during the years indicated:

                                                                          Year Ended December 31
                                                              --------------------------------------------
(Dollars in thousands)                                           2001              2000              1999
                                                                 ----              ----              ----

     Service charges on deposits..........................   $    7,653       $    5,003        $    4,289
     Financial services group fees and commissions........        2,690            1,151               945
     Mortgage banking activities..........................        2,190            1,536             1,343
     Gain on sale or call of securities...................          531               27                71
     Other................................................        2,718            1,692             1,407
                                                              ---------         --------         ---------

       Total noninterest income...........................   $   15,782       $    9,409        $    8,055
                                                              =========        =========         =========

Noninterest income increased 67.7% to $15.8 million in 2001 compared to $9.4 million in 2000. This increase is partially attributed to $2.9 million in noninterest income generated by the acquired companies, BNB and BGI. Service charges on deposit accounts increased significantly in 2001, which reflects the benefit of the continuing growth in core deposits and the related fee-based products and services. The increase in mortgage banking activities results from the increase in the gain on sale of residential mortgage loans and an increase in the serviced loan portfolio. The increase in financial services group fees and commissions reflects the ongoing expansion of the financial services line of business. FIGI, the Company's brokerage subsidiary, commenced operations in March 2000, enabling FII to retain a higher portion of commissions on mutual fund sales. Also, BGI was acquired during October 2001 and contributed to the increase. FII has focused on growing fee income, in particular from the financial services group, thus the integration of BGI with the Company's existing businesses is expected to further enhance FII's ability to generate fee income. The increase in gain on the sale or call of securities during 2001 reflects gains recorded as a result of callable agency bonds, which were acquired at a discount, being called due to the declining interest rate environment in 2001.

Noninterest income increased 16.8% to $9.4 million in 2000 compared to $8.1 million in 1999. The increase primarily falls out from the increase in service charges on deposit accounts, which increased $714,000, or 16.6%, to $5.0 million in 2000 from $4.3 million in 1999, a reflection of core deposit growth.

NONINTEREST EXPENSE

The following table presents the major categories of noninterest expense during the years indicated:

                                                                          Year Ended December 31
                                                              --------------------------------------------
(Dollars in thousands)                                           2001              2000              1999
                                                                 ----              ----              ----

     Salaries and employee benefits.......................   $   22,958       $   16,803        $   14,801
     Occupancy and equipment..............................        6,050            4,614             4,491
     Supplies and postage.................................        1,959            1,500             1,403
     Amortization of goodwill and other intangible assets.        2,381              737               839
     Professional fees....................................        1,293              826               618
     Advertising..........................................          839              637               574
     Other real estate....................................          255              126               259
     Other expense........................................        7,617            4,913             4,047
                                                              ---------         --------         ---------

       Total noninterest expense..........................   $   43,352       $   30,156        $   27,032
                                                              =========        =========         =========


Noninterest expense increased 43.7% to $43.4 million in 2001 compared to $30.2 million in 2000. This increase is partially attributed to $6.2 million in noninterest expense from the acquired companies, BNB and BGI. The Company's largest component of noninterest expense, salaries and employee benefits, increased 36.6% and 13.5% in the years 2001 and 2000, respectively, a reflection of staffing additions from BNB and other additions necessary to support the Company's growth. The increase also results from overhead coupled with integrating the newly acquired companies, expenditures associated with maintaining the Company's investment in technology and costs connected with opening new branch offices. In addition, goodwill amortization expense recognized on the BNB acquisition amounted to $1.7 million in 2001. The amortization of goodwill ceased on January 1, 2002 with the adoption of SFAS No.
142. Even with these expenditures, the Company's efficiency ratio, which measures the amount of overhead required to produce a dollar of revenue, remained at a relatively low level. For the years ended December 31, 2001, 2000 and 1999 the efficiency ratio was 48.5%, 45.2% and 45.6%, respectively.

Noninterest expense increased 11.6% in 2000 and 9.9% in 1999 primarily from investments in human resources, facilities and technology. During these years, the Company added features to technological capabilities including: internet banking, check imaging and upgrades to overall data processing capabilities.

INCOME TAX EXPENSE

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $11.0 million, $9.8 million and $8.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increasing trend corresponds to increased levels of taxable income. The effective tax rate for 2001 was 34.2%, compared to 35.1% in 2000 and 35.6% in 1999. The decrease in the effective tax rate from 2001 to 2000 was primarily attributable to an increase in holdings of tax exempt securities, which was partially offset by non-deductible goodwill amortization expense resulting from the BNB acquisition.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method, use of the pooling-of-interests method is no longer permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The results of operations for year ended December 31, 2001 include goodwill amortization from the BNB acquisition of $1,653,000. The amortization of goodwill ceased effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The objective of maintaining adequate liquidity is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company and its subsidiaries achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, lines of credit, and access to capital markets.

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, core deposits, and wholesale funds. The strength of the subsidiary bank's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources which include credit lines with the other banking institutions, the FHLB, Farmer Mac, and the Federal Reserve Bank.

The primary source of liquidity for the parent company is dividends from subsidiaries, lines of credit, and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company.

Total deposits at December 31, 2001 were $1,434 million an increase of $356 million from $1,078 million at December 31, 2000. At the time of acquisition, total deposits of BNB were $232 million. The remaining growth of $124 million was the result of gaining greater market share in the Company's existing markets. Maintenance and growth in the Company's deposits is dependent upon overall economic conditions and the Company's deposit product features, price, and service profile relative to competitors.

Total borrowings and trust preferred securities were $190 million, at December 31, 2001, an increase of $128 million from $62 million at December 31, 2000. At the time of acquisition, total borrowings of BNB were $36 million. Total short-term borrowing were $104 million at December 31, 2001 compared to $47 million at December 31, 2000, while total long-term borrowings were $70 million at December 31, 2001 compared to $15 million at December 31, 2000. The Company formed a trust in February 2001 to accommodate the private placement of $16.2 million in trust preferred securities, the proceeds of which were utilized to partially fund the acquisition of BNB.

Short-term borrowings consist principally of federal funds purchased, securities sold under repurchase agreements, and FHLB advances. Lines of credit extended to the Company in the form of federal funds by other banking institutions are principally dependent upon the financial strength of the Company, generally as measured by earnings performance and capital levels. FHLB lines are dependent upon the Company's membership in the FHLB System and the strength of its capital position with advances required to be collateralized with available eligible loans or securities. Securities sold under repurchase agreements are dependent upon the availability of unpledged securities and the offering to customers of competitive terms and pricing. Long-term borrowings consist principally of advances from the FHLB.

At December 31, 2001, the Company had remaining credit available of $40.5 million under lines of credit with the FHLB and $41.0 million with various banking institutions. During 2001, the Company also obtained lines of credit with Farmer Mac permitting borrowings to a maximum of $50.0 million to be secured by eligible loan collateral. No advances were outstanding against the Farmer Mac line at December 31, 2001.

The Company's cash and cash equivalents were $53 million at December 31, 2001, an increase of $23 million from the balance of $30 million at December 31, 2000. The company generated $209 million in net cash from financing activities and $28 million in net cash from operating activities that collectively was utilized in providing $214 million to investing activities, with the balance of $23 million increasing the

Company's cash and cash equivalents. The principal sources of cash from financing activities were $124 million from net increase in deposits, $75 million from net increase in borrowings, and $16 million from the issuance of guaranteed preferred beneficial interests in Corporation's junior subordinated debentures, partially offset by $7 million in dividend payments. The principal source of net cash from operating activities is the Company's net income of $21 million supplemented by non-cash earnings charges of $6 million from depreciation and amortization expense and $5 million for provision for loan losses. The Company utilized its cash in the following investing activities: $70 million in the net acquisition of securities, $90 million in the net origination of loans, $4 million in the net acquisition of premises and equipment, and $49 million in the acquisition of BNC and BGI. An additional source of liquidity to the Company is provided from its ability to limit its investing activities and/or dispose of its securities and loans. Additional liquidity can be provided to the Company through limiting the growth in loans by offering terms and pricing that would not be competitive. Securities available for sale and newly originated loans could be sold to provide additional liquidity. The fair value of assets being sold is dependent upon market conditions at the time of sale and potentially could adversely affect the Company's earnings.

In the normal course of business the Company has outstanding commitments to extend credit which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2001 letters of credit totaling $9 million and unused loan commitments of $266 million were contractually available. Comparable amounts for these commitments at December 31, 2000 were $7 million and $183 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding.

CAPITAL RESOURCES

The Company's total shareholders' equity consists of common equity and perpetual preferred stock. The Company's equity changes from the issuance of new shares, the purchase of existing shares, from retained earnings, and from accumulated other comprehensive income. Retained earnings are affected by net income and dividends paid on common and preferred stock. Accumulated other comprehensive income is affected by the fair value of securities available for sale. The following table summarizes the changes in the Company's shareholders' equity for the years ended December 31, 2001, 2000, and 1999:


                                                                                     Change in
                                                                                    Accumulated      Change in
                                                  Total                                Other           Total
                          Net      Dividends     Retained    Shares     Shares     Comprehensive   Shareholders'
(Dollars in thousands)  Income      Declared     Earnings    Issued    Purchased       Income          Equity
                        ------      --------     --------    ------    ---------       ------          ------

2001                   $21,213      $(6,775)     $14,438      $827        $(16)          $2,320         $17,569
2000                    18,100       (6,113)      11,987        29        (454)           2,517          14,079
1999                    15,957       (4,763)      11,194    13,623         (54)          (3,802)         20,961


For 2001 the Company's total equity increased $17.6 million, principally from an increase in retained earnings of $14.4 million. The increase in retained earnings is the result of $21.2 million in net income net of the payout of $6.8 million or 31.9% of those earnings in dividends to common and preferred shareholders. For 2000 the Company's total equity increased $14.1 million, principally from retained earnings of $12.0 million. The increase in retained earnings is the result of $18.1 million in net income and net of the payout of $6.1 million or 33.8% of those earnings in dividends to common and preferred shareholders. For 1999 total equity increased $21.0 million from two principal sources: $13.6 million from the sale of 1,103,333 shares of the common stock and $11.2 million from retained earnings. The increase in retained earnings is the result of $16.0 million in net income and the payout of $4.8 million, or 29.8%, of those earnings in dividends to common and preferred shareholders.

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%. The following table reflects the changes in the components of those ratios:



(Dollars in thousands)                                       2001              2000             1999
                                                          -----------      -----------       -----------

Total shareholders' equity                               $    149,187     $    131,618      $    117,539
Less:  Unrealized gains/(losses)                                2,176             (144)           (2,661)
       Goodwill and other intangible assets                    39,166            2,381             3,118
       Disallowed mortgage servicing asset                         90                -                 -
Plus:  Minority interests in consolidated subsidiaries            475              458               475
       Qualifying trust preferred securities                   12,408                -                 -
                                                          -----------      -----------       -----------

Total Tier 1 capital                                     $    120,638     $    129,839      $    117,557
                                                          ===========      ===========       ===========

Adjusted average assets                                  $  1,718,034     $  1,273,657      $  1,088,404
Tier 1 leverage ratio                                           7.02%            10.19%           10.80%

Total Tier 1 capital                                     $    120,638     $    129,839      $    117,557
Plus:  Qualifying allowance for loan losses                    15,417           11,607             9,855
       Qualifying trust preferred securities                    3,792                -                 -
                                                          -----------      -----------       -----------

Total risk-based capital                                 $    139,847     $    141,446      $    127,412
                                                          ===========      ===========       ===========

Net risk-weighted assets                                 $  1,229,811     $    926,291      $    786,840
Total risk-based capital ratio                                  11.37%           15.27%            16.19%


The Company's Tier 1 leverage ratio was 7.02% at December 31, 2001 and is well-above minimum regulatory capital requirements. The ratio declined from 10.19% at December 31, 2000, principally as a result of the acquisition BNB. Total Tier 1 capital of $120.6 million at December 31, 2001 declined $9.3 million from $129.8 million at December 31, 2000. The decrease in Tier 1 capital directly relates to the recording of $37.2 million in goodwill for the BNB acquisition that was partially offset by retained earnings of $14.4 million in 2001 and the issuance of $16.2 million in trust preferred securities in February 2001 of which $12.4 million qualified as Tier 1 capital. Also contributing to the decline in the leverage ratio was an increase of $444.4 million in adjusted average assets to $1,718.0 million at December 31, 2001. The increase in adjusted average assets relates to BNB, which had $289 million in total assets at the time of acquisition.

The Company's total risk-weighted capital ratio was 11.37% at December 31, 2001 and is well-above minimum regulatory capital requirements. The ratio declined from 15.27% at December 31, 2000, which is principally a result of the BNB acquisition. Total risk-based capital was $139.9 million at December 31, 2001 a decline of $1.5 million from $141.4 million at December 31, 2000. The decline is attributed to a $9.3 million decrease in Tier 1 capital which was partially offset by a $3.8 million increase in qualifying allowance for loan losses, and $3.8 million in trust preferred securities that did not qualify for Tier 1 capital treatment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Company's Board of Directors. The Company's senior management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Senior Management develops an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the subsidiary banks. Each subsidiary bank board adopts an Asset-Liability Policy within the parameters of the overall FII Asset-Liability Policy and utilizes an asset/liability committee comprised of senior management of the bank under the direction of the bank's board.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2001, the one-year gap position, the difference between the amount of interest-earning assets maturing or re-pricing within one year and interest-bearing liabilities maturing or re-pricing within one year, was $168.7 million, or 9.4% of total assets. Accordingly, over the one-year period following December 31, 2001, the Company will have $168.7 million more in liabilities re-pricing than assets. Generally if rate-sensitive assets re-price sooner than rate-sensitive liabilities, earnings will be positively impacted in a rising rate environment. Conversely, in a declining rate environment, earnings will generally be negatively impacted. If rate-sensitive liabilities re-price sooner than rate-sensitive assets then generally earnings will be negatively impacted in a rising rate environment. Conversely, in a declining rate environment earnings will generally be positively impacted. Management believes that the negative gap position at December 31, 2001 will not have a material adverse effect on the Company's operating results.

GAP ANALYSIS

The following table (the "Gap Table") sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities at December 31, 2001, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) were assumed to become rate sensitive over time, with 1%, 3%, 4%, 15%, 14% and 63% of such deposits assumed to re-price in the periods of less than 30 days, 31 to 180 days, 181 to 365 days, 1 to 3 years, 3 to 5 years and more than 5 years, respectively. Prepayment and re-pricing rates can have a significant impact on the estimated gap. While management believes the assumptions used in modeling the Gap are reasonable, there can be no assurances.

Gap Table

                                                                 December 31, 2001
                             ---------------------------------------------------------------------------------------

                                                        Volumes Subject to Repricing Within
                             ---------------------------------------------------------------------------------------
                               0-30      31-180      181-365      1-3        3-5        >5        Non-
(Dollars in thousands)         days       days        days       years      years      years    Sensitive    Total
                             ---------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold and
       and interest-bearing
       deposits                $1,000    $      -      $ 180       $  -  $     -    $     -   $     -   $     1,180
     Investment
       securities (1)          21,733      68,549     68,363    131,637   45,048    154,374         -       489,704
     Loans (2)                 50,185     156,400    119,009    264,440  179,791    393,978     2,247     1,166,050
                            ---------     -------    -------    -------  -------    -------    ------     ---------
       Total interest-earning
         assets                72,918     224,949    187,552    396,077  224,839    548,352     2,247     1,656,934
                            ---------     -------    -------    -------  -------    -------    ------     ---------

Interest-bearing liabilities:
     Interest-bearing checking,
       savings and money
       market deposits           3,465     17,324     20,788     83,154   83,153    364,679         -      572,563
     Certificates of deposit  138,836    229,034    172,835      83,705   12,016         41         -      636,467
     Borrowed funds (3)        30,990      30,764     10,123     36,134   12,460     69,918         -      190,389
                            ---------     -------   --------   --------   ------     ------    ------      --------
       Total interest-bearing
         liabilities          173,291     277,122    203,746    202,993  107,629    434,638         -     1,399,419
                            ---------     -------    -------    -------  -------    -------    -------    ---------

Period gap                 $(100,373)   $ (52,173) $ (16,194)  $193,084 $117,210   $113,714  $  2,247  $   257,515
                            =========   =========   ========   ======== ========   ========   =======    ==========

Cumulative gap             $(100,373)  $ (152,546) $(168,740)  $ 24,344 $141,554  $ 255,268  $257,515  $         -
                            ========   ==========  =========   ======== ========   ========  ========    ==========

Period gap to total assets      (5.59%)     (2.91%)    (0.90%)    10.76%    6.53%      6.34%     0.13%        14.35%
                            =========   =========  =========    =======  =======   ========  ========    ==========

Cumulative gap to
     total assets               (5.59%)     (8.50%)    (9.40%)     1.36%    7.89%     14.23%    14.35%
                            =========   =========    =======    =======    ======    =======   ======

Cumulative interest-earning assets
     to cumulative interest-
     bearing liabilities        42.08%      66.13%     74.21%    102.84%    114.67%    118.24% 118.40%
                            =========    ========     ======     ======    =======    =======  ======



(1)   Amounts shown include the amortized cost of held to maturity securities and the fair value of available for sale securities.
(2)   Amounts shown include principal balance net of deferred loan fees and costs, unamortized premiums and discounts.
(3)   Amounts shown include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.


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

NET INTEREST INCOME AT RISK ANALYSIS

In addition to the Gap Analysis, management uses a "rate shock" simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis at December 31, 2001:


      Change in Interest
     Rates in Basis Points                  Net Interest Income                 Economic Value of Equity
                                   ----------------------------------     ----------------------------------
         (Rate Shock)               Amount    $ Change     % Change        Amount     $ Change      % Change
         ------------               ------    --------     --------        ------     --------      --------

(Dollars in thousands)

200                                $79,677     $3,281        4.29%          $311,101     $7,520     2.48%
100                                 78,266      1,870        2.45%           307,475      3,894     1.28%
Static                              76,396          -           -            303,581          -        -
(100)                               74,664     (1,732)      (2.27%)          299,504     (4,077)   (1.34%)
(200)                               73,249     (3,147)      (4.12%)          292,693    (10,888)   (3.59%)


The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of 12 months. As of December 31, 2001, a 200 basis point increase in rates would increase net interest income by $3.3 million, or 4.29%, over the next twelve month period. Conversely, a 200 basis point decrease in rates would decrease net interest income by $3.1 million, or 4.12%, over a 12 month period. This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

(Dollars in thousands, except per share amounts)                                  2001             2000
                                                                             -------------     -------------
ASSETS

Cash, due from banks and interest-bearing deposits                             $    52,171      $     29,226
Federal funds sold                                                                   1,000               926
Securities available for sale, at fair value                                       428,423           257,823
Securities held to maturity (fair value of $62,317 and
     $76,884 at December 31, 2001 and 2000, respectively)                           61,281            76,947
Loans, net                                                                       1,146,976           873,262
Premises and equipment, net                                                         24,467            18,423
Goodwill and other intangible assets                                                39,166             2,381
Other assets                                                                        40,812            30,339
                                                                                ----------       -----------

       Total assets                                                            $ 1,794,296      $  1,289,327
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits:
     Demand                                                                    $   224,628      $    162,840
     Savings, money market and interest-bearing checking                           572,563           309,732
     Certificates of deposit                                                       636,467           605,539
                                                                                ----------       -----------
       Total deposits                                                            1,433,658         1,078,111

Short-term borrowings                                                              103,770            46,903
Long-term borrowings                                                                70,419            15,481
Guaranteed preferred beneficial interests in corporation's
   junior subordinated debentures                                                   16,200                 -
Accrued expenses and other liabilities                                              21,062            17,214
                                                                                ----------       -----------

       Total liabilities                                                         1,645,109         1,157,709

Shareholders' equity:

3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding
     1,666 shares in 2001 and 1,711 shares in 2000                                     167               171
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding
     175,855 shares in 2001 and 175,866 shares in 2000                              17,585            17,587
Common stock, $ 0.01 par value, authorized 50,000,000
     shares, issued 11,303,533 shares in 2001 and 2000                                 113               113
Additional paid-in capital                                                          17,195            16,472
Retained earnings                                                                  112,786            98,348
Accumulated other comprehensive income (loss)                                        2,176             (144)
Treasury stock, at cost - 282,219 shares in 2001 and
     316,812 shares in 2000                                                          (835)             (929)
                                                                                ----------       -----------

       Total shareholders' equity                                                  149,187           131,618
                                                                                ----------       -----------

       Total liabilities and shareholders' equity                              $ 1,794,296      $  1,289,327
                                                                                ==========       ===========


                                     See accompanying notes to consolidated financial statements.


                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(Dollars in thousands, except per share amounts)                          2001         2000          1999
                                                                       -----------  -----------  -----------
Interest income:

     Loans                                                             $    91,482  $    78,538  $    63,417
     Securities                                                             22,628       17,745       14,847
     Other                                                                     358          184          428
                                                                       -----------  -----------  -----------

         Total interest income                                             114,468       96,467       78,692
                                                                       -----------  -----------  -----------

Interest expense:
     Deposits                                                               43,414       39,758       30,420
     Borrowings                                                              4,840        3,847        1,463
     Guaranteed preferred beneficial interests in corporation's
       junior subordinated debentures                                        1,440            -            -
                                                                       -----------  -----------  -----------

         Total interest expense                                             49,694       43,605       31,883
                                                                       -----------  -----------  -----------

Net interest income                                                         64,774       52,862       46,809

Provision for loan losses                                                    4,958        4,211        3,062
                                                                       -----------  -----------  -----------

         Net interest income after provision for loan losses                59,816       48,651       43,747
                                                                       -----------  -----------  -----------

Noninterest income:

     Service charges on deposits                                             7,653        5,003        4,289
     Financial services group fees and commissions                           2,690        1,151          945
     Mortgage banking activities                                             2,190        1,536        1,343
     Gain on sale and call of securities                                       531           27           71
     Other                                                                   2,718        1,692        1,407
                                                                       -----------  -----------  -----------

         Total noninterest income                                           15,782        9,409        8,055
                                                                       -----------  -----------  -----------

Noninterest expense:

     Salaries and employee benefits                                         22,958       16,803       14,801
     Occupancy and equipment                                                 6,050        4,614        4,491
     Supplies and postage                                                    1,959        1,500        1,403
     Amortization of goodwill and other intangible assets                    2,381          737          839
     Other                                                                  10,004        6,502        5,498
                                                                       -----------  -----------  -----------

         Total noninterest expense                                          43,352       30,156       27,032
                                                                       -----------  -----------  -----------

Income before income taxes                                                  32,246       27,904       24,770

Income taxes                                                                11,033        9,804        8,813
                                                                       -----------  -----------  -----------

Net income                                                             $    21,213  $    18,100  $    15,957
                                                                        ==========   ==========   ==========

Earnings per common share:

     Basic                                                             $      1.79  $      1.51  $      1.38
     Diluted                                                           $      1.77  $      1.51  $      1.38


                                     See accompanying notes to consolidated financial statements.



                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                    Accumulated
                                                                                       Other
                                           3%       8.48%         Additional       Comprehensive          Total
(Dollars in thousands,                  Preferred Preferred Common Paid in  Retained Income  Treasury  Shareholders'
     except per share amounts)            Stock     Stock   Stock   Capital Earnings  (Loss)   Stock     Equity
                                          -----     -----   -----   ------- --------  ------   -----     ------

Balance December 31, 1998                $  184  $  17,673 $  102 $  2,837 $ 75,167  $  1,141  $ (526)$   96,578
Purchase of 83 shares of 3% preferred
  stock                                      (8)         -      -        4        -         -       -         (4)
Purchase of 378 shares of 8.48% preferred     -        (37)     -       (5)       -         -       -        (42)
  stock
Purchase of 1,000 shares of common stock      -          -      -        -        -         -      (8)        (8)

Comprehensive income
     Net income                               -          -      -        -   15,957         -       -     15,957
     Unrealized loss on securities available
       for sale (net of tax of ($2,606))      -          -      -        -        -    (3,759)      -     (3,759)
     Less: Reclassification adjustment
       for gains included in net income
       (net of tax of $28)                    -          -      -        -        -       (43)      -        (43)
                                                                                                       ---------

     Net unrealized loss on securities
       available for sale (net of tax
       of ($2,637))                           -          -      -        -        -         -       -     (3,802)
                                                                                                       ---------
         Total comprehensive income           -          -      -        -        -         -       -     12,155
                                                                                                       ---------

Cash dividends declared:
     3% Preferred - $3.00 per share           -          -      -        -       (5)        -       -         (5)
     8.48% Preferred - $8.48 per share        -          -      -        -   (1,498)        -       -     (1,498)
     Common - $0.311 per share                -          -      -        -   (3,260)        -       -     (3,260)

Issuance of 1,103,133 shares of common stock
       through initial public offering, net
       of costs                               -          -     11            13,612         -       -     13,623
                                         ------      -----   ------   -----  ------     ------   ----   --------

Balance - December 31, 1999              $  176  $  17,636 $  113  $16,448  $86,361  $ (2,661) $ (534) $ 117,539
Purchase of 48 shares of 3% preferred
    stock                                    (5)         -      -        3        -         -       -         (2)
Purchase of 490 shares of 8.48%
    preferred stock                           -        (49)     -       (2)       -         -       -        (51)
Purchase of 33,300 shares of  common stock    -          -      -        -        -         -    (401)      (401)
Issue 2,288 shares of common
   stock-directors plan                       -          -      -       23        -         -       6         29

Comprehensive income:
     Net income                               -          -      -        -   18,100         -       -     18,100
     Unrealized gain on securities available
       for sale (net of tax of $1,757)        -          -      -        -        -     2,533       -      2,533
     Less: Reclassification adjustment
       for gains included in net income
       (net of tax of $11)                    -          -      -        -        -       (16)                 -
                                                                                                         -------
(16)
     Net unrealized gain on securities
       available for sale (net of tax
       of $1,746)                             -          -      -        -        -         -       -      2,517
                                                                                                        --------
         Total comprehensive income           -          -      -        -        -         -       -     20,617
                                                                                                        --------

Cash dividends declared:
     3% Preferred - $3.00 per share           -          -      -        -       (5)        -       -         (5)
     8.48% Preferred - $8.48 per share        -          -      -        -   (1,491)        -       -     (1,491)
     Common - $0.42 per share                 -          -      -        -   (4,617)        -       -     (4,617)
                                          -----    -------  -----  -------  -------     -----   -----     ------

Balance - December 31, 2000              $  171   $ 17,587 $  113 $ 16,472 $ 98,348   $  (144) $ (929) $ 131,618
Purchase of 45 shares of 3% preferred
    stock                                    (4)         -      -        2        -         -       -         (2)
Purchase of 11 shares of 8.48% preferred
    stock                                     -         (2)     -        -        -         -       -         (2)
Purchase of 1,000 shares of common stock      -          -      -        -        -         -     (12)       (12)
Issue 1,141 shares of common
    stock-directors plan                      -          -      -       23        -         -       4         27
Issue 34,452 shares of common
    stock -acquisition of Burke Group, Inc.   -          -      -      698        -         -     102        800

Comprehensive income:
     Net income                               -          -      -        -   21,213         -       -     21,213
     Unrealized gain on securities available
       for sale (net of tax of $1,803)        -          -      -        -        -     2,636       -      2,636
     Less: Reclassification adjustment
       for gains included in net income
       (net of tax of $215)                   -          -      -        -        -      (316)                 -
                                                                                                       ---------
(316)
     Net unrealized gain on securities
       available for sale (net of tax
       of $1,588)                             -          -      -        -        -         -       -      2,320
                                                                                                       ---------
         Total comprehensive income           -          -      -        -        -         -       -     23,533
                                                                                                       ---------

Cash dividends declared:
     3% Preferred - $3.00 per share           -          -      -        -       (5)        -       -         (5)
     8.48% Preferred - $8.48 per share        -          -      -        -   (1,491)        -       -     (1,491)
     Common - $0.48 per share                 -          -      -        -   (5,279)        -       -     (5,279)
                                          -----    -------   ----  -------  -------    ------   -----    -------

Balance - December 31, 2001              $  167  $  17,585 $  113 $ 17,195 $112,786  $  2,176 $ (835)  $ 149,187
                                         ======  ========= ====== ======== ========  ======== =======  =========


                                     See accompanying notes to consolidated financial statements.



                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in thousands)                                                    2001         2000          1999
                                                                       -----------  -----------  -----------
Cash flows from operating activities:
     Net income                                                       $     21,213  $    18,100  $    15,957
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                       5,984        3,032        3,585
         Provision for loan losses                                           4,958        4,211        3,062
         Deferred income tax benefit                                          (112)        (965)        (692)
         Gain on sale and call of securities                                  (531)         (27)         (71)
         Gain on sale of loans                                              (1,513)        (382)        (151)
         Loss (gain) on sale of other assets                                   131          (88)         (70)
         Minority interest in net income of subsidiaries                       104           90           78
         Increase in other assets                                           (1,518)      (5,919)        (422)
         Increase (decrease) in accrued expenses
           and other liabilities                                              (625)       3,735       (2,071)
                                                                       -----------    ----------      ----------
                  Net cash provided by operating activities                 28,091       21,787       19,205

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                               (377,111)    (100,150)    (110,571)
         Held to maturity                                                  (21,933)     (21,124)     (20,247)
     Proceeds from maturity and call of securities:
         Available for sale                                                200,315       28,688       55,990
         Held to maturity                                                   37,381       25,248       29,563
     Proceeds from sale and call of securities                              91,412       14,022        4,585
     Increase in loans, net                                                (90,362)    (124,767)    (109,377)
     Proceeds from sales of premises and equipment                             174           41          436
     Purchase of premises and equipment, net                                (4,359)      (3,234)      (1,332)
     Payments for purchases of Bath National Corporation
       and Burke Group, Inc., net of cash acquired                         (49,072)            -            -
                                                                       ----------   -----------  -----------
                  Net cash used in investing activities                   (213,555)    (181,276)    (150,953)

Cash flows from financing activities:
     Increase in deposits, net                                             124,080      128,580       99,076
     Increase in short-term borrowings, net                                 46,497          807       40,734
     Proceeds from long-term borrowings                                     28,912        7,089        1,906
     Repayment of long-term borrowings                                        (179)      (1,848)        (166)
     Proceeds from guaranteed preferred beneficial interests in
       corporation's junior subordinated debentures, net of costs           15,713            -            -
     Proceeds from initial public offering, net of costs                         -            -       13,623
     Issuance (repurchase) of preferred and common shares, net                  11         (425)         (54)
     Dividends paid                                                         (6,551)      (5,788)      (4,988)
                                                                       ----------   ----------   ----------
                  Net cash provided by financing activities                208,483      128,415      150,131
                                                                       -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                        23,019      (31,074)       18,383

Cash and cash equivalents at the beginning of the year                      30,152       61,226       42,843
                                                                       -----------  -----------  -----------

Cash and cash equivalents at the end of the year                      $     53,171$      30,152$      61,226
                                                                       ===========  ===========  ===========

Supplemental disclosure of cash flow information: Cash paid during year for:
       Interest                                                       $     46,912$      40,436$      32,051
       Income taxes                                                         10,793       10,821        9,012
     Noncash investing and financing activities:
       Fair value of noncash assets acquired in purchase acquisitions $    282,534   $        -   $        -
       Fair value of liabilities acquired in purchase acquisitions         271,644            -            -
       Issuance of common stock for acquisition of Burke Group, Inc.           800            -            -

                                     See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Financial Institutions, Inc. ("FII"), a financial holding company organized under the laws of New York State, and subsidiaries (the "Company") provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. FII and subsidiaries are each subject to regulation by certain federal and state agencies.

The consolidated financial statements include the accounts of FII, its five banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (99.10% owned) ("NBG"), The Pavilion State Bank (100% owned) ("PSB"), First Tier Bank & Trust (100% owned) ("FTB") and the newly acquired Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". Also included are the accounts of the Burke Group, Inc. (100% owned) ("BGI") and The FI Group, Inc. (100% owned) ("FIGI"), collectively referred to as the "Financial Services Group". BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary that commenced operations in March 2000. In February 2001, the Company formed FISI Statutory Trust I ("FISI") (100% owned), to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of BNB. The capital securities are identified on the balance sheet as guaranteed preferred beneficial interests in corporation's junior subordinated debentures.

The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders' equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities, and revenues and expenses for the period. Actual results could differ from those estimates. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform with the current year's presentation.

CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, interest-bearing deposits and federal funds sold are considered cash equivalents.

SECURITIES
The Company classifies its debt securities as either available for sale or held to maturity. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost and classified as held to maturity. Investments in other debt and equity securities are classified as available for sale and are carried at estimated fair value. Unrealized gains or losses related to securities available for sale are included in accumulated other comprehensive income and loss as a component of shareholders' equity, net of the related deferred income tax effect.

A decline in the fair value of any security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. Interest income includes interest earned on the securities adjusted for amortization of premiums and accretion of discounts on the related securities using the interest method. Realized gains or losses from the sale of available for sale securities are recognized on the trade date using the specific identification method.

LOANS
Loans are stated at the principal amount outstanding, net of discounts and deferred loan origination fees and costs which are recorded in interest income based on the interest method. Mortgage loans held for sale are stated at the lower of aggregate cost or market value as determined by the current fair value.

Interest income on loans is recognized based on loan principal amounts outstanding at applicable interest rates. Accrual of interest on loans is suspended and all unpaid accrued interest is reversed when management believes, after considering collection efforts and the period of time past due, reasonable doubt exists with respect to the collectibility of interest. Income is subsequently recognized to the extent collected, assuming the principal balance is expected to be recovered.

The Company services residential mortgage loans for other institutions. Servicing fees are recognized when payments are received. The Company capitalizes servicing assets when servicing rights are retained after selling loans to other institutions. Capitalized servicing assets are reported in other assets and are amortized to noninterest income in proportion to, and over the period of, the estimated future net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms, using discounted cash flows and market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized asset.

Mortgage banking activities consist of fees earned for servicing mortgage loans sold to third parties, gains (or losses) recognized on sales of mortgages, and impairment losses recognized on capitalized mortgage servicing assets.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through charges to income and is maintained at a level which management considers adequate to provide for probable losses inherent in the portfolio. The adequacy of the allowance is determined by management's periodic evaluation of the loan portfolio based on such factors as: current economic conditions; the current financial condition of the borrowers; the economic environment in which they operate; any delinquency in payments; and the value of any collateral held. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement. Accordingly, the Company measures certain impaired commercial and agricultural loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has excluded large groups of small balance, homogeneous loans which include commercial and agricultural loans less than $250,000, all residential mortgages, home equity and consumer loans that are collectively evaluated for impairment.

FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock. This non-marketable investment, which is carried at cost, must be at an amount at least equal to the greater of 5% of the outstanding advance balance or 1% of the aggregate outstanding residential mortgage loans held by the Company. Included in other assets is FHLB stock totaling $5.8 million and $4.0 million, at December 31, 2001 and 2000, respectively.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of lease terms or the useful lives of the assets.

GOODWILL AND OTHER INTANGIBLE ASSETS
Deposit premiums and goodwill are being amortized on the straight-line method, over the expected periods to be benefited, which generally range between 5 and 20 years. Intangible assets are periodically reviewed for impairment or when events or changed circumstances may affect the underlying basis of the assets.

Statement of Financial Accounting Standards (SFAS) No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company was required to adopt SFAS No. 142 effective January 1, 2002. Therefore, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002 and will evaluate goodwill for impairment annually.

STOCK COMPENSATION
The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period which includes the enactment date.

EARNINGS PER COMMON SHARE
Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflects the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:


                                                                  Years Ended December 31
(Dollars and shares in thousands)                             2001         2000         1999
                                                            ---------    ---------    ---------
Net income                                                 $   21,213   $   18,100   $   15,957
Less: Preferred stock dividends                                 1,496        1,496        1,503
                                                            ---------    ---------    ---------
Net income available to common shareholders                $   19,717   $   16,604   $   14,454
                                                            =========    =========    =========

Average number of common shares outstanding
     used to calculate basic earnings per
     common share                                              10,994       10,995       10,474

Add: Effect of dilutive options                                   132            1            -
                                                            ---------    ---------    ---------

Average number of common shares
     used to calculate diluted earnings per
     common share                                              11,126       10,996       10,474
                                                            =========    =========    =========

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company's financial instruments with off-balance sheet risk are commercial letters of credit and mortgage, commercial and credit card loan commitments. These financial instruments are reflected in the statement of financial condition upon funding.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires recognition of derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The Company adopted SFAS No. 133 on January 1, 2001, but did not utilize derivatives in 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

FINANCIAL SERVICES GROUP FEES AND COMMISSIONS
Financial services group fees and commissions consist of commissions from sales of investment products and services to customers, fees and commissions from trust services provided to customers, and fees and commissions earned from design, consulting, administrative and actuarial services provided to employee benefits plans and their sponsors. Fees and commissions are recognized when earned.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2001, the FASB issued SFAS Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method, use of the pooling-of-interests method is no longer permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company was required to adopt SFAS No. 142 effective January 1, 2002. The results of operations for year ended December 31, 2001 include goodwill amortization from the BNB acquisition of $1,653,000. The amortization of goodwill ceased effective January 1, 2002.

(2) MERGERS AND ACQUISITIONS

On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC") , and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, has been recorded as goodwill. Goodwill recognized with respect to the merger was approximately $37.2 million. Goodwill was amortized in 2001 using the straight-line method over 15 years, since the transaction was consummated prior to June 30, 2001, the effective date of SFAS No. 142. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002 and will evaluate goodwill for impairment annually. The results of operations for BNB are included in the income statement from the date of acquisition (May 1, 2001) to the end of the period.

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, has been recorded as goodwill, after recognizing an intangible asset separate from goodwill in accordance with SFAS No. 141. Goodwill recognized with respect to the merger was approximately $1.3 million. In accordance with SFAS No. 142, the Company is not required to amortize goodwill on this acquisition, but evaluates goodwill for impairment on an annual basis. The Company also recorded a $500,000 intangible asset which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statement from the date of acquisition (October 22, 2001) to the end of the period.

Goodwill from 2001 acquisitions amounted to $36.8 million as of December 31, 2001. Other intangible assets totaled $2.4 million as of December 31, 2001 and 2000. Goodwill amortization included in the results of operations for the year ended December 31, 2001 amounted to $1.7 million. Annualized goodwill amortization for 2001 was $2.5 million. Amortization of other intangible assets was $728,000 and $737,000 for the years ended December 31, 2001 and 2000, respectively.

The following table presents certain unaudited pro forma information as if the BNC and BGI acquisitions, which occurred in 2001, had been consummated on January 1, 2000. This proforma information gives effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of goodwill and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired BNC and BGI on January 1, 2000.


                                                         Pro Forma               Pro Forma
                                                        (Unaudited)             (Unaudited)
                                                        Year Ended              Year Ended
 (Dollars in thousands, except per share)            December 31, 2001       December 31, 2000
                                                     -----------------       -----------------
 Net interest income                                       $67,918                 $62,097

 Provision for loan losses                                   5,371                   9,464

 Noninterest income                                         19,745                  14,470

 Net income                                               $19,627                  $13,806
                                                          ========                 =======

 Earnings per share:
   Basic                                                     $1.65                   $1.12
   Diluted                                                   $1.63                   $1.12


On January 11, 2002, FII reached a definitive agreement to acquire all of the outstanding stock of the Bank of Avoca ("BOA"). BOA is a retail oriented institution with its main office located in Avoca, New York, as well as, a branch located in Cohocton, New York. Total assets of BOA approximated $17.9 million as of December 31, 2001. FII will fund the transaction using $1.5 million in FII stock, based on the average sales price of FII stock for the 30 trading days immediately prior to the closing date. The acquisition, which is subject to approval by BOA shareholders and by various regulatory agencies, will be accounted for using the purchase method of accounting and is currently scheduled to be completed in the second quarter of 2002. Subsequently, BOA will merge with and into BNB.

(3) SECURITIES

The aggregate amortized cost and fair value of securities available for sale and securities held to maturity follow:

                                                                     December 31, 2001
                                                 ---------------------------------------------------------
                                                  Amortized          Gross Unrealized             Fair
                                                            ------------------------------
(Dollars in thousands)                              Cost            Gains         Losses          Value
                                                 -----------    -----------     ----------     -----------
Securities Available for Sale:
     U.S. Treasury and agency                   $    182,812   $      1,949    $     1,268    $    183,493
     Mortgage-backed securities                       89,396          1,014            416          89,994
     State and municipal obligations                 141,637          2,220            635         143,222
     Corporate bonds                                   7,824            121             35           7,910
     Equity securities                                 3,082            722              -           3,804
                                                 -----------    -----------     ----------     -----------
         Total securities available for sale    $    424,751   $      6,026    $     2,354    $    428,423
                                                 ===========    ===========     ==========     ===========

Securities Held to Maturity:
     U.S. Treasury and agency                   $      1,950   $         68    $         -    $      2,018
     State and municipal obligations                  59,331            981             13          60,299
                                                 -----------    -----------     ----------     -----------
         Total securities held to maturity      $     61,281   $      1,049    $        13    $     62,317
                                                 ===========    ===========     ==========     ===========

                                                                     December 31, 2000
                                                 ---------------------------------------------------------
                                                  Amortized          Gross Unrealized             Fair
                                                            ------------------------------
(Dollars in thousands)                              Cost            Gains         Losses          Value
                                                 -----------    -----------     ----------     -----------

Securities Available for Sale:
     U.S. Treasury and agency                   $    170,127   $        606    $     1,516    $    169,217
     Mortgage-backed securities                       29,019            237            117          29,139
     State and municipal obligations                  48,512            459             65          48,906
     Corporate bonds                                   9,714             16            384           9,346
     Equity securities                                   695            520              -           1,215
                                                 -----------    -----------     ----------     -----------
         Total securities available for sale    $    258,067   $      1,838    $     2,082    $    257,823
                                                 ===========    ===========     ==========     ===========

Securities Held to Maturity:
     U.S. Treasury and agency                   $      1,950   $         11    $         -    $      1,961
     State and municipal obligations                  74,997            253            327          74,923
                                                 -----------    -----------     ----------     -----------
         Total securities held to maturity      $     76,947   $        264    $       327    $     76,884
                                                 ===========    ===========     ==========     ===========

The amortized cost and fair value of debt securities by contractual maturity are as follows:

                                                                December 31, 2001
                                                 ---------------------------------------------------
                                                     Available for Sale              Held to Maturity
                                                 --------------------------     --------------------------
                                                  Amortized         Fair         Amortized        Fair
(Dollars in thousands)                              Cost            Value          Cost           Value
                                                 -----------    -----------     ----------     -----------

Due in one year or less                         $     27,386   $     27,777    $    31,036    $     31,275
Due in one to five years                             151,484        154,056         27,438          28,211
Due in five to ten years                             185,476        185,180          2,162           2,192
Due after ten years                                   57,323         57,606            645             639
                                                 -----------    -----------     ----------     -----------

                                                $    421,669   $    424,619    $    61,281    $     62,317
                                                 ===========    ===========     ==========     ===========


Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers generally have the right to prepay obligations.

Proceeds from the sale and call of securities during 2001 were $91,412,000; realized gross gains were $617,000 and gross losses were $86,000. Proceeds from the sale and call of securities available for sale during 2000 were $14,022,000; realized gross gains were $52,000 and gross losses were $25,000. Proceeds from the sale and call of securities available for sale during 1999 were $4,585,000; realized gross gains were $126,000 and gross losses were $55,000. Gains and losses were computed using the specific identification method. There were no transfers between held to maturity and available for sale securities in 2001, 2000 or 1999.

Securities held to maturity and available for sale with carrying values of $340,989,000 and $285,559,000 were pledged as collateral for municipal deposits and repurchase agreements at December 31, 2001 and 2000, respectively.

(4)      LOANS

Loans outstanding at December 31, 2001 and 2000 are summarized as follows:

(Dollars in thousands)                          2001                2000
                                          --------------        -----------

         Commercial                      $       232,379       $    169,832
         Commercial real estate                  274,702            166,041
         Agricultural                            186,623            165,367
         Residential real estate                 240,141            201,160
         Consumer and home equity                232,205            184,745
                                          --------------        -----------
              Loans, gross                     1,166,050            887,145

              Allowance for loan losses          (19,074)           (13,883)
                                          --------------        -----------

              Loans, net                 $     1,146,976       $    873,262
                                          ==============        ===========

The following table sets forth the changes in the allowance for loan losses for the years indicated.

                                               Years ended December 31
(Dollars in thousands)                  2001            2000            1999
                                     -----------    -----------     -----------

Balance at beginning of year        $     13,883   $     11,421    $      9,570

Allowance obtained through
   BNB acquisition                         2,686              -               -

Charge-offs:
     Commercial                            1,003            466             312
     Commercial real estate                  394            629             139
     Agricultural                             58             85              12
     Residential real estate                 178            113             461
     Consumer and home equity              1,319            905             663
                                     -----------    -----------     -----------
         Total charge-offs                 2,952          2,198           1,587

Recoveries:
     Commercial                               58            206              88
     Commercial real estate                   23             22              23
     Agricultural                              -              1               -
     Residential real estate                  19              5             163
     Consumer and home equity                399            215             102
                                     -----------    -----------     -----------
         Total recoveries                    499            449             376
                                     -----------    -----------     -----------

Net charge-offs                            2,453          1,749           1,211

Provision for loan losses                  4,958          4,211           3,062
                                     -----------    -----------     -----------

Balance at end of year              $     19,074   $     13,883    $     11,421
                                     ===========    ===========     ===========

The following table sets forth information regarding nonaccruing loans and other nonperforming assets at December 31, 2001 and 2000:

(Dollars in thousands)                            2001                  2000
                                             --------------        -------------

Nonaccruing loans                           $         8,958       $        6,596
Accruing loans 90 days or more delinquent             1,064                  521
                                             --------------        -------------

     Total nonperforming loans                       10,022                7,117

Other real estate owned                                 947                  932
                                             --------------        -------------

         Total nonperforming assets         $        10,969       $        8,049
                                             ==============        =============

The recorded investment in loans that are considered to be impaired totaled $8,289,000 and $6,113,000 at December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to $1,778,000, at December 31, 2001 and $1,140,000 at December 31, 2000. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $7,561,000, $5,329,000 and $3,838,000, respectively. Interest income recognized on impaired loans, while such loans were impaired, during 2001, 2000 and 1999 was approximately $392,000, $312,000 and $82,000, respectively.

In the normal course of business there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company's policy generally requires customers to provide collateral, usually in the form of customers' operating assets or property, prior to the disbursement of approved loans. At December 31, 2001, letters of credit totaling $8,602,000 and unused loan commitments and lines of credit of $265,933,000 were contractually available. Comparable amounts for these commitments at December 31, 2000 were $7,018,000 and $182,491,000, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.

Loans outstanding to certain officers, directors, or companies in which they have 10% or more beneficial ownership, approximated $25,592,000 and $23,988,000 at December 31, 2001 and 2000, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers, and do not involve more than a normal risk of collectibility.

As of December 31, 2001, the Company had no significant concentration of credit risk in the loan portfolio outside of normal geographic concentration pertaining to the communities that the Company serves. There is no significant exposure to highly leveraged transactions and there are no foreign credits in the loan portfolio.

Loans serviced for others amounting to $302,258,000 and $205,218,000 at December 31, 2001 and 2000, respectively, are not included in the consolidated statements of financial condition. The Company had capitalized mortgage servicing rights related to servicing these loans of $889,000 and $285,000 as of December 31, 2001 and 2000, respectively. Loans held for sale totaled $10,557,000 and $3,280,000 at December 31, 2001 and 2000, respectively. Proceeds from the sale of loans were $117,446,000, $25,880,000 and $53,552,000 in 2001, 2000 and 1999,
respectively. Net gain on the sale of loans was $1,513,000, $382,000 and $151,000 in 2001, 2000 and 1999, respectively. Commitments to sell loans were $5,828,000 and $847,000 at December 31, 2001 and 2000, respectively. The Company enters into forward contracts for future delivery of residential mortgage loans at a specified yield to reduce the interest rate risk associated with fixed rate residential mortgage loans held for sale and commitments to fund residential mortgages. Credit risk arises from the possible inability of the other parties to comply with the contract terms. Substantially all of the Company's contracts are with government-sponsored enterprises or government agencies (FHLMC and FHA).

(5) PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2001 and 2000 follows:

(Dollars in thousands)                                2001                2000
                                             --------------        -----------

Land and land improvements                  $         2,584       $      1,975
Buildings and leasehold improvements                 21,599             17,034
Furniture, fixtures, equipment and vehicles          16,967             13,488
                                             --------------        -----------
Premises and equipment, gross                        41,150             32,497

Accumulated depreciation and amortization           (16,683)           (14,074)
                                             --------------        -----------

Premises and equipment, net                 $        24,467       $     18,423
                                             ==============        ===========

Depreciation expense amounted to $2,403,000, $1,866,000 and $2,036,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(6) DEPOSITS

Scheduled maturities for certificates of deposit at December 31, 2001 are as follows:

Mature in year ending December 31,
(Dollars in thousands)

                  2002                                   $      527,735
                  2003                                           71,404
                  2004                                           12,683
                  2005                                           20,641
                  2006                                            3,963
                  Thereafter                                         41
                                                          -------------

                                                         $      636,467

Certificates of deposit greater than $100,000 totaled $234,450,000 and $293,834,000 at December 31, 2001 and 2000 respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $15,899,000, $15,962,000, and $9,895,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

(7) BORROWINGS

Short-term borrowings at December 31, 2001 and 2000 are summarized as follows:

(Dollars in thousands)                           2001                2000
                                            --------------        -----------

Federal funds purchased and securities
   sold under repurchase agreements        $        60,957       $     15,950
FHLB advances                                       42,135             30,953
Other                                                  678                 -
                                            --------------        -----------

     Total short-term borrowings           $       103,770       $     46,903
                                            ==============        ===========

Average rate at year-end                               2.12%              5.75%
                                            ===============       ============

Average rate during period                             3.95%              5.96%
                                            ===============       ============

The FHLB advances mature in less than one year and carry rates of interest from 1.91% to 5.11%. Advances payable to the FHLB are collateralized by $5.8 million of FHLB stock and mortgage loans with a carrying value of $157.6 million at December 31, 2001. At December 31, 2001, the Company had remaining credit available of $40.5 million under lines of credit with the FHLB. The Company also had $41.0 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2001. During 2001, the Company also obtained lines of credit with Farmer Mac permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against those lines at December 31, 2001

Short-term FHLB advances as of and for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

(Dollars in thousands)                          2001           2000        1999
                                               -------        ------     -------

Weighted average interest rate at year-end       2.49%        6.52%        5.89%
Maximum outstanding at any month-end        $  42,135    $  60,347    $  41,500
Average amount outstanding during the year  $  28,551    $  40,797    $   7,553

The average amounts outstanding are computed using daily average balances. Related interest expense for 2001, 2000 and 1999 was $1,346,000, $2,643,000 and $418,000, respectively.

Federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

(Dollars in thousands)                          2001           2000        1999
                                               -------        ------     -------

Weighted average interest rate at year-end       1.88%        4.26%        4.73%
Maximum outstanding at any month-end         $ 65,474     $ 26,135      $ 9,802
Average amount outstanding during the year   $ 33,157     $  7,939      $ 8,762

The average amounts outstanding are computed using daily average balances. Related interest expense for 2001, 2000 and 1999 was $1,108,000, $400,000 and $402,000, respectively.

At December 31, 2001 and 2000, long-term borrowings primarily include FHLB advances with maturities of more than 1 year. The advances mature on various dates ranging from 2001 through 2011 and bear interest at a fixed weighted average rate of 5.05% as of December 31, 2001. The Company's FHLB advances include $20.0 million in fixed-rate callable borrowings, which can be called by the FHLB on the first anniversary of the borrowing, and quarterly thereafter. Other long-term borrowings consist primarily of a $5.0 million advance on a credit agreement with a bank, which was executed to aid in funding the acquisition of BNB. The credit agreement requires monthly payments of interest only, at a variable interest rate of 1.50% plus LIBOR, with 5.02% being the rate in effect at December 31, 2001. The credit agreement expires April 2003.

The aggregate maturities of long-term borrowings at December 31, 2001 are as follows:

Mature in year ending December 31,
(Dollars in thousands)

                  2003                                   $       10,360
                  2004                                           18,177
                  2005                                            9,679
                  2006                                            1,183
                  2007                                            1,183
                  Thereafter                                     29,837
                                                          -------------

                                                         $       70,419

The weighted average interest rate on long-term borrowings at December 31, 2001 and 2000 was 5.06% and 6.41%, respectively. Related interest expense for 2001, 2000 and 1999 was $2,386,000, $804,000 and $643,000, respectively.

(8) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATIONS JUNIOR SUBORDINATED DEBENTURES

On February 22, 2001, the Company established FISI Statutory Trust I (the "Trust"), which is a statutory business trust formed under Connecticut law, upon filing a certificate of trust with the Connecticut Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company used the net proceeds from the sale of the capital securities to partially fund the BNB acquisition. As of December 31, 2001, all but $3.8 million of the capital securities qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the straight-line method.

(9) INCOME TAXES

Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:


(Dollars in thousands)                                       2001              2000             1999
                                                          -----------      -----------       -----------

Income from operations                                   $     11,033     $      9,804      $      8,813
Shareholders' equity, for unrealized gain (loss)
     on securities available for sale                           1,588            1,746            (2,637)
                                                          -----------      -----------       -----------

                                                         $     12,621     $     11,550      $      6,176
                                                          ===========      ===========       ===========

Income tax expense (benefit) attributable to operations for the years ended December 31, 2001, 2000 and 1999 consists of:



(Dollars in thousands)                                       2001              2000             1999
                                                          -----------      -----------       -----------
Current:
     Federal                                             $      8,676     $      8,380      $      7,449
     State                                                      2,469            2,389             2,056
                                                          -----------      -----------       -----------
         Total current                                         11,145           10,769             9,505
Deferred:
     Federal                                                      (68)            (785)             (657)
     State                                                        (44)            (180)              (35)
                                                          -----------      -----------       -----------
         Total deferred                                          (112)            (965)             (692)
                                                          -----------      -----------       -----------

Total income taxes                                       $     11,033     $      9,804      $      8,813
                                                          ===========      ===========       ===========

A reconciliation of the actual and statutory tax rates applicable to income from operations for the years ended December 31, 2001, 2000 and 1999 differ as follows:

                                                             2001               2000            1999
                                                          -----------      -----------       -----------

Statutory rate                                               35.0%              35.0%            35.0%
Increase (decrease) resulting from:
     Tax exempt interest income                              (8.1)              (6.0)            (5.6)
     State taxes, net of federal income tax benefit           4.9                5.1              5.3
     Goodwill amortization                                    1.8                 -               0.2
     Other                                                    0.6                1.0              0.7
                                                          -------          ---------         --------

Total                                                        34.2%              35.1%            35.6%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented as follows:


(Dollars in thousands)                                                          2001               2000
                                                                           -------------       -------------
Deferred tax assets:
     Allowance for loan losses                                            $        7,165      $        5,437
     Unrealized loss on securities available for sale                                  -                 100
     Core deposit intangible                                                         773                 603
     Interest on nonaccrual loans                                                    750                 536
     Other                                                                           395                 209
                                                                           -------------       -------------
         Total gross deferred tax assets                                           9,083               6,885

Deferred tax liabilities:
     Prepaid pension costs                                                         1,150               1,504
     Unrealized gain on securities available for sale                              1,488                   -
     Depreciation of premises and equipment                                          693                 447
     Loan servicing assets                                                           354                 114
     Other                                                                           476                 239
                                                                           -------------       -------------
         Total gross deferred tax liabilities                                      4,161               2,304
                                                                           -------------       -------------

Net deferred tax asset, at year-end (included in other assets)            $        4,922      $        4,581
                                                                           =============       =============

Net deferred tax asset, at beginning of year                                       4,581               5,362
                                                                           -------------       -------------

(Increase) decrease in net deferred tax asset                                       (341)                781

Net deferred tax asset acquired                                                    1,470                   -
Initial purchase accounting adjustments, net                                         347                   -
Change in unrealized gain/loss on securities available for sale                   (1,588)             (1,746)
                                                                           -------------       -------------

Deferred tax benefit                                                      $         (112)     $         (965)
                                                                           =============       =============


Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2001 and 2000.

(10) LEASE COMMITMENTS

At December 31, 2001, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum lease payments on operating leases at December 31, 2001 were as follows:

Operating lease payments in year ending December 31, (Dollars in thousands)

                  2002                                   $          434
                  2003                                              397
                  2004                                              368
                  2005                                              329
                  2006                                              271
                  Thereafter                                        837
                                                          -------------

                                                         $        2,636

(11) RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLAN
The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's highest average compensation during five consecutive years of employment. The Company's funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

The following table sets forth the defined benefit pension plan's change in benefit obligation and change in plan assets for 2001, 2000 and 1999 using the most recent actuarial data measured at September 30, 2001, 2000 and 1999:

(Dollars in thousands)                                       2001              2000             1999
                                                          -----------      -----------       -----------
Change in benefit obligation:
     Benefit obligation at beginning of year             $    (12,114)    $    (11,740)     $    (10,947)
     Service cost                                                (850)            (766)             (673)
     Additional prior service cost                               (399)               -                 -
     Interest cost                                               (890)            (806)             (698)
     Actuarial gain (loss)                                         72              603                17
     Benefits paid                                                470              476               459
     Plan expenses                                                103              119               102
                                                          -----------      -----------       -----------
         Benefit obligation at end of year                    (13,608)         (12,114)          (11,740)

Change in plan assets:
     Fair value of plan assets at beginning of year            17,180           15,706            13,509
     Actual (loss) return on plan assets                       (1,367)           1,588             2,111
     Employer contribution                                         -               481               647
     Benefits paid                                               (470)            (476)             (459)
     Plan expenses                                               (103)            (119)             (102)
                                                          -----------      -----------       -----------
         Fair value of plan assets at end of year              15,240           17,180            15,706
                                                          -----------      -----------       -----------

Funded status                                                   1,632            5,066             3,966
Unamortized net asset at transition                              (179)            (217)             (255)
Unrecognized net (gain) loss subsequent to transition           1,292           (1,433)             (552)
Unamortized prior service cost                                    345              (57)              (59)
                                                          -----------      -----------       -----------

Prepaid benefit cost, included in other assets           $      3,090     $      3,359      $      3,100
                                                          ===========      ===========       ===========

Pension expense consists of the following components for the years ended December 31, 2001, 2000 and 1999:



(Dollars in thousands)                                       2001               2000            1999
                                                          -----------      -----------       -----------

Service cost                                             $        850     $        766      $        673
Interest cost on projected benefit obligation                     890              806               698
Expected return on plan assets                                 (1,429)          (1,307)           (1,121)
Amortization of net transition asset                              (38)             (38)              (38)
Amortization of unrecognized prior service cost                    (3)              (3)               (3)
                                                          -----------      -----------       -----------

Net periodic pension expense                             $        270     $        224      $        209
                                                          ===========      ===========       ===========

Weighted average discount rate                                  7.50%             7.00%            7.00%
                                                          ==========       ===========       ==========

Expected long-term rate of return                               8.50%             8.50%            8.50%
                                                          ==========       ===========       ==========

Rate of compensation increase                                   5.00%             5.00%            5.00%
                                                          ==========       ===========       ==========

DEFINED CONTRIBUTION PLAN
The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee's contribution to the plan. Expense for the plan amounted to $708,000, $524,000 and $480,000, in 2001, 2000 and 1999, respectively.

POSTRETIREMENT BENEFITS
Prior to December 31, 2000, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2000, the plan's eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. The accrued liability related to this plan amounted to $741,000 as of December 31, 2001. Expense for the plan amounted to $80,000 in 2001.

(12) STOCK COMPENSATION PLANS

The Company has a Management Stock Incentive Plan and a Directors' Stock Incentive Plan. Under the plans, the Company may grant stock options to its directors, directors of its subsidiaries, and key employees to purchase shares of common stock, shares of restricted stock and stock appreciation rights. Grants under the plans may be made to up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company's stock on the date of the grant. The maximum term of each option is ten years and the options' generally vest between three and five years.

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:



(Dollars in thousands, except per share)
                                                                           For the years ended December 31
                                                                     ------------------------------------------
                                                                         2001           2000            1999
                                                                     -------------  -------------  ------------
         Net income
              As reported                                            $    21,213    $    18,100    $    15,957
              Pro forma                                                   20,925         17,898         15,868

         Earnings per share (basic)
              As reported                                            $      1.79    $      1.51    $      1.38
              Pro forma                                                     1.77           1.49           1.37

         Earnings per share (diluted)
              As reported                                            $      1.77    $      1.51    $      1.38
              Pro forma                                                     1.75           1.49           1.37

The weighted-average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 amounted to $5.53, $3.72 and $4.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                           For the years ended December 31
                                                                     ------------------------------------------
                                                                         2001           2000            1999
                                                                     -------------  -------------  ------------

         Dividend yield                                                   2.43%          2.98%           2.16%
         Expected life (in years)                                        10.00          10.00           10.00
         Expected volatility                                             20.00%         20.00%          20.00%
         Risk-free interest rate                                          4.99%          6.17%           6.00%

The activity in the FII stock option plans is summarized below:

                                                                                                Weighted
                                                                                Stock            Average
                                                                               Options          Exercise
                                                                             Outstanding          Price
                                                                           ------------------  -------------
Balance December 31, 1998                                                   $          -       $       -
Granted                                                                          319,042           14.00
                                                                             -----------       ---------

Balance December 31, 1999                                                        319,042           14.00
Granted                                                                           70,638           13.45
Cancelled                                                                         (5,162)         (13.56)
                                                                             -----------       ----------

Balance December 31, 2000                                                        384,518           13.90
Granted                                                                          115,637           18.94
Cancelled                                                                         (3,474)         (13.28)
                                                                             -----------       ----------

Balance December 31, 2001                                                       $496,681          $15.08
                                                                                ========          ======

Exercisable at:
     December 31, 2001                                                          $153,826          $13.92
     December 31, 2000                                                            65,986           14.00
     December 31, 1999                                                                 -               -


A summary of stock options at December 31, 2001 follows:

                                                       Outstanding                        Exercisable
                                          --------------------------------------   ------------------------
                                                          Weighted     Weighted                  Weighted
                                              Number       Average      Average      Number       Average
            Range of                         of Stock     Exercise       Life       of Stock     Exercise
         Exercise Price                       Options       Price     (in years)     Options       Price
     -----------------------              ------------- -----------   -----------   ---------   -----------

        $11.75 to $14.00                      425,928     $  13.93        7.8         153,826    $ 13.92
        $21.35 to $22.99                       71,383        21.95        9.5               -          -

(13) REGULATORY CAPITAL

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company's financial statements.

For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average total assets during the previous three months. Compliance with risk based capital requirements is determined by dividing regulatory capital by the sum of a company's weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2001 and 2000, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

Payments of dividends by the subsidiary banks to FII are limited or restricted in certain circumstances under banking regulations. At December 31, 2001, an aggregate of $6,572,000 was available for payment of dividends by the subsidiary banks to FII without the approval from the appropriate regulatory authorities.


                                                                 December 31, 2001
                                 ----------------------------------------------------------------------------
                                     Actual Regulatory
                                          Capital              Minimum Requirements       Well-Capitalized
                                 ------------------------      --------------------  -- ----------------------
(Dollars in thousands)              Amount        Ratio        Amount        Ratio       Amount        Ratio
                                    ------        -----        ------        -----       ------        -----
Leverage capital (Tier 1) as percent of
three-month average assets:
     Company                    $  120,638         7.02%  $    68,721         4.00%  $   85,902         5.00%
     BNB                            27,428         8.43        13,008         4.00       16,260         5.00
     FTB                             8,951         6.08         5,893         4.00        7,366         5.00
     NBG                            37,415         6.96        21,506         4.00       26,883         5.00
     PSB                            12,154         7.02         6,922         4.00        8,652         5.00
     WCB                            35,437         6.56        21,538         4.00       26,922         5.00

As percent of risk-weighted, period-end assets: Core capital (Tier 1):
     Company                       120,638         9.81        49,192         4.00       73,789         6.00
     BNB                            27,428        14.18         7,741         4.00       11,611         6.00
     FTB                             8,951         8.94         4,003         4.00        6,005         6.00
     NBG                            37,415         9.24        16,191         4.00       24,287         6.00
     PSB                            12,154         9.14         5,318         4.00        7,978         6.00
     WCB                            35,347         8.95        15,792         4.00       23,688         6.00

Total capital (Tiers 1 and 2):
     Company                       139,847        11.37        98,385         8.00      122,981        10.00
     BNB                            29,851        15.43        15,481         8.00       19,352        10.00
     FTB                            10,206        10.20         8,006         8.00       10,008        10.00
     NBG                            42,487        10.50        32,382         8.00       40,478        10.00
     PSB                            13,822        10.40        10,637         8.00       13,296        10.00
     WCB                            40,301        10.21        31,585         8.00       39,481        10.00




                                                                 December 31, 2000
                                 ----------------------------------------------------------------------------
                                     Actual Regulatory
                                          Capital              Minimum Requirements Well-Capitalized
(Dollars in thousands)              Amount        Ratio        Amount        Ratio       Amount        Ratio
                                    ------        -----        ------        -----       ------        -----
Leverage capital (Tier 1) as percent of three-month average assets:
     Company                    $  129,839        10.19%  $    50,946         4.00%   $  63,683         5.00%
     FTB                             7,832         5.93         5,279         4.00        6,599         5.00
     NBG                            38,222         8.02        19,067         4.00       23,384         5.00
     PSB                            10,854         6.46         6,718         4.00        8,397         5.00
     WCB                            30,813         6.19        19,918         4.00       24,897         5.00

As percent of risk-weighted, period-end assets: Core capital (Tier 1):
     Company                       129,839        14.02        37,052         4.00       55,577         6.00
     FTB                             7,832         9.19         3,410         4.00        5,114         6.00
     NBG                            38,222        10.32        14,820         4.00       22,230         6.00
     PSB                            10,854         8.91         4,873         4.00        7,309         6.00
     WCB                            30,813         8.93        13,805         4.00       20,708         6.00

Total capital (Tiers 1 and 2):
     Company                       141,446        15.27        74,103         8.00       92,629        10.00
     FTB                             8,900        10.44         6,819         8.00        8,524        10.00
     NBG                            42,859        11.57        29,640         8.00       37,050        10.00
     PSB                            12,381        10.16         9,745         8.00       12,182        10.00
     WCB                            35,143        10.18        27,610         8.00       34,513        10.00


(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

The "fair value" of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000:


                                                         2001                             2000
                                             ---------------------------      ----------------------------
                                              Carrying          Fair           Carrying           Fair
(Dollars in thousands)                         Amount           Value           Amount            Value
                                             ----------      -----------        ------          ----------
Financial Assets
Cash and cash equivalents                   $    53,171     $    53,171      $    30,152     $     30,152
Securities                                      489,704         490,740          334,770          334,707
FHLB and FRB stock                                7,732           7,732            4,046            4,046
Loans, net                                    1,146,976       1,174,381          873,262          897,977

Financial Liabilities
Deposits:
     Interest Bearing:
         Savings and interest
              bearing demand                    572,563         572,563          309,732          309,732
         Time deposits                          636,467         635,425          605,539          606,113
     Non-interest bearing                       224,628         224,628          162,840          162,840
                                            -----------     -----------      -----------     ------------
     Total deposits                           1,433,658       1,432,616        1,078,111        1,078,685
Borrowings:
     Short-term                                 103,770         103,770           46,903           46,903
     Long-term                                   70,419          74,042           15,481           15,382
Guaranteed preferred beneficial
     interests in corporation's junior
     subordinated debentures                     16,200          17,596                -                -

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash, due from banks, interest-bearing deposits and Federal funds sold approximate the fair value of those assets.

Securities: Fair value is based on quoted market prices, where available. Where quoted market prices are not available, fair value is based on quoted market prices of comparable instruments.

FHLB and FRB stock: The carrying amounts reported in the consolidated statements of financial condition for FHLB and FRB stock approximate the fair value of those assets.

Loans: For variable rate loans that reprice frequently, fair value approximates carrying amount. The fair value for fixed rate loans is estimated through discounted cash flow analysis using interest rates currently being offered for loans with similar terms and credit quality. The fair value of loans held for sale is based on quoted market prices and investor commitments. For nonperforming loans, fair value is estimated by discounting expected cash flows at a rate commensurate with the risk associated with the estimated cash flows.

Deposits: The fair value for savings, money market and non-interest bearing accounts is equal to the carrying amount because of the customer's ability to withdraw funds immediately. The fair value of time deposits is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

Borrowings: Carrying value approximates fair value for short-term borrowings. The fair value for long-term borrowings is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated
Debentures: The fair value for guaranteed preferred beneficial interests in corporation's junior subordinated debentures is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

(15) SEGMENT INFORMATION

Reportable segments are comprised of WCB, NBG, BNB, PSB and FTB as the Company evaluates performance on an individual bank basis. The reportable segment information as of and for the years ended December 31, 2001, 2000 and 1999 follows:


(Dollars in thousands)                               2001                  2000                1999
                                                --------------        --------------     ---------------
Net interest income
     WCB                                        $    23,306            $    21,505      $    19,332
     NBG                                             20,279                 18,230           16,154
     BNB                                              8,184                     -                 -
     PSB                                              8,186                  7,203            6,384
     FTB                                              6,041                  5,173            4,721
                                                 ----------            -----------        ---------
         Total segment net interest income           65,996                 52,111           46,591
     Parent, non-bank subsidiaries
       and eliminations, net                         (1,222)                   751              218
                                                 ----------            -----------        ---------
         Total net interest income              $    64,774            $    52,862      $   46,809
                                                 ==========            ============       =========

Net income
     WCB $                                            8,424            $     7,549      $     6,774
     NBG                                              8,322                  7,154            6,093
     BNB                                              1,142                      -                -
     PSB                                              2,674                  2,005            2,039
     FTB                                              1,827                  1,523            1,367
                                                 ----------            -----------        ---------
         Total segment net income                    22,389                 18,231           16,273
     Parent, non-bank subsidiaries
       and eliminations, net                         (1,176)                  (131)            (316)
                                                 ----------            -----------        ---------
         Total net income                       $    21,213            $    18,100      $    15,957
                                                 ==========            ===========        =========

Assets
     WCB $                                          551,346            $   494,589      $   452,353
     NBG                                            546,539                488,181          417,120
     BNB                                            362,645                      -                -
     PSB                                            177,000                171,186          141,363
     FTB                                            161,763                131,638          122,052
                                                 ----------            -----------        ---------
         Total segment assets                     1,799,293              1,285,594        1,132,888
     Parent, non-bank subsidiaries
       and eliminations, net                         (4,997)                 3,733            3,572
                                                 ----------            -----------        ---------
         Total assets                           $ 1,794,296            $ 1,289,327      $ 1,136,460
                                                ===========             ==========         ========

(16) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are the condensed statements of condition of FII as of December 31, 2001 and 2000, and the condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999:

CONDENSED STATEMENTS OF CONDITION

(Dollars in thousands)                                                          2001               2000
                                                                           -------------      --------------
Assets:
     Cash and due from subsidiaries                                       $        7,186      $       17,116
     Securities available for sale, at fair value                                  1,333               1,215
     Investment in subsidiaries                                                  163,053              89,808
     Accrued dividends receivable from subsidiaries                                    -              22,962
     Other assets                                                                  5,236               4,135
                                                                           -------------       -------------

         Total assets                                                     $      176,808      $      135,236
                                                                           =============       =============

Liabilities and equity:
     Due to subsidiaries                                                  $       16,702      $            -
     Short-term borrowings                                                           500                   -
     Long-term borrowings                                                          5,000                   -
     Other liabilities                                                             5,419               3,618
     Shareholders' equity                                                        149,187             131,618
                                                                           -------------       -------------

         Total liabilities and equity                                     $      176,808      $      135,236
                                                                           =============       =============

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)                                    2001                  2000               1999
                                                    --------------        --------------      --------------

Dividends from subsidiaries                         $       16,643        $       30,115      $        6,088
Other income                                                 7,577                 6,178               5,212
                                                     -------------         -------------       -------------
     Total income                                           24,220                36,293              11,300

Expenses                                                     9,602                 6,190               5,542
                                                     -------------         -------------       -------------

Income before income taxes and equity
   in earnings of subsidiaries                              14,618                30,103               5,758

Income tax benefit (expense)                                   788                   (33)                 93
                                                     -------------         -------------       -------------

Income before equity earnings in subsidiaries               15,406                30,070               5,851

Equity in undistributed earnings (dividends in
   excess of earnings) of subsidiaries                       5,807               (11,970)             10,106
                                                     -------------         -------------       -------------

Net income                                          $       21,213        $       18,100      $       15,957
                                                     =============         =============       =============



CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                    2001                  2000               1999
                                                    --------------        --------------      --------------
Cash flows from operating activities:
   Net income                                       $       21,213        $       18,100      $       15,957
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           711                   620                 842
       Dividends in excess of earnings
         (equity in undistributed earnings)
           of subsidiaries                                  (5,807)               11,970             (10,106)
       Deferred income tax (benefit) expense                  (102)                  (56)                 58
       Decrease (increase) in accrued dividends
         receivable from subsidiaries                       22,962               (22,962)                  -
       Increase in other assets                             (1,139)                 (181)               (141)
       Decrease (increase) in accrued
         expense and other liabilities                       1,562                   230                 (78)
                                                     -------------         -------------       -------------

           Net cash provided by
              operating activities                          39,400                 7,721               6,532
                                                     -------------         -------------       -------------

Cash flows from investing activities:
   Equity investment in subsidiaries, net                  (63,381)                    -                (154)
   Purchase of securities available for sale                     -                  (140)               (520)
   Purchase of premises and equipment, net                  (1,109)                 (340)               (319)
                                                     --------------        -------------       -------------

           Net cash used in
              investing activities                         (64,490)                 (480)               (993)
                                                     -------------         -------------       -------------

Cash flows from financing activities:
   Proceeds from short-term borrowings                         500                     -                   -
   Proceeds from long-term borrowings                        5,000                     -                   -
   Repayment of long-term borrowings                             -                (1,698)                (42)
   Proceeds from issuance of guaranteed
     preferred beneficial interests in
     corporation's junior subordinated
     debentures                                             16,200                     -                   -
   Issuance (repurchase) of preferred
     and common shares, net                                     11                  (425)                (54)
   Dividends paid                                           (6,551)               (5,788)             (4,988)
   Proceeds from initial public offering,
     net of costs                                                -                     -              13,623
                                                     -------------         -------------       -------------

           Net cash provided by (used in)
              financing activities                          15,160                (7,911)              8,539
                                                     -------------         -------------       -------------

Net (decrease) increase in cash and
     cash equivalents                                       (9,930)                 (670)             14,078

Cash and cash equivalents at
     beginning of the year                                  17,116                17,786               3,708
                                                     -------------         -------------       -------------

Cash and cash equivalents at
     end of the year                                $        7,186        $       17,116      $       17,786
                                                     =============         =============       =============

SUPPLEMENTARY DATA (UNAUDITED)

Quarterly Financial Information


                                                                      Income                        Diluted
                                         Net          Provision       Before                     Earnings Per
(Dollars in thousands,                Interest        for Loan        Income           Net          Common
     except per share data)            Income          Losses          Taxes         Income          Share
                                       ------          ------          -----         ------          -----
2001

     First quarter                 $     13,589   $        811   $      7,319    $      4,805   $     0.40
     Second quarter                      15,985          1,026          8,002           5,185         0.43
     Third quarter                       17,138          1,563          8,268           5,360         0.45
     Fourth quarter                      18,062          1,558          8,657           5,863         0.49

2000

     First quarter                 $     12,633   $        835   $      6,712    $      4,294   $     0.36
     Second quarter                      13,090          1,172          6,960           4,449         0.37
     Third quarter                       13,418          1,100          7,231           4,665         0.39
     Fourth quarter                      13,721          1,104          7,001           4,692         0.39


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Buffalo, New York
January 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and all of the executive officers of the Registrant on pages 3, 9, 12 and 13 of the Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 11.      EXECUTIVE COMPENSATION

Information regarding executive compensation on pages 7, 8 and 9 of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners of the Company's management on page 4 of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions on pages 12 and 13 of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)      FINANCIAL STATEMENTS.

              The financial statements listed below and the Independent Auditors' Report are included in this Annual Report on Form 10-K:

                    Independent Auditors' Report

                    Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

                    Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Cash Flows the years ended December 31, 2001, 2000 and 1999

                    Notes to Consolidated Financial Statements

(2)      SCHEDULES.

              All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.



(3)      EXHIBITS.

              The following is a list of all exhibits filed or incorporated by reference as part of this Registration Statement.

  Exhibit No.                      Description                                      Location
-------------     --------------------------------------------         -----------------------------------

      3.1         Amended and Restated Certificate of                  Contained in Exhibit 3.1 of the
                  Incorporation                                        Registrant's Registration Statement
                                                                       on Form S-1 dated June 25, 1999
                                                                       (File No. 333-76865)
                                                                       (The "S-1 Registration Statement")

      3.2         Amended and Restated Bylaws                          Filed Herewith

     10.1         1999 Management Stock Incentive Plan                 Contained in Exhibit 10.1
                                                                       of the S-1 Registration Statement

     10.2         1999 Directors Stock Incentive Plan                  Contained in Exhibit 10.2
                                                                       of the S-1 Registration Statement

     10.3         Employment Agreement for                             Filed Herewith
                  Peter G. Humphrey

     10.4         Employment Agreement for                             Filed Herewith
                  John R. Koelmel

     10.5         Employment Agreement for                             Filed Herewith
                  Jon J. Cooper

     10.6         Employment Agreement for                             Filed Herewith
                  Thomas L. Kime

     10.7         Employment Agreement for                             Filed Herewith
                  Douglas McCabe

     10.8         Employment Agreement for                             Filed Herewith
                  Randolph C. Brown

     10.9         Employment Agreement for                             Filed Herewith
                  Patrick C. Burke

     11.1         Statement of Computation of Per Share Earnings       Contained in Note 1 of the
                                                                       Registrant's Consolidated
                                                                       Financial Statements Under
                                                                       Item 8 Filed Herewith

     21.1         Subsidiaries of Financial Institutions, Inc.         Filed Herewith

     23.1         Consent of KPMG LLP                                  Filed Herewith



     (B) REPORTS ON FORM 8-K

         The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FINANCIAL INSTITUTIONS, INC.

Date:  March 11, 2002                 By:  /s/ Peter G. Humphrey
                                           ---------------------

                                         Peter G. Humphrey
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                             Title                                     Date

/s/ Peter G. Humphrey                                                               March 11, 2002
-------------------------------       President, Chief Executive
Peter G. Humphrey                     Officer (Principal Executive
                                      Officer), Chairman of the
                                      Board and Director

/s/ John R. Koelmel                                                                 March 11, 2002
-------------------------------       Senior Vice President
John R. Koelmel                       and Chief Administrative Officer

/s/ Ronald A. Miller                                                                March 11, 2002
-------------------------------       Senior Vice President
Ronald A. Miller                      and Chief Financial Officer
                                      (Principal Accounting Officer)

/s/ W.J. Humphrey, Jr.                Director                                      March 11, 2002
-------------------------------
W.J. Humphrey, Jr.

/s/ Jon J. Cooper                     Director and Senior Vice President            March 11, 2002
-------------------------------
Jon J. Cooper

/s/ Barton P. Dambra                  Director                                      March 11, 2002
-------------------------------
Barton P. Dambra

/s/ Samuel M. Gullo                   Director                                      March 11, 2002
-------------------------------
Samuel M. Gullo

/s/ Thomas L. Kime                    Director and Senior Vice President            March 11, 2002
-------------------------------
Thomas L. Kime

/s/ H. Jack South                     Director                                      March 11, 2002
-------------------------------
H. Jack South

/s/ John Tyler, Jr.                   Director                                      March 11, 2002
-------------------------------
John Tyler, Jr.

/s/ Bryan G. vonHahmann               Director                                      March 11, 2002
-------------------------------
Bryan G. vonHahmann

/s/ James H. Wycoff                   Director                                      March 11, 2002
-------------------------------
James H. Wycoff

/s/ Douglas L. McCabe                 Director and Senior Vice President            March 11, 2002
-------------------------------
Douglas L. McCabe

/s/ Randy C. Brown                    Director and Senior Vice President            March 11, 2002
-------------------------------
Randy C. Brown
