Form 10-Q
period 2002-03-31
FINANCIAL INSTITUTIONS INC
filed 2002-05-14
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         Commission File Number 0-26481

                          FINANCIAL INSTITUTIONS, INC.

             (Exact Name of Registrant as specified in its charter)

                NEW YORK                               16-0816610

     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

      220 Liberty Street Warsaw, NY                       14569
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

            CLASS                                     OUTSTANDING AT MAY 1, 2002
Common Stock, $0.01 par value                              11,028,251 shares

                          FINANCIAL INSTITUTIONS, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of
              March 31, 2002 and December 31, 2001                                      3

            Consolidated Statements of Income for the three months ended
              March 31, 2002 and 2001                                                   4

            Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 and 2001                                                   5

            Consolidated Statements of Changes in Shareholders' Equity and
              Comprehensive Income for the three months ended
              March 31, 2002                                                            6

            Notes to Consolidated Financial Statements                                  7

Item 2.     Management Discussion and Analysis of Financial Condition and
              Results of Operations                                                    11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                 21

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                           22

SIGNATURES

EXHIBITS

Item 1. Financial Statements

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       March 31,     December 31,
(Dollars in thousands, except per share amounts)                         2002            2001
                                                                      -----------    ------------
Assets
Cash, due from banks and interest-bearing deposits                    $    46,316    $    52,171
Federal funds sold                                                         23,404          1,000
Securities available for sale, at fair value                              486,949        428,423
Securities held to maturity (fair value of $61,395 and
     $62,317 at March 31, 2002 and December 31, 2001, respectively)        60,596         61,281
Loans, net                                                              1,158,851      1,146,976
Premises and equipment, net                                                25,181         24,467
Goodwill                                                                   36,709         36,829
Other assets                                                               46,220         43,149
                                                                      -----------    -----------

       Total assets                                                   $ 1,884,226    $ 1,794,296
                                                                      ===========    ===========

Liabilities and Shareholders' Equity

Liabilities:

Deposits:
     Demand                                                           $   204,539    $   224,628
     Savings, money market and interest-bearing checking                  687,678        572,563
     Certificates of deposit                                              628,982        636,467
                                                                      -----------    -----------
       Total deposits                                                   1,521,199      1,433,658

Short-term borrowings                                                      95,903        103,770
Long-term borrowings                                                       75,380         70,419
Guaranteed preferred beneficial interests in
   Company's junior subordinated debentures                                16,200         16,200
Accrued expenses and other liabilities                                     22,800         21,062
                                                                      -----------    -----------

       Total liabilities                                                1,731,482      1,645,109

Shareholders' equity:

3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding
     1,666 shares at March 31, 2002 and December 31, 2001                     167            167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding
     175,855 shares at March 31, 2002 and December 31, 2001                17,585         17,585
Common stock, $ 0.01 par value, authorized 50,000,000 shares,
     issued 11,303,533 at March 31, 2002 and December 31, 2001                113            113
Additional paid-in capital                                                 17,207         17,195
Retained earnings                                                         117,636        112,786
Accumulated other comprehensive income                                      1,165          2,176
Treasury stock, at cost - 293,772 shares at March 31, 2002
     and 282,219 shares at December 31, 2001                               (1,129)          (835)
                                                                      -----------    -----------

       Total shareholders' equity                                         152,744        149,187
                                                                      -----------    -----------

       Total liabilities and shareholders' equity                     $ 1,884,226    $ 1,794,296
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
(Dollars in thousands, except per share amounts)       2002        2001
                                                     --------    -------
Interest income:
     Loans                                           $ 22,045    $20,848
     Securities                                         6,396      4,821
     Other                                                119         85
                                                     --------    -------

         Total interest income                         28,560     25,754
                                                     --------    -------

Interest expense:
     Deposits                                           8,658     11,196
     Borrowings                                         1,406        788
     Guaranteed preferred beneficial interests in
       Company's junior subordinated debentures           419        181
                                                     --------    -------

         Total interest expense                        10,483     12,165
                                                     --------    -------

Net interest income                                    18,077     13,589

Provision for loan losses                               1,007        811
                                                     --------    -------

         Net interest income after
              provision for loan losses                17,070     12,778
                                                     --------    -------

Noninterest income:
     Service charges on deposits                        2,327      1,319
     Financial services group fees and commissions      1,305        386
     Mortgage banking revenues                            943        519
     (Loss) gain on securities transactions              (196)       185
     Other                                                558        376
                                                     --------    -------

         Total noninterest income                       4,937      2,785
                                                     --------    -------

Noninterest expense:
     Salaries and employee benefits                     6,921      4,757
     Occupancy and equipment                            1,830      1,288
     Supplies and postage                                 579        416
     Amortization of intangible assets                    214        176
     Professional fees                                    334        218
     Other                                              2,222      1,389
                                                     --------    -------

         Total noninterest expense                     12,100      8,244
                                                     --------    -------

Income before income taxes                              9,907      7,319

Income taxes                                            3,250      2,514
                                                     --------    -------

Net income                                           $  6,657    $ 4,805
                                                     ========    =======

Earnings per common share:

     Basic                                           $   0.57    $  0.40
     Diluted                                         $   0.56    $  0.40

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 ---------------------
(Dollars in thousands)                                                              2002        2001
                                                                                 ---------    --------
Cash flows from operating activities:
     Net income                                                                  $   6,657    $  4,805
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                               1,284         832
         Provision for loan losses                                                   1,007         811
         Deferred income tax benefit                                                  (141)       (273)
         Loss (gain) on securities transactions                                        196        (185)
         Gain on sale of loans                                                        (487)       (260)
         Loss (gain) on sale of other assets                                           134         (12)
         Minority interest in net income of subsidiaries                                24          23
         Decrease (increase) in other assets                                           181        (863)
         Increase in accrued expenses and other liabilities                          1,719       3,213
                                                                                 ---------    --------
                  Net cash provided by operating activities                         10,574       8,091

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                                       (233,227)    (72,699)
         Held to maturity                                                           (4,202)     (4,577)
     Proceeds from maturity and call of securities:
         Available for sale                                                        135,795      66,806
         Held to maturity                                                            4,840       3,774
     Proceeds from sale and call of securities                                      36,648       3,965
     Equity investment in Mercantile Adjustment Bureau, LLC                         (2,500)         --
     Increase in loans, net                                                        (12,394)    (10,019)
     Proceeds from sales of premises and equipment                                       5          24
     Purchase of premises and equipment, net                                        (1,536)     (1,038)
                                                                                 ---------    --------
                  Net cash used in investing activities                            (76,571)    (13,764)

Cash flows from financing activities:
     Increase in deposits, net                                                      87,541      51,859
     Decrease in short-term borrowings, net                                         (7,867)    (27,126)
     Proceeds from long-term borrowings                                              5,056          42
     Repayment of long-term borrowings                                                 (95)        (39)
     Proceeds from guaranteed preferred beneficial interests in
       Company's junior subordinated debentures, net of costs                           --      15,713
     Repurchase of preferred and common shares, net                                   (282)         (2)
     Dividends paid                                                                 (1,807)     (3,164)
                                                                                 ---------    --------
                  Net cash provided by financing activities                         82,546      37,283
                                                                                 ---------    --------

Net increase in cash and cash equivalents                                           16,549      31,610

Cash and cash equivalents at the beginning of the period                            53,171      30,152
                                                                                 ---------    --------

Cash and cash equivalents at the end of the period                               $  69,720    $ 61,762
                                                                                 =========    ========

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                                  $  11,255    $ 11,157
       Income taxes                                                                    890         625

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                        3%          8.48%                   Additional
(Dollars in thousands,                              Preferred     Preferred     Common        Paid-in      Retained
     except per share amounts)                        Stock         Stock        Stock        Capital      Earnings
                                                    ---------     ---------    ---------     ---------     ---------
Balance - December 31, 2001                         $     167     $  17,585    $     113     $  17,195     $ 112,786

Purchase of 12,793 shares of common stock                  --            --           --            --            --

Issue 1,240 shares of common stock-directors plan          --            --           --            12            --


Comprehensive income:

     Net income                                            --            --           --            --         6,657

     Unrealized loss on securities available
       for sale (net of tax of $(759))                     --            --           --            --            --

     Reclassification adjustment for losses
       included in net income (net of tax of $79)          --            --           --            --            --


     Net unrealized loss on securities available
       for sale (net of tax of $(680))                     --            --           --            --            --


         Total comprehensive income                        --            --           --            --            --


Cash dividends declared:

     3% Preferred - $0.75 per share                        --            --           --            --            (1)

     8.48% Preferred - $2.12 per share                     --            --           --            --          (373)

     Common - $0.13 per share                              --            --           --            --        (1,433)
                                                    ---------     ---------    ---------     ---------     ---------

Balance - March 31, 2002                            $     167     $  17,585    $     113     $  17,207     $ 117,636
                                                    =========     =========    =========     =========     =========

                                                     Accumulated
                                                        Other
                                                    Comprehensive                 Total
(Dollars in thousands,                                 Income      Treasury   Shareholders'
     except per share amounts)                          (Loss)       Stock        Equity
                                                      ---------    ---------    ---------
Balance - December 31, 2001                           $   2,176    $    (835)   $ 149,187

Purchase of 12,793 shares of common stock                    --         (299)        (299)

Issue 1,240 shares of common stock-directors plan            --            5           17

Comprehensive income:

     Net income                                              --           --        6,657

     Unrealized loss on securities available
       for sale (net of tax of $(759))                   (1,128)          --       (1,128)

     Reclassification adjustment for losses
       included in net income (net of tax of $79)           117           --          117
                                                                                ---------

     Net unrealized loss on securities available
       for sale (net of tax of $(680))                       --           --       (1,011)
                                                                                ---------

         Total comprehensive income                          --           --        5,646
                                                                                ---------

Cash dividends declared:

     3% Preferred - $0.75 per share                          --           --           (1)

     8.48% Preferred - $2.12 per share                       --           --         (373)

     Common - $0.13 per share                                --           --       (1,433)
                                                      ---------    ---------    ---------

Balance - March 31, 2002                              $   1,165    $  (1,129)   $ 152,744
                                                      =========    =========    =========

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

The consolidated financial statements include the accounts of FII, its five banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (99.10% owned) ("NBG"), The Pavilion State Bank (100% owned) ("PSB"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". Also included are the accounts of the FII Financial Services Group, which includes Burke Group, Inc. (100% owned) ("BGI") and The FI Group, Inc. (100% owned) ("FIGI"). BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary.

In February 2001, the Company formed FISI Statutory Trust I ("FISI") (100% owned), to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of BNB. The capital securities are identified on the statement of financial condition as guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders' equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities, and revenues and expenses for the period. Actual results could differ from those estimates. Amounts in the prior period consolidated financial statements are reclassified when necessary to conform with the current period presentation.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with any impairment losses charged to earnings when they occur. As described in Note 4, the Company was required to adopt SFAS No. 142 effective January 1, 2002 and, accordingly, ceased the amortization of goodwill on that date. Intangible assets other than goodwill continue to be amortized over their estimated useful lives.

(2) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

                                                           Three Months Ended
                                                                  March 31,
                                                           ------------------
(Dollars and shares in thousands)                            2002       2001
                                                           -------   -------

Net income                                                 $ 6,657   $ 4,805
Less: Preferred stock dividends                                374       374
                                                           -------   -------
Net income available to common shareholders                $ 6,283   $ 4,431
                                                           =======   =======

Average number of common shares outstanding
     used to calculate basic earnings per common share      11,014    10,987

Add: Effect of dilutive options                                203        21
                                                           -------   -------

Average number of common shares
     used to calculate diluted earnings per common share    11,217    11,008
                                                           =======   =======

(3) Mergers and Acquisitions

On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC") , and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, has been recorded as goodwill. Goodwill recognized with respect to the merger was approximately $37.1 million. Goodwill amortization in 2001, using the straight-line method over 15 years, totaled $1.7 million. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002. The results of operations for BNB are included in the income statement from the date of acquisition.

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, of approximately $1.3 million, has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset attributable to customer lists, which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statement from the date of acquisition.

Subsequent Event

On May 1, 2002, FII acquired all of the outstanding stock of the Bank of Avoca ("BOA") in exchange for 47,055 shares of FII stock. BOA had total assets of approximately $18 million, with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $0.5 million will be recorded as goodwill. Subsequent to the acquisition, BOA was merged with BNB.

(4) Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually. Identifiable intangible assets acquired in a business combination are amortized over their useful lives.

Goodwill resulting from the BNB and BGI transactions amounted to $36.7 million and $36.8 million at March 31, 2002 and December 31, 2001, respectively. At March 31, 2001, the Company had no goodwill. There is no goodwill amortization included in the results of operations for the first quarter of 2002 or 2001.

The Company has other intangible assets of $2.1 million and $2.4 million at March 31, 2002 and December 31, 2001, respectively. The other intangible assets are included in other assets on the Consolidated Statement of Financial Condition. The following table details the major classes of amortizable intangible assets as of March 31, 2002.

                                         Gross Carrying        Accumulated
(Dollars in thousands)                       Amount           Amortization
                                         --------------       ------------
Other intangible assets
     Core deposits                           $8,749             $(7,076)
     Customer list                              500                 (50)
                                             ------             -------

         Total other intangible assets       $9,249             $(7,126)
                                             ======             =======

Intangible amortization was $214,000 for the quarter ended March 31, 2002 compared to $176,000 for the same quarter last year. Amortization is estimated to be $844,000 for 2002, $832,000 for 2003, $415,000 for 2004, $137,000 for
2005, and $109,000 for 2006.

(5) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, PSB and FTB as the Company evaluates performance on an individual bank basis. The reportable segment information as of and for the three months ended March 31, 2002 and 2001 follows:

(Dollars in thousands)                                         2002           2001
                                                           -----------    -----------
Net interest income
     WCB                                                   $     6,051    $     5,624
     NBG                                                         5,312          4,675
     BNB                                                         3,096             --
     PSB                                                         2,123          1,920
     FTB                                                         1,952          1,384
                                                           -----------    -----------
         Total segment net interest income                      18,534         13,603

     Parent, non-bank subsidiaries and eliminations, net          (457)           (14)
                                                           -----------    -----------

         Total net interest income                         $    18,077    $    13,589
                                                           ===========    ===========

Net income
     WCB                                                   $     2,333    $     1,986
     NBG                                                         2,284          1,784
     BNB                                                         1,021             --
     PSB                                                           679            622
     FTB                                                           670            397
                                                           -----------    -----------
         Total segment net income                                6,987          4,789

     Parent, non-bank subsidiaries and eliminations, net          (330)            16
                                                           -----------    -----------

         Total net income                                  $     6,657    $     4,805
                                                           ===========    ===========

Assets
     WCB                                                   $   554,574    $   528,614
     NBG                                                       554,498        493,163
     BNB                                                       405,378             --
     PSB                                                       174,545        174,460
     FTB                                                       182,116        135,092
                                                           -----------    -----------
         Total segment assets                                1,871,111      1,331,329

     Parent, non-bank subsidiaries and eliminations, net        13,115          6,252
                                                           -----------    -----------

         Total assets                                      $ 1,884,226    $ 1,337,581
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

Overview

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                          At or For the Three Months Ended March 31,
                                                                    -------------------------------------------------------
                                                                       2002               2001        $ Change    % Change
                                                                       ----               ----        --------    --------
Per common share data:
  Net income - basic                                                     $0.57             $0.40         $0.17          43%
  Net income - diluted                                                   $0.56             $0.40         $0.16          40%
  Cash dividends declared                                                $0.13             $0.11         $0.02          18%
  Book value                                                            $12.26            $10.88         $1.38          13%
Common shares outstanding:
  Weighted average shares - basic                                   11,013,548        10,986,721
  Weighted average shares - diluted                                 11,217,430        11,007,822
  Period end                                                        11,009,761        10,986,721
Performance ratios, annualized:
  Return on average assets                                                1.47%             1.50%
  Return on average common equity                                        18.83%            15.38%
  Common dividend payout ratio                                           22.81%            27.50%
  Net interest margin (tax-equivalent)                                    4.53%             4.65%
  Efficiency ratio                                                       48.69%            47.18%
Asset quality ratios:
    Nonperforming loans to total loans                                    0.89%             0.86%
    Nonperforming assets to total loans and other real estate             0.99%             0.96%
    Net loan charge-offs to average loans                                 0.20%             0.10%
    Allowance for loan losses to total loans                              1.65%             1.61%
    Allowance for loan losses to nonperforming loans                       186%              188%
Capital ratios:
  Average common equity to average total assets                           7.39%             8.97%
  Leverage ratio                                                          7.10%            11.49%
  Tier 1 risk based capital ratio                                        10.02%            15.82%
  Risk-based capital ratio                                               11.45%            17.07%

First quarter net income increased 39% to $6.7 million for 2002 compared to $4.8 million for the first three months of 2001. Diluted earnings per common share increased to $0.56 for the first quarter of 2002 compared to $0.40 in the 2001 period. Return on average common equity was 18.83% for the three months ended March 31, 2002 compared to 15.38% for the same period last year. The first quarter operating results reflect the continuing effectiveness of our super community banking strategy and the benefits of the prior year acquisitions of Bath National Bank (BNB) and the Burke Group, Inc. (BGI).

In the first quarter of 2002, net interest income increased 33% to $18.1 million compared to $13.6 million in the first quarter of 2001. Growth in average earning assets of 38% primarily drove that increase as net interest margin decreased to 4.53% from 4.65%. The growth in average earning assets is the result of the continued expansion of our commercial loan portfolio, higher levels of investment securities, and the BNB assets acquired in 2001. The decreasing net interest margin continues to reflect the effects of incremental asset growth at lower margins from increasing price competitiveness in loan and deposit products in a period of declining market interest rates.

Lending Activities

Set forth below is selected information concerning the composition of the Company's loan portfolio at the dates indicated.

                             March 31,     December 31,    March 31,
(Dollars in thousands)         2002            2001          2001
                            -----------    ------------   ----------

Commercial                  $   241,864    $   232,379    $ 171,126
Commercial real estate          295,585        274,702      175,390
Agricultural                    183,102        186,623      167,700
Residential real estate         229,687        240,141      194,752
Consumer and home equity        228,096        232,205      188,228
                            -----------    -----------    ---------
     Total loans, gross       1,178,334      1,166,050      897,196
Allowance for loan losses       (19,483)       (19,074)     (14,466)
                            -----------    -----------    ---------

     Total loans, net       $ 1,158,851    $ 1,146,976    $ 882,730
                            ===========    ===========    =========

The significant loan growth from March 31, 2001 relates primarily to the acquisition of BNB, which accounted for $189 million of the increase, with the balance of $92 million generated principally from the continuing expansion of the commercial loan portfolio.

The following table presents, at the dates indicated, the percentage of loans represented by each loan type.

                             March 31,     December 31,    March 31,
(Dollars in thousands)          2002           2001          2001
                            ----------     ------------   ----------

Commercial                       20.5%            19.9%         19.1%
Commercial real estate           25.1             23.6          19.5
Agricultural                     15.5             16.0          18.7
Residential real estate          19.5             20.6          21.7
Consumer and home equity         19.4             19.9          21.0
                            ---------       ----------    ----------
     Total loans                100.0            100.0         100.0
                            =========       ==========    ==========

Commercial and commercial real estate loans are becoming an increasingly significant portion of the portfolio as the Company expands into the suburban markets of Erie and Monroe County. Conversely, agricultural loans are a diminishing percentage of the portfolio. Also, the table indicates the declining percentage of residential real estate loans to total loans, which is a direct result of the Company's decision to sell most newly originated residential real estate loans. Loans held for sale amounted to $8.4 million, $10.6 million and $3.8 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets increased to $11.6 million at March 31, 2002 as a result of nonperforming assets acquired with BNB. The Company's ratio of nonperforming loans to total loans of 0.89% at March 31, 2002, increased slightly from the ratio of 0.86% at December 31, 2001. The overall level of nonperforming assets as a percentage of total loans and other real estate was 0.99% at March 31, 2002, comparable to 0.94% at December 31, 2001.

The following table sets forth information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

                                                                 March 31,   December 31,     March 31,
(Dollars in thousands)                                             2002          2001           2001
                                                                 ---------   ------------     ---------
Nonaccruing loans (1)
Commercial                                                         $ 2,480        $ 2,623        $  915
Commercial real estate                                               3,943          3,344         1,810
Agricultural                                                         1,412          1,529         2,889
Residential real estate                                              1,173            921           869
Consumer and home equity                                               749            541           481
                                                                   -------        -------        ------
     Total nonaccruing loans                                         9,757          8,958         6,964

Accruing loans 90 days or more delinquent                              743          1,064           717
                                                                   -------        -------        ------

Total nonperforming loans                                           10,500         10,022         7,681

Other real estate owned                                              1,125            947           950
                                                                   -------        -------        ------

Total nonperforming assets                                         $11,625        $10,969        $8,631
                                                                   =======        =======        ======

Total nonperforming loans to total loans                              0.89%          0.86%         0.86%

Total nonperforming assets to total loans and other real estate       0.99%          0.94%         0.96%

(1) Loans are placed on nonaccrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of credit losses inherent in the loan portfolio. Periodic, systematic reviews of each banks' portfolios are performed to identify inherent losses. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses inherent in each loan category based on the results of this detailed review. The process used by the Company to determine the appropriate overall allowance for loan losses is based on this analysis.


The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                              Three Months Ended
                                                              ------------------
                                                                   March 31,
(Dollars in thousands)                                          2002       2001
                                                              -------    -------
Balance at beginning of period                                $19,074    $13,883

Charge-offs:
     Commercial                                                   227         53
     Commercial real estate                                       144         60
     Agricultural                                                  29         --
     Residential real estate                                       29         42
     Consumer and home equity                                     304        151
                                                              -------    -------
         Total charge-offs                                        733        306
Recoveries:
     Commercial                                                     9          7
     Commercial real estate                                         3         10
     Agricultural                                                  31         --
     Residential real estate                                       --         --
     Consumer and home equity                                      93         61
                                                              -------    -------
         Total recoveries                                         135         78
Net charge-offs                                                   598        228
Provision for loan losses                                       1,007        811
                                                              -------    -------

Balance at end of period                                      $19,483    $14,466
                                                              =======    =======

Ratio of net loan charge-offs to average loans (annualized)      0.20%      0.10%

Ratio of allowance for loan losses to total loans                1.65%      1.61%

Ratio of allowance for loan losses to nonperforming loans         186%       188%

The higher level of charge-offs during the first quarter of 2002 reflects an overall softening of economic conditions in the Company's markets.

Investing Activities

U.S. Treasury and Agency Securities: At March 31, 2002, the U.S. Treasury and Agency securities portfolio totaled $144.3 million, of which $142.3 million was classified as available for sale. The portfolio consisted of $7.1 million in U.
S. Treasury securities and $137.2 million in U. S. federal agency securities. The U. S. federal agency security portfolio consists almost exclusively of callable securities. At December 31, 2001, the U.S. Treasury and Agency securities portfolio totaled $185.4 million ($15.5 million acquired from BNB at acquisition), of which $183.5 million was classified as available for sale.

State and Municipal Obligations: At March 31, 2002, the portfolio of state and municipal obligations totaled $208.3 million, of which $149.7 million was classified as available for sale. $58.6 million was classified as held to maturity. At December 31, 2001, the portfolio of state and municipal obligations totaled $202.6 million ($40.2 million acquired in the BNB acquisition), of which $143.2 million was classified as available for sale.

Mortgage-Backed Securities: At March 31, 2002, the Company had $183.4 million in mortgage-backed securities, all classified as available for sale. At December 31, 2001, the Company had $90.0 million ($23.0 million acquired from BNB at acquisition) in mortgage-backed securities, all classified as available for sale. The significant increase in mortgage-backed securities in the first three months of 2002 relates to more favorable yields on new purchases of this class of securities.

Corporate Bonds: The corporate bond portfolio at March 31, 2002 totaled $7.5 million, all of which was classified as available for sale. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated at inception as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services. The corporate bond portfolio at December 31, 2001 totaled $7.9 million ($3.1 million acquired in the BNB acquisition), all of which was classified as available for sale.

Equity Securities: At March 31, 2002, equity securities totaled $4.0 million, all of which was classified as available for sale. Included in the portfolio is $2.9 million of FHLMC preferred stock. At December 31, 2001, equity securities totaled $3.8 million, all of which was classified as available for sale.

Equity Investments: On February 28, 2002, the Company made a $2.5 million cash investment to acquire a 50% interest in Mercantile Adjustment Bureau, LLC, a full-service accounts receivable management firm located in Rochester, New York.

Funding Activities

Deposits: The banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.3 billion or 86.2% of total deposits of $1.5 billion at March 31, 2002. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $373.8 million at March 31, 2002 compared to $292.6 million at December 31, 2001. The increase is a result of the Company's continuing expansion in this line of business as market opportunities have arisen from the exit of competitors. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $209.4 million as of March 31, 2002, largely from in-market municipal, business and individual customers. As of March 31, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $45.0 million.

Total deposits at December 31, 2001 amounted to $1.4 billion. Core deposit products were $1.2 million or 83.6% of total deposits at December 31, 2001. Certificates of deposit over $100,000 totaled $234.5 million at December 31, 2001, which included $45.0 million in brokered certificates of deposit.

Non-Deposit Sources of Funds: The Company's most significant source of non-deposit funds are FHLB borrowings. FHLB advances outstanding as of March 31, 2002 amounted to $112.1 million and include both short and long-term advances, which mature on various dates through 2011. The Company had $40.5 million of remaining credit available under lines of credit with the FHLB at March 31, 2002, which are collateralized by FHLB stock and real estate mortgage loans. As of December 31, 2001, FHLB advances outstanding amounted to $107.3 million. The Company also utilizes securities sold under agreements to repurchase as a source of funds. The short-term repurchase agreements amounted to $52.3 million and $44.0 million as of March 31, 2002 and December 31, 2001, respectively.

In 2001, the Company established FISI Statutory Trust I (the "Trust") . The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of March 31, 2002, all but $2.2 million of the capital securities qualified as Tier I capital under regulatory definitions. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. Also, in 2001, the Company obtained lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $50.0 million. As of March 31, 2002, advances totaling $1.0 million were outstanding against the Farmer Mac lines.

Net Income Analysis

Average Balance Sheet The table on the following page sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities as of and for the three months ended March 31, 2002 and 2001. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccruing loans are included in the yield calculations in this table.

                                                                        For The Three Months Ended March 31,
                                                                        ------------------------------------
                                                                2002                                            2001
                                                                ----                                            ----
                                                  Average       Interest     Annualized      Average        Interest     Annualized
                                                Outstanding      Earned/       Yield/      Outstanding       Earned/       Yield/
(Dollars in thousands)                            Balance          Paid         Rate         Balance           Paid         Rate
                                                -----------     --------     ----------    -----------      --------     ----------
Interest-earning assets:
Federal funds sold and interest-bearing
deposits                                       $    27,610    $       119          1.75%   $     6,696    $        86          5.21%
Investment securities (1):
   Taxable                                         302,633          4,258          5.63%       214,872          3,365          6.27%
   Non-taxable                                     205,771          3,291          6.40%       128,757          2,240          6.96%
                                               -----------    -----------   -----------    -----------    -----------   -----------
      Total investment securities                  508,404          7,549          5.94%       343,629          5,605          6.53%
Loans (2):
   Commercial and agricultural                     707,750         12,457          7.14%       505,828         11,797          9.46%
   Residential real estate                         234,014          4,900          8.38%       198,803          4,517          9.09%
   Consumer and home equity                        229,885          4,688          8.27%       186,440          4,533          9.86%
                                               -----------    -----------   -----------    -----------    -----------   -----------
      Total loans                                1,171,649         22,045          7.61%       891,071         20,847          9.46%
                                               -----------    -----------   -----------    -----------    -----------   -----------
        Total interest-earning assets            1,707,663         29,713          7.02%     1,241,396         26,538          8.62%
                                               -----------    -----------   -----------    -----------    -----------   -----------
Allowance for loans losses                         (19,286)                                    (14,123)
Other non-interest earning assets                  143,221                                      75,240
                                               -----------                                 -----------
          Total assets                         $ 1,831,598                                 $ 1,302,513
                                               ===========                                 ===========
Interest-bearing liabilities:
Interest-bearing checking                          309,808          1,117          1.46%       124,525            393          1.28%
Savings and money market                           332,300          1,327          1.62%       196,388          1,275          2.63%
Certificates of deposit                            623,702          6,214          4.04%       625,236          9,527          6.18%
Borrowed funds                                     166,268          1,407          3.43%        53,949            788          5.92%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated
   debentures                                       16,200            419         10.49%         6,840            181         10.73%
                                               -----------    -----------   -----------    -----------    -----------   -----------
        Total interest-bearing liabilities       1,448,278         10,484          2.94%     1,006,938         12,164          4.90%
                                               -----------    -----------   -----------    -----------    -----------   -----------
Non-interest bearing demand deposits               208,533                                     143,235
Other non-interest-bearing liabilities              21,704                                      17,779
                                               -----------                                 -----------
        Total liabilities                        1,678,515                                   1,167,952
Shareholders' equity (3)                           153,083                                     134,561
                                               -----------                                 -----------
         Total liabilities and
           shareholders' equity                $ 1,831,598                                 $ 1,302,513
                                               ===========                                 ===========
Net interest income                                           $    19,229                  $    14,374
                                                              ===========                  ===========
Net interest rate spread                                                           4.08%                                       3.72%
                                                                            ===========                                 ===========
Net earning assets                                            $   259,385                  $   234,458
                                                              ===========                  ===========
Net interest income as a percentage of
   average interest-earning assets (4)                                             4.53%                                       4.65%
                                                                            ===========                                 ===========
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                          117.91%                                     123.28%
                                                                            ===========                                 ===========

(1) Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order for pre-tax income and resultant yields on tax-exempt securities to be comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)   Net of deferred loan fees and costs, and loan discounts and premiums.

(3)   Includes gains (losses) on securities available for sale.

(4) The net interest margin is equal to net interest income divided by average interest-earning assets and is presented on an annualized basis.

Net Interest Income

Net interest income, the principal source of the Company's earnings, was $18.1 million for the first quarter of 2002, a $4.5 million or 33% increase over the first quarter of 2001. The increase relates primarily to net interest income for BNB during the first quarter of 2002 of $3.1 million. Average earning assets increased 38% to $1.7 billion for the three months ended March 31, 2002. Otherwise, the continuing growth in earning assets was partially offset by a 12 basis point decline in net interest margin. Net interest margin, on a tax-equivalent basis, was 4.53% and 4.65%, for the three months ended March 31, 2002 and 2001, respectively.

The decline in net interest margin can be attributed to a number of factors which include: the declining rate environment in 2001; increased competitive rate pressures for additional loan assets; and, the continuing shift in the mix of funding sources. The yield on interest-earning assets declined 160 basis points to 7.02% for the first quarter of 2002, from 8.62% for the first quarter of 2001. Similarly, the cost of interest-bearing liabilities decreased 196 basis points to 2.94% for the three months ended March 31, 2002, from 4.90% for the three months ended March 31, 2001, resulting in an increase in net interest spread to 4.08% from 3.72%. Net interest income as a percentage of average interest-earning assets declined to 4.53% from 4.65%, due to a lower percentage of interest-earning assets being funded by non-interest bearing liabilities.

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

                                                     1st Quarter 2002 Compared to 1st Quarter 2001
                                                   -------------------------------------------------
                                                     Increase (Decrease) Due to      Total Increase/
(Dollars in thousands)                                   Volume            Rate         (Decrease)
                                                   -------------------    ------     ---------------
Interest-earning assets:
  Federal funds sold and interest-bearing deposits     $    90          $   (57)         $    33
  Investment securities:
     Taxable                                             1,237             (344)             893
     Non-taxable                                         1,231             (180)           1,051
                                                       -------          -------          -------
       Total investment securities                       2,468             (524)           1,944
                                                       -------          -------          -------
  Loans:
     Commercial and agricultural                         3,756           (3,096)             660
     Residential real estate                               734             (351)             383
     Consumer and home equity                              886             (731)             155
                                                       -------          -------          -------
       Total loans                                       5,376           (4,178)           1,198
                                                       -------          -------          -------
          Total interest-earning assets                  7,934           (4,759)           3,175

Interest-bearing liabilities:
  Interest-bearing checking                                669               55              724
  Savings and money market                                 522             (470)              52
  Certificates of deposit                                  (15)          (3,298)          (3,313)
  Borrowed funds                                           950             (331)             619
  Guaranteed preferred beneficial interests in
     Corporation's junior subordinated debentures          238               --              238
                                                       -------          -------          -------
          Total interest-bearing liabilities             2,364           (4,044)          (1,680)
                                                       -------          -------          -------

Net interest income                                    $ 5,570          $  (715)         $ 4,855
                                                       =======          =======          =======

Provision for Loan Losses

The provision for loan losses for the first quarter of 2002 was $1.0 million, compared to $811,000 for the 2001 quarter. Net loan charge-offs were $598,000 for the first quarter of 2002 or 0.20% of average loans compared to $228,000 or 0.10% of average loans in the same period last year. The higher loan charge-offs reflects the effects of the expansion of the portfolio coupled with the impact of the economic slowdown. Nonetheless, the ratio of nonperforming assets to total loans and other real estate of 0.99% at March 31, 2002 is comparable to 0.96% a year ago. Similarly, the ratio of the allowance for loan losses to nonperforming loans was 186% at March 31, 2002, compared to 188% a year earlier. The ratio of the allowance for loan losses to total loans improved to 1.65% at March 31, 2002, compared to 1.61% a year ago.

Noninterest Income

Noninterest income increased 77% in the first quarter of 2002 to $4.9 million from $2.8 million for the first quarter of 2001. This increase can be attributed to a combination of fees and commissions generated by the newly acquired BGI, an increase in mortgage banking revenue, and continuing growth in deposits and the related service fees. Financial Services Group fees and commissions, which include BGI revenue, were $1.3 million for the first three months of 2002, an increase of $0.9 million from the same period last year. BGI accounted for $781,000 of this increase, with the remainder relating to the ongoing expansion of the investment brokerage and trust businesses. Mortgage banking revenues totaled $943,000 during the first quarter of 2002, up from $519,000 for the same period last year. The relatively low interest rate environment over the past year has fueled significant mortgage refinancings and secondary market residential mortgage loan sales, which has ultimately resulted in an increase in gain on sale of loans and loan servicing income. At March 31, 2002 the Company had an off-balance sheet portfolio of residential mortgage loans serviced for others of $270 million, a 47% increase from $184 million at March 31, 2001.

Noninterest Expense

Noninterest expense for the first quarter of 2002 totaled $12.1 million compared with $8.2 million for the first quarter of 2001. The increase substantially results from $2.8 million of operating expenses of the acquired companies, BNB and BGI. The remainder of the increase relates to ongoing additions to staffing and other resources necessary to support our continuing expansion of lending activities, product lines and delivery channels. While these additional costs are needed to support the Company's growth, corresponding revenue increases have resulted in only a limited increase in our efficiency ratio to 48.7%, compared to 47.2% for the same period a year ago.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $3.3 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively. While the increase corresponds to increased levels of taxable income, the effective tax rate for first quarter 2002 decreased to 32.8%, compared to 34.3% for first quarter 2001 as a result of an increase in holdings of tax-exempt securities.

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

The Company's cash and cash equivalents were $69.7 million at March 31, 2002, an increase of $16.5 million from the balance of $53.2 million at December 31, 2001. The increase resulted primarily from the investment of municipal deposits in short-term Federal funds sold as of the current quarter-end.

In the normal course of business the Company has outstanding commitments to extend credit which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2002 letters of credit totaling $9 million and unused loan commitments of $268 million were contractually available. Comparable amounts for these commitments at December 31, 2001 were $9 million and $266 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company's Tier 1 leverage ratio was 7.10% and 7.02% at March 31, 2002 and December 31, 2001, respectively, well-above minimum regulatory capital requirements. Total Tier 1 capital of $127.0 million at March 31, 2001 increased $6.4 million from $120.6 million at December 31, 2001. The increase in Tier 1 capital relates primarily to the increase of $4.9 million in retained earnings resulting from the Company's first quarter 2002 earnings net of dividend payouts.

The Company's total risk-weighted capital ratio was 11.45% at March 31, 2002, comparable to 11.37% at and December 31, 2001, both well-above minimum regulatory capital requirements. Total risk-based capital was $145.1 million at March 31, 2002, an increase of $5.2 million from $139.9 million at December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company's Annual Report on Form 10-K as of December 31, 2001, dated March 11, 2002, as filed with the Securities and Exchange Commission.

Management also uses a static gap analysis to identify and manage the Company's interest rate risk profile. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

PART II -- OTHER INFORMATION

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Item 6. Exhibits and reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

         Signatures                  Title                              Date
         ----------                  -----                              ----

/s/ Peter G. Humphrey      President, Chief Executive Officer       May 14, 2002
---------------------      (Principal Executive Officer),
Peter G. Humphrey          Chairman of the Board and Director


/s/ John R. Koelmel        Senior Vice President and                May 14, 2002
---------------------      Chief Administrative Officer
John R. Koelmel

/s/ Ronald A. Miller       Senior Vice President and                May 14, 2002
---------------------      Chief Financial Officer
Ronald A. Miller           (Principal Accounting Officer)