Form 10-Q
period 2002-06-30
FINANCIAL INSTITUTIONS INC
filed 2002-08-12
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

            CLASS                                  OUTSTANDING AT AUGUST 1, 2002

Common Stock, $0.01 par value                            11,091,581 shares

                          FINANCIAL INSTITUTIONS, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of
          June 30, 2002 and December 31, 2001                                  3

        Consolidated Statements of Income for the three months and six
          months ended June 30, 2002 and 2001                                  4

        Consolidated Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001                                         5

        Consolidated Statements of Changes in Shareholders' Equity and
          Comprehensive Income for the six months ended
          June 30, 2002                                                        6

        Notes to Consolidated Financial Statements                             7

Item 2. Management Discussion and Analysis of Financial Condition and
          Results of Operations                                               12

Item 3. Quantitative and Qualitative Disclosures about Market Risk            22

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES

EXHIBITS

Item 1. Financial Statements

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30,     December 31,
(Dollars in thousands, except per share amounts)                          2002           2001
                                                                       -----------   ------------
Assets

Cash, due from banks and interest-bearing deposits                     $    44,052    $    52,171
Federal funds sold                                                           1,008          1,000
Securities available for sale, at fair value                               553,319        428,423
Securities held to maturity (fair value of $54,638 and
     $62,317 at June 30, 2002 and December 31, 2001, respectively)          53,774         61,281
Loans, net                                                               1,221,819      1,146,976
Premises and equipment, net                                                 25,621         24,467
Goodwill                                                                    37,310         37,308
Other assets                                                                42,518         42,670
                                                                       -----------    -----------

       Total assets                                                    $ 1,979,421    $ 1,794,296
                                                                       ===========    ===========

Liabilities and Shareholders' Equity

Liabilities:

Deposits:
     Demand                                                            $   216,469    $   224,628
     Savings, money market and interest-bearing checking                   730,690        572,563
     Certificates of deposit                                               660,629        636,467
                                                                       -----------    -----------
       Total deposits                                                    1,607,788      1,433,658

Short-term borrowings                                                       83,442        103,770
Long-term borrowings                                                        87,284         70,419
Guaranteed preferred beneficial interests in
   Company's junior subordinated debentures                                 16,200         16,200
Accrued expenses and other liabilities                                      20,272         21,062
                                                                       -----------    -----------

       Total liabilities                                                 1,814,986      1,645,109

Shareholders' equity:

3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding
     1,666 shares at June 30, 2002 and December 31, 2001                       167            167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding
     175,855 shares at June 30, 2002 and December 31, 2001                  17,585         17,585
Common stock, $ 0.01 par value, authorized 50,000,000 shares,
     issued 11,303,533 shares at June 30, 2002 and December 31, 2001           113            113
Additional paid-in capital                                                  19,306         17,195
Retained earnings                                                          122,354        112,786
Accumulated other comprehensive income                                       5,797          2,176
Treasury stock, at cost - 213,142 shares at June 30, 2002
     and 282,219 shares at December 31, 2001                                  (887)          (835)
                                                                       -----------    -----------

       Total shareholders' equity                                          164,435        149,187
                                                                       -----------    -----------

       Total liabilities and shareholders' equity                      $ 1,979,421    $ 1,794,296
                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                     -------------------   --------------------
(Dollars in thousands, except per share amounts)       2002       2001       2002        2001
                                                     --------   --------   --------    --------
Interest income:
     Loans                                           $ 22,490   $ 23,416   $ 44,535    $ 44,264
     Securities                                         7,250      5,534     13,646      10,355
     Other                                                187        202        306         287
                                                     --------   --------   --------    --------

         Total interest income                         29,927     29,152     58,487      54,906
                                                     --------   --------   --------    --------

Interest expense:
     Deposits                                           9,039     11,659     17,697      22,855
     Borrowings                                         1,483      1,089      2,889       1,877
     Guaranteed preferred beneficial interests in
       Company's junior subordinated debentures           419        419        838         600
                                                     --------   --------   --------    --------

         Total interest expense                        10,941     13,167     21,424      25,332
                                                     --------   --------   --------    --------

Net interest income                                    18,986     15,985     37,063      29,574

Provision for loan losses                               1,181      1,026      2,188       1,837
                                                     --------   --------   --------    --------

         Net interest income after
              provision for loan losses                17,805     14,959     34,875      27,737
                                                     --------   --------   --------    --------

Noninterest income:
     Service charges on deposits                        2,607      1,724      4,934       3,043
     Financial services group fees and commissions      1,325        440      2,630         826
     Mortgage banking revenues                            274        418      1,217         937
     Gain (loss) on securities transactions                96        173       (100)        358
     Other                                                855        697      1,413       1,073
                                                     --------   --------   --------    --------

         Total noninterest income                       5,157      3,452     10,094       6,237
                                                     --------   --------   --------    --------

Noninterest expense:
     Salaries and employee benefits                     7,507      5,509     14,428      10,266
     Occupancy and equipment                            1,711      1,459      3,541       2,747
     Supplies and postage                                 611        493      1,190         909
     Amortization of intangible assets                    216        589        430         765
     Professional fees                                    327        470        661         688
     Other                                              2,721      1,889      4,943       3,278
                                                     --------   --------   --------    --------

         Total noninterest expense                     13,093     10,409     25,193      18,653
                                                     --------   --------   --------    --------

Income before income taxes                              9,869      8,002     19,776      15,321

Income taxes                                            3,225      2,817      6,475       5,331
                                                     --------   --------   --------    --------

Net income                                           $  6,644   $  5,185   $ 13,301    $  9,990
                                                     ========   ========   ========    ========

Earnings per common share:

     Basic                                           $   0.57   $   0.44   $   1.14    $   0.84
     Diluted                                         $   0.56   $   0.43   $   1.12    $   0.83

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------

(Dollars in thousands)                                                             2002          2001
                                                                                 ---------    ---------
Cash flows from operating activities:
     Net income                                                                  $  13,301    $   9,990
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                               2,572        2,257
         Provision for loan losses                                                   2,188        1,837
         Deferred income tax benefit                                                  (592)        (730)
         Loss (gain) on securities transactions                                        100         (358)
         Gain on sale of loans                                                        (786)        (517)
         Loss (gain) on sale of other assets                                           134          (10)
         Minority interest in net income of subsidiaries                                47           48
         Decrease (increase) in other assets                                         1,884         (125)
         (Decrease) increase in accrued expenses and other liabilities              (1,441)       3,537
                                                                                 ---------    ---------
                  Net cash provided by operating activities                         17,407       15,929

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                                       (357,583)    (193,840)
         Held to maturity                                                          (10,953)     (10,153)
     Proceeds from maturity and call of securities:
         Available for sale                                                        200,993      140,642
         Held to maturity                                                           18,372       19,021
     Proceeds from sale of securities available for sale                            39,633        7,508
     Investment in Mercantile Adjustment Bureau, LLC                                (2,500)          --
     Increase in loans, net                                                        (66,011)     (53,859)
     Proceeds from sales of premises and equipment                                       5           39
     Purchase of premises and equipment, net                                        (2,594)      (2,341)
     Cash acquired in purchase of Bank of Avoca, net of cash paid                    4,778           --
     Purchase of Bath National Corporation, net of cash acquired                        --      (48,955)
                                                                                 ---------    ---------
                  Net cash used in investing activities                           (175,860)    (141,938)

Cash flows from financing activities:
     Increase in deposits, net                                                     157,360       72,027
     (Decrease) increase in short-term borrowings, net                             (20,329)      42,349
     Proceeds from long-term borrowings                                             17,056       12,579
     Repayment of long-term borrowings                                                (191)        (120)
     Proceeds from guaranteed preferred beneficial interests in
       Company's junior subordinated debentures, net of costs                           --       15,713
     Purchase of preferred and common shares                                          (384)          (2)
     Issuance of preferred and common shares                                           444           27
     Dividends paid                                                                 (3,614)      (3,165)
                                                                                 ---------    ---------
                  Net cash provided by financing activities                        150,342      139,408
                                                                                 ---------    ---------

Net (decrease) increase in cash and cash equivalents                                (8,111)      13,400

Cash and cash equivalents at the beginning of the period                            53,171       30,152
                                                                                 ---------    ---------

Cash and cash equivalents at the end of the period                               $  45,060    $  43,552
                                                                                 =========    =========

Supplemental disclosure of cash flow information: Cash paid during period for:
       Interest                                                                  $  23,122    $  21,945
       Income taxes                                                                  7,037        5,594
     Noncash investing and financing activities:
       Fair value of noncash assets acquired in acquisitions                     $  14,043    $ 281,664
       Fair value of liabilities assumed in acquisitions                            17,322      269,897
       Issuance of common stock in Bank of Avoca acquisition                         1,499           --
       Issuance of common stock for Burke Group, Inc. earnout                          500           --

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                          3%        8.48%              Additional
(Dollars in thousands,                                Preferred   Preferred   Common     Paid-in
     except per share amounts)                          Stock       Stock      Stock     Capital
                                                      ---------   ---------   ------   ----------
Balance - December 31, 2001                           $     167   $  17,585   $  113   $   17,195

Purchase of 15,305 shares of common stock                    --          --       --           --

Issue 2,289 shares of common stock-directors plan            --          --       --           46

Issue 17,699 shares of common stock- employee
     stock option plan                                       --          --       --          316

Issue 17,848 shares of common stock- Burke
     Group, Inc. earnout                                     --          --       --          431

Issue 47,036 shares of common stock - acquisition
     of Bank of Avoca                                        --          --       --        1,318

Comprehensive income:

     Net income                                              --          --       --           --

     Unrealized gain on securities available
       for sale (net of tax of $(2,474))                     --          --       --           --

     Reclassification adjustment for losses
       included in net income (net of tax of $(40))          --          --       --           --

     Net unrealized gain on securities available
       for sale (net of tax of $(2,434))                     --          --       --           --

         Total comprehensive income                          --          --       --           --

Cash dividends declared:

     3% Preferred - $1.50 per share                          --          --       --           --

     8.48% Preferred - $2.24 per share                       --          --       --           --

     Common - $0.27 per share                                --          --       --           --
                                                      ---------   ---------   ------   ----------

Balance - June 30, 2002                               $     167   $  17,585   $  113   $   19,306
                                                      =========   =========   ======   ==========

                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive                    Total
                                                      Retained         Income      Treasury    Shareholders'
                                                      Earnings         (Loss)        Stock         Equity
                                                      ---------    -------------   --------    -------------
Balance - December 31, 2001                           $ 112,786    $       2,176   $   (835)   $     149,187

Purchase of 15,305 shares of common stock                    --               --       (384)            (384)

Issue 2,289 shares of common stock-directors plan            --               --          9               55

Issue 17,699 shares of common stock- employee
     stock option plan                                       --               --         73              389

Issue 17,848 shares of common stock- Burke
     Group, Inc. earnout                                     --               --         69              500

Issue 47,036 shares of common stock - acquisition
     of Bank of Avoca                                        --               --        181            1,499

Comprehensive income:

     Net income                                          13,301               --         --           13,301

     Unrealized gain on securities available
       for sale (net of tax of $(2,474))                     --            3,561         --            3,561

     Reclassification adjustment for losses
       included in net income (net of tax of $(40))          --               60         --               60

                                                                                              -------------

     Net unrealized gain on securities available
       for sale (net of tax of $(2,434))                     --               --         --            3,621

                                                                                              -------------

         Total comprehensive income                          --               --         --           16,922

                                                                                              -------------

Cash dividends declared:

     3% Preferred - $1.50 per share                          (2)              --         --               (2)

     8.48% Preferred - $2.24 per share                     (745)              --         --             (745)

     Common - $0.27 per share                            (2,986)              --         --           (2,986)
                                                      ---------    -------------   --------    -------------

Balance - June 30, 2002                               $ 122,354    $       5,797   $   (887)   $     164,435
                                                      =========    =============   ========    =============

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

The consolidated financial statements include the accounts of FII, its five banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (99.30% owned) ("NBG"), The Pavilion State Bank (100% owned) ("PSB"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". During the third quarter of 2002, the Company will strategically merge PSB operations with WCB and NBG based on geography.

Also included are the accounts of the Burke Group, Inc. (100% owned) ("BGI"), The FI Group, Inc. (100% owned) ("FIGI"), and FISI Statutory Trust I ("FISI") (100% owned). BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary. FISI is a trust formed to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of BNB. The capital securities are identified on the statement of financial condition as guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders' equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Amounts in the prior period consolidated financial statements are reclassified when necessary to conform with the current period presentation.

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

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement supersedes SFAS No. 121 and is effective for fiscal years beginning after June 15, 2002 although early adoption is encouraged. SFAS No. 144 retains many of the fundamental principles of SFAS No. 121, but differs from it in that it excludes goodwill and intangible assets from its provisions and provides greater direction relating to the implementation of its principles. Adoption is not expected to have a material impact on the consolidated financial statements of the Company.

(2) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

                                                           Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                           -------------------   -------------------

(Dollars and shares in thousands)                            2002       2001       2002       2001
                                                           --------   --------   --------   --------
Net income                                                 $  6,644   $  5,185   $ 13,301   $  9,990
Less: Preferred stock dividends                                 374        374        748        748
                                                           --------   --------   --------   --------
Net income available to common shareholders                $  6,270   $  4,811   $ 12,553   $  9,242
                                                           ========   ========   ========   ========

Average number of common shares outstanding
     used to calculate basic earnings per common share       11,067     10,987     11,041     10,987

Add: Effect of dilutive options                                 156        148        179         96
                                                           --------   --------   --------   --------

Average number of common shares
     used to calculate diluted earnings per common share     11,223     11,135     11,220     11,083
                                                           ========   ========   ========   ========

(3) Mergers and Acquisitions

On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC"), and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, was recorded as goodwill. Goodwill recognized with respect to the merger was approximately $37.1 million. Goodwill amortization from the acquisition date through December 31, 2001, using the straight-line method over 15 years, totaled $1.7 million. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002. The results of operations for BNB are included in the income statement from the date of acquisition.

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. The agreement provided for merger consideration of $1,500,000 to BGI shareholders. Merger consideration payments of $200,000 in cash and 34,452 shares of FII common stock was made on October 22, 2001 with the balance of the merger consideration of $500,000 due October 22, 2002 to be paid in shares of FII common stock based on the Company's average closing stock price for the 30 day period preceding the payment date. In addition the agreement provides for the payment of earned amount consideration of $500,000 and $750,000 in FII common stock based on achievement of financial performance targets for the periods ending December 31, 2001 and 2002, respectively. The financial performance target for the period ending December 31, 2001 was achieved and 17,848 shares were issued on April 1, 2002. Achievement of the financial performance target for the period ending December 31, 2002 would be paid on April 1, 2003 based on the Company's average closing stock price for the 30 day period preceding the payment date. The agreement further provides for payment of contingent consideration in the form of FII common stock based on other financial performance targets for the periods ending December 31, 2002, 2003, and 2004 with the maximum amount of payments being $1,000,000, $2,250,000, and $2,500,000 respectively. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, of approximately $1,493,000 has been recorded as goodwill. In accordance with SFAS No. 142 the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset attributable to customer lists, which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statement from the date of acquisition.

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,055 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years. The results of operations for BOA are included in the income statement from the date of acquisition.

(4) Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually. Identifiable intangible assets acquired in a business combination are amortized over their useful lives.

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001.

                                                    Three Months Ended          Six Months Ended
                                                  -----------------------   -----------------------
                                                          June 30,                  June 30,
(Dollars in thousands, except per share amounts)     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
Reported net income                               $    6,644   $    5,185   $   13,301   $    9,990
Goodwill amortization add-back                            --          413           --          413
                                                  ----------   ----------   ----------   ----------
Adjusted net income                               $    6,644   $    5,598   $   13,301   $   10,403
                                                  ==========   ==========   ==========   ==========

Basic earnings per share:
       Reported                                   $     0.57   $     0.44   $     1.14   $     0.84
       Goodwill amortization add-back                     --         0.04           --         0.04
                                                  ----------   ----------   ----------   ----------
       Adjusted                                   $     0.57   $     0.48   $     1.14   $     0.88
                                                  ==========   ==========   ==========   ==========

Diluted earnings per share:
       Reported                                   $     0.56   $     0.43   $     1.12   $     0.83
       Goodwill amortization add-back                     --         0.04           --         0.04
                                                  ----------   ----------   ----------   ----------
       Adjusted                                   $     0.56   $     0.47   $     1.12   $     0.87
                                                  ==========   ==========   ==========   ==========

Goodwill resulting from the previously disclosed mergers and acquisitions (see
Note 3) amounted to $37.3 million and $36.8 million at June 30, 2002 and December 31, 2001, respectively. Goodwill amortization expense included in the results of operations for the second quarter and first six months of 2001 amounted to $413,000. In accordance with SFAS No. 142, there is no goodwill amortization included in the results of operations for the second quarter and first six months of 2002.

The following table presents the change in the carrying amount of goodwill for each of the reported business segments for the six months ended June 30, 2002:

                                               Financial Services
                                        BNB           Group
(Dollars in thousands)                Segment        Segment         Total
                                      -------        -------        -------
Balance as of December 31, 2001       $35,535        $ 1,294        $36,829

Goodwill adjustments                     (119)           199             80

Goodwill acquired during the period       401              -            401
                                      -------        -------        -------

Balance as of June 30, 2002           $35,817        $ 1,493        $37,310
                                      =======        =======        =======

Effective June 30, 2002 the BNB segment was tested for impairment and the results indicated there was no impairment of goodwill.

The Company had other intangible assets of $2.2 million and $2.4 million at June 30, 2002 and December 31, 2001, respectively. The other intangible assets are included in other assets on the Consolidated Statement of Financial Condition. The following table details the major classes of amortizable intangible assets as of June 30, 2002.

                                         Gross Carrying    Accumulated     Net Carrying
(Dollars in thousands)                       Amount       Amortization        Amount
                                         --------------   -------------   --------------
Other intangible assets
     Core deposits                        $       9,079   $      (7,266)  $        1,813
     Customer list                                  500             (75)             425
                                          -------------   -------------   --------------

         Total other intangible assets    $       9,395   $      (7,157)  $        2,238
                                          =============   =============   ==============

Intangible amortization was $216,000 and $430,000 for the quarter and six months ended June 30, 2002, compared to $176,000 and $352,000 for the same periods last year. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets, which range from 5 to 20 years. Estimated amortization expense in future years for intangible assets is as follows:

Year ending December 31,
(Dollars in thousands)

                  2002            $   882
                  2003                894
                  2004                477
                  2005                199
                  2006                163
                  Thereafter           53
                                  -------

                                  $ 2,668
                                  =======

(5) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, PSB, FTB and the Financial Services Group.

The Financial Service Group is a new reportable segment, identified to include the activities of BGI, FIGI and the trust activities of the Banks. The reportable segment information as of and for the six months ended June 30, 2002 and 2001 follows:

(Dollars in thousands)                          2002            2001
                                             -----------    -----------

Net interest income
     WCB                                     $    12,226    $    11,305
     NBG                                          10,837          9,653
     BNB                                           6,529          2,165
     PSB                                           4,293          3,974
     FTB                                           4,096          2,776
     Financial Services Group                         --             --
                                             -----------    -----------
         Total segment net interest income        37,981         29,873
     Parent and eliminations, net                   (918)          (299)
                                             -----------    -----------

         Total net interest income           $    37,063    $    29,574
                                             ===========    ===========

Revenue *
     WCB                                     $    14,630    $    13,193
     NBG                                          13,338         11,597
     BNB                                           7,793          2,630
     PSB                                           5,158          5,034
     FTB                                           4,873          3,359
     Financial Services Group                      2,630            826
                                             -----------    -----------
         Total segment revenue                    48,422         36,639
     Parent and eliminations, net                 (1,265)          (828)
                                             -----------    -----------

         Total revenue                       $    47,157    $    35,811
                                             ===========    ===========

Net income
     WCB                                     $     4,684    $     4,011
     NBG                                           4,485          3,822
     BNB                                           2,246            404
     PSB                                           1,254          1,317
     FTB                                           1,405            823
     Financial Services Group                         59             26
                                             -----------    -----------
         Total segment net income                 14,133         10,403
     Parent and eliminations, net                   (832)          (413)
                                             -----------    -----------

         Total net income                    $    13,301    $     9,990
                                             ===========    ===========

Assets
     WCB                                     $   578,815    $   535,945
     NBG                                         585,521        521,597
     BNB                                         446,748        346,904
     PSB                                         184,474        181,007
     FTB                                         187,327        132,946
     Financial Services Group                      3,113            348
                                             -----------    -----------
         Total segment assets                  1,985,998      1,718,747
     Parent and eliminations, net                 (6,577)        (3,551)
                                             -----------    -----------

         Total assets                        $ 1,979,421    $ 1,715,196
                                             ===========    ===========

*     Revenue is comprised of net interest income and noninterest income.

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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three months and six months ended June 30, 2002 to supplement the information in the consolidated financial statements included in this report.

Overview

The following table and discussion present certain information that the Company considers important in evaluating performance:

                                                                     At or For the Three Months Ended June 30,
                                                                     -----------------------------------------
                                                                   2002           2001        $ Change   % Change
                                                                   ----           ----        --------   --------
Per common share data:
  Net income - basic                                            $      0.57    $      0.44    $  0.13       30%
  Net income - diluted                                          $      0.56    $      0.43    $  0.13       30%
  Adjusted net income - basic (excluding goodwill
    amortization)                                               $      0.57    $      0.48    $  0.09       19%
  Adjusted net income - diluted (excluding goodwill
    amortization)                                               $      0.56    $      0.47    $  0.09       19%
  Cash dividends declared                                       $      0.14    $      0.12    $  0.02       17%
  Book value                                                    $     13.23    $     11.20    $  2.03       18%
Common shares outstanding:
  Weighted average shares - basic                                11,067,393     10,987,210
  Weighted average shares - diluted                              11,223,097     11,135,205
  Period end                                                     11,090,881     10,987,862
Performance ratios, annualized:
  Return on average assets                                             1.36%          1.33%
  Return on average common equity                                     17.83%         15.92%
  Common dividend payout ratio                                        24.56%         27.27%
  Net interest margin (tax-equivalent)                                 4.39%          4.62%
  Efficiency ratio                                                    51.05%         48.47%
Asset quality ratios:
    Nonperforming loans to total loans                                 0.87%          0.95%
    Nonperforming assets to total loans and other real estate          0.99%          1.05%
    Net loan charge-offs to average loans                              0.24%          0.14%
    Allowance for loan losses to total loans                           1.62%          1.58%
    Allowance for loan losses to nonperforming loans                    187%           166%
Capital ratios:
  Average common equity to average total assets                        7.18%          7.72%
  Leverage ratio                                                       7.05%          7.60%
  Tier 1 risk based capital ratio                                     10.16%          9.85%
  Risk-based capital ratio                                            11.42%         11.11%

Second quarter net income increased 28% to $6,644,000 for 2002 compared to $5,185,000 for the second quarter of 2001. Diluted earnings per common share increased to $0.56 for the second quarter of 2002 compared to $0.43 in the 2001 period. Net income for the first six months of 2002 increased 33% to $13,301,000 compared to $9,990,000 for the same period in 2001. Diluted earnings per share increased to $1.12 for the first six months of 2002, compared to $0.83 for the same period in 2001. Return on average common equity was 18.32% for the six months ended June 30, 2002. In accordance with a new accounting standard, goodwill is no longer amortized effective January 1, 2002. In the second quarter of 2001 and for the first six months of 2001, goodwill amortization, none of which was tax deductible, was $413,000. Accordingly, net income for the second quarter of 2001 and for the six months ended June 30, 2001 would have been $5,598,000 (or $0.47 per diluted common share) and $10,403,000 (or $0.87 per diluted common share), respectively, excluding the effect of goodwill amortization. This would equate to a $1,046,000 or 19% increase in second quarter 2002 net income compared to the same period in 2001 and a $2,808,000 or 27% increase in net income for the first six months of 2002 compared to 2001.

Lending Activities

Set forth below is selected information concerning the composition of the Company's loan portfolio at the dates indicated.

                                               June 30,            December 31,            June 30,
(Dollars in thousands)                           2002                  2001                  2001
                                         -------------------   -------------------   ------------------
Commercial                               $   248,427    20.0%  $   232,379    19.9%  $   224,650   19.9%
Commercial real estate                       318,283    25.6       274,702    23.6       248,577   22.0
Agricultural                                 209,689    16.9       186,623    16.0       179,467   15.9
Residential real estate                      232,954    18.8       240,141    20.6       247,300   21.9
Consumer and home equity                     232,587    18.7       232,205    19.9       230,421   20.3
                                          ----------    ----    ----------    ----    ----------   ----
     Total loans gross                     1,241,940   100.0     1,166,050   100.0     1,130,415  100.0
Allowance for loan losses                    (20,121)              (19,074)              (17,815)
                                          ----------            ----------            ----------

     Total loans, net                    $ 1,221,819           $ 1,146,976           $ 1,112,600
                                          ==========            ==========            ==========

The loan growth relates primarily to the expansion of the commercial, commercial real estate and agricultural loan portfolios as the Company targets the suburban markets of Erie and Monroe County. Commercial loans increased $16.0 million and $23.8 million over December 31, 2001 and June 30, 2001, respectively. Commercial real estate loans increased $43.6 million and $69.7 million over December 31, 2001 and June 30, 2001, respectively. Agricultural loans increased $23.0 million and $30.2 million over December 31, 2001 and June 30, 2001, respectively. Conversely, the table indicates the declining percentage of residential real estate loans to total loans, which is a direct result of the Company's decision to sell most newly originated residential mortgages. Residential mortgage loans sold with servicing retained amounted to $280.3 million, $245.4 million and $202.3 million at June 30, 2002, December 31, 2001 and June 30, 2001,
respectively. Loans held for sale amounted to $5.6 million, $10.6 million and $3.8 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets increased to $12.3 million at June 30, 2002. The Company's ratio of nonperforming loans to total loans of 0.87% at June 30, 2002, increased slightly from the ratio of 0.86% at December 31, 2001. The overall level of nonperforming assets as a percentage of total loans and other real estate was 0.99% at June 30, 2002, comparable to 0.94% at December 31, 2001.

The following table sets forth information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

                                                                  June 30,     December 31,     June 30,
(Dollars in thousands)                                              2002          2001            2001
                                                                  --------    --------------    --------
Nonaccruing loans (1)
Commercial                                                        $  2,156    $        2,623    $  3,075
Commercial real estate                                               4,252             3,344       2,406
Agricultural                                                         1,385             1,529       2,787
Residential real estate                                              1,447               921       1,111
Consumer and home equity                                               590               541         676
                                                                  --------    --------------    --------
     Total nonaccruing loans                                         9,830             8,958      10,055

Accruing loans 90 days or more delinquent                              943             1,064         650
                                                                  --------    --------------    --------

Total nonperforming loans                                           10,773            10,022      10,705

Other real estate owned                                              1,539               947       1,212
                                                                  --------    --------------    --------

Total nonperforming assets                                        $ 12,312    $       10,969    $ 11,917
                                                                  ========    ==============    ========

Total nonperforming loans to total loans                              0.87%             0.86%       0.95%

Total nonperforming assets to total loans and other real estate       0.99%             0.94%       1.05%

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

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                               Three Months Ended       Six Months Ended
                                                              --------------------    --------------------
                                                                    June 30,                June 30,
(Dollars in thousands)                                          2002        2001        2002        2001
                                                              --------    --------    --------    --------
Balance at beginning of period                                $ 19,483    $ 14,466    $ 19,074    $ 13,883

Addition as a result of acquisition                                174       2,686         174       2,686

Chargeoffs:
     Commercial                                                    528          60         755         114
     Commercial real estate                                         47           7         191          66
     Agricultural                                                   --          --          29          --
     Residential real estate                                         6         103          35         103
     Consumer and home equity                                      371         348         675         348
                                                              --------    --------    --------    --------
         Total charge-offs                                         952         518       1,685         824
Recoveries:
     Commercial                                                     10           7          19          14
     Commercial real estate                                         68          --          71          10
     Agricultural                                                    5          --          36          --
     Residential real estate                                        54          --          54          --
     Consumer and home equity                                       98         148         190         209
                                                              --------    --------    --------    --------
         Total recoveries                                          235         155         370         233
                                                              --------    --------    --------    --------
Net charge-offs                                                    717         363       1,315         591
Provision for loan losses                                        1,181       1,026       2,188       1,837
                                                              --------    --------    --------    --------

Balance at end of period                                      $20,121     $ 17,815    $ 20,121    $ 17,815
                                                              ========    ========    ========    ========

Ratio of net loan charge-offs to average loans (annualized)       0.24%       0.14%       0.22%       0.12%

Ratio of allowance for loan losses to total loans                 1.62%       1.58%       1.62%       1.58%

Ratio of allowance for loan losses to nonperforming loans          187%        166%        187%        166%

The higher level of charge-offs during the second quarter and first six months of 2002 reflects an overall softening of economic conditions in the Company's markets.

Investing Activities

U.S. Treasury and Agency Securities: At June 30, 2002, the U.S. Treasury and Agency securities portfolio totaled $126.1 million, of which $124.1 million was classified as available for sale. The portfolio consisted of $3.1 million in U.
S. Treasury securities and $123.0 million in U. S. federal agency securities. The U. S. federal agency security portfolio consists almost exclusively of callable securities. At December 31, 2001, the U.S. Treasury and Agency securities portfolio totaled $185.4 million, of which $183.5 million was classified as available for sale. The decline in U.S. Agency securities is attributed to a re-positioning of the portfolio in an effort to lessen the exposure to callable securities.

State and Municipal Obligations: At June 30, 2002, the portfolio of state and municipal obligations totaled $209.2 million, of which $157.4 million was classified as available for sale and $51.8 million was classified as held to maturity. At December 31, 2001, the portfolio of state and municipal obligations totaled $202.6 million, of which $143.2 million was classified as available for sale.

Mortgage-Backed Securities: At June 30, 2002, the Company had $259.8 million in mortgage-backed securities, all classified as available for sale. At December 31, 2001, the Company had $90.0 million in mortgage-backed securities, all classified as available for sale. The significant increase in mortgage-backed securities relates to providing for the collateral needs of the Company's expanding municipal banking business, as well as the investment of funds made available from the aforementioned re-positioning of callable Agency securities. This class of securities provides the most attractive yields consistent with the liquidity and re-pricing characteristics of municipal deposits.

Corporate Bonds: The corporate bond portfolio at June 30, 2002 totaled $8.1 million, all of which was classified as available for sale. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated at inception as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services. The corporate bond portfolio at December 31, 2001 totaled $7.9 million, all of which was classified as available for sale.

Equity Securities: At June 30, 2002, equity securities totaled $3.9 million, all of which was classified as available for sale. Included in the portfolio is $3.0 million of FHLMC preferred stock. At December 31, 2001, equity securities totaled $3.8 million, all of which was classified as available for sale.

Equity Method Investments: On February 28, 2002, the Company invested $2.5 million in Mercantile Adjustment Bureau, LLC (MAB), a full-service accounts receivable management firm located in Rochester, New York. The CompanyI has a 50% equity interest in MAB that is accounted for under the equity method of accounting.

Funding Activities

Deposits: The banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.4 billion or 86.8% of total deposits of $1.6 billion at June 30, 2002. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $374.1 million at June 30, 2002 compared to $292.6 million at December 31, 2001. The increase is a result of the Company's continuing expansion in this line of business as market opportunities have arisen from the exit of competitors. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $211.7 million as of June 30, 2002, largely from in-market municipal, business and individual customers. As of June 30, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $59.8 million.

Total deposits at December 31, 2001 amounted to $1.4 billion. Core deposit products were $1.2 million or 83.6% of total deposits at December 31, 2001. Certificates of deposit over $100,000 totaled $234.5 million at December 31, 2001, which included $45.0 million in brokered certificates of deposit.

Non-Deposit Sources of Funds: The Company's most significant source of non-deposit funds are FHLB borrowings. FHLB advances outstanding as of June 30, 2002 amounted to $115.0 million and include both short and long-term advances, which mature on various dates through 2011. The Company had $3.3 million of remaining credit available under lines of credit with the FHLB at June 30, 2002, which are collateralized by FHLB stock and real estate mortgage loans. As of December 31, 2001, FHLB advances outstanding amounted to $107.3 million. The Company also utilizes securities sold under agreements to repurchase as a source of funds. The short-term repurchase agreements amounted to $43.0 million and $44.0 million as of June 30, 2002 and December 31, 2001, respectively.

In 2001, the Company established FISI Statutory Trust I (the "Trust") . The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of June 30, 2002, virtually all of the capital securities qualified as Tier I capital under regulatory definitions. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. Also, in 2001, the Company obtained lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $50.0 million. As of June 30, 2002, there were no advances outstanding against the Farmer Mac lines.

Net Income Analysis

Average Balance Sheet

The table on the following page sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities as of and for the three months ended June 30, 2002 and 2001. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccruing loans are included in the yield calculations in this table.

                                                                         For The Three Months Ended June 30,
                                                                  2002                                        2001
                                                                  ----                                        ----

                                                 Average        Interest      Annualized      Average      Interest     Annualized
                                               Outstanding       Earned/       Yield/       Outstanding     Earned/       Yield/
(Dollars in thousands)                           Balance          Paid          Rate          Balance        Paid          Rate
                                               -----------     ---------     -----------    -----------   -----------   -----------
Interest-earning assets:
Federal funds sold and interest-bearing
deposits                                       $    42,653     $     187            1.76%   $    17,594   $       200          4.56%
Investment securities (1):
   Taxable                                         374,085         5,109            5.46%       243,271         3,760          6.18%
   Non-taxable                                     208,202         3,292            6.32%       162,946         2,734          6.71%
                                               -----------     ---------     -----------    -----------   -----------   -----------
      Total investment securities                  582,287         8,401            5.77%       406,215         6,494          6.40%
Loans (2):
   Commercial and agricultural                     752,234        13,184            7.03%       603,022        13,152          8.75%
   Residential real estate                         229,443         4,697            8.19%       227,889         5,170          9.07%
   Consumer and home equity                        229,805         4,609            8.04%       215,438         5,095          9.49%
                                               -----------     ---------     -----------    -----------   -----------   -----------
      Total loans                                1,211,482        22,490            7.44%     1,046,349        23,417          8.97%
                                               -----------     ---------     -----------    -----------   -----------   -----------
        Total interest-earning assets            1,836,422        31,078            6.78%     1,470,158        30,111          8.21%
                                               -----------     ---------     -----------    -----------   -----------   -----------
Allowance for loan losses                          (19,879)                                     (16,496)
Other non-interest earning assets                  147,338                                      115,534
                                               -----------                                  -----------
          Total assets                         $ 1,963,881                                  $ 1,569,196
                                               ===========                                  ===========

Interest-bearing liabilities:
Interest-bearing checking                          364,355         1,381            1.52%       157,470           463          1.18%
Savings and money market                           366,501         1,515            1.66%       245,749         1,332          2.17%
Certificates of deposit                            647,363         6,143            3.81%       724,242         9,864          5.46%
Borrowed funds                                     179,773         1,482            3.31%        89,634         1,089          4.87%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated
   debentures                                       16,200           419           10.37%        16,200           419         10.37%
                                               -----------     ---------     -----------    -----------   -----------   -----------
        Total interest-bearing liabilities       1,574,192        10,940            2.79%     1,233,295        13,167          4.28%
                                               -----------     ---------     -----------    -----------   -----------   -----------
Non-interest bearing demand deposits               212,738                                      176,794
Other non-interest-bearing liabilities              18,179                                       20,164
                                               -----------                                  -----------
        Total liabilities                        1,805,109                                    1,430,253
Shareholders' equity (3)                           158,772                                      138,943
                                               -----------                                  -----------
          Total liabilities and
          shareholders' equity                 $ 1,963,881                                  $ 1,569,196
                                               ===========                                  ===========

Net interest income                                            $  20,138                                  $    16,944
                                                               =========                                  ===========

Net interest rate spread                                                            3.99%                                      3.93%
                                                                             ===========                                ===========

Net earning assets                             $   262,230                                  $   236,863
                                               ===========                                  ===========

Net interest income as a percentage of
   average interest-earning assets (4)                                              4.39%                                      4.62%
                                                                             ===========                                ===========

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                           116.66%                      119.21%
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

(3) Includes after-tax net unrealized gains (losses) on securities available for sale.

(4) The net interest margin is equal to net interest income divided by average interest-earning assets and is presented on an annualized basis.

Net Interest Income

Net interest income, the principal source of the Company's earnings, increased 19% to $18,986,000 compared to $15,985,000 in the second quarter of 2001. Second quarter 2002 average earning asset growth of 25% over second quarter 2001, primarily drove the increase in net interest income, as net interest margin decreased to 4.39% from 4.62% for those periods. The growth in average earning assets is the result of the continuing expansion of the commercial loan and investment security portfolios. The increase in investment securities relates to the placement of funds generated from growth in municipal deposits. The net interest rate spread on incremental loan and investment assets has declined, creating a drop in the overall net interest margin.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's tax equivalent interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by the current year rate); (2) changes attributable to changes in rate (changes in rate multiplied by the prior year volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and changes due to rate.

                                                 2nd Quarter 2002 Compared to 2nd Quarter 2001
                                                 ---------------------------------------------
                                                 Increase (Decrease) Due to    Total Increase/
(Dollars in thousands)                               Volume      Rate             (Decrease)
                                                     -------    -------        ---------------
Interest-earning assets:
  Federal funds sold and interest-bearing deposits   $   110    $  (123)                   (13)
  Investment securities:
     Taxable                                           1,798       (440)                 1,358
     Non-taxable                                         709       (160)                   549
                                                     -------    -------        ---------------
       Total investment securities                     2,507       (600)                 1,907
                                                     -------    -------        ---------------
  Loans:
     Commercial and agricultural                       2,694     (2,662)                    32
     Residential real estate                              32       (505)                  (473)
     Consumer and home equity                            285       (771)                  (486)
                                                     -------    -------        ---------------
       Total loans                                     3,011     (3,938)                  (927)
                                                     -------    -------        ---------------
          Total interest-earning assets                5,628     (4,661)                   967

Interest-bearing liabilities:
  Interest-bearing checking                              785        133                    918
  Savings and money market                               486       (303)                   183
  Certificates of deposit                               (732)    (2,989)                (3,721)
  Borrowed funds                                         740       (347)                   393
  Guaranteed preferred beneficial interests in
     Corporation's junior subordinated debentures          _          _                      _
                                                     -------    -------        ---------------
          Total interest-bearing liabilities           1,279     (3,506)                (2,227)
                                                     -------    -------        ---------------

Net interest income                                  $ 4,349    $(1,155)                 3,194
                                                     =======    =======        ===============

Provision for Loan Losses

The provision for loan losses for the second quarter of 2002 was $1.2 million, compared to $1.0 million for the 2002 quarter. For the first six months of 2002 the provision was $2.2 million, compared to $1.8 million for the same period in 2001. Net loan charge-offs were $717,000 for the first quarter of 2002 or 0.24% of average loans compared to $363,000 or 0.14% of average loans in the same period last year. The higher loan charge-offs reflect the effects of the expansion of the loan portfolio. Nonetheless, the ratio of nonperforming assets to total loans and other real estate of 0.99% at June 30, 2002, has improved slightly from 1.05% a year ago. Similarly, the ratio of the allowance for loan losses to nonperforming loans improved to 187% at June 30, 2002, from 166% a year earlier. The ratio of the allowance for loan losses to total loans also shows slight improvement to 1.62% at June 30, 2002 versus 1.58% a year earlier.

Noninterest Income

Noninterest income increased 49% in the second quarter of 2002 to $5.2 million from $3.5 million for the second quarter of 2001. This increase can be attributed to a combination of fees and commissions generated by BGI, our newly acquired employee benefits administration and compensation consulting firm, as well as the growth in deposits and the related service fees. Financial Services Group fees and commissions, which include BGI revenue, were $2.6 million for the first six months of 2002, an increase of $1.8 million from the same period last year. BGI accounts for $1.6 million of this increase, with the remainder relating to the ongoing expansion of the Company's investment brokerage and trust businesses. Mortgage banking revenues totaled $1.2 million during the first six months of 2002, up from $0.9 million for the same period last year. The increase can be attributed to the growth in the sold and serviced residential mortgage loan portfolio, which totaled $280 million as of June 30, 2002, a 39% increase from $202 million as of June 30, 2001.

Noninterest Expense

Noninterest expense for the second quarter of 2002 totaled $13.1 million compared with $10.4 million for the second quarter of 2001. The increase relates to the ongoing additions of staff and other resources necessary to support our continuing expansion of lending activities, product lines and delivery channels as well as the addition of BGI, BNB and BOA. While these additions have better positioned the Company for future asset and earnings growth, they contributed to an increase in our efficiency ratio for the second quarter of 2002 to 51.1%, compared to 48.5% for the same period a year ago. The efficiency ratio for the first six months of 2001 was 49.9% compared to 47.9% for the same period last year.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $6.5 million and $5.3 million for the six months ended June 30, 2002 and 2001, respectively. While the increase corresponds to increased levels of taxable income, the effective tax rate for the first six months of 2002 decreased to 32.7%, compared to 34.8% for the first six months of 2001 as a result of an increase in holdings of tax-exempt securities.

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

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, core deposits, and wholesale funds. The strength of the subsidiary bank's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources which include credit lines with other banking institutions, the FHLB, Farmer Mac, and the Federal Reserve Bank.

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

The Company's cash and cash equivalents were $45.1 million at June 30, 2002, a decrease of $8.1 million from the balance of $53.2 million at December 31, 2001. The decrease results primarily from a decrease in cash on hand and cash items in process as of the current quarter-end.

In the normal course of business the Company has outstanding commitments to extend credit which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2002 letters of credit totaling $9 million and unused loan commitments and lines of credit of $279 million were contractually available. Comparable amounts for these commitments at December 31, 2001 were $9 million and $266 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. A leverage ratio is also utilized in assessing capital adequacy, with a minimum requirement that can range from 3.0% to 5.0%.

The Company's Tier 1 leverage ratio was 7.05% and 7.02% at June 30, 2002 and December 31, 2001, respectively, well-above minimum regulatory capital requirements. Total Tier 1 capital of $135.5 million at June 30, 2002 increased $14.9 million from $120.6 million at December 31, 2001. The increase in Tier 1 capital relates primarily to the $9.6 million increase in retained earnings resulting from the Company's first six months 2002 earnings net of dividend payouts, and a $3.6 million increase in accumulated other comprehensive income resulting from the increase in the net unrealized gain on securities available for sale during the first six months of 2002.

The Company's total risk-weighted capital ratio was 11.42% at June 30, 2002, comparable to 11.37% at December 31, 2001, both well-above minimum regulatory capital requirements. Total risk-based capital was $152.3 million at June 30, 2002, an increase of $12.4 million from $139.9 million at December 31, 2001.

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

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company filed its 2001 Annual Report on Form 10-K, dated March 11, 2002, with the Securities and Exchange Commission.

Management also uses a static gap analysis to identify and manage the Company's interest rate risk profile. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

PART II -- OTHER INFORMATION

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

      The Company is not involved in any material pending legal proceedings, other than the ordinary routine litigation occurring in the normal course of its business.

Item 2. Changes in Securities

      (c) On October 22, 2001 the Company acquired the Burke Group, Inc. ("BGI"). BGI's shareholders received cash and shares of the Company's Common Stock which were not registered under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) of the Act. On April 1, 2002 the Company issued an additional 17,848 shares of its Common Stock to BGI's former shareholders based on BGI's achievement of performance criteria for the period ending December 31, 2001 also in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held May 8, 2002, shareholders elected the directors listed below for a term of three years. The voting results were as follows:

                                             Number of Votes
                                             ---------------
                                                                     Broker
Nominee                        For         Withheld    Abstain      Non-Votes
-------                    -----------     --------    -------    -------------

Peter G. Humphrey          10,179,776      177,016          --             --
Barton P. Dambra           10,342,879       13,913          --             --
John E. "Jack" Benjamin    10,334,085       22,497          --             --
Pamela Davis Heilman       10.334.295       22,707          --             --
Susan R. Holliday          10,343,079       13,713          --             --

Item 5. Other Information

      None.

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits. None.

(b) Reports on Form 8-K. The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

      Signatures                      Title                            Date

/s/ Peter G. Humphrey    President, Chief Executive Officer      August 12, 2002
---------------------
Peter G. Humphrey        (Principal ExecutiveOfficer),
                         Chairman of the Board and Director

/s/ Ronald A. Miller     Senior Vice President and               August 12, 2002
---------------------
Ronald A. Miller         Chief Financial Officer
                         (Principal Accounting Officer)