Form 10-Q
period 2002-09-30
FINANCIAL INSTITUTIONS INC
filed 2002-11-13
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________to _________________

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

                                 (585) 786-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                           OUTSTANDING AT NOVEMBER 1, 2002
             -----                           -------------------------------
 Common Stock, $0.01 par value                      11,103,498 shares

                          FINANCIAL INSTITUTIONS, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
           September 30, 2002 and December 31, 2001                            3

         Consolidated Statements of Income for the three months and
           nine months ended September 30, 2002 and 2001                       4

         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and 2001                                   5

         Consolidated Statement of Changes in Shareholders' Equity and
           Comprehensive Income for the nine months ended
           September 30, 2002                                                  6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management Discussion and Analysis of Financial Condition and
           Results of Operations                                              13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           23

Item 4.  Controls and Procedures                                              23

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     24

Signatures                                                                    25

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      26

Item 1. Financial Statements

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            September 30,  December 31,
(Dollars in thousands, except per share amounts)                                2002           2001
                                                                            ------------   -------------

Assets

Cash, due from banks and interest-bearing deposits                          $    46,423    $    52,171
Federal funds sold                                                               26,877          1,000
Securities available for sale, at fair value                                    546,772        428,423
Securities held to maturity (fair value of $51,102 and $62,317
     at September 30, 2002 and December 31, 2001, respectively)                  50,461         61,281
Loans, net                                                                    1,258,551      1,146,976
Premises and equipment, net                                                      25,504         24,467
Goodwill                                                                         37,293         36,829
Other assets                                                                     41,774         43,149
                                                                            -----------    -----------

       Total assets                                                         $ 2,033,655    $ 1,794,296
                                                                            ===========    ===========

Liabilities and Shareholders' Equity

Liabilities:

Deposits:
     Demand                                                                 $   229,331    $   224,628
     Savings, money market and interest-bearing checking                        748,424        572,563
     Certificates of deposit                                                    672,233        636,467
                                                                            -----------    -----------
       Total deposits                                                         1,649,988      1,433,658

Short-term borrowings                                                            67,674        103,770
Long-term borrowings                                                            105,187         70,419
Guaranteed preferred beneficial interests in
   Company's junior subordinated debentures                                      16,200         16,200
Accrued expenses and other liabilities                                           21,272         21,062
                                                                            -----------    -----------

       Total liabilities                                                      1,860,321      1,645,109

Shareholders' equity:

3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding
     1,666 shares at September 30, 2002 and December 31, 2001                       167            167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding
     175,855 shares at September 30, 2002 and December 31, 2001                  17,585         17,585
Common stock, $ 0.01 par value, authorized 50,000,000 shares,
     issued 11,303,533 shares at September 30, 2002 and December 31, 2001           113            113
Additional paid-in capital                                                       19,318         17,195
Retained earnings                                                               127,200        112,786
Accumulated other comprehensive income                                            9,835          2,176
Treasury stock, at cost - 211,952 shares at September 30, 2002
     and 282,219 shares at December 31, 2001                                       (884)          (835)
                                                                            -----------    -----------

       Total shareholders' equity                                               173,334        149,187
                                                                            -----------    -----------

       Total liabilities and shareholders' equity                           $ 2,033,655    $ 1,794,296
                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                                       -------------       -------------
(Dollars in thousands, except per share amounts)      2002      2001       2002     2001
                                                    --------  -------    -------  --------

Interest income:
     Loans                                           $23,078   $24,090   $67,613   $68,354
     Securities                                        7,194     6,096    20,840    16,451
     Other                                                71        45       377       332
                                                     -------   -------   -------   -------

         Total interest income                        30,343    30,231    88,830    85,137
                                                     -------   -------   -------   -------

Interest expense:
     Deposits                                          8,932    11,163    26,629    34,018
     Borrowings                                        1,457     1,509     4,347     3,386
     Guaranteed preferred beneficial interests in
       Company's junior subordinated debentures          421       421     1,258     1,021
                                                     -------   -------   -------   -------

         Total interest expense                       10,810    13,093    32,234    38,425
                                                     -------   -------   -------   -------

Net interest income                                   19,533    17,138    56,596    46,712

Provision for loan losses                              1,452     1,563     3,640     3,400
                                                     -------   -------   -------   -------

         Net interest income after
              provision for loan losses               18,081    15,575    52,956    43,312
                                                     -------   -------   -------   -------

Noninterest income:
     Service charges on deposits                       2,803     2,177     7,737     5,220
     Financial services group fees and commissions     1,453       433     4,083     1,259
     Mortgage banking revenues                           439       507     1,656     1,444
     Gain on securities transactions                     139        84        39       442
     Other                                               853       801     2,266     1,874
                                                     -------   -------   -------   -------

         Total noninterest income                      5,687     4,002    15,781    10,239
                                                     -------   -------   -------   -------

Noninterest expense:
     Salaries and employee benefits                    7,401     5,856    21,829    16,122
     Occupancy and equipment                           1,840     1,566     5,381     4,313
     Supplies and postage                                606       556     1,796     1,465
     Amortization of intangible assets                   226       796       656     1,561
     Professional fees                                   438       229     1,099       917
     Other                                             2,907     2,306     7,850     5,584
                                                     -------   -------   -------   -------

         Total noninterest expense                    13,418    11,309    38,611    29,962
                                                     -------   -------   -------   -------

Income before income taxes                            10,350     8,268    30,126    23,589

Income taxes                                           3,466     2,908     9,941     8,239
                                                     -------   -------   -------   -------

Net income                                           $ 6,884   $ 5,360   $20,185   $15,350
                                                     =======   =======   =======   =======

Earnings per common share:

     Basic                                           $  0.59   $  0.45   $  1.72   $  1.29
     Diluted                                         $  0.58   $  0.45   $  1.70   $  1.28

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine months Ended
                                                                             September 30,
                                                                             -------------
(Dollars in thousands)                                                      2002          2001
                                                                         ----------   ----------

Cash flows from operating activities:
     Net income                                                          $  20,185    $  15,350
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                       4,005        4,043
         Provision for loan losses                                           3,640        3,400
         Deferred income tax benefit                                          (564)      (1,006)
         Gain on securities transactions                                       (39)        (442)
         Gain on sale of loans                                              (1,028)        (850)
         Loss on sale of other assets                                          133           29
         Minority interest in net income of subsidiaries                       166           74
         Increase in other assets                                              (92)      (2,668)
         (Decrease) increase in accrued expenses and other liabilities        (893)       6,425
                                                                         ---------    ---------
                  Net cash provided by operating activities                 25,513       24,355

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                               (410,778)    (268,850)
         Held to maturity                                                  (25,984)     (16,580)
     Proceeds from maturity and call of securities:
         Available for sale                                                261,988      206,227
         Held to maturity                                                   36,689       26,908
     Proceeds from sale of securities available for sale                    44,802        9,538
     Investment in Mercantile Adjustment Bureau, LLC                        (2,500)          --
     Increase in loans, net                                               (103,953)     (63,722)
     Proceeds from sales of premises and equipment                               5           29
     Purchase of premises and equipment                                     (3,197)      (3,664)
     Cash acquired in purchase of Bank of Avoca, net of cash paid            4,778           --
     Purchase of Bath National Corporation, net of cash acquired                --      (48,955)
                                                                         ---------    ---------
                  Net cash used in investing activities                   (198,150)    (159,069)

Cash flows from financing activities:
     Increase in deposits, net                                             199,560      121,592
     (Decrease) increase in short-term borrowings, net                     (36,096)      15,502
     Proceeds from long-term borrowings                                     35,059       14,501
     Repayment of long-term borrowings                                        (291)        (131)
     Proceeds from guaranteed preferred beneficial interests in
       Company's junior subordinated debentures, net of costs                   --       15,713
     Purchase of preferred and common shares                                  (384)         (14)
     Issuance of preferred and common shares                                   459           27
     Dividends paid                                                         (5,541)      (4,858)
                                                                         ---------    ---------
                  Net cash provided by financing activities                192,766      162,332
                                                                         ---------    ---------

Net increase in cash and cash equivalents                                   20,129       27,618

Cash and cash equivalents at the beginning of the period                    53,171       30,152
                                                                         ---------    ---------

Cash and cash equivalents at the end of the period                       $  73,300    $  57,770
                                                                         =========    =========

Supplemental cash flow information: Cash paid during period for:
       Interest                                                          $  34,493    $  36,199
       Income taxes                                                         11,226        9,210
     Noncash investing and financing activities:
       Fair value of noncash assets acquired in acquisitions             $  14,043    $ 281,664
       Fair value of liabilities assumed in acquisitions                    17,322      269,897
       Issuance of common stock in Bank of Avoca acquisition                 1,499           --
       Issuance of common stock for Burke Group, Inc. earnout                  500           --

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                   Accumulated
                                                                                                     Other
                                                     3%      8.48%          Additional            Comprehensive             Total
(Dollars in thousands,                           Preferred Preferred Common   Paid-in    Retained    Income   Treasury Shareholders'
except per share amounts)                           Stock    Stock    Stock   Capital    Earnings    (Loss)    Stock       Equity
                                                    -----    -----    -----   -------    --------    -------   -----       ------
Balance - December 31, 2001                          $167   $17,585    $113   $17,195   $ 112,786    $ 2,176    $(835)   $ 149,187

Purchase of 15,305 shares of common stock              --        --      --        --          --         --     (384)        (384)

Issue 2,989 shares of common stock-directors plan      --        --      --        58          --         --       12           70

Issue 17,699 shares of common stock- employee
     stock option plan                                 --        --      --       316          --         --       73          389

Issue 17,848 shares of common stock- Burke
     Group, Inc. contingent earnout                    --        --      --       431          --         --       69          500

Issue 47,036 shares of common stock - acquisition
     of Bank of Avoca                                  --        --      --     1,318          --         --      181        1,499

Comprehensive income:

     Net income                                        --        --      --        --      20,185         --       --       20,185

     Unrealized gain on securities available
       for sale (net of tax of $5,235)                 --        --      --        --          --      7,682       --        7,682

     Reclassification adjustment for gains
       included in net income (net of tax of $(16))    --        --      --        --          --        (23)      --          (23)
                                                                                                                         ---------

     Net unrealized gain on securities available
       for sale (net of tax of $5,219)                 --        --      --        --          --         --       --        7,659
                                                                                                                         ---------

         Total comprehensive income                    --        --      --        --          --         --       --       27,844
                                                                                                                         ---------

Cash dividends declared:

     3% Preferred - $2.75 per share                    --        --      --        --          (4)        --       --           (4)

     8.48% Preferred - $6.36 per share                 --        --      --        --      (1,118)        --       --       (1,118)

     Common - $0.42 per share                          --        --      --        --      (4,649)        --       --       (4,649)
                                                     ----   -------    ----   -------   ---------    -------    -----    ---------

Balance - September 30, 2002                         $167   $17,585    $113   $19,318   $ 127,200    $ 9,835    $(884)   $ 173,334
                                                     ====   =======    ====   =======   =========    =======    =====    =========

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

The consolidated unaudited financial statements include the accounts of FII, its four banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (99.30% owned) ("NBG"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". During the third quarter of 2002, the Company strategically merged The Pavilion State Bank ("PSB") operations with WCB and NBG based on geography. This combination of entities under common control was accounted for on a historical cost basis.

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

The consolidated unaudited financial information included herein combines the results of operations, the assets, liabilities and shareholders' equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements are unaudited

The consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Amounts in the prior period consolidated financial statements are reclassified when necessary to conform with the current period presentation.

The accompanying consolidated financial statements are unaudited and include the accounts of FII and its subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

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

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). This statement removes acquisitions of financial institutions from the scope of both Statement No.72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. SFAS 147 also clarifies that an acquisition that does not meet the definition of a business combination because the transferred net assets and activities do not constitute a business is an acquisition of net assets. Those acquisitions should be accounted for in the same manner as any other net asset acquisition and do not give rise to goodwill. SFAS 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2001 for existing intangibles.

(2) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,          September 30,
                                                              -------------          -------------
(Dollars and shares in thousands)                             2002       2001       2002       2001
                                                            -------    -------    -------    -------

Net income                                                  $ 6,884    $ 5,360    $20,185    $15,350
Less: Preferred stock dividends                                 374        374      1,122      1,122
                                                            -------    -------    -------    -------
Net income available to common shareholders                 $ 6,510    $ 4,986    $19,063    $14,228
                                                            =======    =======    =======    =======

Average number of common shares outstanding
     used to calculate basic earnings per common share       11,091     10,988     11,058     10,987

Add: Effect of dilutive options                                 127        172        162        124
                                                            -------    -------    -------    -------

Average number of common shares
     used to calculate diluted earnings per common share     11,218     11,160     11,220     11,111
                                                            =======    =======    =======    =======

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

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. The agreement provided for merger consideration of $1,500,000 to BGI shareholders. Merger consideration payments of $200,000 in cash and 34,452 shares of FII common stock were made on October 22, 2001 with the balance of the merger consideration of $500,000 due October 22, 2002 to be paid in shares of FII common stock based on the Company's average closing stock price for the 30 day period preceding the payment date. In addition the agreement provides for the payment of earnout consideration of $500,000 and $750,000 in FII common stock based on achievement of financial performance targets for the periods ending December 31, 2001 and 2002, respectively. The financial performance target for the period ending December 31, 2001 was achieved and 17,848 shares were issued on April 1, 2002. Achievement of the financial performance target for the period ending December 31, 2002 would be paid on April 1, 2003 based on the Company's average closing stock price for the 30 day period preceding the payment date. The agreement further provides for payment of contingent consideration in the form of FII common stock based on other financial performance targets for the periods ending December 31, 2002, 2003, and 2004 with the maximum amount of payments being $1,000,000, $2,250,000, and $2,500,000 respectively. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, of approximately $1,493,000 has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset attributable to customer lists, which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statement from the date of acquisition.

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,036 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years. The results of operations for BOA are included in the income statement from the date of acquisition.

On October 3, 2002, BNB announced that it has entered into a definitive agreement to purchase the two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices to be acquired are located in Elmira and Elmira Heights. As of June 30, 2002, the offices had total deposits of approximately $50 million. The purchase, which is subject to regulatory approval and will result in the recognition of additional intangible assets, is expected to close by the end of the fourth quarter of 2002. At that time, the offices will begin operating as full-service branch offices of Bath National Bank.

(4) Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually. Identifiable intangible assets acquired in a business combination are amortized over their useful lives.

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001.

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,            September 30,
                                                                 -------------            -------------
(Dollars in thousands, except per share amounts)                2002        2001        2002         2001
                                                             ---------   ---------   ---------    ---------

Reported net income                                         $    6,884  $    5,360  $   20,185   $   15,350
Goodwill amortization add-back                                      --         620          --        1,033
                                                            ----------  ----------  ----------   ----------
Adjusted net income                                         $    6,884  $    5,980  $   20,185   $   16,383
                                                            ==========  ==========  ==========   ==========

Basic earnings per share:
       Reported                                             $     0.59  $     0.45  $     1.72   $     1.29
       Goodwill amortization add-back                               --        0.06          --         0.10
                                                            ----------  ----------  ----------   ----------
       Adjusted                                             $     0.59  $     0.51  $     1.72   $     1.39
                                                            ==========  ==========  ==========   ==========

Diluted earnings per share:
       Reported                                             $     0.58  $     0.45  $     1.70   $     1.28
       Goodwill amortization add-back                               --        0.05          --         0.09
                                                            ----------  ----------  ----------   ----------
       Adjusted                                             $     0.58  $     0.50  $     1.70   $     1.37
                                                            ==========  ==========  ==========   ==========

Goodwill resulting from the previously disclosed mergers and acquisitions (see
Note 3) amounted to $37.3 million and $36.8 million at September 30, 2002 and December 31, 2001, respectively. Goodwill amortization expense included in the results of operations for the third quarter and first nine months of 2001 amounted to $620,000 and $1,033,000, respectively. In accordance with SFAS No. 142, there is no goodwill amortization included in the results of operations for the third quarter and first nine months of 2002.

The following table presents the change in the carrying amount of goodwill allocated by business segment for the nine months ended September 30, 2002:

                                                      Financial Services
                                                 BNB        Group
(Dollars in thousands)                         Segment     Segment       Total
                                               -------     -------       -----

Balance as of December 31, 2001               $ 35,535      $1,294     $ 36,829

Goodwill adjustments                              (119)        118           (1)

Goodwill acquired during the period                465          --          465
                                              --------      ------     --------

Balance as of September 30, 2002              $ 35,881      $1,412     $ 37,293
                                              ========      ======     ========

Effective June 30, 2002 the BNB segment was tested for impairment and the results indicated there was no impairment of goodwill.

The Company had other intangible assets of $2.0 million and $2.4 million at September 30, 2002 and December 31, 2001, respectively. These other intangible assets are amortizable and are included in other assets in the Consolidated Statements of Financial Condition. The following table details the major classes of amortizable intangible assets as of September 30, 2002.

                                      Gross Carrying   Accumulated  Net Carrying
(Dollars in thousands)                    Amount      Amortization     Amount
                                      --------------  ------------  ------------

Other intangible assets

     Core deposits                        $8,895        $(7,284)        $1,611
     Customer list                           500           (100)           400
                                          ------        -------         ------

         Total other intangible assets    $9,395        $(7,384)        $2,011
                                          ======        =======         ======

Intangible amortization of these other intangible assets was $226,000 and $656,000 for the quarter and nine months ended September 30, 2002, compared to $176,000 and $528,000 for the same periods last year. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets, which range from 5 to 20 years. Based on the current level of intangible assets, estimated amortization expense for other intangible assets is as follows:

Year ending December 31,
(Dollars in thousands)

           2002                      $  882
           2003                         894
           2004                         477
           2005                         199
           2006                         163
           Thereafter                    53
                                     ------
                                     $2,668
                                     ======

(5) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, FTB and the Financial Services Group.

The Financial Service Group is a new reportable segment, identified to include the activities of BGI, FIGI and the trust activities of the Banks. Also, during the third quarter of 2002, the Company strategically merged PSB operations with WCB and NBG based on geography. Accordingly, the Company restated segment results to reflect the merger for the first nine months of 2002 and for all of 2001. All of the revenue, expenses, assets and liabilities of PSB have been reallocated to the WCB and NBG segments. The reportable segment information as of and for the nine months ended September 30, 2002 and 2001 follows:

(Dollars in thousands)                                   2002             2001
                                                         ----             ----

Net interest income
     WCB                                            $    21,466     $    19,917
     NBG                                                 20,068          18,152
     BNB                                                 10,246           5,132
     FTB                                                  6,178           4,276
     Financial Services Group                                --              --
                                                    -----------     -----------
         Total segment net interest income               57,958          47,477
     Parent and eliminations, net                        (1,362)           (765)
                                                    -----------     -----------

         Total net interest income                  $    56,596     $    46,712
                                                    ===========     ===========

Revenue *
     WCB                                            $    25,770     $    23,706
     NBG                                                 23,685          22,145
     BNB                                                 12,332           6,279
     FTB                                                  7,427           5,185
     Financial Services Group                             4,083           1,260
                                                    -----------     -----------
         Total segment revenue                           73,297          58,575
     Parent and eliminations, net                          (920)         (1,624)
                                                    -----------     -----------

         Total revenue                              $    72,377     $    56,951
                                                    ===========     ===========

Net income
     WCB                                            $     7,903     $     7,140
     NBG                                                  7,742           6,936
     BNB                                                  3,664           1,721
     FTB                                                  2,157           1,281
     Financial Services Group                               162              30
                                                    -----------     -----------
         Total segment net income                        21,628          17,108
     Parent and eliminations, net                        (1,443)         (1,758)
                                                    -----------     -----------

         Total net income                           $    20,185     $    15,350
                                                    ===========     ===========

Assets
     WCB                                            $   665,491     $   627,220
     NBG                                                716,950         628,869
     BNB                                                445,538         357,004
     FTB                                                198,650         143,980
     Financial Services Group                             3,096             317
                                                    -----------     -----------
         Total segment assets                         2,029,725       1,757,390
     Parent and eliminations, net                         3,930          (7,740)
                                                    -----------     -----------

         Total assets                               $ 2,033,655     $ 1,749,650
                                                    ===========     ===========

*     Revenue is comprised of net interest income and noninterest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

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

Overview

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three months and nine months ended September 30, 2002 to supplement the information in the consolidated financial statements included in this report.

The following table and discussion present certain information that the Company considers important in evaluating performance:

                                                                    At or For the Three Months Ended September 30,
                                                                    ----------------------------------------------
                                                                       2002        2001       $ Change    % Change
                                                                       ----        ----       --------    --------
Per common share data:
  Net income - basic                                                     $0.59        $0.45      $0.14         31%
  Net income - diluted                                                   $0.58        $0.45      $0.13         29%
  Adjusted net income - basic (excluding goodwill
    amortization)                                                        $0.59        $0.51      $0.08         15%
  Adjusted net income - diluted (excluding goodwill
    amortization)                                                        $0.58        $0.50      $0.08         16%
  Cash dividends declared                                                $0.15        $0.12      $0.03         25%
  Book value                                                            $14.03       $11.85      $2.18         18%
Common shares outstanding:
  Weighted average shares - basic                                   11,091,398   10,987,742
  Weighted average shares - diluted                                 11,217,971   11,159,772
  Period end                                                        11,091,581   10,986,862
Performance ratios, annualized:
  Return on average assets                                                1.36%        1.24%
  Return on average common equity                                        17.05%       15.68%
  Common dividend payout ratio                                           25.42%       26.67%
  Net interest margin (tax-equivalent)                                    4.39%        4.57%
  Efficiency ratio                                                       49.30%       47.40%
Asset quality ratios:
    Nonperforming loans to total loans                                    1.13%        0.93%
    Nonperforming assets to total loans and other real estate             1.24%        1.03%
    Net loan charge-offs to average loans                                 0.35%        0.31%
    Allowance for loan losses to total loans                              1.60%        1.62%
    Allowance for loan losses to nonperforming loans                       142%         175%
Capital ratios:
  Average common equity to average total assets                           7.57%        7.37%
  Leverage ratio                                                          7.19%        7.22%
  Tier 1 risk based capital ratio                                        10.32%       10.05%
  Risk-based capital ratio                                               11.57%       11.31%

Third quarter net income increased 28% to $6,884,000 for 2002 compared to $5,360,000 for the third quarter of 2001. Diluted earnings per common share increased to $0.58 for the third quarter of 2002 compared to $0.45 in the 2001 period. Net income for the first nine months of 2002 increased 31% to $20,185,000 compared to $15,350,000 for the same period in 2001. Diluted earnings per share increased to $1.70 for the first nine months of 2002, compared to $1.28 for the same period in 2001. Return on average common equity was 17.87% and 15.67% for the nine months ended September 30, 2002 and 2001, respectively. In accordance with SFAS No. 142, goodwill is no longer amortized effective January 1, 2002. In the third quarter of 2001 and in the first nine months of 2001, goodwill amortization, none of which was tax deductible, was $620,000 and $1,033,000, respectively. Accordingly, excluding the effect of goodwill amortization, net income for the third quarter of 2001 and for the nine months ended September 30, 2001 would have been $5,980,000 (or $0.50 per diluted common share) and $16,383,000 (or $1.37 per diluted common share), respectively. This equates to a $904,000 or 15% increase in third quarter 2002 net income compared to the same period in 2001 and a $3,802,000 or 23% increase in net income for the first nine months of 2002 compared to 2001.

Lending Activities

Set forth below is selected information concerning the composition of the Company's loan portfolio at the dates indicated.

                                September 30,            December 31,         September 30,
(Dollars in thousands)              2002                    2001                   2001
                            --------------------    --------------------  --------------------

Commercial                  $   256,116     20.0%   $   232,379     19.9% $   217,798     19.1%
Commercial real estate          324,748     25.4        274,702     23.6      265,539     23.3
Agricultural                    222,440     17.4        186,623     16.0      178,167     15.6
Residential real estate         238,344     18.6        240,141     20.6      244,254     21.4
Consumer and home equity        237,377     18.6        232,205     19.9      233,972     20.6
                            -----------    -----    -----------   ------  -----------    -----
     Total loans gross        1,279,025    100.0      1,166,050    100.0    1,139,730    100.0
Allowance for loan losses       (20,474)                (19,074)              (18,497)
                            -----------             -----------           -----------

     Total loans, net       $ 1,258,551             $ 1,146,976           $ 1,121,233
                            ===========             ===========           ===========

The loan growth relates primarily to the expansion of the commercial, commercial real estate and agricultural loan portfolios as the Company targets the suburban markets of Erie and Monroe County. Commercial loans increased $23.7 million and $38.3 million over December 31, 2001 and September 30, 2001, respectively. Commercial real estate loans increased $50.0 million and $59.2 million over December 31, 2001 and September 30, 2001, respectively. Agricultural loans increased $35.8 million and $44.3 million over December 31, 2001 and September 30, 2001, respectively. Conversely, the table indicates the declining percentage of residential real estate loans to total loans, which is a direct result of the Company's decision to sell most newly originated fixed rate residential mortgages. Residential mortgage loans serviced for others amounted to $333.5 million, $245.4 million and $220.0 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Loans held for sale amounted to $5.9 million, $10.6 million and $10.1 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets increased to $15.9 million at September 30, 2002. The overall weakness in economic conditions has contributed to the higher than normal levels of nonperforming assets. The Company's ratio of nonperforming loans to total loans of 1.13% at September 30, 2002, increased from the ratio of 0.86% at December 31, 2001. The overall level of nonperforming assets as a percentage of total loans and other real estate was 1.24% at September 30, 2002, also up from 0.94% at December 31, 2001.

The following table sets forth information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

                                                                  September 30,  December 31,  September 30,
(Dollars in thousands)                                                2002          2001           2001
                                                                  -------------  ------------  -------------

Nonaccruing loans (1)
Commercial                                                           $ 3,029       $ 2,623       $ 2,918
Commercial real estate                                                 5,632         3,344         2,915
Agricultural                                                           1,422         1,529         1,764
Residential real estate                                                1,205           921           890
Consumer and home equity                                                 595           541           616
                                                                     -------       -------       -------
     Total nonaccruing loans                                          11,883         8,958         9,103

Accruing loans 90 days or more delinquent                              2,512         1,064         1,451
                                                                     -------       -------       -------

Total nonperforming loans                                             14,395        10,022        10,554

Other real estate owned                                                1,532           947         1,193
                                                                     -------       -------       -------

Total nonperforming assets                                           $15,927       $10,969       $11,747
                                                                     =======       =======       =======

Total nonperforming loans to total loans                                1.13%         0.86%         0.93%

Total nonperforming assets to total loans and other real estate         1.24%         0.94%         1.03%

(1) Loans are generally placed on nonaccrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The increase in nonaccrual loans can be attributed to a few non-owner occupied commercial real estate loans that are experiencing cash flow shortfalls from lower occupancy rates. The increase in accruing loans 90 days or more delinquent relates to dairy industry loans. Milk prices are at historical cyclical lows and have stayed at that price for an extended period of time placing stress on the cash flow of dairy farmers.

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

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                                 Three Months Ended            Nine Months Ended
                                                                 ------------------            -----------------
                                                                    September 30,                September 30,
(Dollars in thousands)                                             2002         2001          2002           2001
                                                                ---------     ---------     ---------     ---------

Balance at beginning of period                                   $20,121       $17,815       $19,074       $13,883

Addition as a result of acquisitions                                  --            --           174         2,686

Chargeoffs:
     Commercial                                                      679           452         1,234           566
     Commercial real estate                                           77           184           467           250
     Agricultural                                                     --             4            29             4
     Residential real estate                                          19            14            54           159
     Consumer and home equity                                        412           385         1,087           884
                                                                 -------       -------       -------       -------
         Total charge-offs                                         1,187         1,039         2,871         1,863
Recoveries:
     Commercial                                                        9            40            28            54
     Commercial real estate                                           14             8            84            19
     Agricultural                                                     --            --            35            --
     Residential real estate                                          --             5            54             5
     Consumer and home equity                                         65           105           256           313
                                                                 -------       -------       -------       -------
         Total recoveries                                             88           158           457           391
                                                                 -------       -------       -------       -------
Net charge-offs                                                    1,099           881         2,414         1,472
Provision for loan losses                                          1,452         1,563         3,640         3,400
                                                                 -------       -------       -------       -------

Balance at end of period                                         $20,474       $18,497       $20,474       $18,497
                                                                 =======       =======       =======       =======

Ratio of net loan charge-offs to average loans (annualized)         0.35%         0.31%         0.26%         0.19%

Ratio of allowance for loan losses to total loans                   1.60%         1.62%         1.60%         1.62%

Ratio of allowance for loan losses to nonperforming loans            142%          175%          142%          175%

Overall weakness in economic conditions has contributed to the higher level of charge-offs in 2002. The conditions have affected both consumer and commercial loans with liquidation of some commercial sector loans generating losses from collateral shortfalls.

Investing Activities

U.S. Treasury and Agency Securities: At September 30, 2002, the U.S. Treasury and Agency securities portfolio totaled $115.8 million, of which $113.8 million was classified as available for sale. The portfolio consisted of $1.0 million in
U. S. Treasury securities and $114.8 million in U. S. federal agency securities. The U. S. federal agency security portfolio consists almost exclusively of callable securities. At December 31, 2001, the U.S. Treasury and Agency securities portfolio totaled $185.4 million, of which $183.5 million was classified as available for sale. The decline in U.S. Agency securities is attributed to a re-positioning of the portfolio in an effort to lessen the exposure to callable securities.

State and Municipal Obligations: At September 30, 2002, the portfolio of state and municipal obligations totaled $214.3 million, of which $165.8 million was classified as available for sale and $48.5 million was classified as held to maturity. At December 31, 2001, the portfolio of state and municipal obligations totaled $202.6 million, of which $143.2 million was classified as available for sale.

Mortgage-Backed Securities: At September 30, 2002, the Company had $251.6 million in mortgage-backed securities, all classified as available for sale. At December 31, 2001, the Company had $90.0 million in mortgage-backed securities, all classified as available for sale. The significant increase in mortgage-backed securities reflects the need for additional collateral to secure deposits accepted in the Company's expanding municipal banking business, as well as the investment of funds made available from the aforementioned re-positioning of callable Agency securities. This class of securities provides the most attractive yields consistent with the liquidity and re-pricing characteristics of municipal deposits.

Corporate Bonds: The corporate bond portfolio at September 30, 2002 totaled $11.5 million, all of which was classified as available for sale. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated at inception as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services. The corporate bond portfolio at December 31, 2001 totaled $7.9 million, all of which was classified as available for sale.

Equity Securities: At September 30, 2002, equity securities totaled $4.0 million, all of which was classified as available for sale. Included in the portfolio is $3.0 million of Freddie Mac preferred stock. At December 31, 2001, equity securities totaled $3.8 million, all of which was classified as available for sale.

Equity Method Investments: On February 28, 2002, the Company invested $2.5 million in Mercantile Adjustment Bureau, LLC (MAB), a full-service accounts receivable management firm located in Rochester, New York. The Company has a 50% equity interest in MAB that is accounted for under the equity method of accounting.

Funding Activities

Deposits: The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.43 billion or 86.6% of total deposits of $1.65 billion at September 30, 2002. The core deposit base consists almost exclusively of in-market accounts. . Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $221.7 million as of September 30, 2002, largely from in-market municipal, business and individual customers. As of September 30, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $71.6 million. The Company had total public (municipal) deposits of $380.4 million at September 30, 2002 compared to $292.6 million at December 31, 2001. The increase is a result of the Company's continuing expansion in this line of business as market opportunities have arisen from the exit of competitors

Total deposits at December 31, 2001 amounted to $1.43 billion. Core deposit products were $1.20 billion or 83.6% of total deposits at December 31, 2001. Certificates of deposit over $100,000 totaled $234.5 million at December 31, 2001, which included $45.0 million in brokered certificates of deposit.

Non-Deposit Sources of Funds: The Company's most significant source of non-deposit funds are FHLB borrowings. FHLB advances outstanding as of September 30, 2002 amounted to $119.9 million and include both short and long-term advances, which mature on various dates through 2011. The FHLB advances are collateralized by FHLB stock and real estate mortgage loans. As of September 30, 2002, the Company had $8.4 million in pledged collateral available for the purpose of extending FHLB credit lines. As of December 31, 2001, FHLB advances outstanding amounted to $107.3 million. The Company also utilizes securities sold under agreements to repurchase as a source of funds. The short-term repurchase agreements amounted to $47.1 million and $44.0 million as of September 30, 2002 and December 31, 2001, respectively.

In 2001, the Company established FISI Statutory Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of September 30, 2002, all of the capital securities qualified as Tier I capital under regulatory definitions. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. Also, in 2001, the Company obtained lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $50.0 million. As of September 30, 2002, there were no advances outstanding against the Farmer Mac lines.

Net Income Analysis

Average Balance Sheet

The table on the following page sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities as of and for the three months ended September 30, 2002 and 2001. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccruing loans are included in the yield calculations in this table.

                                                            For The Three Months Ended September 30,
                                                            ----------------------------------------
                                                             2002                              2001
                                                             ----                              ----

                                                Average     Interest  Annualized   Average    Interest  Annualized
                                              Outstanding    Earned/    Yield/   Outstanding   Earned/    Yield/
(Dollars in thousands)                          Balance       Paid       Rate      Balance      Paid       Rate
                                                -------       ----       ----      -------      ----       ----

Interest-earning assets:
Federal funds sold and interest-bearing
deposits                                       $    15,280    $    71     1.84%   $     5,923    $    47     3.15%
Investment securities (1):
   Taxable                                         389,146      5,074     5.21%       264,946      4,060     6.12%
   Non-taxable                                     212,812      3,262     6.13%       188,768      3,117     6.60%
                                               -----------    -------   ------    -----------    -------   ------
      Total investment securities                  601,958      8,336     5.54%       453,714      7,177     6.32%
Loans (2):
   Commercial and agricultural                     791,515     13,477     6.76%       656,518     13,515     8.17%
   Residential real estate                         233,321      4,796     8.22%       242,955      5,286     8.70%
   Consumer and home equity                        234,522      4,805     8.13%       232,788      5,289     9.01%
                                               -----------    -------   ------    -----------    -------   ------
      Total loans                                1,259,358     23,078     7.29%     1,132,261     24,090     8.46%
                                               -----------    -------   ------    -----------    -------   ------
        Total interest-earning assets            1,876,596     31,485     6.68%     1,591,898     31,314     7.83%
                                               -----------    -------   ------    -----------    -------   ------
Allowance for loan losses                          (20,331)                           (17,953)
Other non-interest earning assets                  145,012                            137,547
                                               -----------                        -----------
          Total assets                         $ 2,001,277                        $ 1,711,492
                                               ===========                        ===========

Interest-bearing liabilities:
Interest-bearing checking                          372,025      1,346     1.44%       183,691        600     1.30%
Savings and money market                           355,600      1,404     1.57%       269,597      1,396     2.05%
Certificates of deposit                            675,435      6,182     3.63%       743,235      9,168     4.89%
Borrowed funds                                     170,723      1,457     3.37%       129,206      1,509     4.63%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated
   debentures                                       16,200        421    10.31%        16,200        421    10.31%
                                               -----------    -------   ------    -----------    -------   ------
        Total interest-bearing liabilities       1,589,983     10,810     2.70%     1,341,929     13,094     3.87%
                                               -----------    -------   ------    -----------    -------   ------
Non-interest bearing demand deposits               222,854                            201,052
Other non-interest-bearing liabilities              19,233                             24,622
                                               -----------                        -----------
        Total liabilities                        1,832,070                          1,567,603
Shareholders' equity (3)                           169,207                            143,889
                                               -----------                        -----------
          Total liabilities and
          shareholders' equity                 $ 2,001,277                        $ 1,711,492
                                               ===========                        ===========

Net interest income                                           $20,675                            $18,220
                                                              =======                            =======

Net interest rate spread                                                  3.98%                              3.96%
                                                                        ======                             ======

Net earning assets                             $   286,613                        $   249,969
                                               ===========                        ===========

Net interest income as a percentage of
   average interest-earning assets (4)                                    4.39%                              4.57%
                                                                        ======                             ======

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                 118.03%                            118.63%
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

Net Interest Income

In the third quarter of 2002, net interest income, the principal source of earnings, increased 14% to $19.5 million compared to $17.1 million in the third quarter of 2001. The increase in net interest income was primarily the result of the growth in average earning assets which increased $285 million or 18% in the third quarter of 2002 compared to the third quarter of 2001. Loans accounted for $127 million and total investment assets for $158 million of that growth in average earning assets. Loan growth was concentrated in the commercial sector with average loans in that sector growing $135 million while the consumer sector dropped $8 million attributed to selling nearly all newly originated fixed rate residential mortgage loans. The principal funding source for the average earning asset growth was deposits, which for the third quarter of 2002 increased $228 million or 15% over the average for the same period in 2001. Net interest margin for the third quarter of 2002 was 4.39% compared to 4.57% in the same period last year. The net interest margin has remained at relatively high levels, but the current low level of market interest rates has created some pressure on placing new funds in earning assets at the Company's historically higher spreads.

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

                                                    3rd Quarter 2002 Compared to 3rd Quarter 2001
                                                    ---------------------------------------------
                                                    Increase (Decrease) Due to   Total Increase/
(Dollars in thousands)                                  Volume          Rate      (Decrease)
                                                        ------          ----      ----------

Interest-earning assets:
  Federal funds sold and interest-bearing deposits      $    45       $   (21)      $    24
  Investment securities:
     Taxable                                              1,617          (603)        1,014
     Non-taxable                                            364          (219)          145
                                                        -------       -------       -------
       Total investment securities                        1,981          (822)        1,159
                                                        -------       -------       -------
  Loans:
     Commercial and agricultural                          2,603        (2,641)          (38)
     Residential real estate                               (198)         (292)         (490)
     Consumer and home equity                                36          (520)         (484)
                                                        -------       -------       -------
       Total loans                                        2,441        (3,453)       (1,012)
                                                        -------       -------       -------
          Total interest-earning assets                   4,467        (4,296)          171

Interest-bearing liabilities:
  Interest-bearing checking                                 681            65           746
  Savings and money market                                   85           (77)            8
  Certificates of deposit                                  (621)       (2,365)       (2,986)
  Borrowed funds                                            319          (371)          (52)
  Guaranteed preferred beneficial interests in
     Corporation's junior subordinated debentures             -             -             -
                                                        -------       -------       -------
          Total interest-bearing liabilities                464        (2,748)       (2,284)
                                                        -------       -------       -------

Net interest income                                     $ 4,003       $(1,548)      $ 2,455
                                                        =======       =======       =======

Provision for Loan Losses

The provision for loan losses for the third quarter of 2002 was $1.5 million, compared to $1.6 million for the 2001 quarter. For the first nine months of 2002 the provision was $3.6 million compared to $3.4 million for the same period in 2001. Nonperforming assets totaled $15.9 million at September 30, 2002 compared to $11.7 million a year earlier. Net loan charge-offs were $1.1 million for the third quarter of 2002 or 0.35% of average loans compared to $0.9 million or 0.31% of average loans in the same period last year. The ratio of nonperforming assets to total loans and other real estate of 1.24% at September 30, 2002 compared to 1.03% a year ago. The ratio of the allowance for loan losses to total loans was 1.60% at September 30, 2002, compared to 1.62% a year ago.

Noninterest Income

Noninterest income increased 42% in the third quarter of 2002 to $5.7 million from $4.0 million for the third quarter of 2001. This increase can be attributed to a combination of fees and commissions generated by our employee benefits administration and compensation consulting firm, BGI, which was acquired in the fourth quarter of 2001, as well as the growth in deposits and the related service fees. Financial Services Group fees and commissions, which include BGI revenue, were $1.5 million for the third quarter of 2002, an increase of $1.0 million from the same period last year. BGI accounts for $0.9 million of this increase, with the remainder relating to the ongoing expansion of the Company's investment brokerage and trust businesses. Mortgage banking revenues totaled $1.7 million during the first nine months of 2002, up from $1.4 million for the same period last year. The increase can be attributed to the growth in the sold and serviced residential mortgage loan portfolio, which totaled $333.5 million as of September 30, 2002, a 51% increase from $220.0 million as of September 30, 2001.

Noninterest Expense

Noninterest expense for the third quarter of 2002 totaled $13.4 million compared with $11.3 million for the third quarter of 2001. For the nine months ending September 30, 2002, noninterest expense was $38.6 million compared to $30.0 million for the same period last year. The increase relates to the ongoing additions of staff and other resources necessary to support our continuing expansion of lending activities, product lines and new branch offices as well as the addition of BGI, BNB and BOA. While the aforementioned additions have positioned the Company for future growth, they have also contributed to an increase in the efficiency ratio for the third quarter of 2002 to 49.3%, compared to 47.4% for the same period a year ago and for the first nine months of 2002 to 49.7% compared to 47.7% for the first nine months of 2001.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $9.9 million and $8.2 million for the nine months ended September 30, 2002 and 2001, respectively. While the increase corresponds to increased levels of taxable income, the effective tax rate for the first nine months of 2002 decreased to 33.0%, compared to 34.9% for the first nine months of 2001 as a result of an increase in holdings of tax-exempt securities.

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

The Company's cash and cash equivalents were $73.3 million at September 30, 2002, an increase of $20.1 million from the balance of $53.2 million at December 31, 2001. The increase results primarily from an increase in Federal funds sold as of the current quarter-end.

In the normal course of business, the Company has outstanding commitments to extend credit which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2002, letters of credit totaling $10.0 million and unused loan commitments and lines of credit of $299.8 million were contractually available to customers. Comparable amounts for these commitments at December 31, 2001 were $8.6 million and $265.9 million, respectively. The total commitment amounts do not necessarily represent future cash requirements, as many of the commitments are expected to expire without funding.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. A leverage ratio is also utilized in assessing capital adequacy, with a minimum requirement that can range from 3.0% to 5.0%.

The Company's Tier 1 leverage ratio was 7.19% and 7.02% at September 30, 2002 and December 31, 2001, respectively, well-above minimum regulatory capital requirements. Total Tier 1 capital of $140.4 million at September 30, 2002 increased $19.8 million from $120.6 million at December 31, 2001. The increase in Tier 1 capital relates primarily to the $14.4 million increase in retained earnings resulting from the Company's net income for the first nine months of 2002 net of dividend payouts, and a $7.7 million increase in accumulated other comprehensive income resulting from the increase in the net unrealized gain on securities available for sale during the first nine months of 2002.

The Company's total risk-based capital ratio was 11.57% at September 30, 2002, comparable to 11.37% at December 31, 2001, both well-above minimum regulatory capital requirements. Total risk-based capital was $157.5 million at September 30, 2002, an increase of $17.6 million from $139.9 million at December 31, 2001.

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

Management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms or periodic interest rate adjustment offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB or brokered certificates of deposit.

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company's overall interest rate risk position is slightly asset sensitive which will provide modest opportunities for expansion of net interest income in an upward rate environment and modest declines in a downward rate environment. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company filed its 2001 Annual Report on Form 10-K, dated March 11, 2002, with the Securities and Exchange Commission.

Management also uses a static gap analysis to identify and manage the Company's interest rate risk profile. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

Item 4. Controls and Procedures

Within 90 days of the date of this report, the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company's periodic SEC reports is made known to them in a timely fashion. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect the Company's internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits.

      Exhibit10.1       Separation Agreement for John R. Koelmel

      Exhibit11.1       Computation of Per Share Earnings*

      Exhibit99.1       Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

      Exhibit99.2       Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

                        * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 2 to the consolidated financial statements in this report.

(b)   Reports on Form 8-K.

            A Form 8-K was filed on August 12, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2002                           FINANCIAL INSTITUTIONS, INC.

Date                                        Signatures

November 12, 2002                           /s/ Peter G. Humphrey
                                            ---------------------

                                            Peter G. Humphrey
                                            President, Chief Executive Officer
                                            (Principal Executive Officer),
                                            Chairman of the Board and Director

November 12, 2002                           /s/ Ronald A. Miller
                                            --------------------

                                            Ronald A. Miller
                                            Senior Vice President
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

I, Peter G. Humphrey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Financial Institutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                    /s/ Peter G. Humphrey
                                                    -----------------------
                                                    Peter G. Humphrey
                                                    Chief Executive Officer

CERTIFICATION

I, Ronald A. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Financial Institutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                    /s/ Ronald A. Miller
                                                    -----------------------
                                                    Ronald A. Miller
                                                    Chief Financial Officer