Form 10-K
period 2002-12-31
FINANCIAL INSTITUTIONS INC
filed 2003-03-14
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26481

                          FINANCIAL INSTITUTIONS, INC.
             (Exact Name of Registrant as specified in its charter)

                NEW YORK                               16-0816610
        (State of Incorporation)         (I.R.S. Employer Identification Number)

      220 Liberty Street Warsaw, NY                      14569
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      YES |X|      NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      YES |X|      NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

Aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of close of business on June 30, 2002 was $319,871,757.

As of March 12, 2003 there were issued and outstanding, exclusive of treasury shares, 11,109,664 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                          FINANCIAL INSTITUTIONS, INC.

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                          19
Item 3.   Legal Proceedings                                                   20
Item 4.   Submission of Matters to a Vote of Security Holders                 20

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          20
Item 6.   Selected Financial Data                                             21
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          42
Item 8.   Financial Statements and Supplementary Data                         45
Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         74

PART III
Item 10.  Directors and Executive Officers of the Registrant                  74
Item 11.  Executive Compensation                                              74
Item 12.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  74
Item 13.  Certain Relationships and Related Transactions                      74

PART IV
Item 14.  Controls and Procedures                                             74
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     75

PART I

Item I. Business

General

Financial Institutions, Inc. (the "Company" or "FII") is a financial holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company operates a super-community bank holding company - a bank holding company that owns multiple community banks that are separately managed. The Company owns four commercial banks that provide consumer, commercial and agricultural banking services in Western and Central New York State: Wyoming County Bank ("WCB"), The National Bank of Geneva ("NBG"), First Tier Bank & Trust ("FTB") and Bath National Bank ("BNB"), collectively referred to as the "Banks". During 2002, the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank ("PSB") into NBG and transfer of other branch offices between subsidiary banks. In recent years, the Company has grown through a combination of internal growth, the opening of new branch offices and acquisitions. The Company became qualified in May 2000 as a financial holding company (see Gramm-Leach-Bliley Act discussion beginning on page 14), and has since incorporated two financial services subsidiaries into its operations: Burke Group, Inc. ("BGI") and The FI Group, Inc. ("FIGI"), collectively referred to as the "Financial Services Group" ("FSG"). BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. In February 2001, the Company formed FISI Statutory Trust I ("FISI"), to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of Bath National Corporation ("BNC"). The capital securities are identified on the consolidated statements of financial condition as guaranteed preferred beneficial interests in corporation's junior subordinated debentures.

We make available free of charge through our website at www.fiiwarsaw.com all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or "SEC," including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

As a super-community bank holding company, the Company's strategy has been to manage its bank subsidiaries on a decentralized basis. This strategy provides the Banks the flexibility to efficiently serve their markets and respond to local customer needs. While generally operating on a decentralized basis, the Company has consolidated selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. In furtherance of this objective, the Company hired a Senior Credit Executive in September 2002 to review Company-wide credit policies and develop and implement recommendations for strengthened, centralized credit administration. By increasing the use of existing technology and by further centralizing back-office operations, management believes substantial additional growth can be accomplished without incurring proportionately greater operational costs.

The relative sizes and profitability of the Company's operating subsidiaries in thousands of dollars as of and for the year ended December 31, 2002, are depicted in the following table:

                                                 Percent                Percent
Subsidiary                            Assets     of Total  Net Income   of Total
--------------------------------------------------------------------------------

Wyoming County Bank                 $  674,755      32     $ 10,565        40
The National Bank of Geneva            721,090      34        9,765        37
Bath National Bank                     495,055      24        5,001        19
First Tier Bank & Trust                203,382      10        2,775        10
Financial Services Group                 5,052      --          246         1
Parent and eliminations, net             5,700      --       (1,896)       (7)
                                    ----------     ---     --------      ----

Total                               $2,105,034     100     $ 26,456       100
                                    ==========     ===     ========      ====

Mergers and Acquisitions

On December 13, 2002, BNB acquired the two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices purchased, located in Elmira and Elmira Heights, had deposit liabilities totaling $44.2 million at the time of acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $1.5 million has been recorded as goodwill. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $2.0 million intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years. The 2002 results of operations include the results from the branches from the date of acquisition (December 13, 2002).

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,036 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($1.5 million) over the fair value of identifiable tangible and intangible assets acquired ($18.4 million), less liabilities assumed ($17.3 million), of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 core deposit intangible asset, which is being amortized using the straight-line method over seven years. The 2002 results of operations for BOA are included in the income statements from the date of acquisition (May 1, 2002).

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($3.3 million including earned amounts and contingent amounts to date - see Note 2 of the notes to consolidated financial statements for additional discussion regarding the merger consideration) over the fair value of identifiable tangible and intangible assets acquired ($1.7 million), less liabilities assumed ($1.7 million), of approximately $3.3 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset for a customer list which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statements from the date of acquisition (October 22, 2001).

On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC") , and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price ($62.6 million) over the fair value of identifiable tangible and intangible assets acquired ($295.4 million), less liabilities assumed ($269.9 million), of approximately $37.1 million has been recorded as goodwill. Goodwill was amortized in 2001 using the straight-line method over 15 years, since the transaction was consummated prior to June 30, 2001, the effective date of SFAS No. 142. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002. The results of operations for BNB are included in the income statements from the date of acquisition (May 1, 2001).

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

Market Area and Competition

The Company provides a wide range of consumer and commercial banking services to individuals, municipalities and businesses through a network of 47 branches and 62 ATMs in thirteen contiguous counties of Western and Central New York State:
Allegany, Cattaraugus, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Schuyler, Seneca, Steuben, Wyoming and Yates Counties.

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

Underwriting Standards. The Company's loan policy establishes the general parameters of the types of loans that are desirable, emphasizing cash flow and collateral coverage. Under the decentralized management structure, credit decisions are made at the subsidiary bank level by officers who generally have had long personal experience with most of their commercial and many of their individual borrowers. The Company hired a Senior Credit Executive in September 2002 to review Company-wide credit policies and develop and implement recommendations for strengthened, centralized credit administration. Each subsidiary bank's loan policy must comply with the Company's overall loan policy. These policies establish the lending authority of individual loan officers as well as the loan authority of the banks' loan committees. The policy limits exposure to any one borrower or affiliated group of borrowers to a limit of $8,000,000 unless the amount above that number has liquid collateral pledged as security or has a U.S. Government agency guarantee. The subsidiary bank CEO and Senior Loan Administrator each have loan authority up to $250,000 while other lending authorities are generally $100,000 or less. The CEO and Senior Loan Administrator can approve loans up to $500,000 jointly. Each subsidiary bank has an External Loan Committee that consists of up to three lending officers and at least two outside bank directors. The External Loan Committee may approve loans up to $2,000,000. Loans over $2,000,000 require the approval of the Company's Executive Loan Committee. The Executive Loan Committee consists of the Company's CEO, Chief Credit Officer (non-voting), each subsidiary bank CEO, and each subsidiary bank Senior Loan Administrator. To assure the maximum salability of the residential loan products for possible resale into the secondary mortgage markets, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation ("Freddie Mac") as part of its standard loan policy and procedures manual.

Commercial Loans. The Company, through its banking subsidiaries, originates commercial loans in its primary market areas and underwrites them based on the borrower's ability to service the loan from operating income. The Company, through its banking subsidiaries, offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the borrower is obtained. At December 31, 2002, $43.5 million, or 16.6%, of the aggregate commercial loan portfolio was at fixed rates while $219.1 million, or 83.4%, was at variable rates. The Company also utilizes government loan guarantee programs offered by the Small Business Administration (or "SBA") and Rural Economic and Community Development (or "RECD") when appropriate. See "Government Guarantee Programs" below.

Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Company, through its banking subsidiaries, makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate, typically have variable interest rates and are amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower's financial condition. At December 31, 2002, $49.1 million, or 14.8%, of the aggregate commercial real estate loan portfolio was at fixed rates while $283.0 million, or 85.2%, was at variable rates.

Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. The Banks also closely monitor commodity prices and inventory build-up in various commodity categories to better anticipate price changes in key agricultural products that could adversely affect the borrowers' ability to repay their loans. At December 31, 2002 the Company has $118.1 million in loans to the dairy industry which represents 9% of the total loan portfolio. The dairy industry is under stress from an extended period of low milk prices. The Company routinely evaluates the effect of those price changes on the cash flow of borrowers and the values of collateral supporting those loans. At December 31, 2002, $20.1 million, or 8.6%, of the agricultural loan portfolio was at fixed rates while $213.7 million, or 91.4%, was at variable rates. The Banks utilize government loan guarantee programs offered by the SBA and the Farm Service Agency (or "FSA") of the United States Department of Agriculture where available and appropriate. See "Government Guarantee Programs" below.

Residential Real Estate Loans. The Banks originate fixed and variable rate one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market areas. A variety of real estate loan products which generally are amortized over five to 30 years are offered. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Company sells most newly originated fixed rate one-to-four family residential mortgages to Freddie Mac and retains the rights to service the mortgages. At December 31, 2002, the servicing portfolio totaled $301.4 million in residential mortgages, the majority of which have been sold to

Freddie Mac. At December 31, 2002, $188.1 million, or 74.7%, of residential real estate loans retained in portfolio was at fixed rates while $63.8 million, or 25.3%, was at variable rates.

Consumer and Home Equity Loans. The Banks originate direct and indirect credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, fixed and open-ended home equity loans, personal loans (collateralized and uncollateralized), student loans and deposit account collateralized loans. Visa cards that provide consumer credit lines are also issued. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer's home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2002, $158.8 million, or 65.8%, of aggregate consumer and home equity loans was at fixed rates while $82.7 million, or 34.2%, was at variable rates.

Government Guarantee Programs. The Banks participate in government loan guarantee programs offered by the SBA, RECD and FSA. At December 31, 2002, the Banks had loans with an aggregate principal balance of $44.8 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Banks are able to broaden their base of borrowers while minimizing credit risk.

Delinquencies and Nonperforming Assets. The Banks have several procedures in place to assist in maintaining the overall quality of the Company's loan portfolio. Specific underwriting guidelines have been established to be followed by the lending officers. The Company requires each bank subsidiary to report delinquencies on a monthly basis, and the Senior Credit Executive, as part of the Company's ongoing centralized loan administration function, monitors these levels to identify adverse trends.

Classification of Assets. Through the loan review process, the Banks maintain internally classified loan lists which, along with delinquency reporting, helps management assess the overall quality of the loan portfolio and the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a higher leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans are charged-off when it becomes evident that such balances are not collectible.

A loan is generally placed on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral further supports the carrying value of the loan.

Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management's estimate of the amount of probable loan losses in the portfolio, based on the following factors:

      -     the amount of historical charge-off experience;

      -     the evaluation of the loan portfolio by the loan review function;

      -     levels and trends in delinquencies and non-accruals;

      -     trends in volume and terms;

      -     effects of changes in lending policy;

      -     experience, ability and depth of management;

      -     national and local economic trends and conditions; and

      -     concentration of credit.

Management presents a quarterly review of the allowance for loan losses to each subsidiary bank's Board of Directors as well as to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In order to determine the allowance for loan losses, the risk classification and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allowances for loans which have been individually evaluated for impairment are established when required. An allowance is also established for groups of loans with similar risk characteristics, based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit.

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

The Company's investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate risk and maximizing portfolio yield. Subsidiary bank policies generally limit security purchases to the following:

      -     U.S. treasury securities;

      -     U.S. government agency and government sponsored agency securities;

      - mortgage-backed pass-through securities and collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and Freddie Mac ("FHLMC");

      - investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation and revenue notes and bonds;

      - certain creditworthy un-rated securities issued by municipalities; and investment grade corporate debt.

The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires recognition of derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

Additionally, the Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investor Services, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

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

Supervision and Regulation

The supervision and regulation of financial holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations.

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

                                   The Company

The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2002, the Company's ratio of Tier 1 capital to total risk-weighted assets was 9.82% and the ratio of total capital to total risk-weighted assets was 11.08%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources."

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by three-month average consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2002, the Company's leverage ratio was 6.96%.

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

                                    The Banks

Wyoming County Bank ("WCB") and First Tier Bank & Trust ("FTB") are New York State-chartered banks. The National Bank of Geneva ("NBG") and Bath National Bank ("BNB") are national banks chartered by the Office of the Comptroller of Currency. All of the deposits of the four subsidiary banks are insured by the FDIC through the Bank Insurance Fund. FTB is a member of the Federal Reserve System. The Banks are subject to supervision and regulation that subject them to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the New York State Banking Department (in the case of the state-chartered banks) and the Office of the Comptroller of Currency (in the case of the national banks). Because the Federal Reserve Board regulates the bank holding company parent of the Banks, the Federal Reserve Board also has supervisory authority which directly affects the banks.

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

Examinations. The New York State Banking Department (in the case of WCB and
FTB), the Office of the Comptroller of the Currency (in the case of NBG and
BNB), the Federal Reserve Board and the FDIC periodically examine and evaluate the Banks. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.

Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC's risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2002, the ratio of Tier 1 capital to total risk-weighted assets for the Banks was 8.94% for WCB, 8.90% for NBG, 9.70% for BNB, and 9.45% for FTB, and the ratio of total capital to total risk-weighted assets was 10.20% for WCB, 10.16% for NBG, 10.95% for BNB, and 10.70% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

The FDIC's leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2002, the ratio of Tier 1 capital to average total assets (leverage ratio) was 6.64% for WCB, 6.71% for NBG, 5.93% for BNB, and 5.67% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

The Banks' approved security programs appropriate to their size and complexity and the nature and scope of their operations prior to the July 1, 2001 effective date of the regulatory guidelines. The implementation of the programs is an ongoing process.

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

                                 USA Patriot Act

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. During 2002, the Department of Treasury issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Regulations were also adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger

Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

The Banks have in place a Bank Secrecy Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

                               Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the issuer's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Effective August 29, 2002, as directed by Section 302(a) of the Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The Act imposes several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                            Fair Credit Reporting Act

In 1970, the U. S. Congress the Fair Credit Reporting Act (the "FCRA") in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provision of the FCRA will terminate as of December 31, 2003. Termination of the preemption provisions could significantly impact the ability of the existing credit bureau system to continue operating.

The Company may incur additional costs, and be required to implement additional costly procedures and systems in the event that the preemption provisions of the FCRA terminate at the end of 2003, and New York, or other states, adopts legislation that would have the effect of prohibiting the continued sharing of information such as that currently collected by credit bureaus throughout the United States. The likelihood of the FCRA preemption provisions terminating by their terms, and of the adoption of such restrictive provisions by state legislatures, cannot be estimated at this time.

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

Item 2. Properties

The Company's headquarters and operations center is located in Warsaw, New York. This facility is leased for a nominal rent from the Wyoming County Industrial Development Agency for local tax reasons and the Company has the right to purchase it for nominal consideration beginning in November, 2006. The following table lists the properties of each of the Company's subsidiaries:

                                                           TYPE OF             LEASED OR               EXPIRATION
                ENTITY \ LOCATION                         FACILITY               OWNED                  OF LEASE
                -----------------                         --------               -----                  --------
      Wyoming County Bank
        Warsaw...................................        Main Office              Own                      --
        Attica...................................          Branch                 Own                      --
        Batavia..................................          Branch                Lease                October 2011
        Batavia (In-Store).......................          Branch                Lease                 August 2008
        Dansville................................          Branch                Lease                 March 2003
        East Aurora..............................          Branch                Lease                December 2012
        Geneseo..................................          Branch                 Own                      --
        Lakeville................................          Branch                 Own                      --
        Mount Morris.............................          Branch                 Own                      --
        North Java...............................          Branch                 Own                      --
        North Warsaw.............................          Branch                 Own                      --
        Pavilion.................................          Branch                 Own                      --
        Strykersville............................          Branch                 Own                      --
        Williamsville............................          Branch                Lease                  May 2003
        Wyoming..................................          Branch                 Own                      --
        Yorkshire................................          Branch                Lease                November 2007

      The National Bank of Geneva
        Geneva...................................        Main Office              Own                      --
        Geneva...................................      Drive-up Branch            Own                      --
        Geneva (Plaza)...........................          Branch            Ground Lease             January 2016
        Caledonia................................          Branch                Lease                 April 2006
        Canandaigua..............................          Branch                 Own                      --
        Honeoye Falls............................          Branch                Lease                 April 2007
        Leroy....................................          Branch                 Own                      --
        North Chili..............................          Branch                Lease                  July 2015
        Ovid.....................................          Branch                 Own                      --
        Penn Yan.................................          Branch                 Own                      --
        Victor...................................          Branch                 Own                      --
        Waterloo.................................          Branch                 Own                      --

      Bath National Bank
        Bath.....................................        Main Office              Own                      --
        Bath.....................................      Drive-up Branch            Own                      --
        Avoca....................................          Branch                 Own                      --
        Avoca....................................      Drive-up Branch           Lease               September 2004
        Cohocton.................................          Branch                Lease                 August 2005
        Dundee...................................          Branch                 Own                      --
        Elmira...................................          Branch                 Own                      --
        Elmira Heights...........................          Branch                Lease                November 2008
        Erwin....................................          Branch                Lease                 August 2004
        Hammondsport.............................          Branch                 Own                      --
        Hornell..................................          Branch                 Own                      --
        Horseheads...............................          Branch                Lease               September 2012
        Naples...................................          Branch                 Own                      --
        Wayland..................................          Branch                 Own                      --

      First Tier Bank & Trust
        Olean....................................        Main Office              Own                      --
        Olean....................................      Drive-up Branch            Own                      --
        Allegany.................................          Branch                 Own                      --
        Cuba.....................................          Branch                Lease                November 2007
        Ellicottville............................          Branch                 Own                      --
        Salamanca................................          Branch                 Own                      --

      Burke Group
        Honeoye Falls............................        Main Office             Lease                December 2018
        Syracuse.................................          Branch                Lease                 April 2005

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The common stock of the Company is traded under the symbol of FISI on the Nasdaq National Market. At March 12, 2003, the Company had 11,109,664 shares of common stock outstanding (exclusive of treasury shares) and had approximately 2,175 shareholders of record.

The high and low prices listed below represent actual sales transactions as reported by Nasdaq.

                                           Sales Price                       Cash Dividends
                              High             Low             Close            Declared
                           ----------------------------------------------------------------
     2002
     First Quarter         $  30.000        $  23.330        $  29.110        $    0.13
     Second Quarter           38.850           28.740           37.860             0.14
     Third Quarter            38.250           24.350           27.150             0.15
     Fourth Quarter           32.040           25.050           29.360             0.16

     2001
     First Quarter            20.000           13.000           19.625             0.11
     Second Quarter           24.250           18.000           22.400             0.12
     Third Quarter            26.650           21.000           23.440             0.12
     Fourth Quarter           24.850           17.100           23.400             0.13

Since becoming publicly traded the Company has paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Banks, future dividends will depend upon the earnings of the Banks', their financial condition and need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict the Company's ability to pay dividends. For further discussion on dividend restrictions, please refer to page 9, as these restrictions may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.

Item 6. Selected Financial Data

     (Dollars in thousands)                                                December 31
                                             --------------------------------------------------------------------
                                                2002           2001           2000           1999          1998
                                             --------------------------------------------------------------------
     Selected Financial Condition Data
     Total assets                            $2,105,034     $1,794,296     $1,289,327     $1,136,460     $976,185
     Loans, net                               1,300,232      1,146,976        873,262        752,324      645,857
     Securities available for sale              596,862        428,423        257,823        197,134      154,171
     Securities held to maturity                 47,125         61,281         76,947         81,356       91,016
     Deposits                                 1,708,523      1,433,658      1,078,111        949,531      850,455
     Borrowed funds                             195,479        190,389         62,384         56,336       13,862
     Shareholders' equity                       178,294        149,187        131,618        117,539       96,578

     (Dollars in thousands)                                      For the years ended December 31
                                             --------------------------------------------------------------------
                                                2002           2001           2000           1999          1998
                                             --------------------------------------------------------------------
     Selected Results of Operations Data
     Interest income                         $  118,439     $  114,468     $   96,467     $   78,692     $ 72,660
     Interest expense                            42,585         49,694         43,605         31,883       30,958
                                             --------------------------------------------------------------------
     Net interest income                         75,854         64,774         52,862         46,809       41,702
     Provision for loan losses                    6,119          4,958          4,211          3,062        2,732
                                             --------------------------------------------------------------------
     Net interest income after
        Provision for loan loss                  69,735         59,816         48,651         43,747       38,970
     Noninterest income                          22,189         15,782          9,409          8,055        6,591
     Noninterest expense (3)                     53,049         43,352         30,156         27,032       24,602
                                             --------------------------------------------------------------------
     Income before income taxes                  38,875         32,246         27,904         24,770       20,959
     Income taxes                                12,419         11,033          9,804          8,813        7,354
                                             --------------------------------------------------------------------
     Net income                              $   26,456     $   21,213     $   18,100     $   15,957     $ 13,605
                                             ====================================================================

                                                                                  At or for the years ended December 31
                                                                       ------------------------------------------------------------
                                                                         2002         2001         2000         1999         1998
                                                                       ------------------------------------------------------------
     Per Common Share Data
     Net income - basic                                                $   2.26     $   1.79     $   1.51     $   1.38     $   1.22
     Net income - diluted                                                  2.23         1.77         1.51         1.38         1.22
     Cash dividends declared                                               0.58         0.48         0.42         0.31         0.26
     Book value                                                           14.46        11.93        10.36         9.05         7.94
     Market value                                                         29.36        23.40        13.61        12.12           --

     Selected Financial Ratios and Other Data
     Performance Ratios:
        Return on common equity                                           17.01%       15.84%       15.78%       16.16%       16.28%
        Return on assets                                                   1.35         1.34         1.51         1.54         1.48
        Common dividend payout                                            25.66        26.82        27.81        22.46        21.31
        Net interest rate spread                                           3.96         3.96         3.98         4.19         4.24
        Net interest margin (1)                                            4.37         4.62         4.87         5.00         5.06
        Efficiency ratio                                                  50.62        48.49        45.19        45.55        46.64
        Noninterest income to average total assets (2)                     1.11         0.96         0.76         0.75         0.69
        Noninterest expenses to average total assets                       2.70         2.73         2.52         2.61         2.68
        Average interest-earning assets to average interest bearing
          liabilities                                                    117.82       119.67       123.25       124.86       123.05

     Asset Quality Ratios:
        Non-performing loans to total loans                                2.81%        0.86%        0.80%        0.75%        0.93%
        Non-performing assets to total loans and other real estate         2.90         0.94         0.91         0.88         1.24
        Allowance for loan losses to non-performing loans                    58          190          195          199          157
        Allowance for loan losses to total loans                           1.64         1.64         1.56         1.50         1.46
        Net charge-offs during the period to average loans
          outstanding during the year                                      0.30         0.23         0.21         0.17         0.21

     Capital ratios:
        Equity to total assets                                             8.47%        8.31%       10.21%       10.34%        9.89%
        Average common equity to average assets                            7.47         7.84         8.78         8.63         8.09

     Other Data:
        Number of full-service offices                                       47           41           32           29           28
        Loans serviced for others (in millions)                        $  356.4     $  302.3     $  205.2     $  200.2     $  177.8
        Full time equivalent employees                                      685          608          441          411          384

(1) Net interest income divided by average interest earning assets. A tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.

(2) Noninterest income excludes net gain (loss) on sale of securities available for sale.

(3) Noninterest expense includes goodwill amortization, which amounted to $1,653,000 for 2001 compared to zero in all other years presented.

                                                              ----------------------------------------
     (Dollars in thousands)                                   First      Second      Third     Fourth
                                                              Quarter    Quarter    Quarter    Quarter
                                                              ----------------------------------------
     Selected Quarterly Financial Information
     2002
     Results of operations data:
       Interest income                                        $28,560    $29,927    $30,343    $29,609
       Interest expense                                        10,483     10,941     10,810     10,351
       Net interest income                                     18,077     18,986     19,533     19,258
       Provision for loan losses                                1,007      1,181      1,452      2,479
       Net interest income after provision for loan losses     17,070     17,805     18,081     16,779
       Noninterest income                                       4,937      5,157      5,687      6,408
       Noninterest expense                                     12,100     13,093     13,418     14,438
       Income before income taxes                               9,907      9,869     10,350      8,749
       Income taxes                                             3,250      3,225      3,466      2,478
       Net income                                               6,657      6,644      6,884      6,271

     Per common share data:
       Net income - basic                                     $  0.57    $  0.57    $  0.59    $  0.53
       Net income - diluted                                      0.56       0.56       0.58       0.53
       Cash dividends declared                                   0.13       0.14       0.15       0.16
       Book value                                               12.26      13.23      14.03      14.46
       Market value                                             29.11      37.86      27.15      29.36

     2001
     Results of operations data:
       Interest income                                        $25,754    $29,152    $30,231    $29,331
       Interest expense                                        12,165     13,167     13,093     11,269
       Net interest income                                     13,589     15,985     17,138     18,062
       Provision for loan losses                                  811      1,026      1,563      1,558
       Net interest income after provision for loan losses     12,778     14,959     15,575     16,504
       Noninterest income                                       2,785      3,452      4,002      5,543
       Noninterest expense                                      8,244     10,409     11,309     13,390
       Income before income taxes                               7,319      8,002      8,268      8,657
       Income taxes                                             2,514      2,817      2,908      2,794
       Net income                                               4,805      5,185      5,360      5,863

     Per common share data:
       Net income - basic                                     $  0.40    $  0.44    $  0.45    $  0.50
       Net income - diluted                                      0.40       0.43       0.45       0.49
       Cash dividends declared                                   0.11       0.12       0.12       0.13
       Book value                                               10.88      11.20      11.85      11.93
       Market value                                              9.63      22.40      23.44      23.40

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The principal objective of this discussion is to provide an overview of the financial condition and results of operations of Financial Institutions, Inc. and its subsidiaries for the three years ended December 31, 2002. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that Management believes are the most important to the Company's financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require subjective or complex judgments important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses and considers the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For additional discussion related to the Company's accounting policies for the allowance for loan losses, see Note 1 of the notes to consolidated financial statements.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing impairment of goodwill. For additional discussion related to the Company's accounting policy for goodwill and other intangible assets, see Note 1 of the notes to the consolidated financial statements.

OVERVIEW

Net income in 2002 was $26.5 million, or 25% more than the $21.2 million earned in 2001. In 2000, net income was $18.1 million. Diluted earnings per share for the year ended December 31, 2002 was $2.23, compared to $1.77 in 2001 and $1.51 in 2000. The return on average common equity in 2002 was 17.01%, compared to 15.84% in 2001 and 15.78% in 2000. The return on average assets in 2002 was 1.35%, compared to 1.34% in 2001 and 1.51% in 2000. In accordance with a new accounting standard, goodwill was no longer required to be amortized effective January 1, 2002. In 2001, goodwill amortization, none of which was tax deductible, totaled $1.7 million. There was no goodwill amortization in 2000. Accordingly, excluding the effect of goodwill amortization, net income for 2001 would have been $22.9 million, or $1.92 per diluted common share. Based on these pro forma results, there would have been a $3.6 million or 16% increase in net income for 2002 compared to 2001.

Nonperforming assets at December 31, 2002 were $38.4 million compared to $11.0 million at December 31, 2001, an increase of $27.4 million. Nonaccrual loans account for $22.9 million and restructured loans $4.1 million of the increase in nonperforming assets. The increase in nonperforming assets for 2002 reflects recent deterioration in the commercial and agricultural portfolios at NBG and to a lesser extent BNB, which resulted in downgrades to a number of commercial and agricultural loans at these banks. These downgrades occurred in the course of loan portfolio reviews performed by the Company's senior credit executive, its outside auditors and, with respect to loans at NBG and BNB, the Office of the Comptroller of the Currency ("OCC"), as well as being reflective of current economic conditions in the Company's market area. Beginning with the hiring of the Senior Credit Executive in September 2002, the Company has begun implementation of that aspect of its strategic plan which calls for improved credit administration on a Company-wide basis, by increasing consistency among subsidiary banks in reporting and grading loans, and strengthening the review and oversight process of subsidiary bank lending and credit administration at the Company level. To facilitate the implementation plan, the Company plans to add additional credit administration staff and loan workout specialists in the early part of 2003. See "Nonaccrual Loans and Nonperforming Assets" for additional discussion.

Aside from the increase in nonperforming assets, the Company concluded another solid year of strong earnings growth and continued execution of its corporate strategic plan in 2002. The Company completed a geographic realignment of the subsidiary banks, which involved the merger of PSB into NBG and transfer of other branch offices between subsidiary banks. These changes were the forerunner to the Company's organization wide re-branding initiative commenced in January 2003. In addition, FII expanded markets with BNB's purchase of Bank of Avoca and two Chemung County offices of BSB Bank & Trust Company. These transactions are discussed in further detail below.

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,036 shares of FII common stock. BOA was a community bank with total assets of $18.4 million with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for under the purchase method of accounting. The results of operations for BOA are included in the income statement from the date of acquisition.

On December 13, 2002, BNB acquired the two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices purchased, located in Elmira and Elmira Heights, had deposit liabilities totaling $44.2 million at the time of acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $1.5 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $2.0 million intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years.

LENDING ACTIVITIES

Set forth below is selected information concerning the composition of the Company's loan portfolio.

                                                             At December 31
                                ---------------------------------------------------------------------
(Dollars in thousands)             2002             2001           2000          1999          1998
                                ---------------------------------------------------------------------
Commercial                      $   262,630     $   232,379     $ 169,832     $ 140,376     $ 117,750
Commercial real estate              332,134         274,702       166,041       137,648       106,897
Agricultural                        233,769         186,623       165,367       151,534       123,754
Residential real estate             251,898         240,141       201,160       189,149       181,828
Consumer and home equity            241,461         232,205       184,745       145,038       125,198
                                -----------     -----------     ---------     ---------     ---------
   Total loans, gross             1,321,892       1,166,050       887,145       763,745       655,427

   Allowance for loan losses        (21,660)        (19,074)      (13,883)      (11,421)       (9,570)
                                -----------     -----------     ---------     ---------     ---------

   Total loans, net             $ 1,300,232     $ 1,146,976     $ 873,262     $ 752,324     $ 645,857
                                ===========     ===========     =========     =========     =========

Gross loans increased to $1.322 billion at December 31, 2002 from $1.166 billion at December 31, 2001, an increase of $155.8 million or 13.4%, principally from continued expansion of the commercial, commercial real estate and agricultural loan portfolios. Commercial loans increased $30.2 million or 13.0%, while commercial real estate loans increased by $57.4 million or 20.9%. At December 31, 2002, commercial loans totaled $262.6 million, representing 19.9% of total loans, and commercial real estate loans totaled $332.1 million, representing 25.1% of total loans. At December 31, 2002, agricultural loans, which include agricultural real estate loans, represented 17.7% of the total loan portfolio. During 2002, agricultural loans increased by $47.1 million or 25.3%, to $233.8 million. The increases in commercial, commercial real estate and agricultural loans reflects the Company's expanded business development efforts.

As of December 31, 2002, residential real estate loans grew by $11.8 million or 4.9% from December 31, 2001, and totaled $251.9 million or 19.1% of total loans. The relatively small percentage increase in residential real estate loans in comparison to commercial loan types corresponds with the Company's trend towards selling newly originated residential real estate mortgages, which is evidenced by the increase in the sold and serviced loan portfolio to $301.4 million at December 31, 2002 from $246.0 million at December 31, 2001. During 2002 and 2001, the Company sold residential real estate loans totaling $139.4 million and $117.4 million, respectively.

The Company also offers a broad range of consumer loan products. Consumer and home equity loans grew by $9.3 million or 4.0%, in 2002 and ended the year at $241.5 million, representing 18.2% of the total loan portfolio. The relatively small percentage increase in consumer products is a reflection of slower growth in the Company's indirect lending program.

Gross loans increased to $1.166 billion at December 31, 2001 from $887.1 million at December 31, 2000, an increase of $279.0 million or 31.4%. The acquisition of BNB accounted for $189.5 million of the loan growth with the balance of $89.5 million generated principally from continued expansion of the commercial loan portfolio. Commercial loans increased $62.6 million ($40.5 million from the BNB acquisition) or 36.8%, while commercial real estate loans increased by $108.7 million ($56.9 million from the BNB acquisition) or 65.4%. At December 31, 2001, commercial loans totaled $232.4 million, representing 19.9% of total loans, and commercial real estate loans totaled $274.7 million, representing 23.6% of total loans. At December 31, 2001, agricultural loans, which include agricultural real estate loans, represented 16.0% of the total loan portfolio. During 2001, agricultural loans increased by $21.2 million ($7.2 million from the BNB acquisition), or 12.9%, to $186.6 million.

As of December 31, 2001, residential real estate loans grew by $39.0 million ($50.5 million from the BNB acquisition) or 19.4% from December 31, 2000, and totaled $240.1 million or 20.6% of total loans. Considering BNB residential real estate loans acquired amounted to $50.5 million, the residential real estate portfolio decreased $11.5 million in 2001, a result of the Company selling newly originated residential real estate mortgages while retaining the servicing rights. Consumer and home equity loans grew by $47.5 million ($34.4 million from the BNB acquisition) or 25.7%, in 2001 and ended the year at $232.2 million, representing 19.9% of the total loan portfolio.

Nonaccrual Loans and Nonperforming Assets

The significant increase in nonperforming assets is primarily the result of recent deterioration in the commercial and agricultural loan portfolios at NBG and BNB. The decline in asset quality was first identified by the Company's annual loan review procedures. Subsequently, the Company's outside auditors and the Senior Credit Executive and his staff identified additional credit and credit administration issues, primarily at NBG and to a lesser extent BNB. Concurrently NBG's and BNB's regulator, the OCC, was completing its regularly scheduled safety and soundness examinations. During their examinations the OCC identified additional credits for nonperforming status. The results of each of these reviews is reflected in the nonperforming assets reported as of December 31, 2002. Among the loans at NBG that were re-classified from performing to nonperforming were a group of loans made to a company controlled by a director of NBG (who was not re-appointed in January 2003) which aggregated $4.2 million, and a single loan to a company controlled by another director of NBG (who became a non-voting director emeritus in January 2003) with a balance of $0.7 million. The Company's internal loan review process has indicated that there may be potential Regulation O issues with respect to these and certain other loans made by NBG to its directors arising out of the approval process for additional extensions of credit.

Total nonperforming loans increased by $27.1 million for the full year 2002, including $22.7 million in the fourth quarter of 2002, to $37.1 million at year end. In the fourth quarter of 2002 nonperforming loans increased by $15.4 million at NBG and $4.8 million at BNB. The OCC has indicated that it expects to deliver final Reports of Examination for NBG and BNB, late in the first or early in the second quarter of 2003. The total fourth quarter 2002 increase was comprised of $18.6 million in nonaccrual loans and loans 90 days or more delinquent and still accruing and $4.1 million in loans that are considered troubled debt restructurings. Commercial loans account for $13.5 million and agricultural loans $9.2 million of the total increase. The Company has performed a comprehensive analysis of each impaired loan over $250,000, including the borrower's paying capacity, assessed the collateral supporting the loans outstanding and made appropriate allocations of loss allowances.

Included in the $18.6 million fourth quarter increase in nonaccrual and 90 day delinquent loans were $14.2 million of loans on which payment is current as of December 31, 2002. Despite the fact that these loans are current, either the loan structure, the borrower's financial outlook, the borrower's debt service capabilities or other items made it prudent to classify these loans nonperforming at December 31, 2002. Also included in the fourth quarter increase were $4.1 million in restructured loans, all of which were current with respect to the modified terms.

The majority of the nonperforming loans are secured by various forms of collateral including receivables, inventory, livestock, equipment, real property, and other assets. For each of the nonperforming loans added in the fourth quarter, the Company has performed a comprehensive assessment of collateral values and borrower paying capacity. The results of this assessment showed that provision for loan losses of $2.5 million was required and recorded in the fourth quarter.

The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                                 At December 31
                                             ----------------------------------------------------
(Dollars in thousands)                         2002        2001       2000       1999       1998
                                             ----------------------------------------------------
Nonaccrual loans (1)
      Commercial                             $12,760     $ 2,623     $1,044     $1,159     $1,250
      Commercial real estate                   8,407       3,344      1,619      1,373        995
      Agricultural                             8,739       1,529      2,881      1,455      2,340
      Residential real estate                  1,065         921        835        413        733
      Consumer and home equity                   915         541        217        375        423
                                             -------     -------     ------     ------     ------
           Total nonaccrual loans             31,886       8,958      6,596      4,775      5,741

Restructured loans                             4,129          --         --         --         --

Accruing loans 90 days or more delinquent      1,091       1,064        521        969        360
                                             -------     -------     ------     ------     ------

Total nonperforming loans                     37,106      10,022      7,117      5,744      6,101

Other real estate owned                        1,251         947        932        969      2,084
                                             -------     -------     ------     ------     ------

Total nonperforming assets                   $38,357     $10,969     $8,049     $6,713     $8,185
                                             =======     =======     ======     ======     ======

Total nonperforming loans to total loans        2.81%       0.86%      0.80%      0.75%      0.93%

Total nonperforming assets to total loans
      and other real estate                     2.90%       0.94%      0.91%      0.88%      1.24%

(1) Although, loans are generally placed on nonaccrual status when they become 90 days or more past due they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Banks' loan portfolios. The Company performs periodic, systematic reviews of its Banks' portfolios to identify these probable losses, and to assess the overall collectibility of these portfolios. While in the past the Company has relied on an outside loan review firm to perform loan reviews at each of the subsidiary banks, the hiring of a Senior Credit Executive in September 2002 and the anticipated hiring of additional staff in 2003 will enable the Company to perform these reviews using its own personnel. In addition, the Senior Credit Executive will review and oversee loan administration on a Company-wide basis to improve quality control and consistency in the application of Company credit policies among the four subsidiary banks. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses in each loan category based on the results of this detailed review. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management's judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, the Company believes that the allowance for loan losses is fairly stated at December 31, 2002.

At December 31, 2002, the Company's allowance for loan losses totaled $21.7 million, an increase of $2.6 million over the previous year end. The allowance as a percentage of total loans was 1.64% at December 31, 2002 and 2001. The ratio of allowance for loan losses to nonperforming loans was 58% at December 31, 2002 versus 190% at December 31, 2001. The decline in this coverage ratio is a result of the previously discussed increase in nonperforming loans. The Company is actively monitoring these problem credits. Despite the decline in the ratio of allowance for loan losses to nonperforming loans, the allowance for loan losses at December 31, 2002 represents the estimated probable losses in the loan portfolio based on the Company's comprehensive assessment of collateral values and borrower paying capacity on impaired loans in excess of $250,000 together with the Company's assessment of current economic conditions in the Company's market area.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated.

                                                                      Years Ended December 31
                                                     ------------------------------------------------------
(Dollars in thousands)                                 2002        2001        2000        1999       1998
                                                     ------------------------------------------------------
Balance at beginning of year                         $19,074     $13,883     $11,421     $ 9,570     $8,145

Addition resulting from acquisitions                     174       2,686          --          --         --

Charge-offs:
      Commercial                                       1,771       1,003         466         312        263
      Commercial real estate                             944         394         629         139        687
      Agricultural                                       106          58          85          12         19
      Residential real estate                             98         178         113         461        215
      Consumer and home equity                         1,499       1,319         905         663        488
                                                     -------     -------     -------     -------     ------
           Total charge-offs                           4,418       2,952       2,198       1,587      1,672

Recoveries:
      Commercial                                         210          58         206          88        106
      Commercial real estate                              69          23          22          23         84
      Agricultural                                        36          --           1          --         --
      Residential real estate                             67          19           5         163         42
      Consumer and home equity                           329         399         215         102        133
                                                     -------     -------     -------     -------     ------
           Total recoveries                              711         499         449         376        365

Net charge-offs                                        3,707       2,453       1,749       1,211      1,307

Provision for loan losses                              6,119       4,958       4,211       3,062      2,732
                                                     -------     -------     -------     -------     ------

Balance at end of year                               $21,660     $19,074     $13,883     $11,421     $9,570
                                                     =======     =======     =======     =======     ======

Ratio of net charge-offs during the year to
      average loans outstanding during the year         0.30%       0.23%       0.21%       0.17%      0.21%

Ratio of allowance for loan losses to total loans       1.64%       1.64%       1.56%       1.50%      1.46%

Ratio of allowance for loan losses to
      nonperforming loans                                 58%        190%        195%        199%       157%

The following table summarizes the loan delinquencies (excluding past due nonaccrual loans) in the loan portfolio as of December 31, 2002:

                                                         60-89           90 Days
(Dollars in thousands)                                   Days            or More
                                                        ------           -------

Commercial                                              $  585            $  363
Commercial real estate                                     204               155
Agricultural                                                --                37
Residential real estate                                    263                80
Consumer and home equity                                   547               456
                                                        ------            ------

      Total                                             $1,599            $1,091
                                                        ======            ======

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

                                                          At December 31
                                ------------------------------------------------------------------
                                         2002                   2001                   2000
                                ------------------------------------------------------------------
                                 Amount      Percent     Amount     Percent     Amount     Percent
                                   of       of Loans       of      of Loans       of      of Loans
                                Allowance    in Each    Allowance   in Each    Allowance   in Each
                                   for      Category       for     Category       for     Category
                                  Loan      to Total      Loan     to Total      Loan     to Total
(Dollars in thousands)           Losses       Loans      Losses      Loans      Losses      Loans
                                ------------------------------------------------------------------
Commercial                      $ 5,321       19.9%      $ 4,376      19.9%     $ 2,924      19.1%
Commercial real estate            4,725       25.1         3,611      23.6        1,902      18.7
Agricultural                      3,711       17.7         2,341      16.0        2,270      18.7
Residential real estate           1,414       19.1         1,700      20.6        1,186      22.7
Consumer and home equity          2,007       18.2         2,578      19.9        1,818      20.8
Unallocated                       4,482         --         4,468        --        3,783        --
                                -------      -----       -------     -----      -------     -----

Total                           $21,660        100%      $19,074       100%     $13,883       100%
                                =======      =====       =======     =====      =======     =====

                                              At December 31
                                -------------------------------------------
                                        1999                    1998
                                -------------------------------------------
                                 Amount     Percent     Amount      Percent
                                   of      of Loans       of       of Loans
                                Allowance   in Each    Allowance    in Each
                                   for     Category       for      Category
                                  Loan     to Total      Loan      to Total
(Dollars in thousands)           Losses      Loans      Losses       Loans
                                -------------------------------------------
Commercial                       $ 1,909      18.4%     $2,461        17.9%
Commercial real estate             2,071      18.0       1,629        16.3
Agricultural                       1,443      19.8       1,106        18.9
Residential real estate              914      24.8       1,370        27.8
Consumer and home equity           1,270      19.0       1,303        19.1
Unallocated                        3,814        --       1,701          --
                                 -------     -----      ------       -----

Total                            $11,421       100%     $9,570         100%
                                 =======     =====      ======       =====

Loan Maturity and Repricing Schedule

The following table sets forth certain information as of December 31, 2002, regarding the amount of loans maturing or repricing in the portfolio. Demand loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                                  At December 31, 2002
                                                ----------------------------------------------------------
                                                                   One
                                                 Within          Through          After
                                                  One             Five            Five
(Dollars in thousands)                            Year            Years           Years            Total
                                                --------        --------        --------        ----------
Commercial                                      $123,491        $ 97,690        $ 41,449        $  262,630
Commercial real estate                            12,207          42,581         277,346           332,134
Agricultural                                      56,908          63,212         113,649           233,769
Residential real estate                            6,204          23,646         222,048           251,898
Consumer and home equity                          13,031         126,914         101,516           241,461
                                                --------        --------        --------        ----------

      Total loans                               $211,841        $354,043        $756,008        $1,321,892
                                                ========        ========        ========        ==========

Loans maturing after one year:
      With a predetermined interest rate                        $207,683        $227,582
      With a floating or adjustable rate                         146,360         528,426

INVESTING ACTIVITIES

U.S. Treasury and Agency Securities. At December 31, 2002, the U.S. Treasury and Agency securities portfolio totaled $120.6 million, all of which was classified as available for sale. The portfolio consisted of $1.0 million in U. S. Treasury securities and $119.6 million in U. S. federal agency securities. The U.S. federal agency security portfolio consists of predominately callable securities. These callable securities provide higher yields than similar securities without call features. At December 31, 2001, the U.S. Treasury and Agency securities portfolio totaled $185.4 million, of which $183.5 million was classified as available for sale. The portfolio consisted of $10.8 million in U. S. Treasury securities and $174.6 million in U. S. federal agency securities. The $64.8 million decline in the Company's investment in U.S. Treasury and Agency securities during 2002 resulted from funds being invested in other security classes, such as state and municipal obligations and mortgage backed securities which are discussed in further detail below.

State and Municipal Obligations. At December 31, 2002, the portfolio of state and municipal obligations totaled $222.0 million, of which $174.9 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million. . At December 31, 2001, the portfolio of state and municipal obligations totaled $202.6 million, of which $143.2 million was classified as available for sale. At that date, $59.4 million was classified as held to maturity, with a fair value of $60.3 million. Over the past few years, more favorable yields on new purchases of these securities, when compared to taxable investment alternatives, has led to growth in this portfolio. In addition, the Company has expanded its overall municipal banking relationship business which includes both deposit activities and investing in obligations issued by those municipalities.

Mortgage-Backed Securities. Mortgage-backed securities, all of which were classified as available for sale, totaled $283.5 million and $90.0 million at December 31, 2002 and 2001, respectively. The portfolio was comprised of $193.4 million of mortgage-backed pass-through securities and $90.1 million of collateralized mortgage obligations (CMOs) at December 31, 2002. Over 99% of the mortgage backed pass-through securities were agency issued debt (FNMA, FHLMC, or GNMA). Over 75% of the agency mortgage-backed pass-through securities were in fixed rate securities that were predominately formed with mortgages having a balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of $52.2 million of government agency issues, $26.4 million of privately issued AAA rated securities, and includes $11.5 million of Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2001 the portfolio consisted of $80.0 million of mortgage-backed pass-through securities and $10.0 million of CMOs. All of the mortgage-backed securities at December 31, 2001 were agency issued (FNMA, FHLMC, GNMA) obligations. The significant increase in mortgage-backed securities is a result of a strategy to further diversify the Company's investment portfolio, enhance yields, and increase cash flows from the portfolio.

Corporate Bonds. The corporate bond portfolio, all of which was classified as available for sale, totaled $13.9 million and $7.9 million at December 31, 2002 and 2001, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

Equity Securities. At December 31, 2002 and 2001, available for sale equity securities totaled $3.9 million and $3.8 million, respectively. Included in the portfolio in each year is $3.0 million of FHLMC preferred stock.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities portfolio as of December 31, 2002. No tax equivalent adjustments were made to the weighted average yields.

                                                               December 31, 2002
                                     ----------------------------------------------------------------------
                                                                  More than One          More than Five
                                       One Year or Less        Year to Five Years      Years to Ten Years
                                     ----------------------------------------------------------------------
                                                 Weighted                 Weighted                 Weighted
                                     Amortized    Average    Amortized     Average    Amortized     Average
(Dollars in thousands)                  Cost       Yield        Cost        Yield        Cost        Yield
                                     ----------------------------------------------------------------------
Available for Sale:
      US Treasury and Agency          $ 1,983      6.62%      $ 60,763      5.52%      $ 45,760      3.78%
      Mortgage-backed securities        1,455      5.96         45,823      4.86         93,235      4.87
      State and municipal
        obligations                    10,973      4.66        108,374      4.05         43,568      4.27
      Corporate bonds                   2,741      6.46          6,972      5.46             --        --
                                     ----------------------------------------------------------------------

Total debt securities
      available for sale              $17,152      5.28%      $221,932      4.67%      $182,563      4.46%
                                     ======================================================================

Held to Maturity:
      State and municipal
        obligations                   $25,649      3.08%      $ 18,236      4.48%      $  2,756      4.90%
                                     ----------------------------------------------------------------------

Total debt securities
      held to maturity                $25,649      3.08%      $ 18,236      4.48%      $  2,756      4.90%
                                     ======================================================================

                                                   December 31, 2002
                                     -----------------------------------------------
                                        After Ten Years                Total
                                     -----------------------------------------------
                                                  Weighted                 Weighted
                                     Amortized     Average    Amortized     Average
(Dollars in thousands)                  Cost        Yield        Cost        Yield
                                     -----------------------------------------------
Available for Sale:
      US Treasury and Agency          $  9,075      5.66%      $117,581      4.88%
      Mortgage-backed securities       137,234      3.66        277,747      4.28
      State and municipal
        obligations                      4,066      4.90        166,981      4.17
      Corporate bonds                    4,062      8.33         13,775      6.51
                                     -----------------------------------------------

Total debt securities
      available for sale              $154,437      3.93%      $576,084      4.42%
                                     ===============================================

Held to Maturity:
      State and municipal
        obligations                   $    484      5.78%      $ 47,125      3.75%
                                     -----------------------------------------------

Total debt securities
      held to maturity                $    484      5.78%      $ 47,125      3.75%
                                     ===============================================

FUNDING ACTIVITIES

Borrowings

Outstanding borrowings at December 31, 2002 and 2001 are summarized as follows:

(Dollars in thousands)                                    2002            2001
                                                         -------        --------

Short-term borrowings:
   Federal funds purchased and securities
      sold under repurchase agreements                   $60,679        $ 60,957
   FHLB advances                                          26,000          42,135
   Other                                                     510             678
                                                         -------        --------

        Total short-term borrowings                      $87,189        $103,770
                                                         =======        ========

Long-term borrowings:
   FHLB advances                                         $86,822        $ 65,097
   Other                                                   5,268           5,322
                                                         -------        --------

        Total long-term borrowings                       $92,090        $ 70,419
                                                         =======        ========

Information related to Federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

(Dollars in thousands)                              2002       2001       2000
                                                  -------    -------    -------

Weighted average interest rate at year-end           1.50%      1.88%      4.26%
Maximum outstanding at any month-end              $61,951    $65,474    $26,135
Average amount outstanding during the year        $47,924    $33,157    $ 7,939

The average amounts outstanding are computed using daily average balances. Related interest expense for 2002, 2001 and 2000 was $951,000, $1,108,000 and $400,000, respectively.

At December 31, 2002, the Company had outstanding various short and long-term FHLB advances with maturity dates extending through 2009. The FHLB advances bear interest at fixed rates ranging from

1.40% to 6.71% and the weighted average interest rate amounted to 4.29% as of December 31, 2002. The Company's FHLB advances include $20.0 million in fixed-rate callable borrowings, which can be called by the FHLB on a quarterly basis. FHLB advances are collateralized by $6.3 million of FHLB stock and mortgage loans with a carrying value of $138.1 million at December 31, 2002. At December 31, 2002, the Company had remaining credit available of $13.0 million under lines of credit with the FHLB. The Company also had $56.2 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2002. During 2001, the Company also obtained lines of credit with Farmer Mac permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against the Farmer Mac lines at December 31, 2002.

Other long-term borrowings consist primarily of a $5.0 million advance on a credit agreement with another commercial bank, which was executed to aid in funding the acquisition of BNB during 2001. The credit agreement requires monthly payments of interest only, at a variable interest rate of LIBOR plus 1.50%, with 3.30% being the rate in effect at December 31, 2002. The credit agreement expires in April 2004.

Guaranteed Preferred Beneficial Interests in Corporations Junior Subordinated Debentures

On February 22, 2001, the Company established FISI Statutory Trust I (the "Trust"), which is a statutory business trust formed under Connecticut law. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company used the net proceeds from the sale of the capital securities to partially fund the BNB acquisition. As of December 31, 2002 and 2001, respectively, $16.2 million and $12.4 million of the capital securities qualified as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the straight-line method.

Deposits

The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.507 billion or 88.2% of total deposits of $1.709 billion at December 31, 2002. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $201.8 million as of December 31, 2002, largely from in-market municipal, business and individual customers. As of December 31, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $71.6 million.

Total deposits at December 31, 2001 amounted to $1.434 billion, an increase of $355.6 million or 33.0% from $1.078 billion at December 31, 2000. Core deposit products were $1.199 billion or 83.6% of total deposits at December 31, 2001. Certificates of deposit over $100,000 totaled $234.5 million at December 31, 2001, which included $44.9 million in brokered certificates of deposit.

The daily average balances, percentage composition and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented below:

                                                                     For the year ended December 31
                                   ----------------------------------------------------------------------------------------------
                                                  2002                            2001                           2000
                                   ----------------------------------------------------------------------------------------------
                                                 Percent                         Percent                        Percent
                                                Of Total  Weighted              Of Total  Weighted             Of Total  Weighted
                                     Average    Average    Average    Average   Average    Average   Average   Average    Average
(Dollars in thousands)               Balance    Deposits    Rate      Balance   Deposits    Rate     Balance   Deposits    Rate
                                   ----------------------------------------------------------------------------------------------
Interest-bearing checking          $  354,687     22.2%     1.43%   $  172,022    13.2%     1.23%   $113,344     11.4%     1.36%
Savings and money market              366,708     23.0      1.57       253,128    19.4      2.07     193,027     19.3      2.66
Certificates of deposit
   under $100,000                     438,587     27.5      3.80       376,256    28.9      5.36     294,926     29.5      5.63
Certificates of deposit
   over $100,000                      217,150     13.6      3.53       319,974    24.6      4.97     260,757     26.1      6.32
Non-interest bearing accounts         219,028     13.7        --       181,831    13.9        --     136,614     13.7        --
                                   ----------------------------------------------------------------------------------------------

Total average deposits             $1,596,160    100.0%     2.20%   $1,303,211   100.0%     3.33%   $998,668    100.0%     3.98%
                                   ==============================================================================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2002:

                                                               At December 31, 2002
                                         ----------------------------------------------------------------
                                         3 Months     Over 3 To     Over 6 To      Over 12
(Dollars in thousands)                    Or Less      6 Months     12 Months       Months        Total
                                         ----------------------------------------------------------------
Certificates of deposit
   less than $100,000                    $141,266      $ 85,340      $165,620      $ 94,019      $486,245

Certificates of deposit
   of $100,000 or more                     39,820        23,405        53,452        85,074       201,751
                                         --------      --------      --------      --------      --------

      Total certificates of deposit      $181,086      $108,745      $219,072      $179,093      $687,996
                                         ========      ========      ========      ========      ========

NET INCOME ANALYSIS

Average Balance Sheet

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccrual loans are included in the yield calculations in this table.

                                                                             Year ended December 31
                                                -----------------------------------------------------------------------------------
                                                                   2002                                        2001
                                                --------------------------------------     ---------------------------------------
                                                  Average        Interest                    Average         Interest
                                                Outstanding       Earned/       Yield/     Outstanding        Earned/       Yield/
(Dollars in thousands)                            Balance          Paid          Rate        Balance           Paid          Rate
                                                --------------------------------------     ---------------------------------------
Interest-earning assets:
   Federal funds sold and
      interest bearing deposits                 $    28,889       $   494         1.71%    $     8,634       $    358         4.15%
   Investment securities (1):
      Taxable                                       364,356        19,109         5.24         251,794         15,288         6.07
      Non-taxable                                   211,358        13,109         6.20         170,151         11,279         6.63
                                                -----------       -------      -------     -----------       --------      -------
        Total investment securities                 575,714        32,218         5.59         421,945         26,567         6.30
   Loans (2):
      Commercial and agricultural                   766,818        52,177         6.80         611,866         51,244         8.38
      Residential real estate                       234,813        19,362         8.25         227,784         20,193         8.86
      Consumer and home equity                      233,173        18,776         8.05         217,070         20,045         9.23
                                                -----------       -------      -------     -----------       --------      -------
        Total loans                               1,234,804        90,315         7.31       1,056,720         91,482         8.66
           Total interest-earning assets          1,839,407       123,027         6.69       1,487,299        118,407         7.96

Allowance for loan losses                           (20,030)                                   (16,825)
Other non-interest earning assets                   145,639                                    117,698
                                                -----------                                -----------

             Total assets                       $ 1,965,016                                $ 1,588,172
                                                ===========                                ===========

Interest-bearing liabilities:
   Savings and money market                     $   366,708       $ 5,768         1.57%    $   253,128       $  5,244         2.07%
   Interest-bearing checking                        354,687         5,059         1.43         172,022          2,110         1.23
   Certificates of deposit                          655,737        24,340         3.71         696,230         36,060         5.18
   Borrowed funds                                   167,883         5,741         3.42         107,530          4,840         4.50
   Guaranteed preferred beneficial
      interests in corporations junior
      subordinated debentures                        16,200         1,677        10.35          13,892          1,440        10.37
                                                -----------       -------      -------     -----------       --------      -------
           Total interest-bearing liabilities     1,561,215        42,585         2.73       1,242,802         49,694         4.00
                                                -----------       -------      -------     -----------       --------      -------

Non-interest bearing demand deposits                219,028                                    181,831
Other non-interest-bearing liabilities               20,306                                     21,318
                                                -----------                                -----------
             Total liabilities                    1,800,549                                  1,445,951

Stockholders' equity (3)                            164,467                                    142,221
                                                -----------                                -----------

             Total liabilities and
                stockholders' equity            $ 1,965,016                                $ 1,588,172
                                                ===========                                ===========

Net interest income                                               $80,442                                    $ 68,713
                                                                  =======                                    ========

Net interest rate spread                                                          3.96%                                       3.96%
                                                                                ======                                      ======

Net earning assets                              $   278,192                                $   244,497
                                                ===========                                ===========

Net interest income as a percentage
   of average interest-earning assets                                             4.37%                                       4.62%
                                                                                ======                                      ======

Ratio of average interest-earning assets
   to average interest-bearing liabilities                                      117.82%                                     119.67%
                                                                                ======                                      ======

                                                         Year ended December 31
                                                --------------------------------------
                                                                   2000
                                                --------------------------------------
                                                  Average        Interest
                                                Outstanding       Earned/       Yield/
(Dollars in thousands)                            Balance          Paid          Rate
                                                --------------------------------------
Interest-earning assets:
   Federal funds sold and
      interest bearing deposits                 $     3,039       $   184         6.05%
   Investment securities (1):
      Taxable                                       202,160        12,955         6.41
      Non-taxable                                   106,483         7,369         6.92
                                                -----------       -------      -------
        Total investment securities                 308,643        20,324         6.58
   Loans (2):
      Commercial and agricultural                   464,995        45,142         9.71
      Residential real estate                       194,014        17,276         8.90
      Consumer and home equity                      166,944        16,120         9.66
                                                -----------       -------      -------
        Total loans                                 825,953        78,538         9.51
           Total interest-earning assets          1,137,635        99,046         8.70

Allowance for loan losses                           (12,509)
Other non-interest earning assets                    72,390
                                                -----------

             Total assets                       $ 1,197,516
                                                ===========

Interest-bearing liabilities:
   Savings and money market                     $   193,027       $ 5,135         2.66%
   Interest-bearing checking                        113,344         1,537         1.36
   Certificates of deposit                          555,683        33,086         5.95
   Borrowed funds                                    60,978         3,847         6.31
   Guaranteed preferred beneficial
      interests in corporations junior
      subordinated debentures                            --            --           --
                                                -----------       -------      -------
           Total interest-bearing liabilities       923,032        43,605         4.72
                                                -----------       -------      -------

Non-interest bearing demand deposits                136,614
Other non-interest-bearing liabilities               14,906
                                                -----------
             Total liabilities                    1,074,552

Stockholders' equity (3)                            122,964
                                                -----------

             Total liabilities and
                stockholders' equity            $ 1,197,516
                                                ===========

Net interest income                                               $55,441
                                                                  =======

Net interest rate spread                                                          3.98%
                                                                                ======

Net earning assets                              $   214,603
                                                ===========

Net interest income as a percentage
   of average interest-earning assets                                             4.87%
                                                                                ======

Ratio of average interest-earning assets
   to average interest-bearing liabilities                                      123.25%
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

Net Interest Income

Net interest income, the principal source of the Company's earnings, was $75.9 million in 2002, an $11.1 million or 17% increase over 2001. Average earning assets increased $352 million or 24% to $1.839 billion for the year ended December 31, 2002. Average loans increased $178 million or 17% to $1.235 billion for 2002 and accounted for 51% of the growth in average earning assets. Investment securities represented 44% of the growth in average earning assets and increased $154 million or 36% to $576 million for 2002. The Company's yield on average earning assets was 6.69% for 2002 down 127 basis points from 2001. The Company's loan portfolio yield was 7.31% and tax-equivalent investment yield was 5.59% for 2002 down 135 basis points and 71 basis points, respectively, from 2001. The principal reason for the decline in loan and investment yields was the reinvestment of investment portfolio cash flows and the acquisition of new loan assets at lower yields, reflective of the fall in overall market interest rates. Lower loan yields were influenced by tighter margins on loan products reflecting competitive pricing pressures as well as the impact of declining rates on variable rate loan products.

Total average interest-bearing liabilities were $1.561 billion for the year ended December 31, 2002 representing a $318 million increase over 2001 and represented 90% of the average increased funding required to support the growth in average earning assets. In 2002 there were significant changes to the mix of interest bearing liabilities with increases over 2001 in average savings and money market balances of $114 million, average interest bearing checking balances of $183 million, while certificates of deposit declined $40 million. The shift from certificates of deposit to savings, money market, and interest bearing checking deposits is related to the overall lower level of market interest rates, the Company's deposit pricing strategies, and customer preference in deposit product selection. As market interest rates have fallen the Company has lowered the offering rates on certificates of deposits to a greater degree then on savings, money market, and interest bearing checking accounts. The compression in the spread between the offering rates on these products as well as customer preference for deposit products with greater liquidity has contributed to the shift in deposit mix. The Company's cost of interest bearing liabilities at 2.73% for 2002 dropped 127 basis points from 2001 with the drop limited by the Company's pricing strategy on savings, money market, and interest-bearing checking products. Interest bearing liabilities represented 84.9% of the funding sources for earning assets in 2002 compared to 83.6% in 2001 with the balance of earning assets being funded by net noninterest bearing funding sources. Net noninterest bearing funding sources represent the amount of zero interest cost funds such as demand deposits and equity that are available to fund earning assets after funding non-interest earning assets. Coupling these zero interest cost net non interest bearing fund sources, which had no change in cost year over year, with interest bearing liabilities results in a total cost of funds for the Company in 2002 of 2.32% down 102 basis points from the 2001 total cost of funds of 3.34%.

The result of a 127 basis point decline in earning asset yield while the cost of funds fell 102 basis points was a drop of 25 basis points in the net interest margin to 4.37% in 2002 from 4.62% in 2001. The growth in earning assets for 2002 mitigated the drop in net interest margin resulting in the increase of $11.1 million in 2002 in net interest income.

Net interest income was $64.8 million in 2001 compared with $52.9 million in 2000, an increase of $11.9 million or 22%. Average earning assets grew by $349.7 million to $1.487 billion in 2001, or 31% over 2000, which offset the effects of a 25 basis point decline in the net interest margin from 4.87% in 2000 to 4.62% in 2001. The increase in average earning assets in 2002 compared to 2001 and also 2001 compared to 2000, as well as the increases in net interest income in those periods were impacted by the acquisition of BNC on May, 1, 2001 which was accounted for under the purchase method of accounting.

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

                                                                              Year ended December 31
                                                ---------------------------------------------------------------------------------
                                                             2002 vs. 2001                             2001 vs. 2000
                                                ---------------------------------------------------------------------------------
                                                   Increase/(Decrease)          Total        Increase/(Decrease)         Total
                                                         Due To               Increase/             Due To              Increase/
(Dollars in thousands)                           Volume          Rate        (Decrease)      Volume         Rate       (Decrease)
                                                ---------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
      interest-bearing deposits                 $    349       $   (213)      $    136       $   232      $   (58)      $   174
   Investment securities:
      Taxable                                      5,957         (2,136)         3,821         3,012         (679)        2,333
      Non-taxable                                  2,565           (735)         1,830         4,098         (188)        3,910
                                                --------       --------       --------       -------      -------       -------
        Total investment securities                8,522         (2,871)         5,651         7,110         (867)        6,243
   Loans:
      Commercial and agricultural                 11,249        (10,316)           933        12,375       (6,273)        6,102
      Residential real estate                        595         (1,426)          (831)        2,994          (77)        2,917
      Consumer and home equity                     1,300         (2,569)        (1,269)        4,638         (713)        3,925
                                                --------       --------       --------       -------      -------       -------
        Total loans                               13,144        (14,311)        (1,167)       20,007       (7,063)       12,944
                                                --------       --------       --------       -------      -------       -------

        Total interest-earning assets             22,015        (17,395)         4,620        27,349       (7,988)       19,361
                                                ========       ========       ========       =======      =======       =======

Interest-bearing liabilities:
   Savings and money market                        1,807         (1,283)           524         1,431       (1,322)          109
   Interest-bearing checking                       2,606            343          2,949           721         (148)          573
   Certificates of deposit                        (1,500)       (10,220)       (11,720)        7,329       (4,355)        2,974
   Borrowed funds                                  2,059         (1,158)           901         2,108       (1,115)          993
   Guaranteed preferred beneficial
      interests in corporation's junior
      subordinated debentures                        240             (3)           237         1,440           --         1,440
                                                --------       --------       --------       -------      -------       -------

        Total interest-bearing liabilities         5,212        (12,321)        (7,109)       13,029       (6,940)        6,089
                                                ========       ========       ========       =======      =======       =======

        Net interest income                     $ 16,803       $ (5,074)      $ 11,729       $14,320      $(1,048)      $13,272
                                                ========       ========       ========       =======      =======       =======

Provision for Loan Losses

The provision for loan losses represents management's estimate of the expense necessary to maintain the allowance for loan losses at a level representing losses probable in the portfolio. The provision for loan losses was $6.1 million in 2002, compared to $5.0 million in 2001 and $4.2 million in 2000. The increase in the provision for loan losses of $1.1 million in 2002 over 2001 was principally due to the increased level of impaired loans and the related specific allowance allocations required on those loans based on analysis of the collateral value and borrower paying capacity performed by the Company. The provision for loan losses exceeded net loan charge-offs by $2.4 million in 2002, by $2.5 million in 2001, and $2.5 million in 2000. Nonperforming loans were $37.1 million at December 31, 2002, representing 2.81% of total loans outstanding at year-end. Nonperforming loans at year-end 2001 were $10.0 million, representing 0.86% of total loans outstanding. In 2002 net loan charge-offs were $3.7 million or 0.30% of average loans, compared to net loan charge-offs of $2.5 million or 0.23% of average loans for 2001. The ratio of the allowance for loan losses to nonperforming loans was 58% at December 31, 2002 versus 190% at December 31, 2001. The ratio of allowance for loan losses to total loans was 1.64% at December 31, 2002 and 2001.

Noninterest Income

The following table presents the major categories of noninterest income during the years indicated:

                                                              Year Ended December 31
                                                           ----------------------------
(Dollars in thousands)                                       2002       2001      2000
                                                           -------    -------    ------
      Service charges on deposits .....................    $10,603    $ 7,653    $5,003
      Financial services group fees and commissions ...      5,629      2,690     1,151
      Mortgage banking activities .....................      2,279      2,190     1,536
      Gain on sale or call of securities ..............        285        531        27
      Other ...........................................      3,393      2,718     1,692
                                                           -------    -------    ------

        Total noninterest income ......................    $22,189    $15,782    $9,409
                                                           =======    =======    ======

Noninterest income increased 41% to $22.2 million in 2002 compared to $15.8 million in 2001. The increase in noninterest income is partially attributed to the growth in deposits and related service fees. In addition, the increase in FSG fees and commissions reflects the ongoing expansion of the financial services line of business. The year ended December 31, 2002 reflects a full year of fees and commissions generated by the Company's employee benefits administration and compensation consulting firm, BGI, which was acquired during the fourth quarter of 2001. The Company has focused on growing fee income, and the integration of BGI with the Company's existing broker/dealer and trust businesses is expected to further enhance the Company's ability to generate additional fee income. Mortagage banking activities include gains and losses from the sale of loans, mortgage servicing income and the amortization and impairment of mortgage servicing rights.

Noninterest income increased 67.7% to $15.8 million in 2001 compared to $9.4 million in 2000. Service charges on deposit accounts increased significantly in 2001, which reflects the benefit of the continued growth in core deposits and the related fee-based products and services. The increase in FSG fees and commissions results from FIGI, the Company's brokerage subsidiary, commencing operations in March 2000, enabling FII to retain a higher portion of commissions on mutual fund sales. Also, BGI was acquired during October 2001 and contributed to the increase. The increase in mortgage banking activities results from the increase in the gain on sale of residential mortgage loans and an increase in the serviced loan portfolio.

Noninterest Expense

The following table presents the major categories of noninterest expense during the years indicated:

                                                         Year Ended December 31
                                                     -----------------------------
(Dollars in thousands)                                 2002       2001       2000
                                                     -------    -------    -------
      Salaries and employee benefits .............   $30,093    $22,958    $16,803
      Occupancy and equipment ....................     7,285      6,050      4,614
      Supplies and postage .......................     2,371      1,953      1,500
      Amortization of goodwill ...................        --      1,653         --
      Amortization of other intangible assets ....       898        728        737
      Computer and data processing ...............     1,759      1,501        877
      Professional fees ..........................     1,612      1,326        826
      Other ......................................     9,031      7,183      4,799
                                                     -------    -------    -------

        Total noninterest expense ................   $53,049    $43,352    $30,156
                                                     =======    =======    =======

Noninterest expense increased 22% to $53.0 million in 2002 compared to $43.4 million in 2001. The Company's largest component of noninterest expense, salaries and employee benefits, increased 31% in 2002, a reflection of staffing additions from recent years acquisitions and other additions necessary to support the Company's growth. The increase also results from overhead coupled with integrating the newly acquired companies, expenditures associated with maintaining the Company's investment in technology and costs connected with opening new branch offices. In contrast, goodwill amortization expense recognized on the BNB acquisition, which amounted to $1.7 million in 2001, ceased on January 1, 2002 with the adoption of SFAS No. 142. The Company's efficiency ratio, which measures the amount of overhead required to produce a dollar of revenue, has remained at relatively low levels. For the years ended December 31, 2002, 2001 and 2000, the efficiency ratio was 50.6%, 48.5% and 45.2%, respectively.

Noninterest expense increased 44% to $43.4 million in 2001 compared to $30.2 million in 2000. The increase was partially attributed to $6.2 million in noninterest expense from the acquired companies, BNB and BGI. The Company's largest component of noninterest expense, salaries and employee benefits, increased 36.6% in 2001, a reflection of staffing additions from acquisitions and additions necessary to support the Company's growth.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $12.4 million, $11.0 million and $9.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increasing trend corresponds generally to increased levels of taxable income. The effective tax rate for 2002 was 31.9%, compared to 34.2% in 2001 and 35.1% in 2000. The lower effective tax rate in 2002 is primarily attributable to the elimination of non-deductible goodwill amortization expense recognized in 2001.

Segment Information

In accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's reportable segments are comprised of WCB, NBG, BNB and FTB as the Company evaluates performance on an individual bank basis. During 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company restated segment results to reflect the merger and transfers for each of the years presented Financial information related to the Company's segments is presented in Note 17 of the notes to consolidated financial statements.

Recent Accounting Developments

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement supersedes SFAS No. 121 and is effective for fiscal years beginning after June 15, 2002 although early adoption is encouraged. SFAS No. 144 retains many of the fundamental principles of SFAS No. 121, but differs from it in that it excludes goodwill and intangible assets from its provisions and provides greater direction relating to the implementation of its principles. The provisions of SFAS No. 144 are not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses a number of different issues and is effective at various dates in 2002 and 2003, with earlier application encouraged. None of the provisions of SFAS No. 145 had or are expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 142 does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination. The provisions of SFAS No. 146 are not expected to have a material impact on the Company's consolidated financial statements.

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS No. 147). This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business combination, be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. SFAS No. 147 also clarifies that an acquisition that does not meet the definition of a business combination because the transferred net assets and activities do not constitute a business is an acquisition of net assets. Those acquisitions should be accounted for in the same manner as any other net asset acquisition and do not give rise to goodwill. SFAS No. 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2002 for existing intangibles. The adoption of SFAS No. 147 did not have a material impact on the Company's consolidated financial statements.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided the required disclosures. The Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 effective January 1, 2003. Such adoption did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 as provided in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, while the interim reporting requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FASB Interpretation No. 46 is not expected to have a material impact on the Company's consolidated financial statements.

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

In the normal course of business, the Company has outstanding commitments to extend credit which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2002 letters of credit totaling $13.4 million and unused loan commitments of $316.6 million were contractually available. Comparable amounts for these commitments at December 31, 2001 were $8.6 million and $265.9 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding.

The Company's cash and cash equivalents were $48.4 million at December 31, 2002, a decrease of $4.8 million from the balance of $53.2 million at December 31, 2001. The primary factor leading to the decrease in cash relates to the Company's more effective management of the Federal Reserve Bank reserve requirements for the subsidiary banks.

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

(Dollars in thousands)                                      2002           2001            2000
                                                         ----------     ----------     -----------
Total shareholders' equity                               $  178,294     $  149,187     $   131,618
Less: Unrealized gains/(losses) on securities
           available or sale                                 10,368          2,176            (144)
        Goodwill and other intangible assets                 44,547         39,166           2,381
        Disallowed mortgage servicing asset                     120             90              --
Plus: Minority interests in consolidated subsidiaries           161            475             458
      Qualifying trust preferred securities                  16,200         12,408              --
                                                         ----------     ----------     -----------

Total Tier 1 capital                                     $  139,620     $  120,638     $   129,839
                                                         ==========     ==========     ===========

Adjusted average assets                                  $2,005,837     $1,718,034     $ 1,273,657
Tier 1 leverage ratio                                          6.96%          7.02%          10.19%

Total Tier 1 capital                                     $  139,620     $  120,638     $   129,839
Plus: Qualifying allowance for loan losses                   17,813         15,417          11,607
      Nonqualifying trust preferred securities                   --          3,792              --
                                                         ----------     ----------     -----------

Total risk-based capital                                 $  157,433     $  139,847     $   141,446
                                                         ==========     ==========     ===========

Net risk-weighted assets                                 $1,421,160     $1,229,811     $   926,291
Total risk-based capital ratio                                11.08%         11.37%          15.27%

The Company's Tier 1 leverage ratio was 6.96% at December 31, 2002 and is well-above minimum regulatory capital requirements. The ratio declined slightly from 7.02% at December 31, 2001. Total Tier 1 capital of $139.6 million at December 31, 2002 increased $19.0 million from $120.6 million at December 31, 2001. The increase in Tier 1 capital relates primarily to the increase in retained earnings resulting from 2002 net income of $26.5 million and reduced by $7.9 million in preferred and common dividends declared during 2002.

The Company's total risk-weighted capital ratio was 11.08% at December 31, 2002 and is well-above minimum regulatory capital requirements. The ratio declined slightly from 11.37% at December 31, 2001. Total risk-based capital was $157.4 million at December 31, 2002 an increase of $17.6 million from $139.8 million at December 31, 2001. The increase is attributed to the $19.0 million increase in Tier 1 capital previously discussed plus a $2.4 million increase in qualifying allowance for loan losses, offset by a $3.8 million decrease in nonqualifying trust preferred securities.

The Company and all subsidiary banks are well capitalized. For further information related to regulatory capital see Note 15 of the notes to consolidated financial statements.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2002, the one-year gap position, the difference between the amount of interest-earning assets maturing or re-pricing within one year and interest-bearing liabilities maturing or re-pricing within one year, was $405.9 million, or 19.3% of total assets. Accordingly, over the one-year period following December 31, 2002, the Company will have an estimated $405.9 million more in assets re-pricing than liabilities. Generally if rate-sensitive assets re-price sooner than rate-sensitive liabilities, earnings will be positively impacted in a rising rate environment. Conversely, in a declining rate environment, earnings will generally be negatively impacted. If rate-sensitive liabilities re-price sooner than rate-sensitive assets then generally earnings will be negatively impacted in a rising rate environment. Conversely, in a declining rate environment earnings will generally be positively impacted. Management believes that the positive gap position at December 31, 2002 will not have a material adverse effect on the Company's operating results.

Gap Analysis

The following table (the "Gap Table") sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities at December 31, 2002, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) were assumed to become rate sensitive over time, with 1%, 3%, 4%, 15%, 14% and 63% of such deposits assumed to re-price in the periods of less than 30 days, 31 to 180 days, 181 to 365 days, 1 to 3 years, 3 to 5 years and more than 5 years, respectively. Prepayment and re-pricing rates can have a significant impact on the estimated gap. While management believes the assumptions used in modeling the Gap Table are reasonable, there can be no assurances.

Gap Table

                                     ----------------------------------------------------------------------------------------------
                                                                          December 31, 2002
                                     ----------------------------------------------------------------------------------------------
                                                                 Volumes Subject to Repricing Within
                                     ----------------------------------------------------------------------------------------------
                                       0-30       31-180    181-365         1-3         3-5          >5        Non-
(Dollars in thousands)                 days        days       days         years       years        years    Sensitive      Total
                                     ----------------------------------------------------------------------------------------------
Interest-earning assets:
      Federal funds sold and
        and interest-bearing
        deposits                     $     --   $     --   $      75     $     --    $     --    $      --    $     --   $       75
      Investment
        securities (1)                 87,973     63,849      63,462      123,416      68,889      236,398          --      643,987
      Loans (2)                       430,279    231,013     152,030      298,558     144,963       61,327       3,722    1,321,892
                                     --------   --------   ---------     --------    --------    ---------    --------   ----------
        Total interest-earning
           assets                     518,252    294,862     215,567      421,974     213,852      297,725       3,722    1,965,954
                                     --------   --------   ---------     --------    --------    ---------    --------   ----------

Interest-bearing liabilities:
      Interest-bearing checking,
        savings and money
        market deposits                 4,679     23,140      27,070      105,833      89,762      529,288          --      779,772
      Certificates of deposit          76,425    209,473     219,300      155,857      25,437        1,504          --      687,996
      Borrowed funds (3)               34,305     13,155      15,194       43,534      33,858       55,433          --      195,479
                                     --------   --------   ---------     --------    --------    ---------    --------   ----------
        Total interest-bearing
           liabilities                115,409    245,768     261,564      305,224     149,057      586,225          --    1,663,247
                                     --------   --------   ---------     --------    --------    ---------    --------   ----------

Period gap                           $402,843   $ 49,094   $ (45,997)    $116,750    $ 64,795    $(288,500)   $  3,722   $  302,707
                                     ========   ========   =========     ========    ========    =========    ========   ==========

Cumulative gap                       $402,843   $451,937   $ 405,940     $522,690    $587,485    $ 298,985    $302,707
                                     ========   ========   =========     ========    ========    =========    ========

Period gap to total assets              19.14%      2.33%      (2.19%)       5.55%       3.08%      (13.71%)      0.18%       14.38%
                                     ========   ========   =========     ========    ========    =========    ========   ==========

Cumulative gap to
      total assets                      19.14%     21.47%      19.28%       24.83%      27.91%       14.20%      14.38%
                                     ========   ========   =========     ========    ========    =========    ========

Cumulative interest-earning assets
      to cumulative interest-
      bearing liabilities              449.06%    225.13%      165.19%      156.33%     154.55%      117.98%    118.20%
                                     ========   ========    =========     ========    ========    =========   ========

(1) Amounts shown include the amortized cost of held to maturity securities and the fair value of available for sale securities.

(2) Amounts shown include principal balance net of deferred loan fees and costs, unamortized premiums and discounts.

(4) Amounts shown include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

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

Net Interest Income at Risk Analysis

In addition to the Gap Analysis, management uses a "rate shock" simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis at December 31, 2002:

  Change in Interest             Net Interest Income                 Economic Value of Equity
 Rates in Basis Points    ---------------------------------     ----------------------------------
     (Rate Shock)          Amount     $ Change     % Change      Amount      $ Change     % Change
     ------------          ------     --------     --------      ------      --------     --------
(Dollars in thousands)
 200                      $77,807     $  4,294       5.84%      $364,403     $ (9,922)     (2.65%)
 100                       77,015        3,502       4.76%       367,038       (7,287)     (1.95%)
Static                     73,513           --         --        374,325           --         --
(100)                      68,860       (4,653)     (6.33%)      363,378      (10,947)     (2.92%)
(200)                      62,686      (10,827)    (14.73%)      361,073      (13,252)     (3.54%)

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a period of 12 months. As of December 31, 2002, a 200 basis point increase in rates would increase net interest income by $4.3 million, or 5.84%, over the next twelve month period. Conversely, a 200 basis point decrease in rates would decrease net interest income by $10.8 million, or 14.73%, over a 12 month period. This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

Item 8. Financial Statements and Supplementary Data

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001

(Dollars in thousands, except per share amounts)                   2002             2001
                                                               -----------      -----------
Assets

Cash, due from banks and interest-bearing deposits             $    48,429      $    52,171
Federal funds sold                                                      --            1,000
Securities available for sale, at fair value                       596,862          428,423
Securities held to maturity (fair value of $48,089 and
      $62,317 at December 31, 2002 and 2001, respectively)          47,125           61,281
Loans, net                                                       1,300,232        1,146,976
Premises and equipment, net                                         27,254           24,467
Goodwill                                                            40,593           36,829
Other assets                                                        44,539           43,149
                                                               -----------      -----------

        Total assets                                           $ 2,105,034      $ 1,794,296
                                                               ===========      ===========

Liabilities And Shareholders' Equity

Liabilities:

Deposits:
      Demand                                                   $   240,755      $   224,628
      Savings, money market and interest-bearing checking          779,772          572,563
      Certificates of deposit                                      687,996          636,467
                                                               -----------      -----------
        Total deposits                                           1,708,523        1,433,658

Short-term borrowings                                               87,189          103,770
Long-term borrowings                                                92,090           70,419
Guaranteed preferred beneficial interests in corporation's
   junior subordinated debentures                                   16,200           16,200
Accrued expenses and other liabilities                              22,738           21,062
                                                               -----------      -----------

        Total liabilities                                        1,926,740        1,645,109

Shareholders' equity:

3% cumulative preferred stock, $100 par value,
      authorized 10,000 shares, issued and outstanding
      1,666 shares in 2002 and 2001                                    167              167
8.48% cumulative preferred stock, $100 par value,
      authorized 200,000 shares, issued and outstanding
      175,755 shares in 2002 and 175,855 shares in 2001             17,575           17,585
Common stock, $0.01 par value, authorized 50,000,000
      shares, issued 11,303,533 shares in 2002 and 2001                113              113
Additional paid-in capital                                          19,728           17,195
Retained earnings                                                  131,320          112,786
Accumulated other comprehensive income                              10,368            2,176
Treasury stock, at cost - 199,719 shares in 2002 and
      282,219 shares in 2001                                          (977)            (835)
                                                               -----------      -----------

        Total shareholders' equity                                 178,294          149,187
                                                               -----------      -----------

        Total liabilities and shareholders' equity             $ 2,105,034      $ 1,794,296
                                                               ===========      ===========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands, except per share amounts)                       2002         2001        2000
                                                                     --------     --------     -------
Interest income:
      Loans                                                          $ 90,315     $ 91,482     $78,538
      Securities                                                       27,630       22,628      17,745
      Other                                                               494          358         184
                                                                     --------     --------     -------

           Total interest income                                      118,439      114,468      96,467
                                                                     --------     --------     -------

Interest expense:
      Deposits                                                         35,167       43,414      39,758
      Borrowings                                                        5,741        4,840       3,847
      Guaranteed preferred beneficial interests in corporation's
        junior subordinated debentures                                  1,677        1,440          --
                                                                     --------     --------     -------

           Total interest expense                                      42,585       49,694      43,605
                                                                     --------     --------     -------

Net interest income                                                    75,854       64,774      52,862

Provision for loan losses                                               6,119        4,958       4,211
                                                                     --------     --------     -------

           Net interest income after provision for loan losses         69,735       59,816      48,651
                                                                     --------     --------     -------

Noninterest income:
      Service charges on deposits                                      10,603        7,653       5,003
      Financial services group fees and commissions                     5,629        2,690       1,151
      Mortgage banking activities                                       2,279        2,190       1,536
      Gain on sale and call of securities                                 285          531          27
      Other                                                             3,393        2,718       1,692
                                                                     --------     --------     -------

           Total noninterest income                                    22,189       15,782       9,409
                                                                     --------     --------     -------

Noninterest expense:
      Salaries and employee benefits                                   30,093       22,958      16,803
      Occupancy and equipment                                           7,285        6,050       4,614
      Supplies and postage                                              2,371        1,953       1,500
      Amortization of goodwill                                             --        1,653          --
      Amortization of other intangible assets                             898          728         737
      Computer and data processing                                      1,759        1,501         877
      Professional fees                                                 1,612        1,326         826
      Other                                                             9,031        7,183       4,799
                                                                     --------     --------     -------

           Total noninterest expense                                   53,049       43,352      30,156
                                                                     --------     --------     -------

Income before income taxes                                             38,875       32,246      27,904

Income taxes                                                           12,419       11,033       9,804
                                                                     --------     --------     -------

Net income                                                           $ 26,456     $ 21,213     $18,100
                                                                     ========     ========     =======

Earnings per common share:
      Basic                                                          $   2.26     $   1.79     $  1.51
      Diluted                                                        $   2.23     $   1.77     $  1.51

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           3%          8.48%                  Additional
(Dollars in thousands,                                 Preferred     Preferred    Common       Paid in        Retained
      except per share amounts)                          Stock         Stock       Stock       Capital        Earnings
                                                         -----         -----       -----       -------        --------
Balance - December 31, 1999                              $ 176       $ 17,636       $113      $ 16,448       $  86,361
Purchase of 48 shares of 3% preferred stock                 (5)            --         --             3              --
Purchase of 490 shares of 8.48% preferred stock             --            (49)        --            (2)             --
Purchase of 33,300 shares of  common stock                  --             --         --            --              --
Issue 2,288 shares of common stock - directors plan         --             --         --            23              --

Comprehensive income:
      Net income                                            --             --         --            --          18,100
      Unrealized gain on securities available
        for sale (net of tax of $1,757)                     --             --         --            --              --
      Less: Reclassification adjustment for gains
        included in net income (net of tax of $11)          --             --         --            --              --

      Net unrealized gain on securities available
        for sale (net of tax of $1,746)                     --             --         --            --              --

           Total comprehensive income                       --             --         --            --              --


Cash dividends declared:
      3% Preferred - $3.00 per share                        --             --         --            --              (5)
      8.48% Preferred - $8.48 per share                     --             --         --            --          (1,491)
      Common - $0.42 per share                              --             --         --            --          (4,617)
                                                         -----       --------       ----      --------       ---------

Balance - December 31, 2000                              $ 171       $ 17,587       $113      $ 16,472       $  98,348
Purchase of 45 shares of 3% preferred stock                 (4)            --         --             2              --
Purchase of 11 shares of 8.48% preferred stock              --             (2)        --            --              --
Purchase of 1,000 shares of common stock                    --             --         --            --              --
Issue 1,141 shares of common stock - directors plan         --             --         --            23              --
Issue 34,452 shares of common stock -
   Burke Group, Inc. acquisition                            --             --         --           698              --

Comprehensive income:
      Net income                                            --             --         --            --          21,213
      Unrealized gain on securities available
        for sale (net of tax of $1,803)                     --             --         --            --              --
      Less: Reclassification adjustment for gains
        included in net income (net of tax of $215)         --             --         --            --              --

      Net unrealized gain on securities available
        for sale (net of tax of $1,588)                     --             --         --            --              --

           Total comprehensive income                       --             --         --            --              --


Cash dividends declared:
      3% Preferred - $3.00 per share                        --             --         --            --              (5)
      8.48% Preferred - $8.48 per share                     --             --         --            --          (1,491)
      Common - $0.482 per share                             --             --         --            --          (5,279)
                                                         -----       --------       ----      --------       ---------

Balance - December 31, 2001                              $ 167       $ 17,585       $113      $ 17,195       $ 112,786
Purchase of 100 shares of 8.48% preferred stock             --            (10)        --            --              --
Purchase of 22,240 shares of common stock                   --             --         --            --              --
Issue 1,049 shares of common stock - directors plan         --             --         --            33              --
Issue 19,955 shares of common stock -
   exercised stock options                                  --             --         --           342              --
Issue 36,700 shares of common stock -
   Burke Group, Inc. earnout                                --             --         --           840              --
Issue 47,036 shares of common stock -
   Bank of Avoca acquisition                                --             --         --         1,318              --

Comprehensive income:
      Net income                                            --             --         --            --          26,456
      Unrealized gain on securities available
        for sale (net of tax of $5,603)                     --             --         --            --              --
      Less: Reclassification adjustment for gains
        included in net income (net of tax of $115)         --             --         --            --              --

      Net unrealized gain on securities available
        for sale (net of tax of $5,488)                     --             --         --            --              --

           Total comprehensive income                       --             --         --            --              --


Cash dividends declared:
      3% Preferred - $3.00 per share                        --             --         --            --              (5)
      8.48% Preferred - $8.48 per share                     --             --         --            --          (1,491)
      Common - $0.58 per share                              --             --         --            --          (6,426)
                                                         -----       --------       ----      --------       ---------

Balance - December 31, 2002                              $ 167       $ 17,575       $113      $ 19,728       $ 131,320
                                                         =====       ========       ====      ========       =========

                                                       Accumulated
                                                          Other
                                                      Comprehensive                   Total
(Dollars in thousands,                                    Income      Treasury    Shareholders'
      except per share amounts)                           (Loss)        Stock         Equity
                                                          ------        -----         ------
Balance - December 31, 1999                              $ (2,661)      $(534)      $ 117,539
Purchase of 48 shares of 3% preferred stock                    --          --              (2)
Purchase of 490 shares of 8.48% preferred stock                --          --             (51)
Purchase of 33,300 shares of  common stock                     --        (401)           (401)
Issue 2,288 shares of common stock - directors plan            --           6              29

Comprehensive income:
      Net income                                               --          --          18,100
      Unrealized gain on securities available
        for sale (net of tax of $1,757)                     2,533          --           2,533
      Less: Reclassification adjustment for gains
        included in net income (net of tax of $11)            (16)         --             (16)
                                                                                    ---------
      Net unrealized gain on securities available
        for sale (net of tax of $1,746)                        --          --           2,517
                                                                                    ---------
           Total comprehensive income                          --          --          20,617
                                                                                    ---------

Cash dividends declared:
      3% Preferred - $3.00 per share                           --          --              (5)
      8.48% Preferred - $8.48 per share                        --          --          (1,491)
      Common - $0.42 per share                                 --          --          (4,617)
                                                         --------       -----       ---------

Balance - December 31, 2000                              $   (144)      $(929)      $ 131,618
Purchase of 45 shares of 3% preferred stock                    --          --              (2)
Purchase of 11 shares of 8.48% preferred stock                 --          --              (2)
Purchase of 1,000 shares of common stock                       --         (12)            (12)
Issue 1,141 shares of common stock - directors plan            --           4              27
Issue 34,452 shares of common stock -
   Burke Group, Inc. acquisition                               --         102             800

Comprehensive income:
      Net income                                               --          --          21,213
      Unrealized gain on securities available
        for sale (net of tax of $1,803)                     2,636          --           2,636
      Less: Reclassification adjustment for gains
        included in net income (net of tax of $215)          (316)         --            (316)
                                                                                    ---------
      Net unrealized gain on securities available
        for sale (net of tax of $1,588)                        --          --           2,320
                                                                                    ---------
           Total comprehensive income                          --          --          23,533
                                                                                    ---------

Cash dividends declared:
      3% Preferred - $3.00 per share                           --          --              (5)
      8.48% Preferred - $8.48 per share                        --          --          (1,491)
      Common - $0.482 per share                                --          --          (5,279)
                                                         --------       -----       ---------

Balance - December 31, 2001                              $  2,176       $(835)      $ 149,187
Purchase of 100 shares of 8.48% preferred stock                --          --             (10)
Purchase of 22,240 shares of common stock                      --        (571)           (571)
Issue 1,049 shares of common stock - directors plan            --           4              37
Issue 19,955 shares of common stock -
   exercised stock options                                     --          84             426
Issue 36,700 shares of common stock -
   Burke Group, Inc. earnout                                   --         160           1,000
Issue 47,036 shares of common stock -
   Bank of Avoca acquisition                                   --         181           1,499

Comprehensive income:
      Net income                                               --          --          26,456
      Unrealized gain on securities available
        for sale (net of tax of $5,603)                     8,362          --           8,362
      Less: Reclassification adjustment for gains
        included in net income (net of tax of $115)          (170)         --            (170)
                                                                                    ---------
      Net unrealized gain on securities available
        for sale (net of tax of $5,488)                        --          --           8,192
                                                                                    ---------
           Total comprehensive income                          --          --          34,648
                                                                                    ---------

Cash dividends declared:
      3% Preferred - $3.00 per share                           --          --              (5)
      8.48% Preferred - $8.48 per share                        --          --          (1,491)
      Common - $0.58 per share                                 --          --          (6,426)
                                                         --------       -----       ---------

Balance - December 31, 2002                              $ 10,368       $(977)      $ 178,294
                                                         ========       =====       =========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)                                                             2002          2001          2000
                                                                                ---------     ---------     ---------
Cash flows from operating activities:
      Net income                                                                $  26,456     $  21,213     $  18,100
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                            5,697         5,984         3,032
           Provision for loan losses                                                6,119         4,958         4,211
           Deferred income tax benefit                                             (1,060)         (112)         (965)
           Proceeds from sale of loans held for sale                              139,426       117,446        25,880
           Origination of loans held for sale                                    (140,569)     (119,994)      (27,029)
           Gain on sale and call of securities                                       (285)         (531)          (27)
           Gain on sale of loans held for sale                                     (1,542)       (1,513)         (382)
           Loss (gain) on sale of other assets                                         54           131           (88)
           Minority interest in net income of subsidiaries                            175           104            90
           Increase in other assets                                                (2,609)       (1,518)       (5,919)
           Increase (decrease) in accrued expenses
             and other liabilities                                                    698          (625)        3,735
                                                                                ---------     ---------     ---------
                     Net cash provided by operating activities                     32,560        25,543        20,638

Cash flows from investing activities:
      Purchase of securities:
           Available for sale                                                    (425,269)     (377,111)     (100,150)
           Held to maturity                                                       (35,152)      (21,933)      (21,124)
      Proceeds from maturity and call of securities:
           Available for sale                                                     232,379       200,315        28,688
           Held to maturity                                                        43,419        37,381        25,248
      Proceeds from sale and call of securities                                    45,059        91,412        14,022
      Loan originations less principal payments                                  (143,622)      (87,814)     (123,618)
      Proceeds from sales of premises and equipment                                    73           174            41
      Purchase of premises and equipment                                           (5,251)       (4,359)       (3,234)
      Net cash paid in equity method investment                                    (2,400)           --            --
      Net cash acquired (paid) in purchase acquisitions                            42,156       (49,072)           --
                                                                                ---------     ---------     ---------
                     Net cash used in investing activities                       (248,608)     (211,007)     (180,127)

Cash flows from financing activities:
      Net increase in deposits                                                    213,913       124,080       128,580
      Net (decrease) increase in short-term borrowings                            (16,581)       46,497           807
      Proceeds from long-term borrowings                                           23,056        28,912         7,089
      Repayment of long-term borrowings                                            (1,386)         (179)       (1,848)
      Proceeds from guaranteed preferred beneficial interests in
        corporation's junior subordinated debentures, net of costs                     --        15,713            --
      Purchase of preferred and common shares                                        (581)          (16)         (454)
      Issuance of preferred and common shares                                         463            27            29
      Dividends paid                                                               (7,578)       (6,551)       (5,788)
                                                                                ---------     ---------     ---------
                     Net cash provided by financing activities                    211,306       208,483       128,415
                                                                                ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents                               (4,742)       23,019       (31,074)

Cash and cash equivalents at the beginning of the year                             53,171        30,152        61,226
                                                                                ---------     ---------     ---------

Cash and cash equivalents at the end of the year                                $  48,429     $  53,171     $  30,152
                                                                                =========     =========     =========

Supplemental disclosure of cash flow information:
      Cash paid during year for:
        Interest                                                                $  44,309     $  46,912     $  40,436
        Income taxes                                                               14,295        10,793        10,821
      Noncash investing and financing activities:
        Fair value of noncash assets acquired in purchase acquisitions          $  19,020     $ 282,534     $      --
        Fair value of liabilities assumed in purchase acquisitions                 61,603       271,644            --
        Issuance of common stock in purchase acquisitions/earnouts                  2,499           800            --

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

The consolidated financial statements include the accounts of FII, its four banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (100% owned) ("NBG"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". During 2002, the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank ("PSB") into NBG and transfer of other branch offices between subsidiary banks. The merger and transfers were accounted for at historical cost as a combination of entities under common control. Also included are the accounts of the Burke Group, Inc. (100% owned) ("BGI") and The FI Group, Inc. (100% owned) ("FIGI"), collectively referred to as the "Financial Services Group". BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary that commenced operations in March 2000.

In February 2001, the Company formed FISI Statutory Trust I ("FISI") (100% owned), to accommodate the private placement of $16.2 million in capital securities, the proceeds of which were utilized to partially fund the acquisition of BNB. The capital securities are identified on the consolidated statements of financial condition as guaranteed preferred beneficial interests in corporation's junior subordinated debentures.

The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders' equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Actual results could differ from those estimates. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform with the current year's presentation.

Cash Equivalents

For purposes of the consolidated statements of cash flows, interest-bearing deposits and federal funds sold are considered cash equivalents.

Securities

The Company classifies its debt securities as either available for sale or held to maturity. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost and classified as held to maturity. Investments in other debt and equity securities are classified as available for sale and are carried at estimated fair value. Unrealized gains or losses related to securities available for sale are included in accumulated other comprehensive income, a component of shareholders' equity, net of the related deferred income tax effect.

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

Interest income on loans is recognized based on loan principal amounts outstanding at applicable interest rates. Accrual of interest on loans is suspended and all unpaid accrued interest is reversed when management believes, after considering collection efforts and the period of time past due, that reasonable doubt exists with respect to the collectibility of interest. Income is subsequently recognized to the extent collected, assuming the principal balance is expected to be recovered.

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

Mortgage banking activities consist of fees earned for servicing mortgage loans sold to third parties, gains (or losses) recognized on sales of mortgages, amortization of capitalized mortgage servicing assets and impairment losses recognized on capitalized mortgage servicing assets.

Allowance for Loan Losses

The allowance for loan losses is established through charges to income and is maintained at a level to provide for probable losses in the portfolio. The allowance is determined by management's periodic evaluation of the loan portfolio based on such factors as: current economic conditions; the current financial condition of the borrowers; the economic environment in which they operate; delinquency in loan payments; and the value of any collateral held. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Federal Home Loan Bank (FHLB) Stock

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock. This non-marketable investment, which is carried at cost, must be at an amount at least equal to the greater of 5% of the outstanding advance balance or 1% of the aggregate outstanding residential mortgage loans held by the Company. Included in other assets is FHLB stock totaling $6.3 million and $5.8 million, at December 31, 2002 and 2001, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of lease terms or the useful lives of the assets.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142 requires that goodwill (including goodwill reported in prior acquisitions) no longer be amortized to earnings, but instead be reviewed for impairment annually, with impairment losses charged to earnings when they occur. The Company adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002 and evaluates goodwill for impairment annually. Prior to January 1, 2002, goodwill was amortized over a period of 15 years.

Other intangible assets are being amortized on the straight-line method, over the expected periods to be benefited. Intangible assets are periodically reviewed for impairment or when events or changed circumstances may affect the underlying basis of the assets.

Equity Method Investment

During 2002, the Company made a $2.4 million cash investment to acquire a 50% interest in Mercantile Adjustment Bureau, LLC, a full-service accounts receivable management firm located in Rochester, New York. The Company has accounted for this investment using the equity method and the investment is included in other assets on the consolidated statements of financial condition.

Stock Compensation

The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following:

                                                               Years ended December 31
(Dollars in thousands, except per share amounts)         2002           2001           2000
                                                      ----------     ----------     ----------
Reported net income                                   $   26,456     $   21,213     $   18,100

Deduct: Total stock-based compensation expense
      determined under fair value based method for
      all awards, net of related tax effects                (274)          (288)          (202)
                                                      ----------     ----------     ----------

Pro forma net income                                  $   26,182     $   20,925     $   17,898
                                                      ==========     ==========     ==========

Basic earnings per share:
      Reported                                        $     2.26     $     1.79     $     1.51
      Pro forma                                       $     2.23     $     1.77     $     1.49

Diluted earnings per share:
      Reported                                        $     2.23     $     1.77     $     1.51
      Pro forma                                       $     2.20     $     1.75     $     1.49

The weighted-average fair value of options granted during the years ended December 31, 2002, 2001, and 2000 amounted to $11.90, $5.53 and $3.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                           For the years ended December 31
                                           -------------------------------
                                             2002        2001        2000
                                            -----       -----       -----

      Dividend yield                         1.94%       2.43%       2.98%
      Expected life (in years)              10.00       10.00       10.00
      Expected volatility                   38.14%      20.00%      20.00%
      Risk-free interest rate                4.98%       4.99%       6.17%

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

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement supersedes SFAS No. 121 and is effective for fiscal years beginning after June 15, 2002 although early adoption is encouraged. SFAS No. 144 retains many of the fundamental principles of SFAS No. 121, but differs from it in that it excludes goodwill and intangible assets from its provisions and provides greater direction relating to the implementation of its principles. The provisions of SFAS No. 144 are not expected to have a material impact on the Company's consolidated financial statements.

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS No. 147). This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business combination, be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. SFAS No. 147 also clarifies that an acquisition that does not meet the definition of a business combination because the transferred net assets and activities do not constitute a business is an acquisition of net assets. Those acquisitions should be accounted for in the same manner as any other net asset acquisition and do not give rise to goodwill. SFAS No. 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2002 for existing intangibles. The adoption of SFAS No. 147 did not have a material impact on the Company's consolidated financial statements.

(2) Mergers and Acquisitions

On December 13, 2002, BNB acquired the two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices purchased, located in Elmira and Elmira Heights, had deposit liabilities totaling $44.2 million at the time of acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $1.5 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $2.0 million intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years.

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,036 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($1.5 million) over the fair value of identifiable tangible and intangible assets acquired ($18.4 million), less liabilities assumed ($17.3 million), of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 core deposit intangible asset, which is being amortized using the straight-line method over seven years. The 2002 results of operations for BOA are included in the income statements from the date of acquisition (May 1, 2002).

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"), an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. The agreement provided for merger consideration of $1,500,000 to BGI shareholders. Merger consideration payments of $200,000 in cash and 34,452 shares of FII common stock (valued at $800,000 in accordance with merger agreement) were made on October 22, 2001. The balance of the merger consideration of $500,000 was paid on October 22, 2002 in the form of 18,852 shares of FII common stock as provided for in the agreement. In addition the agreement provided for the payment of earned amount consideration based on achievement of financial performance targets. For the period ending December 31, 2001 those targets were achieved and $500,000 in earned amount consideration was paid on April 1, 2002 in the form of 17,848 shares of FII common stock. For the period ending December 31, 2002 financial performance targets were also achieved and $750,000 in the form of FII common stock will be paid on April 1, 2003 based on the Company's average closing stock price for the 30 day period preceding the payment date. The agreement further provides for payment of contingent consideration in the form of FII common stock based on other financial performance targets for the periods ending December 31, 2002, 2003, and 2004 with the maximum amount of payments for 2003 and 2004 being $2,250,000, and $2,500,000 respectively. For the year ended December 31, 2002 financial performance for contingent consideration was achieved and $590,000 in contingent consideration will be paid on April 1, 2003 based on the Company's average closing price for the 30 day period preceding the payment date. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($3.3 million including earned amounts and contingent amounts to date) over the fair value of identifiable tangible and intangible assets acquired ($1.7 million), less liabilities assumed ($1.7 million), of approximately $3.3 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset for a customer list which is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statements from the date of acquisition (October 22, 2001).

On May 1, 2001, FII acquired all of the common stock of Bath National Corporation ("BNC") , and its wholly-owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The

Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price ($62.6 million) over the fair value of identifiable tangible and intangible assets acquired ($295.4 million), less liabilities assumed ($269.9 million), of approximately $37.1 million has been recorded as goodwill. Goodwill was amortized in 2001 using the straight-line method over 15 years, since the transaction was consummated prior to June 30, 2001, the effective date of SFAS No. 142. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002. The results of operations for BNB are included in the income statements from the date of acquisition (May 1, 2001).

(3) Securities

The aggregate amortized cost and fair value of securities available for sale and securities held to maturity follow:

                                                                     December 31, 2002
                                                    ---------------------------------------------------
                                                                      Gross Unrealized
                                                    Amortized       --------------------         Fair
(Dollars in thousands)                                 Cost          Gains        Losses         Value
                                                    ---------       -------       ------       --------
Securities Available for Sale:
      U.S. Treasury and agency                       $117,581       $ 3,058       $   13       $120,626
      Mortgage-backed securities                      277,747         5,809           79        283,477
      State and municipal obligations                 166,981         7,959           17        174,923
      Corporate bonds                                  13,775           203           55         13,923
      Equity securities                                 3,010           903           --          3,913
                                                     --------       -------       ------       --------

           Total securities available for sale       $579,094       $17,932       $  164       $596,862
                                                     ========       =======       ======       ========

Securities Held to Maturity:
      State and municipal obligations                $ 47,125       $   969       $    5       $ 48,089
                                                     --------       -------       ------       --------

           Total securities held to maturity         $ 47,125       $   969       $    5       $ 48,089
                                                     ========       =======       ======       ========

                                                                     December 31, 2001
                                                    ---------------------------------------------------
                                                                      Gross Unrealized
                                                    Amortized       --------------------         Fair
(Dollars in thousands)                                 Cost          Gains        Losses         Value
                                                    ---------       -------       ------       --------
Securities Available for Sale:
      U.S. Treasury and agency                       $182,812       $ 1,949       $1,268       $183,493
      Mortgage-backed securities                       89,396         1,014          416         89,994
      State and municipal obligations                 141,637         2,220          635        143,222
      Corporate bonds                                   7,824           121           35          7,910
      Equity securities                                 3,082           722           --          3,804
                                                     --------       -------       ------       --------

           Total securities available for sale       $424,751       $ 6,026       $2,354       $428,423
                                                     ========       =======       ======       ========

Securities Held to Maturity:
      U.S. Treasury and agency                       $  1,950       $    68       $   --       $  2,018
      State and municipal obligations                  59,331           981           13         60,299
                                                     --------       -------       ------       --------

           Total securities held to maturity         $ 61,281       $ 1,049       $   13       $ 62,317
                                                     ========       =======       ======       ========

The amortized cost and fair value of debt securities by contractual maturity are as follows:

                                           December 31, 2002
                           ----------------------------------------------------
                              Available for Sale            Held to Maturity
                           ------------------------      ----------------------
                           Amortized        Fair         Amortized        Fair
(Dollars in thousands)        Cost          Value           Cost          Value
                           ---------       --------      ---------      -------

Due in one year or less     $ 17,152       $ 17,429       $25,649       $25,804
Due in one to five years     221,932        230,817        18,236        19,007
Due in five to ten years     182,563        187,662         2,756         2,787
Due after ten years          154,437        157,041           484           491
                            --------       --------       -------       -------

                            $576,084       $592,949       $47,125       $48,089
                            ========       ========       =======       =======

Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers generally have the right to prepay obligations.

Proceeds from the sale and call of securities available for sale during 2002 were $45,059,000; realized gross gains were $615,000 and gross losses were $330,000. Proceeds from the sale and call of securities available for sale during 2001 were $91,412,000; realized gross gains were $617,000 and gross losses were $86,000. Proceeds from the sale and call of securities available for sale during 2000 were $14,022,000; realized gross gains were $52,000 and gross losses were $25,000. Gains and losses were computed using the specific identification method. There were no transfers between held to maturity and available for sale securities in 2002, 2001 or 2000.

Securities held to maturity and available for sale with carrying values of $475,567,000 and $340,989,000 were pledged as collateral for municipal deposits and repurchase agreements at December 31, 2002 and 2001, respectively.

(4) Loans

Loans outstanding at December 31, 2002 and 2001 are summarized as follows:

(Dollars in thousands)                               2002               2001
                                                 -----------        -----------

Commercial                                       $   262,630        $   232,379
Commercial real estate                               332,134            274,702
Agricultural                                         233,769            186,623
Residential real estate                              251,898            240,141
Consumer and home equity                             241,461            232,205
                                                 -----------        -----------
      Loans, gross                                 1,321,892          1,166,050

      Allowance for loan losses                      (21,660)           (19,074)
                                                 -----------        -----------

      Loans, net                                 $ 1,300,232        $ 1,146,976
                                                 ===========        ===========

The following table sets forth the changes in the allowance for loan losses for the years indicated.

                                                     Years ended December 31
(Dollars in thousands)                             2002        2001        2000
                                                 -------     -------     -------

Balance at beginning of year                     $19,074     $13,883     $11,421

Addition resulting from acquisitions                 174       2,686          --

Charge-offs:
      Commercial                                   1,771       1,003         466
      Commercial real estate                         944         394         629
      Agricultural                                   106          58          85
      Residential real estate                         98         178         113
      Consumer and home equity                     1,499       1,319         905
                                                 -------     -------     -------
           Total charge-offs                       4,418       2,952       2,198

Recoveries:
      Commercial                                     210          58         206
      Commercial real estate                          69          23          22
      Agricultural                                    36          --           1
      Residential real estate                         67          19           5
      Consumer and home equity                       329         399         215
                                                 -------     -------     -------
           Total recoveries                          711         499         449
                                                 -------     -------     -------

Net charge-offs                                    3,707       2,453       1,749

Provision for loan losses                          6,119       4,958       4,211
                                                 -------     -------     -------

Balance at end of year                           $21,660     $19,074     $13,883
                                                 =======     =======     =======

The following table sets forth information regarding nonaccrual loans and other nonperforming assets at December 31:

(Dollars in thousands)                                       2002          2001
                                                           -------       -------

Nonaccrual loans:
   Commercial                                              $12,760       $ 2,623
   Commercial real estate                                    8,407         3,344
   Agricultural                                              8,739         1,529
   Residential real estate                                   1,065           921
   Consumer and home equity                                    915           541
                                                           -------       -------
      Total nonaccrual loans                                31,886         8,958

Restructured loans                                           4,129            --

Accruing loans 90 days or more delinquent                    1,091         1,064
                                                           -------       -------

      Total nonperforming loans                             37,106        10,022

Other real estate owned                                      1,251           947
                                                           -------       -------

           Total nonperforming assets                      $38,357       $10,969
                                                           =======       =======

The recorded investment in loans that are considered to be impaired totaled $24,626,000 and $8,289,000 at December 31, 2002 and 2001, respectively. The allowance for loan losses related to impaired loans amounted to $4,462,000 and $1,778,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $25,332,000, $10,842,000 and $8,202,000, respectively. Interest income recognized on impaired loans, while such loans were impaired, during 2002, 2001 and 2000 was approximately $455,000, $392,000 and $316,000, respectively.

In the normal course of business there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company's policy generally requires customers to provide collateral, usually in the form of customers' operating assets or property, prior to the disbursement of approved loans. At December 31, 2002, letters of credit totaling $13,359,000 and unused loan commitments and lines of credit of $316,595,000 were contractually available. Comparable amounts for these letters of credit and commitments at December 31, 2001 were $8,602,000 and $265,933,000, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.

Loans outstanding by subsidiary banks to certain officers, directors, or companies in which they have 10% or more beneficial ownership, including officers and directors of the Company, as well as its subsidiaries ("Insiders"), approximated $36,406,000 and $25,592,000 at December 31, 2002 and 2001,
respectively.

An analysis of activity with respect to insider loans during the year ended December 31, 2002 is as follows:

(Dollars in thousands)

Balance as of December 31, 2001                                        $ 25,592

New loans to insiders                                                    12,322
Repayments received from insiders                                        (4,658)
Other changes *                                                           3,150
                                                                       --------

Balance as of December 31, 2002                                        $ 36,406
                                                                       ========

* Other changes relate primarily to existing loans with directors elected during 2002.

These loans were made on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers. Included in the nonperforming asset totals are loans to two NBG directors totaling $4,934,000. The Company has performed an assessment of the collateral on these loans and has allocated $524,000 of the allowance for loan losses to these loans.

As of December 31, 2002, the Company had no significant concentration of credit risk in the loan portfolio outside of normal geographic concentration pertaining to the communities that the Company serves. There is no significant exposure to highly leveraged transactions and there are no foreign credits in the loan portfolio.

Loans serviced for others amounting to $356,419,000 and $302,258,000 at December 31, 2002 and 2001, respectively, are not included in the consolidated statements of financial condition. The Company had capitalized mortgage servicing rights of $1,243,000 and $944,000 as of December 31, 2002 and 2001, respectively. Proceeds from the sale of loans were $139,426,000, $117,446,000 and $25,880,000 in 2002,
2001 and 2000, respectively. Net gain on the sale of loans included in mortgage banking activities on the income statement, was $1,542,000, $1,513,000 and $382,000 in 2002, 2001 and 2000, respectively. Included in net loans are loans held for sale with commitments to be sold totaling $6,971,000 and $5,828,000 at December 31, 2002 and 2001, respectively. The Company enters into forward contracts for future delivery of residential mortgage loans at a specified yield to reduce the interest rate risk associated with fixed rate residential mortgage loans held for sale and commitments to fund residential mortgages. Credit risk arises from the possible inability of the other parties to comply with the contract terms. Substantially all of the Company's contracts are with government-sponsored enterprises or government agencies (FHLMC and FHA).

(5) Premises and Equipment

A summary of premises and equipment at December 31, 2002 and 2001 follows:

(Dollars in thousands)                                    2002           2001
                                                        --------       --------

Land and land improvements                              $  3,320       $  2,584
Buildings and leasehold improvements                      24,275         21,599
Furniture, fixtures, equipment and vehicles               19,129         16,967
                                                        --------       --------
Premises and equipment, gross                             46,724         41,150

Accumulated depreciation and amortization                (19,470)       (16,683)
                                                        --------       --------

Premises and equipment, net                             $ 27,254       $ 24,467
                                                        ========       ========

Depreciation and amortization expense amounted to $2,879,000, $2,403,000 and $1,866,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6) Goodwill and Other Intangible Assets

As discussed in Note 1, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually. Identifiable intangible assets acquired in a business combination are amortized over their useful lives.

The following table presents the consolidated results of operations for the years ended December 31, 2002 and 2001, adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2000.

                                                           Years ended December 31
(Dollars in thousands, except per share amounts)       2002          2001          2000
                                                    ----------    ----------    ----------
Reported net income                                 $   26,456    $   21,213    $   18,100
Goodwill amortization add-back                              --         1,653            --
                                                    ----------    ----------    ----------
Adjusted net income                                 $   26,456    $   22,866    $   18,100
                                                    ==========    ==========    ==========

Basic earnings per share:
      Reported                                      $     2.26    $     1.79    $     1.51
      Goodwill amortization add-back                        --          0.15            --
                                                    ----------    ----------    ----------
      Adjusted                                      $     2.26    $     1.94    $     1.51
                                                    ==========    ==========    ==========

Diluted earnings per share:
      Reported                                      $     2.23    $     1.77    $     1.51
      Goodwill amortization add-back                        --          0.15            --
                                                    ----------    ----------    ----------
      Adjusted                                      $     2.23    $     1.92    $     1.51
                                                    ==========    ==========    ==========

Goodwill resulting from the previously disclosed mergers and acquisitions (see
Note 2) amounted to $40.6 million and $36.8 million at December 31, 2002 and 2001, respectively. Goodwill amortization expense included in the results of operations for 2001 amounted to $1.7 million, which was non-deductible for income tax purposes. In accordance with SFAS No. 142, there is no goodwill amortization included in 2002.

The following table presents the change in the carrying amount of goodwill allocated by business segment for the years ended December 31, 2002 and 2001:

                                                  Financial Services
                                         BNB             Group
(Dollars in thousands)                 Segment          Segment         Total
                                       --------   ------------------  --------

Balance as of December 31, 2000        $     --         $   --        $     --

Goodwill acquired during the period      37,188            794          37,982
Contingent earnout                           --            500             500
Amortization expense                     (1,653)            --          (1,653)
                                       --------         ------        --------

Balance as of December 31, 2001        $ 35,535         $1,294        $ 36,829

Goodwill acquired during the period       1,925             --           1,925
Contingent earnout                           --          1,840           1,840
Goodwill adjustments                       (119)           118              (1)
                                       --------         ------        --------

Balance as of December 31, 2002        $ 37,341         $3,252        $ 40,593
                                       ========         ======        ========

During 2002, the Company performed a goodwill impairment analysis as required by SFAS No. 142 and determined no impairment existed.

A summary of the major classes of amortizable intangible assets (included in other assets on the consolidated statements of financial condition) at December 31, 2002 and 2001 follows:

(Dollars in thousands)                                  2002             2001
                                                      --------          -------

Core deposits                                         $ 11,452          $ 8,937
Customer list                                              500              500
                                                      --------          -------
Other intangible assets, gross                          11,952            9,437

Accumulated amortization                                (7,998)          (7,100)
                                                      --------          -------

Other intangible assets, net                          $  3,954          $ 2,337
                                                      ========          =======

Intangible amortization expense for these other intangible assets amounted to $898,000, $728,000 and $737,000 for the years ended December 31, 2002, 2001 and
2000, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets, which primarily range from 5 to 10 years. Based on the current level of intangible assets, estimated amortization expense for other intangible assets is as follows:

Year ending December 31,
(Dollars in thousands)

                 2003                                         $1,222
                 2004                                            804
                 2005                                            526
                 2006                                            494
                 2007                                            320
                 Thereafter                                      588
                                                              ------

                                                              $3,954
                                                              ======

(7) Deposits

Scheduled maturities for certificates of deposit at December 31, 2002 are as follows:

Mature in year ending December 31,
(Dollars in thousands)

                 2003                                         $508,902
                 2004                                          115,925
                 2005                                           39,736
                 2006                                           10,365
                 2007                                           12,953
                 Thereafter                                        115
                                                              --------

                                                              $687,996
                                                              ========

Certificates of deposit greater than $100,000 totaled $201,751,000 and $234,450,000 at December 31, 2002 and 2001, respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $7,682,000, $15,922,000 and $15,962,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

As of December 31, 2002 and 2001, overdrawn deposits included in loans on the consolidated statements of financial condition amounted to $3,459,000 and $2,553,000, respectively.

(8) Borrowings

Outstanding borrowings at December 31, 2002 and 2001 are summarized as follows:

(Dollars in thousands)                                      2002          2001
                                                          -------       --------

Short-term borrowings:
   Federal funds purchased and securities
      sold under repurchase agreements                    $60,679       $ 60,957
   FHLB advances                                           26,000         42,135
   Other                                                      510            678
                                                          -------       --------

        Total short-term borrowings                       $87,189       $103,770
                                                          =======       ========

Long-term borrowings:
   FHLB advances                                          $86,822       $ 65,097
   Other                                                    5,268          5,322
                                                          -------       --------

        Total long-term borrowings                        $92,090       $ 70,419
                                                          =======       ========

Information related to Federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

(Dollars in thousands)                            2002        2001        2000
                                                -------     -------     -------

Weighted average interest rate at year-end         1.50%       1.88%       4.26%
Maximum outstanding at any month-end            $61,951     $65,474     $26,135
Average amount outstanding during the year      $47,924     $33,157     $ 7,939

The average amounts outstanding are computed using daily average balances. Related interest expense for 2002, 2001 and 2000 was $951,000, $1,108,000 and $400,000, respectively.

At December 31, 2002, the Company had outstanding various short and long-term FHLB advances with maturity dates extending through 2009. The FHLB advances bear interest at fixed rates ranging from 1.40% to 6.71% and the weighted average interest rate amounted to 4.29% as of December 31, 2002.

The Company's FHLB advances include $20.0 million in fixed-rate callable borrowings, which can be called by the FHLB on a quarterly basis. FHLB advances are collateralized by $6.3 million of FHLB stock and mortgage loans with a carrying value of $138.1 million at December 31, 2002. At December 31, 2002, the Company had remaining credit available of $13.0 million under lines of credit with the FHLB. The Company also had $56.2 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2002. During 2001, the Company also obtained lines of credit with Farmer Mac permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against the Farmer Mac lines at December 31, 2002.

Other long-term borrowings consist primarily of a $5.0 million advance on a credit agreement with another commercial bank, which was executed to aid in funding the acquisition of BNB during 2001. The credit agreement requires monthly payments of interest only, at a variable interest rate of LIBOR plus 1.50%. As of December 31, 2002 the interest rate was 3.30%. The credit agreement expires in April 2004.

The aggregate maturities of long-term borrowings at December 31, 2002 are as follows:

Mature in year ending December 31,
(Dollars in thousands)

                 2004                                         $31,868
                 2005                                           8,179
                 2006                                          11,183
                 2007                                          14,213
                 2008                                           5,278
                 Thereafter                                    21,369
                                                              -------

                                                              $92,090
                                                              =======

(9) Guaranteed Preferred Beneficial Interests in Corporations Junior Subordinated Debentures

On February 22, 2001, the Company established FISI Statutory Trust I (the "Trust"), which is a statutory business trust formed under Connecticut law. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company used the net proceeds from the sale of the capital securities to partially fund the BNB acquisition. As of December 31, 2002 and 2001, respectively, $16.2 million and $12.4 million of the capital securities qualified as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. The Company incurred $487,000 in costs to issue the securities. The costs are being amortized over 20 years using the straight-line method and are included in other assets on the consolidated statements of financial condition.

(10) Income Taxes

Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

(Dollars in thousands)                               2002       2001       2000
                                                   -------    -------    -------

Income from operations                             $12,419    $11,033    $ 9,804
Shareholders' equity, for unrealized gain
      on securities available for sale               5,488      1,588      1,746
                                                   -------    -------    -------

                                                   $17,907    $12,621    $11,550
                                                   =======    =======    =======

Income tax expense (benefit) attributable to operations for the years ended December 31, 2002, 2001 and 2000 consists of:

(Dollars in thousands)                   2002            2001            2000
                                       --------        --------        --------

Current:
      Federal                          $ 10,828        $  8,676        $  8,380
      State                               2,651           2,469           2,389
                                       --------        --------        --------
           Total current                 13,479          11,145          10,769
Deferred:
      Federal                              (908)            (68)           (785)
      State                                (152)            (44)           (180)
                                       --------        --------        --------
           Total deferred                (1,060)           (112)           (965)
                                       --------        --------        --------

Total income taxes                     $ 12,419        $ 11,033        $  9,804
                                       ========        ========        ========

The following is a reconciliation of the actual and statutory tax rates applicable to income from operations for the years ended December 31, 2002, 2001 and 2000:

                                                         2002        2001        2000
                                                        ------      ------      ------
Statutory rate                                            35.0%       35.0%       35.0%
Increase (decrease) resulting from:
      Tax exempt interest income                          (7.8)       (8.1)       (6.0)
      State taxes, net of federal income tax benefit       4.2         4.9         5.1
      Goodwill amortization                                 --         1.8          --
      Other                                                0.5         0.6         1.0
                                                        ------      ------      ------

Total                                                     31.9%       34.2%       35.1%
                                                        ======      ======      ======

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented as follows:

(Dollars in thousands)                                               2002        2001
                                                                   --------     -------
Deferred tax assets:
      Allowance for loan losses                                    $  8,216     $ 7,165
      Core deposit intangible                                           822         773
      Interest on nonaccrual loans                                      869         750
      Other                                                             946         395
                                                                   --------     -------

           Total gross deferred tax assets                           10,853       9,083

Deferred tax liabilities:
      Prepaid pension costs                                           1,017       1,150
      Unrealized gain on securities available for sale                6,976       1,488
      Depreciation of premises and equipment                            917         693
      Loan servicing assets                                             479         354
      Other                                                             697         476
                                                                   --------     -------

           Total gross deferred tax liabilities                      10,086       4,161
                                                                   --------     -------

Net deferred tax asset, at year-end *                              $    767     $ 4,922

Net deferred tax asset, at beginning of year                          4,922       4,581
                                                                   --------     -------

Decrease (increase) in net deferred tax asset                         4,155        (341)

Net deferred tax asset acquired                                         368       1,470

Initial purchase accounting adjustments, net                            (95)        347

Change in unrealized gain/loss on securities available for sale      (5,488)     (1,588)
                                                                   --------     -------

Deferred tax benefit                                               $ (1,060)    $  (112)
                                                                   ========     =======

* Included in other assets on the consolidated statements of financial condition

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2002 and 2001.

The Company has Federal and state net operating loss carryforwards of $510,000 which expire in 2021. The utilization of the tax net operating carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being utilized.

(11) Lease Commitments

At December 31, 2002, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum lease payments on operating leases at December 31, 2002 were as follows:

Operating lease payments in year ending December 31, (Dollars in thousands)

               2003                                         $  646
               2004                                            579
               2005                                            520
               2006                                            462
               2007                                            400
               Thereafter                                    2,136
                                                            ------

                                                            $4,743
                                                            ======

(12) Retirement Plans and Postretirement benefits

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

The following table sets forth the defined benefit pension plan's change in benefit obligation and change in plan assets using the most recent actuarial data measured at September 30:

(Dollars in thousands)                                     2002          2001          2000
                                                         --------      --------      --------
Change in benefit obligation:
      Benefit obligation at beginning of year            $(13,608)     $(12,114)     $(11,740)
      Service cost                                         (1,071)       (1,249)         (766)
      Interest cost                                          (968)         (890)         (806)
      Actuarial (loss) gain                                (1,303)           72           603
      Benefits paid                                           559           470           476
      Plan expenses                                           109           103           119
                                                         --------      --------      --------
           Benefit obligation at end of year              (16,282)      (13,608)      (12,114)

Change in plan assets:
      Fair value of plan assets at beginning of year       15,240        17,180        15,706
      Actual (loss) return on plan assets                    (831)       (1,367)        1,588
      Employer contribution                                   552            --           481
      Benefits paid                                          (559)         (470)         (476)
      Plan expenses                                          (108)         (103)         (119)
                                                         --------      --------      --------
           Fair value of plan assets at end of year        14,294        15,240        17,180
                                                         --------      --------      --------

Funded status                                              (1,988)        1,632         5,066
Unamortized net asset at transition                          (141)         (179)         (217)
Unrecognized net loss (gain) subsequent to transition       4,722         1,292        (1,433)
Unamortized prior service cost                                322           345           (57)
                                                         --------      --------      --------

Prepaid benefit cost, included in other assets           $  2,915      $  3,090      $  3,359
                                                         ========      ========      ========

Weighted average discount rate                               6.75%         7.25%         7.50%
Expected long-term rate of return                            8.50%         8.50%         8.50%
Rate of compensation increase                                4.00%         5.00%         5.00%

Pension expense consists of the following components for the years ended December 31:

(Dollars in thousands)                               2002        2001        2000
                                                   -------     -------     -------
Service cost                                       $ 1,071     $   850     $   766
Interest cost on projected benefit obligation          968         890         806
Expected return on plan assets                      (1,297)     (1,429)     (1,307)
Amortization of net transition asset                   (38)        (38)        (38)
Amortization of unrecognized prior service cost         22          (3)         (3)
                                                   -------     -------     -------

Net periodic pension expense                       $   726     $   270     $   224
                                                   =======     =======     =======

Defined Contribution Plan

The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee's contribution to the plan. Expense for the plan amounted to $1,057,000, $708,000 and $524,000 in 2002, 2001 and 2000, respectively.

Postretirement Benefits

Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan's eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. The accrued liability related to this plan amounted to $844,000 and $741,000 as of December 31, 2002 and 2001, respectively. Expense for the plan amounted to $172,000 and $80,000 for the years ended December 31, 2002 and 2001, respectively.

(13) Stock Compensation Plans

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

The following is a summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000, as well changes in the plans during the years then ended:

                                                                        Weighted
                                                        Stock            Average
                                                       Options          Exercise
                                                     Outstanding          Price
                                                     -----------        --------

Balance December 31, 1999                             $ 319,042          $14.00
Granted                                                  70,638           13.45
Cancelled                                                (5,162)         (13.56)
                                                      ---------          ------

Balance December 31, 2000                               384,518           13.90
Granted                                                 115,637           18.94
Cancelled                                                (3,474)         (13.65)
                                                      ---------          ------

Balance December 31, 2001                               496,681           15.08
Granted                                                  52,353           27.41
Exercised                                               (19,955)          13.95
Cancelled                                               (74,792)         (13.99)
                                                      ---------          ------

Balance December 31, 2002                             $ 454,287          $16.73
                                                      =========          ======

Exercisable at:
      December 31, 2002                               $ 224,284          $14.75
      December 31, 2001                                 153,826           13.92
      December 31, 2000                                  65,986           14.00

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                         Outstanding                      Exercisable
                            -----------------------------------      ---------------------
                                          Weighted     Weighted                   Weighted
                             Number        Average      Average       Number       Average
          Range of          of Stock      Exercise       Life        of Stock     Exercise
       Exercise Price        Options        Price     (in years)     Options        Price
      ----------------      --------      --------    ----------     --------     --------
      $11.75 to $14.17       330,551       $13.91         6.71       200,490       $13.89
      $19.03 to $21.44        37,000        21.35         8.33        12,333        21.35
      $21.45 to $23.87        34,383        22.59         8.72        11,461        22.59
      $23.88 to $26.29        37,486        25.33         9.08            --           --
      $26.30 to $28.72         4,950        26.45         9.68            --           --
      $31.15 to $33.57           917        33.15         9.43            --           --
      $33.58 to $36.00         9,000        36.00         9.35            --           --
                             -------       ------       ------       -------       ------

                             454,287       $16.73         7.28       224,284       $14.75
                             =======       ======       ======       =======       ======

(14) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflects the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

                                                              Years Ended December 31
                                                           -----------------------------
(Dollars and shares in thousands)                            2002       2001       2000
                                                           -------    -------    -------
Net income                                                 $26,456    $21,213    $18,100

Less: Preferred stock dividends                              1,496      1,496      1,496
                                                           -------    -------    -------

Net income available to common shareholders                $24,960    $19,717    $16,604
                                                           =======    =======    =======

Weighted  average number of common shares outstanding
      used to calculate basic earnings per common share     11,068     10,994     10,995

Add: Effect of dilutive options                                150        132          1
                                                           -------    -------    -------

Weighted average number of common shares used to
      calculate diluted earnings per common share           11,218     11,126     10,996
                                                           =======    =======    =======

(15) Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company's financial statements.

For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company's weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2002 and 2001, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

Payments of dividends by the subsidiary banks to FII are limited or restricted in certain circumstances under banking regulations. At December 31, 2002, an aggregate of $9,609,000 was available for payment of dividends by the subsidiary banks to FII without the approval from the appropriate regulatory authorities.

The following is a summary of the actual capital amounts and ratios for the Company and its subsidiary banks as of December 31:

                                                                             2002
                                             ------------------------------------------------------------------
                                             Actual Regulatory
                                                   Capital         Minimum Requirements       Well-Capitalized
                                             -----------------     --------------------      ------------------
(Dollars in thousands)                       Amount      Ratio       Amount      Ratio       Amount       Ratio
                                             ------      -----       ------      -----       ------       -----
Leverage capital (Tier 1) as percent
of three-month average assets:
      Company                               $139,620      6.96%     $ 80,233      4.00%     $100,292      5.00%
      BNB                                     24,505      5.93        16,527      4.00        20,658      5.00
      FTB                                     11,356      5.67         8,017      4.00        10,022      5.00
      NBG                                     48,420      6.71        28,870      4.00        36,087      5.00
      WCB                                     44,175      6.64        26,592      4.00        33,240      5.00

As percent of risk-weighted, period-end
assets: Core capital (Tier 1):
      Company                                139,620      9.82        56,846      4.00        85,270      6.00
      BNB                                     24,505      9.70        10,110      4.00        15,165      6.00
      FTB                                     11,356      9.45         4,807      4.00         7,210      6.00
      NBG                                     48,420      8.90        21,758      4.00        32,637      6.00
      WCB                                     44,175      8.94        19,761      4.00        29,642      6.00

Total capital (Tiers 1 and 2):
      Company                                157,433     11.08       113,693      8.00       142,116     10.00
      BNB                                     27,669     10.95        20,220      8.00        25,275     10.00
      FTB                                     12,861     10.70         9,613      8.00        12,017     10.00
      NBG                                     55,243     10.16        43,515      8.00        54,394     10.00
      WCB                                     50,369     10.20        39,522      8.00        49,403     10.00

                                                                             2001
                                             ------------------------------------------------------------------
                                             Actual Regulatory
                                                   Capital         Minimum Requirements       Well-Capitalized
                                             -----------------     --------------------      ------------------
(Dollars in thousands)                       Amount      Ratio       Amount      Ratio       Amount       Ratio
                                             ------      -----       ------      -----       ------       -----
Leverage capital (Tier 1) as percent
of three-month average assets:
      Company                               $120,638      7.02%     $ 68,721      4.00%     $ 85,902      5.00%
      BNB                                     27,428      8.43        13,008      4.00        16,260      5.00
      FTB                                      8,951      6.08         5,893      4.00         7,366      5.00
      NBG                                     37,415      6.96        21,506      4.00        26,883      5.00
      PSB                                     12,154      7.02         6,922      4.00         8,652      5.00
      WCB                                     35,437      6.56        21,538      4.00        26,922      5.00

As percent of risk-weighted, period-end
assets: Core capital (Tier 1):
      Company                                120,638      9.81        49,192      4.00        73,789      6.00
      BNB                                     27,428     14.18         7,741      4.00        11,611      6.00
      FTB                                      8,951      8.94         4,003      4.00         6,005      6.00
      NBG                                     37,415      9.24        16,191      4.00        24,287      6.00
      PSB                                     12,154      9.14         5,318      4.00         7,978      6.00
      WCB                                     35,347      8.95        15,792      4.00        23,688      6.00

Total capital (Tiers 1 and 2):
      Company                                139,847     11.37        98,385      8.00       122,981     10.00
      BNB                                     29,851     15.43        15,481      8.00        19,352     10.00
      FTB                                     10,206     10.20         8,006      8.00        10,008     10.00
      NBG                                     42,487     10.50        32,382      8.00        40,478     10.00
      PSB                                     13,822     10.40        10,637      8.00        13,296     10.00
      WCB                                     40,301     10.21        31,585      8.00        39,481     10.00

(16) Fair Value of Financial Instruments

The "fair value" of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001:

                                                       2002                         2001
                                            -------------------------     -------------------------
                                             Carrying         Fair         Carrying         Fair
(Dollars in thousands)                        Amount          Value         Amount          Value
                                            ----------     ----------     ----------     ----------
Financial Assets
Cash and cash equivalents                   $   48,429     $   48,429     $   53,171     $   53,171
Securities                                     643,987        644,951        489,704        490,740
FHLB and FRB stock                               8,558          8,558          7,732          7,732
Loans, net                                   1,300,232      1,345,314      1,146,976      1,174,381

Financial Liabilities
Deposits:
      Interest Bearing:
           Savings and interest
                bearing demand                 779,772        779,772        572,563        572,563
           Time deposits                       687,996        691,020        636,467        635,425
      Non-interest bearing demand              240,755        240,755        224,628        224,628
                                            ----------     ----------     ----------     ----------
      Total deposits                         1,708,523      1,711,547      1,433,658      1,432,616
Borrowings:
      Short-term                                87,189         88,027        103,770        103,770
      Long-term                                 92,090        101,772         70,419         74,042
Guaranteed preferred beneficial
      interests in corporation's junior
      subordinated debentures                   16,200         19,082         16,200         17,596

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

Deposits: The fair value for savings, interest bearing and non-interest bearing demand accounts is equal to the carrying amount because of the customer's ability to withdraw funds immediately. The fair value of time deposits is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

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

(17) Segment Information

Reportable segments are comprised of WCB, NBG, BNB and FTB as the Company evaluates performance on an individual bank basis. As stated in Note 1, during 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company restated segment results to reflect the merger and transfers for each of the years presented. All of the revenue, expenses, assets and liabilities of PSB have been reallocated to the WCB and NBG segments. The reportable segment information as of and for the years ended December 31, 2002, 2001 and 2000 follows:

(Dollars in thousands)                               2002             2001            2000
                                                 -----------      -----------      -----------
Net interest income
      WCB                                        $    28,577      $    27,039      $    24,790
      NBG                                             26,853           24,732           22,148
      BNB                                             14,048            8,184               --
      FTB                                              8,175            6,041            5,173
      Financial Services Group                            --               --               --
                                                 -----------      -----------      -----------
           Total segment net interest income          77,653           65,996           52,111

      Parent and eliminations, net                    (1,799)          (1,222)             751
                                                 -----------      -----------      -----------

           Total net interest income             $    75,854      $    64,774      $    52,862
                                                 ===========      ===========      ===========

Net income
      WCB                                        $    10,565      $     9,643      $     8,463
      NBG                                              9,765            9,777            8,245
      BNB                                              5,001            1,142               --
      FTB                                              2,775            1,827            1,523
      Financial Services Group                           246              143                5
                                                 -----------      -----------      -----------
           Total segment net income                   28,352           22,532           18,236

      Parent and eliminations, net                    (1,896)          (1,319)            (136)
                                                 -----------      -----------      -----------

           Total net income                      $    26,456      $    21,213      $    18,100
                                                 ===========      ===========      ===========

Assets
      WCB                                        $   674,755      $   632,058      $   572,650
      NBG                                            721,090          642,827          581,306
      BNB                                            495,055          362,645               --
      FTB                                            203,382          161,763          131,638
      Financial Services Group                         5,052            2,788              172
                                                 -----------      -----------      -----------
           Total segment assets                    2,099,334        1,802,081        1,285,766

      Parent and eliminations, net                     5,700           (7,785)           3,561
                                                 -----------      -----------      -----------

           Total assets                          $ 2,105,034      $ 1,794,296      $ 1,289,327
                                                 ===========      ===========      ===========

(18) Condensed Parent Company Only Financial Statements

The following are the condensed statements of condition of FII as of December 31, 2002 and 2001, and the condensed statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000:

Condensed Statements of Condition

(Dollars in thousands)                                        2002        2001
                                                            --------    --------

Assets:
      Cash and due from subsidiaries                        $ 14,267    $  7,186
      Securities available for sale, at fair value             1,268       1,333
      Investment in subsidiaries                             186,703     163,053
      Other assets                                             5,099       5,236
                                                            --------    --------

           Total assets                                     $207,337    $176,808
                                                            ========    ========

Liabilities and shareholders' equity
      Due to subsidiaries                                   $ 16,702    $ 16,702
      Short-term borrowings                                      500         500
      Long-term borrowings                                     5,000       5,000
      Other liabilities                                        6,841       5,419
      Shareholders' equity                                   178,294     149,187
                                                            --------    --------

           Total liabilities and shareholders' equity       $207,337    $176,808
                                                            ========    ========

Condensed Statements of Income

(Dollars in thousands)                             2002       2001        2000
                                                 -------    -------    --------

Dividends from subsidiaries                      $22,015    $16,643    $ 30,115
Other income                                       8,542      7,577       6,178
                                                 -------    -------    --------
      Total income                                30,557     24,220      36,293

Expenses                                          11,477      9,602       6,190
                                                 -------    -------    --------

Income before income taxes and effect of
   subsidiaries' earnings and dividends           19,080     14,618      30,103

Income tax benefit (expense)                       1,160        788         (33)
                                                 -------    -------    --------

Income before effect of subsidiaries'
   earnings and dividends                         20,240     15,406      30,070

Equity in undistributed earnings (dividends in
   excess of earnings) of subsidiaries             6,216      5,807     (11,970)
                                                 -------    -------    --------

Net income                                       $26,456    $21,213    $ 18,100
                                                 =======    =======    ========

Condensed Statements of Cash Flows

(Dollars in thousands)                                      2002         2001         2000
                                                          --------     --------     --------
Cash flows from operating activities:
   Net income                                             $ 26,456     $ 21,213     $ 18,100
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                          878          711          620
        Dividends in excess of earnings
           (equity in undistributed earnings)
             of subsidiaries                                (6,216)      (5,807)      11,970
        Deferred income tax benefit                           (176)        (102)         (56)
        Gain on sale of securities                            (161)          --           --
        Decrease (increase) in accrued dividends
           receivable from subsidiaries                         --       22,962      (22,962)
        Increase in other assets                            (4,953)      (1,139)        (181)
        Increase in accrued expense and
           other liabilities                                 1,393        1,562          230
                                                          --------     --------     --------

             Net cash provided by
                operating activities                        17,221       39,400        7,721
                                                          --------     --------     --------

Cash flows from investing activities:
   Purchase of available for sale securities                   (26)          --         (140)
   Proceeds from sale of available for sale securities         256           --           --
   Investment in Mercantile Adjustment Bureau, LLC          (2,400)          --           --
   Equity investment in subsidiaries, net                       --      (63,381)          --
   Purchase of premises and equipment, net                    (274)      (1,109)        (340)
                                                          --------     --------     --------

             Net cash used in
                investing activities                        (2,444)     (64,490)        (480)
                                                          --------     --------     --------

Cash flows from financing activities:
   Proceeds from short-term borrowings                          --          500           --
   Proceeds from long-term borrowings                           --        5,000           --
   Repayment of long-term borrowings                            --           --       (1,698)
   Proceeds from issuance of guaranteed
      preferred beneficial interests in
      corporation's junior subordinated
      debentures                                                --       16,200           --
   Purchase of preferred and common shares                    (581)         (16)        (454)
   Issuance of preferred and common shares                     463           27           29
   Dividends paid                                           (7,578)      (6,551)      (5,788)
                                                          --------     --------     --------

             Net cash (used in) provided by
                financing activities                        (7,696)      15,160       (7,911)
                                                          --------     --------     --------

Net increase (decrease) in cash and
      cash equivalents                                       7,081       (9,930)        (670)

Cash and cash equivalents at the
      beginning of the year                                  7,186       17,116       17,786
                                                          --------     --------     --------

Cash and cash equivalents at the
      end of the year                                     $ 14,267     $  7,186     $ 17,116
                                                          ========     ========     ========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ KPMG LLP

Buffalo, New York
February 26, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and all of the executive officers of the Registrant on pages 3, 4, 10, 12, 13 and 14 of the Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

Item 11. Executive Compensation

Information regarding executive compensation on pages 8 through 10 of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners of the Company's management on page 5 of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions on pages 13 and 14 of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

PART IV

Item 14. Controls and Procedures

Within 90 days of the date of this report, the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures. As part of this review, the Company identified two control issues at a subsidiary bank that if not corrected could impact the effectiveness of the Company's internal disclosure controls and procedures. The two areas of concern at the subsidiary bank were disclosure controls over the timing of problem loan identification and disclosure controls over lending to insiders under Regulation O. Since the identification of these issues, new procedures have been put in place to evaluate and assess the process of loan grading and problem loan identification at each subsidiary bank. The Company is also adding credit administration and loan workout personnel at the holding company level to improve insider loan reporting and to facilitate earlier intervention with respect to problem loans. Based on their evaluation of the effectiveness of disclosure controls and procedures, and following the implementation of the above described actions, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company's periodic SEC reports is made known to them in a timely fashion. Except, as described herein, there have been no significant changes in the Company's internal controls, or in factors that could significantly affect the Company's internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of Documents Filed as Part of this Report

            (1)   Financial Statements.

                  The financial statements listed below and the Independent Auditors' Report are included in this Annual Report on Form 10-K:

                        Independent Auditors' Report

                        Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

                        Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

                        Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

                        Consolidated Statements of Cash Flows the years ended December 31, 2002, 2001 and 2000

                        Notes to Consolidated Financial Statements

            (2)   Schedules.

                  All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

            (3)   Exhibits.

                  The following is a list of all exhibits filed or incorporated by reference as part of this Registration Statement.

Exhibit No.                          Description                                           Location
-----------       --------------------------------------------------      -----------------------------------------
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

    3.2           Amended and Restated Bylaws                             Contained in Exhibit 3.1 of the Form 10-K
                                                                          for the year ended December 31, 2001
                                                                          dated March 11, 2002

   10.1           1999 Management Stock Incentive Plan                    Contained in Exhibit 10.1
                                                                          of the S-1 Registration Statement

   10.2           1999 Directors Stock Incentive Plan                     Contained in Exhibit 10.2
                                                                          of the S-1 Registration Statement

    11            Statement of Computation of Per Share Earnings          Contained in Note 14 of the
                                                                          Registrant's Consolidated
                                                                          Financial Statements Under
                                                                          Item 8 Filed Herewith

    21            Subsidiaries of Financial Institutions, Inc.            Filed Herewith

    23            Consent of KPMG LLP                                     Filed Herewith

    24            Power of Attorney                                       Filed Herewith

   99.1           Certification Pursuant to 18 U.S.C. Section 1350,       Filed Herewith
                  As adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

   99.2           Certification Pursuant to 18 U.S.C. Section 1350,       Filed Herewith
                  As adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

            The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL INSTITUTIONS, INC.

Date:  March 14, 2003               By: /s/ Peter G. Humphrey
                                        -------------------------------
                                        Peter G. Humphrey
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signatures                           Title                          Date
         ----------                           -----                          ----

/s/ Peter G. Humphrey         President, Chief Executive Officer        March 14, 2003
--------------------------    (Principal ExecutiveOfficer),
Peter G. Humphrey             Chairman of the Board and Director


/s/ Ronald A. Miller          Senior Vice President and                 March 14, 2003
--------------------------    Chief Financial Officer
Ronald A. Miller              (Principal Accounting Officer)


*                             Director                                  March 14, 2003
--------------------------
John E. Benjamin


*                             Director and Senior Vice President        March 14, 2003
--------------------------
Jon J. Cooper


*                             Director                                  March 14, 2003
--------------------------
Barton P. Dambra


*                             Director                                  March 14, 2003
--------------------------
Samuel M. Gullo


*                             Director                                  March 14, 2003
--------------------------
Pamela Davis Heilman


*                             Director                                  March 14, 2003
--------------------------
Susan R. Holliday


*                             Director                                  March 14, 2003
--------------------------
W.J. Humphrey, Jr.


*                             Director                                  March 14, 2003
--------------------------
H. Jack South


*                             Director                                  March 14, 2003
--------------------------
John R. Tyler, Jr.


*                             Director                                  March 14, 2003
--------------------------
Bryan G. vonHahmann


*                             Director                                  March 14, 2003
--------------------------
James H. Wyckoff

      * The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and their names, places and stead, in the capacities and on the date indicated above.


/s/ Ronald A. Miller
--------------------------
      Ronald A. Miller
      Attorney-in-fact

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

I, Peter G. Humphrey, certify that:

1. I have reviewed this annual report on Form 10-K of Financial Institutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003


                                        /s/ Peter G. Humphrey
                                        ----------------------------
                                        Peter G. Humphrey
                                        Chief Executive Officer

CERTIFICATION

I, Ronald A. Miller, certify that:

1. I have reviewed this annual report on Form 10-K of Financial Institutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003


                                        /s/ Ronald A. Miller
                                        ----------------------------
                                        Ronald A. Miller
                                        Chief Financial Officer