Form 10-Q
period 2003-03-31
FINANCIAL INSTITUTIONS INC
filed 2003-05-15
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         Commission File Number 0-26481

                          FINANCIAL INSTITUTIONS, INC.

             (Exact Name of Registrant as specified in its charter)

                NEW YORK                                       16-0816610
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                     OUTSTANDING AT MAY 9, 2003
-----------------------------                         --------------------------
Common Stock, $0.01 par value                              11,155,051 shares

                          FINANCIAL INSTITUTIONS, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of
              March 31, 2003 and December 31, 2002                             3

            Consolidated Statements of Income for the three months
              ended March 31, 2003 and 2002                                    4

            Consolidated Statements of Cash Flows for the three months
              ended March 31, 2003 and 2002                                    5

            Consolidated Statement of Changes in Shareholders' Equity
              and Comprehensive Income for the three months ended
              March 31, 2003                                                   6

            Notes to Unaudited Consolidated Financial Statements               7

Item 2.     Management Discussion and Analysis of Financial Condition
              and Results of Operations                                       11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        22

Item 4.     Controls and Procedures                                           22

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders               23

Item 6.     Exhibits and Reports on Form 8-K                                  23

SIGNATURES

EXHIBITS

Item 1. Financial Statements (Unaudited)

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                           March 31,       December 31,
(Dollars in thousands, except per share amounts)                              2003            2002
                                                                          -----------      -----------
Assets

Cash, due from banks and interest-bearing deposits                        $    48,828      $    48,429
Federal funds sold                                                             59,693               --
Securities available for sale, at fair value                                  616,293          596,862
Securities held to maturity (fair value of $50,163 and $48,089
     at March 31, 2003 and December 31, 2002, respectively)                    48,729           47,125
Loans, net                                                                  1,315,688        1,300,232
Premises and equipment, net                                                    31,518           27,254
Goodwill                                                                       40,621           40,593
Other assets                                                                   42,128           44,539
                                                                          -----------      -----------
       Total assets                                                       $ 2,203,498      $ 2,105,034
                                                                          ===========      ===========

Liabilities And Shareholders' Equity

Liabilities:
Deposits:
     Demand                                                               $   233,170      $   240,755
     Savings, money market and interest-bearing checking                      826,776          779,772
     Certificates of deposit                                                  760,662          687,996
                                                                          -----------      -----------
       Total deposits                                                       1,820,608        1,708,523

Short-term borrowings                                                          63,230           87,189
Long-term borrowings                                                           94,991           92,090
Guaranteed preferred beneficial interests in corporation's
   junior subordinated debentures                                              16,200           16,200
Accrued expenses and other liabilities                                         26,898           22,738
                                                                          -----------      -----------
       Total liabilities                                                    2,021,927        1,926,740

Shareholders' equity:
3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding
     1,666 shares at March 31, 2003 and December 31, 2002                         167              167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding
     175,755 shares at March 31, 2003 and December 31, 2002                    17,575           17,575
Common stock, $ 0.01 par value, authorized 50,000,000 shares,
     issued 11,303,533 shares at March 31, 2003 and December 31, 2002             113              113
Additional paid-in capital                                                     19,761           19,728
Retained earnings                                                             133,464          131,320
Accumulated other comprehensive income                                         11,421           10,368
Treasury stock, at cost - 276,369 shares at March 31, 2003
     and 282,219 shares at December 31, 2002                                     (930)            (977)
                                                                          -----------      -----------
       Total shareholders' equity                                             181,571          178,294
                                                                          -----------      -----------
       Total liabilities and shareholders' equity                         $ 2,203,498      $ 2,105,034
                                                                          ===========      ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ----------------------
(Dollars in thousands, except per share amounts)                 2003        2002
                                                              ----------  ----------
Interest income:
     Loans                                                    $   21,752  $   22,045
     Securities                                                    6,672       6,396
     Other                                                           103         119
                                                              ----------  ----------
         Total interest income                                    28,527      28,560
                                                              ----------  ----------

Interest expense:
     Deposits                                                      7,916       8,658
     Borrowings                                                    1,351       1,406
     Guaranteed preferred beneficial interests in
       Company's junior subordinated debentures                      419         419
                                                              ----------  ----------
         Total interest expense                                    9,686      10,483
                                                              ----------  ----------

Net interest income                                               18,841      18,077

Provision for loan losses                                          3,298       1,007
                                                              ----------  ----------

         Net interest income after
              provision for loan losses                           15,543      17,070
                                                              ----------  ----------

Noninterest income:
     Service charges on deposits                                   2,655       2,327
     Financial services group fees and commissions                 1,374       1,305
     Mortgage banking revenues                                       785         943
     Gain (loss) on sale of available for sale securities            291        (196)
     Other                                                           997         558
                                                              ----------  ----------
         Total noninterest income                                  6,102       4,937
                                                              ----------  ----------

Noninterest expense:
     Salaries and employee benefits                                8,881       6,921
     Occupancy and equipment                                       1,988       1,830
     Supplies and postage                                            662         548
     Amortization of intangible assets                               308         214
     Computer and data processing expense                            451         377
     Professional fees                                               580         346
     Other                                                         2,706       1,864
                                                              ----------  ----------
         Total noninterest expense                                15,576      12,100
                                                              ----------  ----------

Income before income taxes                                         6,069       9,907

Income taxes                                                       1,773       3,250
                                                              ----------  ----------
Net income                                                    $    4,296  $    6,657
                                                              ==========  ==========
Earnings per common share:
     Basic                                                    $     0.35  $     0.57
     Diluted                                                  $     0.35  $     0.56

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        -------------------------

(Dollars in thousands)                                                      2003          2002
                                                                        ----------     ----------
Cash flows from operating activities:
     Net income                                                         $    4,296     $    6,657
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                       1,942          1,284
         Provision for loan losses                                           3,298          1,007
         Deferred income tax benefit                                          (728)          (141)
         Proceeds from sale of loans held for sale                          44,551         39,108
         Originations of loans held for sale                               (42,113)       (40,508)
         (Gain) loss on sale of available for sale securities                 (291)           196
         Gain on sale of loans held for sale                                  (578)          (487)
         Loss on sale of other assets                                            2            134
         Minority interest in net income of subsidiaries                         9             24
         Decrease in other assets                                            2,197             81
         Increase in accrued expenses and other liabilities                  4,149          1,719
                                                                        ----------     ----------
                  Net cash provided by operating activities                 16,734          9,074

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                                (98,072)      (233,227)
         Held to maturity                                                   (4,961)        (4,202)
     Proceeds from maturity and call of securities:
         Available for sale                                                 54,100        135,795
         Held to maturity                                                    3,338          4,840
     Proceeds from sale of available for sale securities                    25,631         36,648
     Loan originations less principal payments                             (20,614)       (10,994)
     Proceeds from sales of premises and equipment                              33              5
     Purchase of premises and equipment, net                                (5,055)        (1,536)
     Equity investment in Mercantile Adjustment Bureau, LLC                     --         (2,400)
                                                                        ----------     ----------
                  Net cash used in investing activities                    (45,600)       (75,071)

Cash flows from financing activities:
     Net increase in deposits                                              112,085         87,541
     Net decrease in short-term borrowings                                 (23,959)        (7,867)
     Proceeds from long-term borrowings                                      3,000          5,056
     Repayment of long-term borrowings                                         (98)           (95)
     Purchase of preferred and common shares                                    --           (299)
     Issuance of preferred and common shares                                    80             17
     Dividends paid                                                         (2,150)        (1,807)
                                                                        ----------     ----------
                  Net cash provided by financing activities                 88,958         82,546
                                                                        ----------     ----------

Net increase in cash and cash equivalents                                   60,092         16,549

Cash and cash equivalents at the beginning of the period                    48,429         53,171
                                                                        ----------     ----------

Cash and cash equivalents at the end of the period                      $  108,521     $   69,720
                                                                        ==========     ==========

Supplemental disclosure of cash flow information:
     Cash paid during period for:
       Interest                                                         $   10,664     $   11,255
       Income taxes                                                            680            890

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                   Other
                                             3%        8.48%             Additional           Comprehensive              Total
(Dollars in thousands,                   Preferred  Preferred   Common    Paid-in    Retained    Income      Treasury  Shareholders'
     except per share amounts)             Stock      Stock      Stock    Capital    Earnings     (Loss)       Stock     Equity
                                          --------   --------  --------   --------   --------    --------     --------    --------
Balance - December 31, 2002              $    167   $ 17,575  $    113   $ 19,728   $131,320    $ 10,368     $   (977)   $178,294

Issue 266 shares of common stock-
     directors plan                            --         --        --          2         --          --            2           4

Issue 5,584 shares of common stock -
     exercised stock options                   --         --        --         31         --          --           45          76

Comprehensive income:

     Net income                                --         --        --         --      4,296          --           --       4,296

     Unrealized gain on securities
       available for sale (net of tax
       of $814)                                --         --        --         --         --       1,228           --       1,228

     Reclassification adjustment for
       gains included in net income
       (net of tax of $(116))                  --         --        --         --         --        (175)          --        (175)
                                                                                                                         --------

     Net unrealized gain on securities
       available for sale (net of tax
       of $698)                                --         --        --         --         --          --           --       1,053
                                                                                                                         --------

         Total comprehensive income            --         --        --         --         --          --           --       5,349
                                                                                                                         --------

Cash dividends declared:

     3% Preferred - $0.75 per share            --         --        --         --         (1)         --           --          (1)

     8.48% Preferred - $2.12 per share         --         --        --         --       (373)         --           --        (373)

     Common - $0.16 per share                  --         --        --         --     (1,778)         --           --      (1,778)
                                         --------   --------  --------   --------   --------    --------     --------    --------

Balance - March 31, 2003                 $    167   $ 17,575  $    113   $ 19,761   $133,464    $ 11,421     $   (930)   $181,571
                                         ========   ========  ========   ========   ========    ========     ========    ========

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Financial Institutions, Inc. ("FII"), a financial holding company organized under the laws of New York State, and subsidiaries (the "Company") provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. FII and subsidiaries are each subject to regulation by certain federal and state agencies.

The consolidated financial statements include the accounts of FII and its four banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (100% owned) ("NBG"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". During 2002, the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank ("PSB") into NBG and transfer of other branch offices between subsidiary banks. The merger and transfers were accounted for at historical cost as a combination of entities under common control. Also included are the accounts of the Burke Group, Inc. (100% owned) ("BGI") and The FI Group, Inc. (100% owned) ("FIGI"), collectively referred to as the "Financial Services Group". BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. FIGI is a brokerage subsidiary that commenced operations in March 2000.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial statements have been included. Actual results could differ from those estimates. Amounts in the prior year's consolidated financial statements are reclassified when necessary to conform with the current year's presentation.

New Accounting Pronouncements

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

(2) Stock Compensation Plans

The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure."

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
(Dollars in thousands, except per share amounts)                   2003          2002
                                                                 ---------    ---------
Reported net income                                              $   4,296    $   6,657

Less: Total stock-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects                              4           68
                                                                 ---------    ---------

Pro forma net income                                             $   4,292    $   6,589
                                                                 =========    =========

Basic earnings per share:
     Reported                                                    $    0.35    $    0.56
     Pro forma                                                        0.35         0.55

Diluted earnings per share:
     Reported                                                    $    0.35    $    0.56
     Pro forma                                                        0.35         0.55

The weighted-average fair value of options granted during the quarters ended March 31, 2003 and 2002 amounted to $10.38 and $11.16, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                  2003          2002
                                                ---------    ---------

      Dividend yield                               2.84%         2.05%
      Expected life (in years)                    10.00         10.00
      Expected volatility                         51.89%        39.00%
      Risk-free interest rate                      3.95%         5.05%

(3) Mergers and Acquisitions

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

(4) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------
(Dollars and shares in thousands)                               2003          2002
                                                              ---------    ---------
Net income                                                    $   4,296    $   6,657

Less: Preferred stock dividends                                     374          374
                                                              ---------    ---------

Net income available to common shareholders                   $   3,922    $   6,283
                                                              =========    =========

Average number of common shares outstanding
     used to calculate basic earnings per common share           11,107       11,014

Add: Effect of dilutive options                                     106          203
                                                              ---------    ---------

Average number of common shares
     used to calculate diluted earnings per common share         11,213       11,217
                                                              =========    =========

(5) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, FTB and the Financial Services Group. As stated in Note 1, during 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company restated segment results to reflect the merger and transfers for the three months ended March 31, 2002. All of the revenue, expenses, assets and liabilities of PSB have been reallocated to the WCB and NBG segments. The reportable segment information as of and for the three months ended March 31, 2003 and 2002 follows:

(Dollars in thousands)                             2003              2002
                                               ------------     ------------
Net interest income
     WCB                                       $      7,027     $      7,019
     NBG                                              6,473            6,467
     BNB                                              3,794            3,096
     FTB                                              1,985            1,952
     Financial Services Group                            --               --
                                               ------------     ------------
         Total segment net interest income           19,279           18,534

     Parent and eliminations, net                      (438)            (457)
                                               ------------     ------------

         Total net interest income             $     18,841     $     18,077
                                               ============     ============

Net income
     WCB                                       $      2,558     $      2,643
     NBG                                                192            2,653
     BNB                                              1,330            1,021
     FTB                                                663              670
     Financial Services Group                          (105)              38
                                               ------------     ------------
         Total segment net income                     4,638            7,025

     Parent and eliminations, net                      (342)            (368)
                                               ------------     ------------

         Total net income                      $      4,296     $      6,657
                                               ============     ============

Assets
     WCB                                       $    710,717     $    634,167
     NBG                                            755,155          649,450
     BNB                                            502,606          405,378
     FTB                                            222,479          182,116
     Financial Services Group                         4,889            2,921
                                               ------------     ------------
         Total segment assets                     2,195,846        1,874,032

     Parent and eliminations, net                     7,652           10,194
                                               ------------     ------------

         Total assets                          $  2,203,498     $  1,884,226
                                               ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The principal objective of this discussion is to provide an overview of the financial condition and results of operations of Financial Institutions, Inc. and its subsidiaries for the periods covered in this quarterly report. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the Notes to Unaudited Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require subjective or complex judgments important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses and considers the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Goodwill: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing impairment of goodwill.

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

The purpose of this discussion is to present material changes in the Company's financial condition and results of operations during the three months ended March 31, 2002 to supplement the information in the consolidated financial statements included in this report.

SELECTED FINANCIAL DATA

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                       At or For the Three Months Ended March 31,
                                                                       ------------------------------------------
                                                                     2003           2002       $ Change    % Change
                                                                     ----           ----       --------    --------
Per common share data:
  Net income - basic                                                 $ 0.35           $0.57    $(0.22)       (39)%
  Net income - diluted                                               $ 0.35           $0.56    $(0.21)       (38)%
  Cash dividends declared                                            $ 0.16           $0.13    $ 0.03         23%
  Book value                                                         $14.75          $12.26    $ 2.49         20%
Common shares outstanding:
  Weighted average shares - basic                                11,107,014      11,013,548
  Weighted average shares - diluted                              11,212,507      11,217,430
  Period end                                                     11,109,664      11,009,761
Performance ratios, annualized:
  Return on average assets                                             0.82%           1.47%
  Return on average common equity                                      9.72%          18.83%
  Common dividend payout ratio                                        45.71%          22.81%
  Net interest margin (tax-equivalent)                                 4.01%           4.53%
  Efficiency ratio *                                                  58.95%          48.69%
Asset quality ratios:
    Nonperforming loans to total loans                                 2.92%           0.89%
    Nonperforming assets to total loans and other real estate          3.01%           0.99%
    Net loan charge-offs to average loans                              0.46%           0.20%
    Allowance for loan losses to total loans                           1.75%           1.65%
    Allowance for loan losses to nonperforming loans                     60%            186%
Capital ratios:
  Average common equity to average total assets                        7.67%           7.39%
  Leverage ratio                                                       6.83%           7.10%
  Tier 1 risk based capital ratio                                      9.72%          10.02%
  Risk-based capital ratio                                            10.98%          11.45%

* Efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of available for sale securities.

OVERVIEW

First quarter 2003 net income was $4.3 million compared to $6.7 million for the first three months of 2002. Diluted earnings per share were $0.35 for the first quarter of 2003 compared to $0.56 for the 2002 period. Included in first quarter 2003 results was a provision for loan losses of $3.3 million, which represents an increase of $2.3 million over the $1.0 million provision for loan losses for the first quarter of 2002. The three month period ending March 31, 2003 also included an impairment charge of $489,000 for a partnership investment carried by NBG and expenses of $232,000 for professional services related to organizational governance and credit administration issues at NBG. The first quarter of 2003 also included a charge of $674,000 relating to incurred separation costs of former management.

INVESTING ACTIVITIES

U.S. Treasury and Agency Securities

At March 31, 2003, the U.S. Treasury and Agency securities portfolio totaled $139.2 million, all of which was classified as available for sale. The portfolio was comprised entirely of U. S. federal agency securities, which were predominately callable securities. These callable securities provide higher yields than similar securities without call features. At December 31, 2002, the U.S. Treasury and Agency securities portfolio totaled $120.6 million, all of which was classified as available for sale. The portfolio consisted of $1.0 million in U. S. Treasury securities and $119.6 million in U. S. federal agency securities.

State and Municipal Obligations

At March 31, 2003, the portfolio of state and municipal obligations totaled $231.4 million, of which $182.7 million was classified as available for sale. At that date, $48.7 million was classified as held to maturity, with a fair value of $50.2 million. At December 31, 2002, the portfolio of state and municipal obligations totaled $222.0 million, of which $174.9 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million. Over the past few years, more favorable yields on new purchases of these securities, when compared to taxable investment alternatives, has led to growth in this portfolio. In addition, the Company has expanded its overall municipal banking relationship business which includes both deposit activities and investing in obligations issued by those municipalities.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $272.2 million and $283.5 million at March 31, 2003 and December 31, 2002, respectively. The portfolio was comprised of $174.1 million of mortgage-backed pass-through securities and $98.1 million of collateralized mortgage obligations (CMOs) at March 31, 2003. The mortgage backed pass-through securities were predominantly agency issued debt (FNMA, FHLMC, or GNMA). Over 75% of the agency mortgage-backed pass-through securities were in fixed rate securities that were predominately formed with mortgages having a balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. Also included in the CMO category are $11.8 million of Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2002 the portfolio consisted of $193.4 million of mortgage-backed pass-through securities and $90.1 million of CMOs. The mortgage-backed securities at December 31, 2002 were primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $13.4 million and $13.9 million at March 31, 2003 and December 31, 2002, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

Equity Securities

At March 31, 2003 and December 31, 2002, available for sale equity securities totaled $8.8 million and $3.9 million, respectively. This portfolio is primarily comprised of FHLMC preferred stock, but also includes some corporate equity securities owned by the holding company.

LENDING ACTIVITIES

Set forth below is selected information concerning the composition of the Company's loan portfolio at the dates indicated.

                                              March 31,             December 31,              March 31,
(Dollars in thousands)                          2003                    2002                    2002
                                       ---------------------    --------------------    --------------------
Commercial                             $   260,109     19.4%    $   262,630    19.9%     $   241,864   20.5%
Commercial real estate                     345,416     25.8         332,134    25.1          295,585   25.1
Agricultural                               235,519     17.6         233,769    17.7          183,102   15.5
Residential real estate                    255,604     19.1         251,898    19.1          229,687   19.5
Consumer and home equity                   242,474     18.1         241,461    18.2          228,096   19.4
                                       -----------    -----     -----------   -----      -----------  -----
     Total loans gross                   1,339,122    100.0       1,321,892   100.0        1,178,334  100.0

Allowance for loan losses                  (23,434)                 (21,660)                 (19,483)
                                        ----------               -----------              ----------

     Total loans, net                  $ 1,315,688              $ 1,300,232              $ 1,158,851
                                        ==========               ==========               ==========

Total gross loans increased $17 million to $1.339 billion at March 31, 2003 from $1.322 billion at December 31, 2002. The growth in loans relates to commercial mortagage originations, primarily at WCB and BNB, as the Company's commercial mortgage portfolio increased $13 million to $345 million at March 31, 2003 from $332 million at December 31, 2002. The table also indicates a relatively stable loan mix between March 31, 2003 and December 31, 2002. The residential real estate portfolio includes loans held for sale totaling $4,533,000, $6,971,000 and $8,371,000 at March 31, 2003, December 31, 2002 and March 31, 2002.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets at March 31, 2003 were $40.4 million compared to $38.4 million at December 31, 2002 and $11.6 million at March 31, 2002. The increase in nonperforming assets in the first quarter of 2003 was related principally to one commercial borrower at NBG, which was partially offset by charge-offs recorded during the quarter. The extended soft economy has continued to adversely affect the cash flows of some of the Company's borrowers. The dairy industry continues to experience an extended period of low milk prices. Milk prices however, have stabilized and the Company has restructured loans to a few borrowers who have been experiencing the most difficulty. As previously indicated, the Company has committed additional resources toward management of the Company's nonperforming assets and strengthening the credit administration function.

The following table sets forth information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

                                                              March 31,     December 31,     March 31,
(Dollars in thousands)                                          2003            2002           2002
                                                            -------------  -------------  --------------
Nonaccruing loans(1)
Commercial                                                  $    15,793    $    12,760    $     2,480
Commercial real estate                                            8,261          8,407          3,943
Agricultural                                                      8,836          8,739          1,412
Residential real estate                                           1,028          1,065          1,173
Consumer and home equity                                            880            915            749
                                                           ------------    -----------    -----------
     Total nonaccruing loans                                     34,798         31,886          9,757

Restructured loans                                                2,940          4,129              -

Accruing loans 90 days or more delinquent                         1,308          1,091            743
                                                           ------------    -----------    -----------

Total nonperforming loans                                        39,046         37,106         10,500

Other real estate owned                                           1,316          1,251          1,125
                                                           ------------    -----------    -----------

Total nonperforming assets                                 $     40,362    $    38,357    $    11,625
                                                           ============    ===========    ===========

Total nonperforming loans to total loans                           2.92%          2.81%          0.89%

Total nonperforming assets to total loans and other
  real estate                                                      3.01%          2.90%          0.99%

(1) Loans are placed on nonaccrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The recorded investment in loans that are considered to be impaired totaled $24,838,000 and $8,672,000 at March 31, 2003 and 2002, respectively. The allowance for loan losses related to impaired loans amounted to $5,081,000 and $1,896,000 at March 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2003 and 2002 was $24,802,000 and $8,723,000, respectively. Interest income recognized on impaired loans, while such loans were impaired, during the three months ended March 31, 2003 and 2002 was approximately $60,000 and $65,000, respectively.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount of credit losses inherent in the loan portfolio. Periodic, systematic reviews of each banks' portfolios are performed to identify inherent losses. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses inherent in each loan category based on the results of this detailed review. The process used by the Company to determine the appropriate overall allowance for loan losses is based on this analysis.

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                                           Three Months Ended
                                                                                March 31,
(Dollars in thousands)                                                     2003          2002
                                                                         ----------------------
Balance at beginning of period                                           $  21,660   $  19,074

Charge-offs:
     Commercial                                                              1,252         227
     Commercial real estate                                                     24         144
     Agricultural                                                               13          29
     Residential real estate                                                    23          29
     Consumer and home equity                                                  337         304
                                                                         ---------   ---------
         Total charge-offs                                                   1,649         733
Recoveries:
     Commercial                                                                 42           9
     Commercial real estate                                                      6           2
     Agricultural                                                                2          31
     Residential real estate                                                     7          --
     Consumer and home equity                                                   68          93
                                                                         ---------   ---------
         Total recoveries                                                      125         135

Net charge-offs                                                              1,524         598

Provision for loan losses                                                    3,298       1,007
                                                                         ---------   ---------

Balance at end of period                                                 $  23,434   $  19,483
                                                                         =========   =========

Ratio of net loan charge-offs to average loans (annualized)                   0.46%       0.20%

Ratio of allowance for loan losses to total loans                             1.75%       1.65%

Ratio of allowance for loan losses to nonperforming loans                       60%        186%

Net loan charge-offs were $1.5 million for the first quarter of 2003 or 0.46% of average loans compared to $0.6 million or 0.20% of average loans in the same period last year. The increase in loan charge-offs relates primarily to NBG where $1.3 million of commercial loans and commercial mortgages were charged-off during the first quarter of 2003. Provision for loan losses was $3.3 million for the first quarter of 2003 and reflects the increase in net loan charge-offs and higher levels of specific allocations associated with impaired loans. The ratio of the allowance for loan losses to nonperforming loans was 60% at March 31, 2003, compared to 58% at December 31, 2002 and 186% the previous year. The ratio of the allowance for loan losses to total loans increased to 1.75% at March 31, 2003 compared to 1.64% at year end 2002 and 1.65% a year ago.

FUNDING ACTIVITIES

Deposits

The banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.564 billion or 85.9% of total deposits of $1.821 billion at March 31, 2003 compared to core deposits of $1.507 billion or 88.2% of total deposits of $1.709 billion at December 31, 2002. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $425.7 million at March 31, 2003 compared to $361.2 million at December 31, 2002. The increase is a result of the Company's continuing expansion in this line of business as market opportunities have arisen from the exit of competitors. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $256.3 million and $201.8 million as of March 31, 2003 and December 31, 2002, respectively, largely from in-market municipal, business and individual customers.

As of March 31, 2003 and December 31, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $102.6 million and $71.6 million, respectively.

Non-Deposit Sources of Funds

The Company's most significant source of non-deposit funds are FHLB borrowings. FHLB advances outstanding amounted to $118.7 million and $112.8 million as of March 31, 2003 and December 31, 2002, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2009. The Company had approximately $6 million of immediate credit available under lines of credit with the FHLB at March 31, 2003, which are collateralized by FHLB stock and real estate mortgage loans. The Company also has lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against the Farmer Mac lines as of March 31, 2003. The Company also utilizes securities sold under agreements to repurchase as a source of funds. The short-term repurchase agreements amounted to $33.7 million and $60.7 million as of March 31, 2003 and December 31, 2002, respectively.

During 2001 FISI Statutory Trust I (the "Trust") was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of March 31, 2003, all of the capital securities qualified as Tier I capital under regulatory definitions. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income.

NET INCOME ANALYSIS

Average Balance Sheet

The table on the following page sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities as of and for the three months ended March 31, 2003 and 2002. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccruing loan balances are included in the yield calculations in this table.


                                                              For The Three Months Ended March 31,
                                                             2003                              2002
                                                             ----                              ----

                                                  Average     Interest  Annualized   Average    Interest   Annualized
                                                Outstanding    Earned/    Yield/   Outstanding  Earned/     Yield/
(Dollars in thousands)                            Balance       Paid       Rate      Balance      Paid       Rate
                                                  -------       ----       ----      -------      ----       ----
Interest-earning assets:
Federal funds sold and interest-bearing
deposits                                           $33,126       $103       1.26%    $27,610       $119      1.75%
Investment securities(1):
   Taxable                                         414,393      4,560       4.40%    302,633      4,258      5.63%
   Non-taxable                                     225,781      3,249       5.76%    205,771      3,291      6.40%
                                                ----------     ------      -----  ----------     ------      ----
      Total investment securities                  640,174      7,809       4.88%    508,404      7,549      5.94%
Loans(2):
   Commercial and agricultural                     837,901     12,731       6.16%    707,750     12,457      7.14%
   Residential real estate                         252,404      4,613       7.31%    234,014      4,900      8.38%
   Consumer and home equity                        239,684      4,408       7.46%    229,885      4,688      8.27%
                                                ----------     ------      -----  ----------     ------      ----
      Total loans                                1,329,989     21,752       6.61%  1,171,649     22,045      7.61%
                                                ----------     ------      -----  ----------     ------      ----
        Total interest-earning assets            2,003,289     29,664       5.97%  1,707,663     29,713      7.02%
                                                ----------     ------      -----  ----------     ------      ----
Allowance for loans losses                         (21,963)                          (19,286)
Other non-interest earning assets                  153,539                           143,221
                                                ----------                        ----------
          Total assets                          $2,134,865                        $1,831,598
                                                ==========                        ==========

Interest-bearing liabilities:
Interest-bearing checking                          388,824      1,058       1.10%    309,808      1,117      1.46%
Savings and money market                           410,286      1,265       1.25%    332,300      1,327      1.62%
Certificates of deposit                            724,365      5,593       3.13%    623,702      6,214      4.04%
Borrowed funds                                     162,751      1,351       3.37%    166,268      1,407      3.43%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated
   debentures                                       16,200        419      10.49%     16,200        419     10.49%
                                                ----------     ------      -----  ----------     ------     -----
        Total interest-bearing liabilities       1,702,426      9,686       2.31%  1,448,278     10,484      2.94%
                                                ----------     ------      -----  ----------     ------     -----
Non-interest bearing demand deposits               228,493                           208,533
Other non-interest-bearing liabilities              22,489                            21,704
                                                    ------                            ------
        Total liabilities                        1,953,408                         1,678,515
Shareholders' equity(3)                            181,457                           153,083
                                                ----------                        ----------
          Total liabilities and
          shareholders' equity                  $2,134,865                        $1,831,598
                                                ==========                        ==========

Net interest income - tax equivalent                           19,978                            19,229
   Less: tax equivalent adjustment                              1,137                             1,152
                                                                -----                             -----
Net interest income                                           $18,841                           $18,077
                                                              =======                           =======


Net interest rate spread                                                    3.66%                             4.08%
                                                                           =====                              ====

Net earning assets                                $300,863                          $259,385
                                                ==========                        ==========

Net interest income as a percentage of
   average interest-earning assets(4)                                       4.01%                             4.53%
                                                                            ====                              ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                   117.67%                           117.91%
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

Net Interest Income

Net interest income, the principal source of the Company's earnings, increased 4.0% to $18.8 million compared to $18.1 million in the first quarter of 2002. Net interest margin was 4.01% for the first quarter of 2003, a drop of 52 basis points from the 4.53% level for the same period last year. Growth in average earning assets of $295.6 million, or 17%, offset the fall in net interest margin and produced the increased revenue. The growth in average earning assets reflects increases of $131.8 million in the Company's investment portfolio and $158.3 million in loans. The decline in net interest margin reflects the effects of the increase in nonaccrual loans combined with overall spread compression associated with yields generated on incremental asset growth relative to related funding costs in a period of historically low market interest rates.

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

                                                          1st Quarter 2003 Compared to 1st Quarter 2002
                                                          ---------------------------------------------
                                                        Increase (Decrease)   Due to      Total Increase/
(Dollars in thousands)                                        Volume           Rate         (Decrease)
                                                              ------           ----         ----------
Interest-earning assets:
  Federal funds sold and interest-bearing deposits           $    17          $   (33)         $ (16)
  Investment securities:
     Taxable                                                   1,241             (939)           302
     Non-taxable                                                 291             (333)           (42)
                                                             -------          -------          -----
       Total investment securities                             1,532           (1,272)           260
                                                             -------          -------          -----
  Loans:
     Commercial and agricultural                               2,028           (1,754)           274
     Residential real estate                                     332             (619)          (287)
     Consumer and home equity                                    181             (461)          (280)
                                                             -------          -------          -----
       Total loans                                             2,541           (2,834)          (293)
                                                             -------          -------          -----
          Total interest-earning assets                        4,090           (4,139)           (49)

Interest-bearing liabilities:
  Interest-bearing checking                                      207             (266)           (59)
  Savings and money market                                       236             (298)           (62)
  Certificates of deposit                                        776           (1,397)          (621)
  Borrowed funds                                                 (30)             (26)           (56)
  Guaranteed preferred beneficial interests in
     Corporation's junior subordinated debentures                 --               --             --
                                                             -------          -------          -----
          Total interest-bearing liabilities                   1,189           (1,987)          (798)
                                                             -------          -------          -----

Net interest income                                          $ 2,901          $(2,152)         $ 749

Provision for Loan Losses

The provision for loan losses for the first quarter of 2003 totaled $3.3 million, which represents an increase of $2.3 million over the $1.0 million provision for loan losses for the first quarter of 2002. First quarter 2003 provision for loan losses reflects the increase in net charge-offs and increases in specific allocations associated with impaired loans. See discussion of the Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income increased 24% in the first quarter of 2003 to $6.1 million from $4.9 million for the first quarter of 2002. Security gains in the first quarter of 2003 were $291,000 compared to a loss of $196,000 in the first quarter of 2002 and account for $487,000 of the increase. Growth in deposits and related activity resulted in service charges on deposits increasing $328,000 to $2.7 million for the three months ending March 31, 2003 compared to $2.3 million for the same period a year ago.

Noninterest Expense

Noninterest expense for the first quarter of 2003 totaled $15.6 million compared with $12.1 million for the first quarter of 2002. As previously discussed $1.4 million of the increase related to three specific matters: $232,000 of the increase was from professional fees related to NBG organizational governance and credit administration issues, $489,000 from an impairment charge on a partnership investment, and $674,000 from separation costs. The remaining increase is principally from compensation cost for additional staffing of the credit administration function and costs associated with the Company's expansion and growth of its products and delivery channels. These additional costs are the principal factor in an increase in the Company's efficiency ratio to 58.95%, compared to 48.69% for the same period a year ago. The Company's strategic plan has identified opportunities for expansion into markets where we believe our brand of banking will allow us to achieve significant market share. During 2002 six offices were opened in new locations and the Company expects to add three more new locations in 2003. The costs associated with expansion and related support structure have contributed to an increase in the efficiency ratio. The Company expects the efficiency ratio to improve as the new offices come on line and our credit costs decline as we work through our problem loans

Income Tax Expense

The provision for income taxes, which provides for Federal and New York State income taxes, amounted to $1.8 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively. While the decrease corresponds generally to the decreased levels of taxable income, the effective tax rate for first quarter 2003 decreased to 29.2%, compared to 32.8% for first quarter primarily 2002 as a result of an increase in holdings of tax-exempt securities.

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

In the normal course of business, the Company has outstanding commitments to extend credit which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2003 letters of credit totaling $12.9 million and unused loan commitments of $330.7 million were contractually available. Comparable amounts for these commitments at December 31, 2002 were $13.4 million and $316.6 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as certain of the commitments are expected to expire without funding.

The Company's cash and cash equivalents were $108.5 million at March 31, 2003, an increase of $60.1 million from the balance of $48.4 million at December 31, 2002. The primary factor leading to the increase in cash was the net increase in deposits during the quarter.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company's Tier 1 leverage ratio was 6.83% and 6.96% at March 31, 2003 and December 31, 2002, respectively, well-above minimum regulatory capital requirements. Total Tier 1 capital of $142.1 million at March 31, 2002 increased $2.5 million from $139.6 million at December 31, 2002. The increase in Tier 1 capital relates primarily to the increase of $2.1 million in retained earnings resulting from the Company's first quarter 2003 earnings net of dividend payouts.

The Company's total risk-weighted capital ratio was 10.98% at March 31, 2003, comparable to 11.08% at and December 31, 2002, both well-above minimum regulatory capital requirements. Total risk-based capital was $160.5 million at March 31, 2003, an increase of $3.1 million from $157.4 million at December 31, 2002.

Other Matters

The Company disclosed in its 2003 Annual Report on Form 10-K that the OCC began Safety & Soundness Examinations at NBG and BNB in early January 2003 and that management was undertaking significant remedial measures in credit administration, compliance and organizational structure to address the issues identified in those examinations.

On April 30, 2003, at examination exit meetings with the senior managements of Bath National Bank and National Bank of Geneva, the OCC outlined proposed findings and provided a written summary of issues requiring attention in the areas of regulatory compliance, credit risk management and internal controls. Management was directed to develop responses promptly, and the OCC indicated that it intends to issue final reports of examination around the end of June. The OCC indicated that enforcement action is under consideration with respect to NBG, the form and substance of which is under review and will be determined after consideration of the responses being prepared by bank management and the Company. In the event one or both banks lose their "well-managed" ratings, the Company's status as a financial holding company could be jeopardized, which could limit its ability to make acquisitions and expand into new business areas without Federal Reserve approval.

During the first quarter, the Company continued to execute the initiatives described in its 2003 Form 10-K, which management believes addresses many of the OCC's preliminary findings. As of March 31, 2003, the Company has a leverage ratio of 6.83% and a total risk based capital ratio of 10.98%. That capital level is $43.5 million in excess of minimum regulatory capital requirements and $14.4 million in excess of minimum regulatory capital requirements to meet "well-capitalized" guidelines. This excess capital represents an additional source of strength available to the Company's subsidiary banks. During the first quarter of 2003, the Company made a capital contribution of $1 million to NBG and NBG did not declare its regular quarterly dividend.

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

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company's Annual Report on Form 10-K as of December 31, 2002, dated March 14, 2003, as filed with the Securities and Exchange Commission.

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

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

            Exhibit 10.1    Separation Agreement for Thomas L. Kime

            Exhibit 11.1    Computation of Per Share Earnings*

            Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 4 to the consolidated financial statements in this report.

(b)   Reports on Form 8-K.

      Pursuant to Regulation FD under item 9, the Company filed a Form 8-K on February 13, 2003 and March 14, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2003                     FINANCIAL INSTITUTIONS, INC.

Date                                          Signatures

May 14, 2003                                  /s/ Peter G. Humphrey
                                              ----------------------------------

                                              Peter G. Humphrey
                                              President, Chief Executive Officer
                                              (Principal Executive Officer),
                                              Chairman of the Board and Director

May 14, 2003                                  /s/ Ronald A. Miller
                                              ----------------------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                                     /s/ Ronald A. Miller
                                                     -----------------------
                                                     Ronald A. Miller
                                                     Chief Financial Officer