Form 10-Q
period 2003-06-30
FINANCIAL INSTITUTIONS INC
filed 2003-08-14
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT JULY 31, 2003
                  -----                         ----------------------------

      Common Stock, $0.01 par value                   11,162,135 shares

                          FINANCIAL INSTITUTIONS, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
           June 30, 2003 and December 31, 2002                                 3

         Consolidated Statements of Income for the three months and
           six months ended June 30, 2003 and 2002                             4

         Consolidated Statements of Cash Flows for the six months ended
           June 30, 2003 and 2002                                              5

         Consolidated Statement of Changes in Shareholders' Equity and
           Comprehensive Income for the six months ended
           June 30, 2003                                                       6

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management Discussion and Analysis of Financial Condition and
           Results of Operations                                              12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 6.  Exhibits and Reports on Form 8-K                                     26

SIGNATURES

EXHIBITS

Item 1. Financial Statements (Unaudited)

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                            June 30,       December 31,
(Dollars in thousands, except per share amounts)                              2003             2002
                                                                          -----------      ------------
Assets

Cash, due from banks and interest-bearing deposits                        $    64,491       $    48,429
Federal funds sold                                                             77,333                --
Securities available for sale, at fair value                                  549,392           596,862
Securities held to maturity (fair value of $46,670 and $48,089
     at June 30, 2003 and December 31, 2002, respectively)                     45,191            47,125
Loans, net                                                                  1,344,135         1,300,232
Premises and equipment, net                                                    32,674            27,254
Goodwill                                                                       40,621            40,593
Other assets                                                                   40,486            44,539
                                                                          -----------       -----------

       Total assets                                                       $ 2,194,323       $ 2,105,034
                                                                          ===========       ===========

Liabilities And Shareholders' Equity

Liabilities:
Deposits:
     Demand                                                               $   251,994       $   240,755
     Savings, money market and interest-bearing checking                      799,572           779,772
     Certificates of deposit                                                  774,667           687,996
                                                                          -----------       -----------
       Total deposits                                                       1,826,233         1,708,523

Short-term borrowings                                                          68,985            87,189
Long-term borrowings                                                           73,216            92,090
Guaranteed preferred beneficial interests in corporation's
   junior subordinated debentures                                              16,200            16,200
Accrued expenses and other liabilities                                         23,429            22,738
                                                                          -----------       -----------

       Total liabilities                                                    2,008,063         1,926,740

Shareholders' equity:
3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding -
     1,666 shares at June 30, 2003 and December 31, 2002                          167               167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding - 175,683
     shares at June 30, 2003 and 175,755 shares at December 31, 2002           17,568            17,575
Common stock, $ 0.01 par value, authorized 50,000,000 shares,
     issued 11,303,533 shares at June 30, 2003 and December 31, 2002              113               113
Additional paid-in capital                                                     20,871            19,728
Retained earnings                                                             134,957           131,320
Accumulated other comprehensive income                                         13,604            10,368
Treasury stock, at cost - 147,516 shares at June 30, 2003
     and 199,719 shares at December 31, 2002                                   (1,020)             (977)
                                                                          -----------       -----------

       Total shareholders' equity                                             186,260           178,294
                                                                          -----------       -----------

       Total liabilities and shareholders' equity                         $ 2,194,323       $ 2,105,034
                                                                          ===========       ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                        --------------------      ---------------------
(Dollars in thousands, except per share amounts)          2003         2002        2003          2002
                                                        -------      -------      -------      --------
Interest income:
     Loans                                              $22,176      $22,490      $43,928      $ 44,535
     Securities                                           6,465        7,250       13,137        13,646
     Other                                                  123          187          226           306
                                                        -------      -------      -------      --------

         Total interest income                           28,764       29,927       57,291        58,487
                                                        -------      -------      -------      --------

Interest expense:
     Deposits                                             7,883        9,039       15,799        17,697
     Borrowings                                           1,269        1,483        2,620         2,889
     Guaranteed preferred beneficial interests in
       Company's junior subordinated debentures             419          419          838           838
                                                        -------      -------      -------      --------

         Total interest expense                           9,571       10,941       19,257        21,424
                                                        -------      -------      -------      --------

Net interest income                                      19,193       18,986       38,034        37,063

Provision for loan losses                                 5,311        1,181        8,609         2,188
                                                        -------      -------      -------      --------

         Net interest income after
              provision for loan losses                  13,882       17,805       29,425        34,875
                                                        -------      -------      -------      --------

Noninterest income:
     Service charges on deposits                          2,771        2,607        5,426         4,934
     Financial services group fees and commissions        1,328        1,325        2,702         2,630
     Mortgage banking revenues                              951          274        1,736         1,217
     Gain (loss) on securities transactions                 151           96          442          (100)
     Other                                                  959          855        1,956         1,413
                                                        -------      -------      -------      --------

         Total noninterest income                         6,160        5,157       12,262        10,094
                                                        -------      -------      -------      --------

Noninterest expense:
     Salaries and employee benefits                       8,036        7,507       16,917        14,428
     Occupancy and equipment                              2,084        1,711        4,072         3,541
     Supplies and postage                                   598          587        1,260         1,135
     Amortization of intangible assets                      309          216          617           430
     Computer and data processing expense                   426          403          877           780
     Professional fees                                      480          352        1,060           698
     Other                                                3,014        2,317        5,720         4,181
                                                        -------      -------      -------      --------

         Total noninterest expense                       14,947       13,093       30,523        25,193
                                                        -------      -------      -------      --------

Income before income taxes                                5,095        9,869       11,164        19,776

Income taxes                                              1,445        3,225        3,218         6,475
                                                        -------      -------      -------      --------

Net income                                              $ 3,650      $ 6,644      $ 7,946      $ 13,301
                                                        =======      =======      =======      ========

Earnings per common share (note 4):
     Basic                                              $  0.29      $  0.57      $  0.65      $   1.14
     Diluted                                            $  0.29      $  0.56      $  0.64      $   1.12

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------

(Dollars in thousands)                                                                 2003            2002
                                                                                    ---------       ---------
Cash flows from operating activities:
     Net income                                                                     $   7,946       $  13,301
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                  3,971           2,572
         Provision for loan losses                                                      8,609           2,188
         Deferred income tax benefit                                                   (2,083)           (592)
         Proceeds from sale of loans held for sale                                     98,389          62,499
         Originations of loans held for sale                                         (101,393)        (62,241)
         (Gain) loss on sale of available for sale securities                            (442)            100
         Gain on sale of loans held for sale                                           (1,392)           (786)
         Loss on sale of other assets                                                      12             134
         Minority interest in net income of subsidiaries                                   17              47
         Decrease in other assets                                                       3,424           1,884
         Increase (decrease) in accrued expenses and other liabilities                    665          (1,441)
                                                                                    ---------       ---------
                  Net cash provided by operating activities                            17,723          17,665

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                                          (162,728)       (357,583)
         Held to maturity                                                             (10,021)        (10,953)
     Proceeds from maturity and call of securities:
         Available for sale                                                           160,807         200,993
         Held to maturity                                                              11,917          18,372
     Proceeds from sale of available for sale securities                               53,443          39,633
     Loan originations less principal payments                                        (48,116)        (66,269)
     Proceeds from sales of premises and equipment                                         36               5
     Purchase of premises and equipment, net                                           (7,090)         (2,594)
     Cash acquired in purchase of Bank of Avoca, net of cash paid                          --           4,778
     Equity investment in Mercantile Adjustment Bureau, LLC                                --          (2,500)
                                                                                    ---------       ---------
                  Net cash used in investing activities                                (1,752)       (176,118)

Cash flows from financing activities:
     Net increase in deposits                                                         117,711         157,360
     Net decrease in short-term borrowings                                            (18,204)        (20,329)
     Proceeds from long-term borrowings                                                 5,000          17,056
     Repayment of long-term borrowings                                                (23,874)           (191)
     Purchase of preferred and common shares                                             (425)           (384)
     Issuance of preferred and common shares                                            1,518             444
     Dividends paid                                                                    (4,302)         (3,614)
                                                                                    ---------       ---------
                  Net cash provided by financing activities                            77,424         150,342
                                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                                   93,395          (8,111)

Cash and cash equivalents at the beginning of the period                               48,429          53,171
                                                                                    ---------       ---------

Cash and cash equivalents at the end of the period                                  $ 141,824       $  45,060
                                                                                    =========       =========

Supplemental disclosure of cash flow information: Cash paid during period for:
       Interest                                                                     $  18,529       $  23,122
       Income taxes                                                                     4,385           7,037
     Noncash investing and financing activities:
       Fair value of noncash assets acquired in acquisitions                        $      --       $  14,043
       Fair value of liabilities assumed in acquisitions                                   --          17,322
       Issuance of common stock in Bank of Avoca acquisition                               --           1,499
       Issuance of common stock for Burke Group, Inc. earnout                              --             500

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                              3%          8.48%                         Additional
(Dollars in thousands,                                    Preferred     Preferred         Common         Paid-in
     except per share amounts)                              Stock          Stock           Stock         Capital
                                                            -----          -----           -----         -------
Balance - December 31, 2002                               $     167      $  17,575       $     113      $  19,728

Purchase 72 shares of preferred stock                            --             (7)             --             (1)

Purchase 22,000 shares of common stock                           --             --              --             --

Issue 2,440 shares of common stock-
     directors plan                                              --             --              --             34

Issue 9,376 shares of common stock -
     exercised stock options                                     --             --              --             75

Issue 62,387 shares of common stock -
     Burke Group, Inc. contingent earnout                        --             --              --          1,035

Comprehensive income:

     Net income                                                  --             --              --             --

     Unrealized gain on securities available
       for sale (net of tax of $2,323)                           --             --              --             --

     Reclassification adjustment for gains
       included in net income (net of tax of $(176))             --             --              --             --


     Net unrealized gain on securities available
       for sale (net of tax of $2,146)                           --             --              --             --


         Total comprehensive income                              --             --              --             --

Cash dividends declared:

     3% Preferred - $1.50 per share                              --             --              --             --

     8.48% Preferred - $4.24 per share                           --             --              --             --

     Common - $0.32 per share                                    --             --              --             --
                                                          ---------      ---------       ---------      ---------
Balance - June 30, 2003                                   $     167      $  17,568       $     113      $  20,871
                                                          =========      =========       =========      =========

                                                                             Accumulated
                                                                                Other
                                                                            Comprehensive                       Total
(Dollars in thousands,                                         Retained        Income         Treasury      Shareholders'
     except per share amounts)                                 Earnings         (Loss)          Stock           Equity
                                                               --------         ------          -----           ------
Balance - December 31, 2002                                   $ 131,320       $  10,368       $    (977)      $ 178,294

Purchase 72 shares of preferred stock                                --              --              --              (8)

Purchase 22,000 shares of common stock                               --              --            (417)           (417)

Issue 2,440 shares of common stock-
     directors plan                                                  --              --              16              50

Issue 9,376 shares of common stock -
     exercised stock options                                         --              --              53             128

Issue 62,387 shares of common stock -
     Burke Group, Inc. contingent earnout                            --              --             305           1,340

Comprehensive income:

     Net income                                                   7,946              --              --           7,946

     Unrealized gain on securities available
       for sale (net of tax of $2,323)                               --           3,502              --           3,502

     Reclassification adjustment for gains
       included in net income (net of tax of $(176))                 --            (266)             --            (266)
                                                                                                              ---------

     Net unrealized gain on securities available
       for sale (net of tax of $2,146)                               --              --              --           3,236
                                                                                                              ---------

         Total comprehensive income                                  --              --              --          11,182
                                                                                                              ---------
Cash dividends declared:

     3% Preferred - $1.50 per share                                  (3)             --              --              (3)

     8.48% Preferred - $4.24 per share                             (745)             --              --            (745)

     Common - $0.32 per share                                    (3,561)             --              --          (3,561)
                                                              ---------       ---------       ---------       ---------
Balance - June 30, 2003                                       $ 134,957       $  13,604       $  (1,020)      $ 186,260
                                                              =========       =========       =========       =========

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

The consolidated financial statements include the accounts of FII and its four banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), The National Bank of Geneva (100% owned) ("NBG"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". During 2002, the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank ("PSB") into NBG and transfer of other branch offices between subsidiary banks. The merger and transfers were accounted for at historical cost as a combination of entities under common control. Also included are the accounts of the Burke Group, Inc. (100% owned) ("BGI") and The FI Group, Inc. (100% owned) ("FIGI"), collectively referred to as the "Financial Services Group". BGI is an employee benefits and compensation consulting firm acquired in October 2001. FIGI is a brokerage subsidiary that commenced operations in March 2000.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial statements have been included. Actual results could differ from those estimates. Amounts in the prior year's consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 effective January 1, 2003. Such adoption did not have a material impact on the Company's consolidated financial statements.

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

Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued by FASB in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. Provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. All provisions of SFAS No. 149 should be applied prospectively, except for paragraphs 7(a) and 23(a), which relate to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of the provisions of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued by FASB in May 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.

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

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                       --------------------------      --------------------------

(Dollars in thousands, except per share amounts)          2003            2002            2003            2002
                                                       ----------      ----------      ----------      ----------
Reported net income                                    $    3,650      $    6,644      $    7,946      $   13,301

Less: Total stock-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects                   108             120             112             188
                                                       ----------      ----------      ----------      ----------

Pro forma net income                                   $    3,542      $    6,524      $    7,834      $   13,113
                                                       ==========      ==========      ==========      ==========

Basic earnings per share:
     Reported                                          $     0.29      $     0.57      $     0.65      $     1.14
     Pro forma                                               0.28            0.56            0.64            1.12

Diluted earnings per share:
     Reported                                          $     0.29      $     0.56      $     0.64      $     1.12
     Pro forma                                               0.28            0.55            0.63            1.10

The weighted-average fair value of options granted during the quarters ended June 30, 2003 and 2002 amounted to $9.10 and $15.05, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                                          June 30,
                                                     -------------------

                                                      2003          2002
                                                     -----         -----
     Dividend yield                                   3.12%         1.45%
     Expected life (in years)                        10.00         10.00
     Expected volatility                             51.89%        30.81%
     Risk-free interest rate                          3.92%         5.11%

(3) Mergers and Acquisitions

On December 13, 2002, BNB acquired the two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices purchased are located in Elmira and Elmira Heights, and had deposit liabilities totaling $44.2 million at the time of acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $1.5 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $2.0 million intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years.

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

Earnings per common share have been computed based on the following:

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                              --------------------      --------------------

(Dollars and shares in thousands)                               2003         2002         2003         2002
                                                              -------      -------      -------      -------
Net income                                                    $ 3,650      $ 6,644      $ 7,946      $13,301

Less: Preferred stock dividends                                   374          374          748          748
                                                              -------      -------      -------      -------

Net income available to common shareholders                   $ 3,276      $ 6,270      $ 7,198      $12,553
                                                              =======      =======      =======      =======

Average number of common shares outstanding
     used to calculate basic earnings per common share         11,159       11,067       11,133       11,041

Add: Effect of dilutive options                                    97          156          101          179
                                                              -------      -------      -------      -------

Average number of common shares
     used to calculate diluted earnings per common share       11,256       11,223       11,234       11,220
                                                              =======      =======      =======      =======

(5) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, FTB and the Financial Services Group. As stated in Note 1, during 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company restated segment results to reflect the merger and transfers for the 2002 periods presented. All of the revenue, expenses, assets and liabilities of PSB have been reallocated to the WCB and NBG segments. The reportable segment information is as follows:

                                                                                  June 30,       December 31,
(Dollars in thousands)                                                              2003             2002
                                                                                -----------      ------------
Assets
     WCB                                                                        $   707,802      $   674,755
     NBG                                                                            759,281          721,090
     BNB                                                                            499,330          495,055
     FTB                                                                            218,029          203,382
     Financial Services Group                                                         4,783            5,052
                                                                                -----------      -----------
         Total segment assets                                                     2,189,225        2,099,334

     Parent and eliminations, net                                                     5,098            5,700
                                                                                -----------      -----------

       Total assets                                                             $ 2,194,323      $ 2,105,034
                                                                                ===========      ===========

                                                   Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                -------------------------       ----------------------------

(Dollars in thousands)                            2003            2002             2003              2002
                                                ---------       ---------       -----------      -----------
Net interest income
     WCB                                        $   7,069       $   7,165       $    14,096      $    14,184
     NBG                                            6,512           6,705            12,985           13,172
     BNB                                            3,904           3,433             7,698            6,529
     FTB                                            2,138           2,144             4,123            4,096
     Financial Services Group                          --              --                --               --
                                                ---------       ---------       -----------      -----------
         Total segment net interest income         19,623          19,447            38,902           37,981

     Parent and eliminations, net                    (430)           (461)             (868)            (918)
                                                ---------       ---------       -----------      -----------

         Total net interest income              $  19,193       $  18,986       $    38,034      $    37,063
                                                =========       =========       ===========      ===========

Net income

     WCB                                        $   2,364       $   2,613       $     4,922      $     5,256
     NBG                                              332           2,514               524            5,167
     BNB                                              302           1,225             1,632            2,246
     FTB                                              714             735             1,377            1,405
     Financial Services Group                         (91)             21              (196)              59
                                                ---------       ---------       -----------      -----------
         Total segment net income                   3,621           7,108             8,259           14,133

     Parent and eliminations, net                      29            (465)             (313)            (833)
                                                ---------       ---------       -----------      -----------

         Total net income                       $   3,650       $   6,643       $     7,946      $    13,300
                                                =========       =========       ===========      ===========

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the Notes to Unaudited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of December 31, 2002, dated March 14, 2003, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require subjective or complex judgments important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

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

SELECTED FINANCIAL DATA

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                          At or For the Six Months Ended June 30,
                                                                          ---------------------------------------
                                                                     2003            2002        $ Change    % Change
                                                                     ----            ----        --------    --------
Per common share data:
  Net income - basic                                                   $0.65           $1.14      $(0.49)      (43)%
  Net income - diluted                                                 $0.64           $1.12      $(0.48)      (43)%
  Cash dividends declared                                              $0.32           $0.27       $0.05        19%
  Book value                                                          $15.17          $13.23       $1.94        15%
Common shares outstanding:
  Weighted average shares - basic                                 11,133,222      11,040,619
  Weighted average shares - diluted                               11,234,187      11,220,279
  Period end                                                      11,156,017      11,090,881
Performance ratios, annualized:
  Return on average assets                                              0.74%           1.41%
  Return on average common equity                                       8.75%          18.32%
  Common dividend payout ratio                                         49.23%          23.68%
  Net interest margin (tax-equivalent)                                  4.00%           4.46%
  Efficiency ratio *                                                   56.15%          49.89%
Asset quality ratios:
    Nonperforming loans to total loans                                  3.65%           0.87%
    Nonperforming assets to total loans and other real estate           3.70%           0.99%
    Net loan charge-offs to average loans                               0.56%           0.22%
    Allowance for loan losses to total loans                            1.93%           1.62%
    Allowance for loan losses to nonperforming loans                      53%            187%
Capital ratios:
  Average common equity to average total assets                         7.71%           7.18%
  Leverage ratio                                                        6.83%           7.05%
  Tier 1 risk based capital ratio                                       9.77%          10.16%
  Risk-based capital ratio                                             11.03%          11.42%

* Efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of available for sale securities.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition

The following table provides selected information regarding the composition of the Company's loan portfolio at the dates indicated.

                                      June 30,               December 31,
(Dollars in thousands)                  2003                     2002
                               ----------------------   -----------------------
Commercial                     $   264,885       19.3%  $   262,630        19.9%
Commercial real estate             356,352       26.0       332,134        25.1
Agricultural                       244,771       17.9       233,769        17.7
Residential real estate            261,674       19.1       251,898        19.1
Consumer and home equity           242,971       17.7       241,461        18.2
                               -----------      -----   -----------        ----
     Total loans gross           1,370,653      100.0     1,321,892       100.0

Allowance for loan losses          (26,518)                 (21,660)
                               -----------              -----------

     Total loans, net          $ 1,344,135              $ 1,300,232
                               ===========              ===========

Total gross loans increased $49 million to $1.371 billion at June 30, 2003 from $1.322 billion at December 31, 2002. Commercial real estate loans increased $24 million to $356 million or 26.0% of the portfolio at June 30, 2003 from $332 million or 25.1% at December 31, 2002. Agricultural loans increased $11 million, to $245 million at June 30, 2003 from $234 million at December 31, 2002. Included in agricultural loans were $121 million in loans to dairy farmers, or 8.8% of the portfolio at June 30, 2003 compared to $119 million or 9.0% of the portfolio at December 31, 2002. The residential real estate portfolio includes loans held for sale totaling $9,975,000 and $6,971,000 at June 30, 2003 and December 31, 2002, respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets at June 30, 2003 were $50.7 million compared to $38.4 million at December 31, 2002. The increase in nonperforming loans includes an increase of $5.7 million in commercial loans, $2.2 million in commercial mortgage loans and $4.6 million in agricultural loans. The increase in nonaccrual agricultural loans relates to an extended period of low milk prices in the dairy industry that has adversely affected the borrowers' cash flow. More recently there has been favorable upward movement in milk prices. The increase in commercial and commercial mortgage nonaccrual loans relates to general continued weak economic conditions and the overextended positions of the borrowers. Over the past few quarters the Company has committed additional resources toward management of the Company's nonperforming assets and strengthening the credit administration function.

The following table provides information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

                                                                     June 30,    December 31,
(Dollars in thousands)                                                2003           2002
                                                                     --------    ------------
Nonaccruing loans (1)
Commercial                                                           $19,420       $12,760
Commercial real estate                                                10,753         8,407
Agricultural                                                          13,261         8,739
Residential real estate                                                1,583         1,065
Consumer and home equity                                                 748           915
                                                                     -------       -------
     Total nonaccruing loans                                          45,765        31,886

Restructured loans                                                     3,076         4,129

Accruing loans 90 days or more delinquent                              1,195         1,091
                                                                     -------       -------

Total nonperforming loans                                             50,036        37,106

Other real estate owned                                                  640         1,251
                                                                     -------       -------

Total nonperforming assets                                           $50,676       $38,357
                                                                     =======       =======

Total nonperforming loans to total loans                                3.65%         2.81%

Total nonperforming assets to total loans and other real estate         3.70%         2.90%

(1) Loans are placed on nonaccrual status when they become 90 days or more past due or if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The recorded investment in loans that are considered to be impaired totaled $27,759,000 and $24,626,000 at June 30, 2003 and December 31, 2002,
respectively. The allowance for loan losses related to impaired loans amounted to $5,972,000 and $4,462,000 at June 30, 2003 and December 31, 2002,
respectively. Interest income recognized on impaired loans, while such loans were impaired, during the six-months ended June 30, 2003 and 2002 was approximately $69,000 and $139,000, respectively.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the amount of probable credit losses in the loan portfolio. Periodic, systematic reviews of each banks' portfolios are performed to identify losses. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses in each loan category based on the results of this detailed review. The process used by the Company to determine the appropriate overall allowance for loan losses is based on this analysis.

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                    June 30,
                                                                 ---------------------       ---------------------
(Dollars in thousands)                                             2003          2002          2003         2002
                                                                 -------       -------       -------       -------
Balance at beginning of period                                   $23,434       $19,483       $21,660       $19,074

Addition as a result of acquisition                                   --           174            --           174

Charge-offs:
     Commercial                                                    1,248           528         2,499           755
     Commercial real estate                                          883            47           907           191
     Agricultural                                                     13            --            27            29
     Residential real estate                                          49             6            72            35
     Consumer and home equity                                        418           371           755           675
                                                                 -------       -------       -------       -------
         Total charge-offs                                         2,611           952         4,260         1,685
Recoveries:
     Commercial                                                      315            10           357            19
     Commercial real estate                                            6            68            11            71
     Agricultural                                                      1             5             3            36
     Residential real estate                                           1            54             8            54
     Consumer and home equity                                         61            98           130           190
                                                                 -------       -------       -------       -------
         Total recoveries                                            384           235           509           370
                                                                 -------       -------       -------       -------
Net charge-offs                                                    2,227           717         3,751         1,315
Provision for loan losses                                          5,311         1,181         8,609         2,188
                                                                 -------       -------       -------       -------

Balance at end of period                                         $26,518       $20,121       $26,518       $20,121
                                                                 =======       =======       =======       =======

Ratio of net loan charge-offs to average loans (annualized)         0.66%         0.24%         0.56%         0.22%

Ratio of allowance for loan losses to total loans                   1.93%         1.62%         1.93%         1.62%

Ratio of allowance for loan losses to nonperforming loans             53%          187%           53%          187%

Net loan charge-offs were $3.8 million for the first six months of 2003 or 0.56% (annualized) of average loans compared to $1.3 million or 0.22% of average loans in the same period last year. The increase in loan charge-offs is attributed to $1.2 million of commercial loan charge-offs at NBG and $844,000 of commercial mortgage charge-offs at BNB during the first six months of 2003. Provision for loan losses amounted to $8.6 million for the first six months of 2003 and reflects the increased amount of net loan charge-offs, higher levels of specific allocations associated with impaired loans, and higher allowances on pools of homogeneous loans. The higher allowance on pooled homogeneous loans is indicative of an increasing historical charge-off ratio as well as increased levels of classified loans. The ratio of the allowance for loan losses to nonperforming loans was 53% at June 30, 2003, compared to 58% at December 31, 2002. The ratio of the allowance for loan losses to total loans increased to 1.93% at June 30, 2003, compared to 1.64% at December 31, 2002.

Investing Activities

U.S. Treasury and Agency Securities

At June 30, 2003, the U.S. Treasury and Agency securities portfolio totaled $104.5 million, all of which was classified as available for sale. The portfolio was comprised entirely of U. S. federal agency securities, which were predominately callable securities. These callable securities provide higher yields than similar securities without call features. At December 31, 2002, the U.S. Treasury and Agency securities portfolio totaled $120.6 million, all of which was classified as available for sale. The portfolio consisted of $1.0 million in U. S. Treasury securities and $119.6 million in U. S. federal agency securities.

State and Municipal Obligations

At June 30, 2003, the portfolio of state and municipal obligations totaled $233.3 million, of which $188.1 million was classified as available for sale. At that date, $45.2 million was classified as held to maturity, with a fair value of $46.7 million. At December 31, 2002, the portfolio of state and municipal obligations totaled $222.0 million, of which $174.9 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million. Over the past few years, the growth in this portfolio can be attributed to the Company's efforts to expand municipal banking relationships, which includes both deposit activities and investing in obligations issued by those municipalities.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $235.7 million and $283.5 million at June 30, 2003 and December 31, 2002, respectively. The portfolio was comprised of $139.7 million of mortgage-backed pass-through securities, $85.0 million of collateralized mortgage obligations (CMOs) and $11.0 million of other asset-backed securities at June 30, 2003. The mortgage backed pass-through securities were predominantly agency issued debt (FNMA, FHLMC, or GNMA). Over 75% of the agency mortgage-backed pass-through securities were in fixed rate securities that were predominately formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2002 the portfolio consisted of $193.4 million of mortgage-backed pass-through securities and $90.1 million of CMOs. The mortgage-backed portfolio at December 31, 2002 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio. During the first six months of 2003, the low interest rate environment has led to significant refinance activity and high prepayments of mortgage-backed securities. These increased prepayments have led to a decline in the Company's mortgage-backed security portfolio.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $12.2 million and $13.9 million at June 30, 2003 and December 31, 2002, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

Equity Securities

At June 30, 2003 and December 31, 2002, available for sale equity securities totaled $8.9 million and $3.9 million, respectively. This portfolio is primarily comprised of FHLMC preferred stock, but also includes some corporate equity securities owned by the holding company.

Funding Activities

Deposits

The banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.584 billion or 86.7% of total deposits of $1.826 billion at June 30, 2003 compared to core deposits of $1.507 billion or 88.2% of total deposits of $1.709 billion at December 31, 2002. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $381.5 million at June 30, 2003 compared to $361.2 million at December 31, 2002. The increase is a reflection of the Company's efforts to expense its municipal banking relationships. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $242.5 million and $201.8 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $93.6 million and $71.6 million, respectively.

Non-Deposit Sources of Funds

The Company's most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $109.8 million and $112.8 million as of June 30, 2003 and December 31, 2002, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2009. The Company had approximately $20.4 million of immediate credit available under lines of credit with the FHLB at June 30, 2003, collateralized by FHLB stock and real estate mortgage loans. The Company also has lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against the Farmer Mac lines as of June 30, 2003. The Company also utilizes securities sold under agreements to repurchase as a source of funds. The short-term repurchase agreements amounted to $26.9 million and $60.7 million as of June 30, 2003 and December 31, 2002, respectively.

During 2001 FISI Statutory Trust I (the "Trust") was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of June 30, 2003, all of the capital securities qualified as Tier I capital under regulatory definitions. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income.

Equity Activities

Total shareholders' equity totaled $186.3 million at June 30, 2003, an increase of $8.0 million from $178.3 million at December 31, 2002. Retained earnings increased to $135.0 million at June 30, 2003, accounting for $3.6 million of the increase in shareholders' equity from year-end. Stockholders' equity was also positively impacted by a $3.2 million increase in accumulated other comprehensive income attributed to unrealized gain on available for sale securities.

RESULTS OF OPERATIONS

Average Balance Sheets

The tables on the following pages set forth certain information relating to the Company's consolidated statements of financial condition and reflect the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods presented. Dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, derived the yields and rates. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccruing loan balances are included in the yield calculations in these tables.

                                                                             For The Three Months Ended June 30,
                                                                             -----------------------------------
                                                                         2003                                   2002
                                                                         ----                                   ----

                                                            Average    Interest   Annualized     Average      Interest   Annualized
                                                          Outstanding   Earned/     Yield/     Outstanding     Earned/     Yield/
(Dollars in thousands)                                      Balance      Paid        Rate        Balance        Paid        Rate
                                                            -------      ----        ----        -------        ----        ----
Interest-earning assets:
Federal funds sold and interest-bearing deposits          $   40,587    $   123      1.22%      $   42,653     $   187      1.76%
Investment securities (1):
   Taxable                                                   413,618      4,349      4.20%         374,085       5,109      5.46%
   Non-taxable                                               233,765      3,256      5.57%         208,202       3,292      6.32%
                                                          ----------    -------    ------       ----------     -------    ------
      Total investment securities                            647,383      7,605      4.70%         582,287       8,401      5.77%
Loans (2):
   Commercial and agricultural                               859,120     13,076      6.10%         752,234      13,184      7.03%
   Residential real estate                                   259,781      4,802      7.39%         229,443       4,697      8.19%
   Consumer and home equity                                  240,410      4,298      7.17%         229,805       4,609      8.04%
                                                          ----------    -------    ------       ----------     -------    ------
      Total loans                                          1,359,311     22,176      6.54%       1,211,482      22,490      7.44%
                                                          ----------    -------    ------       ----------     -------    ------
        Total interest-earning assets                      2,047,281     29,904      5.85%       1,836,422      31,078      6.78%
                                                          ----------    -------    ------       ----------     -------    ------
Allowance for loans losses                                   (23,818)                              (19,879)
Other non-interest earning assets                            155,548                               147,338
                                                          ----------                            ----------
          Total assets                                    $2,179,011                            $1,963,881
                                                          ==========                            ==========

Interest-bearing liabilities:
Interest-bearing checking                                    384,359        953      0.99%         364,355       1,381      1.52%
Savings and money market                                     419,837      1,126      1.08%         366,501       1,515      1.66%
Certificates of deposit                                      766,729      5,804      3.04%         647,363       6,143      3.81%
Borrowed funds                                               147,011      1,269      3.46%         179,773       1,482      3.31%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures               16,200        419     10.37%          16,200         419     10.37%
                                                          ----------    -------    ------       ----------     -------    ------
        Total interest-bearing liabilities                 1,734,136      9,571      2.21%       1,574,192      10,940      2.79%
                                                          ----------    -------    ------       ----------     -------    ------
Non-interest bearing demand deposits                         236,221                               212,738
Other non-interest-bearing liabilities                        22,940                                18,179
                                                          ----------                            ----------
        Total liabilities                                  1,993,297                             1,805,109
Shareholders' equity (3)                                     185,714                               158,772
                                                          ----------                            ----------
          Total liabilities and shareholders' equity      $2,179,011                            $1,963,881
                                                          ==========                            ==========

Net interest income - tax equivalent                                     20,333                                 20,138
   Less: tax equivalent adjustment                                        1,140                                  1,152
                                                                        -------                                -------
Net interest income                                                     $19,193                                $18,986
                                                                        =======                                =======

Net interest rate spread                                                             3.64%                                  3.99%
                                                                                   ======                                 ======
Net earning assets                                        $  313,145                            $  262,230
                                                          ==========                            ==========

Net interest margin (4)                                                              3.98%                                  4.39%
                                                                                   ======                                 ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                            118.06%                                116.66%
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

(4) The net interest margin is equal to net interest income divided by average interest-earning assets and is presented on an annualized basis.

                                                                              For The Six Months Ended June 30,
                                                                              ---------------------------------
                                                                           2003                                 2002
                                                                           ----                                 ----

                                                            Average     Interest    Annualized      Average   Interest    Annualized
                                                          Outstanding    Earned/      Yield/     Outstanding   Earned/      Yield/
(Dollars in thousands)                                      Balance       Paid         Rate         Balance     Paid         Rate
                                                            -------       ----         ----         -------     ----         ----
Interest-earning assets:
Federal funds sold and interest-bearing deposits          $   36,877    $   226        1.24%     $   35,173   $   306       1.75%
Investment securities (1):
   Taxable                                                   414,003      8,909        4.31%        338,556     9,367       5.54%
   Non-taxable                                               229,795      6,505        5.66%        206,993     6,583       6.36%
                                                          ----------    -------      ------      ----------   -------     ------
      Total investment securities                            643,798     15,414        4.79%        545,549    15,950       5.85%
Loans (2):
   Commercial and agricultural                               848,570     25,807        6.13%        730,114    25,641       7.08%
   Residential real estate                                   256,113      9,415        7.35%        231,716     9,597       8.28%
   Consumer and home equity                                  240,049      8,706        7.31%        229,845     9,297       8.16%
                                                          ----------    -------      ------      ----------   -------     ------
      Total loans                                          1,344,732     43,928        6.57%      1,191,675    44,535       7.52%
                                                          ----------    -------      ------      ----------   -------     ------
        Total interest-earning assets                      2,025,407     59,568        5.91%      1,772,397    60,791       6.89%
                                                          ----------    -------      ------      ----------   -------     ------
Allowance for loans losses                                   (22,896)                               (19,584)
Other non-interest earning assets                            154,549                                145,292
                                                          ----------                             ----------
          Total assets                                    $2,157,060                             $1,898,105
                                                          ==========                             ==========

Interest-bearing liabilities
Interest-bearing checking                                    386,579      2,011        1.05%        337,232     2,498       1.49%
Savings and money market                                     415,088      2,391        1.16%        349,495     2,842       1.64%
Certificates of deposit                                      745,664     11,397        3.08%        635,598    12,357       3.92%
Borrowed funds                                               154,837      2,620        3.41%        173,058     2,889       3.37%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures               16,200        838       10.43%         16,200       838      10.43%
                                                          ----------    -------      ------      ----------   -------     ------
        Total interest-bearing liabilities                 1,718,368     19,257        2.26%      1,511,583    21,424       2.86%
                                                          ----------    -------      ------      ----------   -------     ------
Non-interest bearing demand deposits                         232,379                                210,647
Other non-interest-bearing liabilities                        22,714                                 19,931
                                                          ----------                             ----------
        Total liabilities                                  1,973,461                              1,742,161
Shareholders' equity (3)                                     183,599                                155,944
                                                          ----------                             ----------
          Total liabilities and shareholders' equity      $2,157,060                             $1,898,105
                                                          ==========                             ==========

Net interest income - tax equivalent                                     40,311                                39,367
   Less: tax equivalent adjustment                                        2,277                                 2,304
                                                                        -------                               -------
Net interest income                                                     $38,034                               $37,063
                                                                        =======                               =======

Net interest rate spread                                                               3.65%                                4.03%
                                                                                     ======                               ======

Net earning assets                                        $  307,039                             $  260,814
                                                          ==========                             ==========

Net interest margin (4)                                                                4.00%                                4.46%
                                                                                     ======                               ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                              117.87%                              117.25%
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

Net Interest Income

Net interest income, the principal source of the Company's earnings, increased 1% in the second quarter of 2003 to $19.2 million compared to $19.0 million in the second quarter of 2002. Net interest margin was 3.98% for the second quarter of 2003 a drop of 41 basis points from the 4.39% level for the same period last year. Growth in average earning assets of $210.9 million, or 11%, offset the fall in net interest margin and produced the increased revenue. The growth in average earning assets reflects average increases of $65.1 million, or 11%, in the Company's investment portfolio and $147.8 million, or 12%, in loans.

For the six months ended June 30, 2003, net interest income increased 3% to $38.0 million compared to $37.1 million for the same period in 2002. In 2003 six-month average earning assets grew 14%, or $253.0 million, from the same period last year, while net interest margin decreased to 4.00% from 4.46% for these same periods.

Net interest margin has declined over the past year, as market interest rates have fallen to historically low levels. The trend of net interest margin compression has developed from yields on incremental asset growth being low relative to funding costs in this period of low interest rates. The increase in nonaccrual loans has also contributed to the decline in net interest margin in the most recent quarters.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2003 totaled $5.3 million, which represents an increase of $4.1 million over the $1.2 million provision for loan losses for the second quarter of 2002. For the first six months of 2003, the provision for loan losses totaled $8.6 million compared to $2.2 for the same period last year.

The increased provision for loan losses in 2003 is a reflection of higher loan charge-offs, increased specific reserve allocations on impaired loans, decline in asset quality and the extended soft economy and its affects on the Company's analysis of the allowance for loan losses. See discussion of the "Analysis of the Allowance for Loan Losses. Noninterest Income Noninterest income increased 19% in the second quarter of 2003 to $6.2 million from $5.2 million for the second quarter of 2002. For the first six months of 2003, noninterest income totaled $12.3 million, an increase of 21% over the same period last year.

Growth in deposits and related activity resulted in service charges on deposits increasing $492,000 to $5.4 million for the six months ending June 30, 2003 compared to $4.9 million for the same period a year ago. Mortgage banking activities, which include gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization of mortgage servicing rights, accounted for $519,000 of the year-to-date increase. The increase in mortgage banking revenues corresponds with the increase in residential mortgage refinance activity resulting from the historically low interest rate environment. The Company sells most newly originated and refinanced mortgage loans in the secondary market.

Noninterest Expense

Noninterest expense for the second quarter of 2003 totaled $14.9 million compared with $13.1 million for the second quarter of 2002. For the six months ended June 30, 2003, noninterest expense was $30.5 million, an increase of $5.3 million over $25.2 million for the prior year.

Salaries and benefits have increased $2.5 million for year-to-date 2003, primarily as a result of additional staffing associated with the Company's new branch offices and the expansion of the credit administration department. The first quarter of 2003 also included $674,000 of former management separation costs. Occupancy and equipment costs have increased $531,000 during the six months ended June 30, 2003 due to the additional branches and expansion of the Company's technology platform.

Additional items affecting noninterest expense during the six months ended June 30, 2003 include an impairment charge of $489,000 for a partnership investment, professional services amounting to

$232,000 related to organizational governance and credit administration issues at NBG, and a $538,000 write-down of a parcel of other real estate owned.

These additional expenses, coupled with a slowing of revenue growth, are the principal factors increasing the Company's year-to-date efficiency ratio for 2003 to 56.15%, compared to 49.89% for the same period a year ago. During 2002, offices were opened in six new locations. During the first half of 2003, one additional branch was added and there are plans to open two more during the second half of 2003. As the Company invests in the future, the costs associated with expansion and the related support structure have contributed to a higher efficiency ratio. Management expects improvement in operating measures as the new offices develop and credit-related costs decline as problem loans are worked out.

Income Tax Expense

The provision for income taxes, which provides for Federal and New York State income taxes, amounted to $1.4 million and $3.2 million for the second quarter of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the provision for income taxes totaled $3.2 million and $6.5 million, respectively. While the decrease corresponds generally to the decreased levels of taxable income, the effective tax rate for year-to-date 2003 decreased to 28.8%, compared to 32.7% for year-to-date 2002, primarily as a result of an increase in holdings of tax-exempt securities.

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

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, core deposits, and wholesale funds. The strength of the subsidiary bank's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources, including credit lines with the other banking institutions, the FHLB, Farmer Mac, and the Federal Reserve Bank.

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

In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2003 letters of credit totaling $14.0 million and unused loan commitments of $340.7 million were contractually available. Comparable amounts for these commitments at December 31, 2002 were $13.4 million and $316.6 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as certain of the commitments are expected to expire without funding.

The Company's cash and cash equivalents were $141.8 million at June 30, 2003, an increase of $93.4 million from the balance of $48.4 million at December 31, 2002. The primary factors leading to the increase in cash during the first six months of 2003 were the increase in deposits and decrease in securities, offset by an increase in net loans and decrease in borrowings.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company's Tier 1 leverage ratio was 6.83% and 6.96% at June 30, 2003 and December 31, 2002, respectively, well-above minimum regulatory capital requirements. Total Tier 1 capital of $144.9 million at June 30, 2002 increased $5.3 million from $139.6 million at December 31, 2002. The increase in Tier 1 capital relates primarily to the increase of $3.6 million in retained earnings resulting from the Company's first quarter 2003 earnings net of dividend payouts.

The Company's total risk-weighted capital ratio was 11.03% at June 30, 2003, comparable to 11.08% at and December 31, 2002, both well-above minimum regulatory capital requirements. Total risk-based capital was $163.5 million at June 30, 2003, an increase of $6.1 million from $157.4 million at December 31, 2002.

Other Matters

The Company disclosed in its 2003 Annual Report on Form 10-K that the OCC began Safety & Soundness Examinations at NBG and BNB in early January 2003 and that management was undertaking significant remedial measures in credit administration, compliance and organizational structure to address the issues identified in those examinations.

On April 30, 2003, at examination exit meetings with the senior managements of NBG and BNB, the OCC outlined proposed findings and provided a written summary of issues requiring attention in the areas of regulatory compliance, credit risk management and internal controls.

On August 13, 2003 the OCC delivered its Report of Examination with respect to each of NBG and BNB for the period ended September 30, 2002 (each an "ROE" and collectively the "ROEs") to the Boards of Directors of NBG and BNB. The NBG ROE was based on financial information as of September 30, 2002, updated to December 31, 2002, where possible, and the BNB ROE was based on financial information as of September 30, 2002, updated to March 31, 2003, where possible.

The ROEs conclude that both NBG and BNB require improvement in board and management supervision and have less than satisfactory asset quality, although, in the case of both banks, the ROEs concluded that the allowance for loan and lease losses is adequate. The ROEs also found that in both banks, capital is strained, although earnings are satisfactory and liquidity is adequate. Regulatory violations were identified at both banks, including in the case of NBG, violations of affiliate transaction regulations, Regulation O (extensions of credit to insiders), applicable real estate lending and appraisal regulations, and call report inaccuracies. In the case of BNB, a violation was identified as a result of dividend payments following the acquisition of BNB in 2001. All of the regulatory violations identified have either already been corrected or are in the process of being corrected by management of the banks. As a consequence of these findings, both ROEs state the banks will lose their "well managed" status and "satisfactory" composite ratings, and that enforcement actions are being recommended for both banks. In the case of NBG, the OCC has indicated that it is considering whether to impose civil money penalties ("CMPs"), and that a decision will be made within the next month.

Also on August 13, 2003 the OCC initiated enforcement actions against both banks by delivering drafts of proposed formal agreements to the Boards of NBG and BNB (each an "Agreement" and collectively the "Agreements"). Each of the Agreements, if entered into by the directors of the banks, would require the banks, among other things, to: appoint a Compliance Committee of the Board; develop, implement and ensure compliance with a written plan outlining actions to be taken to address regulatory recommendations set forth in each ROE; review and assess the capabilities of management; develop and implement a three year capital plan that requires Tier 1 Leverage Capital equal to at least 8% of risk-weighted assets, Tier 1 Risk Based Capital equal to at least 10%, and Total Risk Based Capital equal to at least 12%; develop various policies and programs to reduce credit risk and identify problem loans, including revised written loan policies, written policies and procedures governing supervision and control of nonaccrual loans, ensuring that proper collateral documentation is maintained on all loans and reviewing the adequacy of the Allowance for Loan Losses. The Agreements would also require NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C. Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller.

The NBG Agreement would also require the Board to adopt, implement and ensure adherence to a written policy on extensions of overdraft credit and limit the circumstances under which NBG would be permitted to directly or indirectly extend credit to its affiliates, or transfer assets between NBG and its affiliates, and would require the bank to engage an independent appraiser to provide written or updated real property collateral appraisals where required. The BNB Agreement would also require its Board of Directors to adopt, implement and ensure adherence to a written action plan outlining proposed corrective action addressing each item recommended in the pre-existing Matters Requiring Attention (MRA) pertaining to Interest Rate Risk Measurement and Monitoring Systems. The Agreements are under review by the Boards of Directors of NBG and BNB, and the OCC has requested the Boards to forward comments and be prepared to sign agreements in substantially this form by August 28, 2003.

The banks are important sources of funds to the Company and, if they are unable, or limited in their ability, to pay dividends to the Company, that would adversely affect the Company's ability to pay dividends to its shareholders.

Formal OCC enforcement actions, once entered into, are made public by the OCC and, together with any CMPs that may be assessed, could have adverse effects on NBG and BNB, such as making it more difficult for them to attract and retain qualified directors, making them ineligible to accept brokered deposits without FDIC approval, increasing their expenses associated with complying with the ROEs' recommendations and damaging their reputations. These actions also could have adverse effects on the Company, including without limitation reducing its access to capital, reducing its liquidity and damaging its reputation. Because the OCC reports conclude that NBG and BNB are not entitled to "well-managed" and "well-capitalized" status, the Company may lose its financial holding company
(FHC) status under the Bank Holding Company Act, which would mean that until the banks have corrected the conditions that resulted in the loss of their "well managed" status, the Company may not engage in any additional financial activities other than those authorized for bank holding companies which do not have FHC status, without prior written approval of the Federal Reserve Board.

The Company is evaluating the implications of the loss of the banks' "well-managed" and "well-capitalized" status and any consequences that may flow from that change in status.

The findings in the ROEs are consistent with discussions the Company has had with the OCC and the disclosures in its 2002 Annual Report on Form 10K and Quarterly Report March 31, 2003 on Form 10Q. The ROEs did not identify any nonperforming assets that were not disclosed in the Company's Quarterly Report March 31, 2003 on Form 10Q or contained in the Company's Second Quarter 2003 earnings press release July 22, 2003. To address the issues noted the Company and the banks have taken the following actions to date:

o     The Board of NBG has appointed a new President and new Senior Lender.

o     The Board of BNB has created and filled a new Senior Lender position.

o The Company has engaged a new external loan review firm and revised the scope of the engagement.

o In September 2002 the Company created and filled a new Senior Credit administration position at the holding company level.

o In the first quarter of 2003 the Company created and filled a new Senior Credit Risk Management position and credit analysis function at the holding company level that supports the loan underwriting process.

o In the first half of 2003 the Company created and filled positions of a new loan workout department at the holding company level to manage all classified credits.

o The Company has revised its lending policy in the areas of approval authorities, insider lending, transactions with affiliates, real estate appraisals, review of the allowance for loan losses, and terms and collateral on selected classes of credit.

o To enhance capital levels NBG has not paid a dividend in 2003 and the Company contributed an additional $1,000,000 in capital. At June 30, 2003 NBG had a tier 1 capital ratio of 6.65% and a total risk based capital ratio of 10.16%.

o To enhance capital levels BNB has not paid a dividend since its first quarter 2003 dividend. At June 30, 2003 BNB had a tier 1 leverage ratio of 5.65% and a total risk based capital ratio of 10.87%.

o BNB has instituted new procedures to test the validity of assumptions made in its interest rate risk measuring and monitoring systems.

Following the review and finalization of the formal agreements by the Boards of NBG and BNB, the Company will work closely with bank management and the OCC to ensure compliance and will utilize these agreements as a basis for strengthening the management and capital structure of the banks.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Changes in Securities

      (c) On October 22, 2001 the Company acquired the Burke Group, Inc. ("BGI"). BGI's shareholders received cash and shares of the Company's Common Stock which were not registered under the Securities Act of 1933 in reliance upon the exemption provided in
            Section 4(2) of the Act. On April 1, 2003 the Company issued an additional 62,387 shares of its Common Stock to BGI's former shareholders based on BGI's achievement of performance criteria for the period ending December 31, 2002 also in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held May 7, 2003, shareholders elected the directors listed below for a term of three years. The voting results were as follows:

                                                      Number of Votes
                                                      ---------------
                                                                                    Broker
Nominee                          For            Withheld           Abstain         Non-Votes
-------                          ---            --------           -------         ---------
Bryan G. vonHahmann            8,743,925         405,052             --               --
John R. Tyler, Jr.             8,713,088         435,889             --               --
James H. Wyckoff               8,415,255         733,722             --               --
James E. Stitt                 8,739,425         409,552             --               --

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

            Exhibit 11.1      Computation of Per Share Earnings*

            Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 4 to the consolidated financial statements in this report.

(b)   Reports on Form 8-K.

            Pursuant to Regulation FD under item 9, the Company filed a Form 8-K on April 17, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003                           FINANCIAL INSTITUTIONS, INC.

Date                                          Signatures
----                                          ----------


August 14, 2003                               /s/ Peter G. Humphrey
                                              ----------------------------------
                                              Peter G. Humphrey
                                              President, Chief Executive Officer
                                              (Principal Executive Officer),
                                              Chairman of the Board and Director


August 14, 2003                               /s/ Ronald A. Miller
                                              ----------------------------------
                                              Ronald A. Miller
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (Principal Accounting Officer)