Form 10-Q
period 2003-09-30
FINANCIAL INSTITUTIONS INC
filed 2003-11-13
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                      OUTSTANDING AT NOVEMBER 7, 2003
                   -----                      -------------------------------
        Common Stock, $0.01 par value                  11,166,517 shares

                          FINANCIAL INSTITUTIONS, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of
          September 30, 2003 and December 31, 2002                             3

        Consolidated Statements of Income for the three months and
          nine months ended September 30, 2003 and 2002                        4

        Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2003 and 2002                                          5

        Consolidated Statement of Changes in Shareholders' Equity and
          Comprehensive Income for the nine months ended
          September 30, 2003                                                   6

        Notes to Unaudited Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               12

Item 3. Quantitative and Qualitative Disclosures about Market Risk            25

Item 4. Controls and Procedures                                               26

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      26

SIGNATURES

EXHIBITS

Item 1. Financial Statements (Unaudited)

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                          September 30,     December 31,
(Dollars in thousands, except per share amounts)                               2003             2002
                                                                          -------------    -------------
Assets

Cash, due from banks and interest-bearing deposits                        $      66,653    $      48,429
Federal funds sold                                                               53,228               --
Securities available for sale, at fair value                                    558,371          596,862
Securities held to maturity (fair value of $46,531 and $48,089 at
     September 30, 2003 and December 31, 2002, respectively)                     45,424           47,125
Loans, net                                                                    1,344,403        1,300,232
Premises and equipment, net                                                      33,152           27,254
Goodwill                                                                         40,621           40,593
Other assets                                                                     44,498           44,539
                                                                          -------------    -------------

       Total assets                                                       $   2,186,350    $   2,105,034
                                                                          =============    =============

Liabilities And Shareholders' Equity

Liabilities:
Deposits:
     Demand                                                               $     263,433    $     240,755
     Savings, money market and interest-bearing checking                        826,114          779,772
     Certificates of deposit                                                    738,379          687,996
                                                                          -------------    -------------
       Total deposits                                                         1,827,926        1,708,523

Short-term borrowings                                                            70,392           87,189
Long-term borrowings                                                             68,606           92,090
Guaranteed preferred beneficial interests in corporation's
   junior subordinated debentures                                                16,200           16,200
Accrued expenses and other liabilities                                           20,489           22,738
                                                                          -------------    -------------

       Total liabilities                                                      2,003,613        1,926,740

Shareholders' equity:
3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding - 1,666 shares
     at September 30, 2003 and December 31, 2002                                    167              167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding - 175,683 shares
     at September 30, 2003 and 175,755 shares at December 31, 2002               17,568           17,575
Common stock, $ 0.01 par value, authorized 50,000,000 shares, issued
     11,303,533 shares at September 30, 2003 and December 31, 2002                  113              113
Additional paid-in capital                                                       20,916           19,728
Retained earnings                                                               136,852          131,320
Accumulated other comprehensive income                                            8,098           10,368
Treasury stock, at cost - 141,324 shares at September 30, 2003 and
     199,719 shares at December 31, 2002                                           (977)            (977)
                                                                          -------------    -------------

       Total shareholders' equity                                               182,737          178,294
                                                                          -------------    -------------

       Total liabilities and shareholders' equity                         $   2,186,350    $   2,105,034
                                                                          =============    =============

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                     -------------------   -------------------

(Dollars in thousands, except per share amounts)       2003       2002       2003       2002
                                                     --------   --------   --------   --------
Interest income:
     Loans                                           $ 21,628   $ 23,078   $ 65,556   $ 67,613
     Securities                                         5,511      7,194     18,648     20,840
     Other                                                171         71        397        377
                                                     --------   --------   --------   --------

         Total interest income                         27,310     30,343     84,601     88,830
                                                     --------   --------   --------   --------

Interest expense:
     Deposits                                           7,144      8,932     22,943     26,629
     Borrowings                                         1,205      1,457      3,826      4,347
     Guaranteed preferred beneficial interests in
       Company's junior subordinated debentures           421        421      1,258      1,258
                                                     --------   --------   --------   --------

         Total interest expense                         8,770     10,810     28,027     32,234
                                                     --------   --------   --------   --------

Net interest income                                    18,540     19,533     56,574     56,596

Provision for loan losses                               5,590      1,452     14,199      3,640
                                                     --------   --------   --------   --------

         Net interest income after
              provision for loan losses                12,950     18,081     42,375     52,956
                                                     --------   --------   --------   --------

Noninterest income:
     Service charges on deposits                        2,973      2,803      8,399      7,737
     Financial services group fees and commissions      1,408      1,453      4,110      4,083
     Mortgage banking revenues                          1,113        439      2,849      1,656
     Net gain on securities transactions                  581        139      1,023         39
     Other                                                984        853      2,940      2,266
                                                     --------   --------   --------   --------

         Total noninterest income                       7,059      5,687     19,321     15,781
                                                     --------   --------   --------   --------

Noninterest expense:
     Salaries and employee benefits                     8,491      7,401     25,408     21,829
     Occupancy and equipment                            2,138      1,840      6,210      5,381
     Supplies and postage                                 578        569      1,838      1,704
     Amortization of intangible assets                    309        226        926        656
     Computer and data processing expense                 440        579      1,386      1,359
     Professional fees                                    398        459      1,458      1,157
     Other                                              2,542      2,344      8,193      6,525
                                                     --------   --------   --------   --------

         Total noninterest expense                     14,896     13,418     45,419     38,611
                                                     --------   --------   --------   --------

Income before income taxes                              5,113     10,350     16,277     30,126

Income taxes                                            1,058      3,466      4,276      9,941
                                                     --------   --------   --------   --------

Net income                                           $  4,055   $  6,884   $ 12,001   $ 20,185
                                                     ========   ========   ========   ========

Earnings per common share (note 4):
     Basic                                           $   0.33   $   0.59   $   0.98   $   1.72
     Diluted                                         $   0.33   $   0.58   $   0.97   $   1.70

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ------------------------

(Dollars in thousands)                                                 2003          2002
                                                                    ----------    ----------
Cash flows from operating activities:
     Net income                                                     $   12,001    $   20,185
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                   5,950         4,005
         Provision for loan losses                                      14,199         3,640
         Deferred income tax benefit                                    (2,286)         (564)
         Proceeds from sale of loans held for sale                     161,394        87,168
         Originations of loans held for sale                          (164,111)      (87,275)
         Net gain on securities transactions                            (1,023)          (39)
         Gain on sale of loans held for sale                            (2,228)       (1,028)
         (Gain) loss on sale of other assets                               (34)          133
         Minority interest in net income of subsidiaries                    26           166
         Decrease (increase) in other assets                             2,961           (92)
         Decrease in accrued expenses and other liabilities               (943)         (893)
                                                                    ----------    ----------
                  Net cash provided by operating activities             25,906        25,406

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                           (290,936)     (410,778)
         Held to maturity                                              (22,133)      (25,984)
     Proceeds from maturity and call of securities:
         Available for sale                                            234,080       261,988
         Held to maturity                                               23,778        36,689
     Proceeds from sale of available for sale securities                90,099        44,802
     Loan originations less principal payments                         (53,425)     (103,846)
     Proceeds from sales of premises and equipment                          76             5
     Purchase of premises and equipment                                 (8,496)       (3,197)
     Cash acquired in purchase of Bank of Avoca, net of cash paid           --         4,778
     Equity investment in Mercantile Adjustment Bureau, LLC                 --        (2,500)
                                                                    ----------    ----------
                  Net cash used in investing activities                (26,957)     (198,043)

Cash flows from financing activities:
     Net increase in deposits                                          119,403       199,560
     Net decrease in short-term borrowings                             (16,797)      (36,096)
     Proceeds from long-term borrowings                                  5,000        35,059
     Repayment of long-term borrowings                                 (28,484)         (291)
     Purchase of preferred and common shares                              (425)         (384)
     Issuance of preferred and common shares                               266           459
     Dividends paid                                                     (6,460)       (5,541)
                                                                    ----------    ----------
                  Net cash provided by financing activities             72,503       192,766
                                                                    ----------    ----------

Net increase in cash and cash equivalents                               71,452        20,129

Cash and cash equivalents at the beginning of the period                48,429        53,171
                                                                    ----------    ----------

Cash and cash equivalents at the end of the period                  $  119,881    $   73,300
                                                                    ==========    ==========

Supplemental information:
     Cash paid during period for:
       Interest                                                     $   27,711    $   34,493
       Income taxes                                                      6,267        11,226
     Noncash investing and financing activities:
       Fair value of noncash assets acquired in acquisitions        $       --    $   14,043
       Fair value of liabilities assumed in acquisitions                    --        17,322
       Issuance of common stock in Bank of Avoca acquisition                --         1,499
       Issuance of common stock for Burke Group, Inc. earnout            1,340           500

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                                Accumulated
                                                                                                                   Other
                                                        3%       8.48%                   Additional            Comprehensive
(Dollars in thousands,                              Preferred  Preferred     Common       Paid-in    Retained      Income
     except per share amounts)                        Stock      Stock       Stock        Capital    Earnings      (Loss)
                                                      -----      -----       -----        -------    --------      ------
Balance - December 31, 2002                         $     167  $  17,575   $     113     $  19,728   $ 131,320   $  10,368

Purchase 72 shares of preferred stock                      --         (7)         --            (1)         --          --

Purchase 22,000 shares of common stock                     --         --          --            --          --          --

Issue 2,440 shares of common stock-
     Director's retainer                                   --         --          --            34          --          --

Issue 15,568 shares of common stock -
     exercised stock options                               --         --          --           120          --          --

Issue 62,387 shares of common stock -
     Burke Group, Inc. contingent earnout                  --         --          --         1,035          --          --

Comprehensive income:

     Net income                                            --         --          --            --      12,001          --

     Unrealized loss on securities available
       for sale (net of tax of $(1,913))                   --         --          --            --          --      (2,885)

     Reclassification adjustment for net gains
       included in net income (net of tax of $408)         --         --          --            --          --         615

     Net unrealized loss on securities available
       for sale (net of tax of $(1,505))                   --         --          --            --          --          --

         Total comprehensive income                        --         --          --            --          --          --

Cash dividends declared:

     3% Preferred - $2.25 per share                        --         --          --            --          (4)         --

     8.48% Preferred - $6.36 per share                     --         --          --            --      (1,118)         --

     Common - $0.48 per share                              --         --          --            --      (5,347)         --
                                                    ---------  ---------   ---------     ---------   ---------   ---------

Balance - September 30, 2003                        $     167  $  17,568   $     113     $  20,916   $ 136,852   $   8,098
                                                    =========  =========   =========     =========   =========   =========


                                                                   Total
(Dollars in thousands,                              Treasury   Shareholders'
     except per share amounts)                        Stock        Equity
                                                      -----        ------
Balance - December 31, 2002                         $    (977)   $ 178,294

Purchase 72 shares of preferred stock                      --           (8)

Purchase 22,000 shares of common stock                   (417)        (417)

Issue 2,440 shares of common stock-
     Director's retainer                                   16           50

Issue 15,568 shares of common stock -
     exercised stock options                               96          216

Issue 62,387 shares of common stock -
     Burke Group, Inc. contingent earnout                 305        1,340

Comprehensive income:

     Net income                                            --       12,001

     Unrealized loss on securities available
       for sale (net of tax of $(1,913))                   --       (2,885)

     Reclassification adjustment for net gains
       included in net income (net of tax of $408)         --          615
                                                                 ---------
     Net unrealized loss on securities available
       for sale (net of tax of $(1,505))                   --       (2,270)
                                                                 ---------

         Total comprehensive income                        --        9,731
                                                                 ---------
Cash dividends declared:

     3% Preferred - $2.25 per share                        --           (4)

     8.48% Preferred - $6.36 per share                     --       (1,118)

     Common - $0.48 per share                              --       (5,347)
                                                    ---------    ---------

Balance - September 30, 2003                        $    (977)   $ 182,737
                                                    =========    =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Financial Institutions, Inc. ("FII"), a bank holding company organized under the laws of New York State, and subsidiaries (the "Company") provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. FII and subsidiaries are each subject to regulation by certain federal and state agencies.

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

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FASB Interpretation No. 46 is not expected to have a material impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued by FASB in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," was issued by FASB in May 2003. SFAS No. 150 changes the classification in the statement of financial condition of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.

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

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                   Three Months Ended  Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------  ------------------

(Dollars in thousands, except per share amounts)     2003      2002      2003      2002
                                                   --------  --------  --------  --------
Reported net income                                $  4,055  $  6,884  $ 12,001  $ 20,185

Less: Total stock-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects             112        77       223       266
                                                   --------  --------  --------  --------

Pro forma net income                               $  3,943  $  6,807  $ 11,778  $ 19,919
                                                   ========  ========  ========  ========

Basic earnings per share:
     Reported                                      $   0.33  $   0.59  $   0.98  $   1.72
     Pro forma                                         0.32      0.58      0.96      1.70

Diluted earnings per share:
     Reported                                      $   0.33  $   0.58  $   0.97  $   1.70
     Pro forma                                         0.32      0.57      0.95      1.68

The weighted-average fair value of options granted during the nine months ended September 30, 2003 and 2002 amounted to $10.00 and $12.02, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                                                September 30,
                                                              -----------------

                                                               2003        2002
                                                              -----       -----

Dividend yield                                                 2.89%       1.94%
Expected life (in years)                                      10.00       10.00
Expected volatility                                           51.06%      38.14%
Risk-free interest rate                                        3.96%       4.98%

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

Earnings per common share have been computed based on the following:

                                                          Three Months Ended  Nine Months Ended
                                                            September 30,        September 30,
                                                          ------------------  ------------------

(Dollars and shares in thousands)                           2003      2002      2003      2002
                                                          --------  --------  --------  --------
Net income                                                $  4,055  $  6,884  $ 12,001  $ 20,185

Less: Preferred stock dividends                                374       374     1,122     1,122
                                                          --------  --------  --------  --------

Net income available to common shareholders               $  3,681  $  6,510  $ 10,879  $ 19,063
                                                          ========  ========  ========  ========

Average number of common shares outstanding
     used to calculate basic earnings per common share      11,159    11,091    11,142    11,058

Add: Effect of dilutive options                                107       127       103       162
                                                          --------  --------  --------  --------

Average number of common shares
     used to calculate diluted earnings per common share    11,266    11,218    11,245    11,220
                                                          ========  ========  ========  ========

Earnings per common share:
     Basic                                                $   0.33  $   0.59  $   0.98  $   1.72
     Diluted                                              $   0.33  $   0.58  $   0.97  $   1.70

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

                                                   September 30,    December 31,
(Dollars in thousands)                                 2003             2002
                                                   -------------   -------------

Assets
     WCB                                           $     717,609   $     674,755
     NBG                                                 756,910         721,090
     BNB                                                 473,328         495,055
     FTB                                                 226,384         203,382
     Financial Services Group                              4,956           5,052
                                                   -------------   -------------
         Total segment assets                          2,179,187       2,099,334

     Parent and eliminations, net                          7,163           5,700
                                                   -------------   -------------

       Total assets                                $   2,186,350   $   2,105,034
                                                   =============   =============

                                      Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                      -------------------   -------------------

(Dollars in thousands)                  2003       2002       2003       2002
                                      --------   --------   --------   --------

Net interest income
     WCB                              $  6,998   $  7,282   $ 21,094   $ 21,466
     NBG                                 6,315      6,896     19,300     20,068
     BNB                                 3,645      3,717     11,343     10,246
     FTB                                 2,008      2,082      6,131      6,178
     Financial Services Group               --         --         --         --
                                      --------   --------   --------   --------
         Total segment net interest
           income                       18,966     19,977     57,868     57,958

     Parent and eliminations, net         (426)      (444)    (1,294)    (1,362)
                                      --------   --------   --------   --------

         Total net interest income    $ 18,540   $ 19,533   $ 56,574   $ 56,596
                                      ========   ========   ========   ========

Net income (loss)
     WCB                              $  2,650   $  2,647   $  7,572   $  7,903
     NBG                                  (364)     2,575        160      7,742
     BNB                                 1,495      1,418      3,127      3,664
     FTB                                   593        752      1,970      2,157
     Financial Services Group               61        103       (135)       162
                                      --------   --------   --------   --------
         Total segment net income        4,435      7,495     12,694     21,628

     Parent and eliminations, net         (380)      (611)      (693)    (1,443)
                                      --------   --------   --------   --------

         Total net income             $  4,055   $  6,884   $ 12,001   $ 20,185
                                      ========   ========   ========   ========

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of December 31, 2002, dated March 14, 2003, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require subjective or complex judgments important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

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

SELECTED FINANCIAL DATA

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

                                                                At or For the Nine Months Ended September 30,
                                                                ---------------------------------------------

                                                                 2003          2002     $ Change    % Change
                                                                 ----          ----     --------    --------
Per common share data:
  Net income - basic                                                $0.98        $1.72   $(0.74)      (43)%
  Net income - diluted                                              $0.97        $1.70   $(0.73)      (43)%
  Cash dividends declared                                           $0.48        $0.42    $0.06        14%
  Book value                                                       $14.78       $14.03    $0.75         5%
Common shares outstanding:
  Weighted average shares - basic                              11,142,055   11,057,731
  Weighted average shares - diluted                            11,244,866   11,219,501
  Period end                                                   11,162,209   11,091,581
Performance ratios, annualized:
  Return on average assets                                           0.74%        1.40%
  Return on average common equity                                    8.73%       17.87%
  Common dividend payout ratio                                      48.98%       24.42%
  Net interest margin (tax-equivalent)                               3.95%        4.43%
  Efficiency ratio *                                                55.87%       49.68%
Asset quality ratios:
    Nonperforming loans to total loans                               3.73%        1.13%
    Nonperforming assets to total loans and other real estate        3.78%        1.24%
    Net loan charge-offs to average loans                            0.67%        0.26%
    Allowance for loan losses to total loans                         2.12%        1.60%
    Allowance for loan losses to nonperforming loans                   57%         142%
Capital ratios:
  Average common equity to average total assets                      7.78%        7.57%
  Leverage ratio                                                     7.00%        7.19%
  Tier 1 risk based capital ratio                                    9.99%       10.32%
  Risk-based capital ratio                                          11.25%       11.57%

* Efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of available for sale securities.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition
The following table provides selected information regarding the composition of the Company's loan portfolio at the dates indicated.

                                         September 30,         December 31,
(Dollars in thousands)                       2003                   2002
                                      -------------------   -------------------

Commercial                            $   260,033    18.9%  $   262,630    19.9%
Commercial real estate                    366,250    26.7       332,134    25.1
Agricultural                              247,272    18.0       233,769    17.7
Residential real estate                   250,983    18.3       251,898    19.1
Consumer and home equity                  248,917    18.1       241,461    18.2
                                      -----------   -----   -----------   -----
     Total loans gross                  1,373,455   100.0     1,321,892   100.0

Allowance for loan losses                 (29,052)              (21,660)
                                      -----------           -----------

     Total loans, net                 $ 1,344,403           $ 1,300,232
                                      ===========           ===========

Total gross loans increased $52 million to $1.373 billion at September 30, 2003 from $1.322 billion at December 31, 2002. Commercial real estate loans increased $34 million to $366 million or 26.7% of the portfolio at September 30, 2003 from $332 million or 25.1% at December 31, 2002. Agricultural loans increased $13 million, to $247 million at September 30, 2003 from $234 million at December 31, 2002. Included in agricultural loans were $123 million in loans to dairy farmers, or 9.0% of the total loan portfolio at September 30, 2003 comparable to $119 million or 9.0% of the total loan portfolio at December 31, 2002. The residential real estate portfolio includes loans held for sale totaling $9,688,000 and $6,971,000 at September 30, 2003 and December 31, 2002,
respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets at September 30, 2003 were $51.9 million compared to $38.4 million at December 31, 2002. The increase in nonperforming loans includes an increase of $5.7 million in commercial loans, $1.6 million in commercial mortgage loans and $6.0 million in agricultural loans. The increase in commercial and commercial mortgage nonaccrual loans relates to general continued weak economic conditions and the overextended positions of the borrowers. The increase in nonaccrual agricultural loans relates to an extended period of low milk prices in the dairy industry that has adversely affected the borrowers' cash flow. More recently there has been favorable upward movement in milk prices. Over the past few quarters the Company has committed additional resources toward management of the Company's nonperforming assets and strengthening the credit administration function.

The following table provides information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

                                                                 September 30,    December 31,
(Dollars in thousands)                                                2003            2002
                                                                 -------------   -------------
Nonaccruing loans (1)
Commercial                                                       $      18,910   $      12,760
Commercial real estate                                                  10,387           8,407
Agricultural                                                            14,550           8,739
Residential real estate                                                  2,005           1,065
Consumer and home equity                                                   500             915
                                                                 -------------   -------------
     Total nonaccruing loans                                            46,352          31,886

Restructured loans                                                       3,098           4,129

Accruing loans 90 days or more delinquent                                1,723           1,091
                                                                 -------------   -------------

Total nonperforming loans                                               51,173          37,106

Other real estate owned                                                    756           1,251
                                                                 -------------   -------------

Total nonperforming assets                                       $      51,929   $      38,357
                                                                 =============   =============

Total nonperforming loans to total loans                                  3.73%           2.81%

Total nonperforming assets to total loans and other real estate           3.78%           2.90%

(1) Loans are placed on nonaccrual status when they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The recorded investment in loans considered impaired totaled $30,127,000 and $24,626,000 at September 30, 2003 and December 31, 2002, respectively. The allowance for loan losses related to impaired loans amounted to $7,597,000 and $4,462,000 at September 30, 2003 and December 31, 2002, respectively. Interest income recognized on impaired loans, while such loans were impaired, during the nine months ended September 30, 2003 and 2002 was approximately $148,000 and $349,000, respectively.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company's loan portfolio. Periodic, systematic reviews of the loan portfolio are performed to identify losses. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses in each loan category based on the results of this detailed review. The process used by the Company to determine the appropriate overall allowance for loan losses is based on this analysis, taking into consideration management's judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is fairly stated at September 30, 2003.

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                             Three Months Ended     Nine Months Ended
                                                                 September 30,        September 30,
                                                             -------------------   -------------------

(Dollars in thousands)                                         2003       2002       2003       2002
                                                             --------   --------   --------   --------
Balance at beginning of period                               $ 26,518   $ 20,121   $ 21,660   $ 19,074

Addition as a result of acquisition                                --         --         --        174

Charge-offs:
     Commercial                                                 1,600        679      4,099      1,234
     Commercial real estate                                       687         77      1,594        467
     Agricultural                                                  --         --         27         29
     Residential real estate                                       26         19         97         54
     Consumer and home equity                                     897        412      1,652      1,087
                                                             --------   --------   --------   --------
         Total charge-offs                                      3,210      1,187      7,469      2,871

Recoveries:
     Commercial                                                    63          9        419         28
     Commercial real estate                                         6         14         18         84
     Agricultural                                                   1         --          3         35
     Residential real estate                                        1         --         10         54
     Consumer and home equity                                      83         65        212        256
                                                             --------   --------   --------   --------
         Total recoveries                                         154         88        662        457
                                                             --------   --------   --------   --------

Net charge-offs                                                 3,056      1,099      6,807      2,414

Provision for loan losses                                       5,590      1,452     14,199      3,640
                                                             --------   --------   --------   --------

Balance at end of period                                     $ 29,052   $ 20,474   $ 29,052   $ 20,474
                                                             ========   ========   ========   ========

Ratio of net loan charge-offs to average loans (annualized)      0.89%      0.35%      0.67%      0.26%

Ratio of allowance for loan losses to total loans                2.12%      1.60%      2.12%      1.60%

Ratio of allowance for loan losses to nonperforming loans          57%       142%        57%       142%

Net loan charge-offs were $6.8 million for the first nine months of 2003 or 0.67% (annualized) of average loans compared to $2.4 million or 0.26% of average loans in the same period last year. Provision for loan losses amounted to $14.2 million for the first nine months of 2003 and reflects the increased amount of net loan charge-offs, higher levels of specific allocations associated with impaired loans, and overall higher allowances on pools of homogeneous loans. The ratio of the allowance for loan losses to nonperforming loans was 57% at September 30, 2003, compared to 58% at December 31, 2002. The ratio of the allowance for loan losses to total loans increased to 2.12% at September 30, 2003, compared to 1.64% at December 31, 2002.

Investing Activities

U.S. Treasury and Agency Securities

At September 30, 2003, the U.S. Treasury and Agency securities portfolio totaled $171.4 million, all of which was classified as available for sale. The portfolio was comprised entirely of U. S. federal agency securities, which were predominately callable securities. These callable securities provide higher yields than similar securities without call features. At December 31, 2002, the U.S. Treasury and Agency securities portfolio totaled $120.6 million, all of which was classified as available for sale.

State and Municipal Obligations

At September 30, 2003, the portfolio of state and municipal obligations totaled $232.2 million, of which $186.8 million was classified as available for sale. At that date, $45.4 million was classified as held to maturity, with a fair value of $46.5 million. At December 31, 2002, the portfolio of state and municipal obligations totaled $222.0 million, of which $174.9 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million. The growth in this portfolio can be attributed to the Company's efforts to expand municipal banking relationships, which includes both deposit activities and investing in obligations issued by those municipalities.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $190.3 million and $283.5 million at September 30, 2003 and December 31, 2002, respectively. The portfolio was comprised of $131.2 million of mortgage-backed pass-through securities, $48.7 million of collateralized mortgage obligations (CMOs) and $10.4 million of other asset-backed securities at September 30, 2003. The mortgage backed pass-through securities were predominantly agency issued debt (FNMA, FHLMC, or GNMA). Over 75% of the agency mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2002 the portfolio consisted of $193.4 million of mortgage-backed pass-through securities and $90.1 million of CMOs. The mortgage-backed portfolio at December 31, 2002 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio. During the first nine months of 2003, the low interest rate environment has led to significant refinance activity and high prepayments of mortgage-backed securities. These increased prepayments have led to a decline in the Company's mortgage-backed security portfolio.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $4.1 million and $13.9 million at September 30, 2003 and December 31, 2002, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

Equity Securities

At September 30, 2003 and December 31, 2002, available for sale equity securities totaled $5.8 million and $3.9 million, respectively. This portfolio is primarily comprised of FHLMC preferred stock, but also includes corporate equity securities owned by the holding company.

Funding Activities

Deposits

The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.6 billion or 87.5% of total deposits of $1.828 billion at September 30, 2003 compared to core deposits of $1.507 billion or 88.2% of total deposits of $1.709 billion at December 31, 2002. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $398.3 million at September 30, 2003 compared to $361.2 million at December 31, 2002. The increase is a reflection of the seasonality of the municipal banking business. Included in total deposits are certificates of deposit over $100,000, which amounted to $227.7 million and $201.8 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $83.7 million and $71.6 million, respectively.

Non-Deposit Sources of Funds

The Company's most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $102.0 million and $112.8 million as of September 30, 2003 and December 31, 2002, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2009. The Company had approximately $21.0 million of immediate credit available under lines of credit with the FHLB at September 30, 2003, collateralized by FHLB stock and real estate mortgage loans. The Company also has lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $50.0 million. However, no advances were outstanding against the Farmer Mac lines as of September 30, 2003. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $31.4 million and $60.7 million as of September 30, 2003 and December 31, 2002, respectively.

During 2001 FISI Statutory Trust I (the "Trust") was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of September 30, 2003, all of the capital securities qualified as Tier I capital under regulatory definitions. Since the capital securities are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income.

Equity Activities

Total shareholders' equity totaled $182.7 million at September 30, 2003, an increase of $4.4 million from $178.3 million at December 31, 2002. Retained earnings increased to $136.9 million at September 30, 2003, a $5.5 million increase over retained earnings at year-end. The increase in retained earnings was offset by a $2.3 million decrease in accumulated other comprehensive income attributed to a decline in unrealized gain on available for sale securities.

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

                                                                 For The Three Months Ended September 30,
                                                                 ----------------------------------------
                                                               2003                                    2002
                                                               ----                                    ----

                                                Average      Interest    Annualized      Average      Interest    Annualized
                                              Outstanding     Earned/      Yield/      Outstanding     Earned/      Yield/
(Dollars in thousands)                          Balance        Paid         Rate         Balance        Paid         Rate
                                                -------        ----         ----         -------        ----         ----
Interest-earning assets:
Federal funds sold and interest-bearing
  deposits                                    $    65,723   $       171     1.03%      $    15,280   $        71       1.84%
Investment securities (1):
   Taxable                                        348,650         3,477     3.99%          389,146         5,074       5.21%
   Non-taxable                                    230,435         3,130     5.43%          212,812         3,262       6.13%
                                              -----------   -----------   ------       -----------   -----------    -------
      Total investment securities                 579,085         6,607     4.56%          601,958         8,336       5.54%
Loans (2):
   Commercial and agricultural                    874,278        12,747     5.78%          791,515        13,477       6.76%
   Residential real estate                        259,537         4,638     7.15%          233,321         4,796       8.22%
   Consumer and home equity                       244,898         4,243     6.87%          234,522         4,805       8.13%
                                              -----------   -----------   ------       -----------   -----------    -------
      Total loans                               1,378,713        21,628     6.23%        1,259,358        23,708       7.29%
                                              -----------   -----------   ------       -----------   -----------    -------
        Total interest-earning assets           2,023,521        28,406     5.58%        1,876,596        31,485       6.68%
                                              -----------   -----------   ------       -----------   -----------    -------
Allowance for loans losses                        (26,375)                                 (20,331)
Other non-interest earning assets                 160,262                                  145,012
                                              -----------                              -----------
          Total assets                        $ 2,157,408                              $ 2,001,277
                                              ===========                              ===========

Interest-bearing liabilities:
Interest-bearing checking                         387,250           794     0.81%          372,025         1,346       1.44%
Savings and money market                          401,828           833     0.82%          355,600         1,404       1.57%
Certificates of deposit                           753,866         5,517     2.90%          675,435         6,182       3.63%
Borrowed funds                                    136,487         1,205     3.51%          170,723         1,457       3.37%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated
   debentures                                      16,200           421    10.31%           16,200           421      10.31%
                                              -----------   -----------   ------       -----------   -----------    -------
        Total interest-bearing liabilities      1,695,631         8,770     2.05%        1,589,983        10,810       2.70%
                                              -----------   -----------   ------       -----------   -----------    -------
Non-interest bearing demand deposits              254,528                                  222,854
Other non-interest-bearing liabilities             21,677                                   19,233
                                              -----------                              -----------
        Total liabilities                       1,971,836                                1,832,070
Shareholders' equity (3)                          185,572                                  169,207
                                              -----------                              -----------
          Total liabilities and shareholders'
             equity                           $ 2,157,408                              $ 2,001,277
                                              ===========                              ===========

Net interest income - tax equivalent                             19,636                                   20,675
   Less: tax equivalent adjustment                                1,096                                    1,142
                                                            -----------                              -----------
Net interest income                                         $    18,540                              $    19,533
                                                            ===========                              ===========

Net interest rate spread                                                    3.53%                                      3.98%
                                                                          ======                                    =======

Net earning assets                            $   327,890                              $   286,613
                                              ===========                              ===========

Net interest margin (4)                                                     3.86%                                      4.39%
                                                                          ======                                    =======

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                   119.34%                                    118.03%
                                                                          ======                                    =======

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

(4) The net interest margin is equal to net interest income divided by average interest-earning assets and is presented on an annualized basis.

                                                                   For The Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                2003                                     2002
                                                                ----                                     ----

                                                 Average       Interest   Annualized     Average        Interest   Annualized
                                               Outstanding      Earned/      Yield/    Outstanding      Earned/       Yield/
(Dollars in thousands)                           Balance         Paid         Rate       Balance          Paid         Rate
                                                 -------         ----         ----       -------          ----         ----
Interest-earning assets:
Federal funds sold and interest-bearing
  deposits                                     $    46,598    $       397       1.14%   $    28,469    $       377       1.77%
Investment securities (1):
   Taxable                                         391,979         12,385       4.22%       355,605         14,441       5.41%
   Non-taxable                                     230,011          9,635       5.59%       208,954          9,845       6.28%
                                               -----------    -----------   --------    -----------    -----------   --------
      Total investment securities                  621,990         22,020       4.72%       564,559         24,286       5.73%
Loans (2):
   Commercial and agricultural                     857,233         38,554       6.01%       750,806         39,118       6.97%
   Residential real estate                         257,267         14,053       7.28%       232,257         14,393       8.26%
   Consumer and home equity                        241,683         12,949       7.16%       231,421         14,102       8.15%
                                               -----------    -----------   --------    -----------    -----------   --------
      Total loans                                1,356,183         65,556       6.46%     1,214,484         67,613       7.44%
                                               -----------    -----------   --------    -----------    -----------   --------
        Total interest-earning assets            2,024,771         87,973       5.80%     1,807,512         92,276       6.82%
                                               -----------    -----------   --------    -----------    -----------   --------
Allowance for loans losses                         (24,068)                                 (19,836)
Other non-interest earning assets                  156,474                                  145,197
                                               -----------                              -----------
          Total assets                         $ 2,157,177                              $ 1,932,873
                                               ===========                              ===========

Interest-bearing liabilities
Interest-bearing checking                          386,805          2,805       0.97%       348,957          3,844       1.47%
Savings and money market                           410,619          3,224       1.05%       351,553          4,246       1.61%
Certificates of deposit                            748,428         16,913       3.02%       649,023         18,539       3.82%
Borrowed funds                                     148,654          3,827       3.44%       172,271          4,347       3.37%
Guaranteed preferred beneficial interests in
   Corporation's junior subordinated
   debentures                                       16,200          1,258      10.38%        16,200          1,258      10.38%
                                               -----------    -----------   --------    -----------    -----------   --------
        Total interest-bearing liabilities       1,710,706         28,027       2.19%     1,538,004         32,234       2.80%
                                               -----------    -----------   --------    -----------    -----------   --------
Non-interest bearing demand deposits               239,843                                  214,761
Other non-interest-bearing liabilities              22,365                                   19,694
                                               -----------                              -----------
        Total liabilities                        1,972,914                                1,772,459
Shareholders' equity (3)                           184,263                                  160,414
                                               -----------                              -----------
          Total liabilities and shareholders'
            equity                             $ 2,157,177                              $ 1,932,873
                                               ===========                              ===========

Net interest income - tax equivalent                               59,946                                   60,042
   Less: tax equivalent adjustment                                  3,372                                    3,446
                                                              -----------                              -----------
Net interest income                                           $    56,574                              $    56,596
                                                              ===========                              ===========

Net interest rate spread                                                        3.61%                                    4.02%
                                                                            ========                                 ========

Net earning assets                             $   314,065                              $   269,508
                                               ===========                              ===========

Net interest margin (4)                                                         3.95%                                    4.43%
                                                                            ========                                 ========

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                       118.36%                                  117.52%
                                                                            ========                                 ========

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

Net Interest Income

Net interest income, the principal source of the Company's earnings, decreased 5.0% to $18.5 million compared to $19.5 million in the third quarter of 2002. Net interest margin was 3.86% for the third quarter of 2003, a drop of 53 basis points from 4.39% for the same period last year.

For the nine months ended September 30, 2003 and 2002, net interest income totaled $56.6 million. In the 2003 period net interest margin decreased to 3.95% from 4.43%.

Net interest margin has declined over the past year, as market interest rates have fallen to historically low levels. The trend of compression in net interest margin has developed as a result of yields on incremental asset growth declining more rapidly than funding costs in this period of low interest rates. The loss of interest income on nonaccrual loans has also contributed to the declines in net interest margin in recent quarters.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2003 totaled $5.6 million, an increase of $4.1 million over the $1.5 million provision for loan losses for the third quarter of 2002. For the first nine months of 2003, the provision for loan losses totaled $14.2 million compared to $3.6 million for the same period last year.

The increased provision for loan losses in 2003 is a reflection of higher loan charge-offs, increased specific reserve allocations on impaired loans, a decline in asset quality and the extended soft economy with resulting effects on the Company's assessment of the allowance for loan losses. See the discussion under "Analysis of the Allowance for Loan Losses."

Noninterest Income

Noninterest income increased 24% in the third quarter of 2003 to $7.1 million from $5.7 million for the third quarter of 2002. For the first nine months of 2003, noninterest income totaled $19.3 million, an increase of 22% over the same period last year.

Growth in deposits and related activity resulted in service charges on deposits increasing $662,000 to $8.4 million for the nine months ending September 30, 2003 compared to $7.7 million for the same period a year ago. Mortgage banking revenues, which include gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization of mortgage servicing rights, increased $1.2 million to $2.8 million for the nine months ended September 30, 2003 from $1.6 million for the same period last year. The increase in mortgage banking revenues corresponds with the increase in residential mortgage refinancing activity resulting from the historically low interest rate environment. The Company sells most fixed rate newly originated and refinanced mortgage loans in the secondary market. Net gains on sale of securities increased to $581,000 for the three months ending September 30, 2003 compared to $139,000 for the same period a year ago.

Noninterest Expense

Noninterest expense for the third quarter of 2003 totaled $14.9 million compared with $13.4 million for the third quarter of 2002. For the nine months ended September 30, 2003, noninterest expense was $45.4 million, an increase of $6.8 million over $38.6 million for the prior year.

Salaries and benefits have increased $3.6 million for year-to-date 2003, primarily as a result of additional staffing associated with the Company's new branch offices and the expansion of its credit administration department. The first quarter of 2003 also included $674,000 of former management separation costs. Occupancy and equipment costs have increased $829,000 during the nine months ended September 30, 2003 due to the additional branches and expansion of the Company's technology platform.

Additional items at the Company's NBG subsidiary affecting noninterest expense during the nine months ended September 30, 2003 include an impairment charge of $489,000 for a partnership investment, professional services amounting to $232,000 related to organizational governance and credit administration issues, and a $538,000 write-down of a parcel of other real estate owned.

These additional expenses, coupled with a slowing of net interest income growth, are the principal factors increasing the Company's year-to-date efficiency ratio for 2003 to 55.87%, compared to 49.68% for the same period a year ago.

Income Tax Expense

The provision for income taxes, which provides for Federal and New York State income taxes, amounted to $1.1 million and $3.5 million for the third quarter of 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the provision for income taxes totaled $4.3 million and $9.9 million, respectively. While the decrease generally corresponds to the decreased levels of taxable income, the effective tax rate for year-to-date 2003 decreased to 26.3%, compared to 33.0% for year-to-date 2002, primarily as a result of an increase in holdings of tax-exempt securities.

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

In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2003 letters of credit totaling $11.6 million and unused loan commitments of $315.5 million were contractually available. Comparable amounts for these commitments at December 31, 2002 were $13.4 million and $316.6 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as certain of the commitments are expected to expire without funding.

The Company's cash and cash equivalents were $119.9 million at September 30, 2003, an increase of $71.5 million from the balance of $48.4 million at December 31, 2002. The primary factors leading to the increase in cash during the first nine months of 2003 were the increase in deposits and decrease in securities, offset by an increase in net loans and decrease in borrowings.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company's Tier 1 leverage ratio was 7.00% and 6.96% at September 30, 2003 and December 31, 2002, respectively, well-above minimum regulatory capital requirements. Total Tier 1 capital of $147.2 million at September 30, 2002 increased $7.6 million from $139.6 million at December 31, 2002. The increase in Tier 1 capital relates primarily to the increase of $5.5 million in retained earnings resulting from the Company's 2003 nine month earnings net of dividend payouts.

The Company's total risk-weighted capital ratio was 11.25% at September 30, 2003, comparable to 11.08% at and December 31, 2002, both well-above minimum regulatory capital requirements. Total risk-based capital was $165.7 million at September 30, 2003, an increase of $8.3 million from $157.4 million at December 31, 2002.

The Company has previously disclosed its intent to secure financing that will enable the Company to make capital contributions to its NBG and BNB subsidiary banks to achieve capital ratios at those banks specified in agreements entered into by the banks with the Office of the Comptroller of the Currency. The Company is negotiating with a major financial institution to provide medium term debt financing in an amount that will enable the Company to make those capital contributions. Finalization of terms and receipt of funds is anticipated by December 31, 2003 at which time the Company expects to make contributions to the banks in amounts sufficient to achieve the level of capital ratios required by March 31, 2004 in the agreements.

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

As described in the "Other Matters" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 23 through 25 of the Company's second quarter Form 10-Q filed on August 14, 2003 (which section is referred to herein as the "Second Quarter 10-Q MD&A") the ROEs concluded that both NBG and Bath required improvement in board and management supervision and had less than satisfactory asset quality, although, in the case of both banks, the ROEs concluded that the allowance for loan and lease losses was adequate. The ROEs also found that in both banks, capital was strained, although earnings were satisfactory and liquidity was adequate. Various regulatory violations were identified at both banks, all of which have either already been corrected or are in the process of being corrected by management of the banks. As a consequence of these findings, both ROEs stated the banks would lose their "well managed" status and "satisfactory" composite ratings, and would be the subject of enforcement actions. In the case of NBG, the OCC indicated that it was considering whether to impose civil money penalties.

Also on August 13, and as described in the Second Quarter 10-Q MD&A, the OCC initiated enforcement actions against both banks by delivering drafts of proposed formal agreements to the Boards of NBG and BNB (each an "Agreement" and collectively the "Agreements"). On September 4, the boards of the two banks entered into the Agreements, under the terms of which the boards, without admitting any violations, agreed to take actions designed to assure that their operations are in accordance with applicable laws and regulations. The actions required by the Agreements with respect to management and credit policy at both banks are summarized in the Second Quarter 10-Q MD&A. The Agreements also require NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C.
Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller. The banks are important sources of funds to the Company and, if they are unable, or limited in their ability, to pay dividends to the Company, that will affect the Company's ability to pay dividends to its shareholders.

In addition, the Agreements require both banks to develop capital plans that will enable them to achieve, by March 31, 2004, a tier 1 leverage capital ratio equal to 8%, a tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Interim levels, to be achieved by December 31, 2003, were also established, at 6.25%, 9.0% and 11.0%, respectively, for BNB, and 7.0%, 9.0% and 10.5%, respectively, for NBG.

The NBG Agreement, as more fully described in the Second Quarter 10-Q MD&A, requires the Board to adopt a written policy on extensions of overdraft credit and limit the circumstances under which NBG would be permitted to directly or indirectly extend credit to its affiliates, and requires the bank to engage an independent appraiser to provide written or updated real property collateral appraisals where required. The BNB Agreement, as previously described, requires its Board of Directors to adopt a written action plan outlining proposed corrective action addressing the pre-existing Matters Requiring Attention (MRA) pertaining to Interest Rate Risk Measurement and Monitoring Systems.

As described in the "Liquidity and Capital Resources" section of the Management Discussion and Analysis, the Company is negotiating with a major financial institution to provide financing in an amount that will enable the Company to make capital contributions to NBG and BNB to satisfy the requirements of their respective capital plans.

The findings in the ROEs are consistent with discussions the Company has had with the OCC and the disclosures in its 2002 Annual Report on Form 10K, Quarterly Report March 31, 2003 on Form 10Q, and Quarterly Report June 30, 2003 on Form 10Q. The ROEs did not identify any nonperforming assets that were not disclosed in the Company's Quarterly Reports March 31, 2003 or June 30, 2003 on Form 10Q. To address the issues noted the Company and the banks have taken the following actions to date:

o     The Board of NBG has appointed a new President and new Senior Lender.

o     The Board of BNB has created and filled a new Senior Lender position.

o The Company has engaged a new external loan review firm and revised the scope of the engagement.

o In September 2002 the Company created and filled a new Senior Credit Administrator position at the holding company level.

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

o To enhance capital levels NBG has not paid a dividend in 2003 and the Company contributed an additional $1,000,000 in capital. At September 30, 2003 NBG had a tier 1 leverage capital ratio of 6.64%, a tier 1 risk-based capital ratio of 9.03% and a total risk based capital ratio of 10.30%.

o To enhance capital levels BNB has not paid a dividend since its first quarter 2003 dividend. At September 30, 2003 BNB had a tier 1 leverage capital ratio of 6.27%, a tier 1 risk-based capital ratio of 10.43%, and a total risk based capital ratio of 11.68%.

o BNB has instituted new procedures to test the validity of assumptions made in its interest rate risk measuring and monitoring systems.

The OCC Agreements are included as exhibits to the Current Report filed on Form 8-K September 5, 2003. The OCC Agreements are also available on the OCC's website and, together with any CMPs that may be assessed, could have adverse effects on NBG and Bath, including without limitation making it more difficult for them to attract and retain qualified directors, making them ineligible to accept brokered deposits without FDIC approval, increasing their expenses associated with complying with the ROEs' recommendations and damaging their reputations. These actions also could have adverse effects on the Company, including without limitation reducing its access to capital, reducing its liquidity and damaging its reputation. Because the OCC reports concluded that NBG and Bath were not entitled to "well-managed" and "well-capitalized" status, the Company on September 4 voluntarily terminated its financial holding company
(FHC) status under the Bank Holding Company Act, and will operate instead as a bank holding company. The change in status will not affect any non-financial subsidiaries or activities currently being conducted by FII, although it will mean that future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

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

(b)   Reports on Form 8-K.

        Pursuant to Regulation FD under item 9, the Company filed a Form 8-K on July 22, 2003.

        Pursuant to Regulation FD under item 5, the Company filed a Form 8-K on September 5, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003                        FINANCIAL INSTITUTIONS, INC.

Date                                     Signatures


November 13, 2003                        /s/ Peter G. Humphrey
                                         -----------------------------

                                         Peter G. Humphrey
                                         President, Chief Executive Officer
                                         (Principal Executive Officer),
                                         Chairman of the Board and Director


November 13, 2003                        /s/ Ronald A. Miller
                                         -------------------------------

                                         Ronald A. Miller
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)