Form 10-K
period 2003-12-31
FINANCIAL INSTITUTIONS INC
filed 2004-03-12
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26481

                      [LOGO] Financial Institutions, Inc.

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

        YES |X|   NO |_|

Aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of close of business on June 30, 2003 was $181,724,967.

As of March 1, 2004 there were issued and outstanding, exclusive of treasury shares, 11,172,673 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                          FINANCIAL INSTITUTIONS, INC.

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I

Item 1.     Business                                                           3
Item 2.     Properties                                                        25
Item 3.     Legal Proceedings                                                 26
Item 4.     Submission of Matters to a Vote of Security Holders               26

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters                                                         26
Item 6.     Selected Financial Data                                           27
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       29
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        48
Item 8.     Financial Statements and Supplementary Data                       51
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        83
Item 9A.    Controls and Procedures                                           83

PART III

Item 10.    Directors and Executive Officers of the Registrant                83
Item 11.    Executive Compensation                                            84
Item 12.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 84
Item 13.    Certain Relationships and Related Transactions                    85
Item 14.    Principal Accountant Fees and Services                            86

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   86

PART I

Item I. Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and may include:

      o     statements regarding our business plans, and prospects;

      o     statements of our goals, intentions and expectations;

      o     statements regarding our growth and operating strategies;

      o statements regarding the quality of our loan and investment portfolios; and

      o     estimates of our risks and future costs and benefits.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

      o significantly increased competition among depository and other financial institutions;

      o changes in the interest rate environment that reduces our margins or the fair value of financial instruments;

      o general economic conditions, either nationally or in our market areas, that are worse than expected;

      o declines in the value of real estate, equipment, livestock and other assets serving as collateral for our loans outstanding;

      o legislative or regulatory changes that adversely affect our business;

      o     changes in consumer spending, borrowing and savings habits; and

      o changes in accounting policies and practices, as generally accepted in the United States of America.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

Financial Institutions, Inc. (the "Company" or "FII") is a bank holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company operates a super-community bank holding company - a bank holding company that owns multiple community banks that are separately managed.

The Company owns four commercial banks that provide consumer, commercial and agricultural banking services in Western and Central New York State: Wyoming County Bank ("WCB"), National Bank of Geneva ("NBG"), First Tier Bank & Trust ("FTB") and Bath National Bank ("BNB"), collectively referred to as the "Banks". During 2002, the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank ("PSB") into NBG and transfer of other branch offices between subsidiary banks. In September 2003 the Boards of Directors of the Company's two national bank subsidiaries, NBG and BNB entered into formal agreements with their primary regulator, the Office of the Comptroller of the Currency ("OCC"). Under the terms of the agreements, NBG and BNB, without admitting any violations agreed to take various actions to reduce the level of credit risk in the banks, including reviewing loan policies, charge-off policies for nonaccrual loans, real property appraisal standards, insider lending and overdraft policies and affiliate transactions, and adopting capital plans to ensure levels of risk-based capital at higher than minimum levels. Pursuant to these agreements, the banks have taken actions required by the agreements to ensure that their operations are in accordance with applicable laws and regulations.

The Company formerly qualified as financial holding company under the Gramm-Leach-Bliley Act (see discussion beginning on page 19), which allowed FII to expand business operations to include financial services businesses. The Company currently has two financial services subsidiaries: The FI Group, Inc. ("FIGI") and Burke Group, Inc. ("BGI"), collectively referred to as the "Financial Services Group" ("FSG"). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

In February 2001, the Company formed FISI Statutory Trust I ("FISI" or "Trust") (100% owned) and capitalized the trust with a $502,000 investment in FISI's common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities ("trust preferred securities"), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," resulted in the deconsolidation of the Company's wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company's 2003 consolidated statement of financial position.

As a super-community bank holding company, the Company's strategy has been to manage its bank subsidiaries on a decentralized basis. This strategy provides the Banks the flexibility to efficiently serve their markets and respond to local customer needs. While generally operating on a decentralized basis, the Company has consolidated selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. In furtherance of this objective, in September 2002, the Company added a Credit Administration Department at the holding company to review company-wide credit policies and strengthen overall credit administration.

Available Information

This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

The Company also makes available, free of charge through its website at www.fiiwarsaw.com, all reports filed with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

Market Area and Competition

The Company provides a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of 48 branches and 69 ATMs in fifteen contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Schuyler, Seneca, Steuben, Wyoming and Yates Counties.

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

Operating Segments

The relative asset size, profitability and average number of full-time equivalent employees ("FTEs") of the Company's operating segments as of or for the year ended December 31, 2003, are depicted in the following table:

(Dollars in thousands)

                                            Percent    Net Income    Percent       Average   Percent
Subsidiary                       Assets     of Total      (Loss)     of Total        FTEs    of Total
-----------------------------------------------------------------------------------------------------
Wyoming County Bank            $  754,639         35%    $  9,042          63%         168         23%
National Bank of Geneva           721,374         33          151           1          190         27
Bath National Bank                462,113         21        4,108          29          133         19
First Tier Bank & Trust           225,080         11        2,117          15           67          9
Financial Services Group            5,135         --         (115)         (1)          50          7
Parent and eliminations, net        5,391                  (1,056)         (7)         106         15
                               ----------   --------     --------    --------     --------   --------

Total                          $2,173,732        100%    $ 14,247         100%         714        100%
                               ==========   ========     ========    ========     ========   ========

Mergers and Acquisitions

On December 13, 2002, BNB acquired two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices purchased, located in Elmira and Elmira Heights, had deposit liabilities totaling $44.2 million at the time of acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $1.5 million has been recorded as goodwill. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $2.0 million intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years.

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,036 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($1.5 million) over the fair value of identifiable tangible and intangible assets acquired ($18.4 million), less liabilities assumed ($17.3 million), of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 core deposit intangible asset, which is being amortized using the straight-line method over seven years. The results of operations for BOA are included in the income statements from the date of acquisition (May 1, 2002).

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"); an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. Under the terms of the agreement, BGI shareholders received primarily common stock as consideration for their ownership in BGI. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($3.3 million including earned amounts and contingent amounts to date, see Note 2 of the notes to consolidated financial statements for additional discussion regarding the merger consideration) over the fair value of identifiable tangible and intangible assets acquired ($1.7 million), less liabilities assumed ($1.7 million), of approximately $3.3 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset for a customer list that is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statements from the date of acquisition (October 22, 2001).

On May 1, 2001, FII acquired all of the common stock of BNC, and its wholly owned subsidiary bank, BNB. BNB is a full service community bank headquartered in Bath, New York, which had 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price ($62.6 million) over the fair value of identifiable tangible and intangible assets acquired ($295.4 million), less liabilities assumed ($269.9 million), of approximately $37.1 million has been recorded as goodwill. Goodwill was amortized in 2001 using the straight-line method over 15 years, since the transaction was consummated prior to June 30, 2001, the effective date of SFAS No. 142. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002. The results of operations for BNB are included in the income statements from the date of acquisition (May 1, 2001).

Lending Activities

General. The Company, through its banking subsidiaries, offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity lines of credit, home improvement loans, student loans, automobile loans, personal loans and credit cards. Under the Company's decentralized management philosophy, each of the banks determines individually which loans are sold and which are retained for the portfolio. However, most newly originated fixed rate residential mortgage loans are sold in the secondary market. The Company retains the servicing rights on most mortgage loans it sells and realizes monthly service fee income.

Underwriting Standards. During 2003, the Company expanded the role of the position formerly known as Chief Credit Officer to Chief Risk Officer in an effort to better manage overall corporate risk. The Credit Administration Department, which falls under the supervision of the Chief Risk Officer, was given the responsibility of reviewing company-wide credit policies with the goal of developing and implementing stronger and more standardized underwriting and credit administration policies. This process included a thorough evaluation and update of the Company's loan policy and the adoption of enhanced risk rating guidelines company-wide. The revisions to the loan policy included a focus on the Company's lending philosophy and credit objectives.

The key elements of the Company's lending philosophy include the following:

      o to ensure consistent underwriting, all employees must share a common view of the risks inherent in lending to businesses as well as the standards to be applied in underwriting and managing specific credit exposures;

      o     pricing of credit products should be risk-based;

      o the loan portfolio must be diversified to limit the potential impact of negative events; and

      o careful, timely exposure monitoring through dynamic use of our risk rating system, is required to provide early warning and assure proactive management of potential problems.

The Company's credit objectives are as follows:

      o service the legitimate credit needs of small businesses within target markets of our subsidiary banks;

      o compete effectively as a high volume producer of credit to commercial and agricultural business within our markets;

      o maintain our banks' reputations for superior quality and timely delivery of products and services to our customers;

      o continue to provide competitive pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

      o retain, develop and acquire profitable, multi-product, value added relationships with high quality businesses;

      o continue the focus on government guaranteed lending and establish a specialization in this area to meet the needs of the small businesses in our communities; and

      o     comply with the relevant laws and regulations.

The loan policy establishes the lending authority of individual loan officers as well as the loan authority of the banks' loan committees. The policy limits exposure to any one borrower or affiliated group of borrowers to a limit of $8,000,000 unless the amount above that number has liquid collateral pledged as security or has a U.S. Government agency guarantee. The Senior Loan Administrators and Commercial Team Leaders can approve loans up to $500,000 jointly. The subsidiary bank CEOs and Senior Loan Administrators can approve loans up to $1,000,000 jointly. Each bank has an External Loan Committee that consists of up to three lending officers and at least two outside bank directors. The External Loan Committee may approve loans up to $2,000,000. Loans of $2,000,000 and over require the approval of the Company's Executive Loan Committee. The Executive Loan Committee consists of the Company's CEO, the FII Chief Risk Officer (non-voting), the FII Risk Manager, the FII Loan Administration Manager, each subsidiary bank CEO, and each subsidiary bank Senior Loan Administrator.

Commercial Loans. The Company, through its banking subsidiaries, originates commercial loans in its primary market areas and underwrites them based on the borrower's ability to service the loan from operating income. The Company, through its banking subsidiaries, offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the borrower is obtained. At December 31, 2003, $32 million, or 12.9%, of the aggregate commercial loan portfolio was at fixed rates while $216 million, or 87.1%, was at variable rates. The Company also utilizes government loan guarantee programs offered by the Small Business Administration (or "SBA") and Rural Economic and Community Development (or "RECD") when appropriate. See "Government Guarantee Programs" below.

Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Company, through its banking subsidiaries, makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate, typically have variable interest rates and are amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower's financial condition. At December 31, 2003, $46 million, or 12.5%, of the aggregate commercial real estate loan portfolio was at fixed rates while $324 million, or 87.5%, was at variable rates.

Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. The Banks also closely monitor commodity prices and inventory build-up in various commodity categories to better anticipate price changes in key agricultural products that could adversely affect the borrowers' ability to repay their loans. At December 31, 2003 the Company had $119 million in loans to the dairy industry, which represents 8.9% of the total loan portfolio. The dairy industry is under stress from an extended period of low milk prices. The Company routinely evaluates the effect of those price changes on the cash flow of borrowers and the values of collateral supporting those loans. Borrower cash flows in the dairy industry have recently improved due to some stabilization and upward movement in milk prices. At December 31, 2003, $21 million, or 9.1%, of the agricultural loan portfolio was at fixed rates while $214 million, or 90.9%, was at variable rates. The Banks utilize government loan guarantee programs offered by the SBA and the Farm Service Agency (or "FSA") of the United States Department of Agriculture where available and appropriate. See "Government Guarantee Programs" below.

Residential Real Estate Loans. The Banks originate fixed and variable rate one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market areas. A variety of real estate loan products, which generally are amortized over five to 30 years, are offered. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Company sells most newly originated fixed rate one-to-four family residential mortgages on the secondary mortgage market and retains the rights to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation ("Freddie Mac") as part of its standard loan policy. At December 31, 2003, the residential mortgage servicing portfolio totaled $386 million, the majority of which have been sold to Freddie Mac. At December 31, 2003, $197 million, or 78.5%, of residential real estate loans retained in portfolio were at fixed rates while $54 million, or 21.5%, were at variable rates.

Consumer and Home Equity Loans. The Banks originate direct and indirect credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, fixed and open-ended home equity loans, personal loans (collateralized and uncollateralized), student loans and deposit account collateralized loans. Visa cards that provide consumer credit lines are also issued. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer's home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2003, $139 million, or 57.7%, of consumer and home equity loans were at fixed rates while $102 million, or 42.3%, were at variable rates.

Government Guarantee Programs. The Banks participate in government loan guarantee programs offered by the SBA, RECD and FSA. At December 31, 2003, the Banks had loans with an aggregate principal balance of $45.9 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Banks are able to broaden their base of borrowers while minimizing credit risk.

Delinquencies and Nonperforming Assets. The Banks have several procedures in place to assist in maintaining the overall quality of the Company's loan portfolio. Standardized underwriting guidelines have been established for subsidiary bank lending officers. The Company requires each bank subsidiary to report delinquencies on a monthly basis, and the Chief Risk Officer monitors these levels to identify adverse trends.

Loans are generally placed on nonaccrual status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral further supports the carrying value of the loan.

Classification of Assets. As previously indicated, the Company adopted enhanced risk rating guidelines company-wide during 2003. Risk ratings are assigned to loans in the commercial, commercial real estate and agricultural portfolios. The risk ratings are specifically used as follows:

      o profile banks' risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;

      o guide polices which control individual exposure with regard to degree of risk;

      o identify deteriorating credits which may become criticized according to regulatory definitions; and

      o reflect the probability that a given customer may default on its obligations to pay in a timely fashion.

Through the underwriting and loan review process, the Banks maintain internally classified loan lists which, along with delinquency reporting, helps management assess the overall quality of the loan portfolio and the allowance for loan losses.

Loans classified as "watch" are basically satisfactory, but a higher degree of risk is evident. Loans classified as "warning" or "special mention" have potential weaknesses that may, if not corrected, weaken the loan or inadequately protect the banks' credit position.

"Substandard" loans are those with clear and well-defined weaknesses such as a higher leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize the full collection of the debt. Substandard loans may be placed on nonaccrual status and may have specific loss allowances assigned. Once a loan is identified as substandard, the credit relationship is assigned to the Credit Administration Department's Loan Workout Group. The Loan Workout Group performs a detailed analysis of each substandard credit, which includes evaluating the borrower's paying capacity and assessing the collateral supporting the loans outstanding. Various forms of collateral including receivables, inventory, livestock, equipment, real property and other assets, secure the majority of the substandard credits. The Loan Workout Group also quantifies credit loss exposure by determining specific loss allowances where appropriate.

Loans classified as "doubtful" have characteristics similar to substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Due to the high probability of loss, nonaccrual accounting treatment is required for all assets listed as doubtful.

Assets are classified as "loss" when considered to be uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather, that it is not practical or desirable to defer write-off even though partial recovery may be achieved in the future.

Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management's estimate of the amount of probable loan losses in the portfolio, based on the following factors:

      o     historical charge-off experience;

      o     the evaluation of the loan portfolio by the loan review function;

      o     levels and trends in delinquencies and non-accruals;

      o     trends in volume and terms;

      o     collateral values;

      o     effects of changes in lending policy;

      o     experience, ability and depth of management;

      o     national and local economic trends and conditions; and

      o     concentration of credit.

Subsidiary Bank management presents a quarterly review of the allowance for loan losses to each subsidiary Bank's Board of Directors as well as to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In order to determine the allowance for loan losses, the risk classification and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allowances for loans, which have been individually evaluated for impairment, are established when required. An allowance is also established for groups of loans with similar risk characteristics, based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit.

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

The Company's investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate risk and maximizing portfolio yield. The Company policy generally limits security purchases to the following:

      o     U.S. treasury securities;

      o     U.S. government agency and government sponsored agency securities;

      o mortgage-backed pass-through securities and collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("Freddie Mac");

      o investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation and revenue notes and bonds;

      o certain creditworthy un-rated securities issued by municipalities; and investment grade corporate debt.

Additionally, the Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investor Services, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

Sources of Funds

General. Deposits and borrowed funds are the primary sources of the Company's funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds.

Deposits. The Company, through its banking subsidiaries, offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, interest-bearing checking accounts, checking accounts, money market accounts, savings, club accounts and certificates of deposit. The Company offers certificates of deposit with balances in excess of $100,000 at preferential rates (jumbo certificates) to local municipalities, businesses, and individuals as well as Individual Retirement Accounts ("IRAs") and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately sized commercial businesses, as well as a low-cost checking account service for low-income customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Banks' deposits are obtained predominantly from the areas in which the Banks' branch offices are located. The Banks rely primarily on competitive pricing of their deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. On a secondary basis, the Company utilizes time deposit sales in the national brokered market ("brokered deposits") as a wholesale funding source.

Borrowed Funds. Borrowings consist mainly of advances entered into with the Federal Home Loan Bank ("FHLB"), a debt agreement with a commercial bank and sweep repurchase agreements.

Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust. The Company formed a trust in February 2001 to accommodate the private placement of capital securities, the proceeds of which were utilized to partially fund the acquisition of BNC.

Risk Factors

Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Most loans originated by the Company are secured, but loans may be unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet M.A.I. or other recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See "Lending Activities" for further discussion on underwriting standards.

Interest Rate Risk. The bank industry earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Changes in the Value of Goodwill and Other Intangible Assets. The Company had goodwill of $40.6 million and other intangible assets of $2.7 million as of December 31, 2003. Under current accounting standards, the Company is not required to amortize goodwill but rather must evaluate goodwill for impairment at least annually. If deemed impaired at any point in the future, an impairment charge representing all or a portion of goodwill will be recorded to current earnings in the period in which the impairment occurred. The capitalized value of other intangible assets is amortized to earnings over their estimated lives. Other intangible assets are also subject to periodic impairment reviews. If these assets are deemed impaired at any point in the future, an impairment charge will be recorded to current earnings in the period in which the impairment occurred. For additional information regarding goodwill and other intangible assets, see Note 6 of the notes to consolidated financial statements.

Breach of Information Security and Technology Dependence. The Company depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Economic Conditions, Limited Geographic Diversification. The Company's banking operations are located in Western and Central New York State. Because of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in this area, which include depressed wholesale milk prices, losses of manufacturing jobs in Rochester and Buffalo, and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Market Area and Competition."

Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. Although the Company believes that it has substantially integrated recently acquired banks into the

Company's operations, there can be no assurance that unforeseen issues relating to the assimilation or prior operations of these banks, including the emergence of any material undisclosed liabilities, will not materially adversely affect the Company. In addition, the effect of the formal agreements entered into by NBG and BNB has been to increase the capital needs at those banks, and to increase staffing and loan administration expense. It is unlikely that either of these banks will be able to grow significantly through loan growth or acquisitions while the formal agreements remain in place. The Company has incurred, and may continue to incur, additional operating costs in connection with compliance with the formal agreements including, among others, incremental staff and continued higher legal, accounting and consulting expenses. Further, the reputational risk created by the formal agreements could have an impact on such matters as business generation and retention, the ability to attract and retain management at the banks, liquidity and funding. The Company's financial performance will also depend on the Company's ability to maintain profitable operations through implementing its strategic plan. Moreover, the Company's future performance is subject to a number of factors beyond its control, including when the formal agreements are lifted at BNB and NBG, pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Dependence on Key Personnel. The Company's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives or directors, including Peter G. Humphrey, Chairman of the Board of Directors, President and Chief Executive Officer, Ronald M. Miller, Senior Vice President and Chief Financial Officer, or Thomas D. Grover, Senior Vice President and Chief Risk Officer, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also Part III, Item 10, "Directors and Executive Officers of Registrant."

Competition. National competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Market Area and Competition" and "Supervision and Regulation."

Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company's securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Supervision and Regulation."

Supervision and Regulation

The supervision and regulation of financial and bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations.

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

The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the Federal Reserve Board. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect any non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates. In late 2002, the Federal Reserve Board adopted Regulation W, a comprehensive synthesis of prior opinions and interpretations under Sections 23A and 23B of the Federal Reserve Act. Regulation W contains an extensive discussion of tying arrangements, which could impact the way banks and bank holding companies transact business with affiliates.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2003, the Company's ratio of Tier 1 capital to total risk-weighted assets was 10.18% and the ratio of total capital to total risk-weighted assets was 11.44%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources."

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by three-month average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2003, the Company's leverage ratio was 7.03%.

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

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institutions holding company is entitled to a priority of payment in bankruptcy.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

The Banks

Wyoming County Bank ("WCB") and First Tier Bank & Trust ("FTB") are New York State-chartered banks. National Bank of Geneva ("NBG") and Bath National Bank ("BNB") are national banks chartered by the Office of the Comptroller of Currency. The FDIC through the Bank Insurance Fund insures all of the deposits of the four subsidiary banks. FTB is a member of the Federal Reserve System. The Banks are subject to supervision and regulation that subject them to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the New York State Banking Department (in the case of the state-chartered banks) and the Office of the Comptroller of Currency (in the case of the national banks). Because the Federal Reserve Board regulates the bank holding company parent of the Banks, the Federal Reserve Board also has supervisory authority, which directly affects the banks.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the holding company and its subsidiaries, including the Banks, are subject to
Section 23A of the Federal Reserve Act, and to the requirements of Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, and to the requirements of Regulation W which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Banks have provided a substantial part of the Company's operating funds and, for the foreseeable future, it is anticipated that dividends paid by the Banks will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the subsidiaries. Under federal law, the subsidiaries cannot pay a dividend if, after paying the dividend, a particular subsidiary will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend. Neither of the formal agreements entered into by NBG or BNB restrict the ability of the banks to pay dividends to the Company, provided the minimum capital requirements set forth in the agreements are met.

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

Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC's risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2003, the ratio of Tier 1 capital to total risk-weighted assets for the Banks was 8.91% for WCB, 11.15% for NBG, 13.69% for BNB, and 10.90% for FTB, and the ratio of total capital to total risk-weighted assets was 10.16% for WCB, 12.41% for NBG, 14.94% for BNB, and 12.16% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

The FDIC's leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2003, the ratio of Tier 1 capital to average total assets (leverage ratio) was 6.71% for WCB, 8.04% for NBG, 8.02% for BNB, and 6.09% for FTB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

As part of the agreements in place with their primary regulator, NBG and BNB were required to develop capital plans enabling them to achieve, by March 31, 2004, Tier 1 leverage capital equal to 8% of risk-weighted assets, Tier 1 risk-based capital equal to 10% of risk-weighted assets, and total risk-based capital of 12% of risk-weighted assets. Each of the banks meets the required levels at December 31, 2003.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A "well-capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the "adequately capitalized" ratios.

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

The FDIC maintains a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

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

Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits. The Company's NBG and BNB subsidiaries for purposes of brokered deposit restrictions are deemed to be adequately capitalized institutions.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued hereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the subsidiary banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the "Check 21" Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Changing Regulatory Structure

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies beginning March 11, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the CRA. On May 12, 2000 the Company received approval from the Federal Reserve Bank of New York to become a financial holding company resulting in the eventual formation of FIGI and acquisition of BGI as previously discussed. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

The major provisions of Gramm-Leach are:

Financial Holding Companies and Financial Activities. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, if its subsidiary depository institutions are well-managed, well-capitalized and have received at least a "satisfactory" rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.

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

Privacy. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

      o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

      o     annual notices of their privacy policies to current customers; and

      o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

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

Safeguarding Confidential Customer Information. Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

      o identify and assess the risks that may threaten customer information;

      o develop a written plan containing policies and procedures to manage and control these risks;

      o     implement and test the plan; and

      o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

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

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties are also applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

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

Effective August 29, 2002, as directed by Section 302(a) of the Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The Act imposes several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the last quarter.

Fair Credit Reporting Act

In 1970, the U. S. Congress enacted the Fair Credit Reporting Act (the "FCRA") in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provisions of the FCRA were to terminate as of December 31, 2003. With the enactment of the Fair and Accurate Transactions Act (FACT Act) in late 2003, the preemption provisions of FCRA were extended, although the FACT Act imposes additional requirements on entities that gather and share consumer credit information. The FACT Act requires the Federal Reserve Board and the Federal Trade Commission to issue final regulations within nine months of the effective date of the Act. The provisions of these implementing regulations, and their effect on the Company's banks, cannot be determined at this time.

Expanding Enforcement Authority

The Federal Reserve Board, the Office of the Comptroller of Currency, the New York State Superintendent of Banks and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution, which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. The OCC has indicated, in the case of NBG, that it is considering whether civil money penalties should be imposed for certain of the violations of law identified in its Report of Examination for the period ended September 30, 2002.

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

2003 Regulatory Developments

On September 4, 2003, the boards of NBG and BNB entered into formal agreements with their primary regulator, the OCC. Under the terms of the agreements, NBG and BNB, without admitting any violations, agreed to take certain actions designed to assure that their operations are in accordance with applicable laws and regulations. The agreements require them, among other things, to: appoint a Compliance Committee of the Board; develop, implement and ensure compliance with a written plan outlining actions to be taken to address regulatory recommendations set forth in the reports of examination, review and assess the capabilities of management; develop various policies and programs to reduce credit risk and identify problem loans and to adopt policies that will permit them to declare dividends only when they are in compliance with their approved capital plans and applicable laws, and upon prior written notice to (but not with the consent of) the OCC. The boards of both banks have taken, or are in the process of taking, the actions required by the agreements, and the Company has implemented a compliance monitoring program to track and monitor compliance within each bank of each requirement in the formal agreements.

Both banks were required to develop capital plans that will enable them to achieve, by March 31, 2004, Tier 1 leverage capital equal to 8% of risk-weighted assets, Tier 1 risk-based capital equal to 10% of risk-weighted assets, and total risk-based capital of 12% of risk-weighted assets. Interim levels, to be achieved by December 31, 2003, were also established, at 6.25%, 9.0% and 11.0%, respectively, for Bath, and 7.0%, 9.0% and 10.5%, respectively, for NBG. Following the closing of the credit facility with M&T Bank in December 2003, loan proceeds were downstreamed to NBG and BNB so that the capital levels required to be achieved by March 31, 2004 were met by December 31, 2003.

The NBG agreement also requires its board of directors to adopt, implement and ensure adherence to a written policy on extensions of overdraft credit and limit the circumstances under which NBG will be permitted to extend credit to its affiliates, and requires the bank to engage an independent appraiser to provide updated real estate appraisals where required.

The BNB agreement also requires its board of directors to adopt, implement and ensure adherence to a written action plan outlining proposed corrective action addressing issues in the pre-existing Matters Requiring Attention pertaining to interest rate risk measurement and monitoring systems.

Also on September 4, 2003, in a letter to the Federal Reserve Bank of New York, the Company's primary regulator, the Company terminated its financial holding company status and began operating instead as a bank holding company. The change in status will not affect any non-financial subsidiaries or activities currently being conducted by the Company, although it will mean that future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

The Company believes that it has made substantial progress to date in enhancing its risk management and governance practices while working with management and Boards of NBG and BNB to address the various requirements set forth in the formal agreements. There can be no assurance, however, as to the precise timing for determining that all required corrective actions have been taken to the appropriate satisfaction of the OCC. The Board and senior management team are committed to the goal of establishing and maintaining "best practices" at both the Company and the bank level in the areas of governance, corporate conduct, risk management and regulatory compliance, and to meeting all of the banks' commitments to their regulators. While the Company believes that substantial progress has been made in this pursuit to date, the Company also recognizes that this remains an important ongoing effort requiring dedication and a commitment of resources at all levels of the holding company and the banks.

Item 2.  Properties

The Company's headquarters and operations center is located in Warsaw, New York. This facility is leased for a nominal rent from the Wyoming County Industrial Development Agency for local tax reasons and the Company has the right to purchase it for nominal consideration beginning in November 2006. The following table lists the properties of each of the Company's subsidiaries:

                                                  TYPE OF          LEASED OR            EXPIRATION
            ENTITY \ LOCATION                    FACILITY            OWNED               OF LEASE
            -----------------                    --------            -----               --------
     Wyoming County Bank
       Warsaw.............................      Main Office           Own                   --
       Attica.............................        Branch              Own                   --
       Batavia............................        Branch             Lease            September 2011
       Batavia (In-Store).................        Branch             Lease              August 2009
       Dansville..........................        Branch             Lease              March 2014
       East Aurora........................        Branch             Lease              March 2013
       Geneseo............................        Branch              Own                   --
       Lakeville..........................        Branch              Own                   --
       Mount Morris.......................        Branch              Own                   --
       North Java.........................        Branch              Own                   --
       North Warsaw.......................        Branch              Own                   --
       Orchard Park.......................        Branch         Ground Lease          January 2019
       Pavilion...........................        Branch              Own                   --
       Strykersville......................        Branch              Own                   --
       Williamsville......................        Branch             Lease               May 2005
       Wyoming............................        Branch              Own                   --
       Yorkshire..........................        Branch             Lease             November 2007

     National Bank of Geneva
       Geneva.............................      Main Office           Own                   --
       Geneva.............................    Drive-up Branch         Own                   --
       Geneva (Plaza).....................        Branch         Ground Lease          January 2016
       Caledonia..........................        Branch             Lease              April 2006
       Canandaigua........................        Branch              Own                   --
       Honeoye Falls......................        Branch             Lease            September 2017
       Leroy..............................        Branch              Own                   --
       North Chili........................        Branch              Own                   --
       Ovid...............................        Branch              Own                   --
       Penn Yan...........................        Branch              Own                   --
       Victor.............................        Branch              Own                   --
       Waterloo...........................        Branch              Own                   --

     Bath National Bank
       Bath...............................      Main Office           Own                   --
       Bath...............................    Drive-up Branch         Own                   --
       Avoca..............................        Branch              Own                   --
       Avoca..............................    Drive-up Branch        Lease            September 2004
       Cohocton...........................     Closed Branch         Lease              August 2005
       Dundee.............................        Branch              Own                   --
       Elmira.............................        Branch              Own                   --
       Elmira Heights.....................        Branch             Lease              August 2009
       Erwin..............................        Branch             Lease              August 2004
       Hammondsport.......................        Branch              Own                   --
       Hornell............................        Branch              Own                   --
       Horseheads.........................        Branch             Lease             October 2012
       Naples.............................        Branch              Own                   --
       Wayland............................        Branch              Own                   --

     First Tier Bank & Trust
       Olean..............................      Main Office           Own                   --
       Olean..............................    Drive-up Branch         Own                   --
       Allegany...........................        Branch              Own                   --
       Cuba...............................        Branch              Own                   --
       Ellicottville......................        Branch              Own                   --
       Lakewood...........................        Branch              Own                   --
       Salamanca..........................        Branch              Own                   --

     Burke Group
       Honeoye Falls......................      Main Office          Lease             December 2018
       Syracuse...........................        Branch             Lease              April 2005

Item 3. Legal Proceedings

From time to time the Company and its subsidiaries are parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or its subsidiaries, which, if determined adversely, would have a material effect on the Company's business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The common stock of the Company is traded under the symbol of FISI on the Nasdaq National Market. At March 1, 2004, the Company had 11,172,673 shares of common stock outstanding (exclusive of treasury shares) and approximately 2,400 shareholders of record. The following chart lists prices of actual sales transactions as reported by Nasdaq, as well as the Company's cash dividends declared.

                                 Sales Price            Cash Dividends
                          High       Low        Close      Declared
                        -------------------------------------------------
  2003
  First Quarter         $ 29.75    $ 19.05     $ 19.82      $ 0.16
  Second Quarter          27.23      18.94       23.53        0.16
  Third Quarter           27.20      21.80       21.92        0.16
  Fourth Quarter          29.40      22.00       28.23        0.16

  2002
  First Quarter         $ 30.00    $ 23.33     $ 29.11      $ 0.13
  Second Quarter          38.85      28.74       37.86        0.14
  Third Quarter           38.25      24.35       27.15        0.15
  Fourth Quarter          32.04      25.05       29.36        0.16

The Company pays regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Banks, future dividends will depend upon the earnings of the Banks', their financial condition and need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict the Company's ability to pay dividends. For further discussion on dividend restrictions, please refer to page 14, as these restrictions may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.

Item 6. Selected Financial Data

(Dollars in thousands)                                        December 31
                                    --------------------------------------------------------------
                                       2003         2002         2001         2000         1999
                                    --------------------------------------------------------------
Selected Financial Condition Data
Total assets                        $2,173,732   $2,105,034   $1,794,296   $1,289,327   $1,136,460
Loans                                1,345,347    1,321,892    1,166,050      887,145      763,745
Allowance for loan losses               29,064       21,660       19,074       13,883       11,421
Securities available for sale          604,964      596,862      428,423      257,823      197,134
Securities held to maturity             47,131       47,125       61,281       76,947       81,356
Deposits                             1,818,891    1,708,523    1,433,658    1,078,111      949,531
Borrowed funds                         154,247      195,479      190,389       62,384       56,336
Shareholders' equity                   183,103      178,294      149,187      131,618      117,539


(Dollars in thousands)                             For the years ended December 31
                                    --------------------------------------------------------------
                                       2003         2002         2001         2000         1999
                                    --------------------------------------------------------------
Selected Results of Operations
Data
Interest income                     $  111,450   $  118,439   $  114,468   $   96,467   $   78,692
Interest expense                        35,949       42,585       49,694       43,605       31,883
                                    --------------------------------------------------------------
Net interest income                     75,501       75,854       64,774       52,862       46,809
Provision for loan losses               22,526        6,119        4,958        4,211        3,062
                                    --------------------------------------------------------------
Net interest income after
   Provision for loan loss              52,975       69,735       59,816       48,651       43,747
Noninterest income                      26,072       22,189       15,782        9,409        8,055
Noninterest expense (3)                 60,823       53,049       43,352       30,156       27,032
                                    --------------------------------------------------------------
Income before income taxes              18,224       38,875       32,246       27,904       24,770
Income taxes                             3,977       12,419       11,033        9,804        8,813
                                    --------------------------------------------------------------
Net income                          $   14,247   $   26,456   $   21,213   $   18,100   $   15,957
                                    ==============================================================

                                                            At or for the years ended December 31
                                                        ----------------------------------------------
                                                         2003      2002      2001      2000      1999
                                                        ----------------------------------------------
Per Common Share Data
Net income - basic                                      $ 1.14    $ 2.26    $ 1.79    $ 1.51    $ 1.38
Net income - diluted                                      1.13      2.23      1.77      1.51      1.38
Cash dividends declared on common stock                   0.64      0.58      0.48      0.42      0.31
Book value                                               14.81     14.46     11.93     10.36      9.05
Market value                                             28.23     29.36     23.40     13.61     12.12

Selected Financial Ratios and Other Data
Performance Ratios:
  Return on common equity                                 7.65%    17.01%    15.84%    15.78%    16.16%
  Return on assets                                        0.66      1.35      1.34      1.51      1.54
  Common dividend payout                                 56.14     25.66     26.82     27.81     22.46
  Net interest rate spread                                3.62      3.96      3.96      3.98      4.19
  Net interest margin (1)                                 3.95      4.37      4.62      4.87      5.00
  Efficiency ratio                                       55.73     50.62     48.49     45.19     45.55
  Noninterest income to average total assets (2)          1.16      1.11      0.96      0.76      0.75
  Noninterest expenses to average total assets            2.82      2.70      2.73      2.52      2.61
  Average interest-earning assets to average interest
     bearing liabilities                                118.62    117.82    119.67    123.25    124.86

Asset Quality Ratios:
  Non-performing loans to total loans                     3.82%     2.81%     0.86%     0.80%     0.75%
  Non-performing assets to total loans and other real     3.87      2.90      0.94      0.91      0.88
     estate
  Allowance for loan losses to non-performing loans         56        58       190       195       199
  Allowance for loan losses to total loans                2.16      1.64      1.64      1.56      1.50
  Net charge-offs during the period to average loans
     outstanding during the year                          1.11      0.30      0.23      0.21      0.17

Capital ratios:
  Equity to total assets                                  8.42%     8.47%     8.31%    10.21%    10.34%
  Average common equity to average assets                 7.74      7.47      7.84      8.78      8.63

Other Data:
  Number of full-service offices                            48        47        41        32        29
  Loans serviced for others (in millions)               $439.5    $356.4    $302.3    $205.2    $200.2
  Full time equivalent employees                           744       685       608       441       411

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

                                                                       ----------------------------------------------
  (Dollars in thousands)                                                 First       Second     Third       Fourth
                                                                        Quarter     Quarter    Quarter     Quarter
                                                                       ----------------------------------------------
  Selected Quarterly Financial Information
  2003
  Results of operations data:
    Interest income                                                       $28,527    $28,764     $27,310     $26,849
    Interest expense                                                        9,686      9,571       8,770       7,922
    Net interest income                                                    18,841     19,193      18,540      18,927
    Provision for loan losses                                               3,298      5,311       5,590       8,327
    Net interest income after provision for loan losses                    15,543     13,882      12,950      10,600
    Noninterest income                                                      6,102      6,160       7,059       6,751
    Noninterest expense                                                    15,576     14,947      14,896      15,404
    Income before income taxes                                              6,069      5,095       5,113       1,947
    Income taxes                                                            1,773      1,445       1,058       (299)
    Net income                                                              4,296      3,650       4,055       2,246

  Per common share data:
    Net income - basic                                                      $0.35      $0.29       $0.33       $0.17
    Net income - diluted                                                     0.35       0.29        0.33        0.17
    Cash dividends declared                                                  0.16       0.16        0.16        0.16
    Book value                                                              14.57      15.11       14.78       14.81
    Market value                                                            19.82      23.53       21.92       28.23


                                                                       ----------------------------------------------
                                                                         First       Second     Third       Fourth
                                                                        Quarter     Quarter    Quarter     Quarter
                                                                       ----------------------------------------------
  2002
  Results of operations data:
    Interest income                                                       $28,560    $29,927     $30,343     $29,609
    Interest expense                                                       10,483     10,941      10,810      10,351
    Net interest income                                                    18,077     18,986      19,533      19,258
    Provision for loan losses                                               1,007      1,181       1,452       2,479
    Net interest income after provision for loan losses                    17,070     17,805      18,081      16,779
    Noninterest income                                                      4,937      5,157       5,687       6,408
    Noninterest expense                                                    12,100     13,093      13,418      14,438
    Income before income taxes                                              9,907      9,869      10,350       8,749
    Income taxes                                                            3,250      3,225       3,466       2,478
    Net income                                                              6,657      6,644       6,884       6,271

  Per common share data:
    Net income - basic                                                      $0.57      $0.57       $0.59       $0.53
    Net income - diluted                                                     0.56       0.56        0.58        0.53
    Cash dividends declared                                                  0.13       0.14        0.15        0.16
    Book value                                                              12.26      13.23       14.03       14.46
    Market value                                                            29.11      37.86       27.15       29.36

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company during the year ended December 31, 2003 and the preceding two years. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.

Income. The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, service charges on deposits, financial services group fees and commissions, mortgage banking activities, gain or loss on the sale or call of investment securities and other miscellaneous income.

Expenses. The Company's expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of intangible assets, computer and data processing, professional fees, other miscellaneous expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

OVERVIEW

Net income was $14.2 million, $26.5 million and $21.2 million for 2003, 2002 and 2001, respectively. Diluted earnings per share for the year ended December 31, 2003 was $1.13, compared to $2.23 in 2002 and $1.77 in 2001. The return on average common equity in 2003 was 7.65%, compared to 17.01% in 2002 and 15.84% in 2001. The return on average assets in 2003 was 0.66%, compared to 1.35% in 2002 and 1.34% in 2001.

Net interest income, the principal source of the Company's earnings, was $75.5 million in 2003 comparable to $75.9 million in 2002. Net interest margin was 3.95% for the year ended December 31, 2003, a drop of 42 basis points from the 4.37% level for last year.

The most significant item affecting 2003 financial results was the provision for loan losses, which totaled $22.5 million in 2003, an increase of $16.4 million over the $6.1 million provision for loan losses in 2002. Credit quality issues made 2003 a challenging year for the Company. High levels of nonperforming loans with associated charge-offs and increases to the allowance for loan losses significantly impacted financial results. Nonperforming assets increased to $52 million at December 31, 2003 compared to $38 million at December 31, 2002. Nonperforming agricultural credits, principally dairy farms, have increased $10 million since December 31, 2002. Total nonperforming agricultural loans were $22 million at December 31, 2003 or 9.40% of total agricultural loans. Borrower cash flows in the dairy industry have recently improved due to some stabilization and upward movement in milk prices. Net loan charge-offs were $15 million, or 1.11% of average loans, for the year ended December 31, 2003 compared to $4 million, or 0.30% of average loans for 2002. Commercial and commercial mortgage loans represented $11 million of net charge-offs in 2003.

During 2003, increased regulatory oversight was put in place in the form of formal agreements at the two national banks, NBG and BNB. In addition, the Company's management placed a renewed focus on risk management, from both a corporate and credit perspective. This included expansion of the position formerly known as Chief Credit Officer to Chief Risk Officer. The Company has committed substantial resources to credit administration and underwriting functions with the goal of increasing consistency among subsidiary banks in reporting and grading loans, and strengthening the review and oversight of subsidiary bank lending and credit administration at the holding company level.

The Company's future challenges include managing existing credit quality issues as well as continuing to strengthen and standardize the current loan underwriting process. Significant resources have been invested in building an infrastructure necessary to manage the current credit issues and to support future growth. Management is now faced with the challenge of leveraging that infrastructure to grow revenues by investing in quality assets.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, which are those policies that Management believes are the most important to the Company's financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require particularly subjective or complex judgments important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

Allowance for Loan Losses: The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management's assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity. For additional discussion related to the Company's accounting policies for the allowance for loan losses, see Note 1 of the notes to consolidated financial statements.

Goodwill: Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company's consolidated financial statements, results of operations or liquidity. During 2003, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. For additional discussion related to the Company's accounting policy for goodwill and other intangible assets, see Note 1 of the notes to the consolidated financial statements.

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

                                                                        Year ended December 31
                                    ----------------------------------------------------------------------------------------------
                                                 2003                           2002                            2001
                                    -----------------------------  -----------------------------  --------------------------------
                                      Average    Interest            Average   Interest             Average    Interest
                                    Outstanding   Earned/  Yield/  Outstanding  Earned/   Yield/  Outstanding   Earned/    Yield/
(Dollars in thousands)                Balance      Paid     Rate     Balance     Paid      Rate     Balance      Paid       Rate
                                    ----------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     interest bearing deposits      $   45,361  $    505     1.11%  $   28,889  $    494     1.71%  $    8,634  $    358     4.15%
   Investment securities (1):
     Taxable                           387,799    16,073     4.14      364,356    19,109     5.24      251,794    15,288     6.07
     Non-taxable                       231,529    12,794     5.53      211,358    13,109     6.20      170,151    11,279     6.63
                                    ----------  --------  -------   ----------  --------  -------   ----------  --------  -------
       Total investment securities     619,328    28,867     4.66      575,714    32,218     5.59      421,945    26,567     6.30
   Loans (2):
     Commercial and agricultural       859,709    51,196     5.96      766,818    52,177     6.80      611,866    51,244     8.38
     Residential real estate           255,429    18,340     7.18      234,813    19,362     8.25      227,784    20,193     8.86
     Consumer and home equity          242,491    17,020     7.02      233,173    18,776     8.05      217,070    20,045     9.23
                                    ----------  --------  -------   ----------  --------  -------   ----------  --------  -------
       Total loans                   1,357,629    86,556     6.38    1,234,804    90,315     7.31    1,056,720    91,482     8.66
         Total interest-earning
           assets                    2,022,318   115,928     5.73    1,839,407   123,027     6.69    1,487,299   118,407     7.96

Allowance for loan losses              (25,135)                        (20,030)                        (16,825)
Other non-interest earning assets      158,554                         145,639                         117,698
                                    ----------                      ----------                      ----------

           Total assets             $2,155,737                      $1,965,016                      $1,588,172
                                    ==========                      ==========                      =========

Interest-bearing liabilities:
   Savings and money market         $  411,587  $  3,958     0.96%  $  366,708  $  5,768     1.57%  $  253,128  $  5,244     2.07%
   Interest-bearing checking           389,267     3,547     0.91      354,687     5,059     1.43      172,022     2,110     1.23
   Certificates of deposit             744,022    21,758     2.92      655,737    24,340     3.71      696,230    36,060     5.18
   Borrowed funds                      143,749     5,009     3.48      167,883     5,741     3.42      107,530     4,840     4.50
   Guaranteed preferred
     beneficial interests in
     corporations junior
     subordinated debentures            16,200     1,677    10.35       16,200     1,677    10.35       13,892     1,440    10.37
                                    ----------  --------  -------   ----------  --------  -------   ----------  --------  -------
         Total interest-bearing
           liabilities               1,704,825    35,949     2.11    1,561,215    42,585     2.73    1,242,802    49,694     4.00
                                    ----------  --------  -------   ----------  --------  -------   ----------  --------  -------

Non-interest bearing demand
  deposits                             245,234                         219,028                         181,831
                                    ----------                      ----------                      ----------
Other non-interest-bearing
  liabilities                           21,165                          20,306                          21,318
                                    ----------                      ----------                      ----------
           Total liabilities         1,971,224                       1,800,549                       1,445,951

Stockholders' equity (3)               184,513                         164,467                         142,221
                                    ----------                      ----------                      ----------
           Total liabilities
              and stockholders'
               equity               $2,155,737                      $1,965,016                      $1,588,172
                                    ==========                      ==========                      ==========
Net interest income                             $ 79,979                        $ 80,442                        $ 68,713
                                                ========                        ========                        ========
Net interest rate spread                                     3.62%                           3.96%                           3.96%
                                                          =======                         =======                         =======
Net earning assets                  $  317,493                      $  278,192                      $ 244,497
                                    ==========                      ==========                      ==========
Net interest income as a
   percentage of average
   interest-earning assets                                   3.95%                           4.37%                           4.62%
                                                          =======                         =======                         =======
Ratio of average interest-earning
   assets to average
   interest-bearing liabilities                            118.62%                         117.82%                         119.67%
                                                          =======                         =======                         =======

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

Net Interest Income

Net interest income, the principal source of the Company's earnings, was $75.5 million in 2003 comparable to $75.9 million in 2002. Net interest margin was 3.95% for the year ended December 31, 2003, a drop of 42 basis points from the 4.37% level for the same period last year. Growth in average earning assets of $183 million, or 10%, served to partially offset the fall in net interest margin. The growth in average earning assets is comprised of average increases of $123 million and $60 million in loans and investment securities, respectively. The Company's yield on average earning assets was 5.73% for 2003, down 96 basis points from 6.69% from 2002. The Company's loan portfolio yield was 6.38% and tax-equivalent investment yield was 4.66% for 2003, each down 93 basis point from 2002. The decline in both categories is partially due to the historically low interest rate environment, which has led to repricing of variable rate loans and prepayments of higher yielding investment securities and redeployment of those funds at current market rates. Lost interest on the higher levels of nonaccrual loans has also contributed to the decline in loan portfolio yield.

Total average interest-bearing liabilities were $1.705 billion for the year ended December 31, 2003 representing a $144 million increase over 2002 and represented approximately 80% of the average increased funding required to support the growth in average earning assets. The principal funding source for the average earning asset growth was deposits, with the average for the year ended December 31, 2003 increasing $194 million or 12% over the average for the same period in 2002. Net interest margin declined in 2003, as general market interest rates declined to historically low levels. As overall interest rates have continued to remain low, the Company's yields on earning assets declined in 2003 more rapidly than the cost of funds.

The Company's cost of interest bearing liabilities was 2.11% for 2003, a drop of 62 basis points from 2002. Interest bearing liabilities represented approximately 85% of the funding sources for earning assets in 2003 and 2002 with the balance of earning assets being funded by net noninterest bearing funding sources. Net noninterest bearing funding sources represent the amount of zero interest cost funds such as demand deposits and equity that are available to fund earning assets after funding non-interest earning assets. Coupling the zero interest funding sources with interest bearing liabilities results in a total cost of funds for the Company in 2003 of 1.78%, down 54 basis points from the 2002 total cost of funds of 2.32%.

Net interest income was $75.9 million in 2002 compared with $64.8 million in 2001, an increase of $11.1 million or 17%. Average earning assets grew by $352 million to $1.839 billion in 2002, or 24% over 2001, which offset the effects of a 25 basis point decline in the net interest margin from 4.62% in 2001 to 4.37% in 2002. Total average interest-bearing liabilities were $1.561 billion for the year ended December 31, 2002, representing a $318 million increase over 2001 and 90% of the average increased funding required to support the growth in average earning assets.

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

                                                             Year ended December 31
                                           ----------------------------------------------------------------
                                                 2003 vs. 2002                      2002 vs. 2001
                                           ----------------------------------------------------------------
                                            Increase/(Decrease)   Total    Increase/(Decrease)     Total
                                                  Due To         Increase/        Due To         Increase/
(Dollars in thousands)                      Volume      Rate    (Decrease)   Volume      Rate    (Decrease)
                                           ---------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     interest-bearing deposits             $    200   $   (189)  $     11   $    349   $   (213)  $    136
   Investment securities:
     Taxable                                    971     (4,007)    (3,036)     5,957     (2,136)     3,821
     Non-taxable                              1,165     (1,480)      (315)     2,565       (735)     1,830
                                           --------   --------   --------   --------   --------   --------
       Total investment securities            2,136     (5,487)    (3,351)     8,522     (2,871)     5,651
   Loans:
     Commercial and agricultural              5,965     (6,946)      (981)    11,249    (10,316)       933
     Residential real estate                  1,466     (2,488)    (1,022)       595     (1,426)      (831)
     Consumer and home equity                   657     (2,413)    (1,756)     1,300     (2,569)    (1,269)
                                           --------   --------   --------   --------   --------   --------
       Total loans                            8,088    (11,847)    (3,759)    13,144    (14,311)    (1,167)
                                           --------   --------   --------   --------   --------   --------

       Total interest-earning assets         10,424    (17,523)    (7,099)    22,015    (17,395)     4,620
                                           ========   ========   ========   ========   ========   ========

Interest-bearing liabilities:
   Savings and money market                     432     (2,242)    (1,810)     1,807     (1,283)       524
   Interest-bearing checking                    311     (1,823)    (1,512)     2,606        343      2,949
   Certificates of deposit                    2,557     (5,138)    (2,581)    (1,500)   (10,220)   (11,720)
   Borrowed funds                              (833)       100       (733)     2,059     (1,158)       901
   Junior subordinated debentures
     issued to unconsolidated
     subsidiary trust                            --         --         --        240         (3)       237
                                           --------   --------   --------   --------   --------   --------

       Total interest-bearing liabilities     2,467     (9,103)    (6,636)     5,212    (12,321)    (7,109)
                                           ========   ========   ========   ========   ========   ========

       Net interest income                 $  7,957   $ (8,420)  $   (463)  $ 16,803   $ (5,074)  $ 11,729
                                           ========   ========   ========   ========   ========   ========

Provision for Loan Losses

The provision for loan losses represents management's estimate of the expense necessary to maintain the allowance for loan losses at a level representative of losses in the portfolio. The provision for loan losses was $22.5 million in 2003, compared to $6.1 million in 2002 and $5.0 million in 2001. The significant increase in the provision for loan losses during 2003 primarily relates to higher levels of nonperforming loans and charge-offs. Nonperforming loans increased to $51.5 million at December 31, 2003 compared to $37.1 million at December 31, 2002. Nonperforming agricultural credits, principally dairy farms, have increased $10 million since December 31, 2002 after a long period of depressed milk prices. Total nonperforming agricultural loans were $22 million at December 31, 2003 or 9.40% of total agricultural loans. Borrower cash flows in the dairy industry have recently improved due to some stabilization and upward movement in milk prices. Net loan charge-offs were $15 million, or 1.11% of average loans, for the year ended December 31, 2003 compared to $4 million, or 0.30% of average loans for 2002. Commercial and commercial mortgage loans represented $11 million of net charge-offs in 2003. The ratio of the allowance for loan losses to nonperforming loans was 56% at December 31, 2003 versus 58% at December 31, 2002. The ratio of allowance for loan losses to total loans was 2.16% and 1.64% at December 31, 2003 and 2002, respectively. See "Lending Activities" section for further discussion.

Noninterest Income

The following table presents the major categories of noninterest income during the years indicated:

                                                                          Year Ended December 31
                                                              --------------------------------------------
(Dollars in thousands)                                             2003             2002              2001
                                                                   ----             ----              ----
     Service charges on deposits..........................    $  11,461        $  10,603         $   7,653
     Financial services group fees and commissions........        5,692            5,629             2,690
     Mortgage banking activities..........................        4,036            2,279             2,190
     Gain on sale or call of securities...................        1,041              285               531
     Other................................................        3,842            3,393             2,718
                                                              ---------        ---------         ---------

       Total noninterest income...........................    $  26,072        $  22,189         $  15,782
                                                              =========        =========         =========

Noninterest income increased 17% to $26.1 million in 2003 compared to $22.2 million in 2002. The increase in noninterest income is partially attributed to the growth in deposits and related service fees. The increase in mortgage banking activities, which includes gains and losses from the sale of loans, mortgage servicing income and the amortization and impairment of mortgage servicing rights, corresponds with the increase in residential mortgage refinancing activity resulting from the historically low interest rate environment during 2003. Gains and losses from the sale of loans, the largest component of mortgage banking activities, totaled $3.2 million and $1.5 million in 2003 and 2002, respectively. The Company sells most fixed rate newly originated and refinanced mortgage loans in the secondary market and retains the servicing rights. The Company's loan servicing portfolio was $439 million at December 31, 2003 compared to $356 million at December 31, 2002.

Noninterest income increased 41% to $22.2 million in 2002 compared to $15.8 million in 2001. The increase in noninterest income is partially attributed to the growth in deposits and related service fees. In addition, the increase in financial services group fees and commissions reflects the ongoing expansion of the financial services line of business. In comparison to 2001, the year ended December 31, 2002 reflects a full year of fees and commissions generated by the Company's employee benefits administration and compensation consulting firm, BGI, acquired during the fourth quarter of 2001.

Noninterest Expense

The following table presents the major categories of noninterest expense during the years indicated:

                                                                          Year Ended December 31
                                                              --------------------------------------------
(Dollars in thousands)                                             2003             2002              2001
                                                                   ----             ----              ----
     Salaries and employee benefits.......................    $  33,825        $  30,093         $  22,958
     Occupancy and equipment..............................        8,270            7,285             6,050
     Supplies and postage.................................        2,468            2,371             1,953
     Amortization of goodwill.............................           --               --             1,653
     Amortization of other intangible assets..............        1,226              898               728
     Computer and data processing.........................        1,829            1,759             1,501
     Professional fees....................................        1,881            1,612             1,326
     Other................................................       11,324            9,031             7,183
                                                              ---------        ---------         ---------

       Total noninterest expense..........................    $  60,823        $  53,049         $  43,352
                                                              =========        =========         =========

Noninterest expense was $60.8 million compared to $53.0 million in 2002. The overall increase in noninterest expense is generally attributed to higher credit collection costs, costs of opening new branch offices and costs for additional lending and credit administration staff. The Company's largest component of noninterest expense, salaries and employee benefits, increased 13% in 2003, primarily a reflection of staffing additions as previously indicated. Included in 2003 other expenses are the following items which increased substantially from the prior year: $1.1 million of other real estate expense, $683,000 of commercial loan expense and $544,000 of limited partnership expense. The additional noninterest expenses, coupled with a slowing of revenue growth, are the principal factors in an increase in the

Company's efficiency ratio to 55.7% for the year ended December 31, 2003, compared to 50.6% and 48.5% in 2002 and 2001, respectively.

Noninterest expense increased 22% to $53.0 million in 2002 compared to $43.4 million in 2001. The Company's largest component of noninterest expense, salaries and employee benefits, increased 31% in 2002, a reflection of staffing additions from acquisitions and other additions necessary to support the Company's growth. The increase also results from overhead coupled with integrating the newly acquired companies, expenditures associated with maintaining the Company's investment in technology and costs connected with opening new branch offices. In contrast, goodwill amortization expense recognized on the BNB acquisition, which amounted to $1.7 million in 2001, ceased on January 1, 2002 with the adoption of SFAS No. 142.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $4.0 million, $12.4 million and $11.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The fluctuation in the provision for income taxes corresponds in general with taxable income levels for each year. The effective tax rate for 2003 was 21.8%, compared to 31.9% in 2002 and 34.2% in 2001. The lower effective tax rate in 2003 is primarily attributable to tax exempt interest income constituting a larger proportion of net income before income taxes.

Segment Information

In accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's reportable segments are comprised of WCB, NBG, BNB, FTB and FSG as the Company evaluates performance on an individual bank basis. During 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company restated segment results to reflect the merger and transfers for each of the years presented. Financial information related to the Company's segments is presented in Note 17 of the notes to consolidated financial statements.

FINANCIAL CONDITION

At December 31, 2003 the Company had total assets of $2.174 billion, an increase of 3% from $2.105 billion at December 31, 2002. Total deposits were $1.819 billion at year-end 2003, compared with $1.709 billion a year earlier. Book value per common share at December 31, 2003 was $14.81, an increase of 2% from $14.46 at December 31, 2002.

At December 31, 2003 the Company's total shareholders' equity was $183 million compared to $178 million a year earlier. During the fourth quarter of 2003 the Company completed a debt-financing plan that raised $25 million. Approximately $15 million of the financing proceeds were contributed as capital to the Company's NBG and BNB subsidiaries allowing those banks to meet higher capital ratios required in agreements imposed by their regulator. See Note 15 of the notes to consolidated financial statements.

Lending Activities

Set forth below is selected information concerning the composition of the Company's loan portfolio.

                                                      At December 31
                              ---------------------------------------------------------------
(Dollars in thousands)             2003          2002          2001         2000        1999
                              ---------------------------------------------------------------
Commercial                    $   248,313   $   262,630   $   232,379   $ 169,832   $ 140,376
Commercial real estate            369,712       332,134       274,702     166,041     137,648
Agricultural                      235,199       233,769       186,623     165,367     151,534
Residential real estate           251,502       251,898       240,141     201,160     189,149
Consumer and home equity          240,591       241,461       232,205     184,745     145,038
                              -----------   -----------   -----------   ---------   ---------
   Total loans, gross           1,345,317     1,321,892     1,166,050     887,145     763,745

   Allowance for loan losses      (29,064)      (21,660)      (19,074)    (13,883)    (11,421)
                              -----------   -----------   -----------   ---------   ---------

   Total loans, net           $ 1,316,253   $ 1,300,232   $ 1,146,976   $ 873,262   $ 752,324
                              ===========   ===========   ===========   =========   =========

Gross loans increased slightly to $1.345 billion at December 31, 2003 from $1.322 billion at December 31, 2002, an increase of $23 million or 1.8%. Commercial loans decreased $14 million or 5.5%, while commercial real estate loans increased by $38 million or 11.3%. At December 31, 2003, commercial loans totaled $248 million, representing 18.5% of total loans, and commercial real estate loans totaled $370 million, representing 27.5% of total loans. At December 31, 2003, agricultural loans, which include agricultural real estate loans, totaled $235 million, representing 17.5% of the total loan portfolio.

As of December 31, 2003 and 2002, residential real estate loans remained flat at $252 million or 18.7% of total loans in 2003. Although the residential real estate loans portfolio remained flat year-over-year, the Company processed a significant number of mortgage applications during 2003 because of the historically low interest rate environment during 2003. The Company sells most qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio increased to $386 million at December 31, 2003 from $301 million at December 31, 2002. During 2003 and 2002, the Company sold residential real estate loans totaling $192 million and $139 million, respectively.

Gross loans increased to $1.322 billion at December 31, 2002 from $1.166 billion at December 31, 2001, an increase of $156 million or 13.4%, principally from continued expansion of the commercial, commercial real estate and agricultural loan portfolios. Commercial loans increased $30 million or 13.0%, while commercial real estate loans increased by $57 million or 20.9%. At December 31, 2002, commercial loans totaled $263 million, representing 19.9% of total loans, and commercial real estate loans totaled $332 million, representing 25.1% of total loans. At December 31, 2002, agricultural loans increased by $47 million or 25.3%, to $234 million, represented 17.7% of the total loan portfolio. The 2002 increases in commercial, commercial real estate and agricultural loans reflect the Company's expanded business development efforts.

As of December 31, 2002, residential real estate loans grew by $12 million or 4.9% from December 31, 2001, and totaled $252 million or 19.1% of total loans. The relatively small percentage increase in residential real estate loans in comparison to commercial loan types corresponds with the Company's trend towards selling newly originated residential real estate mortgages, which is evidenced by the increase in the sold and serviced loan portfolio to $301 million at December 31, 2002 from $246 million at December 31, 2001. During 2002 and 2001, the Company sold residential real estate loans totaling $139 million and $117 million, respectively.

The Company also offers a broad range of consumer loan products. Consumer and home equity loans totaled $241 million at December 31, 2003 and 2002, representing 17.9% of the total loan portfolio at year-end 2003. The flat consumer portfolio is a reflection of an increase in home equity lines of credit offset by a decline in the Company's indirect lending program, which resulted from an increase in competition for automobile financing.

Nonaccrual Loans and Nonperforming Assets

During 2003, the Company's credit quality declined further, particularly in the agricultural sector. Nonperforming loans increased to $51.5 million at December 31, 2003 compared to $37.1 million at December 31, 2002. Nonperforming agricultural credits, principally dairy farms, have increased $10 million since December 31, 2002 after a long period of depressed milk prices. Total nonperforming agricultural loans were $22 million at December 31, 2003 or 9.40% of total agricultural loans. Net loan charge-offs were $15 million, or 1.11% of average loans, for the year ended December 31, 2003 compared to $4 million, or 0.30% of average loans for 2002. Commercial and commercial mortgage loans represented $11 million of net charge-offs in 2003.

The Company has performed a comprehensive analysis of each impaired loan over $250,000, including the borrower's paying capacity; assessed the collateral supporting the loans outstanding and made appropriate allocations of loss allowances. Various forms of collateral including receivables, inventory, livestock, equipment, real property and other assets, secure the majority of the nonperforming loans.

The following table sets forth information regarding nonaccrual loans and other nonperforming assets.

                                                              At December 31
                                           ----------------------------------------------------
(Dollars in thousands)                        2003       2002       2001       2000       1999
                                           ----------------------------------------------------
Nonaccrual loans (1)
     Commercial                            $ 12,983   $ 12,760   $  2,623   $  1,044   $  1,159
     Commercial real estate                  11,745      8,407      3,344      1,619      1,373
     Agricultural                            18,870      8,739      1,529      2,881      1,455
     Residential real estate                  2,496      1,065        921        835        413
     Consumer and home equity                   578        915        541        217        375
                                           --------   --------   --------   --------   --------
         Total nonaccrual loans              46,672     31,886      8,958      6,596      4,775

Restructured loans                            3,069      4,129         --         --         --

Accruing loans 90 days or more delinquent     1,709      1,091      1,064        521        969
                                           --------   --------   --------   --------   --------

Total nonperforming loans                    51,450     37,106     10,022      7,117      5,744

Other real estate owned                         653      1,251        947        932        969
                                           --------   --------   --------   --------   --------

Total nonperforming assets                 $ 52,103   $ 38,357   $ 10,969   $  8,049   $  6,713
                                           ========   ========   ========   ========   ========

Total nonperforming loans to total loans       3.82%      2.81%      0.86%      0.80%      0.75%

Total nonperforming assets to total loans
     and other real estate                     3.87%      2.90%      0.94%      0.91%      0.88%

(1) Although loans are generally placed on nonaccrual status when they become 90 days or more past due they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses in the Company's loan portfolio. The Company performs periodic, systematic reviews of its Banks' portfolios to identify these probable losses, and to assess the overall collectibility of these portfolios. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses in each loan category based on the results of this detailed review. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management's judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, the Company believes that the allowance for loan losses is fairly stated at December 31, 2003.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated.

                                                                  Years Ended December 31
                                                   ----------------------------------------------------
(Dollars in thousands)                               2003       2002       2001       2000       1999
                                                   ----------------------------------------------------
Balance at beginning of year                       $ 21,660   $ 19,074   $ 13,883   $ 11,421   $  9,570

Addition resulting from acquisitions                     --        174      2,686         --         --

Charge-offs:
     Commercial                                       8,891      1,771      1,003        466        312
     Commercial real estate                           2,953        944        394        629        139
     Agricultural                                     1,876        106         58         85         12
     Residential real estate                            215         98        178        113        461
     Consumer and home equity                         2,107      1,499      1,319        905        663
                                                   --------   --------   --------   --------   --------
         Total charge-offs                           16,042      4,418      2,952      2,198      1,587

Recoveries:
     Commercial                                         525        210         58        206         88
     Commercial real estate                              35         69         23         22         23
     Agricultural                                         3         36         --          1         --
     Residential real estate                             11         67         19          5        163
     Consumer and home equity                           346        329        399        215        102
                                                   --------   --------   --------   --------   --------
         Total recoveries                               920        711        499        449        376

Net charge-offs                                      15,122      3,707      2,453      1,749      1,211

Provision for loan losses                            22,526      6,119      4,958      4,211      3,062
                                                   --------   --------   --------   --------   --------

Balance at end of year                             $29,064    $ 21,660   $ 19,074   $ 13,883   $ 11,421
                                                   ========   ========   ========   ========   ========

Ratio of net charge-offs during the year to
     average loans outstanding during the year         1.11%      0.30%      0.23%      0.21%      0.17%

Ratio of allowance for loan losses to total loans      2.16%      1.64%      1.64%      1.56%      1.50%

Ratio of allowance for loan losses to
     nonperforming loans                                 56%        58%       190%       195%       199%

At December 31, 2003, the Company's allowance for loan losses totaled $29 million, an increase of $7 million over the previous year-end. The allowance as a percentage of total loans was 2.16% and 1.64% at December 31, 2003 and 2002, respectively. The ratio of allowance for loan losses to nonperforming loans declined slightly to 56% at December 31, 2003 versus 58% at December 31, 2002. The allowance for loan losses at December 31, 2003 represents the estimated probable losses in the loan portfolio based on the Company's comprehensive assessment of collateral values and borrower paying capacity on impaired loans in excess of $250,000 together with the Company's assessment of current economic conditions in the Company's market area. The results of these assessments showed that a provision for loan losses of $22.5 million was required and recorded during 2003.

The increase in commercial loan charge-offs to $8.9 million at December 31, 2003 from $1.8 million at December 31, 2002 related primarily to NBG, as the NBG subsidiary accounted for approximately 90% of the Company's increase in commercial loan charge-offs. In addition, over 60%, or $4.6 million of NBG's commercial loan charge-offs were attributed to four credit relationships.

The following table summarizes the loan delinquencies (excluding past due nonaccrual loans) in the loan portfolio as of December 31, 2003:

                                                                   Accruing
                                                                    Loans
                                                        60-89      90 Days
(Dollars in thousands)                                   Days      or More
                                                         ----      -------

Commercial                                             $  1,426    $  1,219
Commercial real estate                                      519          --
Agricultural                                                284         178
Residential real estate                                     524         106
Consumer and home equity                                    508         206
                                                       --------    --------

     Total                                             $  3,261    $  1,709
                                                       ========    ========

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

                                                                   At December 31
                        -----------------------------------------------------------------------------------------------------------
                                 2003               2002                2001                2000               1999
                        -----------------------------------------------------------------------------------------------------------
                         Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
                           of      of Loans      of      of Loans      of      of Loans      of      of Loans      of      of Loans
                        Allowance  in Each    Allowance  in Each    Allowance  in Each    Allowance  in Each    Allowance  in Each
                           for     Category      for     Category      for     Category      for     Category      for     Category
                          Loan     to Total     Loan     to Total     Loan     to Total     Loan     to Total     Loan     to Total
(Dollars in thousands)   Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans      Losses     Loans
                        -----------------------------------------------------------------------------------------------------------
Commercial              $   7,739      18.4%  $   5,321      19.9%  $   4,376      19.9%  $   2,924      19.1%  $   1,909      18.4%
Commercial real
  estate                    5,354      27.5       4,725      25.1       3,611      23.6       1,902      18.7       2,071      18.0
Agricultural                6,078      17.5       3,711      17.7       2,341      16.0       2,270      18.7       1,443      19.8
Residential real
  estate                    1,447      18.7       1,414      19.1       1,700      20.6       1,186      22.7         914      24.8
Consumer and home
  equity                    2,161      17.9       2,007      18.2       2,578      19.9       1,818      20.8       1,270      19.0
Unallocated                 6,285        --       4,482        --       4,468        --       3,783        --       3,814        --
                        ---------  --------   ---------  --------   ---------  --------   ---------  --------   ---------  --------

Total                   $  29,064       100%  $  21,660       100%  $  19,074       100%  $  13,883       100%  $  11,421       100%
                        =========  ========   =========  ========   =========  ========   =========  ========   =========  ========

Loan Maturity and Repricing Schedule

The following table sets forth certain information as of December 31, 2003, regarding the amount of loans maturing or repricing in the portfolio. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                               At December 31, 2003
                                               ----------------------------------------------------
                                                                One
                                                 Within       Through        After
                                                  One           Five          Five
(Dollars in thousands)                            Year         Years         Years         Total
                                               ----------    ----------    ----------    ----------
Commercial                                     $  121,226    $   75,081    $   52,006    $  248,313
Commercial real estate                             10,534        40,525       318,653       369,712
Agricultural                                       59,990        48,113       127,096       235,199
Residential real estate                            12,064        18,256       221,182       251,502
Consumer and home equity                            9,759       109,802       121,030       240,591
                                               ----------    ----------    ----------    ----------

     Total loans                               $  213,573    $  291,777    $  839,967    $1,345,317
                                               ==========    ==========    ==========    ==========

Loans maturing after one year:
     With a predetermined interest rate                      $  171,158    $  236,295
     With a floating or adjustable rate                         120,619       603,672
                                                             ----------    ----------

                                                             $  291,777    $  839,967
                                                             ==========    ==========

Investing Activities

U.S. Treasury and Agency Securities. At December 31, 2003, the U.S. Treasury and agency securities portfolio totaled $211.9 million, all of which was classified as available for sale. The portfolio consisted entirely of U.S. federal agency securities. The U.S. agency security portfolio consists of primarily callable securities, as callable securities provide higher yields than similar securities without call features. During 2003 the Company also utilized U.S. agency discount notes as a short-term investment alternative, particularly at the NBG and BNB subsidiaries. At December 31, 2002, the U.S. Treasury and agency securities portfolio totaled $120.6 million, all of which was classified as available for sale. The portfolio consisted of $1.0 million in U. S. Treasury securities and $119.6 million in U. S. federal agency securities. The $91.3 million increase in the Company's investment in U.S. agency securities during 2003 relates to the utilization of agency discount notes as a cash management tool, as well as the overall attractiveness of U.S. agency securities from a yield, risk or liquidity perspective.

State and Municipal Obligations. At December 31, 2003, the portfolio of state and municipal obligations totaled $242.5 million, of which $195.4 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million. At December 31, 2002, the portfolio of state and municipal obligations totaled $222.0 million, of which $174.9 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million. Over the past few years, more favorable yields on new purchases of these securities, when compared to taxable investment alternatives, has led to growth in this portfolio. In addition, the Company has expanded its overall municipal banking relationship business that includes both deposit activities and investing in obligations issued by those municipalities.

Mortgage-Backed Securities. Mortgage-backed securities, all of which were classified as available for sale, totaled $192.7 million and $283.5 million at December 31, 2003 and 2002, respectively. The portfolio was comprised of $138.5 million of mortgage-backed pass-through securities, $45.1 million of collateralized mortgage obligations (CMOs) and $9.1 million of other asset-backed securities at December 31, 2003. The mortgage backed pass-through securities were predominantly issued by government sponsored enterpises (FNMA, FHLMC, or GNMA). Approximately 80% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2002 the portfolio consisted of $193.4 million of mortgage-backed pass-through securities, $78.6 million of CMOs and $11.5 million of SLMAs. The decrease in mortgage-backed securities is a result of significant prepayments of this security class during the year due to the historically low interest rate environment and redeployment of the funds in alternative investment vehicles, namely U.S. agency securities.

Corporate Bonds. The corporate bond portfolio, all of which was classified as available for sale, totaled $4.1 million and $13.9 million at December 31, 2003 and 2002, respectively. The decline in this class of securities relates to the liquidation of certain bonds to satisfy managements desire to decrease overall credit risk. The Company's investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody's Investors Service, Inc. or BBB or better by Standard & Poor's Ratings Services at the time of purchase.

Equity Securities. At December 31, 2003 and 2002, available for sale equity securities totaled $0.9 million and $3.9 million, respectively.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities portfolio as of December 31, 2003. No tax equivalent adjustments were made to the weighted average yields.

                                                               December 31, 2003
                         --------------------------------------------------------------------------------------------------------
                                                 More than One        More than Five
                          One Year or Less    Year to Five Years    Years to Ten Years   After Ten Years            Total
                         --------------------------------------------------------------------------------------------------------
                                    Weighted             Weighted             Weighted             Weighted             Weighted
                         Amortized   Average  Amortized   Average  Amortized   Average  Amortized   Average  Amortized   Average
(Dollars in thousands)      Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield
                         --------------------------------------------------------------------------------------------------------
Available for Sale:
     US Treasury and
       agency             $ 39,424      1.57%  $ 26,946      4.41%  $ 45,534      4.94%  $ 98,666      4.47%  $210,570      4.02%
     Mortgage-backed
       securities              176      2.28     20,520      4.67     82,698      4.43     86,518      4.30    189,912      4.39
     State and municipal
       obligations          13,712      4.40    105,978      3.74     61,636      3.87      5,003      4.74    186,329      3.86
     Corporate bonds         3,015      5.84        506      6.38         --        --        499      9.50      4,020      6.37
                          -------------------------------------------------------------------------------------------------------

Total debt securities
     available for sale   $ 56,327      2.49%  $153,950      3.99%  $189,868      4.37%  $190,686      4.41%  $590,831      4.11%
                          =======================================================================================================

Held to Maturity:
     State and municipal
       obligations        $ 33,458      2.14%  $ 10,654      4.39%  $  2,220      4.81%  $    799      5.11%  $ 47,131      2.82%
                          =======================================================================================================

Total debt securities
     held to maturity     $ 33,458      2.14%  $ 10,654      4.39%  $  2,220      4.81%  $    799      5.11%  $ 47,131      2.82%
                          =======================================================================================================

Borrowing Activities

Outstanding borrowings at December 31, 2003 and 2002 are summarized as follows:

(Dollars in thousands)                                        2003         2002
                                                            -------      -------

Short-term borrowings:
   Federal funds purchased and securities
     sold under repurchase agreements                       $22,525      $60,679
   FHLB advances                                             26,500       26,000
   Other                                                      1,000          510
                                                            -------      -------

       Total short-term borrowings                          $50,025      $87,189
                                                            =======      =======

Long-term borrowings:
   FHLB advances                                            $62,469      $86,822
   Other                                                     25,051        5,268
                                                            -------      -------

       Total long-term borrowings                           $87,520      $92,090
                                                            =======      =======

Information related to Federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

(Dollars in thousands)                               2003       2002       2001
                                                  -------    -------    -------

Weighted average interest rate at year-end           0.89%      1.50%      1.88%
Maximum outstanding at any month-end              $36,414    $61,951    $65,474
Average amount outstanding during the year        $30,284    $47,924    $33,157

The average amounts outstanding are computed using daily average balances. Related interest expense for 2003, 2002 and 2001 was $376,000, $ 951,000 and $1,108,000, respectively.

At December 31, 2003, the Company had outstanding various short and long-term FHLB advances with maturity dates extending through 2014. The FHLB advances bear interest at fixed rates ranging from 2.41% to 7.80% and the weighted average interest rate amounted to 4.47% as of December 31, 2003.

The Company's FHLB advances include $20.0 million in fixed-rate callable borrowings, which can be called by the FHLB on a quarterly basis. FHLB advances are collateralized by $6.0 million of FHLB stock, mortgage loans with a carrying value of $84.2 million at December 31, 2003 and investment securities with a fair market value of $37.8 million at December 31, 2003. At December 31, 2003, the Company had remaining credit available of $27.8 million under lines of credit with the FHLB. The Company also had $74.3 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2003. The Company also has available lines of credit with Farmer Mac permitting borrowings to a maximum of $25.0 million. Advances outstanding against the Farmer Mac lines at December 31, 2003 amounted to $1.0 million.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank to aid in achieving the capital plans established for its NBG and BNB subsidiaries. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate ("LIBOR") plus 1.75%, which was 2.98% as of December 31, 2003. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows:
$5 million in December 2006, $10 million in December 2007 and $10 million in December 2008. The $5 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of December 31, 2003. The credit agreement includes affirmative financial covenants, all of which were met as of December 31, 2003. FII pledged the stock of its subsidiary banks as collateral for the credit facility.

Trust Preferred Securities and Junior Subordinated Debentures

On February 22, 2001, the Company established FISI Statutory Trust I (the "Trust"), which is a statutory business trust formed under Connecticut law. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the trust assets ("trust preferred" or "capital" securities) in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto.

The Company's junior subordinated debentures are the primary assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. The capital securities of the Trust are non-voting. The Company owns all of the common securities of the Trust. The Company used the net proceeds from the sale of the capital securities to partially fund the BNB acquisition. The capital securities qualified as Tier 1 capital under regulatory definitions as of December 31, 2003 and 2002.

The Company's primary sources of funds to pay interest on the debentures held by the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the junior subordinated debentures and trust preferred securities at December 31, 2003 and 2002, respectively are classified as debt for financial statement purposes, the tax-deductible expense associated with the capital securities is recorded as interest expense in the consolidated statements of income.

The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the straight-line method

As of December 31, 2003, the Company deconsolidated the subsidiary Trust, which had issued trust preferred securities, and replaced the presentation of such instruments with the Company's junior subordinated debentures issued to the subsidiary Trust. Such presentation reflects the adoption of FASB Interpretation No. 46 ("FIN 46 R"), "Consolidation of Variable Interest Entities."

Deposits

The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.552 billion or 85.3% of total deposits of $1.819 billion at December 31, 2003. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $267.1 million as of December 31, 2003, primarily from in-market municipal, business and individual customers. As of December 31, 2003, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $125.4 million.

Total deposits at December 31, 2003 amounted to $1.819 billion, an increase of $110.4 million or 6.5% from $1.709 billion at December 31, 2002. Core deposit products were $1.507 billion or 88.2% of total deposits at December 31, 2002. Certificates of deposit over $100,000 totaled $201.8 million at December 31, 2002, which included $71.6 million in brokered certificates of deposit.

The daily average balances, percentage composition and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 are presented below:

                                                               For the year ended December 31
                               ------------------------------------------------------------------------------------------------
                                            2003                             2002                           2001
                               ------------------------------------------------------------------------------------------------
                                           Percent                         Percent                         Percent
                                           of Total   Weighted             of Total    Weighted            of Total    Weighted
                                Average    Average    Average    Average   Average     Average   Average   Average      Average
(Dollars in thousands)          Balance    Deposits     Rate     Balance   Deposits      Rate    Balance   Deposits       Rate
                               ------------------------------------------------------------------------------------------------
Interest-bearing checking      $ 389,267      21.8%     0.91%   $ 354,687      22.2%      1.43%  $ 172,022      13.2%      1.23%
Savings and money market         411,587      23.0      0.96      366,708      23.0       1.57     253,128      19.4       2.07
Certificates of deposit
   under $100,000                509,056      28.4      2.93      438,587      27.5       3.80     376,256      28.9       5.36
Certificates of deposit
   over $100,000                 234,966      13.1      2.90      217,150      13.6       3.53     319,974      24.6       4.97
Non-interest bearing accounts    245,234      13.7        --      219,028      13.7         --     181,831      13.9         --
                               ------------------------------------------------------------------------------------------------

Total average deposits         $1,790,110    100.0%     1.63%  $1,596,160    100.0%      2.20%  $1,303,211    100.0%      3.33%
                               ================================================================================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2003:

                                                      At December 31, 2003
                                    ----------------------------------------------------------
                                     3 Months   Over 3 To   Over 6 To    Over 12
(Dollars in thousands)               Or Less     6 Months   12 Months     Months      Total
                                    ----------  ----------  ----------  ----------  ----------
Certificates of deposit
   less than $100,000               $  147,641  $  105,578  $  105,686  $  143,661  $  502,566

Certificates of deposit
   of $100,000 or more                  92,378      35,401      39,033     100,304     267,116
                                    ----------  ----------  ----------  ----------  ----------

     Total certificates of deposit  $  240,019  $  140,979  $  144,719  $  243,965  $  769,682
                                    ==========  ==========  ==========  ==========  ==========

RECENT ACCOUNTING DEVELOPMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 142 does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination. The provisions of SFAS No. 146 did not affect the Company's consolidated financial statements.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided the required disclosures. The Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 effective January 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be accounted for as liabilities. Financial instruments affected include mandatorily redeemable securities, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entities ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 was effective for all VIEs created after January 31, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 ("FIN 46R') which further delayed the effective date until March 31, 2004 for VIE's created prior to February 1, 2003. The requirements of FIN 46R resulted in the deconsolidation of the Company's wholly-owned subsidiary trust, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2003, results in the derecognition of the $16.2 million of trust preferred securities and the recognition of junior subordinated debentures of $16.7 million and investment in the subsidiary trust of $502,000 in the Company's 2003 consolidated statement of financial position.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers Disclosure about Pensions and Other Post Retirement Benefits" to expand disclosure requirements to include descriptions of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted the provisions of SFAS No. 132, as revised, on December 31, 2003. Required disclosures have been made in the notes to the consolidated financial statements.

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

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the subsidiary bank's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB, Farmer Mac and the Federal Reserve Bank.

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

The Company's cash and cash equivalents were $85.6 million at December 31, 2003, an increase of $37.2 million from the balance of $48.4 million at December 31, 2002. The principal sources of cash from financing activities were $110 million from the net increase in deposits, offset by $42 million of net decrease in borrowings and $9 million in dividend payments. The principal source of net cash from operating activities is the Company's net income of $14 million and loan sale proceeds. The Company utilized its cash in the following investing activities:
$14 million in the net acquisition of securities, $37 million in the net origination of loans and $10 million in the purchase of premises and equipment.

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

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of December 31, 2003:

                                            Less Than                            More Than
                                   Total      1 Year     1-3 Years   3-5 Years    5 Years
                                ----------  ----------  ----------  ----------  ----------
Operating Leases                $    5,540  $      651  $    1,105  $      942  $    2,842
Long-term Borrowings                87,520          --      22,421      44,330      20,769
Junior subordinated debentures      16,702          --          --          --      16,702
                                ----------  ----------  ----------  ----------  ----------

         Total Obligations      $  109,762  $      651  $   23,526  $   45,272  $   40,313
                                ==========  ==========  ==========  ==========  ==========

OFF-BALANCE SHEET ARRANGEMENTS

The Company has an off-balance sheet arrangement, which includes the guarantee of distributions, and payments for redemption or liquidation of trust preferred securities issued by a wholly owned, deconsolidated subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company's consolidated statement of financial condition as junior subordinated debentures. The subsidiary's trust preferred securities currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For further information regarding the junior subordinated debentures issued to unconsolidated subsidiary trust, see Note 9 of the notes to consolidated financial statements.

In the normal course of business, the Company has outstanding commitments to extend credit, which are not reflected in the Company's consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2003 letters of credit totaling $11.8 million and unused loan commitments of $271.9 million were contractually available. Comparable amounts for these commitments at December 31, 2002 were $13.4 million and $316.6 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding. For further information regarding the outstanding loan commitments, see Note 4 of the notes to consolidated financial statements.

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

(Dollars in thousands)                                      2003         2002         2001
                                                        ----------   ----------   ----------
Total shareholders' equity                              $  183,103   $  178,294   $  149,187
Less:  Unrealized gains/(losses) on securities
         available or sale                                   8,197       10,368        2,176
       Disallowed goodwill and other intangible assets      43,556       44,667       39,256
Plus:  Minority interests in consolidated subsidiaries         172          161          475
       Qualifying trust preferred securities                16,200       16,200       12,408
                                                        ----------   ----------   ----------

Total Tier 1 capital                                    $  147,722   $  139,620   $  120,638
                                                        ==========   ==========   ==========

Adjusted average assets                                 $2,102,061   $2,005,837   $1,718,034
Tier 1 leverage ratio                                         7.03%        6.96%        7.02%

Total Tier 1 capital                                    $  147,722   $  139,620   $  120,638
Plus:  Qualifying allowance for loan losses                 18,270       17,813       15,417
       Nonqualifying trust preferred securities                 --           --        3,792
                                                        ----------   ----------   ----------

Total risk-based capital                                $  165,992   $  157,433   $  139,847
                                                        ==========   ==========   ==========

Net risk-weighted assets                                $1,450,839   $1,421,160   $1,229,811
Total risk-based capital ratio                               11.44%       11.08%       11.37%

The Company's Tier 1 leverage ratio was 7.03% at December 31, 2003. The ratio increased slightly from 6.96% at December 31, 2002. Total Tier 1 capital of $147.7 million at December 31, 2003 increased $8.1 million from $139.6 million at December 31, 2002. The increase in Tier 1 capital relates primarily to the increase in retained earnings resulting from 2003 net income of $14.2 million and reduced by $8.6 million in preferred and common dividends declared during 2003.

The Company's total risk-weighted capital ratio was 11.44% at December 31, 2003. The ratio increased from 11.08% at December 31, 2002. Total risk-based capital was $166.0 million at December 31, 2002 an increase of $8.6 million from $157.4 million at December 31, 2001. The increase is primarily attributed to the $8.3 million increase in Tier 1 capital previously discussed plus the slight increase in qualifying allowance for loan losses.

In addition, the formal agreements entered into by NBG and BNB with their primary regulator required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Each of the banks meets the required levels at December 31, 2003. For further information regarding regulatory capital, see Note 15 of the notes to consolidated financial statements.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2003, the one-year gap position, representing the difference between the amount of interest-earning assets maturing or re-pricing within one year and interest-bearing liabilities maturing or re-pricing within one year, was a positive $540.4 million, or 24.9% of total assets. Accordingly, over the one-year period following December 31, 2003, the Company will have an estimated $540.4 million more in assets re-pricing than liabilities. Generally if rate-sensitive assets re-price sooner than rate-sensitive liabilities, earnings will be positively impacted in a rising rate environment. Conversely, in a declining rate environment, earnings will generally be negatively impacted. If rate-sensitive liabilities re-price sooner than rate-sensitive assets then generally earnings will be negatively impacted in a rising rate environment. Conversely, in a declining rate environment earnings will generally be positively impacted. Management believes that the positive gap position at December 31, 2003 will not have a material adverse effect on the Company's operating results.

Gap Analysis

The following table (the "Gap Table") sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities at December 31, 2003, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) were assumed to become rate sensitive over time, with 1%, 3%, 4%, 15%, 14% and 63% of such deposits assumed to re-price in the periods of less than 30 days, 31 to 180 days, 181 to 365 days, 1 to 3 years, 3 to 5 years and more than 5 years, respectively. Prepayment and re-pricing rates can have a significant impact on the estimated gap. While management believes the assumptions used in modeling the Gap Table are reasonable, there can be no assurance that assumed prepayment and re-pricing rates will approximate actual future activity.

Gap Table

                                                                              December 31, 2003
                                    ----------------------------------------------------------------------------------------------
                                                                     Volumes Subject to Repricing Within
                                    ----------------------------------------------------------------------------------------------
                                      0-30      31-180       181-365       1-3        3-5         >5          Non-
(Dollars in thousands)                days       days         days        years      years       years      Sensitive        Total
                                    --------   ---------    ---------    --------   --------   ---------    ---------   ----------
Interest-earning assets:
     Federal funds sold and
       and interest-bearing
       deposits                     $ 40,006   $      75    $      --    $     --   $     --   $      --    $      --   $   40,081
     Investment
       securities (1)                113,974      74,375       72,844     143,315     93,006     154,581           --      652,095
     Loans (2)                       632,422     119,431       98,974     262,859    148,398      81,281        1,952    1,345,317
                                    --------   ---------    ---------    --------   --------   ---------    ---------   ----------
       Total interest-earning
         assets                      786,402     193,881      171,818     406,174    241,404     235,862        1,952    2,037,493
                                    --------   ---------    ---------    --------   --------   ---------    ---------   ----------
Interest-bearing liabilities:
     Interest-bearing checking,
       savings and money
       market deposits                 4,901      24,507       29,408     117,633    117,633     490,137           --      784,219
     Certificates of deposit         110,234     267,254      144,963     197,490     48,035       1,706           --      769,682
     Borrowed funds (3)                7,247      18,719        4,467      27,864     50,016      45,934           --      154,247
                                    --------   ---------    ---------    --------   --------   ---------    ---------   ----------
       Total interest-bearing
         liabilities                 122,382     310,480      178,838     342,987    215,684     537,777           --    1,708,148
                                    --------   ---------    ---------    --------   --------   ---------    ---------   ----------

Period gap                          $664,020   $(116,599)   $  (7,020)   $ 63,187   $ 25,720   $(301,915)   $   1,952   $  329,345
                                    ========   =========    =========    ========   ========   =========    =========   ==========

Cumulative gap                      $664,020   $ 547,421    $ 540,401    $603,588   $629,308   $ 327,393    $ 329,345
                                    ========   =========    =========    ========   ========   =========    =========

Period gap to total assets             30.55%      (5.36)%      (0.32)%      2.91%      1.18%     (13.89)%       0.09%       15.15%
                                    ========   =========    =========    ========   ========   =========    =========   ==========

Cumulative gap to
     total assets                      30.55%      25.18%       24.86%      27.77%     28.95%      15.06%       15.15%
                                    ========   =========    =========    ========   ========   =========    =========

Cumulative interest-earning assets
     to cumulative interest-
     bearing liabilities              642.58%     226.47%      188.34%     163.22%    153.77%     119.17%      119.28%
                                    ========   =========    =========    ========   ========   =========    =========

(1) Amounts shown include the amortized cost of held to maturity securities and the fair value of available for sale securities.

(2) Amounts shown include principal balance net of deferred loan fees and costs, unamortized premiums and discounts.

(3)   Amounts shown include junior subordinated debentures.

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

Net Interest Income at Risk Analysis

In addition to the Gap Analysis, management uses a "rate shock" simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis at December 31, 2003:

   Change in Interest            Net Interest Income               Economic Value of Equity
 Rates in Basis Points     --------------------------------    --------------------------------
      (Rate Shock)          Amount    $ Change    % Change      Amount    $ Change    % Change
      ------------         ---------  ---------   ---------    ---------  ---------   ---------
(Dollars in thousands)

200                         $ 82,800  $   5,113        6.58%   $ 414,868  $ (32,092)      (7.18%)
100                           80,406      2,719        3.50%     425,572    (21,388)      (4.79%)
Static                        77,687         --          --      446,960         --          --
(100)                         72,072     (5,615)      (7.23%)    435,342    (11,618)      (2.60%)

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2003, a 200 basis point increase in rates would increase net interest income by $5.1 million, or 6.58%, over the next twelve-month period. A 100 basis point decrease in rates would decrease net interest income by $5.6 million, or 7.23%, over a twelve-month period. This simulation is based on management's assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

Item 8. Financial Statements and Supplementary Data

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002

(Dollars in thousands, except per share amounts)                      2003          2002
                                                                  -----------   -----------
Assets

Cash, due from banks and interest-bearing deposits                $    45,635   $    48,429
Federal funds sold                                                     40,006            --
Securities available for sale, at fair value                          604,964       596,862
Securities held to maturity (fair value of $48,121 and
     $48,089 at December 31, 2003 and 2002, respectively)              47,131        47,125
Loans, net                                                          1,316,253     1,300,232
Premises and equipment, net                                            34,239        27,254
Goodwill                                                               40,621        40,593
Other assets                                                           44,883        44,539
                                                                  -----------   -----------

       Total assets                                               $ 2,173,732   $ 2,105,034
                                                                  ===========   ===========

Liabilities And Shareholders' Equity

Liabilities:

Deposits:
     Demand                                                       $   264,990   $   240,755
     Savings, money market and interest-bearing checking              784,219       779,772
     Certificates of deposit                                          769,682       687,996
                                                                  -----------   -----------
       Total deposits                                               1,818,891     1,708,523

Short-term borrowings                                                  50,025        87,189
Long-term borrowings                                                   87,520        92,090
Junior subordinated debentures issued to unconsolidated
   subsidiary trust ("Junior subordinated debentures")                 16,702            --
Guaranteed preferred beneficial interests in corporation's
   junior subordinated debentures ("Trust preferred securities")           --        16,200
Accrued expenses and other liabilities                                 17,491        22,738
                                                                  -----------   -----------

       Total liabilities                                            1,990,629     1,926,740

Shareholders' equity:

3% cumulative preferred stock, $100 par value,
     authorized 10,000 shares, issued and outstanding
     1,666 shares in 2003 and 2002                                        167           167
8.48% cumulative preferred stock, $100 par value,
     authorized 200,000 shares, issued and outstanding
     175,683 shares in 2003 and 175,755 shares in 2002                 17,568        17,575
Common stock, $ 0.01 par value, authorized 50,000,000
     shares, issued 11,303,533 shares in 2003 and 2002                    113           113
Additional paid-in capital                                             21,055        19,728
Retained earnings                                                     136,938       131,320
Accumulated other comprehensive income                                  8,197        10,368
Treasury stock, at cost - 135,223 shares in 2003 and
     199,719 shares in 2002                                              (935)         (977)
                                                                  -----------   -----------

       Total shareholders' equity                                     183,103       178,294
                                                                  -----------   -----------

       Total liabilities and shareholders' equity                 $ 2,173,732   $ 2,105,034
                                                                  ===========   ===========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands, except per share amounts)                        2003      2002      2001
                                                                      --------  --------  --------
Interest income:
     Loans                                                            $ 86,556  $ 90,315  $ 91,482
     Securities                                                         24,389    27,630    22,628
     Other                                                                 505       494       358
                                                                      --------  --------  --------

         Total interest income                                         111,450   118,439   114,468
                                                                      --------  --------  --------

Interest expense:
     Deposits                                                           29,263    35,167    43,414
     Borrowings                                                          5,009     5,741     4,840
     Guaranteed preferred beneficial interests in corporation's
       junior subordinated debentures ("Trust preferred securities")     1,677     1,677     1,440
                                                                      --------  --------  --------

         Total interest expense                                         35,949    42,585    49,694
                                                                      --------  --------  --------

Net interest income                                                     75,501    75,854    64,774

Provision for loan losses                                               22,526     6,119     4,958
                                                                      --------  --------  --------

         Net interest income after provision for loan losses            52,975    69,735    59,816
                                                                      --------  --------  --------

Noninterest income:
     Service charges on deposits                                        11,461    10,603     7,653
     Financial services group fees and commissions                       5,692     5,629     2,690
     Mortgage banking activities                                         4,036     2,279     2,190
     Gain on sale and call of securities                                 1,041       285       531
     Other                                                               3,842     3,393     2,718
                                                                      --------  --------  --------

         Total noninterest income                                       26,072    22,189    15,782
                                                                      --------  --------  --------

Noninterest expense:
     Salaries and employee benefits                                     33,825    30,093    22,958
     Occupancy and equipment                                             8,270     7,285     6,050
     Supplies and postage                                                2,468     2,371     1,953
     Amortization of goodwill                                               --        --     1,653
     Amortization of other intangible assets                             1,226       898       728
     Computer and data processing                                        1,829     1,759     1,501
     Professional fees                                                   1,881     1,612     1,326
     Other                                                              11,324     9,031     7,183
                                                                      --------  --------  --------

         Total noninterest expense                                      60,823    53,049    43,352
                                                                      --------  --------  --------

Income before income taxes                                              18,224    38,875    32,246

Income taxes                                                             3,977    12,419    11,033
                                                                      --------  --------  --------

Net income                                                            $ 14,247  $ 26,456  $ 21,213
                                                                      ========  ========  ========

Earnings per common share:
     Basic                                                            $   1.14  $   2.26  $   1.79
     Diluted                                                          $   1.13  $   2.23  $   1.77

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                                 Accumulated
                                                                                                    Other                   Total
                                                  3%        8.48%           Additional          Comprehensive               Share-
(Dollars in thousands,                        Preferred   Preferred  Common  Paid in   Retained     Income      Treasury   holders'
     except per share amounts)                  Stock       Stock    Stock   Capital   Earnings     (Loss)       Stock      Equity
                                              ---------   ---------  ------  --------  --------     -------     --------   --------
Balance - December 31, 2000                   $     171   $  17,587  $  113  $ 16,472  $ 98,348     $  (144)    $  (929)  $131,618
Purchase of 45 shares of 3%
   preferred stock                                   (4)         --      --         2        --          --          --         (2)
Purchase of 11 shares of 8.48%
   preferred stock -                                 (2)                 --        --        --          --          --         (2)
Purchase of 1,000 shares of common stock             --          --      --        --        --          --         (12)       (12)
Issue 1,141 shares of common stock -
   directors plan                                    --          --      --        23        --          --           4         27
Issue 34,452 shares of common stock -
   Burke Group, Inc. acquisition                     --          --      --       698        --          --         102        800
Comprehensive income:
     Net income                                      --          --      --        --    21,213          --          --     21,213
     Unrealized gain on securities available
       for sale (net of tax of $1,803)               --          --      --        --        --       2,636          --      2,636
     Reclassification adjustment for gains
       included in net income  (net of
       tax of $215)                                  --          --      --        --        --        (316)         --       (316)
     Net unrealized gain on securities
       available for sale (net of tax
       of $1,588)                                                                                                            2,320
                                                                                                                          --------
         Total comprehensive income                                                                                         23,533
                                                                                                                          --------
Cash dividends declared:
     3% Preferred - $3.00 per share                  --          --      --        --        (5)         --          --         (5)
     8.48% Preferred - $8.48 per share               --          --      --        --    (1,491)         --          --     (1,491)
     Common - $0.482 per share                       --          --      --        --    (5,279)         --          --     (5,279)
                                              ---------   ---------  ------  --------  --------     -------     -------   --------
Balance - December 31, 2001                   $     167   $  17,585  $  113  $ 17,195  $112,786     $ 2,176     $  (835)  $149,187
Purchase of 100 shares of 8.48%
  preferred stock                                    --         (10)     --        --        --          --          --        (10)
Purchase of 22,240 shares of common stock            --          --      --        --        --          --        (571)      (571)
Issue 1,049 shares of common stock -
   directors plan                                    --          --      --        33        --          --           4         37
Issue 19,955 shares of common stock -
   exercised stock options                           --          --      --       342        --          --          84        426
Issue 36,700 shares of common stock -
   Burke Group, Inc. acquisition and earnout         --          --      --       840        --          --         160      1,000
Issue 47,036 shares of common stock -
   Bank of Avoca acquisition                         --          --      --     1,318        --          --         181      1,499
Comprehensive income:
     Net income                                      --          --      --        --    26,456          --          --     26,456
     Unrealized gain on securities available
       for sale (net of tax of $5,603)               --          --      --        --        --       8,362          --      8,362
     Reclassification adjustment for gains
       included in net income (net of
       tax of$115)                                   --          --      --        --        --        (170)         --       (170)
     Net unrealized gain on securities
      available for sale (net of tax
      of $5,488)                                                                                                             8,192
                                                                                                                          --------
         Total comprehensive income                                                                                         34,648
                                                                                                                          --------
Cash dividends declared:
     3% Preferred - $3.00 per share                  --          --      --        --        (5)         --          --         (5)
     8.48% Preferred - $8.48 per share               --          --      --        --    (1,491)         --          --     (1,491)
     Common - $0.58 per share                        --          --      --        --    (6,426)         --          --     (6,426)
                                              ---------   ---------  ------  --------  --------     -------     -------   --------
Balance - December 31, 2002                   $     167   $  17,575  $  113  $ 19,728  $131,320     $10,368     $  (977)  $178,294
Purchase of 72 shares of 8.48%
   preferred stock -                                 (7)         --      (1)       --        --          --          (8)
Purchase of 22,000 shares of
   common stock                                      --          --      --        --        --          --        (417)      (417)
Issue 2,440 shares of common stock -
   directors plan                                    --          --      --        34        --          --          16         50
Issue 21,669 shares of common stock -
   exercised stock options                           --          --      --       259        --          --         138        397
Issue 62,387 shares of common stock -
   Burke Group, Inc. acquisition
     and earnout                                     --          --      --     1,035        --          --         305      1,340
Comprehensive income:
     Net income                                      --          --      --        --    14,247          --          --     14,247
     Unrealized loss on securities
       available for sale (net of
       tax of ($1,120))                              --          --      --        --        --      (1,545)         --     (1,545)
     Reclassification adjustment for
       gains included in net income
       (net of tax of $415)                          --          --      --        --        --        (626)         --       (626)
     Net unrealized loss on securities
       available for sale (net of
       tax of ($1,535))                                                                                                     (2,171)
                                                                                                                          --------
         Total comprehensive income                                                                                        12,076
                                                                                                                          --------
Cash dividends declared:
     3% Preferred - $3.00 per share                  --          --      --        --        (5)         --          --         (5)
     8.48% Preferred - $8.48 per share               --          --      --        --    (1,490)         --          --     (1,490)
     Common - $0.64 per share                        --          --      --        --    (7,134)         --          --     (7,134)
                                              ---------   ---------  ------  --------  --------     -------     -------   --------
Balance - December 31, 2003                   $     167   $  17,568  $  113  $ 21,055  $136,938     $ 8,197     $  (935)  $183,103
                                              =========   =========  ======  ========  ========     =======     =======   ========

          See accompanying notes to consolidated financial statements.

                  FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)                                                          2003        2002        2001
                                                                              ---------   ---------   ---------
Cash flows from operating activities:
     Net income                                                               $  14,247   $  26,456   $  21,213
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                            7,548       5,697       5,984
         Provision for loan losses                                               22,526       6,119       4,958
         Deferred income tax benefit                                             (1,971)     (1,060)       (112)
         Proceeds from sale of loans held for sale                              192,295     139,426     117,446
         Origination of loans held for sale                                    (190,205)   (140,569)   (119,994)
         Gain on sale and call of securities                                     (1,041)       (285)       (531)
         Gain on sale of loans held for sale                                     (3,153)     (1,542)     (1,513)
         (Gain) loss on sale of other assets                                        (25)         54         131
         Minority interest in net income of subsidiaries                             31         175         104
         Decrease (increase) in other assets                                      2,372      (2,609)     (1,518)
         (Decrease) increase in accrued expenses
           and other liabilities                                                 (3,946)        698        (625)
                                                                              ---------   ---------   ---------
                  Net cash provided by operating activities                      38,678      32,560      25,543

Cash flows from investing activities:
     Purchase of securities:
         Available for sale                                                    (425,849)   (425,269)   (377,111)
         Held to maturity                                                       (32,890)    (35,152)    (21,933)
     Proceeds from maturity and call of securities:
         Available for sale                                                     329,359     232,379     200,315
         Held to maturity                                                        32,812      43,419      37,381
     Proceeds from sale and call of securities                                   82,906      45,059      91,412
     Loan originations less principal payments                                  (37,483)   (143,622)    (87,814)
     Proceeds from sales of premises and equipment                                   81          73         174
     Purchase of premises and equipment                                         (10,439)     (5,251)     (4,359)
     Net cash paid in equity method investment                                       --      (2,400)         --
     Net cash acquired (paid) in purchase acquisitions                               --      42,156     (49,072)
                                                                              ---------   ---------   ---------
                  Net cash used in investing activities                         (61,503)   (248,608)   (211,007)

Cash flows from financing activities:
     Net increase in deposits                                                   110,368     213,913     124,080
     Net (decrease) increase in short-term borrowings                           (37,164)    (16,581)     46,497
     Proceeds from long-term borrowings                                          29,000      23,056      28,912
     Repayment of long-term borrowings                                          (33,570)     (1,386)       (179)
     Proceeds from trust preferred securities, net of costs                          --          --      15,713
     Purchase of preferred and common shares                                       (425)       (581)        (16)
     Issuance of preferred and common shares                                        447         463          27
     Dividends paid                                                              (8,619)     (7,578)     (6,551)
                                                                              ---------   ---------   ---------
                  Net cash provided by financing activities                      60,037     211,306     208,483
                                                                              ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                             37,212      (4,742)     23,019

Cash and cash equivalents at the beginning of the year                           48,429      53,171      30,152
                                                                              ---------   ---------   ---------

Cash and cash equivalents at the end of the year                              $  85,641   $  48,429   $  53,171
                                                                              =========   =========   =========

Supplemental disclosure of cash flow information: Cash paid during year for:
       Interest                                                               $  37,466   $  44,309   $  46,912
       Income taxes                                                               7,935      14,295      10,793
     Noncash investing and financing activities:
       Fair value of noncash assets acquired in purchase acquisitions         $      --   $  19,020   $ 282,534
       Fair value of liabilities assumed in purchase acquisitions                    --      61,603     271,644
       Issuance of common stock in purchase acquisitions/earnouts                 1,340       2,499         800

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

The consolidated financial statements include the accounts of FII, its four banking subsidiaries, Wyoming County Bank (99.65% owned) ("WCB"), National Bank of Geneva (100% owned) ("NBG"), First Tier Bank & Trust (100% owned) ("FTB") and Bath National Bank (100% owned) ("BNB"), collectively referred to as the "Banks". During 2002, the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank ("PSB") into NBG and transfer of other branch offices between subsidiary banks. The merger and transfers were accounted for at historical cost as a combination of entities under common control.

During 2003, the Company disclosed that the Boards of Directors of its two national bank subsidiaries, NBG and BNB entered into agreements with their primary regulator, the Office of the Comptroller of the Currency ("OCC"). Under the terms of the agreements, NBG and BNB, without admitting any violations, have taken actions designed to assure that their operations are in accordance with applicable laws and regulations.

The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company currently has two financial services subsidiaries: The FI Group, Inc. ("FIGI") and the Burke Group, Inc. ("BGI"), collectively referred to as the "Financial Services Group" ("FSG"). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2003, the Company terminated its financial holding company status to operate instead as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

In February 2001, the Company formed FISI Statutory Trust I ("FISI" or "Trust") (100% owned) and capitalized the trust with a $502,000 investment in FISI's common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities ("trust preferred securities"), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," resulted in the deconsolidation of the Company's wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company's 2003 consolidated statement of financial position.

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

Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

Cash Equivalents

For purposes of the consolidated statements of cash flows, interest-bearing deposits and federal funds sold are considered cash equivalents.

Securities

The Company classifies its debt securities as either available for sale or held to maturity. Debt securities, which the Company has the ability and positive intent to hold to maturity, are carried at amortized cost and classified as held to maturity. Investments in other debt and equity securities are classified as available for sale and are carried at estimated fair value. Unrealized gains or losses related to securities available for sale are included in accumulated other comprehensive income, a component of shareholders' equity, net of the related deferred income tax effect.

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

Loans and Mortgage Banking Activities

Loans are stated at the principal amount outstanding, net of discounts and deferred loan origination fees and costs, which are recorded in interest income based on the interest method. Interest income on loans is recognized based on loan principal amounts outstanding at applicable interest rates. Accrual of interest on loans is suspended and all unpaid accrued interest is reversed when management believes, after considering collection efforts and the period of time past due, that reasonable doubt exists with respect to the collectibility of interest.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days (120 days for consumer loans), unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment and there is a sustained period of repayment performance (generally a minimum of six months) in accordance with the contractual terms of the loan.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is uncertain, any payments received are generally used to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the loan upon sale. The Company makes the determination of whether or not to identify a loan as held for sale at the time the application is received from the borrower. Loans held for sale are evaluated on an aggregate basis to determine if fair value is less than carrying value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2003 or 2002. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Loan servicing fees are recognized when payments are received.

Capitalized mortgage servicing rights are recorded at their fair value at the time a loan is sold and servicing rights are retained. Capitalized mortgage servicing rights are reported in other assets and are amortized to noninterest income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. The carrying value of originated mortgage servicing rights is periodically evaluated for impairment. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms, using discounted cash flows and market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized asset.

The Company also has rate lock commitments extended to borrowers that relate to the origination of residential mortgage loans ("rate locks"). To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), the Company enters into forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered derivatives under SFAS No. 133. The impact of the estimated fair value of the rate locks and forward commitments was not significant to the consolidated financial statements.

Mortgage banking activities (a component of noninterest income) consist of fees earned for servicing mortgage loans sold to third parties, gains (or losses) recognized on sales of mortgages, and amortization and impairment losses recognized on capitalized mortgage servicing assets.

Allowance for Loan Losses

The Company periodically evaluates the allowance for loan losses in order to maintain the allowance at a level that represents management's estimate of probable losses in the loan portfolio at the balance sheet date. Management's evaluation of the allowance is based on the Company's past loan loss experience, adverse circumstances that may affect the ability of borrowers to repay, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Other factors such as the level and trend of interest rates and the condition of the national and local economies are also considered.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company collectively evaluates large groups of small balance, homogeneous loans for impairment including commercial and agricultural loans less than $250,000, all residential mortgages, home equity and consumer loans.

Federal Home Loan Bank (FHLB) Stock

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock. This non-marketable investment, which is carried at cost, must be at an amount at least equal to the greater of 5% of the outstanding advance balance or 1% of the aggregate outstanding residential mortgage loans held by the Company. Included in other assets is FHLB stock totaling $6.0 million and $6.3 million, at December 31, 2003 and 2002, respectively.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of lease terms or the useful lives of the assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not being amortized, but is required to be tested for impairment at least annually. Other intangible assets are being amortized on the straight-line method, over the expected periods to be benefited. Intangible assets are periodically reviewed for impairment or when events or changed circumstances may affect the underlying basis of the assets.

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

Pro forma disclosure for the years ended December 31, 2003, 2002 and 2001, utilizing the estimated fair value of the options granted under SFAS No. 123, is as follows:

                                                       Years ended December 31
(Dollars in thousands, except per share amounts)     2003       2002       2001
                                                   --------   --------   --------
Reported net income                                $ 14,247   $ 26,456   $ 21,213

Deduct: Total stock-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects            (336)      (274)      (288)
                                                   --------   --------   --------

Pro forma net income                               $ 13,911   $ 26,182   $ 20,925
                                                   ========   ========   ========

Basic earnings per share:
     Reported                                      $   1.14   $   2.26   $   1.79
     Pro forma                                     $   1.11   $   2.23   $   1.77

Diluted earnings per share:
     Reported                                      $   1.13   $   2.23   $   1.77
     Pro forma                                     $   1.10   $   2.20   $   1.75

The weighted-average fair value of options granted during the years ended December 31, 2003, 2002, and 2001 amounted to $10.61, $11.90 and $5.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                        For the years ended December 31
                                       ---------------------------------
                                         2003        2002        2001
                                       --------   ----------  ----------

          Dividend yield                 2.89%       1.94%       2.43%
          Expected life (in years)      10.00       10.00       10.00
          Expected volatility           50.96%      38.14%      20.00%
          Risk-free interest rate        3.96%       4.98%       4.99%

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the years ended December 31, 2003, 2002 and 2001, may not be representative of the pro forma effects on reported net income and earnings per share for future years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Instruments With Off-Balance Sheet Risk

The Company's financial instruments with off-balance sheet risk are commercial letters of credit and mortgage, commercial and credit card loan commitments. These financial instruments are reflected in the statement of financial condition upon funding.

Financial Services Group Fees and Commissions and Trust Department Assets

Financial services group fees and commissions consist of commissions from sales of investment products and services to customers, fees and commissions from trust services provided to customers, and fees and commissions earned from design, consulting, administrative and actuarial services provided to employee benefits plans and their sponsors. Fees and commissions are recorded on the accrual basis of accounting. Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be accounted for as liabilities. Financial instruments affected include mandatorily redeemable securities, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entities ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 was effective for all VIEs created after January 31, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 ("FIN 46R') which further delayed the effective date until March 31, 2004 for VIE's created prior to February 1, 2003. The requirements of FIN 46R resulted in the deconsolidation of the Company's wholly-owned subsidiary trust, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2003, results in the derecognition of the $16.2 million of trust preferred securities and the recognition of junior subordinated debentures of $16.7 million and investment in the subsidiary trust of $502,000 in the Company's 2003 consolidated statement of financial position.

In December 2003, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits" to expand disclosure requirements to include descriptions of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted the provisions of SFAS No. 132, as revised, on December 31, 2003. The required disclosures are included in Note 12.

(2) Mergers and Acquisitions

On December 13, 2002, BNB acquired the two Chemung County branch offices of BSB Bank & Trust Company of Binghamton, New York. The two offices purchased, located in Elmira and Elmira Heights, had deposit liabilities totaling $44.2 million at the time of acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, of approximately $1.5 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill. The Company also recorded a $2.0 million intangible asset attributable to core deposits, which is being amortized using the straight-line method over seven years.

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca ("BOA") in exchange for 47,036 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($1.5 million) over the fair value of identifiable tangible and intangible assets acquired ($18.4 million), less liabilities assumed ($17.3 million), of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 core deposit intangible asset, which is being amortized using the straight-line method over seven years. The results of operations for BOA are included in the income statements from the date of acquisition (May 1, 2002).

On October 22, 2001, the Company acquired the Burke Group, Inc. ("BGI"); an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI's expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. The agreement provided for merger consideration of $1,500,000 to BGI shareholders. Merger consideration payments of $200,000 in cash and 34,452 shares of FII common stock (valued at $800,000 in accordance with merger agreement) were made on October 22, 2001. The balance of the merger consideration of $500,000 was paid on October 22, 2002 in the form of 18,852 shares of FII common stock as provided for in the agreement. In addition the agreement provided for the payment of earned amount consideration based on achievement of financial performance targets. For the period ending December 31, 2001 those targets were achieved and $500,000 in earned amount consideration was paid on April 1, 2002 in the form of 17,848 shares of FII common stock. For the period ending December 31, 2002 financial performance targets were also achieved and $750,000 in the form of 34,918 shares of FII common stock was paid on April 1, 2003. The agreement further provides for payment of contingent consideration in the form of FII common stock based on other financial performance targets for the periods ending December 31, 2002, 2003, and 2004 with the maximum amount of payment for 2004 being $2,500,000. For the year ended December 31, 2002 financial performance for contingent consideration was achieved and $590,000 was paid on April 1, 2003 in the form of 27,469 shares of FII common. For the year ended December 31, 2003 financial performance for contingent consideration was not achieved. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($3.3 million including earned amounts and contingent amounts to date) over the fair value of identifiable tangible and intangible assets acquired ($1.7 million), less liabilities assumed ($1.7 million), of approximately $3.3 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset for a customer list that is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statements from the date of acquisition (October 22, 2001).

On May 1, 2001, the Company acquired all of the common stock of Bath National Corporation ("BNC"), and its wholly owned subsidiary bank, Bath National Bank. BNB is a full service community bank headquartered in Bath, New York, which has 9 branch locations in Steuben, Yates, Ontario and Schuyler Counties. The Company paid $48.00 per share in cash for each of the outstanding shares of BNC common stock with an aggregate purchase price of approximately $62.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the excess of the purchase price ($62.6 million) over the fair value of identifiable tangible and intangible assets acquired ($295.4 million), less liabilities assumed ($269.9 million), of approximately $37.1 million has been recorded as goodwill. Goodwill was amortized in 2001 using the straight-line method over 15 years, since the transaction was consummated prior to June 30, 2001, the effective date of SFAS No. 142. However, in accordance with SFAS No. 142, the Company ceased goodwill amortization on January 1, 2002. The results of operations for BNB are included in the income statements from the date of acquisition (May 1, 2001).

(3) Securities

The aggregate amortized cost and fair value of securities available for sale and securities held to maturity follow:

                                                                    December 31, 2003
                                                  ------------------------------------------------------
                                                                    Gross Unrealized
                                                  Amortized      ------------------------        Fair
(Dollars in thousands)                              Cost           Gains         Losses          Value
                                                  ---------      ---------      ---------      ---------
Securities Available for Sale:
     U.S. Treasury and agency                     $ 210,570      $   1,882      $     583      $ 211,869
     Mortgage-backed securities                     189,913          3,199            454        192,658
     State and municipal obligations                186,328          9,166             83        195,411
     Corporate bonds                                  4,020             70             --          4,090
     Equity securities                                   81            855             --            936
                                                  ---------      ---------      ---------      ---------

         Total securities available for sale      $ 590,912      $  15,172      $   1,120      $ 604,964
                                                  =========      =========      =========      =========

Securities Held to Maturity:
     State and municipal obligations              $  47,131      $   1,006      $      16      $  48,121
                                                  ---------      ---------      ---------      ---------

         Total securities held to maturity        $  47,131      $   1,006      $      16      $  48,121
                                                  =========      =========      =========      =========


                                                                     December 31, 2002
                                                  ------------------------------------------------------
                                                                    Gross Unrealized
                                                  Amortized      ------------------------        Fair
(Dollars in thousands)                              Cost           Gains         Losses          Value
                                                  ---------      ---------      ---------      ---------
Securities Available for Sale:
     U.S. Treasury and agency                     $ 117,581      $   3,058      $      13      $ 120,626
     Mortgage-backed securities                     277,747          5,809             79        283,477
     State and municipal obligations                166,981          7,959             17        174,923
     Corporate bonds                                 13,775            203             55         13,923
     Equity securities                                3,010            903             --          3,913
                                                  ---------      ---------      ---------      ---------

         Total securities available for sale      $ 579,094      $  17,932      $     164      $ 596,862
                                                  =========      =========      =========      =========

Securities Held to Maturity:
     State and municipal obligations              $  47,125      $     969      $       5      $  48,089
                                                  ---------      ---------      ---------      ---------

         Total securities held to maturity        $  47,125      $     969      $       5      $  48,089
                                                  =========      =========      =========      =========

Information on temporarily impaired securities at December 31, 2003, segregated according to the period of time such securities were in a continuous unrealized loss position, is summarized as follows:

                                                    Less than               12 months
                                                    12 months               or longer                    Total
                                             ----------------------------------------------------------------------------
                                               Fair       Unrealized      Fair      Unrealized      Fair      Unrealized
(Dollars in thousands)                         Value        Losses       Value        Losses       Value        Losses
                                             ----------   ----------   ----------   ----------   ----------   ----------
Securities available for sale:
     U.S. Treasury and agency                $   96,483   $      583   $       --   $       --   $   96,483   $      583
     Mortgage-backed securities                  44,200          437        8,763           17       52,963          454
     State and municipal obligations              7,582           83           --           --        7,582           83
                                             ----------   ----------   ----------   ----------   ----------   ----------

       Total securities available for sale   $  148,265   $    1,103   $    8,763   $       17   $  157,028   $    1,120
                                             ==========   ==========   ==========   ==========   ==========   ==========

The table above represents 114 investment securities where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates.

The amortized cost and fair value of debt securities by contractual maturity are as follows:

                                                    December 31, 2003
                                  ------------------------------------------------------
                                     Available for Sale              Held to Maturity
                                  ------------------------      ------------------------
                                  Amortized        Fair         Amortized        Fair
(Dollars in thousands)              Cost           Value          Cost           Value
                                  ---------      ---------      ---------      ---------
Due in one year or less           $  56,325      $  56,690      $  33,458      $  33,574
Due in one to five years            153,950        160,617         10,654         11,241
Due in five to ten years            189,868        194,962          2,220          2,423
Due after ten years                 190,688        191,759            799            883
                                  ---------      ---------      ---------      ---------

                                  $ 590,831      $ 604,028      $  47,131      $  48,121
                                  =========      =========      =========      =========

Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers generally have the right to prepay obligations.

Proceeds from the sale and call of securities during 2003 were $82,906,000; realized gross gains were $1,042,000 and gross losses were $1,000. Proceeds from the sale and call of securities during 2002 were $45,059,000; realized gross gains were $615,000 and gross losses were $330,000. Proceeds from the sale and call of securities during 2001 were $91,412,000; realized gross gains were $617,000 and gross losses were $86,000. Gains and losses were computed using the specific identification method. There were no transfers between held to maturity and available for sale securities in 2003, 2002 or 2001.

Securities held to maturity and available for sale with carrying values of $465,083,000 and $475,567,000 were pledged as collateral for municipal deposits and repurchase agreements at December 31, 2003 and 2002, respectively.

(4) Loans

Loans outstanding at December 31, 2003 and 2002 are summarized as follows:

(Dollars in thousands)                  2003              2002
                                    -----------       -----------

Commercial                          $   248,313       $   262,630
Commercial real estate                  369,712           332,134
Agricultural                            235,199           233,769
Residential real estate                 251,502           251,898
Consumer and home equity                240,591           241,461
                                    -----------       -----------
     Loans, gross                     1,345,317         1,321,892

     Allowance for loan losses          (29,064)          (21,660)
                                    -----------       -----------

     Loans, net                     $ 1,316,253       $ 1,300,232
                                    ===========       ===========

The following table sets forth the changes in the allowance for loan losses for the years indicated.

                                               Years ended December 31
(Dollars in thousands)                      2003         2002         2001
                                          -------      -------      -------

Balance at beginning of year              $21,660      $19,074      $13,883

Addition resulting from acquisitions           --          174        2,686

Charge-offs:
     Commercial                             8,891        1,771        1,003
     Commercial real estate                 2,953          944          394
     Agricultural                           1,876          106           58
     Residential real estate                  215           98          178
     Consumer and home equity               2,107        1,499        1,319
                                          -------      -------      -------
         Total charge-offs                 16,042        4,418        2,952

Recoveries:
     Commercial                               525          210           58
     Commercial real estate                    35           69           23
     Agricultural                               3           36           --
     Residential real estate                   11           67           19
     Consumer and home equity                 346          329          399
                                          -------      -------      -------
         Total recoveries                     920          711          499
                                          -------      -------      -------

Net charge-offs                            15,122        3,707        2,453

Provision for loan losses                  22,526        6,119        4,958
                                          -------      -------      -------

Balance at end of year                    $29,064      $21,660      $19,074
                                          =======      =======      =======

The following table sets forth information regarding nonaccrual loans and other nonperforming assets at December 31:

(Dollars in thousands)                          2003         2002
                                               -------      -------

Nonaccrual loans:
   Commercial                                  $12,983      $12,760
   Commercial real estate                       11,745        8,407
   Agricultural                                 18,870        8,739
   Residential real estate                       2,496        1,065
   Consumer and home equity                        578          915
                                               -------      -------
     Total nonaccrual loans                     46,672       31,886

Restructured loans                               3,069        4,129

Accruing loans 90 days or more delinquent        1,709        1,091
                                               -------      -------

     Total nonperforming loans                  51,450       37,106

Other real estate owned                            653        1,251
                                               -------      -------

         Total nonperforming assets            $52,103      $38,357
                                               =======      =======

The recorded investment in impaired loans that have been evaluated individually for impairment totaled $21,990,000 and $24,626,000 at December 31, 2003 and 2002, respectively. The allowance for loan losses related to impaired loans amounted to $4,324,000 and $4,462,000 at December 31, 2003 and 2002,
respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $28,650,000, $25,332,000 and $10,842,000, respectively.
Interest income recognized on impaired loans, while such loans were impaired, during 2003, 2002 and 2001 was approximately $218,000, $455,000 and $392,000, respectively.

In the normal course of business there are various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company's policy generally requires customers to provide collateral, usually in the form of customers' operating assets or property, prior to the disbursement of approved loans. At December 31, 2003, letters of credit totaling $11,789,000 and unused loan commitments and lines of credit of $271,874,000 were contractually available. Comparable amounts for these letters of credit and commitments at December 31, 2002 were $13,359,000 and $316,595,000, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.

Loans outstanding by subsidiary banks to certain officers, directors, or companies in which they have 10% or more beneficial ownership, including officers and directors of the Company, as well as its subsidiaries ("Insiders"), approximated $25,651,000 and $36,406,000 at December 31, 2003 and 2002,
respectively.

An analysis of activity with respect to insider loans during the year ended December 31, 2003 is as follows:

(Dollars in thousands)

Balance as of December 31, 2002        $ 36,406

New loans to insiders                     3,913
Repayments received from insiders        (1,063)
Other changes *                         (13,605)
                                       --------

Balance as of December 31, 2003        $ 25,651
                                       ========

* Other changes relate primarily to changes in director status during 2003.

These loans were made on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers.

As of December 31, 2003, the Company had no significant concentration of credit risk in the loan portfolio other than normal geographic concentration pertaining to the communities that the Company serves and the dairy industry in Western, New York. At December 31, 2003, the Company had $119.3 million, or 8.9% of the portfolio, in loans to borrowers operating in the dairy industry, of which $16.5 million, or 13.8% were in nonperforming status. There is no significant exposure to highly leveraged transactions and there are no foreign credits in the loan portfolio.

Loans serviced for others amounting to $439,450,000 and $356,419,000 at December 31, 2003 and 2002, respectively, are not included in the consolidated statements of financial condition. The Company had capitalized mortgage servicing rights of $2,073,000 and $1,243,000 as of December 31, 2003 and 2002, respectively.
Proceeds from the sale of loans were $192,295,000, $139,426,000 and $117,446,000 in 2003, 2002 and 2001, respectively. Net gain on the sale of loans included in mortgage banking activities on the income statement, was $3,153,000, $1,542,000 and $1,513,000 in 2003, 2002 and 2001, respectively. Included in net loans are loans held for sale totaling $4,881,000 and $6,971,000 at December 31, 2003 and 2002, respectively. The Company enters into forward contracts for future delivery of residential mortgage loans at a specified yield to reduce the interest rate risk associated with fixed rate residential mortgage loans held for sale and commitments to fund residential mortgages. Credit risk arises from the possible inability of the other parties to comply with the contract terms. Substantially all of the Company's contracts are with government-sponsored enterprises or government agencies (FHLMC and FHA).

(5) Premises and Equipment

A summary of premises and equipment at December 31, 2003 and 2002 follows:

(Dollars in thousands)                             2003           2002
                                                 --------       --------

Land and land improvements                       $  4,101       $  3,320
Buildings and leasehold improvements               29,946         24,275
Furniture, fixtures, equipment and vehicles        22,833         19,129
                                                 --------       --------
Premises and equipment, gross                      56,880         46,724

Accumulated depreciation and amortization         (22,641)       (19,470)
                                                 --------       --------

Premises and equipment, net                      $ 34,239       $ 27,254
                                                 ========       ========

Depreciation and amortization expense amounted to $3,434,000, $2,879,000 and $2,403,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(6) Goodwill and Other Intangible Assets

As discussed in Note 1, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually. Identifiable intangible assets acquired in a business combination are amortized over their useful lives.

The following table presents the pro forma effects of applying the non-amortization provisions of SFAS No. 142 to the results of operations for 2001. There was no impact to the results of operations for 2003 and 2002.

                                                              Years ended December 31
(Dollars in thousands, except per share amounts)         2003           2002           2001
                                                      ---------      ---------      ---------
Reported net income                                   $  14,247      $  26,456      $  21,213
Goodwill amortization add-back                               --             --          1,653
                                                      ---------      ---------      ---------
Adjusted net income                                   $  14,247      $  26,456      $  22,866
                                                      =========      =========      =========

Basic earnings per share:
     Reported                                         $    1.14      $    2.26      $    1.79
     Goodwill amortization add-back                          --             --           0.15
                                                      ---------      ---------      ---------
     Adjusted                                         $    1.14      $    2.26      $    1.94
                                                      =========      =========      =========

Diluted earnings per share:
     Reported                                         $    1.13      $    2.23      $    1.77
     Goodwill amortization add-back                          --             --           0.15
                                                      ---------      ---------      ---------
     Adjusted                                         $    1.13      $    2.23      $    1.92
                                                      =========      =========      =========

Goodwill resulting from the previously disclosed mergers and acquisitions (see
Note 2) amounted to $40.6 million at December 31, 2003 and 2002. Goodwill amortization expense included in the results of operations for 2001 amounted to $1.7 million, which was non-deductible for income tax purposes. In accordance with SFAS No. 142, there is no goodwill amortization included in 2003 or 2002.

The following table presents the change in the carrying amount of goodwill allocated by business segment for the years ended December 31, 2003 and 2002:

                                                    Financial Services
                                              BNB          Group
(Dollars in thousands)                      Segment       Segment       Total
                                           --------       ------      --------

Balance as of December 31, 2001            $ 35,535       $1,294      $ 36,829

Goodwill acquired during the period           1,925           --         1,925
Contingent earnout                               --        1,840         1,840
Goodwill adjustments                           (119)         118            (1)
                                           --------       ------      --------

Balance as of December 31, 2002            $ 37,341       $3,252      $ 40,593

Goodwill adjustments                             28           --            28
                                           --------       ------      --------

Balance as of December 31, 2003            $ 37,369       $3,252      $ 40,621
                                           ========       ======      ========

During 2003, in accordance with SFAS No. 142, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed.

A summary of the major classes of amortizable intangible assets (included in other assets on the consolidated statements of financial condition) at December 31, 2003 and 2002 follows:

(Dollars in thousands)                2003           2002
                                    --------       --------

Core deposits                       $ 11,452       $ 11,452
Customer list                            500            500
                                    --------       --------
Other intangible assets, gross        11,952         11,952

Accumulated amortization              (9,224)        (7,998)
                                    --------       --------

Other intangible assets, net        $  2,728       $  3,954
                                    ========       ========

Intangible amortization expense for these other intangible assets amounted to $1,226,000, $898,000 and $728,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years). Based on the current level of intangible assets, estimated amortization expense for other intangible assets is as follows:

Year ending December 31,
(Dollars in thousands)

                  2004                            $   809
                  2005                                530
                  2006                                498
                  2007                                303
                  2008                                307
                  Thereafter                          281
                                                  -------

                                                  $ 2,728
                                                  =======

(7) Deposits

Scheduled maturities for certificates of deposit at December 31, 2003 are as follows:

Mature in year ending December 31,
(Dollars in thousands)

                  2004                            $525,547
                  2005                             165,348
                  2006                              31,243
                  2007                              26,152
                  2008                              21,034
                  Thereafter                           358
                                                  --------

                                                  $769,682
                                                  ========

Certificates of deposit greater than $100,000 totaled $267,116,000 and $201,751,000 at December 31, 2003 and 2002, respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $6,846,000, $7,682,000 and $15,922,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, overdrawn deposits included in loans on the consolidated statements of financial condition amounted to $1,054,000 and $3,459,000, respectively.

(8) Borrowings

Outstanding borrowings at December 31, 2003 and 2002 are summarized as follows:

(Dollars in thousands)                           2003         2002
                                               -------      -------

Short-term borrowings:
   Federal funds purchased and securities
     sold under repurchase agreements          $22,525      $60,679
   FHLB advances                                26,500       26,000
   Other                                         1,000          510
                                               -------      -------

       Total short-term borrowings             $50,025      $87,189
                                               =======      =======

Long-term borrowings:
   FHLB advances                               $62,469      $86,822
   Other                                        25,051        5,268
                                               -------      -------

       Total long-term borrowings              $87,520      $92,090
                                               =======      =======

Information related to Federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

(Dollars in thousands)                            2003       2002        2001
                                                -------    -------     -------

Weighted average interest rate at year-end         0.89%      1.50%       1.88%
Maximum outstanding at any month-end            $36,414    $61,951     $65,474
Average amount outstanding during the year      $30,284    $47,924     $33,157

The average amounts outstanding are computed using daily average balances. Related interest expense for 2003, 2002 and 2001 was $376,000, $951,000 and $1,108,000, respectively.

At December 31, 2003, the Company had outstanding various short and long-term FHLB advances with maturity dates extending through 2014. The FHLB advances bear interest at fixed rates ranging from 2.41% to 7.80% and the weighted average interest rate amounted to 4.47% as of December 31, 2003.

The Company's FHLB advances include $20.0 million in fixed-rate callable borrowings, which can be called by the FHLB on a quarterly basis. FHLB advances are collateralized by $6.0 million of FHLB stock, mortgage loans with a carrying value of $84.2 million at December 31, 2003 and investment securities with a fair market value of $37.8 million at December 31, 2003. At December 31, 2003, the Company had remaining credit available of $27.8 million under lines of credit with the FHLB. The Company also had $74.3 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2003. The Company also has available lines of credit with Farmer Mac permitting borrowings to a maximum of $25.0 million. Advances outstanding against the Farmer Mac lines at December 31, 2003 amounted to $1.0 million.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank and infused approximately $15 million of the financing proceeds as capital to the NBG and BNB subsidiaries allowing those banks to meet higher capital ratios required in agreements imposed by their regulator. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate ("LIBOR") plus 1.75%, which was 2.98% as of December 31, 2003. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. The $5.0 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of December 31, 2003. The credit agreement includes affirmative financial covenants, all of which were met as of December 31, 2003. FII pledged the stock of its subsidiary banks as collateral for the credit facility.

The aggregate maturities of long-term borrowings at December 31, 2003 are as follows:

Mature in year ending December 31,
(Dollars in thousands)

                  2005                                   $  7,282
                  2006                                     15,139
                  2007                                     14,098
                  2008                                     30,232
                  2009                                     20,529
                  Thereafter                                  240
                                                         --------

                                                         $ 87,520
                                                         ========

(9) Trust Preferred Securities and Junior Subordinated Debentures

On February 22, 2001, the Company established FISI Statutory Trust I (the "Trust"), which is a statutory business trust formed under Connecticut law. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the trust assets ("trust preferred" or "capital" securities) in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto.

The Company's junior subordinated debentures are the primary assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. The capital securities of the Trust are non-voting. The Company owns all of the common securities of the Trust. The Company used the net proceeds from the sale of the capital securities to partially fund the BNB acquisition. The capital securities qualified as Tier 1 capital under regulatory definitions as of December 31, 2003 and 2002.

The Company's primary sources of funds to pay interest on the debentures held by the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the junior subordinated obligations and trust preferred securities at December 31, 2003 and 2002, respectively are classified as debt for financial statement purposes, the associated tax-deductible expense has been recorded as interest expense in the consolidated statements of income.

The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the straight-line method

As of December 31, 2003, the Company deconsolidated the subsidiary Trust, which had issued trust preferred securities, and replaced the presentation of such instruments with the Company's junior subordinated debentures issued to the subsidiary Trust. Such presentation reflects the adoption of FASB Interpretation No. 46 ("FIN 46 R"), "Consolidation of Variable Interest Entities."

(10) Income Taxes

Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

(Dollars in thousands)                                     2003        2002        2001
                                                         --------    --------    --------
Income from operations                                   $  3,977    $ 12,419    $ 11,033
Additional paid-in capital for stock options exercised        (87)       (148)         --
Shareholders' equity for unrealized gain (loss)
     on securities available for sale                      (1,535)      5,488       1,588
                                                         --------    --------    --------

                                                         $  2,355    $ 17,759    $ 12,621
                                                         ========    ========    ========

Income tax expense (benefit) attributable to operations for the years ended December 31, 2003, 2002 and 2001 consists of:

(Dollars in thousands)                                     2003        2002        2001
                                                         --------    --------    --------
Current:
     Federal                                             $  5,245    $ 10,828    $  8,676
     State                                                    703       2,651       2,469
                                                         --------    --------    --------
         Total current                                      5,948      13,479      11,145
Deferred:
     Federal                                               (1,909)       (908)        (68)
     State                                                    (62)       (152         (44)
                                                         --------    --------    --------
         Total deferred                                    (1,971)     (1,060)       (112)
                                                         --------    --------    --------

Total income taxes                                       $  3,977    $ 12,419    $ 11,033
                                                         ========    ========    ========

The following is a reconciliation of the actual and statutory tax rates applicable to income from operations for the years ended December 31, 2003, 2002 and 2001:

                                                           2003        2002        2001
                                                         --------    --------    --------
Statutory rate                                               35.0%       35.0%       35.0%
Increase (decrease) resulting from:
     Tax exempt interest income                             (16.3)       (7.8)       (8.1)
     State taxes, net of federal income tax benefit           2.3         4.2         4.9
     Goodwill amortization                                     --          --         1.8
     Other                                                    0.8         0.5         0.6
                                                         --------    --------    --------

Total                                                        21.8%       31.9%       34.2%
                                                         ========    ========    ========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented as follows:

(Dollars in thousands)                                              2003        2002
                                                                  --------    --------
Deferred tax assets:
     Allowance for loan losses                                    $ 11,106    $  8,216
     Core deposit intangible                                           965         822
     Interest on nonaccrual loans                                    1,178         869
     Other                                                           1,106         946
                                                                  --------    --------

         Total gross deferred tax assets                            14,355      10,853

Deferred tax liabilities:
     Prepaid pension costs                                           1,046       1,017
     Unrealized gain on securities available for sale                5,441       6,976
     Depreciation of premises and equipment                          1,591         917
     Loan servicing assets                                             826         479
     Other                                                           1,178         697
                                                                  --------    --------

         Total gross deferred tax liabilities                       10,082      10,086
                                                                  --------    --------

Net deferred tax asset, at year-end *                             $  4,273    $    767

Net deferred tax asset, at beginning of year                           767       4,922
                                                                  --------    --------

Decrease (increase) in net deferred tax asset                       (3,506)      4,155

Net deferred tax asset acquired                                         --         368

Initial purchase accounting adjustments, net                            --         (95)

Change in unrealized gain/loss on securities available for sale      1,535      (5,488)
                                                                  --------    --------

Deferred tax benefit                                              $ (1,971)   $ (1,060)
                                                                  ========    ========

* Included in other assets on the consolidated statements of financial condition

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2003 and 2002.

The Company has Federal and state net operating loss carryforwards of $434,000 that expire in 2021. The utilization of the tax net operating carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being utilized.

(11) Lease Commitments

At December 31, 2003, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum lease payments on operating leases at December 31, 2003 were as follows:

Operating lease payments in year ending December 31, (Dollars in thousands)

                  2004                              $   651
                  2005                                  591
                  2006                                  514
                  2007                                  484
                  2008                                  458
                  Thereafter                          2,842
                                                    -------

                                                    $ 5,540
                                                    =======

(12) Retirement Plans and Postretirement benefits

Defined Benefit Plan

The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's highest average compensation during five consecutive years of employment. The Company's funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

The following table sets forth the defined benefit pension plan's change in benefit obligation and change in plan assets using the most recent actuarial data measured at September 30:

(Dollars in thousands)                                     2003        2002        2001
                                                         --------    --------    --------
Change in benefit obligation:
     Benefit obligation at beginning of year             $(16,282)   $(13,608)   $(12,114)
     Service cost                                          (1,282)     (1,071)     (1,249)
     Interest cost                                         (1,079)       (968)       (890)
     Actuarial (loss) gain                                 (2,136)     (1,303)         72
     Benefits paid                                            590         559         470
     Plan expenses                                            109         109         103
                                                         --------    --------    --------
         Benefit obligation at end of year                (20,080)    (16,282)    (13,608)

Change in plan assets:
     Fair value of plan assets at beginning of year        14,294      15,240      17,180
     Actual (loss) return on plan assets                    2,544        (830)     (1,367)
     Employer contributions                                 1,421         552          --
     Benefits paid                                           (590)       (559)       (470)
     Plan expenses                                           (109)       (109)       (103)
                                                         --------    --------    --------
         Fair value of plan assets at end of year          17,560      14,294      15,240
                                                         --------    --------    --------

Funded status                                              (2,520)     (1,988)      1,632
Unamortized net asset at transition                          (103)       (141)       (179)
Unrecognized net loss subsequent to transition              5,362       4,722       1,292
Unamortized prior service cost                                231         322         345
                                                         --------    --------    --------

Prepaid benefit cost, included in other assets           $  2,970    $  2,915    $  3,090
                                                         ========    ========    ========

Net periodic pension cost consists of the following components for the years ended December 31:

(Dollars in thousands)                                     2003        2002        2001
                                                         --------    --------    --------
Service cost                                             $  1,351    $  1,071    $    850
Interest cost on projected benefit obligation               1,079         968         890
Expected return on plan assets                             (1,251)     (1,297)     (1,429)
Amortization of net transition asset                          (38)        (38)        (38)
Amortization of unrecognized loss                             201          --          --
Amortization of unrecognized prior service cost                22          22          (3)
                                                         --------    --------    --------

Net periodic pension cost                                $  1,364    $    726    $    270
                                                         ========    ========    ========

Weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31:

                                         2003        2002        2001
                                       --------    --------    --------

Weighted average discount rate           6.00%       6.75%       7.25%
Expected long-term rate of return        8.00%       8.50%       8.50%
Rate of compensation increase            3.00%       4.00%       5.00%

The expected long-term rate-of-return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Average rates of return over the past 1,3,5 and 10 year periods were determined and subsequently adjusted to reflect current capital market assumptions and changes in investment allocations.

The pension plan weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

(Dollars in thousands)          2003           2002
                                ----           ----

Asset category:
   Equity securities            59.7%          55.3%
   Debt securities              34.5           36.3
   Other                         5.8            8.4
                                ----           ----

       Total                    100.0%         100.0%
                                ====           ====

The New York State Bankers Retirement System (the "System") was established in 1938 to provide for the payment of benefits to employees of participating banks. A Board of Trustees meets quarterly to set the investment policy guidelines and oversee the System.

The System utilizes two investment management firms, (which will be referred to as Firm I and Firm II) each investing approximately 50% of the total portfolio. The System's investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% invested in equity securities and 40% invested in debt securities.

Each Firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

Equities: The target allocation percentage for equity securities is 60% but may vary from 50%-70% at the investment manager's discretion.

Fixed Income: For both investment portfolios, the target allocation percentage for debt securities is 40% but may vary from 30%-50% at the investment manager's discretion.

The Company expects to contribute approximately $1,406,000 to the pension plan prior to June 15, 2004.

Defined Contribution Plan

The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee's contribution to the plan. Expense for the plan amounted to $299,000, $1,057,000 and $708,000 in 2003, 2002 and 2001, respectively.

Postretirement Benefits

Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan's eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company's dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability related to this plan amounted to $828,000 and $844,000 as of December 31, 2003 and 2002, respectively. Expense for the plan amounted to $108,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively.

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

The following is a summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001, as well as changes in the plans during the years then ended:

                                                       Weighted
                                     Stock              Average
                                    Options            Exercise
                                  Outstanding            Price
                                  -----------          ---------
Balance December 31, 2000          $ 384,518           $   13.90
Granted                              115,637               18.94
Cancelled                             (3,474)             (13.65)
                                   ---------           ---------

Balance December 31, 2001          $ 496,681           $   15.08
Granted                               52,353               27.41
Exercised                            (19,955)             (13.95)
Cancelled                            (74,792)             (13.99)
                                   ---------           ---------

Balance December 31, 2002            454,287               16.73
Granted                               65,831               22.16
Exercised                            (21,669)             (14.30)
Cancelled                            (66,173)             (15.31)
                                   ---------           ---------

Balance December 31, 2003          $ 432,276           $   17.89
                                   =========           =========

Exercisable at:
     December 31, 2003             $ 260,225           $   15.83
     December 31, 2002               224,284               14.75
     December 31, 2001               153,826               13.92

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                                         Outstanding                     Exercisable
                                            ------------------------------------    -----------------------
                                                          Weighted     Weighted                  Weighted
                                              Number       Average      Average      Number       Average
            Range of                         of Stock     Exercise       Life       of Stock     Exercise
         Exercise Price                       Options       Price     (in years)     Options       Price
     -----------------------                ----------  -----------   ----------    ---------   -----------
        $11.75 to $14.13                      253,146     $  13.91        5.72        208,159    $ 13.89
        $20.50 to $22.50                       80,400        21.57        7.89         31,923      21.61
        $22.51 to $25.00                       50,772        22.75        8.96          4,002      22.99
        $25.33 to $26.45                       38,041        25.48        8.16         12,838       25.47
        $33.15 to $36.00                        9,917        35.74        8.36          3,303       35.74
                                              -------     --------        ----        -------     -------

                                              432,276     $  17.89        6.78        260,225     $ 15.83
                                              =======     ========        ====        =======     =======

(14) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

                                                                 Years Ended December 31
                                                            ------------------------------------
(Dollars and shares in thousands)                             2003          2002          2001
                                                            --------      --------      --------
Net income                                                  $ 14,247      $ 26,456      $ 21,213

Less: Preferred stock dividends                                1,495         1,496         1,496
                                                            --------      --------      --------

Net income available to common shareholders                 $ 12,752      $ 24,960      $ 19,717
                                                            ========      ========      ========

Weighted average number of common shares outstanding
     used to calculate basic earnings per common share        11,148        11,068        10,994

Add: Effect of dilutive options                                   98           150           132
                                                            --------      --------      --------

Weighted average number of common shares used to
     calculate diluted earnings per common share              11,246        11,218        11,126
                                                            ========      ========      ========

(15) Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company's financial statements.

For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company's weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2003 and 2002, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution's assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Although the NBG and BNB subsidiaries remain assigned to the well capitalized capital group, these two subsidiaries received notification of a downgrade in supervisory subgroup based on the formal agreements in place with the OCC.

Payments of dividends by the subsidiary banks to FII are limited or restricted in certain circumstances under banking regulations. At December 31, 2003, an aggregate of $13,233,000 was available for payment of dividends by the subsidiary banks to FII without the approval from the appropriate regulatory authorities.

The following is a summary of the actual capital amounts and ratios for the Company and its subsidiary banks as of December 31:

                                                                     2003
                                -------------------------------------------------------------------------------
                                     Actual Regulatory
                                          Capital             Minimum Requirements         Well-Capitalized
                                -------------------------  -------------------------  -------------------------
(Dollars in thousands)              Amount        Ratio        Amount        Ratio       Amount        Ratio
                                    ------        -----        ------        -----       ------        -----
Leverage capital (Tier 1) as percent of three-month average assets:
     Company                    $  147,722         7.03%    $  84,082         4.00%   $  105,103        5.00%
     BNB                            34,202         8.02        17,065         4.00        21,332        5.00
     FTB                            13,550         6.09         8,901         4.00        11,126        5.00
     NBG                            58,593         8.04        29,162         4.00        36,452        5.00
     WCB                            48,215         6.71        28,738         4.00        35,923        5.00

As percent of risk-weighted, period-end assets: Core capital (Tier 1):
     Company                       147,722        10.18        58,033         4.00        87,050        6.00
     BNB                            34,202        13.69         9,995         4.00        14,993        6.00
     FTB                            13,550        10.90         4,971         4.00         7,456        6.00
     NBG                            58,593        11.15        21,027         4.00        31,540        6.00
     WCB                            48,215         8.91        21,655         4.00        32,483        6.00

Total capital (Tiers 1 and 2):
     Company                       165,992        11.44       116,067         8.00       145,084       10.00
     BNB                            37,343        14.94        19,991         8.00        24,989       10.00
     FTB                            15,108        12.16         9,942         8.00        12,427       10.00
     NBG                            65,233        12.41        42,053         8.00        52,566       10.00
     WCB                            55,027        10.16        43,310         8.00        54,138       10.00


                                                                     2002
                                -------------------------------------------------------------------------------
                                     Actual Regulatory
                                          Capital            Minimum Requirements         Well-Capitalized
                                -------------------------  -------------------------  -------------------------
(Dollars in thousands)              Amount        Ratio        Amount        Ratio       Amount        Ratio
                                    ------        -----        ------        -----       ------        -----
Leverage capital (Tier 1) as percent of three-month average assets:
     Company                    $  139,620         6.96%    $  80,233         4.00%   $  100,292        5.00%
     BNB                            24,505         5.93        16,527         4.00        20,658        5.00
     FTB                            11,356         5.67         8,017         4.00        10,022        5.00
     NBG                            48,420         6.71        28,870         4.00        36,087        5.00
     WCB                            44,175         6.64        26,592         4.00        33,240        5.00

As percent of risk-weighted, period-end assets: Core capital (Tier 1):
     Company                       139,620         9.82        56,846         4.00        85,270        6.00
     BNB                            24,505         9.70        10,110         4.00        15,165        6.00
     FTB                            11,356         9.45         4,807         4.00         7,210        6.00
     NBG                            48,420         8.90        21,758         4.00        32,637        6.00
     WCB                            44,175         8.94        19,761         4.00        29,642        6.00

Total capital (Tiers 1 and 2):
     Company                       157,433        11.08       113,693         8.00       142,116       10.00
     BNB                            27,669        10.95        20,220         8.00        25,275       10.00
     FTB                            12,861        10.70         9,613         8.00        12,017       10.00
     NBG                            55,243        10.16        43,515         8.00        54,394       10.00
     WCB                            50,369        10.20        39,522         8.00        49,403       10.00

The formal agreements entered into by NBG and BNB with their primary regulator required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. As indicated in the table above, each of the banks meets the required levels at December 31, 2003.

(16) Fair Value of Financial Instruments

The "fair value" of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002:

                                                    2003                            2002
                                         --------------------------      --------------------------
                                          Carrying          Fair          Carrying          Fair
(Dollars in thousands)                     Amount          Value           Amount          Value
                                         ----------      ----------      ----------      ----------
Financial Assets
Cash and cash equivalents                $   45,635      $   45,635      $   48,429      $   48,429
Securities                                  652,095         653,085         643,987         644,951
FHLB and FRB stock                            8,351           8,351           8,558           8,558
Loans, net                                1,316,253       1,355,654       1,300,232       1,345,314

Financial Liabilities
Deposits:
     Interest Bearing:
         Savings and interest
              bearing demand                784,219         784,219         779,772         779,772
         Time deposits                      769,682         769,682         687,996         691,020
     Non-interest bearing demand            264,990         264,990         240,755         240,755
                                         ----------      ----------      ----------      ----------
     Total deposits                       1,818,891       1,818,891       1,708,523       1,711,547
Borrowings:
     Short-term                              50,025          50,223          87,189          88,027
     Long-term                               87,520          86,635          92,090         101,772
     Junior subordinated debentures          16,702          19,959              --              --
     Trust preferred securities                  --              --          16,200          19,082

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

Loans: For variable rate loans that reprice frequently, fair value approximates carrying amount. The fair value for fixed rate loans is estimated through discounted cash flow analysis using interest rates currently being offered on loans with similar terms and credit quality. The fair value of loans held for sale is based on quoted market prices and investor commitments. For nonperforming loans, fair value is estimated by discounting expected cash flows at a rate commensurate with the risk associated with the estimated cash flows.

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

Junior subordinated debentures and trust preferred securities: The fair value for the junior subordinated debentures is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

(17) Segment Information

Reportable segments are comprised of WCB, NBG, BNB and FTB as the Company evaluates performance on an individual bank basis. As stated in Note 1, during 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company restated segment results to reflect the merger and transfers for each of the years presented. All of the revenue, expenses, assets and liabilities of PSB have been reallocated to the WCB and NBG segments. The reportable segment information as of and for the years ended December 31, 2003, 2002 and 2001 follows:

(Dollars in thousands)                              2003              2002              2001
                                                -----------       -----------       -----------
Net interest income
     WCB                                        $    28,384       $    28,577       $    27,039
     NBG                                             25,642            26,853            24,732
     BNB                                             15,019            14,048             8,184
     FTB                                              8,207             8,175             6,041
     Financial Services Group                            --                --                --
                                                -----------       -----------       -----------
         Total segment net interest income           77,252            77,653            65,996

     Parent and eliminations, net                    (1,751)           (1,799)           (1,222)
                                                -----------       -----------       -----------

         Total net interest income              $    75,501       $    75,854       $    64,774
                                                ===========       ===========       ===========

Net income
     WCB                                        $     9,042       $    10,565       $     9,643
     NBG                                                151             9,765             9,777
     BNB                                              4,108             5,001             1,142
     FTB                                              2,117             2,775             1,827
     Financial Services Group                          (115)              246               143
                                                -----------       -----------       -----------
         Total segment net income                    15,303            28,352            22,532

     Parent and eliminations, net                    (1,056)           (1,896)           (1,319)
                                                -----------       -----------       -----------

         Total net income                       $    14,247       $    26,456       $    21,213
                                                ===========       ===========       ===========

Assets
     WCB                                        $   754,639       $   674,755       $   632,058
     NBG                                            721,374           721,090           642,827
     BNB                                            462,113           495,055           362,645
     FTB                                            225,080           203,382           161,763
     Financial Services Group                         5,135             5,052             2,788
                                                -----------       -----------       -----------
         Total segment assets                     2,168,341         2,099,334         1,802,081

     Parent and eliminations, net                     5,391             5,700            (7,785)
                                                -----------       -----------       -----------

         Total assets                           $ 2,173,732       $ 2,105,034       $ 1,794,296
                                                ===========       ===========       ===========

(18) Condensed Parent Company Only Financial Statements

The following are the condensed statements of condition of FII as of December 31, 2003 and 2002, and the condensed statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001:

Condensed Statements of Condition

(Dollars in thousands)                                     2003          2002
                                                         --------      --------

Assets:
     Cash and due from subsidiaries                      $ 13,698      $ 14,267
     Securities available for sale, at fair value           1,436         1,268
     Investment in subsidiaries                           209,788       186,703
     Other assets                                           5,098         5,099
                                                         --------      --------

         Total assets                                    $230,020      $207,337
                                                         ========      ========

Liabilities and shareholders' equity
     Junior subordinated debentures                      $ 16,702      $ 16,702
     Short-term borrowings                                     --           500
     Long-term borrowings                                  25,000         5,000
     Other liabilities                                      5,215         6,841
     Shareholders' equity                                 183,103       178,294
                                                         --------      --------

         Total liabilities and shareholders' equity      $230,020      $207,337
                                                         ========      ========

Condensed Statements of Income

(Dollars in thousands)                                  2003          2002          2001
                                                      --------      --------      --------
Dividends from subsidiaries                           $  6,058      $ 22,015      $ 16,643
Other income                                            10,542         8,542         7,577
                                                      --------      --------      --------
     Total income                                       16,600        30,557        24,220

Expenses                                                12,341        11,477         9,602
                                                      --------      --------      --------

Income before income taxes and equity in
   undistributed earnings of subsidiaries                4,259        19,080        14,618

Income tax benefit                                         723         1,160           788
                                                      --------      --------      --------

Income before effect of subsidiaries'
   earnings and dividends                                4,982        20,240        15,406

Equity in undistributed earnings of subsidiaries         9,265         6,216         5,807
                                                      --------      --------      --------

Net income                                            $ 14,247      $ 26,456      $ 21,213
                                                      ========      ========      ========

Condensed Statements of Cash Flows

(Dollars in thousands)                                        2003           2002           2001
                                                            --------       --------       --------
Cash flows from operating activities:
   Net income                                               $ 14,247       $ 26,456       $ 21,213
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             851            878            711
       Equity in undistributed earnings of
         subsidiaries                                         (9,265)        (6,216)        (5,807)
       Deferred income tax expense (benefit)                      70           (176)          (102)
       Gain on sale of securities                                 --           (161)            --
       Decrease in accrued dividends
         receivable from subsidiaries                             --             --         22,962
       Increase in other assets                                 (588)        (4,953)        (1,139)
       (Decrease) increase in other liabilities                 (442)         1,393          1,562
                                                            --------       --------       --------

           Net cash provided by
              operating activities                             4,873         17,221         39,400
                                                            --------       --------       --------

Cash flows from investing activities:
   Purchase of available for sale securities                      --            (26)            --
   Proceeds from sale of available for sale securities            --            256             --
   Investment in Mercantile Adjustment Bureau, LLC                --         (2,400)            --
   Equity investment in subsidiaries, net                    (15,700)            --        (63,381)
   Purchase of premises and equipment, net                      (645)          (274)        (1,109)
                                                            --------       --------       --------

           Net cash used in
              investing activities                           (16,345)        (2,444)       (64,490)
                                                            --------       --------       --------

Cash flows from financing activities:
   Proceeds from short-term borrowings                            --             --            500
   Proceeds from long-term borrowings                         25,000             --          5,000
   Repayment on long-term borrowings                          (5,000)            --             --
   Repayment of short-term borrowings                           (500)            --             --
   Proceeds from issuance of trust
     preferred securities                                         --             --         16,200
   Purchase of preferred and common shares                      (425)          (581)           (16)
   Issuance of preferred and common shares                       447            463             27
   Dividends paid                                             (8,619)        (7,578)        (6,551)
                                                            --------       --------       --------

           Net cash provided by (used in)
              financing activities                            10,903         (7,696)        15,160
                                                            --------       --------       --------

Net (decrease) increase in cash and
     cash equivalents                                           (569)         7,081         (9,930)

Cash and cash equivalents at the
     beginning of the year                                    14,267          7,186         17,116
                                                            --------       --------       --------

Cash and cash equivalents at the
     end of the year                                        $ 13,698       $ 14,267       $  7,186
                                                            ========       ========       ========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ KPMG LLP

Buffalo, New York
February 6, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As part of a similar review, in early 2003, the Company identified two control issues at a subsidiary bank that if not corrected could impact the effectiveness of the Company's internal disclosure controls and procedures. The two areas of concern at the subsidiary bank were disclosure controls over the timing of problem loan identification and disclosure controls over lending to insiders under Regulation O. Since the identification of these issues, new procedures have been put in place to evaluate and assess the process of loan grading and problem loan identification at each subsidiary bank. The Company has also added credit administration and loan workout personnel at the holding company level to improve insider loan reporting and to facilitate earlier intervention with respect to problem loans. Based on their evaluation of the effectiveness of disclosure controls and procedures, and following the implementation of the above described actions, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company's periodic SEC reports is made known to them in a timely fashion. Except as described herein, there has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this item is incorporated by reference from the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is located on the Company's internet website at www.fiiwarsaw.com. In addition, the Company will provide a copy of the Code of Ethics to anyone, without charge, upon request addressed to Director of Human Resources at Financial Institutions, Inc., 220 Liberty Street, Warsaw, NY 14569. The Company intends to disclose any amendment to, or waiver from, a provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K, by posting such information on the Company's website.

The following table sets forth current information about the executive officers of FII.

======================================================================================================================
             Name     Age   Starting In                   Positions/Offices with FII and Subsidiaries
======================================================================================================================
Peter G. Humphrey     49        1983       Chairman of the Board, President and Chief Executive Officer of FII
                                           (since 1994). Chairman of the Boards of Wyoming County Bank, The
                                           National Bank of Geneva, Bath National Bank and First Tier Bank & Trust.
                                           Director of Burke Group, Inc. and The F. I. Group, Inc.
----------------------------------------------------------------------------------------------------------------------
Jon J. Cooper         51        1997       Senior Vice President of FII. President and Chief Executive Officer of
                                           Wyoming County Bank. Director of Wyoming County Bank.
----------------------------------------------------------------------------------------------------------------------
Douglas L. McCabe     56        2001       Senior Vice President of FII. President and Chief Executive Officer of
                                           Bath National Bank since 1998. Director of Bath National Bank.
----------------------------------------------------------------------------------------------------------------------
Randolph C. Brown     50        1991       Senior Vice President of FII. President and Chief Executive Officer of
                                           The National Bank of Geneva since 2003.  From 1991 - 2003 was President and CEO of First Tier Bank & Trust. Director of The National Bank of
                                           Geneva.
----------------------------------------------------------------------------------------------------------------------
Patrick C. Burke      43        2001       Senior Vice President of FII. President and Chief Executive Officer of
                                           The Burke Group, Inc. since 2001. Previous owner/partner of Burke
                                           Group. Director of The Burke Group, Inc. and The FI Group, Inc.
----------------------------------------------------------------------------------------------------------------------
Gary M. Rougeau       54        1993       Senior Vice President of FII. President and Chief Executive Officer of
                                           First Tier Bank & Trust since 2003. From 1993 to 2003 was the Sr. Loan
                                           Administrator for First Tier Bank. Director of First Tier Bank & Trust.
----------------------------------------------------------------------------------------------------------------------
Ronald A. Miller      55        1996       Senior Vice President and Chief Financial Officer of FII.  Corporate
                                           Secretary of FII.
----------------------------------------------------------------------------------------------------------------------
Thomas D. Grover      56        2002       Senior Vice President and Chief Risk Officer of FII. From 2001 - 2002
                                           was the Executive Director for Canisius College Center for
                                           Entrepreneurship. From 1999 - 2001 was Executive Vice President of Fleet
                                           Bank Small Business Services.
----------------------------------------------------------------------------------------------------------------------
Matthew T. Murtha     49        2000       Senior Vice President and Director of Marketing of FII. From 1995 - 2000
                                           was Small Business Segment Manager at HSBC.
----------------------------------------------------------------------------------------------------------------------

Item 11. Executive Compensation

Information regarding executive compensation on pages 10 through 14 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners of the Company's management on pages 6, 7 and 17 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

The following table provides information as of December 31, 2003, regarding the Company's equity compensation plans.

                                Number of Securities to be        Weighted Average            Number of Securities
                                 Issued Upon Exercise of          Exercise Price of         Remaining Available for
                                   Oustanding Options,           Oustanding Options,         Future Issuance Under
      Plan Category                Warrants and Rights           Warrants and Rights       Equity Compensation Plans
---------------------------    -----------------------------    ----------------------    -----------------------------
                                         432,276                        17.89                      1,198,077
Equity Compensation Plans
Approved by Shareholders

Equity Compensation Plans
not Approved by
Shareholders                                  --                           --                             --

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions on page 16 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services and pre-approval policies and procedures on pages 9 and 10 of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   List of Documents Filed as Part of this Report

            (1)   Financial Statements.

                  The financial statements listed below and the Independent Auditors' Report are included in this Annual Report on Form 10-K:

                        Independent Auditors' Report

                        Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

                        Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

                        Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

                        Consolidated Statements of Cash Flows the years ended December 31, 2003, 2002 and 2001

                        Notes to Consolidated Financial Statements

            (2)   Schedules.

                  All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

            (3)   Exhibits.

                  The following is a list of all exhibits filed or incorporated by reference as part of this Registration Statement.

  Exhibit No.                      Description                                      Location
-------------     --------------------------------------------         -----------------------------------
      1.1         Term and Revolving Credit Loan Agreements            Filed Herewith
                  between the Company and M&T Bank, dated
                  December 15, 2003

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

      3.2         Amended and Restated Bylaws dated                    Contained in Exhibit 3.2 of the Form 10-K
                  May 23 ,2001                                         for the year ended December 31, 2001
                                                                       dated March 11, 2002

      3.3         Amended and Restated Bylaws dated                    Filed Herewith
                  February 18, 2004

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

      21          Subsidiaries of Financial Institutions, Inc.         Filed Herewith

      23          Independent Accountants' Consent                     Filed Herewith

      24          Power of Attorney                                    Filed Herewith

     31.1         Certification of Annual Report on Form 10-K          Filed Herewith
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 -CEO

     31.2         Certification of Annual Report on Form 10-K          Filed Herewith
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 -CFO

     32.1         Certification of Annual Report on Form 10-K          Filed Herewith
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 -CEO

     32.2         Certification of Annual Report on Form 10-K          Filed Herewith
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 -CFO

(b)   Reports on Form 8-K

      The Company furnished a Current Report on Form 8-K dated October 16, 2003 relating to a press release to announce the Company's third quarter 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FINANCIAL INSTITUTIONS, INC.

Date: March 12, 2004                  By: /s/ Peter G. Humphrey
                                         ------------------------------------

                                         Peter G. Humphrey
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

         Signatures                             Title                                     Date
         ----------                             -----                                     ----
/s/ Peter G. Humphrey                 President, Chief Executive Officer            March 12, 2004
-------------------------------       (Principal Executive Officer),
Peter G. Humphrey                     Chairman of the Board and Director


/s/ Ronald A. Miller                  Senior Vice President and                     March 12, 2004
-------------------------------       Chief Financial Officer
Ronald A. Miller                      (Principal Accounting Officer)


*                                     Director                                      March 12, 2004
-------------------------------
John E. Benjamin

*                                     Director and Senior Vice President            March 12, 2004
-------------------------------
Jon J. Cooper

*                                     Director                                      March 12, 2004
-------------------------------
Barton P. Dambra

*                                     Director                                      March 12, 2004
-------------------------------
Samuel M. Gullo

*                                     Director                                      March 12, 2004
-------------------------------
Pamela Davis Heilman

                                      Director                                      March 12, 2004
-------------------------------
Joseph F. Hurley

*                                     Director                                      March 12, 2004
-------------------------------
Susan R. Holliday

*                                     Director                                      March 12, 2004
-------------------------------
W.J. Humphrey, Jr.

*                                     Director                                      March 12, 2004
-------------------------------
James E. Stitt

*                                     Director                                      March 12, 2004
-------------------------------
John R. Tyler, Jr.

*                                     Director                                      March 12, 2004
-------------------------------
James H. Wyckoff

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and their names, places and stead, in the capacities and on the date indicated above.

/s/ Ronald A. Miller
-------------------------------
        Ronald A. Miller
        Attorney-in-fact