Form 10-K/A
period 2003-12-31
FINANCIAL INSTITUTIONS INC
filed 2004-03-19
CIK 862831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No.1

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

Explanatory Note

This Form 10-K/A is being filed solely to correct typographical errors generated during the edgarization process in Item 8 of Financial Institutions Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004. Specifically, in the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income on page 53, data in the line items associated with the purchase of preferred stock in 2001 and 2003 were inadvertently shifted to the wrong column.

The amendment conforms the Form 10-K as filed to the version that was certified by Financial Institution Inc.'s Chief Executive Officer and Chief Financial Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). No other changes are being made by means of this filing.

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


                                                                                                 Accumulated
                                                                                                    Other                   Total
                                                  3%        8.48%           Additional          Comprehensive               Share-
(Dollars in thousands,                        Preferred   Preferred  Common  Paid in   Retained     Income      Treasury   holders'
     except per share amounts)                  Stock       Stock    Stock   Capital   Earnings     (Loss)       Stock      Equity
                                              ---------   ---------  ------  --------  --------     -------     --------   --------
Balance - December 31, 2000                   $     171   $  17,587  $  113  $ 16,472  $ 98,348     $  (144)    $  (929)  $131,618
Purchase of 45 shares of 3%
   preferred stock                                   (4)         --      --         2        --          --          --         (2)
Purchase of 11 shares of 8.48%
   preferred stock                                   --          (2)     --        --        --          --          --         (2)
Purchase of 1,000 shares of common stock             --          --      --        --        --          --         (12)       (12)
Issue 1,141 shares of common stock -
   directors plan                                    --          --      --        23        --          --           4         27
Issue 34,452 shares of common stock -
   Burke Group, Inc. acquisition                     --          --      --       698        --          --         102        800
Comprehensive income:
     Net income                                      --          --      --        --    21,213          --          --     21,213
     Unrealized gain on securities available
       for sale (net of tax of $1,803)               --          --      --        --        --       2,636          --      2,636
     Reclassification adjustment for gains
       included in net income  (net of
       tax of $215)                                  --          --      --        --        --        (316)         --       (316)
                                                                                                                          --------
     Net unrealized gain on securities
       available for sale (net of tax
       of $1,588)                                                                                                            2,320
                                                                                                                          --------
         Total comprehensive income                                                                                         23,533
                                                                                                                          --------
Cash dividends declared:
     3% Preferred - $3.00 per share                  --          --      --        --        (5)         --          --         (5)
     8.48% Preferred - $8.48 per share               --          --      --        --    (1,491)         --          --     (1,491)
     Common - $0.482 per share                       --          --      --        --    (5,279)         --          --     (5,279)
                                              ---------   ---------  ------  --------  --------     -------     -------   --------
Balance - December 31, 2001                   $     167   $  17,585  $  113  $ 17,195  $112,786     $ 2,176     $  (835)  $149,187
Purchase of 100 shares of 8.48%
  preferred stock                                    --         (10)     --        --        --          --          --        (10)
Purchase of 22,240 shares of common stock            --          --      --        --        --          --        (571)      (571)
Issue 1,049 shares of common stock -
   directors plan                                    --          --      --        33        --          --           4         37
Issue 19,955 shares of common stock -
   exercised stock options                           --          --      --       342        --          --          84        426
Issue 36,700 shares of common stock -
   Burke Group, Inc. acquisition and earnout         --          --      --       840        --          --         160      1,000
Issue 47,036 shares of common stock -
   Bank of Avoca acquisition                         --          --      --     1,318        --          --         181      1,499
Comprehensive income:
     Net income                                      --          --      --        --    26,456          --          --     26,456
     Unrealized gain on securities available
       for sale (net of tax of $5,603)               --          --      --        --        --       8,362          --      8,362
     Reclassification adjustment for gains
       included in net income (net of
       tax of$115)                                   --          --      --        --        --        (170)         --       (170)
                                                                                                                          --------
     Net unrealized gain on securities
      available for sale (net of tax
      of $5,488)                                                                                                             8,192
                                                                                                                          --------
         Total comprehensive income                                                                                         34,648
                                                                                                                          --------
Cash dividends declared:
     3% Preferred - $3.00 per share                  --          --      --        --        (5)         --          --         (5)
     8.48% Preferred - $8.48 per share               --          --      --        --    (1,491)         --          --     (1,491)
     Common - $0.58 per share                        --          --      --        --    (6,426)         --          --     (6,426)
                                              ---------   ---------  ------  --------  --------     -------     -------   --------
Balance - December 31, 2002                   $     167   $  17,575  $  113  $ 19,728  $131,320     $10,368     $  (977)  $178,294
Purchase of 72 shares of 8.48%
   preferred stock                                   --          (7)     --        (1)       --          --          --         (8)
Purchase of 22,000 shares of
   common stock                                      --          --      --        --        --          --        (417)      (417)
Issue 2,440 shares of common stock -
   directors plan                                    --          --      --        34        --          --          16         50
Issue 21,669 shares of common stock -
   exercised stock options                           --          --      --       259        --          --         138        397
Issue 62,387 shares of common stock -
   Burke Group, Inc. acquisition
     and earnout                                     --          --      --     1,035        --          --         305      1,340
Comprehensive income:
     Net income                                      --          --      --        --    14,247          --          --     14,247
     Unrealized loss on securities
       available for sale (net of
       tax of ($1,120))                              --          --      --        --        --      (1,545)         --     (1,545)
     Reclassification adjustment for
       gains included in net income
       (net of tax of $415)                          --          --      --        --        --        (626)         --       (626)
                                                                                                                          --------
     Net unrealized loss on securities
       available for sale (net of
       tax of ($1,535))                                                                                                     (2,171)
                                                                                                                          --------
         Total comprehensive income                                                                                         12,076
                                                                                                                          --------
Cash dividends declared:
     3% Preferred - $3.00 per share                  --          --      --        --        (5)         --          --         (5)
     8.48% Preferred - $8.48 per share               --          --      --        --    (1,490)         --          --     (1,490)
     Common - $0.64 per share                        --          --      --        --    (7,134)         --          --     (7,134)
                                              ---------   ---------  ------  --------  --------     -------     -------   --------
Balance - December 31, 2003                   $     167   $  17,568  $  113  $ 21,055  $136,938     $ 8,197     $  (935)  $183,103
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