Form 10-Q
period 2004-03-31
FINANCIAL INSTITUTIONS INC
filed 2004-05-07
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File Number 0-26481

(Exact Name of Registrant as specified in its charter)

NEW YORK	16-0816610

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Liberty Street Warsaw, NY	14569

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code:

(585) 786-1100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.      YES [X]      NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2004

Common Stock, $0.01 par value	11,177,018 shares

FINANCIAL INSTITUTIONS, INC.

FORM 10-Q

Item 1. Financial Statements (Unaudited)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2004	2003
Assets
Cash, due from banks and interest-bearing deposits	$43,594	$45,635
Federal funds sold	67,810	40,006
Securities available for sale, at fair value	665,262	604,964
Securities held to maturity (fair value of $47,581 and $48,121 at March 31, 2004 and December 31, 2003, respectively)	46,539	47,131
Loans, net	1,281,616	1,316,253
Premises and equipment, net	34,438	34,239
Goodwill	40,621	40,621
Other assets	43,481	44,883

Total assets	$2,223,361	$2,173,732

Liabilities And Shareholders’ Equity
Liabilities:
Deposits:
Demand	$251,035	$264,990
Savings, money market and interest-bearing checking	831,557	784,219
Certificates of deposit	789,625	769,682

Total deposits	1,872,217	1,818,891
Short-term borrowings	46,436	50,025
Long-term borrowings	85,485	87,520
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	16,702
Accrued expenses and other liabilities	16,028	17,491

Total liabilities	2,036,868	1,990,629
Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding - 1,662 shares at March 31, 2004 and 1,666 shares at December 31, 2003	166	167
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding - 175,683 shares at March 31, 2004 and December 31, 2003	17,568	17,568
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,303,533 shares at March 31, 2004 and December 31, 2003	113	113
Additional paid-in capital	21,123	21,055
Retained earnings	137,423	136,938
Accumulated other comprehensive income	11,012	8,197
Treasury stock, at cost – 130,860 shares at March 31, 2004 and 135,223 shares at December 31, 2003	(912)	(935)

Total shareholders’ equity	186,493	183,103

Total liabilities and shareholders’ equity	$2,223,361	$2,173,732

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2004	2003
Interest income:
Loans	$19,898	$21,752
Securities	6,289	6,672
Other	130	103

Total interest income	26,317	28,527

Interest expense:
Deposits	6,239	7,916
Borrowings	1,189	1,351
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	—
Guaranteed preferred beneficial interests in Corporation’s junior subordinated debentures	—	419

Total interest expense	7,860	9,686

Net interest income	18,457	18,841
Provision for loan losses	4,796	3,298

Net interest income after provision for loan losses	13,661	15,543

Noninterest income:
Service charges on deposits	2,818	2,655
Financial services group fees and commissions	1,420	1,374
Mortgage banking activities	523	785
Gain on sale and call of securities	50	291
Other	1,042	997

Total noninterest income	5,853	6,102

Noninterest expense:
Salaries and employee benefits	9,152	8,881
Occupancy and equipment	2,213	1,988
Supplies and postage	587	662
Amortization of intangible assets	300	308
Computer and data processing expense	427	451
Professional fees	539	580
Other	2,690	2,706

Total noninterest expense	15,908	15,576

Income before income taxes	3,606	6,069
Income taxes	959	1,773

Net income	$2,647	$4,296

Earnings per common share (note 4):
Basic	$0.20	$0.35
Diluted	$0.20	$0.35

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

					Accumulated
					Other
	3%	8.48%		Additional	Comprehensive			Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance – December 31, 2003	$167	$17,568	$113	$21,055	$136,938	$8,197	$(935)	$183,103
Purchase 4 shares of preferred stock	(1)	—	—	—	—	—	—	(1)
Purchase 1,000 shares of common stock	—	—	—	—	—	—	(15)	(15)
Issue 5,363 shares of common stock - exercised stock options	—	—	—	68	—	—	38	106
Comprehensive income:
Net income	—	—	—	—	2,647	—	—	2,647
Unrealized gain on securities available for sale (net of tax of $1,887)	—	—	—	—	—	2,845	—	2,845
Reclassification adjustment for net gains included in net income (net of tax of $20)	—	—	—	—	—	(30)	—	(30)

Net unrealized gain on securities available for sale (net of tax of $1,867)	—	—	—	—	—	—	—	2,815

Total comprehensive income	—	—	—	—	—	—	—	5,462

Cash dividends declared:
3% Preferred — $0.75 per share	—	—	—	—	(1)	—	—	(1)
8.48% Preferred — $2.12 per share	—	—	—	—	(373)	—	—	(373)
Common — $0.16 per share	—	—	—	—	(1,788)	—	—	(1,788)

Balance – March 31, 2004	$166	$17,568	$113	$21,123	$137,423	$11,012	$(912)	$186,493

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$2,647	$4,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,645	1,942
Provision for loan losses	4,796	3,298
Deferred income tax benefit	(608)	(728)
Proceeds from sale of loans held for sale	21,062	44,551
Originations of loans held for sale	(21,629)	(42,113)
Gain on sale and call of securities	(50)	(291)
Gain on sale of loans held for sale	(252)	(578)
(Gain) loss on sale of other assets	(172)	2
Minority interest in net income of subsidiaries	7	9
Decrease in other assets	18	2,197
(Decrease) increase in accrued expenses and other liabilities	(1,473)	4,149

Net cash provided by operating activities	5,991	16,734
Cash flows from investing activities:
Purchase of securities:
Available for sale	(135,494)	(98,072)
Held to maturity	(5,410)	(4,961)
Proceeds from maturity and call of securities:
Available for sale	69,132	54,100
Held to maturity	5,988	3,338
Proceeds from sale and call of securities	10,367	25,631
Decrease (increase) in loans	30,659	(20,614)
Proceeds from sales of premises and equipment	3	33
Purchase of premises and equipment	(1,105)	(5,055)

Net cash used in investing activities	(25,860)	(45,600)
Cash flows from financing activities:
Net increase in deposits	53,326	112,085
Net decrease in short-term borrowings	(3,590)	(23,959)
Proceeds from long-term borrowings	—	3,000
Repayment of long-term borrowings	(2,034)	(98)
Purchase of preferred and common shares	(16)	—
Issuance of common shares	106	80
Dividends paid	(2,160)	(2,150)

Net cash provided by financing activities	45,632	88,958

Net increase in cash and cash equivalents	25,763	60,092
Cash and cash equivalents at the beginning of the period	85,641	48,429

Cash and cash equivalents at the end of the period	$111,404	$108,521

Supplemental information:
Cash paid during period for:
Interest	$8,852	$10,664
Income taxes	—	680

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Financial Institutions, Inc. (“FII”), a bank holding company organized under the laws of New York State, and subsidiaries (the “Company”) provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. FII and subsidiaries are each subject to regulation by certain federal and state agencies.

The consolidated financial statements include the accounts of FII and its four banking subsidiaries, Wyoming County Bank (99.65% owned) (“WCB”), The National Bank of Geneva (100% owned) (“NBG”), First Tier Bank & Trust (100% owned) (“FTB”) and Bath National Bank (100% owned) (“BNB”), collectively referred to as the “Banks”. During 2003, the Company disclosed that the Boards of Directors of its two national bank subsidiaries, NBG and BNB, entered into agreements with their primary regulator, the Office of the Comptroller of the Currency (“OCC”). Under the terms of the agreements, NBG and BNB, without admitting any violations, have taken actions designed to assure that their operations are in accordance with applicable laws and regulations.

The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company currently has two financial services subsidiaries: The FI Group, Inc. (“FIGI”) and the Burke Group, Inc. (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2003, the Company terminated its financial holding company status to operate instead as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

In February 2001, the Company formed FISI Statutory Trust I (“FISI” or “Trust”) (100% owned) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities (“trust preferred securities”), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.

The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Actual results could differ from those estimates. Amounts in the prior year’s consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.

(2) Stock Compensation Plans

The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock — Based Compensation – Transition and Disclosure.”

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2004	2003
Reported net income	$2,647	$4,296
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	128	4

Pro forma net income	$2,519	$4,292

Basic earnings per share:
Reported	$0.20	$0.35
Pro forma	0.19	0.35
Diluted earnings per share:
Reported	$0.20	$0.35
Pro forma	0.19	0.35

The weighted-average fair value of options granted during the three months ended March 31, 2004 and 2003 amounted to $8.60 and $10.38, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Dividend yield	2.69%	2.84%
Expected life (in years)	10.00	10.00
Expected volatility	35.95%	51.89%
Risk-free interest rate	4.17%	3.95%

(3) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2004	2003
Net income	$2,647	$4,296
Less: Preferred stock dividends	374	374

Net income available to common shareholders	$2,273	$3,922

Average number of common shares outstanding used to calculate basic earnings per common share	11,171	11,107
Add: Effect of dilutive options	75	106

Average number of common shares used to calculate diluted earnings per common share	11,246	11,213

Earnings per common share:
Basic	$0.20	$0.35
Diluted	$0.20	$0.35

\

(4) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, FTB and the Financial Services Group. The reportable segment information as of and for the three months ended March 31, 2004 and 2003 follows:

(Dollars in thousands)	2004	2003
Assets
WCB	$789,855	$710,717
NBG	707,541	755,155
BNB	467,077	502,606
FTB	246,743	222,479
Financial Services Group	4,983	4,889

Total segment assets	2,216,199	2,195,846
Parent and eliminations, net	7,162	7,652

Total assets	$2,223,361	$2,203,498

Net interest income
WCB	$7,066	$7,027
NBG	6,141	6,473
BNB	3,766	3,794
FTB	2,069	1,985
Financial Services Group	—	—

Total segment net interest income	19,042	19,279
Parent and eliminations, net	(585)	(438)

Total net interest income	$18,457	$18,841

Net income (loss)
WCB	$1,970	$2,558
NBG	123	192
BNB	855	1,330
FTB	570	663
Financial Services Group	(147)	(105)

Total segment net income	3,371	4,638
Parent and eliminations, net	(724)	(342)

Total net income	$2,647	$4,296

(5) Retirement Plans and Postretirement benefits

The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

Net periodic pension cost consists of the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Service cost	$343	$338
Interest cost on projected benefit obligation	296	270
Expected return on plan assets	(359)	(313)
Amortization of net transition costs	(10)	(10)
Amortization of unrecognized loss	55	50
Amortization of unrecognized prior service cost	5	6

Net periodic pension cost	$330	$341

The Company expects to contribute approximately $1,406,000 to the pension plan prior to June 15, 2004.

The Company’s BNB subsidiary has a postretirement benefit plan that provides health and dental benefits to eligible retirees. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $18,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal objective of this discussion is to provide an overview of the financial condition and results of operations of Financial Institutions, Inc. and its subsidiaries for the periods covered in this quarterly report. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.

Income. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, service charges on deposits, financial services group fees and commissions, mortgage banking activities, gain or loss on the sale or call of investment securities and other miscellaneous income.

Expenses. The Company’s expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of intangible assets, computer and data processing, professional fees, other miscellaneous expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

OVERVIEW

Net income was $2.6 million and $4.3 million for the three months ended March 31, 2004 and 2003, respectively. Diluted earnings per share for the quarter ended March 31, 2004 was $0.20, compared to $0.35 for the same quarter in 2003. The return on average common equity for the three months ended March 31, 2004 was 5.42%, compared to 9.72% for the same period one year ago. The return on average assets for the three months ended March 31, 2004 was 0.49%, compared to 0.82% for the same period one year ago.

Net interest income, the principal source of the Company’s earnings, was $18.5 million for the first quarter of 2004 compared to $18.8 for the same quarter last year. Net interest margin was 3.86% for the three months ended March 31, 2004, a drop of 15 basis points from the 4.01% level for the same quarter last year.

The most significant item affecting first quarter 2004 financial results was the provision for loan losses, which totaled $4.8 million in 2004, an increase of $1.5 million over the $3.3 million provision for loan losses in the first quarter 2003. Credit quality issues continue to have an adverse impact on the Company’s financial results. Net loan charge-offs were $3.8 million, or 1.15% of average loans, for the quarter ended March 31, 2004 compared to $1.5 million, or 0.46% of average loans for the same quarter last year. Agricultural loan net charge-offs totaled $1.9 million, primarily related to a single relationship, and commercial and commercial mortgage loan net charge-offs totaled $1.7 million for the first quarter 2004.

In early 2003, the Company identified two control issues at a subsidiary bank that if not corrected could have impacted timing of problem loan identification and lending to insiders under Regulation O. Since the identification of these issues, new procedures have been put in place to evaluate and assess the process of loan grading and problem loan identification at each subsidiary bank. The Company has also added credit administration and loan workout personnel at the holding company level to improve insider loan reporting and to facilitate earlier intervention with respect to problem loans.

The Company’s future challenges include managing existing credit quality issues as well as continuing to strengthen and standardize the current loan underwriting process. Significant resources have been invested in building an infrastructure necessary to manage the current credit issues and to support future growth. Management is now faced with the challenge of leveraging that infrastructure to grow revenues by investing in quality assets.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that Management believes are the most important to the Company’s financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of December 31, 2003, dated March 12, 2004, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require particularly subjective or complex judgments important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

Allowance for Loan Losses: Arriving at an appropriate level of allowance involves a high degree of judgment. The Company’s allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses and considers the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Management also uses a loan risk rating system as well as current portfolio performance to determine the allowance. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Goodwill: SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing impairment of goodwill.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based on the current expectations of the Company or the Company’s management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company’s operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.

SELECTED FINANCIAL DATA

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended March 31,
	2004	2003	$ Change	% Change
Per common share data:
Net income – basic	$0.20	$0.35	$(0.15)	(43)%
Net income – diluted	$0.20	$0.35	$(0.15)	(43)%
Cash dividends declared	$0.16	$0.16	$—	—%
Book value	$15.10	$14.75	$0.35	2%
Common shares outstanding:
Weighted average shares – basic	11,170,972	11,107,014
Weighted average shares – diluted	11,246,200	11,212,507
Period end	11,172,673	11,109,664
Performance ratios, annualized:
Return on average assets	0.49%	0.82%
Return on average common equity	5.42%	9.72%
Common dividend payout ratio	80.00%	45.71%
Net interest margin (tax-equivalent)	3.86%	4.01%
Efficiency ratio *	61.15%	58.95%
Asset quality ratios:
Nonperforming loans to total loans	3.78%	2.92%
Nonperforming assets to total loans and other real estate	3.84%	3.01%
Net loan charge-offs to average loans	1.15%	0.46%
Allowance for loan losses to total loans	2.29%	1.75%
Allowance for loan losses to nonperforming loans	61%	60%
Capital ratios:
Average common equity to average total assets	7.78%	7.67%
Leverage ratio	7.02%	6.83%
Tier 1 risk based capital ratio	10.35%	9.72%
Risk-based capital ratio	11.61%	10.98%

*	Efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of available for sale securities.

NET INCOME ANALYSIS

Average Balance Sheets

The table on the following page sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities as of and for the three months ended March 31, 2004 and 2003. Dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, derived such yields and rates. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccrual loan balances are included in the yield calculations in these tables.

	For The Three Months Ended March 31,
		2004			2003
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$52,221	$131	1.00%	$33,126	$103	1.26%
Investment securities (1):
Taxable	410,072	4,201	4.10%	414,393	4,560	4.40%
Non-taxable	245,294	3,212	5.24%	225,781	3,249	5.76%

Total investment securities	655,366	7,413	4.52%	640,174	7,809	4.88%
Loans (2):
Commercial and agricultural	843,213	11,898	5.68%	837,901	12,731	6.16%
Residential real estate	244,804	4,121	6.73%	252,404	4,613	7.31%
Consumer and home equity	241,113	3,879	6.47%	239,684	4,408	7.46%

Total loans	1,329,130	19,898	6.02%	1,329,989	21,752	6.61%

Total interest-earning assets	2,036,717	27,442	5.41%	2,003,289	29,664	5.97%

Allowance for loans losses	(29,081)			(21,963)
Other non-interest earning assets	161,406			153,539

Total assets	$2,169,042			$2,134,865

Interest-bearing liabilities:
Savings and money market	413,431	693	0.67%	410,286	1,265	1.25%
Interest-bearing checking	383,686	641	0.67%	388,824	1,058	1.10%
Certificates of deposit	773,675	4,905	2.55%	724,365	5,593	3.13%
Borrowed funds	130,468	1,189	3.67%	162,751	1,351	3.37%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	—	—	—
Guaranteed preferred beneficial interests in Corporation’s junior subordinated debentures	—	—	—	16,200	419	10.49%

Total interest-bearing liabilities	1,717,962	7,860	1.84%	1,702,426	9,686	2.31%

Non-interest bearing demand deposits	250,345			228,493
Other non-interest-bearing liabilities	14,298			22,489

Total liabilities	1,982,605			1,953,408
Shareholders’ equity (3)	186,437			181,457

Total liabilities and shareholders’ equity	$2,169,042			$2,134,865

Net interest income – tax equivalent		19,582			19,978
Less: tax equivalent adjustment		1,125			1,137

Net interest income		$18,457			$18,841

Net interest rate spread			3.57%			3.66%

Net earning assets	$318,755			$300,863

Net interest income as a percentage of average interest-earning assets			3.86%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.55%			117.67%

(1)	Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of deferred loan fees and costs, and loan discounts and premiums.

(3)	Includes unrealized gains/(losses) on securities available for sale.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, decreased 2% to $18.5 million compared to $18.8 million in the first quarter of 2003. Net interest margin was 3.86% for the first quarter of 2004, a drop of 15 basis points from 4.01% for the same period last year.

Net interest margin continued to decline in the first quarter of 2004 as market interest rates remain at historically low levels. The trend of compression in net interest margin can be attributed to the following factors:

-	a shift in the mix of earning assets,

-	an increase in repricing sensitivity on deposit products as market interest rates remain at historically low levels, and

-	an increase in nonaccrual loans in comparison to prior year.

As previously indicated, the Company experienced a decline in loans during the first quarter of 2004, resulting in an increase in investment securities and a shift in the mix of earning assets as lower yielding investment securities with less credit risk represent a greater percentage of earning assets in 2004. In addition, the historically low interest rate environment has resulted in the Company reducing rates on deposit products to historically low levels, minimizing the opportunity to reduce deposit rates further. Lastly, the increase in nonaccrual loans to $50.5 million at March 31, 2004 compared to $40.4 million at March 31, 2003 negatively affected net interest income and margin for the current quarter.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2004 totaled $4.8 million, an increase of $1.5 million over the $3.3 million provision for loan losses for the first quarter of 2003. The increased provision for loan losses in 2004 is a reflection of higher loan charge-offs and overall higher allowances on classified commercial loan pools caused by credit rating downgrades, both of which affected the Company’s assessment of the allowance for loan losses. See discussion of the Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income decreased 4% in the first quarter of 2004 to $5.9 million from $6.1 million for the first quarter of 2003. Growth in deposits and related activity resulted in service charges on deposits increasing slightly to $2.8 million for the three months ending March 31, 2004 compared to $2.7 million for the same period a year ago. Mortgage banking revenues, which include gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization of mortgage servicing rights, decreased to $523,000 for the three months ended March 31, 2004 from $785,000 for the same period last year. The decrease in mortgage banking revenues corresponds with residential mortgage refinancing activity returning to more normal levels after the high volume period experienced in 2003 due to the historically low interest rate environment. The Company sells most fixed rate newly originated and refinanced mortgage loans in the secondary market. Net gains on sale of securities decreased to $50,000 for the three months ending March 31, 2004 compared to $291,000 for the same period a year ago.

Noninterest Expense

Noninterest expense for the first quarter of 2004 totaled $15.9 million compared with $15.6 million for the first quarter of 2003. Salaries and benefits increased $271,000 in the first quarter of 2004 compared to the first quarter of 2003, primarily a result of additional staffing associated with the Company’s credit administration department and new branch openings. Occupancy and equipment increased $225,000 in the first quarter of 2004 compared to the first quarter of 2003, again a result of increased overhead from new branch openings. The additional noninterest expenses, coupled with a slowing of net interest income growth, are the principal factors increasing the Company’s efficiency ratio for 2004 to 61.15%, compared to 58.95% for the same period a year ago.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes and amounted to $1.0 million and $1.8 million for the first quarter of 2004 and 2003, respectively. While the decrease generally corresponds to the decreased levels of taxable income, the effective tax rate for the first quarter of 2004 decreased to 26.6%, compared to 29.2% for the first quarter 2003. The lower effective tax rate is attributable to the effects of tax-exempt interest income constituting a larger proportion of net income before income taxes.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition

Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2004		2003		2003
Commercial	$239,941	18.3%	$248,313	18.4%	$260,109	19.4%
Commercial real estate	368,010	28.1	369,712	27.5	345,416	25.8
Agricultural	218,107	16.6	235,199	17.5	235,519	17.6
Residential real estate	244,791	18.7	251,502	18.7	255,604	19.1
Consumer and home equity	240,790	18.3	240,591	17.9	242,474	18.1

Total loans gross	$1,311,639	100.0	1,345,317	100.0	1,339,122	100.0
Allowance for loan losses	(30,023)		(29,064)		(23,434)

Total loans, net	$1,281,616		$1,316,253		$1,315,688

Total gross loans decreased $33.7 million to $1.312 billion at March 31, 2004 from $1.345 billion at December 31, 2003. Commercial loans decreased $8.4 million to $240 million or 18.3% of the portfolio at March 31, 2004 from $248 million or 18.4% at December 31, 2003. Agricultural loans decreased $17.1 million, to $218 million at March 31, 2004 from $235 million at December 31, 2003. The decrease in loans relates to weakening loan demand coupled with increased competitive pressures in certain market areas. Included in agricultural loans were $114 million in loans to dairy farmers, or 8.7% of the total loan portfolio at March 31, 2004 comparable to $119 million or 8.9% of the total loan portfolio at December 31, 2003. The residential real estate portfolio includes loans held for sale totaling $5,448,000 and $4,881,000 at March 31, 2004 and December 31, 2003, respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets at March 31, 2004 totaled $50.5 million, down slightly from $52.1 million at December 31, 2003. The decrease in nonaccruing loans is attributed to charge-offs, offset by additional substandard loans being placed on nonaccrual status during the quarter. Over the past few quarters the Company has committed additional resources toward management of the Company’s nonperforming assets and strengthening the credit administration function.

The following table provides information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Nonaccruing loans (1)
Commercial	$11,872	$12,983	$15,793
Commercial real estate	11,236	11,745	8,261
Agricultural	18,123	18,870	8,836
Residential real estate	2,425	2,496	1,028
Consumer and home equity	668	578	880

Total nonaccruing loans	44,324	46,672	34,798
Restructured loans	3,081	3,069	2,940
Accruing loans 90 days or more delinquent	2,199	1,709	1,308

Total nonperforming loans	49,604	51,450	39,046
Other real estate owned	850	653	1,316

Total nonperforming assets	$50,454	$52,103	$40,362

Total nonperforming loans to total loans	3.78%	3.82%	2.92%
Total nonperforming assets to total loans and other real estate	3.84%	3.87%	3.01%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The recorded investment in loans considered impaired totaled $20,177,000 and $24,838,000 at March 31, 2004 and 2003, respectively. The allowance for loan losses related to impaired loans amounted to $4,833,000 and $5,081,000 at March 31, 2004 and 2003, respectively. Interest income recognized on impaired loans, while such loans were impaired, during the three months ended March 31, 2004 and 2003 was approximately $26,000 and $60,000, respectively.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of each Banks’ loan portfolios to identify these probable losses, and to assess the overall collectibility of these portfolios. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The allowance for loan losses is allocated to cover the estimated losses in each loan category based on the results of this detailed review. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is fairly stated at March 31, 2004.

The following table sets forth the activity in the allowance for loan losses for the period indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$29,064	$21,660
Charge-offs:
Commercial	1,173	1,252
Commercial real estate	753	24
Agricultural	1,898	13
Residential real estate	13	23
Consumer and home equity	399	337

Total charge-offs	4,236	1,649
Recoveries:
Commercial	141	42
Commercial real estate	64	6
Agricultural	33	2
Residential real estate	1	7
Consumer and home equity	160	68

Total recoveries	399	125

Net charge-offs	3,837	1,524
Provision for loan losses	4,796	3,298

Balance at end of period	$30,023	$23,434

Ratio of net loan charge-offs to average loans (annualized)	1.15%	0.46%
Ratio of allowance for loan losses to total loans	2.29%	1.75%
Ratio of allowance for loan losses to nonperforming loans	61%	60%

Net loan charge-offs were $3.8 million for the first quarter of 2004 or 1.15% (annualized) of average loans compared to $1.5 million or 0.46% of average loans in the same period last year. The increase in agricultural loan net charge-offs to $1.9 million relates primarily to a single relationship. Provision for loan losses amounted to $4.8 million for the first quarter of 2004 and reflects the increased amount of net loan charge-offs and overall higher allowances on classified commercial loan pools caused by credit rating downgrades. The ratio of the allowance for loan losses to nonperforming loans was 61% at March 31, 2004, compared to 56% at December 31, 2003 and 60% at March 31, 2003. The ratio of the allowance for loan losses to total loans increased to 2.29% at March 31, 2004, compared to 2.16% at December 31, 2003 and 1.75% a year ago.

Investing Activities

The Company’s total investment security portfolio increased $59.7 million during the first quarter of 2004. The largest increase was in mortgage-backed securities, which increased $44.3 million as detailed below. The investment security increase corresponds with the increase in deposits and decrease in loans during the quarter, as the Company has invested excess cash in investment securities. Further detail regarding the Company’s investment portfolio follows.

U.S. Treasury and Agency Securities

At March 31, 2004, the U.S. Treasury and Agency securities portfolio totaled $220.3 million, all of which was classified as available for sale. The portfolio was comprised entirely of U. S. federal agency securities, which were predominately callable securities. These callable securities provide higher yields than similar securities without call features. At December 31, 2003, the U.S. Treasury and Agency securities portfolio totaled $211.9 million, all of which was classified as available for sale.

State and Municipal Obligations

At March 31, 2004, the portfolio of state and municipal obligations totaled $250.3 million, of which $203.8 million was classified as available for sale. At that date, $46.5 million was classified as held to maturity, with a fair value of $47.6 million. At December 31, 2003, the portfolio of state and municipal obligations totaled $242.5 million, of which $195.4 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $237.0 million and $192.7 million at March 31, 2004 and December 31, 2003, respectively. The portfolio was comprised of $150.0 million of mortgage-backed pass-through securities, $78.6 million of collateralized mortgage obligations (CMOs) and $8.4 million of other asset-backed securities at March 31, 2004. The mortgage backed pass-through securities were predominantly issued by government sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 80% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2003 the portfolio consisted of $138.5 million of mortgage-backed pass-through securities and $45.1 million of CMOs. The mortgage-backed portfolio at December 31, 2003 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio. The increase in CMOs from $45.1 million to $78.6 million is attributed to higher levels of excess cash at the banks being invested in higher interest earning securities versus overnight federal funds sold.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $3.3 million and $4.1 million at March 31, 2004 and December 31, 2003, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.

Equity Securities

At March 31, 2004 and December 31, 2003, available for sale equity securities totaled $0.9 million.

Funding Activities

Deposits

The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.629 billion or 87.0% of total deposits of $1.872 billion at March 31, 2004 compared to core deposits of $1.552 billion or 85.3% of total deposits of $1.819 billion at December 31, 2003. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $411.5 million at March 31, 2004 compared to $355.6 million at December 31, 2003. The increase is a reflection of the seasonality of the municipal banking business. Included in total deposits are certificates of deposit over $100,000, which amounted to $243.2 million and $267.1 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, brokered certificates of deposit included in certificates of deposit over $100,000 totaled $90.5 million and $125.4 million, respectively.

Non-Deposit Sources of Funds

The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $81.9 million and $89.0 million as of March 31, 2004 and December 31, 2003, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The Company had approximately $33.6 million of immediate credit available under lines of credit with the FHLB at March 31, 2004, collateralized by FHLB stock and real estate mortgage loans. The Company also has lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $25.0 million. No advances were outstanding against the Farmer Mac lines as of March 31, 2004. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $24.9 million and $22.5 million as of March 31, 2004 and December 31, 2003, respectively.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank to aid in achieving the capital plans established for its NBG and BNB subsidiaries. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, which was 2.98% as of March 31, 2004. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows: $5 million in December 2006, $10 million in December 2007 and $10 million in December 2008. The $5 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of March 31, 2004. The credit agreement includes affirmative financial covenants, all of which were met as of March 31, 2004. FII pledged the stock of its subsidiary banks as collateral for the credit facility.

During 2001 FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of March 31, 2004, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.

Equity Activities

Total shareholders’ equity totaled $186.5 million at March 31, 2004, an increase of $3.4 million from $183.1 million at December 31, 2003. Retained earnings increased to $137.4 million at March 31, 2004, a $0.5 million increase over retained earnings at year-end. The increase in retained earnings, coupled with a $2.8 million increase in accumulated other comprehensive income, account for a substantial portion of the increase in shareholders’ equity.

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

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the subsidiary banks’ liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources, including credit lines with the other banking institutions, the FHLB, Farmer Mac and the Federal Reserve Bank.

The primary sources of liquidity for the parent company are dividends from subsidiaries, lines of credit, and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company’s subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company.

In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2004 letters of credit totaling $13.3 million and unused loan commitments of $264.5 million were contractually available. Comparable amounts for these commitments at December 31, 2003 were $11.8 million and $271.9 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as certain of the commitments are expected to expire without funding.

The Company’s cash and cash equivalents were $111.4 million at March 31, 2004, an increase of $25.8 million from the balance of $85.6 million at December 31, 2003. The primary factors leading to the increase in cash during the first three months of 2004 were the increase in deposits and decrease in loans, offset by an increase in securities and decrease in borrowings.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company’s Tier 1 leverage ratio was 7.02% at March 31, 2004 comparable to 7.03% at December 31, 2003, both well-above minimum regulatory capital requirements. Total Tier 1 capital of $148.6 million at March 31, 2004 increased $0.9 million from $147.7 million at December 31, 2003.

The Company’s total risk-weighted capital ratio was 11.61% at March 31, 2004 and 11.44% at December 31, 2003, respectively, both well-above minimum regulatory capital requirements. Total risk-based capital was $166.7 million at March 31, 2004, an increase of $0.7 million from $166.0 million at December 31, 2003.

In addition, the formal agreements entered into by NBG and BNB with their primary regulator required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. The following table details the capital ratios for each of the banks as of March 31, 2004.

	NBG	BNB
Tier 1 leverage ratio	8.45%	8.35%
Tier 1 risk-based capital ratio	11.72%	14.07%
Total risk-based capital ratio	12.98%	15.33%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Company’s Board of Directors. The Company’s senior management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Senior Management develops an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the subsidiary Banks. Each subsidiary bank board adopts an Asset-Liability Policy within the parameters of the Company’s overall Asset-Liability Policy and utilizes an asset/liability committee comprised of senior management of the bank under the direction of the bank’s board.

Management of the Company’s interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative instruments, management’s techniques usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB.

The Company uses a net interest income and economic value of equity model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K as of December 31, 2003, dated March 12, 2004, as filed with the Securities and Exchange Commission.

Management also uses a static gap analysis to identify and manage the Company’s interest rate risk profile. Interest sensitivity gap (“gap”) analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

Item 4. Controls and Procedures

As of March 31, 2004 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
01/01/04–01/31/04	*1,000	$14.81	—	235,000
02/01/04–02/29/04	—	—	—	235,000
03/01/04–03/31/04	—	—	—	235,000

Total	*1,000	$14.81	—	235,000

*	Shares were purchased in a private transaction whereby the Company repurchased shares from an exiting director based on the Company’s book value as of December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
Exhibit 11.1	Computation of Per Share Earnings*

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 3 to the consolidated financial statements in this report.

(b) Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K dated January 22, 2004 relating to a press release to announce the Company’s financial results for the quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2004	FINANCIAL INSTITUTIONS, INC.

Date	Signatures

May 7, 2004	/s/ Peter G. Humphrey

Peter G. Humphrey President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director

May 7, 2004	/s/ Ronald A. Miller

Ronald A. Miller Senior Vice President and Chief Financial Officer (Principal Accounting Officer)