Form 10-Q
period 2004-06-30
FINANCIAL INSTITUTIONS INC
filed 2004-08-06
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[X] NO[   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 30, 2004
Common Stock, $0.01 par value	11,196,735 shares

FINANCIAL INSTITUTIONS, INC.

FORM 10-Q

Item 1. Financial Statements (Unaudited)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2004	2003
Assets
Cash, due from banks and interest-bearing deposits	$49,953	$45,635
Federal funds sold	1,685	40,006
Securities available for sale, at fair value	684,734	604,964
Securities held to maturity (fair value of $43,728 and $48,121 at June 30, 2004 and December 31, 2003, respectively)	43,224	47,131
Loans, net	1,270,917	1,316,253
Premises and equipment, net	34,262	34,239
Goodwill	40,946	40,621
Other assets	53,057	44,883

Total assets	$2,178,778	$2,173,732

Liabilities And Shareholders’ Equity
Liabilities:
Deposits:
Demand	$273,033	$264,990
Savings, money market and interest-bearing checking	808,870	784,219
Certificates of deposit	767,472	769,682

Total deposits	1,849,375	1,818,891
Short-term borrowings	32,969	50,025
Long-term borrowings	83,451	87,520
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	16,702
Accrued expenses and other liabilities	19,518	17,491

Total liabilities	2,002,015	1,990,629
Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding - 1,659 shares at June 30, 2004 and 1,666 shares at December 31, 2003	166	167
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding - 175,683 shares at June 30, 2004 and December 31, 2003	17,568	17,568
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,303,533 shares at June 30, 2004 and December 31, 2003	113	113
Additional paid-in capital	21,458	21,055
Retained earnings	140,818	136,938
Accumulated other comprehensive (loss) income	(2,601)	8,197
Treasury stock, at cost – 107,998 shares at June 30, 2004 and 135,223 shares at December 31, 2003	(759)	(935)

Total shareholders’ equity	176,763	183,103

Total liabilities and shareholders’ equity	$2,178,778	$2,173,732

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Interest income:
Loans	$19,324	$22,176	$39,222	$43,928
Securities	6,997	6,465	13,286	13,137
Other	93	123	223	226

Total interest income	26,414	28,764	52,731	57,291

Interest expense:
Deposits	6,205	7,883	12,444	15,799
Borrowings	1,081	1,269	2,270	2,620
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	419	—	838
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	—	864	—

Total interest expense	7,718	9,571	15,578	19,257

Net interest income	18,696	19,193	37,153	38,034
Provision for loan losses	2,516	5,311	7,312	8,609

Net interest income after provision for loan losses	16,180	13,882	29,841	29,425

Noninterest income:
Service charges on deposits	3,047	2,771	5,865	5,426
Financial services group fees and commissions	1,545	1,328	2,965	2,702
Mortgage banking revenues	601	951	1,124	1,736
Gain on securities transactions	24	151	74	442
Gain on sale of credit card portfolio	1,177	—	1,177	—
Other	870	959	1,912	1,956

Total noninterest income	7,264	6,160	13,117	12,262

Noninterest expense:
Salaries and employee benefits	9,068	8,036	18,220	16,917
Occupancy and equipment	2,184	2,084	4,397	4,072
Supplies and postage	576	598	1,163	1,260
Amortization of intangible assets	244	309	544	617
Computer and data processing expense	395	426	822	877
Professional fees	608	480	1,147	1,060
Other	2,589	3,014	5,279	5,720

Total noninterest expense	15,664	14,947	31,572	30,523

Income before income taxes	7,780	5,095	11,386	11,164
Income taxes	2,220	1,445	3,179	3,218

Net income	$5,560	$3,650	$8,207	$7,946

Earnings per common share (note 3):
Basic	$0.46	$0.29	$0.67	$0.65
Diluted	$0.46	$0.29	$0.66	$0.64

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
						Other
	3%	8.48%		Additional		Comprehensive		Total
(Dollars in thousands, except per share amounts)	Preferred	Preferred	Common	Paid-in	Retained	Income	Treasury	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance – December 31, 2003	$167	$17,568	$113	$21,055	$136,938	$8,197	$(935)	$183,103
Purchase 7 shares of preferred stock	(1)	—	—	—	—	—	—	(1)
Purchase 2,000 shares of common stock	—	—	—	—	—	—	(29)	(29)
Issue 1,926 shares of common stock – Directors’ plan	—	—	—	31	—	—	14	45
Issue 12,775 shares of common stock - exercised stock options	—	—	—	149	—	—	89	238
Issue 14,524 shares of common stock – Burke Group, Inc.	—	—	—	223	—	—	102	325
Comprehensive income (loss):
Net income	—	—	—	—	8,207	—	—	8,207
Unrealized loss on securities available for sale (net of tax of $(7,132))	—	—	—	—	—	(10,754)	—	(10,754)
Reclassification adjustment for net gains included in net income (net of tax of $(30))	—	—	—	—	—	(44)	—	(44)

Net unrealized loss on securities available for sale (net of tax of $(7,162))	—	—	—	—	—	—	—	(10,798)

Total comprehensive loss	—	—	—	—	—	—	—	(2,591)

Cash dividends declared:
3% Preferred — $1.50 per share	—	—	—	—	(3)	—	—	(3)
8.48% Preferred — $4.24 per share	—	—	—	—	(745)	—	—	(745)
Common — $0.32 per share	—	—	—	—	(3,579)	—	—	(3,579)

Balance – June 30, 2004	$166	$17,568	$113	$21,458	$140,818	$(2,601)	$(759)	$176,763

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$8,207	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,267	3,971
Provision for loan losses	7,312	8,609
Deferred income tax expense (benefit)	1,314	(2,083)
Proceeds from sale of loans held for sale	45,894	98,389
Originations of loans held for sale	(49,663)	(101,393)
Gain on securities transactions	(74)	(442)
Gain on sale of loans held for sale	(600)	(1,392)
Gain on sale of credit card portfolio	(1,177)	—
(Gain) loss on sale of other assets	(200)	12
Minority interest in net income of subsidiaries	16	17
(Increase) decrease in other assets	(5,407)	3,424
Increase in accrued expenses and other liabilities	2,016	665

Net cash provided by operating activities	10,905	17,723
Cash flows from investing activities:
Purchase of securities:
Available for sale	(249,821)	(162,728)
Held to maturity	(14,465)	(10,021)
Proceeds from maturity and call of securities:
Available for sale	130,809	160,807
Held to maturity	18,346	11,917
Proceeds from gain on securities transactions	20,438	53,443
Decrease (increase) in loans	37,867	(48,116)
Proceeds from sale of credit card portfolio	5,703	—
Proceeds from sales of premises and equipment	15	36
Purchase of premises and equipment	(1,815)	(7,090)
Proceeds from sale of equity investment in Mercantile Adjustment Bureau, LLC	2,400	—

Net cash used in investing activities	(50,523)	(1,752)
Cash flows from financing activities:
Net increase in deposits	30,484	117,711
Net decrease in short-term borrowings	(17,056)	(18,204)
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(4,069)	(23,874)
Purchase of preferred and common shares	(30)	(425)
Issuance of common shares	608	1,518
Dividends paid	(4,322)	(4,302)

Net cash provided by financing activities	5,615	77,424

Net (decrease) increase in cash and cash equivalents	(34,003)	93,395
Cash and cash equivalents at the beginning of the period	85,641	48,429

Cash and cash equivalents at the end of the period	$51,638	$141,824

Supplemental information:
Cash paid during period for:
Interest	$15,965	$18,529
Income taxes	548	4,385

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

The consolidated financial statements include the accounts of FII and its four banking subsidiaries, Wyoming County Bank (99.65% owned) (“WCB”), The National Bank of Geneva (100% owned) (“NBG”), First Tier Bank & Trust (100% owned) (“FTB”) and Bath National Bank (100% owned) (“BNB”), collectively referred to as the “Banks”. During 2003, the Company disclosed that the Boards of Directors of its two national bank subsidiaries, NBG and BNB, entered into agreements with their primary regulator, the Office of the Comptroller of the Currency (“OCC”). Under the terms of the agreements, NBG and BNB, without admitting any violations, have taken actions designed to assure that their operations are in accordance with applicable laws and regulations. On July 23, 2004, the OCC sent “15-day letters” to certain current and former directors and officers of NBG, notifying them that the OCC is considering an administrative action against them, such as reprimand or civil money penalty, arising out of violations of law identified in the September 30, 2002 Report of Examination, and providing them an opportunity to submit information prior to the commencement of any administrative action. NBG’s By-Laws provide that, to the fullest extent permitted by law, it shall indemnify directors made a party to an administrative proceeding, provided that the acts of the indemnified party that are the subject of the proceeding were not committed in bad faith, were not the result of dishonesty, and did not result in personal gain. Federal law prohibits indemnifying directors for fines and civil money penalties, but indemnification is permitted under certain circumstances for legal and professional expenses.

The Company also has two financial services subsidiaries: The FI Group, Inc. (“FIGI”) and the Burke Group, Inc. (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2003, the Company terminated its financial holding company status to operate instead as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

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

Had the Company determined compensation cost based on the fair value method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Reported net income	$5,560	$3,650	$8,207	$7,946
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	127	108	255	112

Pro forma net income	5,433	3,542	7,952	7,834
Less: Preferred stock dividends	374	374	748	748

Pro forma net income available to common shareholders	$5,059	$3,168	$7,204	$7,086

Basic earnings per share:
Reported	$0.46	$0.29	$0.67	$0.65
Pro forma	0.45	0.28	0.64	0.64
Diluted earnings per share:
Reported	$0.46	$0.29	$0.66	$0.64
Pro forma	0.45	0.28	0.64	0.63

(3) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2004	2003	2004	2003
Net income	$5,560	$3,650	$8,207	$7,946
Less: Preferred stock dividends	374	374	748	748

Net income available to common shareholders	$5,186	$3,276	$7,459	$7,198

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,183	11,159	11,177	11,133
Add: Effect of dilutive options	62	97	69	101

Weighted average number of common shares used to calculate diluted earnings per common share	11,245	11,256	11,246	11,234

Earnings per common share:
Basic	$0.46	$0.29	$0.67	$0.65
Diluted	$0.46	$0.29	$0.66	$0.64

(4) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, FTB and the Financial Services Group. The reportable segment information is as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Assets
WCB	$774,392	$754,639
NBG	688,426	721,374
BNB	461,687	462,113
FTB	259,792	225,080
Financial Services Group	5,256	5,135

Total segment assets	2,189,553	2,168,341
Parent and eliminations, net	(10,775)	5,391

Total assets	$2,178,778	$2,173,732

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net interest income
WCB	$7,036	$7,069	$14,102	$14,096
NBG	6,216	6,512	12,357	12,985
BNB	3,895	3,904	7,661	7,698
FTB	2,142	2,138	4,211	4,123
Financial Services Group	—	—	—	—

Total segment net interest income	19,289	19,623	38,331	38,902
Parent and eliminations, net	(593)	(430)	(1,178)	(868)

Total net interest income	$18,696	$19,193	$37,153	$38,034

Net income
WCB	$2,608	$2,364	$4,578	$4,922
NBG	958	332	1,081	524
BNB	1,578	302	2,433	1,632
FTB	625	714	1,195	1,377
Financial Services Group	(12)	(91)	(159)	(196)

Total segment net income	5,757	3,621	9,128	8,259
Parent and eliminations, net	(197)	29	(921)	(313)

Total net income	$5,560	$3,650	$8,207	$7,946

(5) Retirement Plans and Postretirement Benefits

The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s funding policy is to contribute at least the minimum funding requirement as determined actuarially to cover current service cost plus amortization of prior service costs.

Net periodic pension cost consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2004	2003	2004	2003
Service cost	$344	$338	$687	$676
Interest cost on projected benefit obligation	297	269	593	539
Expected return on plan assets	(359)	(312)	(718)	(625)
Amortization of net transition asset	(9)	(9)	(19)	(19)
Amortization of unrecognized loss	54	51	109	101
Amortization of unrecognized service cost	4	5	9	11

Net periodic pension cost	$331	$342	$661	$683

The Company expects to contribute approximately $1,406,000 to the pension plan prior to September 15, 2004.

The Company’s BNB subsidiary has a postretirement benefit plan that provides health and dental benefits to eligible retirees. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $36,000 and $94,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Expenses. The Company’s noninterest expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of intangible assets, computer and data processing, professional fees, other miscellaneous expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

OVERVIEW

Net income was $5.6 million, or $0.46 per share (diluted), and $3.7 million, or $0.29 per share (diluted), for the quarter ended June 30, 2004 and 2003, respectively. Return on average common equity (annualized) for the quarter ended June 30, 2004 was 12.66%, compared to 7.82% for the same period a year ago. Return on average assets (annualized) for the three months ended June 30, 2004 was 1.01%, compared to 0.67% for the same period a year ago.

Net income was $8.2 million, or $0.66 per share (diluted), and $7.9 million, or $0.64 per share (diluted), for the six months ended June 30, 2004 and 2003, respectively. Return on average common equity (annualized) for the six months ended June 30, 2004 was 9.00%, compared to 8.75% for the same period a year ago. Return on average assets (annualized) for the six months ended June 30, 2004 was 0.75%, compared to 0.74% for the same period a year ago.

The improved earnings during 2004 is due primarily to a decrease in the provision for loan losses, which was $2.5 million for the second quarter of 2004 and $7.3 million for the six months ended June 30, 2004 compared to $5.3 million for the second quarter 2003 and $8.6 million for the six months ended June 30, 2003. The Company also recorded a gain in the second quarter of 2004 of $1.2 million from the sale of its credit card portfolio.

Net interest income, the principal source of the Company’s earnings, was $18.7 million for the second quarter of 2004 compared to $19.2 million for the same quarter last year. Net interest margin was 3.82% for the three months ended June 30, 2004, a drop of 16 basis points from the 3.98% level for the same quarter last year. Net interest income was $37.2 million for the six months ended June 30, 2004 compared to $38.0 million for the same period last year. Net interest margin for the six months ended June 30, 2004 was 3.84%, a drop of 16 basis points from 4.00% for the six months ended June 30, 2003.

The decline in net interest income and net interest margin results from the low interest rate environment coupled with decreased loan production. Total loans at June 30, 2004 were $1.302 billion, a decline of $43 million from December 31, 2003.

In early 2003, the Company identified two control issues at a subsidiary bank that if not corrected could have impacted problem loan identification and reporting of lending to insiders under Regulation O. Since the identification of these issues, new procedures have been put in place to evaluate and assess the process of loan grading, problem loan identification and Regulation O reporting at each subsidiary bank.

The Company has also added credit administration and loan workout personnel at the holding company level to improve insider loan reporting and to facilitate earlier intervention with respect to problem loans.

The Company’s future challenges include managing existing credit quality issues and continuing to strengthen and standardize the current loan underwriting process. Significant resources have been invested in building an infrastructure necessary to manage the current credit issues and to support future growth. Management is now focused on leveraging that infrastructure to grow revenues by investing in quality assets.

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance involves a high degree of judgment. The Company’s allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses and considers the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the loan portfolio. Management also uses a loan risk rating system as well as current portfolio performance to determine the allowance. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Goodwill: SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements or results of operations. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing impairment of goodwill.

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

SELECTED FINANCIAL DATA

The following table presents certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Six Months Ended June 30,
	2004	2003	$ Change	% Change
Per common share data:
Net income – basic	$0.67	$0.65	$0.02	3%
Net income – diluted	$0.66	$0.64	$0.02	3%
Cash dividends declared	$0.32	$0.32	$—	—%
Book value	$14.20	$15.11	$(0.91)	(6)%
Common shares outstanding:
Weighted average shares – basic	11,177,082	11,133,222
Weighted average shares – diluted	11,245,792	11,234,187
Period end	11,195,535	11,156,017
Performance ratios, annualized:
Return on average assets	0.75%	0.74%
Return on average common equity	9.00%	8.75%
Common dividend payout ratio	47.76%	49.23%
Net interest margin (tax-equivalent)	3.84%	4.00%
Efficiency ratio *	60.32%	56.15%
Asset quality ratios:
Nonperforming loans to total loans	3.77%	3.65%
Nonperforming assets to total loans and other real estate	3.84%	3.70%
Net loan charge-offs to average loans	0.48%	0.66%
Allowance for loan losses to total loans	2.38%	1.93%
Allowance for loan losses to nonperforming loans	63%	53%
Capital ratios:
Average common equity to average total assets	7.43%	7.71%
Leverage ratio	7.03%	6.83%
Tier 1 risk based capital ratio	10.75%	9.77%
Risk-based capital ratio	12.01%	11.03%

* Efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of available for sale securities and gain on sale of credit card portfolio.

NET INCOME ANALYSIS

Average Balance Sheets

The tables on the following pages set forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities as of and for the periods presented. Dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, derived such yields and rates. Tax equivalent adjustments have been made. All average balances are average daily balances. Nonaccrual loan balances are included in the yield calculations in these tables.

	For The Three Months Ended June 30,
	2004			2003
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$37,462	$91	0.98%	$40,587	$123	1.22%
Investment securities (1):
Taxable	483,707	4,893	4.05%	413,618	4,349	4.20%
Non-taxable	252,128	3,239	5.14%	233,765	3,256	5.57%

Total investment securities	735,835	8,132	4.42%	647,383	7,605	4.70%
Loans (2):
Commercial and agricultural	820,572	11,475	5.62%	859,120	13,076	6.10%
Residential real estate	243,946	4,061	6.66%	259,781	4,802	7.39%
Consumer and home equity	244,345	3,788	6.24%	240,410	4,298	7.17%

Total loans	1,308,863	19,324	5.93%	1,359,311	22,176	6.54%

Total interest-earning assets	2,082,160	27,547	5.31%	2,047,281	29,904	5.85%

Allowance for loans losses	(30,493)			(23,818)
Other non-interest earning assets	164,953			155,548

Total assets	$2,216,620			$2,179,011

Interest-bearing liabilities:
Savings and money market	439,391	706	0.65%	419,837	1,126	1.08%
Interest-bearing checking	401,028	665	0.67%	384,359	953	0.99%
Certificates of deposit	778,605	4,834	2.50%	766,729	5,804	3.04%
Borrowed funds	122,379	1,081	3.55%	147,011	1,269	3.46%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	—	—	—
Guaranteed preferred beneficial interests in Corporation’s junior subordinated debentures	—	—	—	16,200	419	10.35%

Total interest-bearing liabilities	1,758,105	7,718	1.77%	1,734,136	9,571	2.21%

Non-interest bearing demand deposits	261,293			236,221
Other non-interest-bearing liabilities	14,763			22,940

Total liabilities	2,034,161			1,993,297
Shareholders’ equity (3)	182,459			185,714

Total liabilities and shareholders’ equity	$2,216,620			$2,179,011

Net interest income – tax equivalent		19,829			20,333
Less: tax equivalent adjustment		1,133			1,140

Net interest income		$18,696			$19,193

Net interest rate spread			3.54%			3.64%

Net earning assets	$324,055			$313,145

Net interest income as a percentage of average interest-earning assets			3.82%			3.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.43%			118.06%

(1)	Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of deferred loan fees and costs, and loan discounts and premiums.

(3)	Includes unrealized gains/(losses) on securities available for sale.

	For The Six Months Ended June 30,
	2004			2003
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$44,841	$222	1.00%	$36,877	$226	1.24%
Investment securities (1):
Taxable	446,889	9,094	4.07%	414,003	8,909	4.31%
Non-taxable	248,711	6,451	5.19%	229,795	6,505	5.66%

Total investment securities	695,600	15,545	4.47%	643,798	15,414	4.79%
Loans (2):
Commercial and agricultural	831,893	23,373	5.63%	848,570	25,807	6.13%
Residential real estate	244,375	8,182	6.70%	256,113	9,415	7.35%
Consumer and home equity	242,729	7,667	6.35%	240,049	8,706	7.31%

Total loans	1,318,997	39,222	5.96%	1,344,732	43,928	6.57%

Total interest-earning assets	2,059,438	54,989	5.36%	2,025,407	59,568	5.91%

Allowance for loans losses	(29,787)			(22,896)
Other non-interest earning assets	164,298			154,549

Total assets	$2,193,949			$2,157,060

Interest-bearing liabilities:
Savings and money market	426,411	1,399	0.66%	415,088	2,391	1.16%
Interest-bearing checking	392,357	1,306	0.67%	386,579	2,011	1.05%
Certificates of deposit	776,140	9,739	2.52%	745,664	11,397	3.08%
Borrowed funds	126,424	2,270	3.61%	154,837	2,620	3.41%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	864	10.35%	—	—	—
Guaranteed preferred beneficial interests in Corporation’s junior subordinated debentures	—	—	—	16,200	838	10.35%

Total interest-bearing liabilities	1,738,034	15,578	1.80%	1,718,368	19,257	2.26%

Non-interest bearing demand deposits	256,937			232,379
Other non-interest-bearing liabilities	14,530			22,714

Total liabilities	2,009,501			1,973,461
Shareholders’ equity (3)	184,448			183,599

Total liabilities and shareholders’ equity	$2,193,949			$2,157,060

Net interest income – tax equivalent		39,411			40,311
Less: tax equivalent adjustment		2,258			2,277

Net interest income		$37,153			$38,034

Net interest rate spread			3.56%			3.65%

Net earning assets	$321,404			$307,039

Net interest income as a percentage of average interest-earning assets			3.84%			4.00%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.49%			117.87%

(1)	Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of deferred loan fees and costs, and loan discounts and premiums.

(3)	Includes unrealized gains/(losses) on securities available for sale.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, decreased 3% in the second quarter of 2004 to $18.7 million compared to $19.2 million in the second quarter of 2003. Net interest margin was 3.82% for the second quarter of 2004, a drop of 16 basis points from 3.98% for the same period last year. Net interest income decreased 2% to $37.2 million for the six months ended June 30, 2004 compared to $38.0 million for the same period last year. Net interest margin was 3.84% for the six months ended June 30, 2004, a drop of 16 basis points from 4.00% for the same period last year.

Net interest margin continued to decline during 2004 as market interest rates remained at historically low levels for most of the period. The trend of compression in net interest margin can be attributed to a shift in the mix of earning assets due to decreased loan production and an increase in repricing sensitivity on deposit products due to the historically low interest rate levels. The Company has experienced a decline in its aggregate amount of loans during 2004, resulting in an increase in investment securities and a shift in the mix of earning assets with higher levels of lower yielding investment securities with less credit risk representing a greater percentage of earning assets. In addition, the low interest rate environment has resulted in the Company reducing rates on deposit products to historically low levels, minimizing the opportunity to reduce deposit rates further.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2004 totaled $2.5 million, a decrease of $2.8 million compared to the $5.3 million provision for loan losses for the second quarter of 2003. The provision for the six months ended June 30, 2004 totaled $7.3 million, a decrease of $1.3 million compared to the $8.6 million provision for the same period last year. The decrease in the provision for loan losses on both a quarter-to-date and year-to-date basis is primarily a reflection of lower net charge-offs during the second quarter of 2004 as compared with 2003 and lower estimated reserve requirements on classified commercial and agricultural loan pools. See further discussion of the Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income increased 18% in the second quarter of 2004 to $7.3 million from $6.2 million for the second quarter of 2003, and 7% in the first six months of 2004 to $13.1 million from $12.3 million for the same period last year. The most significant item impacting noninterest income was a $1.2 million gain from the sale of the Company’s credit card portfolio during the most recent quarter. Growth in deposits and related activity resulted in service charges on deposits increasing to $5.9 million for the six months ending June 30, 2004 compared to $5.4 million for the same period a year ago. Mortgage banking revenues, which include gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization of mortgage servicing rights, decreased to $1.1 million for the six months ended June 30, 2004 from $1.7 million for the same period last year. The decrease in mortgage banking revenues corresponds with reduced levels of residential mortgage refinancing activity following the high volume period experienced in 2003 due to the historically low interest rate environment. The Company sells most fixed rate newly originated and refinanced mortgage loans in the secondary market. Net gains on sale of securities decreased to $74,000 for the six months ending June 30, 2004 compared to $442,000 for the same period a year ago.

Noninterest Expense

Noninterest expense for the second quarter of 2004 totaled $15.7 million compared with $14.9 million for the second quarter of 2003. Noninterest expense for the six months ended June 30, 2004 increased to $31.6 million compared to $30.5 million for the same period last year, mainly a result of increased salaries and benefits attributable to additional lending and credit administration staff. The additional noninterest expenses, coupled with a slowing of revenue growth, are the principal contributing factors in the increase in the Company’s efficiency ratio to 59.51% for the quarter ended June 30, 2004, compared to 53.41% for the same quarter last year, and 60.32% for the six months ended June 30, 2004, compared to 56.15% for the same period a year ago.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes and amounted to $2.2 million and $1.4 million for the second quarter of 2004 and 2003, respectively. The provision amounted to $3.2 million for the six months ended June 30, 2004 and 2003. The effective tax rate remained steady at 28.5% for the second quarter of 2004, compared to 28.4% for the second quarter of 2003, and 27.9% for the first six months of 2004, compared to 28.8% for the first six months of 2003.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition

Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2004		2003		2003
Commercial	$233,432	17.9%	$248,313	18.4%	$264,885	19.3%
Commercial real estate	364,422	28.0	369,712	27.5	356,352	26.0
Agricultural	210,196	16.1	235,199	17.5	244,771	17.9
Residential real estate	248,172	19.1	251,502	18.7	261,674	19.1
Consumer and home equity	245,656	18.9	240,591	17.9	242,971	17.7

Total loans	$1,301,878	100.0	1,345,317	100.0	1,370,653	100.0
Allowance for loan losses	(30,961)		(29,064)		(26,518)

Total loans, net	$1,270,917		$1,316,253		$1,344,135

Total gross loans decreased $43.4 million to $1.302 billion at June 30, 2004 from $1.345 billion at December 31, 2003. Commercial loans decreased $14.9 million to $233 million or 17.9% of the portfolio at June 30, 2004 from $248 million or 18.4% at December 31, 2003. Agricultural loans decreased $25.0 million, to $210 million at June 30, 2004 from $235 million at December 31, 2003. The decline in loans relates to decreased loan production, a result of the Company working to reduce credit risk in the loan portfolio. The Company also sold its credit card portfolio of $4.5 million in the second quarter of 2004. Included in agricultural loans were $108 million in loans to dairy farmers, or 8.3% of the total loan portfolio at June 30, 2004 compared to $119 million or 8.9% of the total loan portfolio at December 31, 2003. The residential real estate portfolio includes loans held for sale totaling $2,948,000 and $4,881,000 at June 30, 2004 and December 31, 2003, respectively.

Nonaccruing Loans and Nonperforming Assets

Nonperforming assets at June 30, 2004 totaled $50.0 million, down from $52.1 million at December 31, 2003 and compared to $50.5 million at March 31, 2004. The decrease in nonperforming loans is primarily a result of troubled debt restructured loans returning to performing status. During the second quarter of 2004, $3.1 million in troubled debt restructured loans were returned to performing status and $4.1 million in nonaccrual loans were returned to accruing status. The Company also received $4.5 million in payments on nonaccrual loans and charged-off $1.5 million in loans that were on nonaccrual status at March 31, 2004. In the second quarter of 2004 the Company transferred $13.5 million in loans to nonaccrual. The Company has focused considerable resources on working to reduce credit risk in the loan portfolio and resolving existing credit quality issues.

The following table provides information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Nonaccruing loans (1)
Commercial	$17,678	$12,983	$19,420
Commercial real estate	11,956	11,745	10,753
Agricultural	14,589	18,870	13,261
Residential real estate	2,318	2,496	1,583
Consumer and home equity	792	578	748

Total nonaccruing loans	47,333	46,672	45,765
Troubled debt restructured loans	—	3,069	3,076
Accruing loans 90 days or more delinquent	1,685	1,709	1,195

Total nonperforming loans	49,018	51,450	50,036
Other real estate owned	960	653	640

Total nonperforming assets	$49,978	$52,103	$50,676

Total nonperforming loans to total loans	3.77%	3.82%	3.65%
Total nonperforming assets to total loans and other real estate	3.84%	3.87%	3.70%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $104.8 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2004. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of each Banks’ loan portfolios to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is adequate at June 30, 2004.

The following table sets forth the activity in the allowance for loan losses for the period indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$30,023	$23,434	$29,064	$21,660
Charge-offs:
Commercial	1,234	1,248	2,407	2,499
Commercial real estate	170	883	923	907
Agricultural	5	13	1,903	27
Residential real estate	10	49	23	72
Consumer and home equity	512	418	911	755

Total charge-offs	1,931	2,611	6,167	4,260
Recoveries:
Commercial	164	315	305	357
Commercial real estate	36	6	100	11
Agricultural	2	1	35	3
Residential real estate	1	1	2	8
Consumer and home equity	150	61	310	130

Total recoveries	353	384	752	509

Net charge-offs	1,578	2,227	5,415	3,751
Provision for loan losses	2,516	5,311	7,312	8,609

Balance at end of period	$30,961	$26,518	$30,961	$26,518

Ratio of net loan charge-offs to average loans (annualized)	0.48%	0.66%	0.82%	0.56%
Ratio of allowance for loan losses to total loans	2.38%	1.93%	2.38%	1.93%
Ratio of allowance for loan losses to nonperforming loans	63%	53%	63%	53%

Net loan charge-offs were $1.6 million for the second quarter of 2004 or 0.48% (annualized) of average loans compared to $5.4 million or 0.82% (annualized) of average loans in the same period last year. The ratio of the allowance for loan losses to nonperforming loans was 63% at June 30, 2004, compared to 56% at December 31, 2003 and 53% at June 30, 2003. The ratio of the allowance for loan losses to total loans increased to 2.38% at June 30, 2004, compared to 2.16% at December 31, 2003 and 1.93% a year ago.

Investing Activities

The Company’s total investment security portfolio increased $75.9 million to $728.0 million as of June 30, 2004 compared to $652.1 million as of December 31, 2003. The largest increase was in mortgage-backed securities, which increased $59.9 million as detailed below. The investment security increase corresponds with the increase in deposits and decreases in loans and federal funds sold since year-end, as the Company invested excess cash and cash equivalents in investment securities. Further detail regarding the Company’s investment portfolio follows.

U.S. Treasury and Agency Securities

At June 30, 2004, the U.S. Treasury and Agency securities portfolio totaled $229.3 million, all of which was classified as available for sale. The portfolio is comprised entirely of U. S. federal agency securities of which $211.2 million are callable securities. These callable securities provide higher yields than similar securities without call features. At June 30, 2004 included in callable securities are $105.7 million of structured notes all of which are step callable agency debt issues having a current average coupon of 4.06% that adjust on average to 6.46% within four years. At December 31, 2003, the U.S. Treasury and Agency securities portfolio totaled $211.9 million, all of which was classified as available for sale.

State and Municipal Obligations

At June 30, 2004, the portfolio of state and municipal obligations totaled $243.1 million, of which $199.9 million was classified as available for sale. At that date, $43.2 million was classified as held to maturity, with a fair value of $43.7 million. At December 31, 2003, the portfolio of state and municipal obligations totaled $242.5 million, of which $195.4 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $252.6 million and $192.7 million at June 30, 2004 and December 31, 2003, respectively. The portfolio was comprised of $173.1 million of mortgage-backed pass-through securities, $71.9 million of collateralized mortgage obligations (CMOs) and $7.6 million of other asset-backed securities at June 30, 2004. The mortgage backed pass-through securities were predominantly issued by government sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 86% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2003 the portfolio consisted of $138.5 million of mortgage-backed pass-through securities and $45.1 million of CMOs. The mortgage-backed portfolio at December 31, 2003 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $2.0 million and $4.1 million at June 30, 2004 and December 31, 2003, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.

Equity Securities

At June 30, 2004 and December 31, 2003, available for sale equity securities totaled $0.9 million.

Funding Activities

Deposits

The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.623 billion or 87.7% of total deposits of $1.849 billion at June 30, 2004 compared to core deposits of $1.552 billion or 85.3% of total deposits of $1.819 billion at December 31, 2003. The core deposit base consists almost exclusively of in-market accounts. The Company had total public deposits of $364.5 million at June 30, 2004 compared to $355.6 million at December 31, 2003. Included in total deposits are certificates of deposit over $100,000, which amounted to $226.7 million and $267.1 million as of June 30, 2004 and December 31, 2003, respectively. The decline in certificates of deposit over $100,000 is mainly due to a decline in brokered certificates of deposit, which totaled $80.5 million and $125.4 million as of June 30, 2004 and December 31, 2003, respectively. Cash available from increases in core deposits and declines in loans outstanding has been utilized to reduce brokered certificates of deposit.

Non-Deposit Sources of Funds

The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $65.4 million and $89.0 million as of June 30, 2004 and December 31, 2003, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The decline in FHLB borrowings is also reflective of the deployment of cash generated from core deposit growth and the decline in loans outstanding. The Company had approximately $47.7 million of immediate credit available under lines of credit with the FHLB at June 30, 2004, collateralized by FHLB stock and real estate mortgage loans. The Company also has lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $25.0 million. No advances were outstanding against the Farmer Mac lines as of June 30, 2004. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $25.3 million and $22.5 million as of June 30, 2004 and December 31, 2003, respectively.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank. Proceeds of the loan were principally used to infuse capital to the NBG and BNB subsidiaries allowing those banks to meet higher capital ratios required in agreements imposed by their regulators. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, which was 3.61% as of June 30, 2004. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. The $5.0 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of June 30, 2004. The credit agreement includes affirmative financial covenants, all of which were met as of June 30, 2004. FII pledged the stock of its subsidiary banks as collateral for the credit facility.

During 2001 FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of June 30, 2004, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.

Equity Activities

Total shareholders’ equity totaled $176.8 million at June 30, 2004, a decrease of $6.3 million from $183.1 million at December 31, 2003. The decrease in shareholders’ equity reflects a $10.8 million decline in the fair value of securities available for sale, net of taxes. This decrease was partially offset by an increase in retained earnings to $140.8 million at June 30, 2004, a $3.9 million increase over retained earnings at December 31, 2003.

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

In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2004 letters of credit totaling $12.6 million and unused loan commitments of $244.8 million were contractually available. Comparable amounts for these commitments at December 31, 2003 were $11.8 million and $271.9 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as certain of the commitments are expected to expire without funding.

The Company’s cash and cash equivalents were $51.6 million at June 30, 2004, a decrease of $34.0 million from the balance of $85.6 million at December 31, 2003. The primary factor leading to the decrease in cash during the first six months of 2004 was management’s decision to invest excess cash and cash equivalents over a longer-term by purchasing investment securities. The Company has $231.0 million in unpledged investment securities at June 30, 2004 compared to $89.6 million at December 31, 2003.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company’s Tier 1 leverage ratio was 7.03% at June 30, 2004 and December 31, 2003, well-above minimum regulatory capital requirements. Total Tier 1 capital of $152.4 million at June 30, 2004 increased $4.7 million from $147.7 million at December 31, 2003.

The Company’s total risk-weighted capital ratio was 12.01% at June 30, 2004 and 11.44% at December 31, 2003, respectively, both well above minimum regulatory capital requirements. Total risk-based capital was $170.3 million at June 30, 2004, an increase of $4.3 million from $166.0 million at December 31, 2003.

In addition, the formal agreements entered into by NBG and BNB with their primary regulator requires both banks to maintain a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. The following table details the capital ratios for each of the banks as of June 30, 2004.

	NBG	BNB
Tier 1 leverage ratio	8.47%	8.62%
Tier 1 risk-based capital ratio	12.35%	14.91%
Total risk-based capital ratio	13.62%	16.17%

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

Item 4. Controls and Procedures

As of June 30, 2004 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
01/01/04 – 01/31/04	* 1,000	$14.81	—	235,000
02/01/04 – 02/29/04	—	—	—	235,000
03/01/04 – 03/31/04	—	—	—	235,000
04/01/04 – 04/30/04	*1,000	14.81	—	234,000
05/01/04 – 05/31/04	—	—	—	234,000
06/01/04 – 06/30/04	—	—	—	234,000

Total	* 2,000	$14.81	—	234,000

* Shares were purchased in a private transaction whereby the Company repurchased shares from an exiting director based on the Company’s book value as of December 31, 2003, pursuant to agreements in place with the bank directors to repurchase qualifying shares at book value.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders held May 5, 2004, shareholders elected the directors listed below. The voting results were as follows:

		Number of Votes
					Broker
Nominee	Term (years)	For	Withheld	Abstain	Non-Votes
Samuel M. Gullo	3	9,177,812	486,769	—	—
Joseph F. Hurley	3	9,303,979	360,602	—	—
James H. Wyckoff	3	9,344,122	320,459	—	—
Pamela Davis Heilman	2	8,480,940	1,183,641	—	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 11.1	Computation of Per Share Earnings*

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 3 to the consolidated financial statements in this report.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated April 20, 2004 to furnish a press release to announce the Company’s financial results for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2004	FINANCIAL INSTITUTIONS, INC.

Date	Signatures

August 6, 2004	/s/ Peter G. Humphrey

Peter G. Humphrey
President, Chief Executive Officer
(Principal Executive Officer),
Chairman of the Board and Director

August 6, 2004	/s/ Ronald A. Miller

Ronald A. Miller
Senior Vice President
and Chief Financial Officer
(Principal Accounting Officer)