Form 10-Q
period 2004-09-30
FINANCIAL INSTITUTIONS INC
filed 2004-11-08
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[X] NO[   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 1, 2004

Common Stock, $0.01 par value	11,197,075 shares

EX-31.1 CERTIFICATION PURSUANT TO SECTION 302-HUMPHREY
EX-31.2 CERTIFICATION PURSUANT TO SECTION 302-MILLER
EX-32.1 CERTIFICATION PURSUANT TO SECTION 906-HUMPHREY
EX-32.2 CERTIFICATION PURSUANT TO SECTION 906-MILLER

2

FINANCIAL INSTITUTIONS, INC.

FORM 10-Q

Item 1. Financial Statements (Unaudited)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2004	2003
Assets
Cash, due from banks and interest-bearing deposits	$58,460	$45,635
Federal funds sold	29,857	40,006
Securities available for sale, at fair value	721,213	604,964
Securities held to maturity (fair value of $41,538 and $48,121 at September 30, 2004 and December 31, 2003, respectively)	40,771	47,131
Loans, net	1,236,228	1,316,253
Premises and equipment, net	34,726	34,239
Goodwill	40,946	40,621
Other assets	45,819	44,883

Total assets	$2,208,020	$2,173,732

Liabilities And Shareholders’ Equity
Liabilities:
Deposits:
Demand	$272,115	$264,990
Savings, money market and interest-bearing checking	852,770	784,219
Certificates of deposit	737,445	769,682

Total deposits	1,862,330	1,818,891
Short-term borrowings	38,861	50,025
Long-term borrowings	81,416	87,520
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	16,702
Accrued expenses and other liabilities	20,682	17,491

Total liabilities	2,019,991	1,990,629
Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding - 1,654 shares at September 30, 2004 and 1,666 shares at December 31, 2003	165	167
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding - 175,683 shares at September 30, 2004 and December 31, 2003	17,568	17,568
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,303,533 shares at September 30, 2004 and December 31, 2003	113	113
Additional paid-in capital	21,476	21,055
Retained earnings	143,770	136,938
Accumulated other comprehensive income	5,686	8,197
Treasury stock, at cost – 106,458 shares at September 30, 2004 and 135,223 shares at December 31, 2003	(749)	(935)

Total shareholders’ equity	188,029	183,103

Total liabilities and shareholders’ equity	$2,208,020	$2,173,732

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Interest income:
Loans	$19,442	$21,628	$58,664	$65,556
Securities	7,137	5,511	20,423	18,648
Other	51	171	274	397

Total interest income	26,630	27,310	79,361	84,601

Interest expense:
Deposits	5,892	7,144	18,336	22,943
Short-term borrowings	174	443	620	1,123
Long-term borrowings	905	763	2,729	2,703
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	420	—	1,258
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	—	1,296	—

Total interest expense	7,403	8,770	22,981	28,027

Net interest income	19,227	18,540	56,380	56,574
Provision for loan losses	2,147	5,590	9,459	14,199

Net interest income after provision for loan losses	17,080	12,950	46,921	42,375

Noninterest income:
Service charges on deposits	3,108	2,973	8,973	8,399
Financial services group fees and commissions	1,423	1,408	4,388	4,110
Mortgage banking revenues	417	1,113	1,541	2,849
Gain on securities transactions	14	581	88	1,023
Gain on sale of credit card portfolio	—	—	1,177	—
Other	1,398	984	3,310	2,940

Total noninterest income	6,360	7,059	19,477	19,321

Noninterest expense:
Salaries and employee benefits	9,220	8,491	27,440	25,408
Occupancy and equipment	2,183	2,138	6,580	6,210
Supplies and postage	617	578	1,780	1,838
Amortization of intangible assets	132	309	676	926
Computer and data processing expense	556	440	1,378	1,386
Professional fees	976	398	2,123	1,458
Other	2,675	2,542	7,954	8,193

Total noninterest expense	16,359	14,896	47,931	45,419

Income before income taxes	7,081	5,113	18,467	16,277
Income tax expense	1,964	1,058	5,143	4,276

Net income	$5,117	$4,055	$13,324	$12,001

Earnings per common share (note 3):
Basic	$0.42	$0.33	$1.09	$0.98
Diluted	$0.42	$0.33	$1.08	$0.97

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
						Other
	3%	8.48%		Additional		Comprehensive		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance – December 31, 2003	$167	$17,568	$113	$21,055	$136,938	$8,197	$(935)	$183,103
Purchase 12 shares of preferred stock	(2)	—	—	1	—	—	—	(1)
Purchase 2,000 shares of common stock	—	—	—	—	—	—	(30)	(30)
Issue 2,266 shares of common stock – Directors’ plan	—	—	—	36	—	—	16	52
Issue 13,975 shares of common stock - exercised stock options	—	—	—	161	—	—	98	259
Issue 14,524 shares of common stock – Burke Group, Inc.	—	—	—	223	—	—	102	325
Comprehensive income (loss):
Net income	—	—	—	—	13,324	—	—	13,324
Unrealized loss on securities available for sale (net of tax of $(1,630))	—	—	—	—	—	(2,458)	—	(2,458)
Reclassification adjustment for net gains included in net income (net of tax of $(35))	—	—	—	—	—	(53)	—	(53)

Net unrealized loss on securities available for sale (net of tax of $(1,665))	—	—	—	—	—	—	—	(2,511)

Total comprehensive income	—	—	—	—	—	—	—	10,813

Cash dividends declared:
3% Preferred — $2.25 per share	—	—	—	—	(4)	—	—	(4)
8.48% Preferred — $6.36 per share	—	—	—	—	(1,118)	—	—	(1,118)
Common — $0.48 per share	—	—	—	—	(5,370)	—	—	(5,370)

Balance – September 30, 2004	$165	$17,568	$113	$21,476	$143,770	$5,686	$(749)	$188,029

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$13,324	$12,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,719	5,950
Provision for loan losses	9,459	14,199
Deferred income tax expense (benefit)	1,150	(2,286)
Proceeds from sale of loans held for sale	55,677	161,394
Originations of loans held for sale	(52,732)	(164,111)
Gain on sale of securities	(88)	(1,023)
Gain on sale of loans held for sale	(757)	(2,228)
Gain on sale of credit card portfolio	(1,177)	—
Gain on sale of other assets	(190)	(34)
Minority interest in net income of subsidiaries	24	26
(Increase) decrease in other assets	(3,313)	2,961
Increase (decrease) in accrued expenses and other liabilities	3,167	(943)

Net cash provided by operating activities	29,263	25,906
Cash flows from investing activities:
Purchase of securities:
Available for sale	(302,701)	(290,936)
Held to maturity	(23,030)	(22,133)
Proceeds from maturity and call of securities:
Available for sale	155,514	234,080
Held to maturity	29,357	23,778
Proceeds from sale of securities	25,521	90,099
Decrease (increase) in loans	63,852	(53,425)
Proceeds from sale of credit card portfolio	5,703	—
Proceeds from sale of premises and equipment	32	76
Purchase of premises and equipment	(3,198)	(8,496)
Proceeds from sale of equity investment in Mercantile Adjustment Bureau, LLC	2,400	—

Net cash used in investing activities	(46,550)	(26,957)
Cash flows from financing activities:
Net increase in deposits	43,439	119,403
Net decrease in short-term borrowings	(11,165)	(16,797)
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(6,104)	(28,484)
Purchase of preferred and common shares	(31)	(425)
Issuance of common shares	311	266
Dividends paid	(6,487)	(6,460)

Net cash provided by financing activities	19,963	72,503

Net increase in cash and cash equivalents	2,676	71,452
Cash and cash equivalents at the beginning of the period	85,641	48,429

Cash and cash equivalents at the end of the period	$88,317	$119,881

Supplemental information:
Cash paid during period for:
Interest	$23,291	$27,711
Income taxes	3,399	6,267
Noncash investing and financing activities:
Issuance of common stock for Burke Group, Inc. earnout	$325	$1,340

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Financial Institutions, Inc. (“FII”), a bank holding company organized under the laws of New York State, and subsidiaries (the “Company”) provides deposit, lending and other financial services to individuals and businesses in Central and Western New York State. FII and subsidiaries are each subject to regulation by certain federal and state agencies.

The consolidated financial statements include the accounts of FII and its four banking subsidiaries, Wyoming County Bank (99.65% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”), First Tier Bank & Trust (100% owned) (“FTB”) and Bath National Bank (100% owned) (“BNB”), collectively referred to as the “Banks”. During 2003, the Company disclosed that the Boards of Directors of its two national bank subsidiaries, NBG and BNB, entered into agreements with their primary regulator, the Office of the Comptroller of the Currency (“OCC”). Under the terms of the agreements, NBG and BNB, without admitting any violations, have taken actions designed to assure that their operations are in accordance with applicable laws and regulations. On July 23, 2004, the OCC sent “15-day letters” to certain current and former directors and officers of NBG, notifying them that the OCC is considering an administrative action against them, such as reprimand or civil money penalty, arising out of violations of law identified in the September 30, 2002 Report of Examination, and providing them an opportunity to submit information prior to the commencement of any administrative action. Four NBG directors and one officer who received such letters submitted a response on September 9, 2004. NBG’s By-Laws provide that, to the fullest extent permitted by law, it shall indemnify directors and officers made a party to an administrative proceeding, provided that the acts of the indemnified party that are the subject of the proceeding were not committed in bad faith, were not the result of dishonesty, and did not result in personal gain. Federal law prohibits indemnifying directors for fines and civil money penalties, but indemnification is permitted under certain circumstances for legal and professional expenses. The five individuals who participated in the joint response to the “15-day letters” that was submitted on September 9, 2004 have transmitted their legal bills to NBG for payment.

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

In February 2001, the Company formed FISI Statutory Trust I (“FISI” or “Trust”) (100% owned) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities (“trust preferred securities”), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.

In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operation to be expected for the full year ended December 31, 2004. The interim consolidated financial statement should be read in conjunction with the Company’s 2003 Annual report on Form 10K. The consolidated financial information included herein consolidates the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the prior year’s consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.

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

Had the Company recognized compensation cost based on the fair value method under SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Reported net income	$5,117	$4,055	$13,324	$12,001
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	96	112	350	223

Pro forma net income	5,021	3,943	12,974	11,778
Less: Preferred stock dividends	374	374	1,122	1,122

Pro forma net income available to common shareholders	$4,647	$3,569	$11,852	$10,656

Basic earnings per share:
Reported	$0.42	$0.33	$1.09	$0.98
Pro forma	0.42	0.32	1.06	0.96
Diluted earnings per share:
Reported	$0.42	$0.33	$1.08	$0.97
Pro forma	0.41	0.32	1.05	0.95

(3) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2004	2003	2004	2003
Net income	$5,117	$4,055	$13,324	$12,001
Less: Preferred stock dividends	374	374	1,122	1,122

Net income available to common shareholders	$4,743	$3,681	$12,202	$10,879

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,197	11,159	11,184	11,142
Add: Effect of dilutive options	56	107	64	103

Weighted average number of common shares used to calculate diluted earnings per common share	11,253	11,266	11,248	11,245

Earnings per common share:
Basic	$0.42	$0.33	$1.09	$0.98
Diluted	$0.42	$0.33	$1.08	$0.97

There were stock options totaling 222,427 and 52,057 for the three months ended September 30, 2004 and 2003, respectively that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods. There were stock options totaling 139,785 and 82,974 for the nine months ended September 30, 2004 and 2003, respectively that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

(4) Segment Information

Reportable segments are comprised of WCB, NBG, BNB, FTB and the Financial Services Group. The reportable segment information is as follows:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Assets
WCB	$759,564	$754,639
NBG	696,794	721,374
BNB	483,623	462,113
FTB	256,726	225,080
Financial Services Group	5,353	5,135

Total segment assets	2,202,060	2,168,341
Parent and eliminations, net	5,960	5,391

Total assets	$2,208,020	$2,173,732

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net interest income
WCB	$7,441	$6,998	$21,543	$21,094
NBG	6,428	6,315	18,785	19,300
BNB	3,794	3,645	11,455	11,343
FTB	2,215	2,008	6,426	6,131
Financial Services Group	—	—	—	—

Total segment net interest income	19,878	18,966	58,209	57,868
Parent and eliminations, net	(651)	(426)	(1,829)	(1,294)

Total net interest income	$19,227	$18,540	$56,380	$56,574

Net income
WCB	$2,552	$2,650	$7,130	$7,572
NBG	1,498	(364)	2,579	160
BNB	921	1,495	3,354	3,127
FTB	662	593	1,857	1,970
Financial Services Group	(83)	61	(242)	(135)

Total segment net income	5,550	4,435	14,678	12,694
Parent and eliminations, net	(433)	(380)	(1,354)	(693)

Total net income	$5,117	$4,055	$13,324	$12,001

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

Net periodic pension cost consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2004	2003	2004	2003
Service cost	$343	$338	$1,030	$1,014
Interest cost on projected benefit obligation	296	270	889	809
Expected return on plan assets	(359)	(313)	(1,077)	(938)
Amortization of net transition asset	(9)	(9)	(28)	(28)
Amortization of unrecognized loss	55	50	164	151
Amortization of unrecognized service cost	4	5	13	16

Net periodic pension cost	$330	$341	$991	$1,024

The Company contributed $1,406,000 to the pension plan on August 31, 2004.

The Company’s BNB subsidiary has a postretirement benefit plan that provides health and dental benefits to eligible retirees. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $54,000 and $142,000 for the nine months ended September 30, 2004 and 2003, respectively.

(6) Commitments and Contingencies

In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $253.4 million and $271.9 million were contractually available at September 30, 2004 and December 31, 2003, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Standby letters of credit totaled $11.1 million and $11.8 million at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.

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

OVERVIEW

Net income was $5.1 million, or $0.42 per share (diluted), and $4.1 million, or $0.33 per share (diluted), for the quarter ended September 30, 2004 and 2003, respectively. Return on average common equity (annualized) for the quarter ended September 30, 2004 was 11.36%, compared to 8.70% for the same period a year ago. Return on average assets (annualized) for the three months ended September 30, 2004 was 0.94%, compared to 0.75% for the same period a year ago.

Net income was $13.3 million, or $1.08 per share (diluted), and $12.0 million, or $0.97 per share (diluted), for the nine months ended September 30, 2004 and 2003, respectively. Return on average common equity (annualized) for the nine months ended September 30, 2004 was 9.79%, compared to 8.73% for the same period a year ago. Return on average assets (annualized) for the nine months ended September 30, 2004 was 0.81%, compared to 0.74% for the same period a year ago.

The improved earnings during 2004 is due primarily to a decrease in the provision for loan losses, which was $2.1 million for the third quarter of 2004 and $9.5 million for the nine months ended September 30, 2004 compared to $5.6 million for the third quarter 2003 and $14.2 million for the nine months ended September 30, 2003.

Net interest income, the principal source of the Company’s earnings, was $19.2 million for the third quarter of 2004 compared to $18.5 million for the same quarter last year. Net interest margin was 3.98% for the three months ended September 30, 2004, an increase of 12 basis points from the 3.86% level for the same quarter last year. Net interest income was $56.4 million for the nine months ended September 30, 2004 compared to $56.6 million for the same period last year. Net interest margin for the nine months ended September 30, 2004 was 3.88%, a drop of 7 basis points from 3.95% for the nine months ended September 30, 2003.

As the Company has been actively working to reduce credit risk in the loan portfolio and implement more stringent underwriting requirements, its loan origination processes have slowed. The Company has made investments in people and processes to provide for a stronger credit and sales culture within the organization. The Company is in the process of expanding its loan origination staff, providing additional training on the new credit processes and increasing sales training activities in an effort to grow the loan portfolio. On October 13, 2004, the Company announced the appointment of James T. Rudgers as Senior Vice President and Chief of Community Banking. In that position, Mr. Rudgers will oversee and support the management of the Company’s four banking subsidiaries.

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

SELECTED FINANCIAL DATA

The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended September 30,
	2004	2003	$ Change	% Change
Per common share data:
Net income – basic	$0.42	$0.33	$0.09	27%
Net income – diluted	$0.42	$0.33	$0.09	27%
Cash dividends declared	$0.16	$0.16	$—	—%
Book value	$15.21	$14.78	$0.43	3%
Common shares outstanding:
Weighted average shares – basic	11,196,646	11,159,433
Weighted average shares – diluted	11,253,282	11,265,904
Period end	11,197,075	11,162,209
Performance ratios, annualized:
Return on average assets	0.94%	0.75%
Return on average common equity	11.36%	8.70%
Common dividend payout ratio	38.10%	48.48%
Net interest margin (tax-equivalent)	3.98%	3.86%
Efficiency ratio *	60.82%	55.30%
Asset quality data:
Past due over 90 days and accruing	$1,179	$1,723
Restructured loans	—	3,098
Nonaccrual loans	46,471	46,352
Other real estate owned	2,089	756

Total nonperforming assets	$49,739	$51,929

Asset quality ratios:
Nonperforming loans to total loans	3.76%	3.73%
Nonperforming assets to total loans and other real estate	3.92%	3.78%
Allowance for loan losses to total loans	2.46%	2.12%
Allowance for loan losses to nonperforming loans	65%	57%
Net loan charge-offs to average loans	0.60%	0.89%
Capital ratios:
Average common equity to average total assets	7.64%	7.78%
Leverage ratio	7.30%	7.00%
Tier 1 risk based capital ratio	11.21%	9.99%
Risk-based capital ratio	12.47%	11.25%

* The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of securities and gain on sale of credit card portfolio, calculated using the following detail:
Noninterest expense	$16,359	$14,896
Less: Other real estate expense	1	146
Amortization of intangibles	132	309

Net expense (numerator)	$16,226	$14,441

Net interest income	$19,227	$18,540
Plus: Tax equivalent adjustment	1,107	1,096

Net interest income (tax equivalent)	20,334	19,636
Plus: Noninterest income	6,360	7,059
Less: Gain on sale of securities	14	581

Net revenue (denominator)	$26,680	$26,114

SELECTED FINANCIAL DATA (CONTINUED)

	At or For the Nine Months Ended September 30,
	2004	2003	$ Change	% Change
Per common share data:
Net income – basic	$1.09	$0.98	$0.11	11%
Net income – diluted	$1.08	$0.97	$0.11	11%
Cash dividends declared	$0.48	$0.48	$—	—%
Common shares outstanding:
Weighted average shares – basic	11,183,651	11,142,055
Weighted average shares – diluted	11,248,307	11,244,866
Performance ratios, annualized:
Return on average assets	0.81%	0.74%
Return on average common equity	9.79%	8.73%
Common dividend payout ratio	44.04%	48.98%
Net interest margin (tax-equivalent)	3.88%	3.95%
Efficiency ratio *	60.49%	55.87%
Asset quality data and ratios:
Net loan charge-offs	$7,355	$6,806
Net loan charge-offs to average loans	0.75%	0.67%

* The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of securities and gain on sale of credit card portfolio, calculated using the following detail:
Noninterest expense	$47,931	$45,419
Less: Other real estate expense	98	781
Amortization of intangibles	676	926

Net expense (numerator)	$47,157	$43,712

Net interest income	$56,380	$56,574
Plus: Tax equivalent adjustment	3,365	3,372

Net interest income (tax equivalent)	59,745	59,946
Plus: Noninterest income	19,477	19,321
Less: Gain on sale of securities	88	1,023
Gain on sale of credit card portfolio	1,177	—

Net revenue (denominator)	$77,957	$78,244

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

	For The Three Months Ended September 30,
	2004			2003
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$14,320	$51	1.42%	$65,723	$171	1.03%
Investment securities (1):
Taxable	494,475	5,081	4.11%	348,650	3,477	3.99%
Non-taxable	247,496	3,163	5.11%	230,435	3,130	5.43%

Total investment securities	741,971	8,244	4.44%	579,085	6,607	4.56%
Loans (2):
Commercial and agricultural	787,284	11,549	5.84%	874,278	12,747	5.78%
Residential real estate	249,736	4,182	6.70%	259,537	4,638	7.15%
Consumer and home equity	247,726	3,711	5.96%	244,898	4,243	6.87%

Total loans	1,284,746	19,442	6.03%	1,378,713	21,628	6.23%

Total interest-earning assets	2,041,037	27,737	5.42%	2,023,521	28,406	5.58%

Allowance for loans losses	(31,290)			(26,375)
Other non-interest earning assets	166,161			160,262

Total assets	$2,175,908			$2,157,408

Interest-bearing liabilities:
Savings and money market	420,514	659	0.62%	401,828	833	0.82%
Interest-bearing checking	386,588	681	0.70%	387,250	794	0.81%
Certificates of deposit	748,916	4,552	2.42%	753,866	5,517	2.90%
Borrowings	125,152	1,079	3.43%	136,487	1,206	3.51%
Guaranteed preferred beneficial interests in Corporation’s junior subordinated debentures	—	—	—	16,200	420	10.35%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	—	—	—

Total interest-bearing liabilities	1,697,872	7,403	1.73%	1,695,631	8,770	2.05%

Non-interest bearing demand deposits	277,192			254,528
Other non-interest-bearing liabilities	16,971			21,677

Total liabilities	1,992,035			1,971,836
Shareholders’ equity (3)	183,873			185,572

Total liabilities and shareholders’ equity	$2,175,908			$2,157,408

Net interest income – tax equivalent		20,334			19,636
Less: tax equivalent adjustment		1,107			1,096

Net interest income		$19,227			$18,540

Net interest rate spread			3.69%			3.53%

Net earning assets	$343,165			$327,890

Net interest income as a percentage of average interest-earning assets			3.98%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.21%			119.34%

(1)	Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of deferred loan fees and costs, and loan discounts and premiums.

(3)	Includes unrealized gains/(losses) on securities available for sale.

	For The Nine Months Ended September 30,
	2004			2003
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$34,593	$274	1.06%	$46,598	$397	1.14%
Investment securities (1):
Taxable	462,867	14,174	4.08%	391,979	12,385	4.22%
Non-taxable	248,303	9,614	5.16%	230,011	9,635	5.59%

Total investment securities	711,170	23,788	4.46%	621,990	22,020	4.72%
Loans (2):
Commercial and agricultural	816,915	34,922	5.71%	857,233	38,554	6.01%
Residential real estate	246,175	12,364	6.70%	257,267	14,053	7.28%
Consumer and home equity	244,407	11,378	6.22%	241,683	12,949	7.16%

Total loans	1,307,497	58,664	5.99%	1,356,183	65,556	6.46%

Total interest-earning assets	2,053,260	82,726	5.38%	2,024,771	87,973	5.80%

Allowance for loans losses	(30,292)			(24,068)
Other non-interest earning assets	164,927			156,474

Total assets	$2,187,895			$2,157,177

Interest-bearing liabilities:
Savings and money market	424,431	2,058	0.65%	410,619	3,224	1.05%
Interest-bearing checking	390,420	1,987	0.68%	386,805	2,805	0.97%
Certificates of deposit	766,999	14,291	2.49%	748,428	16,914	3.02%
Borrowings	125,997	3,349	3.55%	148,654	3,826	3.44%
Guaranteed preferred beneficial interests in Corporation’s junior subordinated debentures	—	—	—	16,200	1,258	10.35%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	1,296	10.35%	—	—	—

Total interest-bearing liabilities	1,724,549	22,981	1.78%	1,710,706	28,027	2.19%

Non-interest bearing demand deposits	263,736			239,843
Other non-interest-bearing liabilities	15,355			22,365

Total liabilities	2,003,640			1,972,914
Shareholders’ equity (3)	184,255			184,263

Total liabilities and shareholders’ equity	$2,187,895			$2,157,177

Net interest income – tax equivalent		59,745			59,946
Less: tax equivalent adjustment		3,365			3,372

Net interest income		$56,380			$56,574

Net interest rate spread			3.60%			3.61%

Net earning assets	$328,711			$314,065

Net interest income as a percentage of average interest-earning assets			3.88%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.06%			118.36%

(1)	Amounts shown are amortized cost for held to maturity securities and fair value for available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of deferred loan fees and costs, and loan discounts and premiums.

(3)	Includes unrealized gains/(losses) on securities available for sale.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, increased $0.7 million or 4% in the third quarter of 2004 to $19.2 million compared to $18.5 million in the third quarter of 2003. Net interest margin was 3.98% for the third quarter of 2004, an increase of 12 basis points from 3.86% for the same period last year. The increase in net interest income is the result of a $0.7 million drop in interest income being more than offset by a $1.4 million decline in interest expense. The change in interest income is a result of decreases attributed to changes due to rate of $0.8 million with only a $0.1 million increase in changes due to volume offsetting the rate changes. The change in interest expense is a result of decreases attributed to changes in rate of $1.3 million and decreases attributed to changes in volume of $0.1 million.

Net interest income for the nine months ending September 30, 2004 was $56.4 million compared to $56.6 million for the nine months ending September 30, 2003. Net interest margin was 3.88% for the nine months ended September 30, 2004, a drop of 7 basis points from 3.95% for the same period last year. Interest income declined $5.2 million while interest expense declined $5.0 million when comparing the first nine months of 2004 with 2003. The change in interest income is a result of decreases attributed to changes due to rate of $5.5 million with only a $0.3 million increase in changes due to volume offsetting the rate changes. The change in interest expense is a result of decreases attributed to changes in rate of $4.9 million and decreases attributed to changes in volume of $0.2 million.

Increases in market interest rates during the third quarter of 2004 have had a positive effect on net interest margin, as the increase in rates had a favorable impact on earning asset yields without increasing funding costs. However, the recent market rate increase is expected to have a greater impact on funding costs in the future. Comparing the third quarter of 2004 with the third quarter of 2003, the Company’s average loans declined $94.0 million and average deposits increased $35.7 million, the principal factors leading to the $111.5 million increase in average investment securities and federal funds sold. Yields on loan assets are generally higher than yields on investment securities and federal funds sold, so the shift in earning asset mix to a lower percentage of loans and higher percentage of investment securities and federal funds sold had an adverse effect on earning asset yields. This change in mix together with the overall drop in market interest rates resulted in a decline in earning asset yields of 16 basis points from 5.58% in the third quarter of 2003 to 5.42% in the third quarter of 2004. Offsetting this decline was a drop of 32 basis points in the cost of interest bearing liabilities. The 16 basis point drop in earning asset yield coupled with the 32 basis point drop in the cost of interest bearing liabilities resulted in net interest spread improving 16 basis points to 3.69% in the third quarter of 2004 compared to 3.53% in the third quarter of 2003.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by current year rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months ended September 30,			Nine Months ended September 30,
	2004 vs. 2003			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(184)	$64	$(120)	$(95)	$(28)	$(123)
Investment securities:
Taxable	1,499	105	1,604	2,205	(416)	1,789
Non-taxable	256	(223)	33	266	(287)	(21)

Total investment securities	1,755	(118)	1,637	2,471	(703)	1,768
Loans:
Commercial and agricultural	(1,332)	134	(1,198)	(1,698)	(1,934)	(3,632)
Residential real estate	(171)	(285)	(456)	(553)	(1,136)	(1,689)
Consumer and home equity	32	(564)	(532)	138	(1,709)	(1,571)

Total loans	(1,471)	(715)	(2,186)	(2,113)	(4,779)	(6,892)

Total interest-earning assets	100	(769)	(669)	263	(5,510)	(5,247)

Interest-bearing liabilities:
Savings and money market	27	(201)	(174)	62	(1,228)	(1,166)
Interest-bearing checking	(3)	(110)	(113)	13	(831)	(818)
Certificates of deposit	(44)	(921)	(965)	303	(2,926)	(2,623)
Borrowed funds	(100)	(27)	(127)	(595)	118	(477)
Junior subordinated debentures issued to unconsolidated subsidiary trust	12	—	12	38	—	38

Total interest-bearing liabilities	(108)	(1,259)	(1,367)	(179)	(4,867)	(5,046)

Net interest income	$208	$490	$698	$442	$(643)	$(201)

Provision for Loan Losses

The provision for loan losses for the third quarter of 2004 totaled $2.1 million, a decrease of $3.5 million compared to the $5.6 million provision for loan losses for the third quarter of 2003. The provision for the nine months ended September 30, 2004 totaled $9.5 million, a decrease of $4.7 million compared to the $14.2 million provision for the same period last year. The decrease in the provision for loan losses on both a quarter-to-date and year-to-date basis is primarily a result of a reduced level of impaired loans requiring specific allocations. See further discussion of the Analysis of the Allowance for Loan Losses.

Noninterest Income

Noninterest income decreased 10% in the third quarter of 2004 to $6.4 million from $7.1 million for the third quarter of 2003, and increased 1% in the first nine months of 2004 to $19.5 million from $19.3 million for the same period last year. The third quarter decline was partially attributed to the lower volume of residential mortgage loans sold in the current quarter relative to the historically high levels of refinancing activity in 2003. Higher income from service fees reflects FII’s expanding portfolio of products provided to its customers throughout its four-bank service territory. This increase in income from service fees, financial services group fees and commissions and other income mostly offset the decline in gain on securities compared with last year’s third quarter.

Noninterest Expense

Noninterest expense for the third quarter of 2004 totaled $16.4 million compared with $14.9 million for the third quarter of 2003. Noninterest expense for the nine months ended September 30, 2004 increased to $47.9 million compared to $45.4 million for the same period last year. The primary component of noninterest expense is salaries and benefits, which totaled $9.2 million for the third quarter of 2004 and $8.5 million for the third quarter of 2003. Salaries and benefits for the nine months ended September 30, 2004 increased to $27.4 million compared to $25.4 million for the same period last year. The increase in salaries and benefits relates primarily to additional lending and credit administration staff. The company also experienced an increase in professional fees during the current year. Professional fees totaled $1.0 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively. Professional fees totaled $2.1 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increases were primarily attributable to consulting fees surrounding the reorganization of loan operations and compliance with the Sarbanes-Oxley Act of 2002, as well as higher legal fees related to credit collection. The additional noninterest expenses, coupled with a slowing of revenue growth, were the principal factors in the rise in the Company’s efficiency ratio to 60.82% for the quarter ended September 30, 2004, compared to 55.30% for the same quarter last year, and 60.49% for the nine months ended September 30, 2004, compared to 55.87% for the same period a year ago.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes and amounted to $2.0 million and $1.1 million for the third quarter of 2004 and 2003, respectively. The provision amounted to $5.1 million and $4.3 million for the nine months ended September 30, 2004 and 2003. The effective tax rate increased during the third quarter of 2004 to 27.7%, compared to 20.7% for the third quarter of 2003. The third quarter of 2003 effective tax rate of 20.7% was lower than normal due primarily to lower net income before income taxes, which resulted primarily from the increase in provision for loan losses. The effective tax rates are more comparable on a year-to-date basis at 27.8% for the first nine months of 2004, versus 26.3% for the first nine months of 2003.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2004		2003		2003
Commercial	$213,722	16.9%	$248,313	18.4%	$260,033	18.9%
Commercial real estate	348,901	27.5	369,712	27.5	366,250	26.7
Agricultural	197,710	15.6	235,199	17.5	247,272	18.0
Residential real estate	254,991	20.1	251,502	18.7	250,983	18.3
Consumer and home equity	252,072	19.9	240,591	17.9	248,917	18.1

Total loans	1,267,396	100.0	1,345,317	100.0	1,373,455	100.0
Allowance for loan losses	(31,168)		(29,064)		(29,052)

Total loans, net	$1,236,228		$1,316,253		$1,344,403

Total gross loans decreased $77.9 million to $1.267 billion at September 30, 2004 from $1.345 billion at December 31, 2003. Commercial loans decreased $34.6 million to $213.7 million or 16.9% of the portfolio at September 30, 2004 from $248.3 million or 18.4% at December 31, 2003. Agricultural loans decreased $37.5 million, to $197.7 million at September 30, 2004 from $235.2 million at December 31, 2003. The decline in loans relates to decreased loan production coupled with loan charge-offs, pay-offs and refinances with other institutions a result of the Company working to reduce credit risk in the loan portfolio. The expansion of the loan origination staff and additional training on the new credit processes combined with expanded sales training activities is expected to contribute to future growth of the loan portfolio. Included in agricultural loans were $100.1 million in loans to dairy farmers, or 7.9% of the total loan portfolio at September 30, 2004 compared to $119.3 million or 8.9% of the total loan portfolio at December 31, 2003. Loans held for sale totaled $1.9 million at September 30, 2004, comprised of residential mortgages of $1.4 million and student loans of $0.5 million. Loans held for sale totaled $4.9 million as of December 31, 2003, comprised of residential mortgages of $3.1 million and student loans of $1.8 million.

Nonaccruing Loans and Nonperforming Assets

The following table provides information regarding nonaccruing loans and other nonperforming assets at the dates indicated.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Nonaccruing loans (1)
Commercial	$19,069	$12,983	$18,910
Commercial real estate	11,478	11,745	10,387
Agricultural	13,818	18,870	14,550
Residential real estate	1,593	2,496	2,005
Consumer and home equity	513	578	500

Total nonaccruing loans	46,471	46,672	46,352
Troubled debt restructured loans	—	3,069	3,098
Accruing loans 90 days or more delinquent	1,179	1,709	1,723

Total nonperforming loans	47,650	51,450	51,173
Other real estate owned	2,089	653	756

Total nonperforming assets	$49,739	$52,103	$51,929

Total nonperforming loans to total loans	3.76%	3.82%	3.73%
Total nonperforming assets to total loans and other real estate	3.92%	3.87%	3.78%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Nonperforming assets at September 30, 2004 declined to $49.7 million, compared with $52.1 million at December 31, 2003 and compared to $51.9 million at September 30, 2003. During the third quarter of 2004, the Company received $3.0 million in payments on nonaccrual loans and $0.5 million of nonaccrual loans were returned to accruing status. Also during the third quarter, the Company charged-off $1.9 million in loans that were on nonaccrual status at June 30, 2004 and transferred $6.2 million in loans to nonaccrual status. The Company has focused considerable resources on working to reduce the level of nonperforming assets in the most cost effective manner. The Company has also made investments in people and processes to provide for a stronger credit and sales culture within the organization.

The following table details nonaccrual loan activity for the periods indicated.

	Three Months Ended
	September 30,	June 30,	March 31,
(Dollars in thousands)	2004	2004	2004
Nonaccruing loans, beginning of period	$47,333	$44,324	$46,672
Additions	6,199	13,538	4,906
Payments	(3,032)	(4,512)	(3,033)
Charge-offs	(1,916)	(1,532)	(3,775)
Returned to accruing status	(538)	(4,110)	(59)
Transferred to other real estate	(1,575)	(375)	(387)

Nonaccruing loans, end of period	$46,471	$47,333	$44,324

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. Management evaluates loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $114.5 million and $104.8 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2004 and June 30, 2004, respectively. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of each Banks’ loan portfolios to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is adequate at September 30, 2004.

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$30,961	$26,518	$29,064	$21,660
Charge-offs:
Commercial	709	1,600	3,116	4,099
Commercial real estate	489	687	1,412	1,594
Agricultural	475	—	2,378	27
Residential real estate	139	26	162	97
Consumer and home equity	386	897	1,297	1,652

Total charge-offs	2,198	3,210	8,365	7,469
Recoveries:
Commercial	181	63	486	419
Commercial real estate	1	6	102	18
Agricultural	3	1	37	3
Residential real estate	1	1	3	10
Consumer and home equity	72	83	382	212

Total recoveries	258	154	1,010	662

Net charge-offs	1,940	3,056	7,355	6,807
Provision for loan losses	2,147	5,590	9,459	14,199

Balance at end of period	$31,168	$29,052	$31,168	$29,052

Ratio of net loan charge-offs to average loans (annualized)	0.60%	0.89%	0.75%	0.67%
Ratio of allowance for loan losses to total loans	2.46%	2.12%	2.46%	2.12%
Ratio of allowance for loan losses to nonperforming loans	65%	57%	65%	57%

Net loan charge-offs were $1.9 million for the third quarter of 2004 or 0.60% (annualized) of average loans compared to $3.1 million or 0.89% (annualized) of average loans in the same period last year. The ratio of the allowance for loan losses to nonperforming loans was 65% at September 30, 2004, compared to 56% at December 31, 2003 and 57% at September 30, 2003. The ratio of the allowance for loan losses to total loans increased to 2.46% at September 30, 2004, compared to 2.16% at December 31, 2003 and 2.12% a year ago.

Investing Activities

The Company’s total investment security portfolio increased $109.9 million to $762.0 million as of September 30, 2004 compared to $652.1 million as of December 31, 2003. The largest increase was in mortgage-backed securities, which increased $75.7 million as detailed below. The investment security increase corresponds with the increase in deposits and decrease in loans since year-end, as the Company invested excess cash and cash equivalents in investment securities. Further detail regarding the Company’s investment portfolio follows.

U.S. Treasury and Agency Securities

At September 30, 2004, the U.S. Treasury and Agency securities portfolio totaled $239.4 million, all of which was classified as available for sale. The portfolio is comprised entirely of U. S. federal agency securities of which approximately 90% are callable securities. These callable securities provide higher yields than similar securities without call features. At September 30, 2004 included in callable securities are $104.7 million of structured notes all of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At September 30, 2004, the structured notes had a current average coupon of 4.06% that adjust on average to 6.40% within four years. At December 31, 2003, the U.S. Treasury and Agency securities portfolio totaled $211.9 million, all of which was classified as available for sale.

State and Municipal Obligations

At September 30, 2004, the portfolio of state and municipal obligations totaled $250.3 million, of which $209.5 million was classified as available for sale. At that date, $40.8 million was classified as held to maturity, with a fair value of $41.5 million. At December 31, 2003, the portfolio of state and municipal obligations totaled $242.5 million, of which $195.4 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $268.4 million and $192.7 million at September 30, 2004 and December 31, 2003, respectively. The portfolio was comprised of $187.1 million of mortgage-backed pass-through securities, $70.6 million of collateralized mortgage obligations (CMOs) and $10.7 million of other asset-backed securities at September 30, 2004. The mortgage backed pass-through securities were predominantly issued by government sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 87% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2003 the portfolio consisted of $138.5 million of mortgage-backed pass-through securities, $45.1 million of CMOs and $9.1 million of other asset-backed securities. The mortgage-backed portfolio at December 31, 2003 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $1.0 million and $4.1 million at September 30, 2004 and December 31, 2003, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.

Equity Securities

Available for sale equity securities totaled $2.9 million at September 30, 2004 and $0.9 million at December 31, 2003.

Funding Activities

Deposits

The Banks offer a broad array of core deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit under $100,000. These core deposits totaled $1.644 billion or 88.3% of total deposits of $1.862 billion at September 30, 2004 compared to core deposits of $1.552 billion or 85.3% of total deposits of $1.819 billion at December 31, 2003. The core deposit base consists almost exclusively of in-market customer accounts. The Company had total public deposits of $418.5 million at September 30, 2004 compared to $355.6 million at December 31, 2003. Included in total deposits are certificates of deposit over $100,000, which amounted to $218.2 million and $267.1 million as of September 30, 2004 and December 31, 2003, respectively. The decline in certificates of deposit over $100,000 is mainly due to a decline in brokered certificates of deposit, which totaled $68.0 million and $125.4 million as of September 30, 2004 and December 31, 2003, respectively. A portion of the cash available from increases in core deposits and declines in loans outstanding has been utilized to reduce brokered certificates of deposit.

Non-Deposit Sources of Funds

The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $66.4 million and $89.0 million as of September 30, 2004 and December 31, 2003, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The decline in FHLB borrowings is also reflective of the deployment of cash generated from core deposit growth and the decline in loans outstanding. The Company had approximately $53.7 million of immediate credit available under lines of credit with the FHLB at September 30, 2004, collateralized by FHLB stock and real estate mortgage loans. The Company also has lines of credit with the Federal Agricultural Mortgage Corp. (Farmer Mac) permitting borrowings to a maximum of $25.0 million. No advances were outstanding against the Farmer Mac lines as of September 30, 2004. The Company also has cancelable overnight Federal funds purchased lines of credit with other commercial banks that totaled $60.0 million and $71.3 million as of September 30, 2004 and December 31, 2003. No advances were outstanding against the overnight lines of credit as of September 30, 2004. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $28.9 million and $22.5 million as of September 30, 2004 and December 31, 2003, respectively.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank. Proceeds of the loan were principally used to infuse capital to the NBG and BNB subsidiaries allowing those banks to meet higher capital ratios required in agreements imposed by their regulators. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, which was 3.27% as of September 30, 2004. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. The $5.0 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of September 30, 2004. The credit agreement includes affirmative financial covenants, all of which were met as of September 30, 2004. FII pledged the stock of its subsidiary banks as collateral for the credit facility.

During 2001 FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of September 30, 2004, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,”

resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.

Equity Activities

Total shareholders’ equity amounted to $188.0 million at September 30, 2004, an increase of $4.9 million from $183.1 million at December 31, 2003. The increase in shareholders’ equity results from the $13.3 million in year-to-date net income partially offset by $6.5 million in dividends declared and $2.5 million in unrealized gain on securities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The objective of maintaining adequate liquidity is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the payment of interest on deposits, borrowings and junior subordinated debentures, as well as, withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company and its subsidiaries achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, lines of credit, and access to capital markets.

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

The primary sources of liquidity for the Company are dividends from its subsidiaries, lines of credit, and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. On September 4, 2003 the Boards of Directors of NBG and BNB entered into agreements with the Office of the Comptroller of the Currency (“OCC”) one of the terms of which required NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C. Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller. Neither bank has had their respective capital plan approved by the OCC or declared a dividend since entering into the agreements. The Boards of both NBG and BNB have recently adopted resolutions providing that no dividends will be declared without the prior written approval of the OCC, and the Board of the Company has adopted a parallel resolution pursuant to which it has agreed not to request a dividend from either bank until their respective capital plans and proposed dividend declarations have been approved by the OCC. The banks are important sources of funds to the Company and, if they are unable, or limited in their ability, to pay dividends to the Company, that may adversely affect the liquidity of the Company and, over time, could adversely affect the Company’s ability to pay dividends to its shareholders and meet its obligations on borrowings and junior subordinated debentures.

The Company’s cash and cash equivalents were $88.3 million at September 30, 2004, an increase of $2.7 million from the balance of $85.6 million at December 31, 2003. The Company has $197.0 million in unpledged investment securities at September 30, 2004 compared to $89.6 million at December 31, 2003.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 3.0% to 5.0%.

The Company’s Tier 1 leverage ratio was 7.30% and 7.03% at September 30, 2004 and December 31, 2003, respectively, both of which are well above minimum regulatory capital requirements. Total Tier 1 capital of $155.5 million at September 30, 2004 increased $7.8 million from $147.7 million at December 31, 2003.

The Company’s total risk-based capital ratio was 12.47% at September 30, 2004 and 11.44% at December 31, 2003, respectively, both well above minimum regulatory capital requirements. Total risk-based capital was $173.1 million at September 30, 2004, an increase of $7.1 million from $166.0 million at December 31, 2003.

In addition, the formal agreements entered into by NBG and BNB with their primary regulator requires both banks to maintain a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. The following table details the capital ratios for each of the banks as of September 30, 2004.

	NBG	BNB
Tier 1 leverage ratio	8.93%	8.83%
Tier 1 risk-based capital ratio	13.37%	14.89%
Total risk-based capital ratio	14.64%	16.14%

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

Item 4. Controls and Procedures

As of September 30, 2004 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
07/01/04 - 07/31/04	*1,000	14.81	—	233,000
08/01/04 – 08/31/04	—	—	—	—
09/01/04 – 09/30/04	—	—	—	—

Total	*1,000	$14.81	—	—

The Company’s previously announced share repurchase program expired on August 7, 2004.

* Shares were purchased in a private transaction whereby the Company repurchased shares from an exiting director based on the Company’s book value as of December 31, 2003, pursuant to agreements in place with the bank directors to repurchase qualifying shares at book value.

Item 6. Exhibits

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

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

November 8, 2004	By:	/s/ Peter G. Humphrey

Peter G. Humphrey President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board and Director

November 8, 2004	By:	/s/ Ronald A. Miller

Ronald A. Miller Senior Vice President and Chief Financial Officer (Principal Accounting Officer)