Form 10-K
period 2004-12-31
FINANCIAL INSTITUTIONS INC
filed 2005-03-16
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26481

( Exact Name of Registrant as specified in its charter)

NEW YORK	16-0816610
(State of Incorporation)	(I.R.S. Employer Identification Number)
220 Liberty Street Warsaw, NY	14569
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number Including Area Code:
(585) 786-1100

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act: Title of Class:
COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     YES ☑      NO ☐

Aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of close of business on June 30, 2004 was $208,751,863.

As of March 1, 2005 there were issued and outstanding, exclusive of treasury shares, 11,249,495 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FINANCIAL INSTITUTIONS, INC.

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item I. Business

Forward Looking Statements

This Annual Report on Form 10-K, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions are intended to identify “forward-looking statements” and may include:

•	Statements regarding our business plans, and prospects;

•	Statements of our goals, intentions and expectations;

•	Statements regarding our growth and operating strategies;

•	Statements regarding the quality of our loan and investment portfolios; and

•	Estimates of our risks and future costs and benefits.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

•	Significantly increased competition between depository and other financial institutions;

•	Changes in the interest rate environment that reduces our margins or the fair value of financial instruments;

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Declines in the value of real estate, equipment, livestock and other assets serving as collateral for our loans outstanding;

•	Legislative or regulatory changes that adversely affect our business;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in accounting policies and practices, as generally accepted in the United States of America; and

•	Actions taken by regulators with jurisdiction over the Company or its bank subsidiaries, either in connection with the formal agreements entered into by the Company’s two national banks or applications that may be made by the Company.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

Financial Institutions, Inc. (the “Company” or “FII”) is a bank holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company operates a super-community bank holding company — a bank holding company that owns multiple community banks that are separately managed.

The Company owns four commercial banks that provide consumer, commercial and agricultural banking services in Western and Central New York State: Wyoming County Bank (“WCB”), National Bank of Geneva (“NBG”), First Tier Bank & Trust (“FTB”) and Bath National Bank (“BNB”), collectively referred to as the “Banks”. During 2002, the Company completed a geographic realignment of the Banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank (“PSB”) into NBG and the subsequent transfer of branches between NBG and WCB. In September 2003 the Boards of Directors of the Company’s two national bank subsidiaries, NBG and BNB, entered into formal agreements with their primary regulator, the Office of the Comptroller of the Currency (“OCC”). Under the terms of the agreements, NBG and BNB, without admitting any violations, agreed to take various actions to reduce their levels of credit, including reviewing loan policies, charge-off policies for nonaccrual loans, real property appraisal standards, insider lending and overdraft policies and affiliate transactions, and adopting capital plans to ensure levels of risk-based capital at higher than minimum levels. Pursuant to these agreements, NBG and BNB have taken actions required by the agreements to ensure that their operations are in accordance with applicable laws and regulations.

The Company formerly qualified as financial holding company under the Gramm-Leach-Bliley Act (see discussion beginning on page 19), which allowed FII to expand business operations to include financial services businesses. The Company currently has two financial services subsidiaries: The FI Group, Inc. (“FIGI”) and Burke Group, Inc. (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

In February 2001, the Company formed FISI Statutory Trust I (“FISI” or “Trust”) (100% owned) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities (“trust preferred securities”), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the trust recorded in other assets in the Company’s consolidated statements of financial position.

As a super-community bank holding company, the Company’s strategy has been to manage the Banks on a decentralized basis. This strategy provides the Banks the flexibility to efficiently serve their markets and respond to local customer needs. While generally operating on a decentralized basis, the Company has consolidated selected lines of business, operations and support functions in order to achieve economies of scale, greater efficiency and operational consistency. In furtherance of this objective, the Company added a Credit Administration department at the holding company during 2002 to review company-wide credit policies and strengthen overall credit administration. Credit Administration now falls under the supervision of the Chief Risk Officer and has expanded substantially since inception in 2002. In addition, in 2004, the Company added a Loan Servicing department at the holding company level to assume responsibility for the post-closing servicing of loans on behalf of the subsidiary banks.

Available Information

This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission (“SEC”) at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

The Company also makes available, free of charge through its website at www.fiiwarsaw.com, all reports filed with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Information available on our website is not a part of, and is not incorporated into, this annual report on Form 10-K.

Market Area and Competition

The Company provides a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of 50 branches and 72 ATMs in fifteen contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Schuyler, Seneca, Steuben, Wyoming and Yates Counties.

The Company’s market area is geographically and economically diversified in that it serves both rural markets and, increasingly, the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York State outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates increasing its presence in the markets around these two cities.

The Company faces significant competition in both making loans and attracting deposits, as Western and Central New York have a high density of financial institutions. The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Operating Segments

The relative asset size, profitability and average number of full-time equivalent employees (“FTEs”) of the Company’s operating segments as of or for the year ended December 31, 2004, are depicted in the following table:

(Dollars in thousands)		Percent	Net Income	Percent	Average	Percent
Subsidiary	Assets	of Total	(Loss)	of Total	FTEs	of Total
Wyoming County Bank	$747,228	35%	$7,656	61%	167	22%
National Bank of Geneva	686,793	32	566	5	182	24
Bath National Bank	472,447	22	4,149	33	125	16
First Tier Bank & Trust	244,110	11	2,291	18	76	10
Financial Services Group	5,798	—	(543)	(4)	54	7
Parent and eliminations, net	(47)	—	(1,626)	(13)	161	21

Total	$2,156,329	100%	$12,493	100%	765	100%

Lending Activities

General. The Company, through the Banks, offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity lines of credit, home improvement loans, student loans, automobile loans and personal loans. Under the Company’s decentralized management philosophy, each of the Banks determines individually which loans are sold and which are retained for the portfolio. However, most newly originated fixed rate residential mortgage loans are sold in the secondary market. The Company retains the servicing rights on most mortgage loans it sells and realizes monthly service fee income.

Lending Philosophy and Objectives. The Company has thoroughly evaluated and updated its lending policy over the last two years. The revisions to the loan policy included a renewed focus on the Company’s lending philosophy and credit objectives.

The key elements of the Company’s lending philosophy include the following:

•	To ensure consistent underwriting, all employees must share a common view of the risks inherent in lending to businesses as well as the standards to be applied in underwriting and managing specific credit exposures;

•	Pricing of credit products should be risk-based;

•	The loan portfolio must be diversified to limit the potential impact of negative events; and

•	Careful, timely exposure monitoring through dynamic use of our risk rating system, is required to provide early warning and assure proactive management of potential problems.

The Company’s credit objectives are as follows:

•	Service the legitimate credit needs of small businesses within target markets of our Banks;

•	Compete effectively as a high volume producer of credit to commercial and agricultural business within our markets;

•	Maintain our banks’ reputations for superior quality and timely delivery of products and services to our customers;

•	Continue to provide competitive pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality businesses;

•	Continue the focus on government guaranteed lending and establish a specialization in this area to meet the needs of the small businesses in our communities; and

•	Comply with the relevant laws and regulations.

Loan Approval Process. The loan policy establishes the Company’s loan approval process and the appropriate committee structures necessary to facilitate and insure the highest possible loan quality decision-making in a timely and businesslike manner. The policy limits exposure to any one borrower or affiliated group of borrowers to a limit of $8,000,000 unless the amount above that number has liquid collateral pledged as security or has a U.S. Government agency guarantee. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also set limits on individual loan officer lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee levels.

Loan Review Program. The Company’s policy includes an active loan review program, under the supervision of the Company’s Audit Committee and directed by the Chief Risk Officer, to review each subsidiary Bank’s credit function in order to render an independent and objective valuation of each Bank’s asset quality, credit approval process, ongoing monitoring of the portfolio and adequacy of each Bank’s allowance for loan losses. See also the Management Report on Internal Control over Financial Reporting in Item 9A of this Report.

Risk Ratings. Risk ratings are assigned to loans in the commercial, commercial real estate and agricultural portfolios. The risk ratings are specifically used as follows:

•	Profile Bank’s risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;

•	Guide polices which control individual exposure with regard to the degree of risk;

•	Identify deteriorating credits which may become criticized according to regulatory definitions; and

•	Reflect the probability that a given customer may default on its obligations to pay in a timely fashion.

Through the loan approval process and loan review program, the Banks maintain internal risk rating reports, which along with delinquency reporting, helps management assess the overall quality of the loan portfolio and allowance for loan losses.

The Company’s definitions of risk ratings are as follows.

“1” Superior. A borrowing facility may be assigned a risk rating of “1” if the loan principal or credit commitment is secured by cash collateral or a properly margined publicly traded stock or investment grade bond.

“2” Excellent. The “2” risk rating category reflects excellent financial condition and strength, depth of management and market leadership within a well-regarded industry. The borrowers credit history is flawless.

“3” Satisfactory. Overall credit quality is satisfactory, but borrower may show smaller, although acceptable, margins of debt service, creating some elements of uncertainty. Historical cash flow patterns maybe inconsistent, with a loss year or erratic earnings history evident, and liquidity and balance sheet leverage are in line with or slightly less than industry norms. Overall financial condition remains stable.

“4” Watch. Although basically a satisfactory account, a higher degree of risk is evident. Characteristics for this rating may be the following: negative trends such as declining revenues or earnings, strained cash flow, increased leverage or overall weakening in the financial strength of the borrower. Negative industry conditions or weaker management could also be characteristic of a “4” rating.

For internal classification purposes and analysis of each Bank’s allowance for loan losses, ratings “1” through “4” are considered uncriticized credits.

“5” Warning or Special Mention. Loan with this rating are currently protected but potentially weak. These loans may constitute an undue and unwarranted risk but not to the point of classifying as substandard. Assets classified as “5” have potential weaknesses which may, if not corrected, weaken the loan or inadequately protect the bank’s credit position. Loans which might be rated within this category include the following: credits that have inadequate covenants, the condition and control of the collateral is insufficient, missing documentation or any other deviation from prudent lending practices. Also, an adverse trend in the borrower’s operations or an imbalanced position in the balance sheet that has not reached a point where the full collection is jeopardized may be best handled by this classification.

“6” Substandard. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the full collection of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Substandard loans may be placed on nonaccrual status and may have specific loss allowances assigned. Once a loan is identified as substandard, the credit relationship is assigned to the Credit Administration department’s Loan Workout Group. The Loan Workout Group performs a detailed analysis of each substandard credit, which includes evaluating the borrower’s paying capacity and assessing the collateral supporting the loans outstanding. Various forms of collateral including receivables, inventory, livestock, equipment, real property and other assets, secure the majority of the substandard credits. The Loan Workout Group also quantifies credit loss exposure by determining specific loss allowances where appropriate.

“7” Doubtful. An asset classified as “7” has all the weaknesses inherent in one classified as a substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Due to high probability of loss, non-accrual accounting treatment is required for all assets listed as doubtful.

“8” Loss. Assets are classified as “loss” when considered to be uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather, that it is not practical or desirable to defer write-off even though partial recovery may be achieved in the future.

Delinquencies and Nonperforming Assets. The Banks have several procedures in place to assist in maintaining the overall quality of the Company’s loan portfolio. Standardized underwriting guidelines have been established for subsidiary bank lending officers. The Company requires each bank subsidiary to report delinquencies on a monthly basis, and the Chief Risk Officer monitors these levels to identify adverse trends.

Loans are generally placed on nonaccrual status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral further supports the carrying value of the loan.

Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on the following factors:

•	Historical charge-off experience;

•	Evaluation of the loan portfolio by the loan review function;

•	Levels and trends in delinquent and nonaccrual loans;

•	Trends in volume and terms;

•	Collateral values;

•	Effects of changes in lending policy;

•	Experience, ability and depth of management;

•	National and local economic trends and conditions; and

•	Concentration of credit.

Management presents a quarterly review of the allowance for loan losses to each subsidiary Bank’s Board of Directors as well as to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In order to determine the allowance for loan losses, the risk rating and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allowances for loans, which have been individually evaluated for impairment, are established when required. An allowance is also established for groups of loans with similar risk characteristics, based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit. See also the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Commercial Loans. The Company, through its banking subsidiaries, originates commercial loans in its primary market areas and underwrites them based on the borrower’s ability to service the loan from operating income. The Company, through its banking subsidiaries, offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the borrower is obtained. At December 31, 2004, $31 million, or 15.1%, of the aggregate commercial loan portfolio was at fixed rates while $172 million, or 84.9%, was at variable rates. The Company also utilizes government loan guarantee programs offered by the Small Business Administration (or “SBA”) and Rural Economic and Community Development (or “RECD”) when appropriate. See “Government Guarantee Programs” below.

Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Company, through the Banks, makes commercial real estate loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate, typically have variable interest rates and are amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition. At December 31, 2004, $39 million, or 11.4%, of the aggregate commercial real estate loan portfolio was at fixed rates while $305 million, or 88.6%, was at variable rates.

Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. The Banks closely monitor commodity prices and inventory build-up in various commodity categories to better anticipate price changes in key agricultural products that could adversely affect the borrowers’ ability to repay their loans. At December 31, 2004 the Company had $97 million in loans to the dairy industry, which represents 7.7% of the total loan portfolio. The dairy industry has been under stress from an extended period of low milk prices. Borrower cash flows in the dairy industry have recently improved due to stabilization and upward movement in milk prices. The Company and the Banks routinely evaluate the effect of the change in milk prices on the cash flow of borrowers and the values of collateral supporting those loans. At December 31, 2004, $23 million, or 12.0%, of the agricultural loan portfolio was at fixed rates while $172 million, or 88.0%, was at variable rates. The Banks utilize government loan guarantee programs offered by the SBA and the Farm Service Agency (or “FSA”) of the United States Department of Agriculture where available and appropriate. See “Government Guarantee Programs” below.

Residential Real Estate Loans. The Banks originate fixed and variable rate one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market areas. A variety of real estate loan products, which generally are amortized over five to 30 years, are offered. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Company sells most newly originated fixed rate one-to-four family residential mortgages on the secondary mortgage market and retains the rights to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) as part of its standard loan policy. At December 31, 2004, the residential mortgage servicing portfolio totaled $388 million, the majority of which have been sold to Freddie Mac. At December 31, 2004, $211 million, or 81.4%, of residential real estate loans retained in portfolio were at fixed rates while $48 million, or 18.6%, were at variable rates.

Consumer and Home Equity Loans. The Banks originate direct and indirect credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, fixed and open-ended home equity loans, personal loans (collateralized and uncollateralized), student loans and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2004, $137 million, or 54.8%, of consumer and home equity loans were at fixed rates while $114 million, or 45.2%, were at variable rates.

Government Guarantee Programs. The Banks participate in government loan guarantee programs offered by the SBA, RECD and FSA. At December 31, 2004, the Banks had loans with an aggregate principal balance of $38.1 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Banks are able to broaden their base of borrowers while minimizing credit risk.

Investment Activities

General. The Company’s investment securities policy is contained within the overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, the Company considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board of each Bank adopts an asset/liability policy containing an investment securities policy within the parameters of the Company’s overall asset/liability policy. The FII Treasurer, guided by the separate ALCO Committees of each Bank, is responsible for investment portfolio decisions within the established policies.

The Company’s investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate and credit risks and maximizing portfolio yield. The Company policy generally limits security purchases to the following:

•	U.S. treasury securities;

•	U.S. government agency and government sponsored agency securities;

•	Mortgage-backed pass-through securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•	Investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation and revenue notes and bonds;

•	Certain creditworthy un-rated securities issued by municipalities; and investment grade asset-backed securities (“ABSs”), MBSs and corporate debt; and preferred stock.

Additionally, the Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investor Services, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.

Sources of Funds

General. Deposits and borrowed funds are the primary sources of the Company’s funds for use in lending, investing and for other general purposes. In addition, repayments on loans, proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds.

Deposits. The Company, through its banking subsidiaries, offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, interest-bearing checking accounts, checking accounts, money market accounts, savings, club accounts and certificates of deposit. The Company also offers certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts (“IRAs”) and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately sized commercial businesses, as well as a low-cost checking account service for low-income customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Banks’ deposits are obtained predominantly from the areas in which the Banks’ branch offices are located. The Banks rely primarily on competitive pricing of their deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. On a secondary basis, the Company utilizes time deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source.

Borrowed Funds. Borrowings consist mainly of advances entered into with the Federal Home Loan Bank (“FHLB”), a debt agreement with a commercial bank, Federal funds purchased and securities sold under repurchase agreements.

Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust. The Company formed the Trust in February 2001 to facilitate the private placement of capital securities, the proceeds of which were utilized to partially fund the acquisition of BNB.

Risk Factors

Asset Quality. A significant source of risk for the Company and the Banks arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Most loans originated by the Banks are secured, but loans may be unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet M.A.I. or other recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted loan approval and loan review policies and procedures, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company’s credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity, and the Banks may not properly or fully implement these policies and procedures. See “Lending Activities” for further discussion of loan approval policies and the loan review program.

Interest Rate Risk. The banking industry’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Company and its Banks are subject to interest rate risk to the degree that interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Changes in the Value of Goodwill and Other Intangible Assets. Under current accounting standards, the Company is not required to amortize goodwill but rather must evaluate goodwill for impairment at least annually. If deemed impaired at any point in the future, an impairment charge representing all or a portion of goodwill will be recorded to current earnings in the period in which the impairment occurred.

The capitalized value of other intangible assets is amortized to earnings over their estimated lives. Other intangible assets are also subject to periodic impairment reviews. If these assets are deemed impaired at any point in the future, an impairment charge will be recorded to current earnings in the period in which the impairment occurred. See also Note 6 of the notes to consolidated financial statements.

Breach of Information Security and Technology Dependence. The Company depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Economic Conditions, Limited Geographic Diversification. The Company’s banking operations are located in Western and Central New York State. Because of the geographic concentration of its operations, the Company’s results depend largely upon economic conditions in this area, which include volatility in wholesale milk prices, losses of manufacturing jobs in Rochester and Buffalo, and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also the section titled “Market Area and Competition”.

Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. In addition, the effect of the formal agreements entered into by NBG and BNB with the OCC has been to increase the capital needs at those banks, and to increase staffing and loan administration expense. It is unlikely that either of these banks will be able to grow significantly through loan growth or acquisitions while the formal agreements remain in place. The Company has incurred, and may continue to incur, additional operating costs in connection with compliance with the formal agreements including, among others, incremental staff and continued accounting, legal and consulting expenses. Further, the reputation risk created by the formal agreements could have an impact on such matters as business generation and retention, the ability to attract and retain management at the banks, liquidity and funding. The Company’s financial performance will also depend on the Company’s ability to maintain profitable operations through implementing its strategic plan. Moreover, the Company’s future performance is subject to a number of factors beyond its control, including when and under what conditions the formal agreements are lifted at BNB and NBG, pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Dependence on Key Personnel. The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key executives or directors, including Peter G. Humphrey, Chairman of the Board of Directors, President and Chief Executive Officer, James T. Rudgers, Senior Vice President and Chief of Community Banking, Ronald M. Miller, Senior Vice President and Chief Financial Officer, Thomas D. Grover, Senior Vice President and Chief Risk Officer or Matthew T. Murtha, Senior Vice President and Director of Sales and Marketing, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also Part III, Item 10, “Directors and Executive Officers of Registrant”.

Competition. National competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the

Company’s business, financial condition, results of operations or liquidity. See also the sections titled “Market Area and Competition” and “Supervision and Regulation.”

Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also “Supervision and Regulation”.

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

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2004, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.27% and the ratio of total capital to total risk-weighted assets was 12.54%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 15 of the notes to consolidated financial statements.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by quarterly average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2004, the Company’s leverage ratio was 7.13%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institutions holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company.

The Banks

Wyoming County Bank (“WCB”) and First Tier Bank & Trust (“FTB”) are New York State-chartered banks. National Bank of Geneva (“NBG”) and Bath National Bank (“BNB”) are national banks chartered by the Office of the Comptroller of Currency. The FDIC, through the Bank Insurance Fund, insures all of the deposits of the four subsidiary banks. FTB is a member of the Federal Reserve System. The Banks are subject to supervision and regulation that subject them to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the New York State Banking Department (in the case of the state-chartered banks) and the Office of the Comptroller of Currency (in the case of the national banks). Because the Federal Reserve Board regulates the bank holding company parent of the Banks, the Federal Reserve Board also has supervisory authority, which directly affects the banks.

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

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Banks have provided a substantial part of the Company’s operating funds and, for the foreseeable future, it is anticipated that dividends paid by the Banks will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the subsidiaries. Under federal law, the subsidiaries cannot pay a dividend if, after paying the dividend, a particular subsidiary will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend. One of the terms of the OCC formal agreements required NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C. Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller. Neither bank has had its respective capital plan approved by the OCC or declared a dividend since entering into the agreements. The Boards of both NBG and BNB have recently adopted resolutions providing that no dividends will be declared without the prior written approval of the OCC, and the Board of the Company has adopted a parallel resolution pursuant to which it has agreed not to request a dividend from either bank until their respective capital plans and proposed dividend declarations have been approved by the OCC. Continued restrictions on the ability of NBG and BNB to pay dividends would adversely impact the Company’s ability to maintain its current level of dividends.

Because the Company is a legal entity separate and distinct from its subsidiaries, the Company’s right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

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

Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2004, the ratio of Tier 1 capital to total risk-weighted assets for the Banks was 9.71% for WCB, 13.36% for NBG, 15.62% for BNB, and 11.40% for FTB, and the ratio of total capital to total risk-weighted assets was 10.97% for WCB, 14.65% for NBG, 16.88% for BNB, and 12.65% for FTB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 15 of the notes to consolidated financial statements.

The FDIC’s leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2004, the ratio of Tier 1 capital to average total assets (leverage ratio) was 6.82% for WCB, 8.47% for NBG, 8.78% for BNB, and 5.96% for FTB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 15 of the notes to consolidated financial statements.

As part of the agreements in place with their primary regulator, NBG and BNB were required to develop capital plans enabling them to achieve, by March 31, 2004, Tier 1 leverage capital equal to 8% of risk-weighted assets, Tier 1 risk-based capital equal to 10% of risk-weighted assets, and total risk-based capital of 12% of risk-weighted assets. Each of the banks has met the required levels at each quarterly reporting period since December 31, 2003.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the “adequately capitalized” ratios.

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

As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. The bank subsidiaries must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by the FDIC Improvement Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

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

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution’s assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Although NBG and BNB remain assigned to the well-capitalized capital group, during 2003 these two subsidiaries received notification of a downgrade in supervisory subgroup based on the formal agreements in place with the OCC. During 2004, NBG received notification of a further downgrade in supervisory subgroup based on the OCC report of examination for the period as of December 31, 2003. Because of this downgrade, the Company expects FDIC insurance premiums to be measurably higher, with an estimated impact on 2005 earnings of approximately $0.05 per share.

The Deposit Insurance Fund Act of 1996 contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund and to assuring the payment of the Financing Corporation’s bond obligations. Under this law, banks insured under the Bank Insurance Fund are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation.

Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As members of the FHLB of New York, the Banks are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. The Banks are in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as NOW and regular checking accounts. The Banks are in compliance with these reserve requirements.

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

Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits. The Company’s NBG and BNB subsidiaries for purposes of brokered deposit restrictions are deemed to be adequately capitalized institutions.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued hereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the subsidiary banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), enacted in late 2003, became effective on October 28, 2004. The Act creates a new negotiable instrument, called a “substitute check”, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act. The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

Changing Regulatory Structure

Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies beginning March 11, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the CRA. On May 12, 2000 the Company received approval from the Federal Reserve Bank of New York to become a financial holding company resulting in the eventual formation of FIGI and acquisition of BGI as previously discussed. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

The major provisions of Gramm-Leach are:

Financial Holding Companies and Financial Activities. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, if its subsidiary depository institutions are well-managed, well-capitalized and have received at least a “satisfactory” rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.

Title I also required the FDIC to adopt regulations implementing Section 121 of Title I, regarding permissible activities and investments of insured state banks. Final regulations adopted by the FDIC in January 2001, in the form of amendments to Part 362 of the FDIC rules and regulations, provide the framework for subsidiaries of state nonmember banks to engage in financial activities that Gramm-Leach permits national banks to conduct through a financial subsidiary. The regulations require that before commencing such financial activities, a state nonmember bank must notify the FDIC of its intent to do so, and must certify that it is well-managed and that it and all of its subsidiary insured depository institutions are well-capitalized after deducting its investment in the new subsidiary. Furthermore, the regulations require that the notifying bank must, and must continue to, (i) disclose the capital deduction in published financial statements, and (ii) comply with sections 23A and 23B of the Federal Reserve Act and (iii) comply with all required financial and operational safeguards.

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

Insurance Activities. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally chartered banks, and bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents.

Privacy. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

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

Safeguarding Confidential Customer Information. Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•	Identify and assess the risks that may threaten customer information;

•	Develop a written plan containing policies and procedures to manage and control these risks;

•	Implement and test the plan; and

•	Adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

The Banks approved security programs appropriate to their size and complexity and the nature and scope of their operations prior to the July 1, 2001 effective date of the regulatory guidelines. The implementation of the programs is an ongoing process.

Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations was April 1, 2001. Neither the Company nor the banks is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

USA Patriot Act
As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. During 2002, the Department of Treasury issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Regulations were also adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

The Banks have in place a Bank Secrecy Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Sarbanes-Oxley Act
On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties are also applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Effective August 29, 2002, as directed by Section 302(a) of the Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The Act imposes several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the last quarter.

Fair Credit Reporting Act
In 1970, the U. S. Congress enacted the Fair Credit Reporting Act (the “FCRA”) in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provisions of the FCRA were to terminate as of December 31, 2003. With the enactment of the Fair and Accurate Transactions Act (FACT Act) in late 2003, the preemption provisions of FCRA were extended, although the FACT Act imposes additional requirements on entities that gather and share consumer credit information. The FACT Act required the Federal Reserve Board and the Federal Trade Commission to issue final regulations within nine months of the effective date of the Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices. On January 24, 2005, the FTC issued a final rule on prescreen notices.

Federal Reserve Board Final Rule on Trust Preferred Securities
On March 1 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. Key components of the final rule are:

•	Trust preferred securities, together with other “restricted core capital elements”, can be included in a bank holding company’s tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements”;

•	Restricted core capital elements are defined to include:

•	Qualifying trust preferred securities;

•	Qualifying cumulative perpetual preferred stock (and related surplus);

•	Minority interest related to qualifying cumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary; and

•	Minority interest related to qualifying common or qualifying perpetual preferred stock issued by a consolidated subsidiary that is neither a U.S. depository institution or foreign bank subsidiary.

•	The sum of core capital elements will be calculated net of goodwill, less any associated deferred tax liability;

•	Internationally active bank holding companies are further limited, and must limit restricted core capital elements to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill, although they may include qualifying mandatory convertible preferred securities up to the 25% limit;

•	A five year transition period for application of quantitative limits, ending March 31, 2009.

Expanding Enforcement Authority
The Federal Reserve Board, the Office of the Comptroller of Currency, the New York State Superintendent of Banks and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. In July 2004, various current and former members of the NBG board received “15-day letters” from the OCC notifying them that the OCC was considering the imposition of civil money penalties arising out of violations of law identified in the ROE for the period ended September 30, 2002. The current NBG board members jointly retained counsel and submitted a response in September 2004. The OCC has not commented further on this matter since the response was submitted.

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

Formal Regulatory Agreements
On September 4, 2003, the boards of NBG and BNB entered into formal agreements with their primary regulator, the OCC. Under the terms of the agreements, NBG and BNB, without admitting any violations, agreed to take certain actions designed to assure that their operations are in accordance with applicable laws and regulations. The agreements require them, among other things, to: appoint a Compliance Committee of the Board; develop, implement and ensure compliance with a written plan outlining actions to be taken to address regulatory recommendations set forth in the reports of examination, review and assess the capabilities of management; develop various policies and programs to reduce credit risk and identify problem loans and to adopt policies that will permit them to declare dividends only when they are in compliance with their approved capital plans and applicable laws, and upon prior written notice to (but not with the consent of) the OCC. The boards of both banks have taken, and are in the process of taking, the actions required by the agreements, and the Company has implemented a compliance monitoring program to track and monitor compliance within each bank of each requirement in the formal agreements.

Both banks were required to develop capital plans that would enable them to achieve, by March 31, 2004, Tier 1 leverage capital equal to 8% of risk-weighted assets, Tier 1 risk-based capital equal to 10% of risk-weighted assets, and total risk-based capital of 12% of risk-weighted assets. Interim levels, to be achieved by December 31, 2003, were also established, at 6.25%, 9.0% and 11.0%, respectively, for BNB, and 7.0%, 9.0% and 10.5%, respectively, for NBG. Following the closing of the credit facility with M&T Bank in December 2003, loan proceeds were down streamed to NBG and BNB so that the capital levels required to be achieved by March 31, 2004 were met by December 31, 2003. NBG and BNB have continued to achieve the required capital levels quarterly throughout and including the period ended December 31, 2004.

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

Also on September 4, 2003, in a letter to the Federal Reserve Bank of New York, the Company’s primary regulator, the Company terminated its financial holding company status and began operating instead as a bank holding company. The change in status will not affect any non-financial subsidiaries or activities currently being conducted by the Company, although it will mean that future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

On December 28, 2004 management advised the Audit Committee of the Company’s Board of Directors of certain conditions that it concluded constituted a material weakness in its internal controls relating to financial reporting. The Audit Committee concurred with management’s finding. The conditions that led to the conclusion of a material deficiency in financial reporting were associated with findings from reports issued in late fall of 2004 by an outside loan review firm retained by the Company and also by ROEs issued to the Boards of NBG and BNB by the OCC in late 2004.

The Company retained a loan review firm to review the loan portfolios at all four of the Company’s bank subsidiaries. The reports of the review, were as of June 30, 2004, and contained findings pertaining to the commercial-related loan portfolios at WCB and NBG that were similar to the findings contained in the ROEs for NBG and BNB issued late in 2004, covering the period ending December 31, 2003.

The Company has taken various corrective actions to remediate these conditions. By their nature such actions require a period of time to influence the entire portfolio. It is important to note that the NBG and BNB ROEs are based on an “as of” date of December 31, 2003, the outside loan review reports were based on an “as of” date of June 30, 2004 and that significant efforts to increase the Company’s supervision of the credit administration function at its Banks and to improve training and hiring of bank personnel were made in 2004.

During 2004, the Company substantially increased the staff and resources available to its Chief Risk Officer and the centralized credit administration function that reports to him. Corporate commercial risk officers with credit administration oversight responsibility were added at the holding company level to support the Company’s banking subsidiaries. The position of Chief of Community Banking was created and filled to provide greater consistency and oversight of the commercial-related loan administration function at all four bank subsidiaries. New Board members were added at NBG and BNB, and the Board-level compliance committees reorganized, with access to an outside consultant experienced in OCC compliance matters. Centralized control was implemented for all risk rating reviews.

Also, notwithstanding the high level of criticized loans at both banks, many of these criticized loans continue to perform in terms of the borrowers making timely principal and interest payments.

The outside loan review firm found the following with respect to the loan portfolios at WCB and NBG:

(i) A significant percentage of loans in the loan portfolios were identified as being improperly graded;

(ii) In the case of WCB, new information pertinent to risk ratings was not acted upon in a timely manner; and

(iii) There were deficiencies in loan portfolio administration at both banks, including incomplete or inaccurate credit analyses, poorly organized files and insufficient documentation of collateral.

In the case of NBG, a number of the loan review report findings were consistent with the ROE for the period ended December 31, 2003. In its reports for both NBG and BNB, the OCC concluded that some of the banks’ credit analysts and lenders were inexperienced and lacked adequate training and oversight and that there was an unacceptably high level of loan files with outdated, incomplete or inaccurate financial information. In addition, in the case of NBG, the OCC found that credit risk remained high and was increasing, and that, during the period covered by the examination, NBG’s Board and management supervision was unsatisfactory. Overall, the OCC found that there was substantial noncompliance with the terms of the NBG Formal Agreement entered into in September 2003, and stated that until problem loan levels decrease, loan losses subside and reputation risk stabilizes, it was highly unlikely that it would approve any dividend in the near future.

With respect to BNB, the OCC also found a substantial number of instances of noncompliance with the formal agreement entered into in September 2003, although the OCC found that the Board’s compliance committee had strengthened its supervision and oversight since the prior examination. As with NBG, the OCC found that credit risk at BNB remained high and was increasing, and stated that until the high level of criticized assets was effectively reduced, payment of dividends would not be considered prudent. Both BNB and NBG have submitted proposed capital plans to the OCC, which are currently under review. The

BNB capital plan calls for the upstreaming of dividends to the Company beginning in the third quarter of 2005.

The Banks are the principal source of liquidity for the Company. Under the terms of the formal agreements entered into by BNB and NBG with the OCC, BNB and NBG must obtain OCC approval of their capital plan prior to paying dividends, and, as noted above, neither bank has received approval for its capital plan. Continued restrictions on the ability of NBG and BNB to pay dividends would adversely impact the Company’s ability to maintain its current level of dividends. Due to the OCC’s overall rating of NBG, the Company expects its FDIC insurance premiums to be measurably higher, with an estimated impact on 2005 earnings of approximately $0.05 per share.

A new examination cycle began at NBG and BNB in January 2005. The Company’s Chief Risk Officer has been closely coordinating the efforts of his office with the OCC examination teams at NBG and BNB to ensure complete communication and timely resolution of questions or issues identified by the OCC.

On February 28, 2005, Randolph Brown, NBG’s CEO, announced that he was resigning to pursue other interests. A copy of an amendment to his employment agreement is included as an exhibit to this Report. Thomas Grover, the Company’s Chief Risk Officer, has been named interim CEO of NBG.

Item 2. Properties

	TYPE OF	LEASE OR	EXPIRATION
ENTITY LOCATION	FACILITY	OWN	OF LEASE
Financial Institutions, Inc.

Warsaw (220 Liberty Street)	Headquarters	Lease *	November 2006
Warsaw (31 North Main Street)	Administrative Offices	Own	—

Wyoming County Bank

Warsaw	Main Office	Own	—
Amherst	Branch	Lease	February 2020
Attica	Branch	Own	—
Batavia	Branch	Lease	September 2006
Batavia (In-Store)	Branch	Lease	August 2009
Dansville	Branch	Lease	March 2014
East Aurora	Branch	Lease	March 2013
Geneseo	Branch	Own	—
Lakeville	Branch	Own	—
Mount Morris	Branch	Own	—
North Java	Branch	Own	—
North Warsaw	Branch	Own	—
Orchard Park	Branch	Ground Lease	January 2019
Pavilion	Branch	Own	—
Strykersville	Branch	Own	—
Williamsville	Branch	Lease	May 2006
Wyoming	Branch	Own	—
Yorkshire	Branch	Lease	November 2007

National Bank of Geneva

Geneva	Main Office	Own	—
Geneva	Drive-up Branch	Own	—
Geneva (Plaza)	Branch	Ground Lease	January 2016
Auburn	Branch	Own
Caledonia	Branch	Lease	April 2006
Canandaigua	Branch	Own	—
East Rochester	Branch	Lease	September 2009
Honeoye Falls	Branch	Lease	September 2017
Leroy	Branch	Own	—
North Chili	Branch	Own	—
Ovid	Branch	Own	—
Penn Yan	Branch	Own	—
Victor	Branch	Own	—
Waterloo	Branch	Own	—

Bath National Bank

Bath	Main Office	Own	—
Bath	Drive-up Branch	Own	—
Avoca	Branch	Own	—
Cohocton	Closed Branch	Lease	August 2005
Dundee	Branch	Own	—
Elmira	Branch	Own	—
Elmira Heights	Branch	Lease	August 2009
Erwin	Branch	Lease	July 2007
Hammondsport	Branch	Own	—
Hornell	Branch	Own	—
Horseheads	Branch	Lease	October 2012
Naples	Branch	Own	—
Wayland	Branch	Own	—

First Tier Bank & Trust

Olean	Main Office	Own	—
Olean	Drive-up Branch	Own	—
Allegany	Branch	Own	—
Cuba	Branch	Own	—
Ellicottville	Branch	Own	—
Lakewood	Branch	Own	—
Salamanca	Branch	Own	—

Burke Group

Honeoye Falls	Main Office	Lease	December 2018
Syracuse	Branch	Lease	April 2005

*	The land is leased for a nominal rent from the Wyoming County Industrial Development Agency for local tax reasons and the Company has the right to purchase for nominal consideration beginning in November 2006.

Item 3. Legal Proceedings

From time to time the Company and its subsidiaries are parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or its subsidiaries, which, if determined adversely, would have a material effect on the Company’s business, results of operations or financial condition. In late January 2005, the Company received a letter from a law firm stating that it was representing a shareholder and was writing to demand that the Board take action to remedy alleged “breaches of fiduciary duty” by the directors and certain officers of the Company. The Chairman of the Board responded to this letter in early February, informing the law firm that the Board had determined to appoint a Special Committee to investigate and respond to the demand letter.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded under the symbol of FISI on the Nasdaq National Market. At March 1, 2005, the Company had 11,249,495 shares of common stock outstanding (exclusive of treasury shares) and approximately 1,850 shareholders of record. The following chart lists prices of actual sales transactions as reported by Nasdaq, as well as the Company’s cash dividends declared.

		Sales Price		Cash Dividends
	High	Low	Close	Declared

2004
First Quarter	$29.03	$20.52	$22.94	$0.16
Second Quarter	25.15	20.55	24.32	0.16
Third Quarter	24.82	20.97	22.41	0.16
Fourth Quarter	27.75	21.85	23.25	0.16

2003
First Quarter	$29.75	$19.05	$19.82	$0.16
Second Quarter	27.23	18.94	23.53	0.16
Third Quarter	27.20	21.80	21.92	0.16
Fourth Quarter	29.40	22.00	28.23	0.16

The Company pays regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Banks, future dividends will depend upon the earnings of the Banks, their financial condition and need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict the Company’s ability to pay dividends. For further discussion on dividend restrictions, please refer to the Item 1 section titled “Supervision and Regulation”, as these restrictions may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

10/01/04 – 10/31/04	—	—	—	—
11/01/04 – 11/30/04	—	—	—	—
12/01/04 – 12/31/04	—	—	—	—

Total	—	$—	—	—

The Company’s previously announced share repurchase program expired on August 7, 2004.

Item 6. Selected Financial Data

	December 31:
(Dollars in thousands)	2004	2003	2002	2001	2000

Selected Financial Condition Data
Total assets	$2,156,329	$2,173,732	$2,105,034	$1,794,296	$1,289,327
Loans and loans held for sale	1,255,053	1,345,347	1,321,892	1,166,050	887,145
Allowance for loan losses	39,186	29,064	21,660	19,074	13,883
Securities available for sale	727,198	604,964	596,862	428,423	257,823
Securities held to maturity	39,317	47,131	47,125	61,281	76,947
Deposits	1,818,949	1,818,891	1,708,523	1,433,658	1,078,111
Borrowed funds (1)	132,636	154,247	195,479	190,389	62,384
Shareholders’ equity	184,287	183,103	178,294	149,187	131,618

	For the years ended December 31:
(Dollars in thousands)	2004	2003	2002	2001	2000

Selected Results of Operations Data
Interest income	$106,175	$111,450	$118,439	$114,468	$96,467
Interest expense	30,770	35,949	42,585	49,694	43,605

Net interest income	75,405	75,501	75,854	64,774	52,862
Provision for loan losses	19,676	22,526	6,119	4,958	4,211

Net interest income after Provision for loan losses	55,729	52,975	69,735	59,816	48,651
Noninterest income	25,371	26,072	22,189	15,782	9,409
Noninterest expense (2)	65,586	60,823	53,049	43,352	30,156

Income before income tax expense	15,514	18,224	38,875	32,246	27,904
Income tax expense	3,021	3,977	12,419	11,033	9,804

Net income	$12,493	$14,247	$26,456	$21,213	$18,100

	At or for the years ended December 31:
	2004	2003	2002	2001	2000

Per Common Share Data
Net income – basic	$0.98	$1.14	$2.26	$1.79	$1.51
Net income – diluted	0.98	1.13	2.23	1.77	1.51
Cash dividends declared on common stock	0.64	0.64	0.58	0.48	0.42
Book value	14.81	14.81	14.46	11.93	10.36
Market value	23.25	28.23	29.36	23.40	13.61

Selected Financial Ratios
Performance Ratios:
Return on average common equity	6.55%	7.65%	17.01%	15.84%	15.78%
Return on average assets	0.57	0.66	1.35	1.34	1.51
Common dividend payout	48.48	56.14	25.66	26.82	27.81
Net interest margin (3)	3.90	3.99	4.40	4.64	4.85
Efficiency ratio (4)	62.12	55.73	50.62	48.49	45.19

Asset Quality Ratios:
Nonperforming loans to total loans	4.30%	3.82%	2.81%	0.86%	0.80%
Nonperforming assets to total loans and other real estate	4.39	3.87	2.90	0.94	0.91
Allowance for loan losses to non-performing loans	73	56	58	190	195
Allowance for loan losses to total loans	3.12	2.16	1.64	1.64	1.56
Net charge-offs during the period to average loans outstanding during the year	0.74	1.11	0.30	0.23	0.21

Capital ratios:
Average total equity to average assets	8.48%	8.42%	8.47%	8.31%	10.21%
Average common equity to average assets	7.67	7.74	7.47	7.84	8.78

(1)	Borrowed funds include junior subordinated debentures.

(2)	Noninterest expense includes goodwill amortization, which amounted to $1,653,000 for 2001 compared to zero in all other years presented.

(3)	Net interest income divided by average interest earning assets. A tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.

(4)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of securities and gain on sale of credit card portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company during the year ended December 31, 2004 and the preceding two years. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.

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

OVERVIEW
Net income was $12.5 million, $14.2 million and $26.5 million for 2004, 2003 and 2002, respectively. Diluted earnings per share for the year ended December 31, 2004 was $0.98, compared to $1.13 in 2003 and $2.23 in 2002. The return on average common equity in 2004 was 6.55%, compared to 7.65% in 2003 and 17.01% in 2002. The return on average assets in 2004 was 0.57%, compared to 0.66% in 2003 and 1.35% in 2002.

Net interest income, the principal source of the Company’s earnings, was $75.4 million in 2004 comparable to $75.5 million in 2003 and $75.9 million in 2002. Net interest margin was 3.90%, 3.99% and 4.40% for the year ended December 31, 2004, 2003 and 2002, respectively.

The most significant item affecting the last two years financial results was the provision for loan losses, which totaled $19.7 million, $22.5 million and $6.1 million for the years ended December 31, 2004, 2003 and 2002. The amount of the provision for loan losses results from increased levels of potential problem loans and nonperforming loans, with associated charge-offs, and an increased allowance for loan losses due to the increased inherent risk of loss in the loan portfolio. Nonperforming assets totaled $55.2 million and $52.1 million at December 31, 2004 and 2003, respectively. Net loan charge-offs were $9.6 million, or 0.74% of average loans, for the year ended December 31, 2004 compared to $15.1 million, or 1.11% of average loans for 2003 and $3.7 million, or 0.30% of average loans for 2002. Commercial and commercial mortgage loans represented $5.6 million, $11.3 million and $2.4 million of net charge-offs in 2004, 2003 and 2002, respectively.

During 2003, increased regulatory oversight was put in place in the form of formal agreements at the two national banks, NBG and BNB. The Company has taken various corrective actions to remediate its asset quality issues. By their nature such actions require a period of time to become fully effective. The Company has increased its staff and resources available to the Chief Risk Officer and the centralized credit function. Responsibilities for Commercial Loan credit administration requirements have been placed in a new position, Portfolio Manager, with responsibilities for timely line renewals, risk rating identification, credit file maintenance, collateral assignment, credit analysis, credit strategies, and action plans. The former Commercial Lending Officer position will no longer contain those functions and will be solely business development and sales functions. This will facilitate more timely recognition of changing risks, better allocation of more qualified, specialized individuals to portfolio administration functions, and make for more timely and easier training of staff. In addition, Credit Risk Officers now report to the Chief Risk Officer, and are separate from the lending function. A Credit Risk Officer has been named the Credit Department Manager with primary responsibility to support Portfolio Managers with all underwritings of credits through a team of Credit Analysts. The position of Chief of Community Banking has been created and filled, to provide greater consistency and oversight of the commercial-related loan administration at all four bank subsidiaries. New Board members have been added at NBG and BNB, and the Board-level compliance committees at these respective banks have been reorganized to better manage and monitor compliance with the formal agreements. The level for risk grading decisions requiring review and approval by the Credit Risk Officers on Commercial Loans has been decreased to loans greater than $250,000. In addition, all Commercial Loans greater than $250,000, which meet certain other criteria, now must be reviewed annually by Credit Risk

Officers. In addition, the Company’s centralized credit administration function recently completed a special review of loan files and loan risk grades for approximately 65% of the Company’s Commercial Loan portfolio. Procedures are being written to provide for better documentation of the subjective factors incorporated in the calculation of the allowance for loan losses.

The Company for many years has operated under a decentralized, “Super Community Bank” business model, with four largely autonomous subsidiary Banks whose Boards and management have the authority to operate the Banks within guidelines set forth in broad corporate policies established at the holding company level. The Board has evaluated the effectiveness of this model and believes that changes to the Company’s governance structure may enhance its performance. The Board is evaluating whether consolidating one or more of the Company’s four Banks would result in more effective management of its operations and capital at both the Bank and holding company levels.

The Company has also been assessing its strategies for reducing the current levels of criticized and classified loans. Realizations of improvements from these strategies will require a considerable period of time. The Company is exploring a more immediate strategy, the potential sale of a substantial portion of these loans, and has retained an investment banker as an advisor to provide a review and assessment of those loans.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, which are those policies that Management believes are the most important to the Company’s financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.

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

Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional discussion related to the Company’s accounting policies for the allowance for loan losses, see the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 1 of the notes to consolidated financial statements.

Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During 2004 and 2003, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. For additional discussion related to the Company’s accounting policy for goodwill and other intangible assets, see Note 1 of the notes to the consolidated financial statements.

ANALYSIS OF FINANCIAL CONDITION

Overview
At December 31, 2004 the Company had total assets of $2.156 billion, a decrease of 1% from $2.174 billion at December 31, 2003. Total deposits amounted to $1.819 billion at both December 31, 2004 and 2003. Book value per common share was $14.81 at December 31, 2004 and 2003. At December 31, 2004 the Company’s total shareholders’ equity was $184.3 million compared to $183.1 million a year earlier.

Lending Activities
Loans outstanding, excluding loans held for sale and net of unearned income and deferred fees and costs, are summarized as follows at December 31:

(Dollars in thousands)	2004	2003	2002	2001	2000

Commercial	$203,178	$248,313	$262,630	$232,379	$169,832
Commercial real estate	343,532	369,712	332,134	274,702	166,041
Agricultural	195,185	235,199	233,769	186,623	165,367
Residential real estate	259,055	246,621	244,927	234,313	197,880
Consumer and home equity	251,455	240,591	241,461	232,205	184,745

Total loans, gross	1,252,405	1,340,436	1,314,921	1,160,222	883,865

Allowance for loan losses	(39,186)	(29,064)	(21,660)	(19,074)	(13,883)

Total loans, net	$1,213,219	$1,311,372	$1,293,261	$1,141,148	$869,982

Gross loans declined 7% to $1.252 billion at December 31, 2004 from $1.340 billion at December 31, 2003. Commercial loans decreased $45.1 million or 18.2%, while commercial real estate loans decreased by $26.2 million or 7.1%. At December 31, 2004, commercial loans totaled $203.2 million, representing 16.2% of total loans, and commercial real estate loans totaled $343.5 million, representing 27.4% of total loans. At December 31, 2004, agricultural loans, which include agricultural real estate loans, totaled $195.2 million and represented 15.6% of the total loan portfolio. Collectively, commercial department loan origination slowed during 2004 as the Banks implemented more stringent underwriting requirements, implemented training on the new credit processes and directed resources to managing the existing loan portfolio.

As of December 31, 2004, residential real estate loans totaled $259.1 million or 20.7% of the portfolio, a 5.0% increase from $246.6 million or 18.4% of total loans in 2003. The increase in residential real estate loans is due to an increase in closed-end home equity loans, as the Company sells most qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio increased to $388.1 million at December 31, 2004 from $385.5 million at December 31, 2003.

The Company also offers a broad range of consumer loan products. Consumer and open-end home equity loans totaled $251.5 and $240.6 million at December 31, 2004 and 2003, respectively. Consumer and home equity loans represented 20.1% of the total loan portfolio at year-end 2004. The increase in the consumer portfolio is a reflection of the Company’s efforts to diversify risk in the loan portfolio.

Nonaccrual Loans and Nonperforming Assets
The following table sets forth information regarding nonaccrual loans and other nonperforming assets at December 31:

(Dollars in thousands)	2004	2003	2002	2001	2000

Nonaccrual loans (1)
Commercial	$20,576	$12,983	$12,760	$2,623	$1,044
Commercial real estate	15,954	11,745	8,407	3,344	1,619
Agricultural	13,165	18,870	8,739	1,529	2,881
Residential real estate	1,733	2,496	1,065	921	835
Consumer and home equity	518	578	915	541	217

Total nonaccrual loans	51,946	46,672	31,886	8,958	6,596

Restructured loans	—	3,069	4,129	—	—

Accruing loans 90 days or more delinquent	2,018	1,709	1,091	1,064	521

Total nonperforming loans	53,964	51,450	37,106	10,022	7,117

Other real estate owned	1,196	653	1,251	947	932

Total nonperforming assets	$55,160	$52,103	$38,357	$10,969	$8,049

Total nonperforming loans to total loans	4.30%	3.82%	2.81%	0.86%	0.80%

Total nonperforming assets to total loans and other real estate	4.39%	3.87%	2.90%	0.94%	0.91%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

Nonperforming loans increased to $53.9 million at December 31, 2004 from $51.5 million at December 31, 2003. Nonaccrual commercial and commercial real estate loans increased in 2004 and totaled $36.5 million and $24.7 million at December 31, 2004 and 2003, respectively. Offsetting the increase in commercial nonaccrual loans was a decline in agricultural nonaccrual loans to $13.2 million at December 31, 2004 and a decline in restructured loans.

The following table details nonaccrual loan activity for the year ended December 31:

(Dollars in thousands)	2004
Balance at beginning of year	$46,672

Additions	37,218
Payments	(15,259)
Charge-offs	(9,228)
Returned to accruing status	(4,756)
Transferred to other real estate	(2,701)

Balance at end of year	$51,946

During 2004, the Company received $15.3 million in payments on nonaccrual loans and $4.8 million of nonaccrual loans were returned to accruing status. In addition, the Company charged-off $9.2 million in loans that were on nonaccrual status at December 31, 2003 and transferred $2.7 million in loans to other real estate. The Company has focused considerable resources on working to reduce the level of nonperforming assets in the most cost effective manner. The Company has also made investments in people and processes to provide for a stronger credit and sales culture within the organization.

Approximately $26.0 million or 50% of the $51.9 million in nonaccrual loans at December 31, 2004 are current with respect to payment of principal and interest. Although these loans are current, the Company has classified the loans as nonaccrual because reasonable doubt exists with respect to the future collectibility of principal and interest in accordance with the original contractual terms. During the year ended December 31,

2004 the amount of interest income forgone on nonaccrual loans totaled $4.8 million and interest income on nonaccrual loans recognized on a cash basis totaled $102,000.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. Management evaluates loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $142.9 million and $73.4 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2004 and 2003, respectively. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees.

The following table summarizes the loan delinquencies (excluding past due nonaccrual loans) in the loan portfolio as of December 31, 2004:

		Accruing
		Loans
	60-89	90 Days
(Dollars in thousands)	Days	or More
Commercial	$1,037	$1,224
Commercial real estate	153	4
Agricultural	174	158
Residential real estate	835	504
Consumer and home equity	367	128

Total	$2,566	$2,018

Analysis of Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses in the Company’s loan portfolio and is established through a charge to earnings. Loans deemed uncollectible are charged against the allowance, while recoveries of amounts previously charged-off are added to the allowance. Amounts are charged-off once the probability of loss has been established, with consideration given to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The Company performs periodic, systematic reviews of its Banks’ portfolios to identify these probable losses, and to assess the overall collectibility of these portfolios. The adequacy of the allowance for loan losses is subject to ongoing management review, and the approach taken by management in calculating the allowance is discussed by management with the Company’s outside auditors and, in the case of NBG and BNB, with the OCC. As of December 31, 2004, management identified a material weakness in internal controls over financial reporting related to determining the allowance for loan losses and the provision for loan losses. Additional loan reviews by management late in the fourth quarter of 2004 resulted in an increase from September 30, 2004 of approximately $31 million in loans classified as “substandard”. In the course of assessing the Company’s approach to calculating the allowance for loan losses, which was completed last week, management has made certain changes in its approach used in estimating the allowance, which are summarized in the section entitled “Allocation of Allowance for Loan Losses”. Based on this analysis, the Company believes that the allowance for loan losses is fairly stated at December 31, 2004.

The following table sets forth an analysis of the activity in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$29,064	$21,660	$19,074	$13,883	$11,421
Addition resulting from acquisitions	—	—	174	2,686	—

Charge-offs:
Commercial	4,486	8,891	1,771	1,003	466
Commercial real estate	1,779	2,953	944	394	629
Agricultural	2,519	1,876	106	58	85
Residential real estate	318	215	98	178	113
Consumer and home equity	1,695	2,107	1,499	1,319	905

Total charge-offs	10,797	16,042	4,418	2,952	2,198

Recoveries:
Commercial	598	525	210	58	206
Commercial real estate	103	35	69	23	22
Agricultural	39	3	36	—	1
Residential real estate	43	11	67	19	5
Consumer and home equity	460	346	329	399	215

Total recoveries	1,243	920	711	499	449

Net charge-offs	9,554	15,122	3,707	2,453	1,749

Provision for loan losses	19,676	22,526	6,119	4,958	4,211

Balance at end of year	$39,186	$29,064	$21,660	$19,074	$13,883

Ratio of net charge-offs during the year to average loans outstanding during the year	0.74%	1.11%	0.30%	0.23%	0.21%

Ratio of allowance for loan losses to total loans	3.12%	2.16%	1.64%	1.64%	1.56%

Ratio of allowance for loan losses to nonperforming loans	73%	56%	58%	190%	195%

At December 31, 2004, the Company’s allowance for loan losses totaled $39.2 million, an increase of $10.1 million over the previous year-end. The allowance as a percentage of total loans was 3.12% and 2.16% at December 31, 2004 and 2003, respectively. The ratio of allowance for loan losses to nonperforming loans increased to 73% at December 31, 2004 versus 56% at December 31, 2003. The allowance for loan losses at December 31, 2004 represents the estimated probable losses inherent in the loan portfolio based on the Company’s comprehensive assessment. The results of this assessment resulted in a provision for loan losses of $19.7 million for 2004.

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	At December 31:
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	of	of Loans	of	of Loans	of	of Loans	of	of Loans	of	of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category	for	Category	for	Category
	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans

Commercial	$11,420	16.2%	$7,739	18.5%	$5,321	20.0%	$4,376	20.0%	$2,924	19.2%
Commercial real estate	9,297	27.4	5,354	27.6	4,725	25.3	3,611	23.7	1,902	18.8
Agricultural	8,197	15.6	6,078	17.6	3,711	17.7	2,341	16.1	2,270	18.7
Residential real estate	1,468	20.7	1,447	18.4	1,414	18.6	1,700	20.2	1,186	22.4
Consumer and home equity	2,122	20.1	2,161	17.9	2,007	18.4	2,578	20.0	1,818	20.9
Unallocated	6,682	—	6,285	—	4,482	—	4,468	—	3,783	—

Total	$39,186	100%	$29,064	100%	$21,660	100%	$19,074	100%	$13,883	100%

The Company’s methodology in the estimation of the allowance for loan losses includes the following broad areas:

1.	Impaired commercial, commercial real estate, agricultural and agricultural real estate loans, collectively in excess of $100,000 are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15”.

2.	The remaining portfolios of commercial, commercial real estate, agricultural and agricultural real estate loans are segmented into the following loan classification categories: uncriticized or pass graded loans, special mention loans, and substandard loans. The substandard category of loans greater than $100,000 is then further divided into two groupings based on an assessment of the individual loan’s collateralization levels (i.e. under collateralized or adequately collateralized). Loans under collateralized by less than 5% of the outstanding loan balance are treated the same as adequately collateralized loans.

3.	Those accruing substandard loans where the collateral deficiency is greater than 5% are split into loans with outstanding loan balances of $3.0 million or more and loans with outstanding loan balance under $3.0 million. The inherent risk of loss in each of these two groupings of loans is estimated based upon historical net loan charge off considerations, review of the amount of under collateralization of the loans in the respective groupings, as well as other qualitative factors. Previous to the fourth quarter of 2004 these groups of loans were considered in the aggregate with all substandard loans as described in the following paragraph related to adequately collateralized substandard loans.

4.	Uncritized loans, special mention loans, adequately collateralized substandard loans and all substandard loans under $100,000 are assigned allowance allocations based on historical net loan charge off experience for each of the respective loan categories over the previous two years, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies, nonaccrual loans, and risk ratings; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions, and concentrations of credit.

5.	The Consumer Loan portfolio is segmented into six types of loans: Residential Mortgages, Home Equity, Consumer Direct, Consumer Indirect, Personal Lines of Credit, and Student Loans. Each of those categories is subdivided into categories based on delinquency status, either 90 days and over past due or under 90 days. Allowance allocations on these types of loans are based on the average loss experience over the last three years for each subdivision of delinquency status supplemented with qualitative factors containing the same elements as described above.

6.	A further component of the allowance is the unallocated portion which takes into consideration the inherent risk of loss in the portfolio not identified in the other three categories and includes such elements as risks associated with variances in the rate of historical loss experiences, information risks associated with the dependence upon timely and accurate risk ratings on loans, and risks associated with the dependence on collateral valuation techniques.

While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination

Loan Maturity and Repricing Schedule
The following table sets forth certain information as of December 31, 2004, regarding the amount of loans maturing or repricing in the portfolio. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		One
	Within	Through	After
	One	Five	Five
(Dollars in thousands)	Year	Years	Years	Total
Commercial	$106,080	$56,728	$40,370	$203,178
Commercial real estate	6,469	36,285	300,778	343,532
Agricultural	37,965	40,087	117,133	195,185
Residential real estate	11,374	18,007	229,674	259,055
Consumer and home equity	9,217	108,040	134,198	251,455

Total loans	$171,105	$259,147	$822,153	$1,252,405

Loans maturing after one year:
With a predetermined interest rate		$168,411	$247,197
With a floating or adjustable rate		90,736	574,956

		$259,147	$822,153

Investing Activities
The Company’s total investment security portfolio increased $114.4 million to $766.5 million as of December 31, 2004 compared to $652.1 million as of December 31, 2003. The largest increase was in mortgage-backed securities, which increased $85.8 million as detailed below. The investment security increase corresponds with the decrease in loans during 2004, as the Company used a portion of the cash available from the decline in loans to invest in securities. Further detail regarding the Company’s investment portfolio follows.

U.S. Agency Securities. At December 31, 2004, the available for sale U.S. Agency securities portfolio totaled $233.2 million and consisted primarily of callable securities, as callable securities provide higher yields than similar securities without call features. At December 31, 2004 included in callable securities are $95.6 million of structured notes all of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At December 31, 2004, the structured notes had a current average coupon of 4.04% that adjust on average to 6.49% within six years. At December 31,

2003, the U.S. Agency securities portfolio totaled $211.9 million, all of which was classified as available for sale.

State and Municipal Obligations. At December 31, 2004, the portfolio of state and municipal obligations totaled $251.3 million, of which $212.0 million was classified as available for sale. At that date, $39.3 million was classified as held to maturity, with a fair value of $40.0 million. At December 31, 2003, the portfolio of state and municipal obligations totaled $242.5 million, of which $195.4 million was classified as available for sale. At that date, $47.1 million was classified as held to maturity, with a fair value of $48.1 million.

Mortgage-Backed Securities. Mortgage-backed securities, all of which were classified as available for sale, totaled $278.5 million and $192.7 million at December 31, 2004 and 2003, respectively. The portfolio was comprised of $187.6 million of mortgage-backed pass-through securities, $81.3 million of collateralized mortgage obligations (“CMOs”) and $9.6 million of other asset-backed securities at December 31, 2004. The mortgage-backed pass-through securities were predominantly issued by government-sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 90% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2003 the portfolio consisted of $138.5 million of mortgage-backed pass-through securities, $45.1 million of CMOs and $9.1 million of other asset-backed securities.

Corporate Bonds. The corporate bond portfolio, all of which was classified as available for sale, totaled $0.5 million and $4.1 million at December 31, 2004 and 2003, respectively. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.

Equity Securities. At December 31, 2004 and 2003, available for sale equity securities totaled $3.0 million and $0.9 million, respectively.

Security Yields and Maturities Schedule
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2004. No tax equivalent adjustments were made to the weighted average yields.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for Sale:
U.S. Agency	$362	2.36%	$101,609	3.42%	$48,125	4.28%	$84,152	4.36%	$234,248	3.93%
Mortgage-backed securities	93	6.14	26,289	4.79	144,501	4.10	107,109	4.12	277,992	4.17
State and municipal obligations	14,151	3.85	139,767	3.51	49,086	3.68	2,686	4.65	205,690	3.59
Corporate bonds	502	6.38	—	—	—	—	—	—	502	6.38

Total debt securities available for sale	$15,108	3.92%	$267,665	3.60%	$241,712	4.05%	$193,947	4.23%	$718,432	3.93%

Held to Maturity:
State and municipal obligations	$27,675	2.26%	$8,178	4.26%	$2,074	5.03%	$1,390	5.17%	$39,317	2.93%

Total debt securities held to maturity	$27,675	2.26%	$8,178	4.26%	$2,074	5.03%	$1,390	5.17%	$39,317	2.93%

Deposits
The Banks offer a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At December 31, 2004, total deposits remained flat in comparison to prior year at $1.819 billion. During 2004, total deposits remained flat in part because the Company did not actively pursue expansion of the deposit base as a result of the liquidity created from the decrease in loans.

The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.597 billion or 87.8% of total deposits at December 31, 2004 compared to $1.552 billion or 85.3% of total deposits at December 31, 2003. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $221.6 million and $267.1 million as of December 31, 2004 and 2003, respectively. The Company also utilizes brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $68.1 million and $125.4 million at December 31, 2004 and 2003, respectively. The decline in brokered certificates of deposit resulted from the Company utilizing cash available from the decline in loans to repay maturing deposits.

The daily average balances, percentage composition and weighted average rates paid on deposits are presented below for each of the years ended December 31:

	2004			2003			2002
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Interest-bearing checking	$396,558	21.5%	0.73%	$389,267	21.8%	0.91%	$354,687	22.2%	1.43%
Savings and money market	424,013	22.9	0.66	411,587	23.0	0.96	366,708	23.0	1.57
Certificates of deposit under $100,000	527,298	28.5	2.45	509,056	28.4	2.93	438,587	27.5	3.80
Certificates of deposit over $100,000	233,155	12.6	2.57	234,966	13.1	2.90	217,150	13.6	3.53
Non-interest bearing accounts	267,721	14.5	—	245,234	13.7	—	219,028	13.7	—

Total deposits	$1,848,745	100.0%	1.33%	$1,790,110	100.0%	1.63%	$1,596,160	100.0%	2.20%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2004:

	3 Months	Over 3 To	Over 6 To	Over 12
(Dollars in thousands)	Or Less	6 Months	12 Months	Months	Total

Certificates of deposit less than $100,000	$120,647	$92,454	$152,999	$152,089	$518,189

Certificates of deposit of $100,000 or more	72,498	34,830	52,780	61,520	221,628

Total certificates of deposit	$193,145	$127,284	$205,779	$213,609	$739,817

Borrowings
Outstanding borrowings are as follows at December 31:

(Dollars in thousands)	2004	2003
Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$28,554	$22,525
FHLB advances	7,000	26,500
Other	—	1,000

Total short-term borrowings	$35,554	$50,025

Long-term borrowings:
FHLB advances	$55,348	$62,469
Other	25,032	25,051

Total long-term borrowings	$80,380	$87,520

Total short-term borrowings decreased to $35.6 million at December 31, 2004 from $50.0 million at December 31, 2003. Total long-term borrowings decreased to $80.4 at December 31, 2004 million from $87.5 million at December 31, 2003. The Company funded the short-term and long-term borrowing reduction with cash available from the decline in loans experienced in 2004.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank and infused approximately $15.0 million of the financing proceeds as capital to the NBG and BNB subsidiaries, allowing those banks to meet the higher capital ratios required in formal agreements entered into with the OCC. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The $25.0 million term loan is included in other long-term borrowings. There were no advances outstanding on the revolving loan at December 31, 2004 and 2003.

Junior Subordinated Debentures
In February 2001, the Company issued $16.7 million of junior subordinated debentures to a statutory trust subsidiary. The junior subordinated debentures have a fixed interest rate equal to 10.20% and mature in 30 years. The Company incurred $487,000 in costs related to the issuance that are being amortized over 20 years using the straight-line method. The statutory trust subsidiary then participated in the issuance of trust preferred securities of similar terms and maturity. The regulatory capital generated from issuing the trust preferred securities helped support the acquisition of the BNB subsidiary. As of December 31, 2003, the Company deconsolidated the subsidiary trust, which had issued trust preferred securities, and replaced the presentation of such instruments with the Company’s junior subordinated debentures issued to the subsidiary trust. Such presentation reflects the adoption of FASB Interpretation No. 46 (“FIN 46 R”), “Consolidation of Variable Interest Entities.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Overview
Net income for 2004 was $12.5 million, a decrease of $1.7 million or 12% from 2003 net income of $14.2. Diluted earnings per share for 2004 were $0.98, a decrease of $0.15 per share in comparison to $1.13 per share for 2003. Return on average common equity was 6.55% for the twelve months of 2004 compared to 7.65% in 2003. The provision for loan losses in 2004 was $19.7 million, down $2.8 million from the prior year. Noninterest expenses totaled $65.6 million in 2004 an increase of $4.8 million from 2003, which related to a $3.2 million increase in salaries and benefits and a $1.6 million increase in other operating expenses.

Average Statements of Financial Condition and Net Interest Analysis
The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Tax equivalent adjustments have been made. All average balances are average daily balances.

	Year ended December 31
	2004			2003			2002
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Federal funds sold and interest bearing deposits	$35,245	$448	1.27%	$45,361	$505	1.11%	$28,889	$494	1.71%
Investment securities (1):
Taxable	475,180	19,343	4.07	379,932	16,073	4.23	359,030	19,109	5.32
Non-taxable	241,999	12,802	5.29	222,660	12,794	5.75	207,107	13,109	6.33

Total investment securities	717,179	32,145	4.48	602,592	28,867	4.79	566,137	32,218	5.69
Loans (2):
Commercial and agricultural	800,133	46,393	5.80	859,709	51,196	5.96	766,818	52,177	6.80
Residential real estate	248,872	16,555	6.65	255,429	18,340	7.18	234,813	19,362	8.25
Consumer and home equity	246,327	15,115	6.14	242,491	17,020	7.02	233,173	18,776	8.05

Total loans	1,295,332	78,063	6.03	1,357,629	86,556	6.38	1,234,804	90,315	7.31
Total interest-earning assets	2,047,756	110,656	5.40	2,005,582	115,928	5.78	1,829,830	123,027	6.72

Allowance for loan losses	(30,600)			(25,135)			(20,030)
Other noninterest-earning assets	173,414			175,290			155,216

Total assets	$2,190,570			$2,155,737			$1,965,016

Interest-bearing liabilities:
Interest-bearing checking	$396,558	$2,903	0.73%	$389,267	$3,547	0.91%	$354,687	$5,059	1.43%
Savings and money market	424,013	2,812	0.66	411,587	3,958	0.96	366,708	5,768	1.57
Certificates of deposit	760,453	18,909	2.49	744,022	21,758	2.92	655,737	24,340	3.71
Short-term borrowings	40,156	770	1.92	61,954	1,492	2.41	77,883	1,784	2.29
Long-term borrowings	83,550	3,648	4.37	81,795	3,517	4.30	90,000	3,957	4.40
Junior subordinated debentures and trust preferred securities	16,702	1,728	10.35	16,200	1,677	10.35	16,200	1,677	10.35

Total interest-bearing liabilities	1,721,432	30,770	1.79	1,704,825	35,949	2.11	1,561,215	42,585	2.73

Noninterest-bearing demand deposits	267,721			245,234			219,028
Other noninterest-bearing liabilities	15,670			21,165			20,306

Total liabilities	2,004,823			1,971,224			1,800,549

Stockholders’ equity (3)	185,747			184,513			164,467

Total liabilities and stockholders’ equity	$2,190,570			$2,155,737			$1,965,016

Net interest income – tax equivalent		$79,886			$79,979			$80,442
Less: tax equivalent adjustment		4,481			4,478			4,588

Net interest income		75,405			75,501			75,854

Net interest rate spread			3.61%			3.67%			3.99%

Net earning assets	$326,324			$300,757			$268,615

Net interest income as a percentage of average interest-earning assets			3.90%			3.99%			4.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.96%			117.64%			117.21%

(1)	Amounts shown are amortized cost for both held to maturity and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.

(2)	Net of deferred loan fees and costs, and loan discounts and premiums. Nonaccrual loans are included in the average loan totals presented above. Payments on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

(3)	Includes unrealized gains/(losses) on securities available for sale.

Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $75.4 million in 2004, compared to $75.5 million in 2003. Net interest margin was 3.90% for the year ended December 31, 2004, a drop of 9 basis points from the 3.99% level for the same period last year. Net interest margin declined in 2004, partially a result of the historically low interest rate environment. Although interest rates began to rise from historically low levels during 2004, the Company’s yields on earning assets declined more rapidly than the cost of funds.

The Company’s yield on average earning assets was 5.40% for 2004, down 38 basis points from 5.78% in 2003. The Company’s loan portfolio yield was 6.03%, down 35 basis points from 2003, and tax-equivalent investment yield was 4.48% for 2004, down 31 basis points from 2003. The decline in both categories is primarily due to the historically low interest rate environment, which led to repricing of variable rate loans and prepayments of higher yielding investment securities and resulting redeployment of funds at current market rates. Lost interest on the higher levels of nonaccrual loans also contributed to the decline in loan portfolio yield.

Total average interest-bearing liabilities were $1.72 billion for the year ended December 31, 2004, representing a $16 million increase over 2003. Total average deposits were $1.85 billion for the year ended December 31, 2004, an increase of $59 million or 3% over the average deposits for 2003. The Company’s cost of interest-bearing liabilities was 1.79% for 2004, a drop of 32 basis points from 2003.

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

	Year ended December 31:
	2004 vs. 2003			2003 vs. 2002
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(133)	$76	$(57)	$200	$(189)	$11
Investment securities:
Taxable	3,878	(608)	3,270	886	(3,922)	(3,036)
Non-taxable	1,635	(1,627)	8	917	(1,232)	(315)

Total investment securities	5,513	(2,235)	3,278	1,803	(5,154)	(3,351)
Loans:
Commercial and agricultural	(3,435)	(1,368)	(4,803)	5,965	(6,946)	(981)
Residential real estate	(435)	(1,350)	(1,785)	1,466	(2,488)	(1,022)
Consumer and home equity	237	(2,142)	(1,905)	657	(2,413)	(1,756)

Total loans	(3,633)	(4,860)	(8,493)	8,088	(11,847)	(3,759)

Total interest-earning assets	$1,747	$(7,019)	$(5,272)	$10,091	$(17,190)	$(7,099)

Interest-bearing liabilities:
Interest-bearing checking	$44	$(688)	$(644)	$311	$(1,823)	$(1,512)
Savings and money market	74	(1,220)	(1,146)	432	(2,242)	(1,810)
Certificates of deposit	359	(3,208)	(2,849)	2,558	(5,140)	(2,582)
Short-term borrowings	(420)	(302)	(722)	(385)	93	(292)
Long-term borrowings	71	60	131	(351)	(89)	(440)
Junior subordinated debentures and trust preferred securities	51	—	51	—	—	—

Total interest-bearing liabilities	179	(5,358)	(5,179)	2,565	(9,201)	(6,636)

Net interest income	$1,568	$(1,661)	$(93)	$7,526	$(7,989)	$(463)

Provision for Loan Losses
The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses totaled $19.7 million in 2004, compared to $22.5 million in 2003. Net loan charge-offs were $9.6 million, or 0.74% of average loans, for the year ended December 31, 2004 compared to $15.0 million, or 1.11% of average loans for 2003. Commercial and commercial mortgage loans represented $5.6 million compared to $11.3 million of net charge-offs in 2004 and 2003, respectively. The ratio of the allowance for loan losses to nonperforming loans was 73% at December 31, 2004 versus 56% at December 31, 2003. The ratio of allowance for loan losses to total loans was 3.12% and 2.16% at December 31, 2004 and 2003, respectively. The provision for loan losses declined in 2004 as compared to 2003 due to the reduced levels of net loan charge-offs, largely offset by an increase in nonperforming loans and potential problem loans. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.

Noninterest Income
The following table presents the major categories of noninterest income during the years ended December 31:

(Dollars in thousands)	2004	2003
Service charges on deposits	$11,987	$11,461
Financial services group fees and commissions	5,733	5,692
Mortgage banking activities	2,147	4,036
Gain on sale of securities	248	1,041
Gain on sale of credit card portfolio	1,177	—
Other	4,079	3,842

Total noninterest income	$25,371	$26,072

Noninterest income decreased 3% to $25.4 million in 2004 compared to $26.1 million in 2003. The decrease in noninterest income is primarily attributed to the decline in mortgage banking activities, which includes gains and losses from the sale of loans, mortgage servicing income and the amortization and impairment of mortgage servicing rights, which corresponds to the lower volume of residential mortgage loans sold in the current year relative to the historically high levels of refinancing activity experienced in 2003. Net gain from the sale of loans, the largest component of mortgage banking activities, totaled $0.9 million and $3.2 million in 2004 and 2003, respectively. The decline in mortgage banking activities was partially offset by a $1.2 million gain from the sale of the Company’s credit card portfolio during 2004. The increases in income from service fees, financial services group fees and commissions and other income mostly offset the decline in gain on securities compared with last year.

Noninterest Expense
The following table presents the major categories of noninterest expense during the years ended December 31:

(Dollars in thousands)	2004	2003
Salaries and employee benefits	$37,009	$33,825
Occupancy and equipment	8,854	8,270
Supplies and postage	2,469	2,468
Amortization of other intangible assets	809	1,226
Computer and data processing	1,957	1,829
Professional fees	3,376	1,881
Other	11,112	11,324

Total noninterest expense	$65,586	$60,823

Noninterest expense was $65.6 million in 2004 compared to $60.8 million in 2003. The primary component of noninterest expense is salaries and benefits, which totaled $37.0 million in 2004 and $33.8 million in 2003. The 9% increase in salaries and benefits relates in part to staff and resources added within the credit administration function. Occupancy and equipment increased to $8.9 million in 2004 from $8.3 in 2003 as a result of opening new branch offices and higher operating costs related to the expansion of staff. The company also experienced a substantial increase in professional fees to $3.4 million in 2004 from $1.9 million in 2003. The increase related to professional and consulting fees associated with the reorganization of loan operations, compliance with the Sarbanes-Oxley Act of 2002 and a comprehensive special review of risk ratings on the commercial loan portfolio. The increase in noninterest expenses, coupled with the flattening of revenue growth, were the principal factors in the rise in the Company’s efficiency ratio to 62.12% for 2004, compared to 55.73% for 2003. During 2004, NBG received notification of a further downgrade in supervisory subgroup based on the OCC report of examination for the period as of December 31, 2003. Because of this downgrade, the Company expects FDIC insurance premiums to be measurably higher, with an estimated impact on 2005 earnings of approximately $0.05 per share.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes, which amounted to $3.0 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively. The fluctuation in income tax expense corresponds in general with taxable income levels for each year. The effective tax rate for 2004 was 19.5%, compared to 21.8% in 2003. The lower effective tax rate in 2004 is primarily attributable to tax exempt interest income constituting a larger proportion of income before income tax expense.

The current and deferred tax provision is calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

The amount of income tax expense paid is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are primarily comprised of the subsidiary banks as the Company evaluates performance on an individual bank basis. During 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. The Financial Services Group (FSG) is also included as a reportable segment as the Company evaluates the performance of this line of business separately from the banks. Financial information related to the Company’s segments is presented in Note 17 of the notes to consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Overview
For the year ended December 31, 2003, net income was of $14.2 million compared to $26.5 million in 2002. Diluted earnings per share for the year 2003 were $1.13, down from $2.23 per share in 2002. Return on average common equity was 7.65% for the twelve months of 2003 compared to 17.01% in 2002. The most significant impact on 2003 financial results was the provision for loan losses, which totaled $22.5 million, an increase of $16.4 million over the $6.1 million provision for loan losses in 2002.

Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $75.5 million in 2003 comparable to $75.9 million in 2002. Net interest margin was 3.99% for the year ended December 31, 2003, a drop of 41 basis points from the 4.40% level for the same period last year. Net interest margin declined in 2003, as general market interest rates declined to historically low levels.

The Company’s yield on average earning assets was 5.78% for 2003, down 94 basis points from 6.72% in 2002. The Company’s loan portfolio yield was 6.38%, down 93 basis points from the prior year. The tax-equivalent investment yield was 4.79% for 2003, down 90 basis points from 2002.

Total average interest-bearing liabilities were $1.70 billion for the year ended December 31, 2003 representing a $144 million increase over 2002 and represented approximately 80% of the average increased funding required to support the growth in average earning assets. The principal funding source for the average earning asset growth was deposits, with the average for the year ended December 31, 2003 totaling $1.79 billion, an increase of $194 million or 12% over the average for 2002. The Company’s cost of interest bearing liabilities was 2.11% for 2003, a drop of 62 basis points from 2002.

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses was $22.5 million in 2003 compared to $6.1 million in 2002. The significant increase in the provision for loan losses during 2003 primarily relates to higher levels of nonperforming loans and charge-offs. Nonperforming loans increased to $51.5 million at December 31, 2003 compared to $37.1 million at December 31, 2002. Nonperforming agricultural credits, principally dairy farms, increased $10 million from December 31, 2002 after a long period of depressed milk prices. Total nonperforming agricultural loans were $22 million at December 31, 2003 or 9.40% of total agricultural loans. Net loan charge-offs were $15 million, or 1.11% of average loans, for the year ended December 31, 2003 compared to $4 million, or 0.30% of average loans for 2002. Commercial and commercial mortgage loans represented $11 million of net charge-offs in 2003. The ratio of the allowance for loan losses to nonperforming loans was 56% at December 31, 2003 versus 58% at December 31, 2002. The ratio of allowance for loan losses to total loans was 2.16% and 1.64% at December 31, 2003 and 2002, respectively.

Noninterest Income
The following table presents the major categories of noninterest income during the years ended December 31:

(Dollars in thousands)	2003	2002
Service charges on deposits	$11,461	$10,603
Financial services group fees and commissions	5,692	5,629
Mortgage banking activities	4,036	2,279
Gain on sale of securities	1,041	285
Other	3,842	3,393

Total noninterest income	$26,072	$22,189

Noninterest income increased 17% to $26.1 million in 2003 compared to $22.2 million in 2002. The increase in noninterest income is partially attributed to the growth in deposits and related service fees. The increase in mortgage banking activities, which includes gains and losses from the sale of loans, mortgage servicing income and the amortization and impairment of mortgage servicing rights, corresponds with the increase in residential mortgage refinancing activity resulting from the historically low interest rate environment during 2003. Gains and losses from the sale of loans, the largest component of mortgage banking activities, totaled $3.2 million and $1.5 million in 2003 and 2002, respectively. The Company experienced an increased in gain on sale of securities to $1.0 million in 2003 compared to $285,000 in 2002. This increase resulted from gains from the sale of corporate bonds and an increase in gains recognized on unamortized discount bonds called by issuers because of the decline in interest rates during 2003.

Noninterest Expense
The following table presents the major categories of noninterest expense during the years ended December 31:

(Dollars in thousands)	2003	2002
Salaries and employee benefits	$33,825	$30,093
Occupancy and equipment	8,270	7,285
Supplies and postage	2,468	2,371
Amortization of other intangible assets	1,226	898
Computer and data processing	1,829	1,759
Professional fees	1,881	1,612
Other	11,324	9,031

Total noninterest expense	$60,823	$53,049

Noninterest expense was $60.8 million in 2003 compared to $53.0 million in 2002. The overall increase in noninterest expense is generally attributed to higher credit collection costs, costs of opening new branch offices and costs for additional lending and credit administration staff. The Company’s largest component of noninterest expense, salaries and employee benefits, increased 13% in 2003, primarily a reflection of staffing additions as previously indicated. Included in 2003 other expenses are the following items which increased substantially from the prior year: $1.1 million of other real estate expense, $683,000 of commercial loan expense and $544,000 of limited partnership expense. The additional noninterest expenses, coupled with a slowing of revenue growth, are the principal factors in an increase in the Company’s efficiency ratio to 55.7% for 2003, up from 50.6% in 2002.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes, which amounted to $4.0 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. The fluctuation in the provision for income taxes corresponds in general with taxable income levels. The effective tax rate for 2003 was 21.8%, compared to 31.9% in 2002. The lower effective tax rate in 2003 is primarily attributable to tax exempt interest income constituting a larger proportion of net income before income taxes.

FOURTH QUARTER RESULTS

Net loss for the fourth quarter of 2004 was $0.8 million compared with net income of $5.1 million for the third quarter of 2004 and net income of $2.2 million for the fourth quarter of 2003. The decline from the third quarter of 2004 primarily related to a $8.1 million increase in the provision for loan losses to $10.2 million in the fourth quarter from $2.1 million in the third quarter, as well as additional noninterest expenses associated with asset quality and compliance issues. Fourth quarter 2004 net loss represents a $3.0 million decline from fourth quarter 2003 net income of $2.2 million. The fourth quarter 2004 provision for loan losses was $1.9 million higher than the $8.3 million provision for loan losses in the fourth quarter of 2003. Net loss per share for the fourth quarter of 2004 was $0.11, a decrease of $0.28 per share in comparison to diluted earnings per share of $0.17 for the comparable quarter last year. Return (loss) on average common equity for the fourth quarter (annualized) 2004 was (2.78)% compared with 4.44% for the fourth quarter 2003. Return (loss) on average assets (annualized) for the 2004 fourth quarter declined to (0.15)% compared with 0.41% for the same quarter last year. The decline in return ratios resulted from the combination of a $1.9 million increase in provision for loan losses, a $0.9 million decrease in noninterest income and a $2.3 million increase in noninterest expense.

For the fourth quarter 2004, net interest income remained relatively flat with the 2003 fourth quarter at $19.0 million. Interest income from securities offset the decline in interest earned on a lower loan base. The net interest margin for the fourth quarter of 2004 was 3.91% compared with 3.98% in the same quarter last year.

The provision for loan losses totaled $10.2 million for fourth quarter 2004 compared with $2.1 million for the third quarter of 2003 and $8.3 million for the fourth quarter of 2003. Net loan charge-offs were $2.2 million, or 0.70% of average loans, for the fourth quarter 2004 compared to $8.3 million, or 2.44% of average loans for the fourth quarter 2003. Although net loan charge-offs declined in fourth quarter 2004 in comparison to fourth quarter 2003, the provision for loan losses increased as a result of an increase in nonperforming loans and potential problem loans.

Noninterest income for the fourth quarter of 2004 declined $0.9 million, or 13%, from the same quarter in 2003. The decline is largely attributed to a drop of $0.6 million in mortgage banking income, a result of lower volumes of mortgage originations and corresponding sales of mortgages in the secondary market during 2004.

Noninterest expense for the fourth quarter of 2004 was $17.7 million, an increase of $2.3 million over the same quarter a year ago. The higher expenses reflect the increase in staff for the centralized credit administration function and fees for professional services. Included in the fees for professional services are costs associated with asset quality and regulatory issues, as well as costs incurred for the implementation of the Section 404 internal control provisions of the Sarbanes-Oxley Act. The higher expenses, combined with flat revenue, resulted in an efficiency ratio of 67.01% for the 2004 fourth quarter compared to 55.33% for the 2003 fourth quarter.

Average deposits grew 3% for the fourth quarter 2004 to $1.86 billion in comparison to the same quarter last year. The deposit growth reflects the development of the customer base at new branches that have been added over the last 2 years. Total loans declined 7% to $1.26 billion as of December 31, 2004 compared with $1.35 billion at the end of the prior year. Loan origination has slowed as the Company has implemented more stringent underwriting requirements, implemented training on the new credit processes and focused resources on the existing loan portfolio.

Nonperforming assets at December 31, 2004 were $55.2 million, up $5.5 million from September 30, 2004 and up $3.1 million from December 31, 2003. The ratio of nonperforming assets to total loans and other real estate was 4.39% at the end of 2004 compared with 3.87% at the end of 2003. Net loan charge-offs in the fourth quarter of 2004 were $2.2 million, up $0.3 million from the third quarter of 2004 and down $6.1 million compared to the prior year’s fourth quarter.

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

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the subsidiary banks’ liquidity position is a result of their base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the Federal Reserve Bank.

The primary source of liquidity for the parent company is dividends from subsidiaries, lines of credit, and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company’s subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company. Payment of dividends to the Company from NBG and BNB are currently restricted by the terms of the formal agreements entered into with the OCC in September 2003. Dividends from WCB and FTB have not, nor are they expected to, fully cover the cost of the Company’s current debt service, preferred stock dividends and common stock dividends. See “Management Discussion and Analysis of Financial Condition and Results of Operation”, which is incorporated herein by reference.

The Company’s cash and cash equivalents were $46 million at December 31, 2004, a decrease of $40 million from $86 million at December 31, 2003. The Company’s net cash provided by operating activities totaled $38 million. The principal source of operating activity cash flow was the Company’s net income adjusted for noncash income and expenses items, which together accounted for approximately $34 million of net cash flow. The Company utilized its cash in investing activities in the net acquisition of $123 million in securities and $6 million in premises and equipment. These investments were offset by $72 million of loan payments in excess of loan originations, $6 million generated from the sale of the credit card portfolio and $2 million from the sale of the equity investment in Mercantile Adjustment Bureau, LLC. The Company utilized cash in financing activities by reducing debt by $22 million and paying $9 million in dividends to shareholders.

Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2004:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$6,133	$786	$1,325	$1,100	$2,922
Long-term Borrowings	80,380	142	44,237	35,761	240
Junior subordinated debentures	16,702	—	—	—	16,702

Total Obligations	$103,215	$928	$45,562	$36,861	$19,864

Off-Balance Sheet Arrangements

The Company has guaranteed distributions and payments for redemption or has guaranteed liquidation of trust preferred securities issued by a wholly owned, deconsolidated subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated statement of financial condition as junior subordinated debentures. The subsidiary’s trust preferred securities currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For further information regarding the junior subordinated debentures issued to unconsolidated subsidiary trust, see Note 9 of the notes to consolidated financial statements.

In the normal course of business, the Company has outstanding commitments to extend credit, which are not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2004 letters of credit totaling $10.8 million and unused loan commitments of $245.8 million were contractually available. Comparable amounts for these commitments at December 31, 2003 were $11.8 million and $271.9 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding. For further information regarding the outstanding loan commitments, see Note 11 of the notes to consolidated financial statements.

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

(Dollars in thousands)	2004	2003	2002
Total shareholders’ equity	$184,287	$183,103	$178,294
Less: Unrealized gains on securities available for sale	3,884	8,197	10,368
Disallowed goodwill and other intangible assets	43,476	43,556	44,667
Plus: Minority interests in consolidated subsidiaries	178	172	161
Qualifying trust preferred securities	16,200	16,200	16,200

Total Tier 1 capital	$153,305	$147,722	$139,620

Adjusted quarterly average assets	$2,149,947	$2,102,061	$2,005,837
Tier 1 leverage ratio	7.13%	7.03%	6.96%

Total Tier 1 capital	$153,305	$147,722	$139,620
Plus: Qualifying allowance for loan losses	17,271	18,270	17,813
Nonqualifying trust preferred securities	—	—	—

Total risk-based capital	$170,576	$165,992	$157,433

Net risk-weighted assets	$1,359,803	$1,450,839	$1,421,160
Total risk-based capital ratio	12.54%	11.44%	11.08%

The Company’s Tier 1 leverage ratio was 7.13% at December 31, 2004. The ratio increased from 7.03% at December 31, 2003. Total Tier 1 capital of $153.3 million at December 31, 2004 increased $5.6 million from $147.7 million at December 31, 2003. The increase in Tier 1 capital relates primarily to the increase in retained earnings resulting from 2004 net income of $12.5 million and reduced by $8.7 million in preferred and common dividends declared during 2004.

The Company’s total risk-weighted capital ratio was 12.54% at December 31, 2004. The ratio increased from 11.44% at December 31, 2003. Total risk-based capital was $170.6 million at December 31, 2004, an increase of $4.6 million from $166.0 million at December 31, 2003. The increase is primarily attributed to the $5.6 million increase in Tier 1 capital previously discussed less the $1.0 million decrease in qualifying allowance for loan losses.

In addition, the formal agreements entered into by NBG and BNB with the OCC required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Each of the banks met the required levels at December 31, 2003 and continued to achieve the required levels on a quarterly basis throughout 2004. For further information regarding regulatory capital, see Note 15 of the notes to consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in the stock compensation plan section of Note 1.

In September 2004, the EITF issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’,” which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’.” EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in EITF Issue 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Subsequent to the issuance EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities. The outcome of this reconsideration and the impact, if any, on the Company’s impairment recognition cannot be predicted at this time.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (FSP No. 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of December 31, 2004, the Company’s measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. While final regulations have not been released, the Company has not yet determined if its plan will be considered actuarially equivalent to Medicare Part D. However, the company does not expect the adoption of FSP No. 106-2 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

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

Net Interest Income at Risk Analysis

The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis at December 31, 2004:

Change in Interest
Rates in Basis Points	Net Interest Income			Economic Value of Equity
(Rate Shock)	Amount	$ Change	% Change	Amount	$ Change	% Change
(Dollars in thousands)
200	$80,525	$2,513	3.22%	$355,500	$(55,407)	(13.48%)
100	79,549	1,537	1.97%	378,195	(32,712)	(7.96%)
Static	78,012	—	—	410,906	—	—
(100)	72,330	(5,682)	(7.28%)	407,959	(2,948)	(0.72%)
(200)	65,309	(12,703)	(16.28%)	396,516	(14,390)	(3.50%)

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2004, a 200 basis point increase in rates would increase net interest income by $2.5 million, or 3.22%, over the next twelve-month period. A 200 basis point decrease in rates would decrease net interest income by $12.7 million, or 16.28%, over a twelve-month period. As of December 31, 2004, a 200 basis point increase in rates would decrease the economic value of equity by $55.4 million, or 13.48%, over the next twelve-month period. A 200 basis point decrease in rates would decrease the economic value of equity by $14.4 million, or 3.50%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

In addition to the changes in interest rate scenarios listed above, the Company also runs other scenarios to measure interest rate risk, which vary as deemed appropriate as the economic and interest rate environments change.

Gap Analysis

The following table (the “Gap Table”) sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) are subject to immediate withdrawal and are therefore shown to re-price in the period of less than 30 days. Prepayment and re-pricing rates can have a significant impact on the estimated gap. The results shown are based on numerous assumptions and there can be no assurance that the presented results will approximate actual future activity.

	December 31, 2004
	Volumes Subject to Repricing Within
	0-30	31-180	181-365	1-3	3-5	>5	Non-
(Dollars in thousands)	days	days	days	years	years	years	Sensitive	Total

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$806	$76	$—	$—	$—	$—	$—	$882
Investment securities (1)	29,072	48,348	47,784	220,674	176,817	243,820	—	766,515
Loans (2)	578,879	100,304	85,390	234,541	139,946	113,265	2,728	1,255,053

Total interest- earning assets	608,757	148,728	133,174	455,215	316,763	357,085	2,728	2,022,450

Interest-bearing liabilities:
Interest-bearing checking, savings and money market deposits	789,550	—	—	—	—	—	—	789,550
Certificates of deposit	82,802	235,736	204,471	186,934	28,131	1,743	—	739,817
Borrowed funds (3)	1,553	3,537	4,844	36,395	57,899	28,408	—	132,636

Total interest- bearing liabilities	873,905	239,273	209,315	223,329	86,030	30,151	—	1,662,003

Period gap	$(265,148)	$(90,545)	$(76,141)	$231,886	$230,733	$326,934	$2,728	$360,447

Cumulative gap	$(265,148)	$(355,693)	$(431,834)	$(199,948)	$30,785	$357,719	$360,447

Period gap to total assets	(12.28)%	(4.19)%	(3.52)%	10.74%	10.68%	15.14%	0.13%	16.69%

Cumulative gap to total assets	(12.28)%	(16.47)%	(19.99)%	(9.26)%	1.43%	16.56%	16.69%

Cumulative interest-earning assets to cumulative interest- bearing liabilities	69.66%	68.05%	67.35%	87.07%	101.89%	121.52%	121.69%

(1)	Amounts shown include the amortized cost of held to maturity securities and the fair value of available for sale securities.

(2)	Amounts shown include loans held for sale and are net of unearned income and deferred fees and costs.

(3)	Amounts shown include junior subordinated debentures.

For purposes of interest rate risk management, the Company directs more attention on simulation modeling, such as “net interest income at risk” as previously discussed, rather than gap analysis. The net interest income at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Item 8. Financial Statements and Supplementary Data

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND 2003

(Dollars in thousands, except per share amounts)	2004	2003
Assets

Cash, due from banks and interest-bearing deposits	$45,279	$45,635
Federal funds sold	806	40,006
Securities available for sale, at fair value	727,198	604,964
Securities held to maturity (fair value of $39,984 and $48,121 at December 31, 2004 and 2003, respectively)	39,317	47,131
Loans held for sale	2,648	4,881
Loans, net	1,213,219	1,311,372
Premises and equipment, net	36,473	34,239
Goodwill	41,371	40,621
Other assets	50,018	44,883

Total assets	$2,156,329	$2,173,732

Liabilities And Shareholders’ Equity

Liabilities:

Deposits:
Demand	$289,582	$264,990
Savings, money market and interest-bearing checking	789,550	784,219
Certificates of deposit	739,817	769,682

Total deposits	1,818,949	1,818,891

Short-term borrowings	35,554	50,025
Long-term borrowings	80,380	87,520
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	20,457	17,491

Total liabilities	1,972,042	1,990,629

Shareholders’ equity:

3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding 1,654 shares in 2004 and 1,666 shares in 2003	165	167
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding 175,571 shares in 2004 and 175,683 shares in 2003	17,557	17,568
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,303,533 shares in 2004 and 2003	113	113
Additional paid-in capital	22,185	21,055
Retained earnings	140,766	136,938
Accumulated other comprehensive income	3,884	8,197
Treasury stock, at cost – 54,458 shares in 2004 and 135,223 shares in 2003	(383)	(935)

Total shareholders’ equity	184,287	183,103

Total liabilities and shareholders’ equity	$2,156,329	$2,173,732

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per share amounts)	2004	2003	2002
Interest and dividend income:
Loans	$78,063	$86,556	$90,315
Securities	27,664	24,389	27,630
Other	448	505	494

Total interest and divided income	106,175	111,450	118,439

Interest expense:
Deposits	24,624	29,263	35,167
Short-term borrowings	770	1,492	1,784
Long-term borrowings	3,648	3,517	3,957
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	1,728	—	—
Guaranteed preferred beneficial interests in corporation’s junior subordinated debentures (“Trust preferred securities”)	—	1,677	1,677

Total interest expense	30,770	35,949	42,585

Net interest income	75,405	75,501	75,854

Provision for loan losses	19,676	22,526	6,119

Net interest income after provision for loan losses	55,729	52,975	69,735

Noninterest income:
Service charges on deposits	11,987	11,461	10,603
Financial services group fees and commissions	5,733	5,692	5,629
Mortgage banking activities	2,147	4,036	2,279
Gain on sale of securities	248	1,041	285
Gain on sale of credit card portfolio	1,177	—	—
Other	4,079	3,842	3,393

Total noninterest income	25,371	26,072	22,189

Noninterest expense:
Salaries and employee benefits	37,009	33,825	30,093
Occupancy and equipment	8,854	8,270	7,285
Supplies and postage	2,469	2,468	2,371
Amortization of other intangible assets	809	1,226	898
Computer and data processing	1,957	1,829	1,759
Professional fees	3,376	1,881	1,612
Other	11,112	11,324	9,031

Total noninterest expense	65,586	60,823	53,049

Income before income tax expense	15,514	18,224	38,875

Income tax expense	3,021	3,977	12,419

Net income	$12,493	$14,247	$26,456

Earnings per common share:
Basic	$0.98	$1.14	$2.26
Diluted	$0.98	$1.13	$2.23

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated Other
	3%	8.48%		Additional		Comprehensive		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance – December 31, 2001	$167	$17,585	$113	$17,195	$112,786	$2,176	$(835)	$149,187
Purchase of 100 shares of 8.48% preferred stock	—	(10)	—	—	—	—	—	(10)
Purchase of 22,240 shares of common stock	—	—	—	—	—	—	(571)	(571)
Issue 1,049 shares of common stock — directors plan	—	—	—	33	—	—	4	37
Issue 19,955 shares of common stock - exercised stock options	—	—	—	342	—	—	84	426
Issue 36,700 shares of common stock - Burke Group, Inc. acquisition and earnout	—	—	—	840	—	—	160	1,000
Issue 47,036 shares of common stock - Bank of Avoca acquisition	—	—	—	1,318	—	—	181	1,499

Comprehensive income:
Net income	—	—	—	—	26,456	—	—	26,456
Net unrealized gain on securities available for sale (net of tax of $5,603)	—	—	—	—	—	8,362	—	8,362
Reclassification adjustment for gains included in net income (net of tax of $115)	—	—	—	—	—	(170)	—	(170)

Other comprehensive income								8,192

Total comprehensive income								34,648

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,491)	—	—	(1,491)
Common — $0.58 per share	—	—	—	—	(6,426)	—	—	(6,426)

Balance – December 31, 2002	$167	$17,575	$113	$19,728	$131,320	$10,368	$(977)	$178,294
Purchase of 72 shares of 8.48% preferred stock	—	(7)	—	(1)	—	—	—	(8)
Purchase of 22,000 shares of common stock	—	—	—	—	—	—	(417)	(417)
Issue 2,440 shares of common stock — directors plan	—	—	—	34	—	—	16	50
Issue 21,669 shares of common stock - exercised stock options	—	—	—	259	—	—	138	397
Issue 62,387 shares of common stock - Burke Group, Inc. acquisition and earnout	—	—	—	1,035	—	—	305	1,340

Comprehensive income:
Net income	—	—	—	—	14,247	—	—	14,247
Net unrealized loss on securities available for sale (net of tax of $(1,120))	—	—	—	—	—	(1,545)	—	(1,545)
Reclassification adjustment for gains included in net income (net of tax of $415)	—	—	—	—	—	(626)	—	(626)

Other comprehensive income								(2,171)

Total comprehensive income								12,076

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,490)	—	—	(1,490)
Common — $0.64 per share	—	—	—	—	(7,134)	—	—	(7,134)

Balance – December 31, 2003	$167	$17,568	$113	$21,055	$136,938	$8,197	$(935)	$183,103
Purchase of 12 shares of 3% preferred stock	(2)	—	—	1	—	—	—	(1)
Purchase of 112 shares of 8.48% preferred stock	—	(11)	—	(1)	—	—	—	(12)
Purchase of 2,000 shares of common stock	—	—	—	—	—	—	(30)	(30)
Issue 2,266 shares of common stock — directors plan	—	—	—	36	—	—	16	52
Issue 65,975 shares of common stock - exercised stock options	—	—	—	871	—	—	464	1,335
Issue 14,524 shares of common stock - Burke Group, Inc. acquisition and earnout	—	—	—	223	—	—	102	325

Comprehensive income:
Net income	—	—	—	—	12,493	—	—	12,493
Net unrealized loss on securities available for sale (net of tax of ($2,765))	—	—	—	—	—	(4,164)	—	(4,164)
Reclassification adjustment for gains included in net income (net of tax of $99)	—	—	—	—	—	(149)	—	(149)

Other comprehensive income								(4,313)

Total comprehensive income								8,180

Cash dividends declared:
3% Preferred - $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred - $8.48 per share	—	—	—	—	(1,490)	—	—	(1,490)
Common - $0.64 per share	—	—	—	—	(7,170)	—	—	(7,170)

Balance – December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$12,493	$14,247	$26,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,421	4,660	3,777
Net amortization of premiums and discounts on securities	1,801	2,888	1,920
Provision for loan losses	19,676	22,526	6,119
Deferred income tax benefit	(4,466)	(1,971)	(1,060)
Proceeds from sale of loans held for sale	66,451	192,295	139,426
Origination of loans held for sale	(64,218)	(190,205)	(140,569)
Gain on sale of securities	(248)	(1,041)	(285)
Gain on sale of loans held for sale	(910)	(3,153)	(1,542)
Gain on sale of credit card portfolio	(1,177)	—	—
(Gain) loss on sale of other assets	(195)	(25)	54
Minority interest in net income of subsidiaries	26	31	175
Decrease (increase) in other assets	1,700	3,408	(659)
Increase (decrease) in accrued expenses and other liabilities	2,932	(3,946)	698

Net cash provided by operating activities	38,286	39,714	34,510

Cash flows from investing activities:
Purchase of securities:
Available for sale	(353,567)	(425,849)	(425,269)
Held to maturity	(30,828)	(32,890)	(35,152)
Proceeds from maturity, call and principal paydown of securities:
Available for sale	181,707	329,359	232,379
Held to maturity	38,603	32,812	43,419
Proceeds from sale of securities available for sale	40,930	82,906	45,059
Net loan paydowns (originations)	71,915	(38,519)	(145,572)
Proceeds from sale of credit card portfolio	5,703	—	—
Proceeds from sales of premises and equipment	103	81	73
Purchase of premises and equipment	(5,947)	(10,439)	(5,251)
Proceeds from sale (purchase of) equity investment in Mercantile Adjustment Bureau, LLC	2,400	—	(2,400)
Net cash acquired in purchase acquisitions	—	—	42,156

Net cash used in investing activities	(48,981)	(62,539)	(250,558)

Cash flows from financing activities:
Net increase in deposits	58	110,368	213,913
Net decrease in short-term borrowings	(14,472)	(37,164)	(16,581)
Proceeds from long-term borrowings	—	29,000	23,056
Repayment of long-term borrowings	(7,139)	(33,570)	(1,386)
Purchase of preferred and common shares	(43)	(425)	(581)
Issuance of preferred and common shares	1,387	447	463
Dividends paid	(8,652)	(8,619)	(7,578)

Net cash (used in) provided by financing activities	(28,861)	60,037	211,306

Net (decrease) increase in cash and cash equivalents	(39,556)	37,212	(4,742)

Cash and cash equivalents at the beginning of the year	85,641	48,429	53,171

Cash and cash equivalents at the end of the year	$46,085	$85,641	$48,429

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$29,398	$37,466	$44,309
Income taxes	6,553	7,935	14,295
Noncash investing and financing activities:
Fair value of noncash assets acquired in purchase acquisitions	$—	$—	$19,020
Fair value of liabilities assumed in purchase acquisitions	—	—	61,603
Issuance of common stock in purchase acquisitions/earnouts	325	1,340	2,499
Real estate acquired in settlement of loans	2,946	1,036	1,950

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

The consolidated financial statements include the accounts of FII, its four banking subsidiaries, Wyoming County Bank (99.65% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”), First Tier Bank & Trust (100% owned) (“FTB”) and Bath National Bank (100% owned) (“BNB”), collectively referred to as the “Banks”. During 2002, the Company completed a geographic realignment of the Banks, which involved the merger of the subsidiary formerly known as The Pavilion State Bank (“PSB”) into NBG and the subsequent transfer of branches between NBG and WCB. The merger and transfers were accounted for at historical cost as a combination of entities under common control.

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

In February 2001, the Company formed FISI Statutory Trust I (“FISI” or “Trust”) (100% owned) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the trust recorded in other assets in the Company’s consolidated statements of financial position.

The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed below. Amounts in the prior years’ consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.

Cash Equivalents

For purposes of the consolidated statements of cash flows, short-term interest-bearing deposits and federal funds sold are considered cash equivalents.

Securities

The Company classifies its debt securities as either available for sale or held to maturity at the time of purchase. Debt securities, which the Company has the ability and positive intent to hold to maturity, are carried at amortized cost and classified as held to maturity. Investments in other debt and equity securities are classified as available for sale and are carried at estimated fair value. Unrealized gains or losses related to securities available for sale are included in accumulated other comprehensive income, a component of shareholders’ equity, net of the related deferred income tax effect.

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

Loans Held for Sale and Mortgage Banking Activities

Loans held for sale are recorded at the lower of cost or fair value, in the aggregate. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2004 or 2003. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Loan servicing fees are recognized when payments are received.

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. The Company makes the determination of whether or not to identify the mortgage as a loan held for sale at the time the application is received from the borrower. The Company’s BNB subsidiary also originates student loans and has a forward commitment to sell the student loans to another institution. The loans are sold at a premium depending on the average note amount and annual sales volume. The Company does not service the student loans upon origination and therefore does not retain the right to service the loans upon sale.

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

The Company also has rate lock commitments extended to borrowers that relate to the origination of residential mortgage loans intended to be sold. To mitigate the interest rate risk inherent in these rate lock commitments, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock and forward commitments are considered derivatives under SFAS No. 133. The impact of the estimated fair value of the rate locks and forward commitments (including the student loan forward commitments) was not significant to the consolidated financial statements. Substantially all of the mortgage forward commitments are with government-sponsored enterprises or government agencies (FHLMC and FHA). All of the student loan forward commitments are with a single commercial institution.

Mortgage banking activities (a component of noninterest income) consist of fees earned for servicing mortgage loans sold to third parties, gains (or losses) recognized on sales of loans, and amortization and impairment losses recognized on capitalized mortgage servicing assets.

Loans

Loans are stated at the principal amount outstanding, net of unearned income and deferred loan origination fees and costs, which are recorded in interest income based on the interest method. Interest income on loans is recognized based on loan principal amounts outstanding at applicable interest rates. Accrual of interest on loans is suspended and all unpaid accrued interest is reversed when management believes, after considering collection efforts and the period of time past due, that reasonable doubt exists with respect to the collectibility of principal or interest.

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

While a loan is classified as nonaccrual, payments received are generally used to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement or the loan is restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the net realizable value of the collateral if the loan is collateral dependent. The majority of the Company’s loans are collateral dependent.

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The Company periodically evaluates the allowance for loan losses in order to maintain the allowance at a level that represents management’s estimate of probable losses in the loan portfolio at the balance sheet date. Management’s evaluation of the allowance is based on a continuing review of the loan portfolio.

Larger balance nonaccruing, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of losses associated with those loans and the need, if any, for a specific allowance. Losses in categories of smaller balance homogeneous loans are estimated based on historical charge-off experience, levels and trends of delinquent and nonaccrual loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, and concentrations of credit risk. The unallocated portion of the allowance for loan losses is based on management’s consideration of such elements as risks associated with variances in the rate of historical loss experiences, information risks associated with the dependence upon timely and accurate risk ratings on loans, and risks associated with the dependence on collateral valuation techniques.

While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The Company generally amortizes buildings and building improvements over a period of 15 to 39 years and furniture and equipment over a period of 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

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

Other Real Estate Owned

Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the reserve for loan losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense.

Federal Home Loan Bank (FHLB) Stock

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock. This non-marketable investment, which is carried at cost, must be at an amount at least equal to the greater of 5% of the outstanding advance balance or 1% of the aggregate outstanding residential mortgage loans held by the Company. Included in other assets is FHLB stock totaling $5.9 million and $6.0 million, at December 31, 2004 and 2003, respectively.

Equity Method Investments

During 2002, the Company made a $2.4 million cash investment to acquire a 50% interest in Mercantile Adjustment Bureau, LLC, a full-service accounts receivable management firm located in Rochester, New York. The Company accounted for this investment using the equity method and the investment is included in other assets in the 2003 consolidated statement of financial condition. During 2004, the Company sold its 50% interest in Mercantile Adjustment Bureau, LLC. As part of the transaction, the Company accepted a $300,000 term note and received $2.4 million in cash. The entire unpaid principal and interest is due and payable in June 2009.

The Company also has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial position and totaled $1.7 million and $1.6 million at December 31, 2004 and 2003, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian’s account that explicitly recognizes the Company’s interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in SFAS No. 140. The Company’s agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company’s securities portfolio.

Stock Compensation Plans

The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

Pro forma disclosure for the years ended December 31, 2004, 2003 and 2002, utilizing the estimated fair value of the options granted under SFAS No. 123, is as follows:

	Years ended December 31
(Dollars in thousands, except per share amounts)	2004	2003	2002
Reported net income	$12,493	$14,247	$26,456

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(511)	(336)	(274)

Pro forma net income	$11,982	$13,911	$26,182

Basic earnings per share:
Reported	$0.98	$1.14	$2.26
Pro forma	$0.94	$1.11	$2.23

Diluted earnings per share:
Reported	$0.98	$1.13	$2.23
Pro forma	$0.93	$1.10	$2.20

The weighted-average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 amounted to $9.25, $10.61 and $11.90, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	For the years ended December 31
	2004	2003	2002
Dividend yield	2.69%	2.89%	1.94%
Expected life (in years)	10.00	10.00	10.00
Expected volatility	35.70%	50.96%	38.14%
Risk-free interest rate	4.20%	3.96%	4.98%

The pro forma effect on reported net income and earnings per share for the years ended December 31, 2004, 2003 and 2002, may not be representative of the pro forma effects on reported net income and earnings per share for future years. In addition, see the new accounting pronouncement section in Note 1 and the additional disclosures related to stock compensation plans in Note 13. The Company is required to adopt a fair-value-based of accounting for stock options, beginning in 2005, which will result in the recognition of compensation expense in the consolidated statement of income.

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

Financial Instruments With Off-Balance Sheet Risk

The Company’s financial instruments with off-balance sheet risk are commercial letters of credit and mortgage, home equity and commercial loan commitments. These financial instruments are reflected in the statement of financial condition upon funding.

Financial Services Group Fees and Commissions and Trust Department Assets

Financial services group fees and commissions consist of commissions from sales of investment products and services to customers, fees and commissions from trust services provided to customers, and fees and commissions earned from design, consulting, administrative and actuarial services provided to employee benefits plans and their sponsors. Fees and commissions are recorded on the accrual basis of accounting. Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of financial condition, since such items are not assets of the Company.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in the stock compensation plan section of Note 1.

In September 2004, the EITF issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’,” which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’.” EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in EITF Issue 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Subsequent to the issuance EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities. The outcome of this reconsideration and the impact, if any, on the Company’s impairment recognition cannot be predicted at this time.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (FSP No. 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of December 31, 2004, the Company’s measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. While final regulations have not been released, the Company has not yet determined if its plan will be considered actuarially equivalent to Medicare Part D. However, the Company does not expect the adoption of FSP No. 106-2 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entities (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 was effective for all VIEs created after January 31, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R’) which further delayed the effective date until March 31, 2004 for VIE’s created prior to February 1, 2003. The requirements of FIN 46R resulted in the deconsolidation of the Company’s wholly-owned subsidiary trust, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”). The deconsolidation, as of December 31, 2003, results in the derecognition of the $16.2 million of trust preferred securities and the recognition of junior subordinated debentures of $16.7 million and investment in the subsidiary trust of $502,000 in the Company’s consolidated statement of financial position.

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

On May 1, 2002, FII acquired all of the common stock of the Bank of Avoca (“BOA”) in exchange for 47,036 shares of FII common stock. BOA was a community bank with its main office located in Avoca, New York, as well as a branch office in Cohocton, New York. Subsequent to the acquisition, BOA was merged with BNB. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($1.5 million) over the fair value of identifiable tangible and intangible assets acquired ($18.4 million), less liabilities assumed ($17.3 million), of approximately $0.4 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company recorded a $146,000 core deposit intangible asset, which is being amortized using the straight-line method over seven years. The results of operations for BOA are included in the income statements from the date of acquisition (May 1, 2002).

On October 22, 2001, the Company acquired the Burke Group, Inc. (“BGI”); an employee benefits administration and compensation consulting firm, with offices in Honeoye Falls and Syracuse, New York. BGI’s expertise includes design and consulting for retirement and employee welfare plans, administrative services for defined contribution and benefit plans, actuarial services and post employment benefits. The agreement provided for merger consideration of $1,500,000 to BGI shareholders. Merger consideration payments of $200,000 in cash and 34,452 shares of FII common stock (valued at $800,000 in accordance with merger agreement) were made on October 22, 2001. The balance of the merger consideration of $500,000 was paid on October 22, 2002 in the form of 18,852 shares of FII common stock as provided for in the agreement. In addition the agreement provided for the payment of earned amount consideration based on achievement of financial performance targets. For the period ending December 31, 2001 those targets were achieved and $500,000 in earned amount consideration was paid on April 1, 2002 in the form of 17,848 shares of FII common stock. For the year ending December 31, 2002 financial performance targets were also achieved and $750,000 in the form of 34,918 shares of FII common stock was paid on April 1, 2003. The original agreement further provided for payment of contingent consideration in the form of FII common stock based on other financial performance targets for the years ending December 31, 2002, 2003, and 2004. For the year ended December 31, 2002 financial performance for contingent consideration was achieved and

$590,000 was paid on April 1, 2003 in the form of 27,469 shares of FII common stock. On May 27, 2004, the merger agreement was amended to include final payments for contingent consideration as follows: $325,000 for the year ended December 31, 2003, which was paid on or about May 27, 2004 in the form of 14,524 shares of FII common stock and $425,000 for the year ended December 31, 2004, which is payable in the form of FII common stock on April 1, 2005. The acquisition was accounted for as a business combination using the purchase method of accounting, and accordingly, the excess of the purchase price ($4.0 million including earned and contingent consideration amounts) over the fair value of identifiable tangible and intangible assets acquired ($1.7 million), less liabilities assumed ($1.7 million), of approximately $4.0 million has been recorded as goodwill. In accordance with SFAS No. 142, the Company is not required to amortize goodwill recognized in this acquisition. The Company also recorded a $500,000 intangible asset for a customer list that is being amortized using the straight-line method over five years. The results of operations for BGI are included in the income statements for each of the periods presented.

(3) Securities

The aggregate amortized cost and fair value of securities available for sale and held to maturity are as follows at December 31:

	2004
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Agency	$234,156	$722	$1,660	$233,218
Mortgage-backed securities	278,073	2,020	1,643	278,450
State and municipal obligations	205,921	6,316	233	212,004
Corporate bonds	502	3	—	505
Equity securities	2,081	942	2	3,021

Total securities available for sale	$720,733	$10,003	$3,538	$727,198

Securities Held to Maturity:
State and municipal obligations	$39,317	$733	$66	$39,984

Total securities held to maturity	$39,317	$733	$66	$39,984

	2003
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Agency	$210,462	$1,990	$583	$211,869
Mortgage-backed securities	190,012	3,100	454	192,658
State and municipal obligations	186,743	8,751	83	195,411
Corporate bonds	4,020	70	—	4,090
Equity securities	81	855	—	936

Total securities available for sale	$591,318	$14,766	$1,120	$604,964

Securities Held to Maturity:
State and municipal obligations	$47,131	$1,006	$16	$48,121

Total securities held to maturity	$47,131	$1,006	$16	$48,121

Information on temporarily impaired securities segregated according to the period of time such securities were in a continuous unrealized loss position, is summarized as follows at December 31:

	2004
	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Agency	$137,529	$1,096	$22,150	$564	$159,679	$1,660
Mortgage-backed securities	139,417	1,467	15,807	176	155,224	1,643
State and municipal obligations	26,742	195	1,304	38	28,046	233
Equity securities	1,998	2	—	—	1,998	2

Total securities available for sale	$305,686	$2,760	$39,261	$778	$344,947	$3,538

	2003
	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Agency	$96,483	$583	$—	$—	$96,483	$583
Mortgage-backed securities	44,200	437	8,763	17	52,963	454
State and municipal obligations	7,582	83	—	—	7,582	83

Total securities available for sale	$148,265	$1,103	$8,763	$17	$157,028	$1,120

The tables above represent a total of 340 and 144 investment securities where the current fair value is less than the related amortized cost as of December 31, 2004 and 2003, respectively. The securities in an unrealized loss position for twelve months or longer totaled 42 and 6 at December 31, 2004 and 2003, respectively. Management evaluates securities for other-than-temporary impairment on a monthly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses presented above do not reflect deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates, therefore the declines are deemed to be temporary.

At December 31, 2004, the amortized cost and fair value of debt securities by contractual maturity follow:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$15,294	$15,261	$27,675	$27,671
Due in one to five years	267,707	272,101	8,178	8,503
Due in five to ten years	241,704	243,549	2,074	2,271
Due after ten years	193,947	193,266	1,390	1,539

	$718,652	$724,177	$39,317	$39,984

Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Actual maturities may differ from contractual maturities since issuers generally have the right to prepay obligations.

Proceeds from sale of securities available for sale during 2004 were $40,930,000; realized gross gains were $248,000 and there were no gross losses. Proceeds from sale of securities available for sale during 2003 were $82,906,000; realized gross gains were $1,042,000 and gross losses were $1,000. Proceeds from sale of securities available for sale during 2002 were $45,059,000; realized gross gains were $615,000 and gross losses were $330,000. Gains and losses were computed using the specific identification method. There were no transfers between held to maturity and available for sale securities in 2004, 2003 or 2002.

Securities held to maturity and available for sale with carrying values of $555,139,000 and $465,083,000 were pledged as collateral for municipal deposits and repurchase agreements at December 31, 2004 and 2003, respectively.

(4) Loans

Loans outstanding, net of unearned income and deferred fees and costs of $1,437,000 and $1,123,000 at December 31, 2004 and 2003, respectively, are summarized as follows:

(Dollars in thousands)	2004	2003
Commercial	$203,178	$248,313
Commercial real estate	343,532	369,712
Agricultural	195,185	235,199
Residential real estate	259,055	246,621
Consumer and home equity	251,455	240,591

Loans, gross	1,252,405	1,340,436

Allowance for loan losses	(39,186)	(29,064)

Loans, net	$1,213,219	$1,311,372

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration pertaining to the communities that the Company serves and an industry concentration within the dairy industry in Western, New York. The Company had $96.8 million or 7.7% of the portfolio and $119.3 million or 8.9% of the portfolio in loans to borrowers operating in the dairy industry at December 31, 2004 and 2003, respectively. Of the dairy industry loans, $9.0 million or 9.3% and $16.5 million or 13.8% were nonperforming at December 31, 2004 and 2003, respectively.

The following table sets forth the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Balance at beginning of year	$29,064	$21,660	$19,074

Addition resulting from acquisitions	—	—	174

Charge-offs:
Commercial	4,486	8,891	1,771
Commercial real estate	1,779	2,953	944
Agricultural	2,519	1,876	106
Residential real estate	318	215	98
Consumer and home equity	1,695	2,107	1,499

Total charge-offs	10,797	16,042	4,418

Recoveries:
Commercial	598	525	210
Commercial real estate	103	35	69
Agricultural	39	3	36
Residential real estate	43	11	67
Consumer and home equity	460	346	329

Total recoveries	1,243	920	711

Net charge-offs	9,554	15,122	3,707

Provision for loan losses	19,676	22,526	6,119

Balance at end of year	$39,186	$29,064	$21,660

The following table sets forth information regarding nonaccrual loans and other nonperforming assets at December 31:

(Dollars in thousands)	2004	2003
Nonaccrual loans:
Commercial	$20,576	$12,983
Commercial real estate	15,954	11,745
Agricultural	13,165	18,870
Residential real estate	1,733	2,496
Consumer and home equity	518	578

Total nonaccrual loans	51,946	46,672

Restructured loans	—	3,069

Accruing loans 90 days or more delinquent	2,018	1,709

Total nonperforming loans	53,964	51,450

Other real estate owned	1,196	653

Total nonperforming assets	$55,160	$52,103

Management performs quarterly reviews of commercial and agricultural loans greater than $100,000 to identify impaired loans. The measurement of impaired loans is primarily based upon the net realizable value of the collateral as most of the impaired loans are collateral dependent.

An analysis of impaired loans is as follows at December 31:

(Dollars in thousands)	2004	2003
Impaired loans without a specific allowance for loan losses	$20,753	$24,662
Impaired loans with a specific allowance for loan losses	28,942	21,990

Total impaired loans	$49,695	$46,652

Total specific allowance for loan losses for impaired loans	$7,873	$4,324

Additional information related to impaired loans is as follows for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Average balance of impaired loans	$45,645	$43,971	$25,332
Interest income recognized on impaired loans (cash basis)	102	218	455

Loans outstanding by subsidiary banks to certain officers, directors, or companies in which they have 10% or more beneficial ownership, including officers and directors of the Company, as well as its subsidiaries (“Insiders”), approximated $27,165,000 and $25,651,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the loans to insiders identified as potential problem loans totaled $16,787,000 and $5,941,000, respectively. At December 31, 2004 and 2003, none of the potential problem loans to insiders were classified as nonaccrual or impaired. These loans were made on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers.

An analysis of activity with respect to insider loans is as follows during the year ended December 31:

(Dollars in thousands)	2004
Balance at beginning of year	$25,651

New loans to insiders	4,058
Repayments received from insiders	(3,076)
Other changes (primarily changes in director status)	532

Balance at end of year	$27,165

For purposes of analyzing the activity in insider loans, the activity related to lines of credit is presented on a net basis, as either a new loan or repayment and credit renewals are not included as new loans to insiders.

The activity in capitalized mortgage servicing rights, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Balance at beginning of year	$2,294	$1,654	$1,231

Originations	451	1,575	970
Amortization	(799)	(935)	(547)

Balance at end of year	1,946	2,294	1,654

Valuation allowance	(70)	(195)	(411)

Balance at end of year, net	$1,876	$2,099	$1,243

Residential mortgages serviced for others amounting to $388,052,000 and $385,531,000 at December 31, 2004 and 2003, respectively, are not included in the consolidated statements of financial condition. Proceeds from the sale of loans were $66,451,000, $192,295,000 and $139,426,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Net gain on the sale of loans included in mortgage banking activities in the consolidated statements of income was $910,000, $3,153,000 and $1,542,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Loans held for sale consisted of $1,844,000 and $3,070,000 of residential mortgages, and $804,000 and $1,811,000 of student loans as, of December 31, 2004 and 2003, respectively.

(5) Premises and Equipment

A summary of premises and equipment is as follows at December 31:

(Dollars in thousands)	2004	2003
Land and land improvements	$4,339	$4,101
Buildings and leasehold improvements	32,648	29,946
Furniture, fixtures, equipment and vehicles	20,904	22,833

Premises and equipment, gross	57,891	56,880

Accumulated depreciation and amortization	(21,418)	(22,641)

Premises and equipment, net	$36,473	$34,239

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3,612,000, $3,434,000 and $2,879,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(6) Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill allocated by business segment is as follows for the years indicated:

	Financial Services
	BNB	Group
(Dollars in thousands)	Segment	Segment	Total
Balance as of December 31, 2002	$37,341	$3,252	$40,593

Goodwill adjustments	28	—	28

Balance as of December 31, 2003	$37,369	$3,252	$40,621

Goodwill adjustment for final contingent consideration	—	750	750

Balance as of December 31, 2004	$37,369	$4,002	$41,371

In accordance with SFAS No. 142, the Company has evaluated goodwill for impairment annually using a discounted cash flow analysis and determined no impairment existed.

The major classes of amortizable intangible assets, included in other assets on the consolidated statements of financial condition, are summarized as follows at December 31:

(Dollars in thousands)	2004	2003
Core deposits	$11,452	$11,452
Customer list	500	500

Other intangible assets, gross	11,952	11,952

Accumulated amortization	(10,033)	(9,224)

Other intangible assets, net	$1,919	$2,728

Intangible amortization expense for these other intangible assets amounted to $809,000, $1,226,000 and $898,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years). Based on the current level of intangible assets, estimated amortization expense for other intangible assets is as follows:

Year ending December 31:
(Dollars in thousands)

2005	$530
2006	498
2007	303
2008	307
2009	281
Thereafter	—

$1,919

(7) Deposits

Scheduled maturities for certificates of deposit at December 31, 2004 are as follows:

Mature in year ending December 31:
(Dollars in thousands)

2005	$526,207
2006	129,739
2007	56,332
2008	20,606
2009	6,618
Thereafter	315

$739,817

Certificates of deposit greater than $100,000 totaled $221,628,000 and $267,116,000 at December 31, 2004 and 2003, respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $6,004,000, $6,846,000 and $7,682,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, overdrawn deposits included in loans on the consolidated statements of financial condition amounted to $943,000 and $1,054,000, respectively.

(8) Borrowings

Outstanding borrowings are as follows at December 31:

(Dollars in thousands)	2004	2003
Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$28,554	$22,525
FHLB advances	7,000	26,500
Other	—	1,000

Total short-term borrowings	$35,554	$50,025

Long-term borrowings:
FHLB advances	$55,348	$62,469
Other	25,032	25,051

Total long-term borrowings	$80,380	$87,520

Information related to Federal funds purchased and securities sold under repurchase agreements are as follows as of and for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Weighted average interest rate at year-end	0.92%	0.89%	1.50%
Maximum outstanding at any month-end	$30,524	$36,414	$61,951
Average amount outstanding during the year	$25,764	$30,284	$47,924

The average amounts outstanding are computed using daily average balances. Related interest expense for 2004, 2003 and 2002 was $241,000, $376,000 and $951,000, respectively.

At December 31, 2004, the short-term FHLB advances totaling $7.0 million had a weighted average rate of 4.25% and the long-term FHLB advances totaling $55.3 million had a weighted average rate of 4.75%, with varying term advance maturity dates through 2009. Included in long-term FHLB advances are $3.3 million in amortizing advances with maturity dates extending through 2014. The Company’s long-term FHLB advances also include a $20.0 million in fixed-rate callable advance, which can be called by the FHLB on a quarterly basis. The FHLB advances are collateralized by $5.9 million of FHLB stock, mortgage loans with a carrying value of $81.2 million at December 31, 2004 and investment securities with a fair value of $49.6 million at December 31, 2004. At December 31, 2004, the Company had remaining credit available of $65.1 million under lines of credit with the FHLB. The Company also had $54.4 million of remaining credit available under unsecured lines of credit with various banks at December 31, 2004.

During 2003, FII expanded the terms of an existing credit agreement with M&T Bank and infused approximately $15.0 million of the financing proceeds as capital to NBG and BNB, allowing those banks to meet the higher capital ratios required in formal agreements entered into with their primary regulator. FII pledged the stock of its subsidiary banks as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, which was 4.24% as of December 31, 2004. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. The $5.0 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of December 31, 2004. At December 31, 2004, the Company was in default with one of the provisions in the credit agreement due to certain aspects of non-compliance with formal regulatory agreements by NBG and BNB. On March 2, 2005 M&T Bank waived the event of default.

At December 31, 2004, the aggregate maturities of long-term borrowings, including current maturities of amortizing borrowings, are as follows:

Mature in year ending December 31:
(Dollars in thousands)

2005	$142
2006	20,139
2007	24,098
2008	15,232
2009	20,529
2010	102
Thereafter	138

$80,380

(9) Junior Subordinated Debentures

In February 2001, the Company established FISI Statutory Trust I (the “Trust”), which is a statutory business trust formed under Connecticut law. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the trust assets (“trust preferred” or “capital” securities) in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto.

The Company’s junior subordinated debentures are the primary assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. The capital securities of the Trust are non-voting. The Company owns all of the common securities of the Trust. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of the BNB subsidiary. The capital securities qualified as Tier 1 capital under regulatory definitions as of December 31, 2004 and 2003.

The Company’s primary sources of funds to pay interest on the debentures held by the Trust are current dividends from its subsidiary banks. Accordingly, the Company’s ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the junior subordinated debentures are classified as debt for financial statement purposes, the associated tax-deductible expense has been recorded as interest expense in the consolidated statements of income.

The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the straight-line method.

As of December 31, 2003, the Company deconsolidated the subsidiary Trust, which had issued trust preferred securities, and replaced the presentation of such instruments with the Company’s junior subordinated debentures issued to the subsidiary Trust. Such presentation reflects the adoption of FASB Interpretation No. 46 (“FIN 46 R”), “Consolidation of Variable Interest Entities.”

(10) Income Taxes

Total income tax expense (benefit) was allocated as follows for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Income from operations	$3,021	$3,977	$12,419
Additional paid-in capital for stock options exercised	(204)	(87)	(148)
Shareholders’ equity for unrealized gain (loss) on securities available for sale	(2,863)	(1,535)	5,488

	$(47)	$2,355	$17,759

Income tax expense (benefit) attributable to operations consists of the following for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Current:
Federal	$6,029	$5,245	$10,828
State	1,458	703	2,651

Total current	7,487	5,948	13,479
Deferred:
Federal	(3,619)	(1,909)	(908)
State	(847)	(62)	(152)

Total deferred	(4,466)	(1,971)	(1,060)

Total income tax expense	$3,021	$3,977	$12,419

The following is a reconciliation of the actual and statutory tax rates applicable to income from operations for the years ended December 31:

	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(19.1)	(16.3)	(7.8)
State taxes, net of federal income tax benefit	2.4	2.3	4.2
Other	1.2	0.8	0.5

Total	19.5%	21.8%	31.9%

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31:

(Dollars in thousands)	2004	2003

Deferred tax assets:
Allowance for loan losses	$15,271	$11,106
Core deposit intangible	947	965
Interest on nonaccrual loans	1,797	1,178
Other	1,137	1,106

Total gross deferred tax assets	19,152	14,355

Deferred tax liabilities:
Prepaid pension costs	1,071	1,046
Unrealized gain on securities available for sale	2,578	5,441
Depreciation of premises and equipment	2,001	1,591
Loan servicing assets	743	826
Other	1,156	1,178

Total gross deferred tax liabilities	7,549	10,082

Net deferred tax asset, at year-end *	$11,603	$4,273

Net deferred tax asset, at beginning of year	4,273	767

Increase in net deferred tax asset	(7,330)	(3,506)

Change in unrealized gain/loss on securities available for sale	2,864	1,535

Deferred tax benefit	$(4,466)	$(1,971)

*	Included in other assets on the consolidated statements of financial condition

Realization of the net deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2004 and 2003.

The Company has Federal and state net operating loss carryforwards of $358,000 that expire in 2021. The utilization of the tax net operating carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being utilized.

(11) Commitments and Contingencies

Commitments

In the normal course of business there are various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company’s policy generally requires customers to provide collateral, usually in the form of customers’ operating assets or property, prior to the disbursement of approved loans. At December 31, 2004, letters of credit totaling $10,761,000 and unused loan commitments and lines of credit of $245,819,000 were contractually available. Approximately 90% of the unused loan commitments and lines of credit were at fixed rates at December 31, 2004. There were no significant commitments to lend to nonperforming borrowers at December 31, 2004. Comparable amounts for the letters of credit and commitments at December 31, 2003 were $11,789,000 and $271,874,000, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.

Lease Obligations

The Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. At December 31, 2004, the future minimum lease payments on operating leases are as follows:

Operating lease payments in year ending December 31:

(Dollars in thousands)

2005	$786
2006	706
2007	619
2008	568
2009	532
Thereafter	2,922

$6,133

Rent expense, included in occupancy and equipment expense in the consolidated statements of income, totaled $830,000, $739,000 and $678,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Contingent Liabilities

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements. In late January 2005, the Company received a letter from a law firm stating that it was representing a shareholder and was writing to demand that the Board take action to remedy alleged “breaches of fiduciary duty” by the directors and certain officers of the Company. The Chairman of the Board responded to this letter in early February, informing the law firm that the Board had determined to appoint a Special Committee to investigate and respond to the demand letter.

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

The following table sets forth the defined benefit pension plan’s change in benefit obligation and change in plan assets using the most recent actuarial data at September 30 (measurement date for plan accounting and disclosure):

(Dollars in thousands)	2004	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$(20,080)	$(16,282)	$(13,608)
Service cost	(1,374)	(1,282)	(1,071)
Interest cost	(1,186)	(1,079)	(968)
Actuarial loss	(968)	(2,136)	(1,303)
Benefits paid	747	590	559
Plan expenses	157	109	109

Benefit obligation at end of year	(22,704)	(20,080)	(16,282)

Change in plan assets:
Fair value of plan assets at beginning of year	17,560	14,294	15,240
Actual (loss) return on plan assets	1,900	2,544	(830)
Employer contributions	1,406	1,421	552
Benefits paid	(747)	(590)	(559)
Plan expenses	(157)	(109)	(109)

Fair value of plan assets at end of year	19,962	17,560	14,294

Funded status	(2,742)	(2,520)	(1,988)
Unamortized net asset at transition	(64)	(103)	(141)
Unrecognized net loss subsequent to transition	5,648	5,362	4,722
Unamortized prior service cost	213	231	322

Prepaid benefit cost, included in other assets	$3,055	$2,970	$2,915

The accumulated benefit obligation was $18,454,000 and $16,139,000 at September 30, 2004 and 2003.

Net periodic pension cost consists of the following components for the years ended December 31:

(Dollars in thousands)	2004	2003	2002

Service cost	$1,374	$1,351	$1,071
Interest cost on projected benefit obligation	1,186	1,079	968
Expected return on plan assets	(1,436)	(1,251)	(1,297)
Amortization of net transition asset	(38)	(38)	(38)
Amortization of unrecognized loss	219	201	—
Amortization of unrecognized prior service cost	18	22	22

Net periodic pension cost	$1,323	$1,364	$726

Weighted-average assumptions used to determine the net periodic pension cost and accumulated benefit obligation were as follows:

	2004	2003	2002
Weighted average discount rate	5.75%	6.00%	6.75%
Expected long-term rate of return	8.00%	8.00%	8.50%
Rate of compensation increase	3.00%	3.00%	4.00%

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

The pension plan weighted-average asset allocations by asset category are as follows at September 30:

(Dollars in thousands)	2004	2003

Asset category:
Equity securities	64.7%	59.7%
Debt securities	34.9	34.5
Other	0.4	5.8

Total	100.0%	100.0%

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly to set the investment policy guidelines.

The System utilizes two investment management firms, (which will be referred to as Firm I and Firm II) each investing approximately 50% of the total portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% invested in equity securities and 40% invested in debt securities.

Each Firm reports at least quarterly to the Investment Committee and semi-annually to the Board.

Equities: The target allocation percentage for equity securities is 60% but may vary from 50%-70% at the investment manager’s discretion.

Firm I is employed for its expertise as a value manager. It is allowed to invest a certain amount of the equity portfolio under it’s management in international securities and to hedge said international securities so as to protect against currency devaluations.

The equities managed by Firm II are in a commingled large cap equity fund. The fund is invested in a diversified portfolio of common or capital stocks, or bonds, debentures, notes, or preferred stocks convertible into common or capital stocks, or in other types of equity investments whether foreign or domestic. Short-term obligations of the U.S. Government or other short-term investments may be purchased and held pending the selection and purchase of suitable investments which meet the guidelines above. Investments may include units of participation in any other fund established within this fund which consists of assets of the nature described in the preceding paragraph.

Fixed Income: For both investment portfolios, the target allocation percentage for debt securities is 40% but may vary from 30%-50% at the investment manager’s discretion.

The fixed income portfolio managed by Firm I operates within the guidelines relating to types of debt securities, quality ratings, maturities, and maximums single and sector allocations.

The portfolio may trade foreign currencies in both spot and forward markets to effect securities transactions and to hedge underlying asset positions. The purchase and sale of futures and options on futures on foreign currencies and on foreign and domestic bonds, bond indices and short-term securities is permitted, however purchases may not be used to leverage the portfolio. Currency transactions may only be used to hedge 0-100% of currency exposure of foreign securities.

The fixed income managed by Firm II is in a commingled fixed income fund. This style of fixed income management focuses on high quality securities drawn from various market sectors, including U.S. treasuries and government sponsored agencies, sovereigns, supranationals, residential mortgage-backed securities, corporates, commercial mortgage-backed securities, asset backed securities and municipals as set forth in its guidelines and the System’s investment policy.

The Company expects to contribute approximately $1,579,000 to the pension plan during the year ended December 31, 2005.

The future benefit payments that reflect expected future service, as appropriate, are expected to be paid as follows:

Future pension benefit payments in year ending December 31:

(Dollars in thousands)

2005	$799
2006	819
2007	846
2008	885
2009	921
2010-2014	5,586

Defined Contribution Plan
The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee’s contribution to the plan. Expense for the plan amounted to $1,236,000, $299,000 and $1,057,000 in 2004, 2003 and 2002, respectively.

Postretirement Benefits

Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability related to this plan amounted to $825,000 and $828,000 as of December 31, 2004 and 2003, respectively. Expense for the plan amounted to $35,000, $108,000 and $172,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(13) Stock Compensation Plans

The Company has a Management Stock Incentive Plan and a Directors’ Stock Incentive Plan. Under the plans, the Company may grant stock options to its directors, directors of its subsidiaries, and key employees to purchase shares of common stock, shares of restricted stock and stock appreciation rights. Grants under the plans may be made up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company’s stock on the date of the grant. The maximum term of each option is ten years and the options’ generally vest between three and five years.

The following schedule summarizes the status of the Company’s stock option plans, as well as changes in the plans, as of and for the years ended December 31:

		Weighted
	Stock	Average
	Options	Exercise
	Outstanding	Price

Balance December 31, 2001	496,681	$15.08
Granted	52,353	27.41
Exercised	(19,955)	(13.95)
Cancelled	(74,792)	(13.99)

Balance December 31, 2002	454,287	$16.73
Granted	65,831	22.16
Exercised	(21,669)	(14.30)
Cancelled	(66,173)	(15.31)

Balance December 31, 2003	432,276	$17.89
Granted	104,234	23.76
Exercised	(65,975)	(17.14)
Cancelled	(8,987)	(23.89)

Balance December 31, 2004	461,548	$19.21

Exercisable at:
December 31, 2004	310,279	$17.01
December 31, 2003	260,225	15.83
December 31, 2002	224,284	14.75

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	of Stock	Exercise	Life	of Stock	Exercise
Exercise Price	Options	Price	(in years)	Options	Price
$11.75 to $14.00	194,818	$13.90	4.58	194,818	$13.90
$14.13 to $22.50	74,011	19.58	6.87	63,330	19.42
$22.51 to $25.00	147,954	23.43	8.74	22,372	22.97
$33.15 to $36.00	44,765	27.76	7.21	29,759	27.77

	461,548	$19.21	6.53	310,279	$17.01

(14) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following for the years ended December 31:

(Dollars and shares in thousands)	2004	2003	2002

Net income	$12,493	$14,247	$26,456

Less: Preferred stock dividends	1,495	1,495	1,496

Net income available to common shareholders	$10,998	$12,752	$24,960

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,192	11,148	11,068

Add: Effect of dilutive options	48	98	150

Weighted average number of common shares used to calculate diluted earnings per common share	11,240	11,246	11,218

There were approximately 229,000, 66,000 and 6,000 weighted average stock options for the years ended December 31, 2004, 2003 and 2002, respectively that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

(15) Supervision and Regulation

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

Each of the Company’s bank subsidiaries is required to maintain a reserve balance at the Federal Reserve Bank of New York. The reserve requirements for the Company’s banking subsidiaries totaled $1,521,000 and $3,420,000 at December 31, 2004 and 2003, respectively.

During 2003, the Company disclosed that the Boards of Directors of its two national bank subsidiaries, NBG and BNB entered into formal agreements with their primary regulator, the Office of the Comptroller of the Currency (“OCC”). Under the terms of the agreements, NBG and BNB, without admitting any violations, have taken actions designed towards improving compliance with applicable laws and regulations.

The Company is also subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.

For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2004 and 2003, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution’s assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Although NBG and BNB remain assigned to the well-capitalized capital group, during 2003 these two subsidiaries received notification of a downgrade in supervisory subgroup based on the formal agreements in place with the OCC. During 2004, NBG received notification of a further downgrade in supervisory subgroup based on the OCC report of examination for the period as of December 31, 2003.

Payments of dividends by the subsidiary banks to FII are limited or restricted in certain circumstances under banking regulations. At December 31, 2004, an aggregate of $10,194,000 was available for payment of dividends by the subsidiary banks to FII without the approval from the appropriate regulatory authorities. One of the terms of the OCC formal agreements required NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C. Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller. Neither bank has had their respective capital plan approved by the OCC or declared a dividend since entering into the agreements. The Boards of both NBG and BNB have recently adopted resolutions providing that no dividends will be declared without the prior written approval of the OCC, and the Board of the Company has adopted a parallel resolution pursuant to which it has agreed not to request a dividend from either bank until their respective capital plans and proposed dividend declarations have been approved by the OCC.

The formal agreements entered into by NBG and BNB with the OOC also required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. As indicated in the following tables, each of the banks has met the required levels at December 31, 2004 and 2003.

The following is a summary of the actual capital amounts and ratios for the Company and the Banks as of December 31:

	2004
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$153,305	7.13%	$85,998	4.00%	$107,497	5.00%
BNB (1)	38,698	8.78	17,639	4.00	22,048	5.00
FTB	14,836	5.96	9,962	4.00	12,453	5.00
NBG (1)	59,336	8.47	28,009	4.00	35,011	5.00
WCB	51,516	6.82	30,203	4.00	37,754	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	153,305	11.27	54,392	4.00	81,588	6.00
BNB (2)	38,698	15.62	9,913	4.00	14,869	6.00
FTB	14,836	11.40	5,206	4.00	7,809	6.00
NBG (2)	59,336	13.36	17,759	4.00	26,638	6.00
WCB	51,516	9.71	21,230	4.00	31,845	6.00

Total capital (Tiers 1 and 2):
Company	170,576	12.54	108,784	8.00	135,980	10.00
BNB (3)	41,822	16.88	19,826	8.00	24,782	10.00
FTB	16,467	12.65	10,412	8.00	13,015	10.00
NBG (3)	65,047	14.65	35,517	8.00	44,397	10.00
WCB	58,241	10.97	42,460	8.00	53,076	10.00

	2003
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$147,722	7.03%	$84,082	4.00%	$105,103	5.00%
BNB (1)	34,202	8.02	17,065	4.00	21,332	5.00
FTB	13,550	6.09	8,901	4.00	11,126	5.00
NBG (1)	58,593	8.04	29,162	4.00	36,452	5.00
WCB	48,215	6.71	28,738	4.00	35,923	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	147,722	10.18	58,033	4.00	87,050	6.00
BNB (2)	34,202	13.69	9,995	4.00	14,993	6.00
FTB	13,550	10.90	4,971	4.00	7,456	6.00
NBG (2)	58,593	11.15	21,027	4.00	31,540	6.00
WCB	48,215	8.91	21,655	4.00	32,483	6.00

Total capital (Tiers 1 and 2):
Company	165,992	11.44	116,067	8.00	145,084	10.00
BNB (3)	37,343	14.94	19,991	8.00	24,989	10.00
FTB	15,108	12.16	9,942	8.00	12,427	10.00
NBG (3)	65,233	12.41	42,053	8.00	52,566	10.00
WCB	55,027	10.16	43,310	8.00	54,138	10.00

(1)	Minimum Tier 1 leverage capital ratio is 8% per regulatory formal agreement.

(2)	Minimum Tier 1 risk-based capital ratio is 10% per regulatory formal agreement.

(3)	Minimum Total risk-based capital ratio is 12% per regulatory formal agreement.

(16) Fair Value of Financial Instruments

The “fair value” of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2004		2003
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$46,085	$46,085	$85,641	$85,641
Securities	766,515	767,182	652,095	653,085
FHLB and FRB stock	8,626	8,626	8,351	8,351
Loans held for sale	2,648	2,690	4,881	4,975
Loans, net	1,213,219	1,204,688	1,311,372	1,347,418

Financial Liabilities
Deposits:
Interest Bearing:
Savings and interest bearing demand	789,550	789,550	784,219	784,219
Time deposits	739,817	749,786	769,682	777,486
Non-interest bearing demand	289,582	289,582	264,990	264,990

Total deposits	1,818,949	1,828,918	1,818,891	1,826,695
Borrowings:
Short-term	35,554	35,600	50,025	50,223
Long-term	80,380	77,618	87,520	86,635
Junior subordinated debentures	16,702	18,058	16,702	19,959

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

Loans held for sale: The fair value of loans held for sale is based on quoted market prices and investor commitments.

Loans, net: For variable rate loans that re-price frequently, fair value approximates carrying amount. The fair value for fixed rate loans is estimated through discounted cash flow analysis using interest rates currently being offered on loans with similar terms and credit quality. For criticized and classified loans, fair value is estimated by discounting expected cash flows at a rate commensurate with the risk associated with the estimated cash flows, or estimates of fair value discounts based on observable market information.

Deposits: The fair value for savings, interest bearing and non-interest bearing demand accounts is equal to the carrying amount because of the customer’s ability to withdraw funds immediately. The fair value of time deposits is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

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

(17) Segment Information

Reportable segments are primarily comprised of the subsidiary banks as the Company evaluates performance on an individual bank basis. As stated in Note 1, during 2002 the Company completed a geographic realignment of the subsidiary banks, which involved the merger of the subsidiary formerly known as PSB into NBG and subsequent transfer of branches between NBG and WCB. Accordingly, the Company has restated 2002 segment results to reflect the merger and transfers. All of the revenue and expenses of PSB have been reallocated to the WCB and NBG segments for 2002. The Financial Services Group (FSG) is also included as a reportable segment as the Company evaluates the performance of this line of business separately from the banks. The following is the reportable segment information as of and for the years ended December 31:

2004

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total

Selected Financial Condition Data
Total assets	$747,228	$686,793	$244,110	$472,447	$5,798	$2,156,376	$(47)	$2,156,329
Securities	197,459	273,347	118,935	175,751	—	765,492	1,023	766,515
Loans and loans held for sale	524,025	380,169	113,073	238,245	—	1,255,512	(459)	1,255,053
Allowance for loan losses	13,946	18,559	1,909	4,772	—	39,186	—	39,186
Deposits	664,266	608,285	204,570	354,485	2	1,831,608	(12,659)	1,818,949
Borrowed funds	25,014	12,851	23,146	36,503	780	98,294	34,342	132,636
Shareholders’ equity	52,460	60,397	15,184	78,966	4,409	211,416	(27,129)	184,287

Selected Results of Operations Data
Interest income	$39,361	$34,048	$11,732	$20,992	$1	$106,134	$41	$106,175
Interest expense	10,346	8,925	3,181	5,795	45	28,292	2,478	30,770

Net interest income (expense)	29,015	25,123	8,551	15,197	(44)	77,842	(2,437)	75,405
Provision for loan losses	5,111	12,800	335	1,430	—	19,676	—	19,676

Net interest income (expense) after Provision for loan losses	23,904	12,323	8,216	13,767	(44)	58,166	(2,437)	55,729
Noninterest income	6,333	7,425	2,338	4,478	5,328	25,902	(531)	25,371
Noninterest expense *	18,919	20,467	7,304	12,897	6,176	65,763	(177)	65,586

Income (loss) before income tax expense (benefit)	11,318	(719)	3,250	5,348	(892)	18,305	(2,791)	15,514
Income tax expense (benefit)	3,662	(1,285)	959	1,199	(349)	4,186	(1,165)	3,021

Net income (loss)	$7,656	$566	$2,291	$4,149	$(543)	$14,119	$(1,626)	$12,493

*	Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$876	$1,325	$474	$795	$172	$3,642	$779	$4,421

2003

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total

Selected Financial Condition Data
Total assets	$754,639	$721,374	$225,080	$462,113	$5,135	$2,168,341	$5,391	$2,173,732
Securities	186,614	193,168	105,478	165,400	—	650,660	1,435	652,095
Loans and loans held for sale	537,537	467,877	103,788	236,851	—	1,346,053	(736)	1,345,317
Allowance for loan losses	10,365	12,207	1,937	4,555	—	29,064	—	29,064
Deposits	668,674	639,024	184,279	342,885	2	1,834,864	(15,973)	1,818,891
Borrowed funds	30,773	16,709	25,000	40,039	759	113,280	40,967	154,247
Shareholders’ equity	50,646	61,084	14,625	75,924	4,053	206,332	(23,229)	183,103

Selected Results of Operations Data
Interest income	$39,448	$38,466	$11,238	$22,222	$1	$111,375	$75	$111,450
Interest expense	11,064	12,824	3,031	7,203	46	34,168	1,781	35,949

Net interest income (expense)	28,384	25,642	8,207	15,019	(45)	77,207	(1,706)	75,501
Provision for loan losses	4,045	14,263	1,193	3,025	—	22,526	—	22,526

Net interest income (expense) after
Provision for loan losses	24,339	11,379	7,014	11,994	(45)	54,681	(1,706)	52,975
Noninterest income	6,146	7,467	2,176	5,148	5,477	26,414	(342)	26,072
Noninterest expense *	16,917	20,460	6,141	11,959	5,615	61,092	(269)	60,823

Income (loss) before income tax expense (benefit)	13,568	(1,614)	3,049	5,183	(183)	20,003	(1,779)	18,224
Income tax expense (benefit)	4,526	(1,765)	933	1,075	(69)	4,700	(723)	3,977

Net income (loss)	$9,042	$151	$2,116	$4,108	$(114)	$15,303	$(1,056)	$14,247

*	Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$1,035	$1,455	$417	$744	$161	$3,812	$848	$4,660

2002

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total

Selected Results of Operations Data
Interest income	$41,682	$42,866	$11,286	$22,627	$2	$118,463	$(24)	$118,439
Interest expense	13,105	16,013	3,111	8,579	38	40,846	1,739	42,585

Net interest income (expense)	28,577	26,853	8,175	14,048	(36)	77,617	(1,763)	75,854
Provision for loan losses	1,632	3,129	450	908	—	6,119	—	6,119

Net interest income (expense) after
Provision for loan losses	26,945	23,724	7,725	13,140	(36)	71,498	(1,763)	69,735
Noninterest income	5,780	6,633	1,691	2,981	5,429	22,514	(325)	22,189
Noninterest expense *	16,581	15,963	5,217	9,349	4,969	52,079	970	53,049

Income before
Income tax expense	16,144	14,394	4,199	6,772	424	41,933	(3,058)	38,875
Income tax expense	5,579	4,628	1,424	1,772	176	13,579	(1,160)	12,419

Net income	$10,565	$9,766	$2,775	$5,000	$248	$28,354	$(1,898)	$26,456

*	Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$1,025	$1,073	$329	$354	$118	$2,899	$878	$3,777

(18) Condensed Parent Company Only Financial Statements

The following are the condensed financial statements of FII as of and for the years ended December 31:

Condensed Statements of Condition

(Dollars in thousands)	2004	2003

Assets:
Cash and due from subsidiaries	$11,921	$13,698
Securities available for sale, at fair value	1,023	1,436
Note receivable	300	—
Investment in and receivables due from subsidiaries and associated companies	211,937	209,788
Other assets	6,939	5,098

Total assets	$232,120	$230,020

Liabilities and shareholders’ equity
Long-term borrowings	$25,000	$25,000
Junior subordinated debentures	16,702	16,702
Other liabilities	6,131	5,215
Shareholders’ equity	184,287	183,103

Total liabilities and shareholders’ equity	$232,120	$230,020

Condensed Statements of Income

(Dollars in thousands)	2004	2003	2002

Dividends from subsidiaries and associated companies	$5,601	$6,058	$22,015
Management and service fees from subsidiaries	13,763	9,996	8,147
Other income	143	546	395

Total income	19,507	16,600	30,557

Operating expenses	16,721	12,341	11,477

Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,786	4,259	19,080

Income tax benefit	1,164	723	1,160

Income before effect of subsidiaries’ earnings and dividends	3,950	4,982	20,240

Equity in undistributed earnings of subsidiaries	8,543	9,265	6,216

Net income	$12,493	$14,247	$26,456

Condensed Statements of Cash Flows

(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$12,493	$14,247	$26,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	851	878
Equity in undistributed earnings of subsidiaries	(8,543)	(9,265)	(6,216)
Deferred income tax (benefit) expense	(17)	70	(176)
Gain on sale of securities	—	—	(161)
Minority interest in net income of subsidiaries	26	31	175
Increase in other assets	(2,796)	(588)	(4,953)
Increase (decrease) in other liabilities	1,397	(473)	1,218

Net cash provided by operating activities	3,342	4,873	17,221

Cash flows from investing activities:
Purchase of available for sale securities	—	—	(26)
Proceeds from sale of securities	500	—	256
Increase in note receivable	(300)	—	—
Proceeds from sale (purchase of) equity investment in Mercantile Adjustment Bureau, LLC	2,400	—	(2,400)
Equity investment in subsidiaries	(150)	(15,700)	—
Purchase of premises and equipment, net	(261)	(645)	(274)

Net cash provided by (used in) investing activities	2,189	(16,345)	(2,444)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	25,000	—
Repayment on long-term borrowings	—	(5,000)	—
Repayment of short-term borrowings	—	(500)	—
Purchase of preferred and common shares	(43)	(425)	(581)
Issuance of common shares	1,387	447	463
Dividends paid	(8,652)	(8,619)	(7,578)

Net cash (used in) provided by financing activities	(7,308)	10,903	(7,696)

Net (decrease) increase in cash and cash equivalents	(1,777)	(569)	7,081

Cash and cash equivalents at the beginning of the year	13,698	14,267	7,186

Cash and cash equivalents at the end of the year	$11,921	$13,698	$14,267

Selected Quarterly Financial Information (Unaudited)

(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Results of operations data:
Interest income	$26,317	$26,414	$26,630	$26,814
Interest expense	7,860	7,718	7,403	7,789

Net interest income	18,457	18,696	19,227	19,025
Provision for loan losses	4,796	2,516	2,147	10,217

Net interest income after provision for loan losses	13,661	16,180	17,080	8,808
Noninterest income	5,853	7,264	6,360	5,894
Noninterest expense	15,908	15,664	16,359	17,655

Income (loss) before income tax expense	3,606	7,780	7,081	(2,953)
Income tax expense (benefit)	959	2,220	1,964	(2,122)

Net income (loss)	$2,647	$5,560	$5,117	$(831)

Per common share data:
Net income (loss) – basic	$0.20	$0.46	$0.42	$(0.11)
Net income (loss) – diluted	0.20	0.46	0.42	(0.11)
Cash dividends declared	0.16	0.16	0.16	0.16
Book value	15.10	14.20	15.21	14.81

2003
Results of operations data:
Interest income	$28,527	$28,764	$27,310	$26,849
Interest expense	9,686	9,571	8,770	7,922

Net interest income	18,841	19,193	18,540	18,927
Provision for loan losses	3,298	5,311	5,590	8,327

Net interest income after provision for loan losses	15,543	13,882	12,950	10,600
Noninterest income	6,102	6,160	7,059	6,751
Noninterest expense	15,576	14,947	14,896	15,404

Income before income tax expense	6,069	5,095	5,113	1,947
Income tax expense (benefit)	1,773	1,445	1,058	(299)

Net income	$4,296	$3,650	$4,055	$2,246

Per common share data:
Net income – basic	$0.35	$0.29	$0.33	$0.17
Net income – diluted	0.35	0.29	0.33	0.17
Cash dividends declared	0.16	0.16	0.16	0.16
Book value	14.75	15.11	14.78	14.81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Buffalo, New York
March 15, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weakness discussed below.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Management Report on Internal Control over Financial Reporting

Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to a material weakness related to the determination of the allowance for loan losses and the provision for loan losses, as described below.

As of December 31, 2004, the Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses, resulting from the following matters:

•	inexperienced and inadequately trained loan officers and credit analysts;

•	untimely identification of risk rating changes by loan officers upon receipt of new information on borrowers;

•	ineffective credit administration policies and procedures over the monitoring of risk ratings; and

•	insufficient documentation supporting the subjective factors incorporated in the Company’s calculation of the allowance for loan losses.

The aforementioned material weakness in internal control over financial reporting results in more than a remote likelihood that the Company’s allowance for loan losses and the provision for loan losses in its interim or annual financial statements could be materially misstated. These matters were consistent with the conclusions contained in Reports of Examination issued in late 2004 by the OCC with respect to NBG and BNB, which included findings of noncompliance with certain aspects of the formal agreements entered into by NBG and BNB with the OCC in September 2003.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, a registered public accounting firm, has audited the consolidated financial statements included in the annual report, and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

c) Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, the Company has taken various corrective actions to remediate the material weakness condition. By their nature such actions require a period of time to become fully effective. The Company has increased its staff and resources available to the Chief Risk Officer and the centralized credit function. Responsibilities for Commercial Loan credit administration requirements have been placed in a new position, Portfolio Manager, with responsibilities for timely line renewals, risk rating identification, credit file maintenance, collateral assignment, credit analysis, credit strategies, and action plans. The former Commercial Lending Officer position will no longer contain those functions and will be solely business development and sales functions. This will facilitate more timely recognition of changing risks, better allocation of more qualified, specialized individuals to portfolio administration functions, and make for more timely and easier training of staff. In addition, Credit Risk Officers now report to the Chief Risk Officer, and are separate from the lending function. A Credit Risk Officer has been named the Credit Department Manager with primary responsibility to support Portfolio Managers with all underwritings of credits through a team of Credit Analysts. The position of Chief of Community Banking has been created and filled, to provide greater consistency and oversight of the commercial-related loan administration at all four bank subsidiaries. New Board members have been added at NBG and BNB, and the Board-level compliance committees at these respective banks have been reorganized to better manage and monitor compliance with Formal Agreements. The level for risk grading decisions requiring review and approval by the Credit Risk Officers on Commercial Loans has been decreased to loans greater than $250,000. In addition, all Commercial Loans greater than $250,000, which meet certain other criteria, now must be reviewed annually by Credit Risk Officers. In addition, the Company’s centralized credit administration function recently completed a special review of loan files and loan risk grades for approximately 65% of the Company’s Commercial Loan portfolio. Procedures are being written to provide for better documentation of the subjective factors incorporated in the calculation of the allowance for loan losses.

d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Financial Institutions, Inc.:

We have audited management’s assessment, included in the accompanying (Item 9A (b)) Management Report on Internal Control over Financial Reporting, that Financial Institutions, Inc. (or the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment related to determining the allowance for loan losses and the provision for loan losses, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses, resulting from the following matters:

•	inexperienced and inadequately trained loan officers and credit analysts;

•	untimely identification of risk rating changes by loan officers upon receipt of new information on borrowers;

•	ineffective credit administration policies and procedures over the monitoring of risk ratings; and

•	insufficient documentation supporting the subjective factors incorporated in the Company’s calculation of the allowance for loan losses.

The aforementioned material weakness in internal control over financial reporting results in more than a remote likelihood that the Company’s allowance for loan losses and the provision for loan losses in its interim or annual financial statements could be materially misstated. These matters were consistent with the conclusions contained in Reports of Examination issued in late 2004 by the OCC with respect to NBG and BNB, which included findings of noncompliance with certain aspects of the formal agreements entered into by NBG and BNB with the OCC in September 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Financial Institutions, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Financial Institutions, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Buffalo, New York
March 15, 2005

Item 9B. Other Information

Agreement with Investment Banker

The Company has been assessing its strategies for reducing the current levels of criticized and classified loans. Realizations of improvements from these strategies will require a considerable period of time. The Company is exploring a more immediate strategy, the potential sale of a substantial portion of these loans. On March 14, 2005, the Company retained an investment banker as an advisor to provide a review and assessment of those loans. The agreement, which includes the terms and scope of the services to be provided, is attached as Exhibit 10.3 of this Report.

Stock Ownership Requirements

In order to align the interests of executives and directors with the interests of shareholders, the Management Development and Compensation Committee of the Company’s Board of Directors approved a Stock Ownership Requirement Plan for senior executives and directors that are effective January 1, 2005. The Stock Ownership Requirements are determined based on a multiple of the executive’s base salary, and in the case of a non-employee director, a flat dollar amount, and then converted to a fixed number of shares. Participants are required to achieve their requirement within five years from the effective date or the date they become a participant in the program. Until the requirement is achieved, each participant is required to retain at least 75% of net shares acquired through the Company’s Stock Option Program. The Stock Ownership Requirement Plan is attached as Exhibit 10.4 of this Report.

Senior Management Incentive Compensation

In 2004, the Management Development and Compensation Committee of the Company’s Board of Directors reviewed the Company’s Senior Management Incentive Compensation Plan and is implementing a revised plan effective for 2005. The purpose of the plan is to maximize the accomplishment of the Company’s objectives by providing discretionary incentive awards to those employees who attain high levels of performance, which contribute to the success and profitability of the Company. The new plan will give the Company greater flexibility to better match compensation with individual performance. The Senior Management Incentive Compensation Plan is attached as Exhibit 10.5 of this Report.

Departure of Principal Officer

On March 15, 2005, the Company entered into a Separation Agreement with Randolph C. Brown, which is filed as Exhibit 10.6 of this Report.

Non-Employee Director Compensation

Beginning March 1, 2005, the Company will pay each non-employee director a fee of $1,200 for each meeting of the Board of Directors and $750 for each committee meeting attended. Committee chairmen will receive an additional fee of $800 for each committee meeting attended, or $500 in consideration of the amount of meeting preparation required, if the director is unable to attend. These changes represent a 7.8% increase in director fees. Board and committee fees were last increased in 2002. The Company will continue to pay non-employee directors an annual retainer of $10,000 with the Lead Director receiving an additional annual retainer of $15,000. The Company will also continue to grant non-employee directors 1,000 options annually vesting over a three-year period. Non-employee directors who are also directors at our subsidiaries will continue to be granted 200 options annually vesting over a three-year period.

Recent Executive Officer and Director Stock Option Grants

On February 23, 2005, the Management Development and Compensation Committee (the “Committee”) of the Company’s Board of Directors approved stock option grants to executive officers who will be the named executive officers (the “Named Executive Officers”) as follows:

Name	Stock Options
Peter G. Humphrey	16,659
Jon J. Cooper	—
Randolph C. Brown	—
Douglas L. McCabe	4,170
Thomas D. Grover	6,176

On February 23, 2005, the Committee also approved stock option grants to non-employee directors who are also directors at the Company’s subsidiaries as follows:

Name	Stock Options
John E. Benjamin	200
Barton P. Dambra	200
Sam M. Gullo	200
Joseph F. Hurley	200
James E. Stitt	200
John R. Tyler, Jr.	200
James H. Wyckoff	200

All of the stock options were granted at an exercise price of $21.05, or 100% of fair market value on the date of grant. The executive officer stock options vest ratably over a four year period commencing one year after the grant date and will expire on the tenth anniversary of the grant date. The director stock options vest ratably over a three year period commencing one year after the grant date and will expire on the tenth anniversary of the grant date.

Recent Executive Officer Bonuses

On February 23, 2005, the Management Development and Compensation Committee of the Company’s Board of Directors approved cash bonuses to be paid to executive officers in the following amounts:

Name	Cash Bonus
Peter G. Humphrey	$29,151
Jon J. Cooper	24,500
Randolph C. Brown	13,122
Douglas L. McCabe	29,000
Thomas D. Grover	30,000

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors and Information with Respect to Board of Directors”, which includes identifying the “audit committee financial expert” who serves on the Audit Committee of the Company’s Board of Directors and the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

The following table sets forth current information about the executive officers of FII.

Name	Age	Starting In	Positions/Offices with FII and Subsidiaries
Peter G. Humphrey	50	1983	Chairman of the Board, President and Chief Executive Officer of FII (since 1994). Chairman of the Boards of Wyoming County Bank, National Bank of Geneva, Bath National Bank, First Tier Bank & Trust, Burke Group, Inc. and The F. I. Group, Inc.
James T. Rudgers	55	2004	Senior Vice President and Chief of Community Banking of FII. From 2002 – 2004 was Executive Vice President at Hudson United Bank Corporation. From 1997 – 2002 was Senior Vice President and Principal of Manchester Humphreys, Inc.
Jon J. Cooper	52	1997	Senior Vice President of FII. President and Chief Executive Officer of Wyoming County Bank. Director of Wyoming County Bank.
Douglas L. McCabe	57	2001	Senior Vice President of FII. President and Chief Executive Officer of Bath National Bank since 1998. Director of Bath National Bank.
Patrick C. Burke	44	2001	Senior Vice President of FII. President and Chief Executive Officer of The Burke Group, Inc. since 2001. Previous owner/partner of Burke Group. Director of The Burke Group, Inc. and The FI Group, Inc.
Gary M. Rougeau	55	1993	Senior Vice President of FII. President and Chief Executive Officer of First Tier Bank & Trust since 2003. From 1993 to 2003 was the Sr. Loan Administrator for First Tier Bank. Director of First Tier Bank & Trust.
Ronald A. Miller	56	1996	Senior Vice President and Chief Financial Officer of FII. Corporate Secretary of FII.
Thomas D. Grover	57	2002	Senior Vice President and Chief Risk Officer of FII. From 2001 – 2002 was the Executive Director for Canisius College Center for Entrepreneurship. From 1999 – 2001 was Executive Vice President of Fleet Bank Small Business Services.
Matthew T. Murtha	50	2000	Senior Vice President and Director of Sales and Marketing of FII. From 1995 – 2000 was Small Business Segment Manager at HSBC.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on the Company’s internet website at www.fiiwarsaw.com. In addition, the Company will provide a copy of the Code of Ethics to anyone, without charge, upon request addressed to Director of Human Resources at Financial Institutions, Inc., 220 Liberty Street, Warsaw, NY 14569. The Company intends to disclose any amendment to, or waiver from, a provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the Code of Ethics, by posting such information on the Company’s website.

Item 11. Executive Compensation

The information under the headings “Compensation of Executive Officers”, “Summary Compensation Table”, “Stock Option Grants in Last Fiscal Year”, “Option Exercises in Last Fiscal Year and Year End Option Values”, “Benefit Plans”, “Employment Agreements”, “Election of Directors and Information with Respect to Board of Directors” and “Stock Performance Graph” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the heading “Stock Ownership” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

The following table provides information as of December 31, 2004, regarding the Company’s equity compensation plans.

Number of
	Securities to be		Number of
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans
Equity Compensation Plans Approved by Shareholders	461,548	$19.21	1,168,805

Equity Compensation Plans not Approved by Shareholders	—	—	—

Item 13. Certain Relationships and Related Transactions

Information under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

Information under the headings “Audit Committee Report and “Independent Registered Public Accounting Firm” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) List of Documents Filed as Part of this Report

          (1) Financial Statements.

               The financial statements listed below and the Report of the Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:

                    Report of Independent Registered Public Accounting Firm

                    Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

                    Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

                    Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

                    Consolidated Statements of Cash Flows the years ended December 31, 2004, 2003 and 2002

                    Notes to Consolidated Financial Statements

          (2) Schedules.

               All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

(3) Exhibits.

     The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location
1.1	Term and Revolving Credit Loan Agreements between the Company and M&T Bank, dated December 15, 2003	Contained in Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003 dated March 12, 2004

3.1	Amended and Restated Certificate of Incorporation	Contained in Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Contained in Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001 dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Contained in Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003 Dated March 12, 2004

10.1	1999 Management Stock Incentive Plan	Contained in Exhibit 10.1 of the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Contained in Exhibit 10.2 of the S-1 Registration Statement

10.3	Agreement with Investment Banker dated March 14, 2005	Filed Herewith

10.4	Stock Ownership Requirements (effective January 1, 2005)	Filed Herewith

10.5	Senior Management Incentive Compensation Plan (effective January 1, 2005)	Filed Herewith

10.6	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Filed Herewith

10.7	Employment Agreement for Randolph C. Brown dated June 2001	Filed Herewith

11	Statement of Computation of Per Share Earnings	Contained in Note 14 of the Registrant’s Consolidated Financial Statements Under Item 8 Filed Herewith

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

24	Power of Attorney	Filed Herewith

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

32.2	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley	Filed Herewith

Act of 2002 -CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date: March 16, 2005	By:	Peter G. Humphrey

Peter G. Humphrey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Signatures	Title	Date

Peter G. Humphrey Peter G. Humphrey	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	March 16, 2005

Ronald A. Miller Ronald A. Miller	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 16, 2005

* John E. Benjamin	Director	March 16, 2005

* Barton P. Dambra	Director	March 16, 2005

* Samuel M. Gullo	Director	March 16, 2005

* Pamela Davis Heilman	Director	March 16, 2005

* Susan R. Holliday	Director	March 16, 2005

* Joseph F. Hurley	Director	March 16, 2005

* James E. Stitt	Director	March 16, 2005

* John R. Tyler, Jr.	Director	March 16, 2005

* James H. Wyckoff	Director	March 16, 2005

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and their names, places and stead, in the capacities and on the date indicated above.

Ronald A. Miller

Ronald A. Miller
Attorney-in-fact