Form 10-Q
period 2005-03-31
FINANCIAL INSTITUTIONS INC
filed 2005-05-06
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 1, 2005

Common Stock, $0.01 par value	11,279,082 shares

FINANCIAL INSTITUTIONS, INC.

FORM 10-Q

Item 1. Financial Statements (Unaudited)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2005	2004
Assets

Cash, due from banks and interest-bearing deposits	$49,231	$45,279
Federal funds sold	62,359	806
Securities available for sale, at fair value	729,848	727,198
Securities held to maturity (fair value of $38,274 and $39,984 at March 31, 2005 and December 31, 2004, respectively)	37,844	39,317
Loans held for sale	1,533	2,648
Loans, net	1,183,681	1,213,219
Premises and equipment, net	37,438	36,473
Goodwill	41,371	41,371
Other assets	52,971	50,018

Total assets	$2,196,276	$2,156,329

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Demand	$259,314	$289,582
Savings, money market and interest-bearing checking	846,617	789,550
Certificates of deposit	763,978	739,817

Total deposits	1,869,909	1,818,949

Short-term borrowings	34,985	35,554
Long-term borrowings	77,344	80,380
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	18,961	20,457

Total liabilities	2,017,901	1,972,042

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding - 1,654 shares at March 31, 2005 and December 31, 2004	165	165
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding - 174,962 shares at March 31, 2005 and 175,571 shares at December 31, 2004	17,496	17,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,303,533 shares at March 31, 2005 and December 31, 2004	113	113
Additional paid-in capital	22,188	22,185
Retained earnings	140,882	140,766
Accumulated other comprehensive (loss) income	(2,090)	3,884
Treasury stock, at cost – 53,857 shares at March 31, 2005 and 54,458 shares at December 31, 2004	(379)	(383)

Total shareholders’ equity	178,375	184,287

Total liabilities and shareholders’ equity	$2,196,276	$2,156,329

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Interest and dividend income:
Loans	$19,078	$19,898
Securities	7,237	6,289
Other	105	130

Total interest income	26,420	26,317

Interest expense:
Deposits	6,559	6,239
Short-term borrowings	133	275
Long-term borrowings	928	914
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	432

Total interest expense	8,052	7,860

Net interest income	18,368	18,457

Provision for loan losses	3,692	4,796

Net interest income after provision for loan losses	14,676	13,661

Noninterest income:
Service charges on deposits	2,595	2,818
Financial services group fees and commissions	1,537	1,420
Mortgage banking revenues	477	523
Gain on securities transactions	0	50
Other	1,100	1,042

Total noninterest income	5,709	5,853

Noninterest expense:
Salaries and employee benefits	9,434	9,152
Occupancy and equipment	2,314	2,213
Supplies and postage	585	587
Amortization of intangible assets	133	300
Computer and data processing expense	476	427
Professional fees	1,039	539
Other	3,370	2,690

Total noninterest expense	17,351	15,908

Income before income taxes	3,034	3,606

Income tax expense	745	959

Net income	$2,289	$2,647

Earnings per common share (note 3):
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Accumulated
						Other
	3%	8.48%		Additional		Comprehensive		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance – December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287

Purchase 609 shares of preferred stock	—	(61)	—	(3)	—	—	—	(64)

Issue 601 shares of common stock - exercised stock options	—	—	—	6	—	—	4	10

Comprehensive income (loss):

Net income	—	—	—	—	2,289	—	—	2,289

Unrealized loss on securities available for sale (net of tax of $(3,962))	—	—	—	—	—	(5,974)	—	(5,974)

Reclassification adjustment for net gains included in net income (net of tax of $-)	—	—	—	—	—	—	—	—

Net unrealized loss on securities available for sale (net of tax of $(3,962))	—	—	—	—	—	—	—	(5,974)

Total comprehensive loss	—	—	—	—	—	—	—	(3,685)

Cash dividends declared:

3% Preferred - $0.75 per share	—	—	—	—	(1)	—	—	(1)

8.48% Preferred - $2.12 per share	—	—	—	—	(371)	—	—	(371)

Common - $0.16 per share	—	—	—	—	(1,801)	—	—	(1,801)

Balance – March 31, 2005	$165	$17,496	$113	$22,188	$140,882	$(2,090)	$(379)	$178,375

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$2,289	$2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075	1,197
Net amortization of premiums and discounts on securities	355	448
Provision for loan losses	3,692	4,796
Deferred income tax benefit	(1,062)	(608)
Proceeds from sale of loans held for sale	11,201	21,062
Originations of loans held for sale	(10,086)	(21,629)
Gain on sale of securities	—	(50)
Gain on sale of loans held for sale	(186)	(252)
Gain on sale of other assets	(15)	(172)
Minority interest in net income of subsidiaries	8	7
Decrease in other assets	2,203	392
Decrease in accrued expenses and other liabilities	(1,499)	(1,473)

Net cash provided by operating activities	7,975	6,365

Cash flows from investing activities:
Purchase of securities:
Available for sale	(48,319)	(135,494)
Held to maturity	(2,229)	(5,410)
Proceeds from maturity and call of securities:
Available for sale	35,373	69,132
Held to maturity	3,697	5,988
Proceeds from sale of securities	—	10,367
Decrease in loans	25,801	30,285
Proceeds from sale of premises and equipment	35	3
Purchase of premises and equipment	(1,956)	(1,105)

Net cash provided by (used in) investing activities	12,402	(26,234)

Cash flows from financing activities:
Net increase in deposits	50,960	53,326
Net decrease in short-term borrowings	(569)	(3,590)
Repayment of long-term borrowings	(3,036)	(2,034)
Purchase of preferred and common shares	(64)	(16)
Issuance of common shares	10	106
Dividends paid	(2,173)	(2,160)

Net cash provided by financing activities	45,128	45,632

Net increase in cash and cash equivalents	65,505	25,763

Cash and cash equivalents at the beginning of the period	46,085	85,641

Cash and cash equivalents at the end of the period	$111,590	$111,404

Supplemental information:
Cash paid during period for:
Interest	$8,034	$8,852
Income taxes	—	—
Noncash investing and financing activities:
Real estate acquired in settlement of loans	231	374

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

In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operation to be expected for the full year ended December 31, 2005. The interim consolidated financial statement should be read in conjunction with the Company’s 2004 Annual report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform to the current period presentation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses.

(2) Stock Compensation Plans

The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock - Based Compensation – Transition and Disclosure.”

Pro-forma disclosure utilizing the estimated value of the options granted under SFAS No. 123, is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Reported net income	$2,289	$2,647

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	152	128

Pro forma net income	2,137	2,519

Less: Preferred stock dividends	372	374

Pro forma net income available to common shareholders	$1,765	$2,145

Basic earnings per share:
Reported	$0.17	$0.20
Pro forma	0.16	0.19

Diluted earnings per share:
Reported	$0.17	$0.20
Pro forma	0.16	0.19

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payments under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. SFAS No. 123R requires all share-based payments to be recognized in the financial statements based on their fair values. The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R in January 2006. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

(3) Earnings Per Common Share

Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2005	2004
Net income	$2,289	$2,647

Less: Preferred stock dividends	372	374

Net income available to common shareholders	$1,917	$2,273

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,250	11,171

Add: Effect of dilutive options	49	75

Weighted average number of common shares used to calculate diluted earnings per common share	11,299	11,246

Earnings per common share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

There were approximately 218,000 and 48,000 weighted average stock options for the three months ended March 31, 2005 and 2004, respectively that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

(4) Segment Information

Reportable segments are primarily comprised of the subsidiary banks as the Company evaluates performance on an individual bank basis. The Financial Services Group (FSG) is also included as a reportable segment as the Company evaluates the performance of this line of business separately from the banks. The reportable segment information is as follows:

As of and for the three months ended March 31, 2005

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total
Selected Financial Condition Data
Total assets	$779,208	$670,127	$253,354	$480,902	$5,831	$2,189,422	$6,854	$2,196,276
Securities	216,266	262,737	116,794	170,932	—	766,729	963	767,692
Loans and loans held for sale	511,300	367,232	112,868	234,447	—	1,225,847	(625)	1,225,222
Allowance for loan losses	13,428	19,493	1,961	5,126	—	40,008	—	40,008
Deposits	698,608	595,667	218,086	366,200	—	1,878,561	(8,652)	1,869,909
Borrowed funds	22,445	11,269	19,706	33,888	946	88,254	40,777	129,031
Shareholders’ equity	52,013	58,029	14,345	78,397	4,448	207,232	(28,857)	178,375

Selected Results of Operations Data
Interest and dividend income	$9,982	$8,239	$2,944	$5,269	$—	$26,434	$(14)	$26,420
Interest expense	2,605	2,246	897	1,614	13	7,375	677	8,052

Net interest income (expense)	7,377	5,993	2,047	3,655	(13)	19,059	(691)	18,368
Provision for loan losses	428	2,646	93	525	—	3,692	—	3,692

Net interest income (expense) after Provision for loan losses	6,949	3,347	1,954	3,130	(13)	15,367	(691)	14,676
Noninterest income	1,426	1,635	420	916	1,385	5,782	(73)	5,709
Noninterest expense *	5,015	5,892	1,788	3,112	1,550	17,357	(6)	17,351

Income (loss) before income tax expense (benefit)	3,360	(910)	586	934	(178)	3,792	(758)	3,034
Income tax expense (benefit)	1,136	(618)	152	163	(66)	767	(22)	745

Net income (loss)	$2,224	$(292)	$434	$771	$(112)	$3,025	$(736)	$2,289

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$186	$317	$118	$207	$41	$869	$206	$1,075

As of December 31, 2004

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total
Selected Financial Condition Data
Total assets	$747,228	$686,793	$244,110	$472,447	$5,798	$2,156,376	$(47)	$2,156,329
Securities	197,459	273,347	118,935	175,751	—	765,492	1,023	766,515
Loans and loans held for sale	524,025	380,169	113,073	238,245	—	1,255,512	(459)	1,255,053
Allowance for loan losses	13,946	18,559	1,909	4,772	—	39,186	—	39,186
Deposits	664,266	608,285	204,570	354,485	2	1,831,608	(12,659)	1,818,949
Borrowed funds	25,014	12,851	23,146	36,503	780	98,294	34,342	132,636
Shareholders’ equity	52,460	60,397	15,184	78,966	4,409	211,416	(27,129)	184,287

For the three months ended March 31, 2004

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total
Selected Results of Operations Data
Interest and dividend income	$9,820	$8,484	$2,793	$5,184	$—	$26,281	$36	$26,317
Interest expense	2,754	2,343	724	1,418	11	7,250	610	7,860

Net interest income (expense)	7,066	6,141	2,069	3,766	(11)	19,031	(574)	18,457
Provision for loan losses	928	3,150	118	600	—	4,796	—	4,796

Net interest income (expense) after Provision for loan losses	6,138	2,991	1,951	3,166	(11)	14,235	(574)	13,661
Noninterest income	1,401	1,699	601	997	1,317	6,015	(162)	5,853
Noninterest expense *	4,614	4,879	1,740	3,117	1,549	15,899	9	15,908

Income (loss) before income tax expense (benefit)	2,925	(189)	812	1,046	(243)	4,351	(745)	3,606
Income tax expense (benefit)	955	(312)	242	191	(96)	980	(21)	959

Net income (loss)	$1,970	$123	$570	$855	$(147)	$3,371	$(724)	$2,647

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$226	$376	$117	$196	$41	$996	$201	$1,197

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

Net periodic pension cost consists of the following components:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2005	2004
Service cost	$395	$343
Interest cost on projected benefit obligation	321	296
Expected return on plan assets	(408)	(359)
Amortization of net transition asset	(10)	(10)
Amortization of unrecognized loss	55	55
Amortization of unrecognized service cost	4	5

Net periodic pension cost	$357	$330

The Company expects to contribute approximately $1,579,000 to the pension plan during the year ended December 31, 2005.

The Company’s BNB subsidiary has a postretirement benefit plan that provides health and dental benefits to eligible retirees. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $3,000 and $18,000 for the three months ended March 31, 2005 and 2004, respectively.

(6) Commitments and Contingencies

In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $246.7 million and $245.8 million were contractually available at March 31, 2005 and December 31, 2004, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Standby letters of credit totaled $10.6 million and $10.8 million at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.

(7) Supervision and Regulation

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

For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of March 31, 2005 and December 31, 2004, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

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

The formal agreements entered into by NBG and BNB with the OOC also required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. As indicated in the following table, each of the banks met the required levels at March 31, 2005.

	NBG	BNB
Tier 1 leverage ratio	8.86%	9.14%
Tier 1 risk-based capital ratio	13.72%	16.11%
Total risk-based capital ratio	15.01%	17.37%

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

Income. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the cost of funds, consisting of the interest on deposits and borrowings. Results of operations are also affected by the provision for loan losses, service charges on deposits, financial services group fees and commissions, mortgage banking activities, gain or loss on the sale or call of investment securities and other miscellaneous income.

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

OVERVIEW

Net income for the first quarter of 2005 was $2.3 million down $0.3 million compared with $2.6 million for the first quarter of 2004. The lower net income is primarily a result of a $1.5 million increase in noninterest expense, offset by a $1.1 million decrease in provision for loan losses. The increase in noninterest expense largely represents additional legal, professional and personnel costs related to managing credit and regulatory issues. On a diluted per share basis, earnings for the first quarter of 2005 were $0.17, a decrease of 15% from $0.20 per share for the comparable quarter last year. Return on average common equity (annualized) for the first quarter of 2005 was 4.67% down 0.75% compared with same quarter last year. Return on average assets (annualized) also declined for the 2005 first quarter to 0.43% compared to 0.49% for the same quarter in 2004.

Nonperforming assets at March 31, 2005 were $63.6 million, up $8.4 million from December 31, 2004. During the quarter, an $8.8 million substandard but accruing credit to one borrowing relationship was downgraded to nonaccrual status based on deterioration in the business. The ratio of nonperforming assets to total loans and other real estate was 5.18% at March 31, 2005 compared with 4.39% and 3.84% at December 31, 2004 and March 31, 2004, respectively. Net loan charge-offs in the first quarter of 2005 were $2.9 million, down $0.9 million from the prior year’s first quarter. Net loan charge-offs to average loans (annualized) for the first quarter 2005 was 0.93% compared with 1.15% in the same quarter last year.

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

The Company’s financial results for the quarter reflect our ongoing efforts to address the weaknesses in the loan portfolio. As previously indicated, the Company is evaluating the possibility of a sale of a substantial portion of our problem loans and have engaged an investment banking firm as an advisor to provide a review and assessment of those loans.

The Company for many years has operated under a decentralized, “Super Community Bank” business model, with four largely autonomous subsidiary Banks whose Boards and management have the authority to operate the Banks within guidelines set forth in broad corporate policies established at the holding company level. The Board has evaluated the effectiveness of this model and believes that changes to the Company’s governance structure may enhance its performance. The Board is evaluating whether consolidating two or more of the Company’s four Banks would result in more effective management of its operations and capital at both the Bank and holding company levels.

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of December 31, 2004, dated March 16, 2005, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses and goodwill require particularly subjective or complex judgments important to the Company’s consolidated financial statements, results of operations or liquidity, and are therefore considered to be critical accounting policies as discussed below.

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

For additional discussion related to the Company’s accounting policies for the allowance for loan losses, see the section titled “Analysis of the Allowance for Loan Losses.”

Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. These assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements or results of operations or liquidity. During 2004, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. There are a number of important factors that could affect the Company’s forward-looking statements which include the ability of the Company to implement the necessary changes to be in compliance with the formal agreements with the OCC, the effectiveness of the changes the Company is making, quality of collateral associated with nonperforming loans, the ability of customers to continue to make payments on criticized or substandard loans, the impact of rising interest rates on customer cash flows, the speed or cost of resolving bad loans, the ability to hire and train personnel, the economic conditions in the area the Company operates, customer preferences, the competition and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.

SELECTED FINANCIAL DATA

The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended March 31,
	2005	2004	$ Change	% Change
Per common share data:
Net income – basic	$0.17	$0.20	$(0.03)	(15)%
Net income – diluted	$0.17	$0.20	$(0.03)	(15)%
Cash dividends declared	$0.16	$0.16	$—	—%
Book value	$14.29	$15.10	$(0.81)	(5)%
Common shares outstanding:
Weighted average shares – basic	11,249,474	11,170,972
Weighted average shares – diluted	11,298,967	11,246,200
Period end	11,249,676	11,172,673
Performance ratios, annualized:
Return on average assets	0.43%	0.49%
Return on average common equity	4.67%	5.42%
Common dividend payout ratio	94.12%	80.00%
Net interest margin (tax-equivalent)	3.90%	3.89%
Efficiency ratio *	67.62%	61.15%
Asset quality data:
Past due over 90 days and accruing	$12	$2,199
Restructured loans	—	3,081
Nonaccrual loans	62,580	44,324
Other real estate owned	981	850

Total nonperforming assets	$63,573	$50,454

Net loan charge-offs	$2,870	$3,837
Asset quality ratios:
Nonperforming loans to total loans	5.11%	3.78%
Nonperforming assets to total loans and other real estate	5.18%	3.84%
Allowance for loan losses to total loans	3.27%	2.29%
Allowance for loan losses to nonperforming loans	64%	61%
Net loan charge-offs to average loans	0.93%	1.15%
Capital ratios:
Average common equity to average total assets	7.75%	7.78%
Leverage ratio	7.30%	7.02%
Tier 1 risk based capital ratio	11.40%	10.35%
Risk-based capital ratio	12.67%	11.61%

* The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of securities, calculated using the following detail:

Noninterest expense	$17,351	$15,908
Less: Other real estate expense	176	86
Amortization of intangibles	133	300

Net expense (numerator)	$17,042	$15,522

Net interest income	$18,368	$18,457
Plus: Tax equivalent adjustment	1,125	1,125

Net interest income (tax equivalent)	19,493	19,582
Plus: Noninterest income	5,709	5,852
Less: Gain on sale of securities	—	50

Net revenue (denominator)	$25,202	$25,384

NET INCOME ANALYSIS

Average Balance Sheets

The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis for the periods indicated. All average balances are average daily balances.

	For The Three Months Ended March 31,
	2005			2004
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$16,732	$105	2.54%	$52,221	$131	1.00%
Investment securities (1):
Taxable	513,009	5,147	4.01%	404,731	4,201	4.15%
Non-taxable	244,830	3,215	5.25%	235,379	3,212	5.46%

Total investment securities	757,839	8,362	4.41%	640,110	7,413	4.63%
Loans (2):
Commercial and agricultural	729,476	11,139	6.19%	843,213	11,898	5.68%
Residential real estate	259,537	4,159	6.44%	244,804	4,121	6.73%
Consumer and home equity	250,311	3,780	6.13%	241,113	3,879	6.47%

Total loans	1,239,324	19,078	6.23%	1,329,130	19,898	6.02%

Total interest-earning assets	2,013,895	27,545	5.52%	2,021,461	27,442	5.45%

Allowance for loans losses	(39,674)			(29,081)
Other non-interest earning assets	175,018			176,662

Total assets	$2,149,239			$2,169,042

Interest-bearing liabilities:
Savings and money market	403,876	776	0.78%	413,431	693	0.67%
Interest-bearing checking	393,233	927	0.96%	383,686	641	0.67%
Certificates of deposit	750,503	4,856	2.62%	773,675	4,905	2.55%
Short-term borrowings	32,051	133	1.69%	44,400	275	2.49%
Long-term borrowings	79,477	928	4.73%	86,068	914	4.27%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,675,842	8,052	1.95%	1,717,962	7,860	1.84%

Non-interest bearing demand deposits	271,322			250,345
Other non-interest-bearing liabilities	17,826			14,298

Total liabilities	1,964,990			1,982,605
Shareholders’ equity (3)	184,249			186,437

Total liabilities and shareholders’ equity	$2,149,239			$2,169,042

Net interest income – tax equivalent		19,493			19,582
Less: tax equivalent adjustment		1,125			1,125

Net interest income		$18,368			$18,457

Net interest rate spread			3.57%			3.61%

Net earning assets	$338,053			$303,499

Net interest income as a percentage of average interest-earning assets			3.90%			3.89%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.17%			117.67%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

Net Interest Income

Net interest income, the principal source of the Company’s earnings, totaled $18.4 million for the first quarter of 2005, down $0.1 million in comparison with the 2004 first quarter. Interest income from securities offset the decline in interest earned on a lower loan base. Comparing the first quarter of 2005 with the first quarter of 2004, the Company’s average total loans declined $89.8 million while average total investment securities, federal funds sold and interest-bearing deposits increased $82.2 million.

The net interest margin for the first quarter of 2005 was 3.90% compared to 3.89% in the prior year. The yield on interest earning assets improved 7 basis points to 5.52% for the first quarter 2005, while the cost of funds increased 6 basis points to 1.62%. The rise in both yield and cost of funds was a result of the rising interest rate environment.

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

	Three Months ended March 31,
	2005 vs. 2004
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(208)	$182	$(26)
Investment securities:
Taxable	1,093	(147)	946
Non-taxable	251	(248)	3

Total investment securities	1,344	(395)	949
Loans:
Commercial and agricultural	(1,785)	1,026	(759)
Residential real estate	268	(230)	38
Consumer and home equity	115	(214)	(99)

Total loans	(1,402)	582	(820)

Total interest-earning assets	(266)	369	103

Interest-bearing liabilities:
Savings and money market	24	262	286
Interest-bearing checking	(11)	94	83
Certificates of deposit	(312)	263	(49)
Short-term borrowings	(52)	(90)	(142)
Long-term borrowings	(14)	28	14

Total interest-bearing liabilities	(365)	557	192

Net interest income	$99	$(188)	$(89)

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses for the first quarter of 2005 totaled $3.7 million, a decrease of $1.1 million compared to the $4.8 million provision for loan losses for the first quarter of 2004. The decrease in the provision for loan losses is primarily the result of a lower level of net loan charge-offs during the first quarter of 2005 compared to the first quarter of 2004. Net loan charge-offs in the first quarter of 2005 were $2.9 million, down $0.9 million from the prior year’s first quarter. Net loan charge-offs to average loans (annualized) for the first quarter 2005 was 0.93% compared with 1.15% in the same quarter last year. See the section titled “Analysis of the Allowance for Loan Losses” also.

Noninterest Income

Noninterest income for the first quarter of 2005, declined $0.2 million to $5.7 million from $5.9 million in the first quarter of 2004, principally the result of a $0.2 million decline in service charges on deposits. The decline in service charges is a result of the introduction of a free retail checking product, an increase in commercial earnings credits and a decline in insufficient funds fees. Financial services group fees and commissions increased $0.1 million to $1.5 million in the first quarter 2005, primarily the result of an increase in brokerage fees.

Noninterest Expense

Noninterest expense increased $1.5 million for the first quarter of 2005 to $17.4 million in comparison to the same quarter last year. Professional fees increased $0.5 million in the most recent quarter due to higher costs associated with credit and regulatory issues. The $0.3 million increase in salaries and benefits compared to the same quarter last year reflects the addition of staff to the centralized credit administration function and the enhancement of the loan administration team, while $0.5 million of the increase in other expense relates to separation costs recorded during the most recent quarter. The higher noninterest expense, combined with flat revenue, resulted in an efficiency ratio of 67.62% for the 2005 first quarter compared to 61.15% for the first quarter of 2004.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes, which amounted to $0.7 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. The decline in income tax expense corresponds in general with taxable income levels for each period. The effective tax rate decreased to 24.6% for the first quarter of 2005, compared to 26.6% for the first quarter of 2004. The lower effective tax rate in the first quarter 2005 is largely a result of tax exempt interest income constituting a larger proportion of income before income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Lending Activities

Loan Portfolio Composition

Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2005		2004		2004
Commercial	$189,340	15.5%	$203,178	16.2%	$239,941	18.4%
Commercial real estate	342,726	28.0	343,532	27.4	368,010	28.2
Agricultural	182,393	14.9	195,185	15.6	218,107	16.7
Residential real estate	258,919	21.2	259,055	20.7	239,343	18.3
Consumer and home equity	250,311	20.4	251,455	20.1	240,790	18.4

Total loans	1,223,689	100.0	1,252,405	100.0	1,306,191	100.0

Allowance for loan losses	(40,008)		(39,186)		(30,023)

Total loans, net	$1,183,681		$1,213,219		$1,276,168

Total gross loans decreased $28.7 million to $1.224 billion at March 31, 2005 from $1.252 billion at December 31, 2004. Commercial loans decreased $13.8 million to $189.3 million or 15.5% of the portfolio at March 31, 2005 from $203.1 million or 16.2% at December 31, 2004. Agricultural loans decreased $12.8 million, to $182.4 million at March 31, 2005 from $195.2 million at December 31, 2004. The decline in loans relates to decreased loan production coupled with loan charge-offs and pay-offs. Loan originations have slowed as the Company has implemented more stringent underwriting requirements and focused resources on the existing loan portfolio. Included in agricultural loans were $94.7 million in loans to dairy farmers, or 7.7% of the total loan portfolio at March 31, 2005 compared to $96.8 million or 7.7% of the total loan portfolio at December 31, 2004.

Loans held for sale (not included in the above table) totaled $1.5 million at March 31, 2005, comprised of residential mortgages of $1.2 million and student loans of $0.3 million. Loans held for sale (not included in the above table) totaled $2.6 million as of December 31, 2004, comprised of residential mortgages of $1.8 million and student loans of $0.8 million.

Nonaccruing Loans and Nonperforming Assets

Information regarding nonaccruing loans and other nonperforming assets is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Nonaccruing loans (1)
Commercial	$20,122	$20,576	$11,872
Commercial real estate	16,460	15,954	11,236
Agricultural	22,987	13,165	18,123
Residential real estate	2,417	1,733	2,425
Consumer and home equity	594	518	668

Total nonaccruing loans	62,580	51,946	44,324

Troubled debt restructured loans	—	—	3,081

Accruing loans 90 days or more delinquent	12	2,018	2,199

Total nonperforming loans	62,592	53,964	49,604

Other real estate owned	981	1,196	850

Total nonperforming assets	$63,573	$55,160	$50,454

Total nonperforming loans to total loans	5.11%	4.30%	3.78%

Total nonperforming assets to total loans and other real estate	5.18%	4.39%	3.84%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

Nonperforming assets at March 31, 2005 increased to $63.6 million, compared with $55.2 million at December 31, 2004 and $50.5 million at March 31, 2004. During the first quarter of 2005, an $8.8 million substandard but accruing agricultural borrowing relationship was downgraded to nonaccrual status based on deterioration in the business.

The following table details nonaccrual loan activity for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Nonaccruing loans, beginning of period	$51,946	$46,471	$46,672

Additions	17,473	12,576	4,906
Payments	(3,544)	(4,683)	(3,033)
Charge-offs	(2,849)	(2,004)	(3,775)
Returned to accruing status	(215)	(48)	(59)
Transferred to other real estate	(231)	(366)	(387)

Nonaccruing loans, end of period	$62,580	$51,946	$44,324

During the first quarter of 2005, the Company received $3.5 million in payments on nonaccrual loans and $0.2 million of nonaccrual loans were returned to accruing status. Also during the first quarter, the Company charged-off $2.8 million in loans that were on nonaccrual status at December 31, 2004 and transferred $17.5 million in loans to nonaccrual status. The Company has focused considerable resources on working to reduce the level of nonperforming assets and is currently exploring a more immediate strategy, the potential sale of a substantial portion of the problem loans, as an investment banking firm has been retained as an advisor to provide a review and assessment of those loans.

Approximately $29.8 million or 48% of the $62.6 million in nonaccrual loans at March 31, 2005 are current with respect to payment of principal and interest. Although these loans are current, the Company has classified the loans as nonaccrual because reasonable doubt exists with respect to the future collectibility of principal and interest.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $137.7 million and $142.9 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2005 and December 31, 2004, respectively. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of each Banks’ loan portfolios to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is adequate at March 31, 2005.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The adequacy of the allowance for loan losses is subject to ongoing management review, and the approach taken by management in calculating the allowance is discussed by management with the Company’s outside auditors and, in the case of NBG and BNB, with the OCC. As of December 31, 2004, management identified a material weakness in internal controls over financial reporting related to determining the allowance for loan losses and the provision for loan losses. Management evaluated the allowance for loan losses with consideration of the material weakness and based on Management’s analysis the Company believes that the allowance for loan losses is adequate at March 31, 2005.

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

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Balance at beginning of period	$39,186	$29,064

Charge-offs:
Commercial	1,642	1,173
Commercial real estate	988	753
Agricultural	204	1,898
Residential real estate	16	13
Consumer and home equity	261	399

Total charge-offs	3,111	4,236
Recoveries:
Commercial	101	141
Commercial real estate	18	64
Agricultural	20	33
Residential real estate	8	1
Consumer and home equity	94	160

Total recoveries	241	399

Net charge-offs	2,870	3,837

Provision for loan losses	3,692	4,796

Balance at end of period	$40,008	$30,023

Ratio of net loan charge-offs to average loans (annualized)	0.93%	1.15%

Ratio of allowance for loan losses to total loans	3.27%	2.29%

Ratio of allowance for loan losses to nonperforming loans	64%	61%

Net loan charge-offs were $2.9 million for the first quarter of 2005 or 0.93% (annualized) of average loans compared to $3.8 million or 1.15% (annualized) of average loans in the same period last year. The ratio of the allowance for loan losses to nonperforming loans was 64% at March 31, 2005 compared to 73% at December 31, 2004 and 61% at March 31, 2004. The ratio of the allowance for loan losses to total loans was 3.27% at March 31, 2005 compared to 3.12% at December 31, 2004 and 2.29% a year ago.

Investing Activities

The Company’s total investment security portfolio totaled $767.7 million as of March 31, 2005 compared to $766.5 million as of December 31, 2004. The investment portfolio increased modestly from prior year-end as the excess cash resulting from the decline in loans and increase in deposits was invested on a short-term basis in overnight federal funds sold for liquidity purposes. Further detail regarding the Company’s investment portfolio follows.

U.S. Treasury and Agency Securities

At March 31, 2005, the U.S. Treasury and Agency securities portfolio totaled $242.1 million, all of which was classified as available for sale. The portfolio is comprised entirely of U. S. federal agency securities of which approximately 70% are callable securities. These callable securities provide higher yields than similar securities without call features. At March 31, 2005 included in callable securities are $95.5 million of structured notes all of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At March 31, 2005, the structured notes had a current average coupon of 4.08% that adjust on average to 6.50% within five years. At December 31, 2004, the U.S. Treasury and Agency securities portfolio totaled $233.2 million, all of which was classified as available for sale.

State and Municipal Obligations

At March 31, 2005, the portfolio of state and municipal obligations totaled $248.4 million, of which $210.6 million was classified as available for sale. At that date, $37.8 million was classified as held to maturity, with a fair value of $38.3 million. At December 31, 2004, the portfolio of state and municipal obligations totaled $251.3 million, of which $212.0 million was classified as available for sale. At that date, $39.3 million was classified as held to maturity, with a fair value of $40.0 million.

Mortgage-Backed Securities

Mortgage-backed securities, all of which were classified as available for sale, totaled $272.7 million and $278.5 million at March 31, 2005 and December 31, 2004, respectively. The portfolio was comprised of $182.7 million of mortgage-backed pass-through securities, $82.2 million of collateralized mortgage obligations (CMOs) and $7.8 million of other asset-backed securities at March 31, 2005. The mortgage backed pass-through securities were predominantly issued by government sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 89% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2004 the portfolio consisted of $187.6 million of mortgage-backed pass-through securities, $81.3 million of CMOs and $9.6 million of other asset-backed securities. The mortgage-backed portfolio at December 31, 2004 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio.

Corporate Bonds

The corporate bond portfolio, all of which was classified as available for sale, totaled $0.5 million at March 31, 2005 and December 31, 2004. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.

Equity Securities

Available for sale equity securities totaled $4.0 million and $3.0 million at March 31, 2005 and December 31, 2004, respectively.

Funding Activities

Deposits

The Banks offer a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At March 31, 2005, total deposits were $1.870 billion in comparison to prior year-end of $1.819 billion.

The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.628 billion or approximately 87% of total deposits at March 31, 2005 compared to $1.597 billion or approximately 88% of total deposits at December 31, 2004. The core deposit base consists almost exclusively of in-market customer accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $242.0 million and $221.6 million as of March 31, 2005 and December 31, 2004, respectively. The Company also uses brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $67.9 million and $68.1 million at March 31, 2005 and December 31, 2004, respectively.

Non-Deposit Sources of Funds

The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $60.3 million and $62.3 million as of March 31, 2005 and December 31, 2004, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The Company had approximately $68.6 million and $65.1 million of immediate credit available under lines of credit with the FHLB at March 31, 2005 and December 31, 2004, respectively. The FHLB lines of credit are collateralized by FHLB stock and real estate mortgage loans. The Company also had $54.8 million and $54.4 million of credit available under unsecured lines of credit with various banks at March 31, 2005, and December 31, 2004, respectively. There were no advances outstanding on these lines of credit at March 31, 2005 and December 31, 2004. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $26.9 million and $28.6 million as of March 31, 2005 and December 31, 2004, respectively.

The Company also has a credit agreement with M&T Bank. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, which was 4.76% as of March 31, 2005. The $25.0 million term loan is included in long-term borrowings on the consolidated statements of financial condition as principal installments are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. The $5.0 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of March 31, 2005. The Company was in default with one of the provisions in the credit agreement due to certain aspects of non-compliance with formal regulatory agreements by NBG and BNB. On March 2, 2005 M&T Bank waived the event of default. FII pledged the stock of its subsidiary banks as collateral for the credit facility.

During 2001 FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of March 31, 2005, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.

Equity Activities

Total shareholders’ equity amounted to $178.4 million at March 31, 2005, a decrease of $5.9 million from $184.3 million at December 31, 2004. The decrease in shareholders’ equity during the first quarter of 2005 results from the $2.3 million in net income offset by $2.2 million in dividends declared and $6.0 million in unrealized loss on securities.

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

The primary source of liquidity for the parent company is dividends from subsidiaries, lines of credit, and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company’s subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company. Payment of dividends to the parent company from NBG and BNB are currently restricted by the terms of the formal agreements entered into with the OCC in September 2003. Dividends from WCB and FTB have not, nor are they expected to, fully cover the cost of the parent company’s current debt service, preferred stock dividends and common stock dividends. The banks are important sources of funds to the parent company and, if they are unable, or limited in their ability, to pay dividends, that may adversely affect the liquidity of the parent company and, over time, could adversely affect the parent company’s ability to pay dividends to its shareholders or meet its other financial obligations. The parent company cash and interest-bearing deposits totaled $9.6 million and $11.9 million at March 31, 2005 and December 31, 2004, respectively.

The Company’s cash and cash equivalents were $111.6 million at March 31, 2005, an increase of $65.5 million from the balance of $46.1 million at December 31, 2004. The Company’s net cash provided by operating activities was $8.0 million. The principal source of operating activity cash flow was the Company’s net income adjusted for noncash income and expense items, which together accounted for approximately $6.3 million of net cash flow. The Company’s net cash provided by investing activities was the result of $25.8 million of loan payments in excess of loan originations, offset by cash utilized in the net acquisition of $11.5 million in securities and $2.0 million in premises and equipment. The $45.1 million in net cash provided by financing activities resulted primarily from a $51.0 million increase in deposits, offset by $3.6 million in net borrowing repayments and $2.2 million in dividends paid to shareholders.

The Company’s cash and cash equivalents were $111.4 million at March 31, 2004, an increase of $25.8 million from the balance of $85.6 million at December 31, 2003. The primary factors leading to the increase in cash during the first three months of 2004 were the increase in deposits and decrease in loans, offset by an increase in securities and decrease in borrowings.

Capital Resources

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require the following minimums:

•	Tier 1 leverage ratio of 4.0%

•	Tier 1 risk-based capital ratio of 4.0%

•	Total risk-based capital ratio of 8.0%

The Company’s Tier 1 leverage ratio was 7.30% and 7.13% at March 31, 2005 and December 31, 2004, respectively, both of which are well above minimum regulatory capital requirements. The Company’s Tier 1 risk-based capital ratio was 11.40% and 11.27% at March 31, 2005 and December 31, 2004, respectively, both of which are well above minimum regulatory capital requirements. Total Tier 1 capital of $153.5 million at March 31, 2005 increased $0.2 million from $153.3 million at December 31, 2004.

The Company’s total risk-based capital ratio was 12.67% at March 31, 2005 and 12.54% at December 31, 2004, respectively, both well above minimum regulatory capital requirements. Total risk-based capital was $170.6 million at both March 31, 2005 and December 31, 2004.

In addition, the formal agreements entered into by NBG and BNB with their primary regulator requires both banks to maintain a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. The following table details the capital ratios for each of the banks as of March 31, 2005:

	NBG	BNB
Tier 1 leverage ratio	8.86%	9.14%
Tier 1 risk-based capital ratio	13.72%	16.11%
Total risk-based capital ratio	15.01%	17.37%

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

The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K as of December 31, 2004, dated March 16, 2005, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

As of March 31, 2005 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company had previously reported that as of December 31, 2004, it had identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses. While the Company has made progress in remediating the deficiencies in its internal controls over financial reporting relating to determining the allowance for loan losses and provision for loan losses all actions have not been fully implemented and there has been an insufficient period of time to determine whether those processes that have been implemented are operating effectively. Based upon this evaluation the CEO and CFO have concluded the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at March 31, 2005.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company has taken various corrective actions to remediate the material weakness condition. By their nature such actions require a period of time to become fully effective. The following actions were taken during the first quarter of 2005 to address these issues:

•	The Company realigned the management of the NBG by creating a new executive position overseeing commercial credit administration and risk management for the bank. New, more experienced individuals have filled several key positions in this area.

•	At both WCB and NBG segregation of commercial portfolio administration responsibilities and commercial customer relationship management was instituted. Experienced individuals were placed in the positions with the new structure allowing a dedicated focus on the responsibilities of portfolio administration, including timely identification of risk rating changes upon receipt of new information on borrowers.

•	WCB has engaged a retired senior credit officer to consult with the commercial lending staff at the bank.

•	The Company appointed an experienced individual to manage the centralized credit department. When possible the Company is hiring experienced credit analysts into the credit department when new positions open.

•	Credit training programs have been expanded to include online training programs. Credit department managers have customized training programs tailored to individual employee development needs.

•	The Company’s credit administration policies and procedures for monitoring risk rating were changed during the first quarter of 2005. Commercial credit exposures of $100,000 or less are now risk rated by supplementing bank performance with a commercial scoring model. Loan policy has been changed to require receipt of borrower financial statements within 150 days of the borrower’s fiscal year end. Untimely submission by the borrower requires a risk rating change. Annual site visits for commercial mortgage borrowers are required to be documented and loans risk rated special mention now require a complete collateral assessment, and in some cases a third party collateral valuation is now required.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of Shares	Average Price Paid per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

01/01/05 – 01/31/05	—	—	—	—
02/01/05 – 02/28/05	—	—	—	—
03/01/05 – 03/31/05	—	—	—	—

Total	—	—	—	—

The Company’s previously announced share repurchase program expired on August 7, 2004.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated June 25, 1999)

Exhibit 3.2	Amended and Restated Bylaws dated May 23, 2001 (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001 dated March 11, 2002)

Exhibit 3.3	Amended and Restated Bylaws dated February 24, 2004 (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003 dated March 12, 2004)

Exhibit 11.1	Computation of Per Share Earnings*

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 3 to the unaudited consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

May 6, 2005	By:	/s/ Peter G. Humphrey

Peter G. Humphrey
President, Chief Executive Officer
(Principal Executive Officer) and
Chairman of the Board and Director

May 6, 2005	By:	/s/ Ronald A. Miller

Ronald A. Miller
Senior Vice President
and Chief Financial Officer
(Principal Accounting Officer)