Form 10-Q
period 2005-06-30
FINANCIAL INSTITUTIONS INC
filed 2005-08-09
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
Commission File Number 0-26481
(Exact Name of Registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	16-0816610 (I.R.S. Employer Identification Number)

220 Liberty Street Warsaw, NY (Address of Principal Executive Offices)	14569 (Zip Code)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 1, 2005

Common Stock, $0.01 par value	11,334,318 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2005	2004

Assets

Cash, due from banks and interest-bearing deposits	$54,871	$45,249
Federal funds sold	7,805	806
Securities available for sale, at fair value	732,942	727,198
Securities held to maturity (fair value of $35,894 and $39,984 at June 30, 2005 and December 31, 2004, respectively)	35,705	39,317
Loans held for sale	133,980	2,648
Loans, net	1,010,023	1,213,219
Premises and equipment, net	36,932	35,907
Goodwill (excluding goodwill from discontinued operation)	37,369	37,369
Other assets	59,376	54,616

Total assets	$2,109,003	$2,156,329

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Demand	$276,418	$289,582
Savings, money market and interest-bearing checking	776,093	789,550
Certificates of deposit	732,591	739,817

Total deposits	1,785,102	1,818,949

Short-term borrowings	64,547	35,554
Long-term borrowings	49,426	80,358
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	23,820	20,479

Total liabilities	1,939,597	1,972,042

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding - 1,598 shares at June 30, 2005 and 1,654 December 31, 2004	160	165
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding - 174,962 shares at June 30, 2005 and 175,571 shares at December 31, 2004	17,496	17,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,332,368 shares and 11,303,533 shares at June 30, 2005 and December 31, 2004	113	113
Additional paid-in capital	23,239	22,185
Retained earnings	127,639	140,766
Accumulated other comprehensive income	759	3,884
Treasury stock, at cost - 54,458 shares at December 31, 2004	—	(383)

Total shareholders’ equity	169,406	184,287

Total liabilities and shareholders’ equity	$2,109,003	$2,156,329

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Interest and dividend income:
Loans	$18,130	$19,324	$37,208	$39,222
Securities	7,384	6,997	14,621	13,286
Other	304	93	409	223

Total interest and dividend income	25,818	26,414	52,238	52,731

Interest expense:
Deposits	7,420	6,205	13,979	12,444
Short-term borrowings	158	171	291	446
Long-term borrowings	950	909	1,877	1,822
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	432	864	864

Total interest expense	8,960	7,717	17,011	15,576

Net interest income	16,858	18,697	35,227	37,155

Provision for loan losses	21,889	2,516	25,581	7,312

Net interest income (loss) after provision for loan losses	(5,031)	16,181	9,646	29,843

Noninterest income:
Service charges on deposits	2,934	3,047	5,529	5,865
Financial services group fees and commissions	642	711	1,381	1,344
Mortgage banking revenues	387	601	864	1,124
Gain on securities transactions	14	24	14	74
Gain on sale of credit card portfolio	—	1,177	—	1,177
Other	814	870	1,910	1,912

Total noninterest income	4,791	6,430	9,698	11,496

Noninterest expense:
Salaries and employee benefits	9,278	8,480	18,073	16,977
Occupancy and equipment	2,290	2,085	4,502	4,203
Supplies and postage	576	542	1,133	1,098
Amortization of intangible assets	107	219	215	494
Computer and data processing expense	513	364	947	760
Professional fees	1,180	597	2,190	1,127
Other	2,648	2,505	5,950	5,088

Total noninterest expense	16,592	14,792	33,010	29,747

Income (loss) from continuing operations before income taxes	(16,832)	7,819	(13,666)	11,592

Income tax expense (benefit) from continuing operations	(7,264)	2,203	(6,483)	3,206

Income (loss) from continuing operations	(9,568)	5,616	(7,183)	8,386

Discontinued operation (note 8):
Loss from operation of discontinued operation	(124)	(39)	(256)	(206)
Provision for loss on sale of discontinued operation	(1,200)	—	(1,200)	—
Income tax expense (benefit)	1,073	17	1,037	(27)

Loss on discontinued operation	(2,397)	(56)	(2,493)	(179)

Net income (loss)	$(11,965)	$5,560	$(9,676)	$8,207

Earnings (loss) per common share (note 3):
Basic:
Income (loss) from continuing operations	$(0.88)	$0.47	$(0.70)	$0.68
Net income (loss)	$(1.09)	$0.46	$(0.92)	$0.67
Diluted:
Income (loss) from continuing operations	$(0.88)	$0.47	$(0.70)	$0.68
Net income (loss)	$(1.09)	$0.46	$(0.92)	$0.66
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Accumulated
						Other
	3%	8.48%		Additional		Comprehensive		Total
	Preferred	Preferred	Common	Paid-in	Retained	Income	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance — December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287

Purchase 56 shares of preferred stock	(5)	—	—	3	—	—	—	(2)

Purchase 609 shares of preferred stock	—	(61)	—	(3)	—	—	—	(64)

Purchase 4,000 shares of common stock - director repurchase agreement	—	—	—	—	—	—	(59)	(59)

Issue 3,140 shares of common stock - directors plan	—	—	—	35	—	—	22	57

Issue 63,747 shares of common stock - exercised stock options	—	—	—	737	—	—	277	1,014

Issue 20,406 shares of common stock - Burke Group, Inc. earnout	—	—	—	282	—	—	143	425

Comprehensive income (loss):

Net income (loss)	—	—	—	—	(9,676)	—	—	(9,676)

Unrealized loss on securities available for sale (net of tax of $(2,068))	—	—	—	—	—	(3,116)	—	(3,116)

Reclassification adjustment for net gains included in net income (net of tax of $(5))	—	—	—	—	—	(9)	—	(9)

Net unrealized loss on securities available for sale (net of tax of $(2,073))	—	—	—	—	—	—	—	(3,125)

Total comprehensive loss	—	—	—	—	—	—	—	(12,801)

Cash dividends declared:

3% Preferred — $1.50 per share	—	—	—	—	(2)	—	—	(2)

8.48% Preferred — $4.24 per share	—	—	—	—	(742)	—	—	(742)

Common — $0.24 per share	—	—	—	—	(2,707)	—	—	(2,707)

Balance — June 30, 2005	$160	$17,496	$113	$23,239	$127,639	$759	$—	$169,406

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004

Cash flows from operating activities:
Net income (loss)	$(9,676)	$8,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,091	2,209
Net amortization of premiums and discounts on securities	595	927
Provision for loan losses	25,581	7,312
Provision for loss on sale of discontinued operations	1,200	—
Deferred income taxes	7,852	1,290
Proceeds from sale of loans held for sale	20,254	45,894
Originations of loans held for sale	(20,615)	(49,663)
Gain on sale of securities	(14)	(74)
Gain on sale of loans held for sale	(315)	(600)
Gain on sale of credit card portfolio	—	(1,177)
Loss (gain) on sale of other assets	97	(200)
Minority interest in net income (loss) of subsidiaries	(2)	16
Increase in other assets	(10,540)	(4,137)
Increase in accrued expenses and other liabilities	4,240	2,016

Net cash provided by operating activities	20,748	12,020

Cash flows from investing activities:
Purchase of securities:
Available for sale	(101,975)	(249,821)
Held to maturity	(9,369)	(14,465)
Proceeds from maturity and call of securities:
Available for sale	88,015	130,809
Held to maturity	12,970	18,346
Proceeds from sale of securities available for sale	2,445	20,438
Net loan pay-downs	45,970	36,995
Proceeds from sale of credit card portfolio	—	5,703
Proceeds from sale of equity investment in Mercantile Adjustment Bureau, LLC	—	2,400
Proceeds from sale of premises and equipment	35	15
Purchase of premises and equipment	(3,032)	(1,733)

Net cash provided by (used in) investing activities	35,059	(51,313)

Cash flows from financing activities:
Net (decrease) increase in deposits	(33,847)	30,484
Net (decrease) increase in short-term borrowings	3,993	(17,056)
Repayment of long-term borrowings	(5,932)	(4,069)
Purchase of preferred and common shares	(125)	(30)
Issuance of common shares	1,071	283
Dividends paid	(4,346)	(4,322)

Net cash provided by (used in) financing activities	(39,186)	5,290

Net increase (decrease) in cash and cash equivalents	16,621	(34,003)

Cash and cash equivalents at the beginning of the period	46,055	85,641

Cash and cash equivalents at the end of the period	$62,676	$51,638

Supplemental information:
Cash paid during period for:
Interest	$15,917	$15,965
Income taxes	—	548
Noncash investing and financing activities:
Real estate acquired in settlement of loans	$989	$872
Issuance of common stock for Burke Group, Inc. earnout	425	325
Transfer of loans to loans held for sale	130,970	—
Transfer of borrowings from long-term to short-term	25,000	—
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
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company currently has two financial services subsidiaries: The FI Group, Inc. (“FIGI”) and the Burke Group, Inc. (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During the second quarter of 2005, the Company determined to discontinue the operations of BGI and sell the assets and business of the subsidiary. See further discussion in note 8, “Discontinued Operation”. During 2003, the Company terminated its financial holding company status to operate instead as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.
In February 2001, the Company formed FISI Statutory Trust I (“FISI” or “Trust”) (100% owned) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities (“trust preferred securities”), the proceeds of which were utilized to partially fund the acquisition of BNB. Effective December 31, 2003, the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s 2003 consolidated statements of financial position.
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operation to be expected for the full year ended December 31, 2005. The interim consolidated financial statement should be read in conjunction with the Company’s 2004 Annual report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period presentation.
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

(2) Stock Compensation Plans
The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.”
Pro-forma disclosure utilizing the estimated value of the options granted under SFAS No. 123, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Reported net income (loss)	$(11,965)	$5,560	$(9,676)	$8,207

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	157	127	309	255

Pro forma net income (loss)	(12,122)	5,433	(9,985)	7,952

Less: Preferred stock dividends	372	374	744	748

Pro forma net income (loss) available to common shareholders	$(12,494)	$5,059	$(10,729)	$7,204

Basic earnings (loss) per share:
Reported	$(1.09)	$0.46	$(0.92)	$0.67
Pro forma	(1.11)	0.45	(0.95)	0.64

Diluted earnings (loss) per share:
Reported	$(1.09)	$0.46	$(0.92)	$0.66
Pro forma	(1.11)	0.45	(0.95)	0.64
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

(3) Earnings (Loss) Per Common Share
Basic earnings (loss) per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings (loss) per share reflect the effects, if any, of incremental common shares issuable upon exercise stock options, if dilutive.
Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands,
except per share amounts)	2005	2004	2005	2004

Income (loss) from continuing operations	$(9,568)	$5,616	$(7,183)	$8,386

Less: Preferred stock dividends	372	374	744	748

Income (loss) from continuing operations available to common shareholders	(9,940)	5,242	(7,927)	7,638

Loss on discontinued operations	(2,397)	(56)	(2,493)	(179)

Net income (loss) available to common shareholders	$(12,337)	$5,186	$(10,420)	$7,459

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,295	11,183	11,272	11,177

Add: Effect of dilutive options	—	62	—	69

Weighted average number of common shares used to calculate diluted earnings per common share	11,295	11,245	11,272	11,246

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.88)	$0.47	$(0.70)	$0.68
Loss on discontinued operations	$(0.21)	$(0.01)	$(0.22)	$(0.02)
Net income (loss)	$(1.09)	$0.46	$(0.92)	$0.67

Diluted:
Income (loss) from continuing operations	$(0.88)	$0.47	$(0.70)	$0.68
Loss on discontinued operations	$(0.21)	$—	$(0.22)	$(0.02)
Net income (loss)	$(1.09)	$0.46	$(0.92)	$0.66
There were approximately 547,000 and 529,000 weighted average stock options for the quarter and six months ended June 30, 2005, respectively that were not considered in the calculation of diluted earnings (loss) per share since their effect would have been anti-dilutive. There were approximately 148,000 and 98,000 weighted average stock options for the quarter and six months ended June 30, 2004, respectively that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

(4) Segment Information
Reportable segments are primarily comprised of the subsidiary banks as the Company evaluates performance on an individual bank basis. The Financial Services Group (FSG) is also included as a reportable segment as the Company evaluates the performance of this line of business separately from the banks. The primary component of FSG is BGI, which is classified as a discontinued operation (See Note 8). The results of BGI have been reported separately as discontinued operations in the consolidated statements of income and the net assets of BGI have been included in other assets in the consolidated statements of financial condition.

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total

Selected Financial Condition Data

As of June 30, 2005
Total assets	$738,460	$654,904	$248,966	$459,253	$4,702	$2,106,285	$2,718	$2,109,003
Securities	212,936	271,129	117,879	165,739	—	767,683	964	768,647
Loans held for sale	51,384	63,950	454	18,192	—	133,980	—	133,980
Loans	435,685	267,604	116,229	212,257	—	1,031,775	(672)	1,031,103
Allowance for loan losses	8,012	7,345	1,972	3,751	—	21,080	—	21,080
Deposits	658,339	586,157	210,542	342,167	—	1,797,205	(12,103)	1,785,102
Borrowed funds	24,082	6,379	21,913	36,599	—	88,973	41,702	130,675
Shareholders’ equity	48,838	53,885	15,085	78,128	4,246	200,182	(30,776)	169,406

As of December 31, 2004
Total assets	$747,228	$686,793	$244,110	$472,447	$5,871	$2,156,449	$(120)	$2,156,329
Securities	197,459	273,347	118,935	175,751	—	765,492	1,023	766,515
Loans held for sale	1,011	324	—	1,313	—	2,648	—	2,648
Loans	523,014	379,845	113,073	236,932	—	1,252,864	(459)	1,252,405
Allowance for loan losses	13,946	18,559	1,909	4,772	—	39,186	—	39,186
Deposits	664,266	608,285	204,570	354,485	—	1,831,606	(12,657)	1,818,949
Borrowed funds	25,014	12,851	23,146	36,503	—	97,514	35,100	132,614
Shareholders’ equity	52,460	60,397	15,184	78,966	5,240	212,247	(27,960)	184,287

Selected Results of Operations Data

For the three months ended June 30, 2005
Interest and dividend income	$9,870	$7,746	$3,010	$5,185	$1	$25,812	$6	$25,818
Interest expense	2,976	2,559	979	1,724	—	8,238	722	8,960

Net interest income (expense)	6,894	5,187	2,031	3,461	1	17,574	(716)	16,858
Provision for loan losses	8,628	10,149	407	2,705	—	21,889	—	21,889

Net interest income (expense) after provision for loan losses	(1,734)	(4,962)	1,624	756	1	(4,315)	(716)	(5,031)
Noninterest income	1,444	1,708	385	825	431	4,793	(2)	4,791
Noninterest expense *	4,876	5,704	1,817	3,233	541	16,171	421	16,592

Income (loss) from continuing operations before income taxes	(5,166)	(8,958)	192	(1,652)	(109)	(15,693)	(1,139)	(16,832)
Income tax benefit from continuing operations	(2,269)	(3,834)	(7)	(898)	(43)	(7,051)	(213)	(7,264)

Income (loss) from continuing operations	(2,897)	(5,124)	199	(754)	(66)	(8,642)	(926)	(9,568)
Loss on discontinued operation, net of income taxes	—	—	—	—	(2,397)	(2,397)	—	(2,397)

Net income (loss)	$(2,897)	$(5,124)	$199	$(754)	$(2,463)	$(11,039)	$(926)	$(11,965)

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$223	$329	$125	$206	$2	$885	$194	$1,079

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total

Selected Results of Operations Data (Continued)

For the six months ended June 30, 2005
Interest and dividend income	$19,852	$15,985	$5,954	$10,454	$1	$52,246	$(8)	$52,238
Interest expense	5,581	4,805	1,876	3,338	—	15,600	1,411	17,011

Net interest income (expense)	14,271	11,180	4,078	7,116	1	36,646	(1,419)	35,227
Provision for loan losses	9,056	12,795	500	3,230	—	25,581	—	25,581

Net interest income (expense) after provision for loan losses	5,215	(1,615)	3,578	3,886	1	11,065	(1,419)	9,646
Noninterest income	2,870	3,343	805	1,741	936	9,695	3	9,698
Noninterest expense *	9,891	11,596	3,605	6,345	1,123	32,560	450	33,010

Income (loss) from continuing operations before income taxes	(1,806)	(9,868)	778	(718)	(186)	(11,800)	(1,866)	(13,666)
Income tax benefit from continuing operations	(1,133)	(4,452)	145	(735)	(73)	(6,248)	(235)	(6,483)

Income (loss) from continuing operations	(673)	(5,416)	633	17	(113)	(5,552)	(1,631)	(7,183)
Loss on discontinued operation, net of income taxes	—	—	—	—	(2,493)	(2,493)	—	(2,493)

Net income (loss)	$(673)	$(5,416)	$633	$17	$(2,606)	$(8,045)	$(1,631)	$(9,676)

*	Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$409	$646	$243	$413	$5	$1,716	$375	$2,091

For the three months ended June 30, 2004
Interest and dividend income	$9,774	$8,431	$2,902	$5,278	$—	$26,385	$29	$26,414
Interest expense	2,738	2,215	761	1,383	(1)	7,096	621	7,717

Net interest income (expense)	7,036	6,216	2,141	3,895	1	19,289	(592)	18,697
Provision for loan losses	428	2,150	83	(145)	—	2,516	—	2,516

Net interest income (expense) after provision for loan losses	6,608	4,066	2,058	4,040	1	16,773	(592)	16,181
Noninterest income	1,839	2,064	644	1,422	490	6,459	(29)	6,430
Noninterest expense *	4,470	4,962	1,806	3,221	538	14,997	(205)	14,792

Income (loss) from continuing operations before income taxes	3,977	1,168	896	2,241	(47)	8,235	(416)	7,819
Income tax expense (benefit) from continuing operations	1,369	210	271	663	(18)	2,495	(292)	2,203

Income (loss) from continuing operations	2,608	958	625	1,578	(29)	5,740	(124)	5,616
Loss on discontinued operation, net of income taxes	—	—	—	—	(56)	(56)	—	(56)

Net income (loss)	$2,608	$958	$625	$1,578	$(85)	$5,684	$(124)	$5,560

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$238	$349	$119	$195	$2	$903	$174	$1,077

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total

Selected Results of Operations Data (Continued)

For the six months ended June 30, 2004
Interest and dividend income	$19,594	$16,915	$5,695	$10,462	$—	$52,666	$65	$52,731
Interest expense	5,492	4,558	1,485	2,801	—	14,336	1,240	15,576

Net interest income (expense)	14,102	12,357	4,210	7,661	—	38,330	(1,175)	37,155
Provision for loan losses	1,356	5,300	201	455	—	7,312	—	7,312

Net interest income (expense) after provision for loan losses	12,746	7,057	4,009	7,206	—	31,018	(1,175)	29,843
Noninterest income	3,240	3,763	1,245	2,419	921	11,588	(92)	11,496
Noninterest expense *	9,084	9,841	3,546	6,338	1,100	29,909	(162)	29,747

Income (loss) from continuing operations before income taxes	6,902	979	1,708	3,287	(179)	12,697	(1,105)	11,592
Income tax expense (benefit) from continuing operations	2,324	(102)	513	854	(70)	3,519	(313)	3,206

Income (loss) from continuing operations	4,578	1,081	1,195	2,433	(109)	9,178	(792)	8,386
Loss on discontinued operation, net of income taxes	—	—	—	—	(179)	(179)	—	(179)

Net income (loss)	$4,578	$1,081	$1,195	$2,433	$(288)	$8,999	$(792)	$8,207

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$504	$724	$236	$391	$4	$1,859	$350	$2,209
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
     Net periodic pension cost consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2005	2004	2005	2004

Service cost	$395	$344	$790	$687
Interest cost on projected benefit obligation	321	297	642	593
Expected return on plan assets	(408)	(359)	(816)	(718)
Amortization of net transition asset	(10)	(9)	(20)	(19)
Amortization of unrecognized loss	55	54	110	109
Amortization of unrecognized service cost	4	4	8	9

Net periodic pension cost	$357	$331	$714	$661

The Company expects to contribute approximately $1,579,000 to the pension plan during the year ended December 31, 2005.
The Company’s BNB subsidiary has a postretirement benefit plan that provides health and dental benefits to eligible retirees. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $4,000 and $18,000 for the three months ended June 30, 2005 and 2004, respectively and amounted to $7,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively.

(6) Commitments and Contingencies
In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $279.5 million and $245.8 million were contractually available at June 30, 2005 and December 31, 2004, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $11.9 million and $10.8 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.
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
The Company is also subject to varying regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of June 30, 2005 and December 31, 2004, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.
As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution’s assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Although NBG and BNB remain assigned to the well-capitalized capital group, during 2003 these two subsidiaries received notification from the FDIC of a downgrade in supervisory subgroup based on the formal agreements in place with the OCC. During 2004, NBG received notification of a further downgrade in supervisory subgroup based on the OCC report of examination for the period as of December 31, 2003.
Payments of dividends by the subsidiary banks to FII are limited or restricted in certain circumstances under banking regulations. One of the terms of the OCC formal agreements required NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C. Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller. Neither bank has had their respective capital plan approved by the OCC or declared a dividend since entering into the agreements. The Boards of both NBG and BNB have adopted resolutions providing that no dividends will be declared without the prior written approval of the OCC, and the Board of the Company has adopted a parallel resolution pursuant to which it has agreed not to request a dividend from either bank until their respective capital plans and proposed dividend declarations have been approved by the OCC. In late July, the OCC issued Reports of Examination (“ROEs”) for the period ended December 31, 2004 for BNB and NBG and conducted exit meetings with the boards of directors of both banks. While the OCC has indicated that it is not yet prepared to approve a capital plan for either bank, it suggested that a capital plan for BNB that included a dividend payment to the Company might be approved later this year, depending on the result of the loan sale that is currently in progress.
The formal agreements entered into by NBG and BNB with the OCC also required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Both of the banks meet or exceed the required ratios for each quarterly reporting period since March 31, 2004. The ratios as of June 30, 2005 are as follows:

	NBG	BNB
Tier 1 leverage ratio	8.03%	9.07%
Tier 1 risk-based capital ratio	13.18%	16.32%
Total risk-based capital ratio	14.44%	17.57%

(8) Discontinued Operation
In June 2005, the Company determined to discontinue the operations of BGI and sell the stock of the subsidiary. The disposition is expected to occur during the third quarter of 2005. In conjunction with the discontinuance of operations, the Company recorded a provision for loss on sale of BGI of $1.2 million and income tax expense on the anticipated disposition of $1.1 million. The results of BGI have been reported separately as discontinued operations in the consolidated statements of income (loss). Prior period financial statements have been reclassified to present BGI’s results as a discontinued operation.
The assets and liabilities of the discontinued operation have been recorded at their estimated realizable value of $4.3 million and $0.4 million, respectively at June 30, 2005. The total assets are included in other assets and the total liabilities are included in other liabilities in the consolidated statement of financial condition and are detailed as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Cash	$21	$30
Premises and equipment, net	550	566
Goodwill	2,802	4,002
Other assets	951	944

Total assets	$4,324	$5,542

Long-term borrowings	20	22
Accrued expenses and other liabilities	381	466

Total liabilities	$401	$488

9) Loans Held for Sale
At June 30, 2005, the Company had identified $167.3 million in problem commercial and agricultural loans that were classified as loans held for sale at an estimated fair value less cost to sell of $131.0 million. At June 30, 2005, the Company has agreements to sell or settle $79.0 million of the $131.0 million in loans held for sale. The remaining commercial and agricultural loans held for sale of $52.0 million are recorded at their estimated fair value less costs to sell and are being marketed during the third quarter of 2005 and the Company anticipates receiving bids on those loans prior to the end of the third quarter.
A summary of loans held for sale is as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Commercial and agricultural *	$130,970	$—
Residential real estate	1,647	1,844
Student loans	1,363	804

Total loans held for sale	$133,980	$2,648

*	All commercial and agricultural loans held for sale are in nonaccrual status.

(10) Borrowings
A summary of borrowings is as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$24,376	$28,554
FHLB advances	14,386	7,000
M&T Bank term loan	25,000	—
Other	785	—

Total short-term borrowings	$64,547	$35,554

Long-term borrowings:
FHLB advances	$49,423	$55,348
M&T Bank term loan	—	25,000
Other	3	10

Total long-term borrowings	$49,426	$80,358

The Company’s banking subsidiaries primarily utilize federal funds purchased, securities sold under repurchase agreements and FHLB advances as borrowing sources. FII also has a credit agreement with M&T Bank. The credit agreement includes a $25.0 million term loan facility. The term loan facility requires monthly payments of interest only and principal installments are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement. M&T Bank waived the event of default at June 30, 2005. The Company has begun discussion with M&T Bank to modify the covenants in the credit agreement. In the event modification is not reached, the Company anticipates that it will continue in default of this covenant for each of the quarterly reporting periods up until the quarter ended June 30, 2006 and will continue to seek default waiver from M&T Bank at those times. At June 30, 2005, the Company has reclassified the $25.0 million term loan from long-term borrowings to short-term borrowings.

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
OVERVIEW
Net loss for the second quarter and year-to-date 2005 was $12.0 million ($1.09 per diluted share) and $9.7 million ($0.92 per diluted share), respectively. Net income for the second quarter and year-to-date 2004 was $5.6 million ($0.46 per diluted share) and $8.2 million ($0.66 per diluted share), respectively. The 2005 loss is primarily a result of the previously announced decision to sell a substantial portion of the Company’s problem credits and the corresponding impact on the Company’s provision for loan losses, as well as the impact of the Company’s decision to discontinue the operation of the Burke Group (BGI).
During the second quarter of 2005, the Company identified approximately $174.6 million in criticized and classified loans to be sold to improve overall loan portfolio credit quality. Before the end of the most recent quarter, $7.3 million of those loans were settled at approximately 90% of their value. The remaining $167.3 million were classified as loans held for sale at an estimated fair value less cost to sell of $131.0 million at June 30, 2005. The loan charge-offs recorded to the allowance for loans losses as a result of these actions was $37.0 million. The Company has agreements to sell or settle $79.0 million of the $131.0 million in loans held for sale. By the date of this report, all but $12.9 million of the $79.0 million in expected cash had been received equaling the recorded fair value of the respective loans. The remaining loans held for sale of $52.0 million are currently being marketed and the Company anticipates receiving bids prior to the end of the third quarter.
The Company’s provision for loan losses for the second quarter and six months ended June 30, 2005 totaled $21.9 million and $25.6 million, respectively. The Company’s provision for loan losses for the second quarter and six months ended June 30, 2004 were $2.5 million and $7.3 million, respectively. The Company’s net charge-offs for the second quarter and six months ended June 30, 2005 totaled $40.8 million and $43.7 million, respectively. The Company’s net charge-offs for the second quarter and six months ended June 30, 2004 were $1.6 million and $5.4 million, respectively. The 2005 increases in both the provision for loan losses and net charge-offs in comparison to prior year relate primarily to the write-downs recorded in connection with transferring the loans to loans held for sale at their estimated fair value less cost to sell. At June 30, 2005, nonperforming assets totaled $149.6 million, which includes $131.0 million in loans held for sale. At December 31, 2004, nonperforming assets totaled $55.2 million.
During the second quarter of 2005, the Company determined to discontinue the operations of BGI and sell the stock of the subsidiary. The disposal is expected to occur during the third quarter of 2005. In conjunction with the discontinued operation, the Company recorded a provision for loss on sale of $1.2 million and income tax expense on the expected disposal of $1.1 million. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss). Prior period financial statements have been reclassified to also present operations of BGI as a discontinued operation.
During 2003, increased regulatory oversight was put in place in the form of formal agreements at the two national banks, NBG and BNB. The Company has taken various corrective actions to remediate its asset quality issues, the most significant of which was the decision to sell a substantial portion of criticized and classified loans during the most recent quarter. The remaining corrective actions by their nature will require a period of time to become fully effective. The Company has increased its staff and resources available to the Chief Risk Officer and the centralized credit function. At WCB and NBG, the responsibilities for commercial and agricultural loan credit administration requirements have been placed in a new position, Portfolio Manager. The Commercial Lending Officer position supports that function but is primarily responsible for business development and sales. This facilitates a more timely recognition of changing risks and better allocation of more qualified, specialized individuals to portfolio administration functions. In addition, Credit Risk Officers continue to report to the Chief Risk Officer, and are separate from the line lending function. A Credit Risk Officer has been named the Credit Department Manager with primary responsibility to support Portfolio Managers with all underwritings of credits through a team of Credit Analysts.
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
In late July, the OCC issued Reports of Examination (“ROEs”) for the period ending December 31, 2004 for BNB and NBG and conducted exit meetings with the boards of both banks. With respect to BNB, the OCC found that while there had been progress in achieving compliance with its formal agreement, and that there had been improvement in oversight of the lending staff and bank systems, the bank was still in less than satisfactory condition and remained in noncompliance with a number of articles in the Formal Agreement. No new violations of law were observed, but asset quality and earnings remained less than satisfactory, and board and management supervision remained weak. With respect to NBG, the OCC was more critical, concluding that the overall condition of the bank remained unsatisfactory and that its board and management had been slow to rehabilitate the bank and achieve compliance with its Formal Agreement. While acknowledging the significant efforts of management, the OCC found that internal controls remained weak, that asset quality remained poor and that credit risk was high and increasing. It found that board and management supervision was unsatisfactory, and that a significant amount of work remained to be completed in order to achieve compliance with the formal agreement. The OCC also found the scope of the independent management consultant’s study required by the Formal Agreement to have been insufficient, and directed that it be expanded to include employees and officers of the Company who are also involved in managing the bank. Also noted were new violations of law including management’s finding last year of two Regulation O violations. Because of the repeat Regulation O and call report violations (the latter due to the revisions to the loan loss reserve in the first quarter of 2005, requiring an amendment to the year-end call report), the examiners stated they were reviewing the facts to determine if civil money penalties against the board were warranted, and would likely be sending “15 day letters” to the directors requesting additional information as part of this review.
It is important to keep in mind that these ROEs are as of December 31, 2004, and that significant changes have occurred in the first six months of 2005, including the resignation of NBG’s president and the appointment of Martin Birmingham as the new president. A new senior loan officer has been added, and the OCC noted that these appointments have had a positive influence, although pointing out that it is too soon to evaluate them. Also, as discussed elsewhere, both banks are in the process of selling a substantial portion of their problem loan portfolios, which will have the effect of removing these loans from the banks’ balance sheets and freeing up their loan workout staffs to concentrate on the problem credits that remain.

The Company for many years has operated under a decentralized, “Super Community Bank” business model, with four largely autonomous subsidiary Banks whose Boards and management have the authority to operate the Banks within guidelines set forth in broad corporate policies established at the holding company level. The Board has evaluated the effectiveness of this model and believes that changes to the Company’s governance structure may enhance its performance. The Board is continuing to evaluate whether consolidating two or more of the Company’s four Banks would result in more effective management of its operations and capital at both the Bank and holding company levels. The New York State Banking Department and the Federal Reserve Bank of New York have indicated that they will be conducting pre-application examinations of BNB and NBG in August as the first step in the regulatory approval process that would be required to effect such a consolidation.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that Management believes are the most important to the Company’s financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.
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
Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. These assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements or results of operations or liquidity. Because of the Company’s decision to discontinue the operation of BGI, an impairment charge related to the sale of BGI was recognized in the second quarter of 2005.
FORWARD LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. There are a number of important factors that could affect the Company’s forward-looking statements which include the ability of the Company to implement the necessary changes to be in compliance with the formal agreements with the OCC, the effectiveness of the changes the Company is making, quality of collateral associated with nonperforming loans, the ability to sell loans held for sale at their estimated fair value, the ability of customers to continue to make payments on criticized or substandard loans, the impact of rising interest rates on customer cash flows, the speed or cost of resolving bad loans, the ability to hire and train personnel, the economic conditions in the area the Company operates, customer preferences, the competition and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended June 30,
	2005	2004	$ Change	% Change
Per common share data:
Basic:
Income (loss) from continuing operations	$(0.88)	$0.47	$(1.35)	(287)%
Net income (loss)	$(1.09)	$0.46	$(1.55)	(337)%
Diluted:
Income (loss) from continuing operations	$(0.88)	$0.47	$(1.35)	(287)%
Net income (loss)	$(1.09)	$0.46	$(1.55)	(337)%
Cash dividends declared	$0.08	$0.16	$(0.08)	(50)%
Common shares outstanding:
Weighted average shares – basic	11,294,702	11,183,193
Weighted average shares – diluted	11,294,702	11,245,386
Performance ratios, annualized:
Return (loss) on average assets	(2.22)%	1.01%
Return (loss) on average common equity	(30.09)%	12.66%
Common dividend payout ratio	>100%	34.78%
Net interest margin (tax-equivalent)	3.56%	3.83%
Efficiency ratio (2)	72.27%	58.11%
Asset quality data:
Past due over 90 days and accruing	$16	$1,685
Restructured loans	—	—
Nonaccrual loans	17,168	47,333

Total nonperforming loans	17,184	49,018
Other real estate owned (ORE)	1,457	960

Total nonperforming loans and other real estate owned	18,641	49,978
Nonaccrual loans held for sale	130,970	—

Total nonperforming assets	$149,611	$49,978

Net loan charge-offs	$40,817	$1,578
Asset quality ratios:
Nonperforming loans to total loans (1)	1.67%	3.77%
Nonperforming loans and ORE to total loans and ORE (1)	1.81%	3.84%
Nonperforming assets to total assets	7.09%	2.29%
Allowance for loan losses to total loans (1)	2.04%	2.38%
Allowance for loan losses to nonperforming loans (1)	123%	63%
Net loan charge-offs to average loans (annualized) (3)	13.81%	0.48%
Capital ratios:
Average common equity to average total assets	7.62%	7.43%
Leverage ratio	6.76%	7.03%
Tier 1 risk based capital ratio	11.06%	10.75%
Risk-based capital ratio	12.31%	12.01%

(1) Ratios exclude nonaccruing loans held for sale from nonperforming loans and exclude loans held for sale from total loans.

(2) The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of securities (all from continuing operations) calculated using the following detail:

Noninterest expense	$16,592	$14,792
Less: Other real estate expense	22	11
Amortization of intangibles	107	219

Net expense (numerator)	$16,463	$14,562

Net interest income	$16,858	$18,697
Plus: Tax equivalent adjustment	1,145	1,133

Net interest income (tax equivalent)	18,003	19,830
Plus: Noninterest income	4,791	6,430
Less: Gain on sale of securities	14	24
Less: Gain on sale of credit cards	—	1,177

Net revenue (denominator)	$22,780	$25,059

SELECTED FINANCIAL DATA (CONTINUED)

	At or For the Six Months Ended June 30,
	2005	2004	$ Change	% Change
Per common share data:
Basic:
Income (loss) from continuing operations	$(0.70)	$0.68	$(1.38)	(203)%
Net income (loss)	$(0.92)	$0.67	$(1.59)	(237)%
Diluted:
Income (loss) from continuing operations	$(0.70)	$0.68	$(1.38)	(203)%
Net income (loss)	$(0.92)	$0.66	$(1.58)	(239)%
Cash dividends declared	$0.24	$0.32	$(0.08)	(25)%
Book value	$13.39	$14.20	$(0.81)	(6)%
Common shares outstanding:
Weighted average shares – basic	11,272,213	11,177,082
Weighted average shares – diluted	11,272,213	11,245,792
Period end	11,332,368	11,195,535
Performance ratios, annualized:
Return on average assets	(0.91)%	0.75%
Return on average common equity	(12.70)%	9.00%
Common dividend payout ratio	>100%	47.76%
Net interest margin (tax-equivalent)	3.73%	3.86%
Efficiency ratio **	69.09%	58.71%
Asset quality data and ratios:
Net loan charge-offs	$43,687	$5,415
Net loan charge-offs to average loans	7.22%	0.82%

** The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain (loss) on sale of securities (all from continuing operations) calculated using the following detail:

Noninterest expense	$33,010	$29,747
Less: Other real estate expense	198	97
Amortization of intangibles	215	494

Net expense (numerator)	$32,597	$29,156

Net interest income	$35,227	$37,155
Plus: Tax equivalent adjustment	2,270	2,258

Net interest income (tax equivalent)	37,497	39,413
Plus: Noninterest income	9,698	11,496
Less: Gain on sale of securities	14	74
Less: Gain on sale of credit cards	—	1,177

Net revenue (denominator)	$47,181	$49,658

NET INCOME ANALYSIS
Average Balance Sheets
The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis for the periods indicated. All average balances are average daily balances.

	For The Three Months Ended June 30,
	2005			2004
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$42,008	$304	2.90%	$37,462	$92	0.98%
Investment securities (1):
Taxable	521,156	5,259	4.04%	483,567	4,892	4.05%
Non-taxable	248,938	3,271	5.26%	245,565	3,239	5.27%

Total investment securities	770,094	8,530	4.43%	729,132	8,131	4.46%
Loans (2):
Commercial and agricultural	696,020	10,041	5.79%	820,572	11,476	5.61%
Residential real estate	260,227	4,164	6.41%	243,946	4,060	6.66%
Consumer and home equity	254,079	3,924	6.19%	244,345	3,788	6.22%

Total loans	1,210,326	18,129	6.01%	1,308,863	19,324	5.92%

Total interest-earning assets	2,022,428	26,963	5.34%	2,075,457	27,547	5.32%

Allowance for loans losses	(35,439)			(30,493)
Other non-interest earning assets	171,643			171,656

Total assets	$2,158,632			$2,216,620

Interest-bearing liabilities:
Savings and money market	415,280	979	0.95%	439,391	706	0.64%
Interest-bearing checking	397,624	1,171	1.18%	401,028	665	0.66%
Certificates of deposit	749,713	5,270	2.82%	778,605	4,834	2.49%
Short-term borrowings	32,609	158	1.94%	36,984	171	1.85%
Long-term borrowings	76,650	950	4.97%	85,395	909	4.27%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,688,578	8,960	2.13%	1,758,105	7,717	1.76%

Non-interest bearing demand deposits	271,337			261,293
Other non-interest-bearing liabilities	16,609			14,763

Total liabilities	1,976,524			2,034,161
Shareholders’ equity (3)	182,108			182,459

Total liabilities and shareholders’ equity	$2,158,632			$2,216,620

Net interest income – tax equivalent		18,003			19,830
Less: tax equivalent adjustment		1,145			1,133

Net interest income		$16,858			$18,697

Net interest rate spread			3.21%			3.56%

Net earning assets	$333,850			$317,352

Net interest income as a percentage of average interest-earning assets			3.56%			3.83%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.77%			118.05%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

	For The Six Months Ended June 30,
	2005			2004
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$29,440	$409	2.80%	$44,841	$223	1.00%
Investment securities (1):
Taxable	517,104	10,405	4.02%	444,149	9,093	4.09%
Non-taxable	246,896	6,487	5.25%	240,472	6,451	5.37%

Total investment securities	764,000	16,892	4.42%	684,621	15,544	4.54%
Loans (2):
Commercial and agricultural	712,656	21,180	5.99%	831,893	23,373	5.67%
Residential real estate	259,884	8,323	6.42%	244,375	8,182	6.71%
Consumer and home equity	252,205	7,705	6.16%	242,729	7,667	6.37%

Total loans	1,224,745	37,208	6.12%	1,318,997	39,222	5.99%

Total interest-earning assets	2,018,185	54,509	5.43%	2,048,459	54,989	5.40%

Allowance for loans losses	(37,545)			(29,787)
Other non-interest earning assets	173,321			175,277

Total assets	$2,153,961			$2,193,949

Interest-bearing liabilities:
Savings and money market	409,610	1,756	0.86%	426,411	1,399	0.66%
Interest-bearing checking	395,440	2,098	1.07%	392,357	1,306	0.67%
Certificates of deposit	750,105	10,125	2.72%	776,140	9,739	2.53%
Short-term borrowings	32,332	291	1.82%	40,692	446	2.21%
Long-term borrowings	78,056	1,878	4.85%	85,732	1,822	4.29%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	864	10.35%	16,702	864	10.35%

Total interest-bearing liabilities	1,682,245	17,012	2.04%	1,738,034	15,576	1.81%

Non-interest bearing demand deposits	271,330			256,937
Other non-interest bearing liabilities	17,214			14,530

Total liabilities	1,970,789			2,009,501
Shareholders’ equity (3)	183,172			184,448

Total liabilities and shareholders’ equity	$2,153,961			$2,193,949

Net interest income – tax equivalent		37,497			39,413
Less: tax equivalent adjustment		2,270			2,258

Net interest income		$35,227			$37,155

Net interest rate spread			3.39%			3.59%

Net earning assets	$335,940			$310,425

Net interest income as a percentage of average interest-earning assets			3.73%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.97%			117.86%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

Net Interest Income
Net interest income, the principal source of the Company’s earnings, totaled $16.9 million for the second quarter of 2005, down $1.8 million in comparison with the 2004 second quarter. Interest income from securities offset the decline in interest earned on a lower loan base. Comparing the second quarter of 2005 with the second quarter of 2004, the Company’s average total loans, including loans held for sale declined $98.5 million while average total investment securities, federal funds sold and interest-bearing deposits increased $45.5 million, and total interest-earning assets declined $53.0 million. The net interest margin for the second quarter of 2005 was 3.56% compared to 3.83% in the prior year. The yield on interest earning assets improved 2 basis points to 5.34% for the second quarter 2005, while the cost of funds increased 37 basis points to 2.13%. The increase in market interest rates has led to the overall increase in yield and cost of funds. However, the shift in the mix of interest earning assets from loans to investment assets, as well as the increase in average nonaccruing loans and loans held for sale, has offset the effects of the rising interest rates on interest-earning asset yields. In addition, during the second quarter of 2005, yield on interest-earning assets was negatively impacted by transferring $131.0 million in commercial and agricultural loans to loans held for sale and being placed on nonaccrual status with resulting unpaid accrued interest being reversed and interest accruals suspended. The amount of accrued interest income reversed on loans transferred to held for sale during the second quarter of 2005 was approximately $700,000.
Net interest income, the principal source of the Company’s earnings, totaled $35.2 million for the six months ended June 30, 2005, down $1.9 million in comparison with same period last year. Interest income from securities partially offset the decline in interest earned on a lower loan base. Comparing the six months ended June 30, 2005 with the same period last year, the Company’s average total loans, including loans held for sale, declined $94.2 million while average total investment securities, federal funds sold and interest-bearing deposits increased $64.0 million.
The net interest margin for the six months ended June 30, 2005 was 3.73% compared to 3.86% in the prior year. The yield on interest earning assets improved 3 basis points to 5.43% for the six months ended June 30, 2005, while the cost of funds increased 23 basis points to 2.04%. The rise in both yield and cost of funds was a result of the rising interest rate environment, however the effects of the rising interest rate environment on yield was offset by the shift in earning asset mix from loans to securities, as well as the increase in average nonaccruing loans and loans held for sale.
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

	Three Months ended June 30,			Six Months ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$32	$180	$212	$(219)	$405	$186

Investment securities (1):
Taxable	367	—	367	1,444	(132)	1,312
Non-taxable	39	(7)	32	224	(188)	36

Total investment securities	406	(7)	399	1,668	(320)	1,348
Loans (2):
Commercial and agricultural	(1,795)	360	(1,435)	(3,455)	1,262	(2,193)
Residential real estate	264	(160)	104	542	(401)	141
Consumer and home equity	156	(20)	136	437	(399)	38

Total loans	(1,375)	180	(1,195)	(2,476)	462	(2,014)

Total interest-earning assets	(937)	353	(584)	(1,027)	547	(480)

Interest-bearing liabilities:
Savings and money market	(59)	332	273	(67)	424	357
Interest-bearing checking	(13)	519	506	22	770	792
Certificates of deposit	(225)	661	436	(303)	689	386
Short-term borrowings	(20)	7	(13)	(75)	(80)	(155)
Long-term borrowings	(116)	157	41	(162)	218	56

Total interest-bearing liabilities	(433)	1,676	1,243	(585)	2,021	1,436

Net interest income	$(504)	$(1,323)	$(1,827)	$(442)	$(1,474)	$(1,916)

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.
Provision for Loan Losses
The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses for the second quarter of 2005 totaled $21.9 million, an increase of $19.4 million compared to the $2.5 million provision for loan losses for the second quarter of 2004. The provision for the six months ended June 30, 2005 totaled $25.6 million, an increase of $18.3 million compared to the $7.3 million provision for loan losses for the same period last year. The increase in the provision for loan losses for the quarter and year-to-date is the result of the charge associated with transferring loans to loans held for sale at their estimated fair value less cost to sell. During the second quarter of 2005, the Company identified approximately $174.6 million in criticized and classified loans to be sold to improve overall loan portfolio credit quality. Before the end of the most recent quarter, $7.3 million of those loans were settled at approximately 90% of their value. The remaining $167.3 million in loans were classified as loans held for sale at an estimated fair value less cost to sell of $131.0 million at June 30, 2005. The loan charge-offs recorded to the allowance for loans losses as a result of these actions was $37.0 million.
Net loan charge-offs in the second quarter of 2005 were $40.8 million compared to $1.6 million for the prior year’s second quarter. Net loan charge-offs to average loans (annualized) for the second quarter 2005 was 13.81% compared with 0.48% in the same quarter last year. Net loan charge-offs for the six months ended June 30, 2005 were $43.7 million compared to $5.4 million from the same period last year. Net loan charge-offs to average loans (annualized) for the six months ended June 30, 2005 was 7.22% compared with 0.82% for the same period last year. See the section titled “Analysis of the Allowance for Loan Losses” also.

Noninterest Income
Noninterest income for the second quarter of 2005 declined $1.6 million to $4.8 million from $6.4 million in the second quarter of 2004, and $1.8 million in the first six months of 2005 to $9.7 million from $11.5 million for the same period last year. The decline is largely the result of the $1.2 million gain on the sale of the credit card portfolio, which was recorded in the second quarter of 2004. In addition, service charges on deposit accounts declined from the introduction of a free retail checking product, an increase in commercial earnings credits and a decline in insufficient funds fees.
Noninterest Expense
Noninterest expense increased $1.8 million for the second quarter of 2005 to $16.6 million from $14.8 million for the second quarter of 2004. Salaries and benefits represent $0.8 million of the increase and legal, accounting, and other professional fees represent $0.6 million of the increase. For the first six months of 2005 noninterest expense was $33.0 million compared to $29.7 million for the same period in 2004. Salaries and benefits for the first six months of 2005 compared to 2004 have increased $1.1 million and legal, accounting, and professional fees have increased $1.1 million. The increase in salaries and benefits primarily relates to the addition of staff in the area of credit administration and loan underwriting. The increase in legal, accounting and professional service fees relates to activities in the area of asset quality expense, regulatory compliance, and consolidation projects. The increases in noninterest expense, excluding the loss on discontinued operation, combined with a decline in revenue, resulted in an increase in the efficiency ratio to 72.27% for the second quarter of 2005 compared with 58.11% for the second quarter of 2004, and 69.09% for the six months ended June 30, 2005, compared to 58.71% for the same period a year ago.
Income Taxes from Continuing Operations
The provision for income taxes from continuing operations provides for Federal and New York State income taxes, which amounted to a benefit of $7.3 million and expense of $2.2 million for the second quarter of 2005 and 2004, respectively. The provision amounted to a benefit of $6.5 million and expense of $3.2 million for the six months ended June 30, 2005 and 2004, respectively. The income tax benefits recorded for 2005 on a quarter-to-date and year-to-date basis were 43.2% and 47.4% of loss from continuing operations, respectively, in comparison to the June 30, 2004 quarter-to-date and year-to-date effective rates of 28.2% and 27.7%, respectively. The change in effective tax rate is due to the impact of favorable permanent differences in a pre-tax loss situation (which increases the effective tax rate) as opposed to the impact when there is pre-tax income (which reduces the effective tax rate).
Discontinued Operation
In June 2005, the Company determined to discontinue the operations of BGI and sell the subsidiary. The disposal is expected to occur during the third quarter of 2005. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss). Prior period financial statements have been reclassified to present the operation of BGI as a discontinued operation. In conjunction with the discontinuance of the operation, the Company recorded a provision for loss on sale of the subsidiary of $1.2 million and income tax expense on the expected disposal of $1.1 million. BGI was originally acquired by the Company in a tax-free reorganization. As a result, the Company’s tax basis in BGI was limited, resulting in a tax gain on the sale of the subsidiary.

ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loan Portfolio Composition
Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2005		2004		2004
Commercial	$139,487	13.5%	$203,178	16.2%	$233,432	17.9%
Commercial real estate	278,183	27.0	343,532	27.4	364,422	28.0
Agricultural	89,577	8.7	195,185	15.6	210,196	16.1
Residential real estate	262,883	25.5	259,055	20.7	248,172	19.1
Consumer and home equity	260,973	25.3	251,455	20.1	245,656	18.9

Total loans	1,031,103	100.0	1,252,405	100.0	$1,301,878	100.0

Allowance for loan losses	(21,080)		(39,186)		(30,961)

Total loans, net	$1,010,023		$1,213,219		$1,270,917

Total gross loans decreased $221.3 million to $1.031 billion at June 30, 2005 from $1.252 billion at December 31, 2004. Commercial loans and commercial real estate loans decreased $129.0 million to $417.7 million or 40.5% of the portfolio at June 30, 2005 from $546.7 million or 43.6% of the portfolio at December 31, 2004. Agricultural loans decreased $105.6 million, to $89.6 million at June 30, 2005 from $195.2 million at December 31, 2004. The decrease in commercial and agricultural loans is primarily the result of $167.3 million in problems loans being transferred to loans held for sale at an estimated fair value less cost to sell of $131.0 million. The remaining decline in commercial and agricultural loans relates to decreased loan production coupled with loan charge-offs and pay-offs. Commercial and agricultural loan originations have slowed as the Company has implemented more stringent underwriting requirements and focused resources on the existing loan portfolio. Included in agricultural loans were $38.4 million in loans to dairy farmers, or 3.7% of the total loan portfolio at June 30, 2005 down from $96.8 million or 7.7% of the total loan portfolio at December 31, 2004, as a result of dairy loans being transferred to held for sale during the second quarter of 2005.
Residential real estate loans increased $3.8 million to $262.9 million at June 30, 2005 in comparison to December 31, 2004. The consumer and home equity line portfolio increased $9.5 million to $261.0 million at June 20, 2005 in comparison to December 31, 2004. The increase in residential and consumer loans reflects the Company’s efforts to expand these portfolios and results primarily from home equity and consumer indirect products.
Loans held for sale (not included in the above table) totaled $134.0 million at June 30, 2005, comprised of nonaccruing commercial and agricultural loans (including mortgages) of $131.0, residential real estate loans of $1.7 million and student loans of $1.3 million. Loans held for sale (not included in the above table) totaled $2.6 million as of December 31, 2004, comprised of residential real estate loans of $1.8 million and student loans of $0.8 million.

Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004
Nonaccruing loans (1)
Commercial	$5,282	$20,576	$17,678
Commercial real estate	6,037	15,954	11,956
Agricultural	2,966	13,165	14,589
Residential real estate	2,457	1,733	2,318
Consumer and home equity	426	518	792

Total nonaccruing loans	17,168	51,946	47,333

Troubled debt restructured loans	—	—	—

Accruing loans 90 days or more delinquent	16	2,018	1,685

Total nonperforming loans	17,184	53,964	49,018

Other real estate owned (ORE)	1,457	1,196	960

Total nonperforming loans and other real estate owned	18,641	55,160	49,978

Nonaccruing loans held for sale	130,970	—	—

Total nonperforming assets	$149,611	$55,160	$49,978

Total nonperforming loans to total loans (2)	1.67%	4.31%	3.77%

Total nonperforming loans and ORE to total loans and ORE (2)	1.81%	4.40%	3.84%

Total nonperforming assets to total assets	7.09%	2.56%	2.29%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Nonperforming assets at June 30, 2005 increased to $149.6 million, compared with $55.2 million at December 31, 2004 and $50.0 million at June 30, 2004. The increase relates to the $131.0 million in loans held for sale being placed on nonaccrual status during the second quarter of 2005.

The following table details nonaccrual loan activity for the periods indicated.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2005	2005	2004	2004
Nonaccruing loans, beginning of period	$62,580	$51,946	$46,471	$47,333

Additions	5,981	17,473	12,576	6,199
Additions – loans held for sale	128,305	—	—	—
Payments	(4,113)	(3,544)	(4,683)	(3,032)
Charge-offs	(40,002)	(2,849)	(2,004)	(1,916)
Returned to accruing status	(3,873)	(215)	(48)	(538)
Transferred to other real estate	(740)	(231)	(366)	(1,575)
Transferred to loans held for sale	(130,970)	—	—	—

Nonaccruing loans, end of period	$17,168	$62,580	$51,946	$46,471

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $16.2 million and $142.9 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2005 and December 31, 2004, respectively. The significant reduction in potential problem loans is a result of the transfer of loans to loans held for sale and nonaccrual status.
Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of each Banks’ loan portfolios to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis, taking into consideration management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is adequate at June 30, 2005.
Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The adequacy of the allowance for loan losses is subject to ongoing management review. As of December 31, 2004, management identified a material weakness in internal controls over financial reporting related to determining the allowance for loan losses and the provision for loan losses. Management evaluated the allowance for loan losses with consideration of the material weakness and based on Management’s analysis the Company believes that the allowance for loan losses is adequate at June 30, 2005.
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

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$40,008	$30,023	$39,186	$29,064

Charge-offs(1):
Commercial	9,620	1,234	11,263	2,407
Commercial real estate	13,528	170	14,516	923
Agricultural	17,690	5	17,895	1,903
Residential real estate	28	10	43	23
Consumer and home equity	489	512	750	911

Total charge-offs	41,355	1,931	44,467	6,167
Recoveries:
Commercial	350	164	451	305
Commercial real estate	10	36	29	100
Agricultural	25	2	45	35
Residential real estate	—	1	8	2
Consumer and home equity	153	150	247	310

Total recoveries	538	353	780	752

Net charge-offs	40,817	1,578	43,687	5,415

Provision for loan losses	21,889	2,516	25,581	7,312

Balance at end of period	$21,080	$30,961	$21,080	$30,961

Ratio of net loan charge-offs to average loans (annualized)	13.81%	0.48%	7.22%	0.82%

Ratio of allowance for loan losses to total loans (2)	2.04%	2.38%	2.04%	2.38%

Ratio of allowance for loan losses to nonperforming loans (2)	123%	63%	123%	63%

(1)	Included in charge-offs for the three and six months ended June 30, 2005 are charges to the allowance of $37.0 million on loans transferred to loans held for sale.

(2)	Ratios exclude nonaccruing loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Net loan charge-offs were $40.8 million for the second quarter of 2005 or 13.81% (annualized) of average loans compared to $1.6 million or 0.48% (annualized) of average loans in the same period last year. The ratio of the allowance for loan losses to nonperforming loans was 123% at June 30, 2005 compared to 73% at December 31, 2004 and 63% at June 30, 2004. The ratio of the allowance for loan losses to total loans was 2.04% at June 30, 2005 compared to 3.13% at December 31, 2004 and 2.38% a year ago.

Investing Activities
The Company’s total investment security portfolio totaled $768.7 million as of June 30, 2005 compared to $766.5 million as of December 31, 2004. Further detail regarding the Company’s investment portfolio follows.
U.S. Treasury and Agency Securities
At June 30, 2005, the U.S. Treasury and Agency securities portfolio totaled $244.3 million, all of which was classified as available for sale. The portfolio is comprised entirely of U. S. federal agency securities of which approximately 65% are callable securities. These callable securities provide higher yields than similar securities without call features. At June 30, 2005 included in callable securities are $98.0 million of structured notes all of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At June 30, 2005, the structured notes had a current average coupon of 4.07% that adjust on average to 6.47% within five years. At December 31, 2004, the U.S. Treasury and Agency securities portfolio totaled $233.2 million, all of which was classified as available for sale.
State and Municipal Obligations
At June 30, 2005, the portfolio of state and municipal obligations totaled $251.7 million, of which $216.0 million was classified as available for sale. At that date, $35.7 million was classified as held to maturity, with a fair value of $35.9 million. At December 31, 2004, the portfolio of state and municipal obligations totaled $251.3 million, of which $212.0 million was classified as available for sale. At that date, $39.3 million was classified as held to maturity, with a fair value of $40.0 million.
Mortgage-Backed Securities
Mortgage-backed securities, all of which were classified as available for sale, totaled $271.2 million and $278.5 million at June 30, 2005 and December 31, 2004, respectively. The portfolio was comprised of $183.4 million of mortgage-backed pass-through securities, $80.6 million of collateralized mortgage obligations (CMOs) and $7.2 million of other asset-backed securities at June 30, 2005. The mortgage-backed pass-through securities were predominantly issued by government-sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 90% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2004 the portfolio consisted of $187.6 million of mortgage-backed pass-through securities, $81.3 million of CMOs and $9.6 million of other asset-backed securities. The mortgage-backed portfolio at December 31, 2004 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio.
Corporate Bonds
The corporate bond portfolio, all of which was classified as available for sale, totaled $0.5 million at June 30, 2005 and December 31, 2004. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $1.0 million and $3.0 million at June 30, 2005 and December 31, 2004, respectively.

Funding Activities
Deposits
The Banks offer a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At June 30, 2005, total deposits were $1.785 billion in comparison to $1.819 billion at December 31, 2004.
The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.572 billion or approximately 88% of total deposits at June 30, 2005 compared to $1.597 billion or approximately 88% of total deposits at December 31, 2004. The core deposit base consists almost exclusively of in-market customer accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $213.4 million and $221.6 million as of June 30, 2005 and December 31, 2004, respectively. The Company also uses brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $54.8 million and $68.1 million at June 30, 2005 and December 31, 2004, respectively.
Non-Deposit Sources of Funds
The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $63.8 million and $62.3 million as of June 30, 2005 and December 31, 2004, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The Company had approximately $70.2 million and $65.1 million of immediate credit available under lines of credit with the FHLB at June 30, 2005 and December 31, 2004, respectively. The FHLB lines of credit are collateralized by FHLB stock and real estate mortgage loans. The Company also had $78.7 million and $79.4 million of credit available under unsecured lines of credit with various banks at June 30, 2005, and December 31, 2004, respectively. There was $0.8 million in advances and no advances outstanding on these lines of credit at June 30, 2005 and December 31, 2004, respectively. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $24.4 million and $28.6 million as of June 30, 2005 and December 31, 2004, respectively.
The Company also has a credit agreement with M&T Bank and FII pledged the stock of its subsidiary banks as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. The term loan requires monthly payments of interest only, at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, which was 4.76% as of June 30, 2005. The principal installments on the $25.0 million term loan are due as follows: $5.0 million in December 2006, $10.0 million in December 2007 and $10.0 million in December 2008. The $5.0 million revolving loan accrues interest at a rate of LIBOR plus 1.50%. There were no advances outstanding on the revolving loan as of June 30, 2005. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement that requires the Company to maintain a debt service coverage ratio that cannot be less than 1.25 to 1.00. The ratio is calculated by dividing the consolidated net income of the Company over a rolling four-quarter basis by the total of the parent company only principal and estimated interest payments over the next four quarters. For the second quarter of 2005 the Company reported a net loss of $12.0 million and has a cumulative net loss over the most recent four quarters of $5.4 million. The principal and estimated interest payments over the next four quarters for the parent company totals $2.9 million. The cumulative net loss creates a negative debt service coverage ratio and default of the covenant. M&T Bank has waived the event of default at June 30, 2005. The Company has begun discussion with M&T Bank to modify the covenants in the credit agreement. In the event modification is not reached, the Company anticipates that it will continue in default of this covenant for each of the quarterly reporting periods up until the quarter ended June 30, 2006 and will continue to seek default waiver from M&T Bank at those times. At June 30, 2005, the Company has reclassified the $25.0 million term loan from long-term borrowings to short-term borrowings.
During 2001, FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB.

As of June 30, 2005, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.
Equity Activities
Total shareholders’ equity amounted to $169.4 million at June 30, 2005, a decrease of $14.9 million from $184.3 million at December 31, 2004. The decrease in shareholders’ equity during the six months ended June 30, 2005 results from the $9.7 million in net loss in addition to the $3.5 million in dividends declared and $3.1 million in unrealized loss on securities offset by the $1.5 million in proceeds from the issuance of common stock for exercised stock options and other purposes.
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
The primary sources of liquidity for the parent company are dividends from subsidiaries, lines of credit and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company’s subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company. Payment of dividends to the parent company from NBG and BNB are currently restricted by the terms of the formal agreements entered into with the OCC in September 2003, and by resolutions adopted by the boards of the banks in 2004 (discussed in Item 2 herein). On June 8, 2005, the Company’s board of directors elected to reduce the Company’s common dividend to $0.08 per common share for the second quarter of 2005 from $0.16 per common share in the first quarter of 2005. Current dividends from WCB and FTB cover the cost of the parent company’s current debt service interest cost, preferred stock dividends and current common stock dividends. The banks are important sources of funds to the parent company and, if they are unable, or limited in their ability, to pay dividends, that may adversely affect the liquidity of the parent company and, over time, could adversely affect the parent company’s ability to pay dividends to its shareholders or meet its other financial obligations. In addition, the Company has a $25.0 million term loan with M&T Bank that has been reclassified from long-term borrowings to short-term borrowings based on an event of default of an affirmative covenant that is not likely to be cured within the three-month waiver period granted by the lender. The Company has begun discussion with M&T Bank to modify the covenants in the credit agreement. In the event modification is not reached, the Company anticipates that it will continue in default of this covenant for each of the quarterly reporting periods up until the quarter ended June 30, 2006 and will continue to seek default waiver from M&T Bank at those times. The parent company cash and interest-bearing deposits totaled $8.5 million and $11.9 million at June 30, 2005 and December 31, 2004, respectively.

The Company’s cash and cash equivalents were $62.7 million at June 30, 2005, an increase of $16.6 million from the balance of $46.1 million at December 31, 2004. The Company’s net cash provided by operating activities was $20.7 million. The Company’s net cash provided by investing activities of $35.1 million was the result of $46.0 million of loan payments in excess of loan originations, offset by cash utilized in the net purchase of $7.9 million in securities and $3.0 million in premises and equipment. The $39.2 million in net cash used in financing activities resulted primarily from a $33.8 million decrease in deposits and $4.3 million in dividends paid to shareholders.
As of the filing date of this report, the Company had received over 80% of the cash on the $79.0 million in loans held for sale for which the company had agreements to sell or settle as of June 30, 3005. The Company expects to receive the remaining estimate of $52.0 million in cash in the third or fourth quarter of 2005.
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
The Company’s Tier 1 leverage ratio was 6.76% at June 30, 2005 a decline from 7.13% at December 31, 2004 and 7.03% at June 30, 2004. Total Tier 1 capital of $143.0 million at June 30, 2005 decreased $10.3 million or 6.7% from $153.3 million at December 31, 2004 and decreased $9.4 million or 6.2% from June 30, 2004. Adjusted quarterly average assets of $2.117 billion for the second quarter of 2005 were down $32.8 million or 1.5% from the fourth quarter of 2004 and down $52.1 million or 2.4% from the second quarter of 2004.
The decline in Tier 1 capital at June 30, 2005 from December 31, 2004 results from a net loss of $9.7 million coupled with $3.5 million in common and preferred dividends declared, partially offset by $1.5 million in proceeds from the issuance of common stock for exercised stock options and for other purposes a decline of $1.2 million in goodwill resulting from the decision to discontinue the operations of BGI.
The Company’s total risk-weighted capital ratio was 12.31% at June 30, 2005 compared to 12.54% at December 31, 2004 and 12.01% at June 30, 2004. Total risk-based capital at June 30, 2005 was $159.3 million a decrease of $11.3 million or 6.6% from December 31, 2004 and a decline of $11.0 million or 6.5% from June 30, 2004. Net risk-weighted assets at June 30, 2005 were $1.294 billion compared to $1.360 billion at December 31, 2004 and $1.417 billion at June 30, 2004.
The decline in total risk-weighted capital at June 30, 2005 results from the previously discussed drop in Tier 1 capital of $10.3 million from December 31, 2004 and $9.4 million from June 30 2004 coupled with a decline in qualifying allowance for loan losses of $1.0 million from December 31, 2004 and $1.6 million from June 30, 2004.

The following is a summary of the risk-based capital ratios for the Company and each of the Company’s subsidiary banks:

	June 30,	December 31,	June 30,
	2005	2004	2004
Tier 1 leverage ratio
Company	6.76%	7.13%	7.03%
WCB	6.39%	6.82%	6.50%
NBG	8.03%	8.47%	8.47%
BNB	9.07%	8.78%	8.62%
FTB	6.13%	5.96%	5.70%

Tier 1 risk-based capital ratio
Company	11.06%	11.27%	10.75%
WCB	9.61%	9.71%	9.28%
NBG	13.18%	13.36%	12.35%
BNB	16.32%	15.62%	14.91%
FTB	11.25%	11.40%	10.42%

Total risk-based capital ratio
Company	12.31%	12.54%	12.01%
WCB	10.86%	10.97%	10.54%
NBG	14.44%	14.65%	13.62%
BNB	17.57%	16.88%	16.17%
FTB	12.50%	12.65%	11.67%
The formal agreements entered into by NBG and BNB with the OCC required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Both of the banks meet or exceed the required ratios for each quarterly reporting period since March 31, 2004.
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
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change because of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

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
As of June 30, 2005 the Company, under the supervision of it’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company previously reported that as of December 31, 2004, it had identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses. While the Company has made progress in remediating the deficiencies in its internal controls over financial reporting relating to determining the allowance for loan losses and provision for loan losses all actions have not been fully implemented and there has been an insufficient period of time to determine whether those actions that have been implemented are effective. Based upon this evaluation the CEO and CFO have concluded the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at June 30, 2005.
(b)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company has taken various corrective actions to remediate the material weakness condition. By their nature such actions require a period of time to become fully effective. The following actions were taken during the first six months of 2005 to address these issues:
•	The Company realigned the management of the NBG by creating a new executive position overseeing commercial credit administration and risk management for the bank. New, more experienced individuals have filled several key positions in this area.

•	At both WCB and NBG segregation of commercial portfolio administration responsibilities and commercial customer relationship management was instituted. Experienced individuals were placed in the positions with the new structure allowing a dedicated focus on the responsibilities of portfolio administration, including timely identification of risk rating changes upon receipt of new information on borrowers.

•	WCB has engaged a retired senior credit officer to consult with the commercial lending staff at the bank.

•	The Company appointed an experienced individual to manage the centralized credit department. When possible the Company is hiring experienced credit analysts into the credit department when new positions open.

•	Credit training programs have been expanded to include online training programs. Credit department managers have customized training programs tailored to individual employee development needs.

•	The Company’s credit administration policies and procedures for monitoring risk rating were changed during the first six months of 2005. Commercial credit exposures of $100,000 or less are now risk rated by supplementing bank performance with a commercial scoring model. Loan policy has been changed to require receipt of borrower financial statements within 150 days of the borrower’s fiscal year end. Untimely submission by the borrower requires a risk rating change. Annual site visits for commercial mortgage borrowers are required to be documented and loans risk rated special mention now require a complete collateral assessment, and in some cases a third party collateral valuation is now required.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

04/01/05 – 04/30/05	—	—	—	—
05/01/05 – 05/31/05	* 2,000	14.81	—	—
06/01/05 – 06/30/05	* 2,000	14.81	—	—

Total	* 4,000	14.81	—	—

*	Shares were purchased in a private transaction whereby the Company repurchased shares from an exiting director based on the Company’s book value as of December 31, 2003.
The Company’s previously announced share repurchase program expired on August 7, 2004.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders held May 4, 2005, shareholders elected the directors listed below. The voting results were as follows:

		Number of Votes
					Broker
Nominee	Term (years)	For	Withheld	Abstain	Non-Votes
Barton P. Dambra	3	10,391,948	147,046	—	—
John E. Benjamin	3	10,455,729	83,265	—	—
Susan R. Holliday	3	10,481,573	57,421	—	—
Peter G. Humphrey	3	10,230,234	308,760	—	—
Robert N. Latella	1	10,451,636	87,358	—	—
Thomas P. Connolly	2	10,476,183	62,811	—	—
In addition, the term of office for the following directors continued after the meeting:
John R. Tyler, Jr.
James E. Stitt
Samuel M. Gullo
Joseph F. Hurley
James H. Wyckoff

Item 6. Exhibits

Exhibit No.	Description	Location
1.1	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Contained in Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.1	Amended and Restated Certificate of Incorporation	Contained in Exhibit 3.1 of FII’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865, the “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Contained in Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Contained in Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.1	1999 Management Stock Incentive Plan	Contained in Exhibit 10.1 of the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Contained in Exhibit 10.2 of the S-1 Registration Statement

10.3	Agreement with Investment Banker dated March 14, 2005	Contained in Exhibit 10.3 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.4	Stock Ownership Requirements (effective January 1, 2005)	Contained in Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.5	Senior Management Incentive Compensation Plan (effective January 1, 2005)	Contained in Exhibit 10.5 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.6	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Contained in Exhibit 10.6 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.7	Employment Agreement for Randolph C. Brown dated June 2001	Contained in Exhibit 10.7 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Separation Agreement and Release for Jon J. Cooper dated March 25, 2005	Contained in Exhibit 10.1 of the Form 8-K, dated March 31, 2005

10.9	Executive Agreement between FII and Peter G. Humphrey	Contained in Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement between FII and James T. Rudgers	Contained in Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement between FII and Ronald A. Miller	Contained in Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement between FII and Thomas D. Grover	Contained in Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.13	Executive Agreement between FII and Martin K. Birmingham	Contained in Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.14	Agreement between FII and Peter G. Humphrey	Contained in Exhibit 10.6 of the Form 8-K, dated June 30, 3005

10.15	Agreement with Investment Banker dated May 16, 2005	Filed Herewith

11.1	Statement of Computation of Per Share Earnings	Data required by SFAS No. 128, Earnings per Share, is provided in note 3 to the unaudited consolidated financial statements in this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

August 9, 2005	By:	/s/ Peter G. Humphrey

Peter G. Humphrey
President, Chief Executive Officer
(Principal Executive Officer) and
Chairman of the Board and Director

August 9, 2005	By:	/s/ Ronald A. Miller

Ronald A. Miller
Senior Vice President
and Chief Financial Officer
(Principal Accounting Officer)