Form 10-Q
period 2005-09-30
FINANCIAL INSTITUTIONS INC
filed 2005-11-04
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
Commission File Number 0-26481
(Exact Name of Registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	16-0816610 (I.R.S. Employer Identification Number)

220 Liberty Street Warsaw, NY (Address of Principal Executive Offices)	14569 (Zip Code)
Registrant’s Telephone Number Including Area Code:
(585) 786-1100
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.01 par value	OUTSTANDING AT OCTOBER 31, 2005 11,333,651 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2005	2004
Assets

Cash, due from banks and interest-bearing deposits	$51,290	$45,249
Federal funds sold	61,115	806
Securities available for sale, at fair value	821,399	727,198
Securities held to maturity (fair value of $38,296 and $39,984 at September 30, 2005 and December 31, 2004, respectively)	37,906	39,317
Loans held for sale	3,031	2,648
Loans, net	992,018	1,213,219
Premises and equipment, net	36,774	35,907
Goodwill (excluding goodwill from discontinued operation)	37,369	37,369
Other assets	54,069	54,616

Total assets	$2,094,971	$2,156,329

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Demand	$281,017	$289,582
Savings, money market and interest-bearing checking	775,901	789,550
Certificates of deposit	724,147	739,817

Total deposits	1,781,065	1,818,949

Short-term borrowings	36,487	35,554
Long-term borrowings	67,408	80,358
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	19,664	20,479

Total liabilities	1,921,326	1,972,042

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding - 1,586 shares at September 30, 2005 and 1,654 shares at December 31, 2004	159	165
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding -174,765 shares at September 30, 2005 and 175,571 shares at December 31, 2004	17,477	17,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,334,318 shares at September 30, 2005 and 11,303,533 shares at December 31, 2004	113	113
Additional paid-in capital	23,269	22,185
Retained earnings	135,332	140,766
Accumulated other comprehensive income (loss)	(2,690)	3,884
Treasury stock, at cost - 1,000 shares at September 30, 2005 and 54,458 shares at December 31, 2004	(15)	(383)

Total shareholders’ equity	173,645	184,287

Total liabilities and shareholders’ equity	$2,094,971	$2,156,329

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest and dividend income:
Loans	$17,402	$19,442	$54,610	$58,664
Securities	7,698	7,137	22,319	20,423
Other	395	51	804	274

Total interest and dividend income	25,495	26,630	77,733	79,361

Interest expense:
Deposits	7,712	5,892	21,691	18,336
Short-term borrowings	181	174	472	620
Long-term borrowings	913	905	2,790	2,727
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	432	1,296	1,296

Total interest expense	9,238	7,403	26,249	22,979

Net interest income	16,257	19,227	51,484	56,382

Provision for loan losses	1,529	2,147	27,110	9,459

Net interest income after provision for loan losses	14,728	17,080	24,374	46,923

Noninterest income:
Service charges on deposits	3,076	3,108	8,605	8,973
Financial services group fees and commissions	678	599	2,059	1,943
Mortgage banking revenues	384	417	1,248	1,541
Gain on securities transactions	—	14	14	88
Gain on sale of credit card portfolio	—	—	—	1,177
Net gain on sale of commercial related loans	9,212	—	9,212	—
Other	1,399	1,398	3,309	3,310

Total noninterest income	14,749	5,536	24,447	17,032

Noninterest expense:
Salaries and employee benefits	8,808	8,570	26,881	25,547
Occupancy and equipment	2,252	2,087	6,754	6,290
Supplies and postage	530	579	1,663	1,677
Amortization of intangible assets	108	107	323	601
Computer and data processing expense	412	526	1,359	1,286
Professional fees	1,344	969	3,534	2,096
Other	2,858	2,589	8,808	7,677

Total noninterest expense	16,312	15,427	49,322	45,174

Income (loss) from continuing operations before income taxes	13,165	7,189	(501)	18,781

Income tax expense (benefit) from continuing operations	4,205	1,992	(2,278)	5,198

Income from continuing operations	8,960	5,197	1,777	13,583

Discontinued operation (note 8):
Loss from operation of discontinued subsidiary	(84)	(108)	(340)	(314)
Gain (loss) on sale of discontinued subsidiary	88	—	(1,112)	—
Income tax expense (benefit)	(7)	(28)	1,030	(55)

Gain (loss) on discontinued operation	11	(80)	(2,482)	(259)

Net income (loss)	$8,971	$5,117	$(705)	$13,324

Earnings (loss) per common share (note 3):
Basic:
Income from continuing operations	$0.76	$0.43	$0.06	$1.11
Net income (loss)	$0.76	$0.42	$(0.16)	$1.09
Diluted:
Income from continuing operations	$0.76	$0.43	$0.06	$1.11
Net income (loss)	$0.76	$0.42	$(0.16)	$1.08
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Accumulated
						Other
	3%	8.48%		Additional		Comprehensive		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance — December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287

Purchase 68 shares of preferred stock	(6)	—	—	3	—	—	—	(3)

Purchase 806 shares of preferred stock	—	(80)	—	(4)	—	—	—	(84)

Purchase 5,000 shares of common stock - director repurchase agreement	—	—	—	—	—	—	(74)	(74)

Issue 3,140 shares of common stock - directors plan	—	—	—	35	—	—	22	57

Issue 65,697 shares of common stock - exercised stock options	—	—	—	768	—	—	277	1,045

Issue 20,406 shares of common stock - Burke Group, Inc. earnout	—	—	—	282	—	—	143	425

Comprehensive loss:

Net loss	—	—	—	—	(705)	—	—	(705)

Unrealized loss on securities available for sale (net of tax of $(4,355))	—	—	—	—	—	(6,565)	—	(6,565)

Reclassification adjustment for net gains included in net income (net of tax of $(5))	—	—	—	—	—	(9)	—	(9)

Net unrealized loss on securities available for sale (net of tax of $(4,360))	—	—	—	—	—	—	—	(6,574)

Total comprehensive loss	—	—	—	—	—	—	—	(7,279)

Cash dividends declared:

3% Preferred — $2.25 per share	—	—	—	—	(3)	—	—	(3)

8.48% Preferred — $6.36 per share	—	—	—	—	(1,112)	—	—	(1,112)

Common — $0.32 per share	—	—	—	—	(3,614)	—	—	(3,614)

Balance -September 30, 2005	$159	$17,477	$113	$23,269	$135,332	$(2,690)	$(15)	$173,645

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$(705)	$13,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,314	3,363
Net amortization of premiums and discounts on securities	802	1,356
Provision for loan losses	27,110	9,459
Deferred income taxes	8,923	1,150
Proceeds from sale of loans held for sale	64,034	55,677
Originations of loans held for sale	(62,737)	(52,732)
Gain on sale of securities	(14)	(88)
Gain on sale of credit card portfolio	—	(1,177)
Net gain on sale of loans held for sale	(676)	(757)
Net gain on sale of commercial related loans held for sale	(9,212)	—
Loss on sale of discontinued subsidiary	1,112	—
Loss (gain) on sale of other assets	126	(190)
Minority interest in net income (loss) of subsidiaries	8	24
(Increase) decrease in other assets	725	(866)
Increase in accrued expenses and other liabilities	76	3,167

Net cash provided by operating activities	32,886	31,710

Cash flows from investing activities:
Purchase of securities:
Available for sale	(229,327)	(302,701)
Held to maturity	(20,600)	(23,030)
Proceeds from maturity and call of securities
Available for sale	120,965	155,514
Held to maturity	21,998	29,357
Proceeds from sale of securities available for sale	2,445	25,521
Net loan pay-downs	52,698	61,405
Proceeds from sale of credit card portfolio	—	5,703
Proceeds from sale of equity investment in Mercantile Adjustment Bureau, LLC	—	2,400
Proceeds from sale of commercial related loans	139,220	—
Proceeds from sale of discontinued subsidiary	4,552	—
Proceeds from sale of premises and equipment	46	32
Purchase of premises and equipment	(3,949)	(3,198)

Net cash provided by (used in) investing activities	88,048	(48,997)

Cash flows from financing activities:
Net (decrease) increase in deposits	(37,884)	43,439
Net repayment of short-term borrowings	(10,067)	(17,165)
Repayment of long-term borrowings	(1,950)	(104)
Purchase of preferred and common shares	(161)	(31)
Issuance of common shares	1,102	311
Dividends paid	(5,624)	(6,487)

Net cash provided by (used in) financing activities	(54,584)	19,963

Net increase in cash and cash equivalents	66,350	2,676

Cash and cash equivalents at the beginning of the period	46,055	85,641

Cash and cash equivalents at the end of the period	$112,405	$88,317

Supplemental information:
Cash paid during period for:
Interest	$25,866	$23,291
Income taxes	—	3,399
Noncash investing and financing activities:
Real estate acquired in settlement of loans	$1,169	$2,447
Issuance of common stock for Burke Group, Inc. earnout	425	325
Transfer of loans to loans held for sale at estimated fair value less costs to sell	131,749	—
Reclassification of long-term borrowings to short-term	11,000	6,000
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
Financial Institutions, Inc. (“FI”), a bank holding company organized under the laws of New York State, and its subsidiaries (the “Company”) provides deposit, lending and other financial services to individuals and businesses in Central and Western New York State. FI and its subsidiaries are each subject to regulation by certain federal and state agencies.
The consolidated financial statements include the accounts of FI and its four banking subsidiaries, Wyoming County Bank (99.67% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”), First Tier Bank & Trust (100% owned) (“FTB”) and Bath National Bank (100% owned) (“BNB”), collectively referred to as the “Banks”. The Company for many years has operated under a decentralized, “Super Community Bank” business model, with four largely autonomous subsidiary Banks whose Boards and management have the authority to operate the Banks within guidelines set forth in broad corporate policies established at the holding company level. FI’s Board of Directors has evaluated the effectiveness of this model and believes that changes to the Company’s governance structure may enhance its performance. To implement the changes, the Company has filed applications with the New York State Banking Department and the Board of Governors of the Federal Reserve System to request approval to merge its subsidiary banks into the New York State-chartered FTB, which would then be renamed Five Star Bank.
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FI to expand business operations to include financial services businesses. The Company had two financial services subsidiaries: The FI Group, Inc. (“FIGI”) and the Burke Group, Inc. (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000 and remains in operation. BGI is an employee benefits and compensation consulting firm acquired by the Company in October 2001. During the third quarter of 2005, the Company sold the stock of the BGI subsidiary and the results of BGI have been reported separately as a discontinued operation in the consolidated statement of income (loss) for all periods presented in these financial statements. See further discussion in note 8, “Discontinued Operation”. During 2003, the Company terminated its financial holding company status to operate instead as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.
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
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses.
(2) Stock Compensation Plans
The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.”
Pro-forma disclosure utilizing the estimated value of the options granted under SFAS No. 123, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Reported net income (loss)	$8,971	$5,117	$(705)	$13,324

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	147	96	456	350

Pro forma net income (loss)	8,824	5,021	(1,161)	12,974

Less: Preferred stock dividends	372	374	1,116	1,122

Pro forma net income (loss) available to common shareholders	$8,452	$4,647	$(2,277)	$11,852

Basic earnings (loss) per share:
Reported	$0.76	$0.42	$(0.16)	$1.09
Pro forma	0.75	0.42	(0.20)	1.06

Diluted earnings (loss) per share:
Reported	$0.76	$0.42	$(0.16)	$1.08
Pro forma	0.74	0.41	(0.20)	1.05
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payments under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. SFAS No. 123R requires all share-based payments to be recognized in the financial statements based on their fair values. The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R in January 2006. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

(3) Earnings (Loss) Per Common Share
Basic earnings (loss) per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings (loss) per share reflect the effects, if any, of incremental common shares issuable upon exercise stock options, if dilutive.
Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands,
except per share amounts)	2005	2004	2005	2004
Income from continuing operations	$8,960	$5,197	$1,777	$13,583

Less: Preferred stock dividends	372	374	1,116	1,122

Income from continuing operations available to common shareholders	8,588	4,823	661	12,461

Income (loss) on discontinued operation	11	(80)	(2,482)	(259)

Net income (loss) available to common shareholders	$8,599	$4,743	$(1,821)	$12,202

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,333	11,197	11,293	11,184

Add: Effect of dilutive options	20	56	32	64

Weighted average number of common shares used to calculate diluted earnings per common share	11,353	11,253	11,325	11,248

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.76	$0.43	$0.06	$1.11
Loss on discontinued operation	$—	$(0.01)	$(0.22)	$(0.02)
Net income (loss)	$0.76	$0.42	$(0.16)	$1.09

Diluted:
Income from continuing operations	$0.76	$0.43	$0.06	$1.11
Loss on discontinued operation	$—	$(0.01)	$(0.22)	$(0.02)
Net income (loss)	$0.76	$0.42	$(0.16)	$1.08
There were approximately 351,193 and 372,754 weighted average stock options for the quarter and nine months ended September 30, 2005, respectively that were not considered in the calculation of diluted earnings (loss) per share since their effect would have been anti-dilutive. There were approximately 222,427 and 139,785 weighted average stock options for the quarter and nine months ended September 30, 2004, respectively that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.

(4) Segment Information
Reportable segments are primarily comprised of the subsidiary banks as the Company evaluates performance on an individual bank basis. The Financial Services Group (FSG) is also included as a reportable segment as the Company evaluates the performance of this line of business separately from the banks. Formerly, the primary component of FSG was BGI, which has been classified as a discontinued operation (See Note 8). The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss) and the net assets of BGI have been included in other assets in the consolidated statements of financial condition.

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total
Selected Financial Condition Data

As of September 30, 2005
Total assets	$730,982	$649,697	$249,733	$461,475	$364	$2,092,251	$2,720	$2,094,971
Securities	255,774	317,863	112,832	171,893	—	858,362	943	859,305
Loans held for sale	1,540	972	333	186	—	3,031	—	3,031
Loans	414,290	263,644	124,053	210,516	—	1,012,503	300	1,012,803
Allowance for loan losses	8,137	6,720	1,987	3,941	—	20,785	—	20,785
Deposits	655,337	577,953	215,064	346,107	—	1,794,461	(13,396)	1,781,065
Borrowed funds	20,163	9,220	18,322	32,605	—	80,310	40,287	120,597
Shareholders’ equity	49,524	56,883	14,820	79,161	304	200,692	(27,047)	173,645

As of December 31, 2004
Total assets	$747,228	$686,793	$244,110	$472,447	$5,871	$2,156,449	$(120)	$2,156,329
Securities	197,459	273,347	118,935	175,751	—	765,492	1,023	766,515
Loans held for sale	1,011	324	—	1,313	—	2,648	—	2,648
Loans	523,014	379,845	113,073	236,932	—	1,252,864	(459)	1,252,405
Allowance for loan losses	13,946	18,559	1,909	4,772	—	39,186	—	39,186
Deposits	664,266	608,285	204,570	354,485	—	1,831,606	(12,657)	1,818,949
Borrowed funds	25,014	12,851	23,146	36,503	—	97,514	35,100	132,614
Shareholders’ equity	52,460	60,397	15,184	78,966	5,240	212,247	(27,960)	184,287

Selected Results of Operations Data

For the three months ended September 30, 2005
Interest and dividend income	$9,678	$7,563	$3,133	$5,154	$—	$25,528	$(33)	$25,495
Interest expense	2,931	2,671	1,140	1,768	—	8,510	728	9,238

Net interest income	6,747	4,892	1,993	3,386	—	17,018	(761)	16,257
Provision for loan losses	678	301	110	440	—	1,529	—	1,529

Net interest income after provision for loan losses	6,069	4,591	1,883	2,946	—	15,489	(761)	14,728
Noninterest income	3,524	7,780	452	2,534	462	14,752	(3)	14,749
Noninterest expense *	4,952	5,769	1,724	2,967	493	15,905	407	16,312

Income (loss) from continuing operations before income taxes	4,641	6,602	611	2,513	(31)	14,336	(1,171)	13,165
Income tax expense (benefit) from continuing operations	1,653	2,371	157	795	(12)	4,964	(759)	4,205

Income (loss) from continuing operations	2,988	4,231	454	1,718	(19)	9,372	(412)	8,960
Net gain on discontinued operation, net of income taxes	—	—	—	—	11	11	—	11

Net income (loss)	$2,988	$4,231	$454	$1,718	$(8)	$9,383	$(412)	$8,971

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$216	$326	$117	$210	$3	$872	$188	$1,060

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total
Selected Results of Operations Data (Continued)

For the nine months ended September 30, 2005
Interest and dividend income	$29,530	$23,548	$9,087	$15,608	$1	$77,774	$(41)	$77,733
Interest expense	8,512	7,476	3,016	5,106	—	24,110	2,139	26,249

Net interest income	21,018	16,072	6,071	10,502	1	53,664	(2,180)	51,484
Provision for loan losses	9,734	13,096	610	3,670	—	27,110	—	27,110

Net interest income after provision for loan losses	11,284	2,976	5,461	6,832	1	26,554	(2,180)	24,374
Noninterest income	6,394	11,123	1,257	4,275	1,398	24,447	—	24,447
Noninterest expense *	14,843	17,365	5,329	9,312	1,616	48,465	857	49,322

Income (loss) from continuing operations before income taxes	2,835	(3,266)	1,389	1,795	(217)	2,536	(3,037)	(501)
Income tax expense (benefit) from continuing operations	520	(2,081)	302	60	(85)	(1,284)	(994)	(2,278)

Income (loss) from continuing operations	2,315	(1,185)	1,087	1,735	(132)	3,820	(2,043)	1,777
Loss on discontinued operation, net of income taxes	—	—	—	—	(2,482)	(2,482)	—	(2,482)

Net income (loss)	$2,315	$(1,185)	$1,087	$1,735	$(2,614)	$1,338	$(2,043)	$(705)

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$625	$972	$360	$623	$8	$2,588	$563	$3,151

For the three months ended September 30, 2004
Interest and dividend income	$9,864	$8,544	$3,043	$5,212	$—	$26,663	$(33)	$26,630
Interest expense	2,423	2,116	827	1,417	—	6,783	620	7,403

Net interest income	7,441	6,428	2,216	3,795	—	19,880	(653)	19,227
Provision for loan losses	428	1,250	(26)	495	—	2,147	—	2,147

Net interest income after provision for loan losses	7,013	5,178	2,242	3,300	—	17,733	(653)	17,080
Noninterest income	1,605	1,802	574	1,145	414	5,540	(4)	5,536
Noninterest expense *	4,750	4,916	1,868	3,318	478	15,330	97	15,427

Income (loss) from continuing operations before income taxes	3,868	2,064	948	1,127	(64)	7,943	(754)	7,189
Income tax expense (benefit) from continuing operations	1,316	566	287	205	(25)	2,349	(357)	1,992

Income (loss) from continuing operations	2,552	1,498	661	922	(39)	5,594	(397)	5,197
Loss on discontinued operation, net of income taxes	—	—	—	—	(80)	(80)	—	(80)

Net income (loss)	$2,552	$1,498	$661	$922	$(119)	$5,514	$(397)	$5,117

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$184	$294	$118	$193	$2	$791	$167	$958

							Parent and
						Total	Eliminations
(Dollars in thousands)	WCB	NBG	FTB	BNB	FSG	Segments	Net	Total
Selected Results of Operations Data (Continued)

For the nine months ended September 30, 2004
Interest and dividend income	$29,458	$25,459	$8,738	$15,674	$—	$79,329	$32	$79,361
Interest expense	7,915	6,674	2,312	4,218	—	21,119	1,860	22,979

Net interest income	21,543	18,785	6,426	11,456	—	58,210	(1,828)	56,382
Provision for loan losses	1,784	6,550	175	950	—	9,459	—	9,459

Net interest income after provision for loan losses	19,759	12,235	6,251	10,506	—	48,751	(1,828)	46,923
Noninterest income	4,845	5,565	1,819	3,564	1,335	17,128	(96)	17,032
Noninterest expense *	13,834	14,757	5,414	9,656	1,578	45,239	(65)	45,174

Income (loss) from continuing operations before income taxes	10,770	3,043	2,656	4,414	(243)	20,640	(1,859)	18,781
Income tax expense (benefit) from continuing operations	3,640	464	800	1,059	(95)	5,868	(670)	5,198

Income (loss) from continuing operations	7,130	2,579	1,856	3,355	(148)	14,772	(1,189)	13,583
Loss on discontinued operation, net of income taxes	—	—	—	—	(259)	(259)	—	(259)

Net income (loss)	$7,130	$2,579	$1,856	$3,355	$(407)	$14,513	$(1,189)	$13,324

* Noninterest expense includes depreciation and amortization of premises, equipment and other intangible assets as follows:

Depreciation and amortization	$688	$1,018	$354	$584	$6	$2,650	$517	$3,167

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
Net periodic pension cost consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2005	2004	2005	2004
Service cost	$395	$343	$1,185	$1,030
Interest cost on projected benefit obligation	321	296	963	889
Expected return on plan assets	(408)	(359)	(1,224)	(1,077)
Amortization of net transition asset	(10)	(9)	(30)	(28)
Amortization of unrecognized loss	55	55	165	164
Amortization of unrecognized service cost	4	4	12	13

Net periodic pension cost	$357	$330	$1,071	$991

The Company contributed approximately $1,579,000 to the pension plan during September 2005. No additional contributions are expected in 2005.
The Company’s BNB subsidiary has a postretirement benefit plan that provides health and dental benefits to eligible retirees. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $3,000 and $18,000 for the three months ended September 30, 2005 and 2004, respectively and amounted to $10,000 and $54,000 for the nine months ended September 30, 2005 and 2004, respectively.

(6) Commitments and Contingencies
In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $262.7 million and $245.8 million were contractually available at September 30, 2005 and December 31, 2004, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $9.7 million and $10.8 million at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.
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
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of September 30, 2005 and December 31, 2004, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.
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

Payments of dividends by the subsidiary banks to FI are limited or restricted in certain circumstances under banking regulations. One of the terms of the OCC formal agreements required NBG and BNB to adopt dividend policies that would permit them to declare dividends only when they are in compliance with their approved capital plan and the provisions of 12 U.S.C. Section 56 and 60, and upon prior written notice to (but not consent of) the Assistant Deputy Comptroller. Neither bank has had their respective capital plan approved by the OCC or declared a dividend since entering into the agreements. The Boards of both NBG and BNB have adopted resolutions providing that no dividends will be declared without the prior written approval of the OCC, and the Board of the Company has adopted a parallel resolution pursuant to which it has agreed not to request a dividend from either bank until their respective capital plans and proposed dividend declarations have been approved by the OCC.
The formal agreements entered into by NBG and BNB with the OCC also required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Both of the banks have met or exceed the required ratios for each quarterly reporting period since March 31, 2004. The ratios as of September 30, 2005 are as follows:

	NBG	BNB
Tier 1 leverage ratio	8.95%	9.70%
Tier 1 risk-based capital ratio	16.50%	18.13%
Total risk-based capital ratio	17.76%	19.39%
(8) Discontinued Operation
In June 2005, the Company decided to dispose of its BGI subsidiary. As a result, in the second quarter, the Company had recorded a provision for estimated loss on the sale of BGI of $1.2 million and income tax expense on the anticipated disposition of $1.1 million. In the third quarter, FI completed the sale of BGI and realized a gain of $88,000, which approximated the subsidiary’s loss from operations for the quarter. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss) for all periods presented in these consolidated financial statements.
Since the sale occurred in the third quarter of 2005, there are no assets or liabilities for the discontinued operation recorded at September 30, 2005. At December 31, 2004, the assets and liabilities of the discontinued operation amounted to $5.5 million and $0.5 million, respectively. The total assets are included in other assets and the total liabilities are included in other liabilities in the consolidated statements of financial condition and are detailed as follows:

December 31,
(Dollars in thousands)	2004
Cash	$30
Premises and equipment, net	566
Goodwill	4,002
Other assets	944

Total assets	$5,542

Long-term borrowings	22
Accrued expenses and other liabilities	466

Total liabilities	$488

9) Loans Held for Sale
At June 30, 2005, FI had identified $167.3 million in loans that were transferred to held for sale at an estimated fair value less costs to sell of $131.0 million. During the third quarter of 2005, an additional $1.7 million in loans with an estimated fair value less costs to sell of $1.3 million were transferred to held for sale and $0.5 million of loans previously classified as held for sale were returned to the loan portfolio. During the third quarter of 2005, FI realized a net gain of $9.2 million on the ultimate sale or settlement of these commercial related loans held for sale and $1.7 million of these loans remained in the held for sale category at September 30, 2005.
A summary of loans held for sale is as follows:

	September 30,	June 30,	December 31,
(Dollars in thousands)	2005	2005	2004
Commercial and agricultural *	$1,680	$130,970	$—
Residential real estate	1,351	1,647	1,844
Student loans	—	1,363	804

Total loans held for sale	$3,031	$133,980	$2,648

*	All commercial and agricultural loans held for sale are in nonaccrual status.
(10) Borrowings
A summary of borrowings is as follows:

	September 30,	June 30,	December 31,
(Dollars in thousands)	2005	2005	2004
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$24,481	$24,376	$28,554
FHLB advances	12,000	14,386	7,000
M&T Bank term loan	—	25,000	—
Other	6	785	—

Total short-term borrowings	$36,487	$64,547	$35,554

Long-term borrowings:
FHLB advances	$42,408	$49,423	$55,348
M&T Bank term loan	25,000	—	25,000
Other	—	3	10

Total long-term borrowings	$67,408	$49,426	$80,358

The Company’s banking subsidiaries primarily utilize federal funds purchased, securities sold under repurchase agreements and FHLB advances as borrowing sources. FI also has a credit agreement with M&T Bank. The credit agreement includes a $25.0 million term loan facility. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement and reclassified the borrowing from long-term to short-term. M&T Bank waived the event of default at June 30, 2005. As of September 30, 2005, FI and M&T Bank agreed to modify the covenants in the agreement and FI complied with the modified covenants, therefore FI classified the term loans as a long-term borrowing for the third quarter of 2005. In addition, the interest rate and maturity of the term loan facility were modified. The amended and restated term loan requires monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006, with the opportunity for a future interest rate step-down to LIBOR plus 1.75% beginning in the fourth quarter of 2006 with financial covenant compliance for the quarter ended September 30, 2006. Principal installments of $6.25 million are due annually beginning in December of 2007. The loan will continue to be collateralized by a pledge of the stock of the Company’s four subsidiary banks. If regulatory approval of the Company’s proposed merger of its subsidiary banks into one bank is received, a letter of consent will be required from M&T Bank under the terms of the credit agreement. The Company has discussed obtaining this consent with M&T Bank and has obtained its verbal commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company for the periods covered in this quarterly report. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
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
Expenses. The Company’s noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of intangible assets, computer and data processing, professional fees, other miscellaneous expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Diluted earnings per share for the 2005 third quarter were $0.76, up $0.34 per share, or 81%, compared with $0.42 for the same period last year. Net income for the third quarter was $9.0 million compared with $5.1 million in the third quarter 2004. The increase in earnings for the third quarter was primarily due to the net gain realized on the ultimate sale or settlement of the vast majority of the commercial related loans classified as held for sale. For the nine-month periods, net loss was $(0.7) million in 2005 while net income was $13.3 million in 2004. Diluted earnings (loss) per share for the first nine months were $(0.16) and $1.08 for 2005 and 2004, respectively. The loss in the first nine months of 2005 reflects the higher provision for loan losses recorded during the second quarter as a result of the write-downs associated with classifying loans as held for sale at their estimated fair value less cost to sell, as well as the impact of the loss on the sale of the BGI subsidiary, partially offset by the ultimate net gain on the sale or settlement of the vast majority of the commercial related loans classified as held for sale.
As of June 30, 2005, the Company had identified $167.3 million in loans that were transferred to held for sale at an estimated fair value less costs to sell of $131.0 million. During the third quarter of 2005, an additional $1.7 million in loans with an estimated fair value less cost to sell of $1.3 million were transferred to held for sale and $0.5 million of loans previously classified as held for sale were returned to the loan portfolio at the lower of cost or fair value. During the third quarter of 2005, the Company realized a net gain of $9.2 million on the ultimate sale or settlement of these commercial related loans held for sale and $1.7 million of these loans remained in the held for sale category at September 30, 2005. See additional discussion of “Loans Held for Sale and Commercial Related Loan Sale Results” in the Lending Activities section.
The Company’s provision for loan losses for the third quarter and nine months ended September 30, 2005 totaled $1.5 million and $27.1 million, respectively. The Company’s provision for loan losses for the third quarter and nine months ended September 30, 2004 were $2.1 million and $9.5 million, respectively. The Company’s net charge-offs for the third quarter and nine months ended September 30, 2005 totaled $1.8 million and $45.5 million, respectively. The Company’s net charge-offs for the third quarter and nine months ended September 30, 2004 were $1.9 million and $7.4 million, respectively. The 2005 increases in both the provision for loan losses and net charge-offs in comparison to prior year relate primarily to the write-downs recorded in connection with classifying certain commercial related loans as held for sale at their estimated fair value less cost to sell. At September 30, 2005, nonperforming assets totaled $19.1 million, which includes $1.7 million in commercial related loans held for sale. At December 31, 2004, nonperforming assets totaled $55.2 million.
In June 2005, the Company decided to dispose of its BGI subsidiary. As a result, in the second quarter, the Company recorded a provision for estimated loss on the sale of BGI of $1.2 million and income tax expense on the anticipated disposition of $1.1 million. In the third quarter, FI completed the sale of BGI and realized a gain of $88,000, which approximated the subsidiary’s loss from operations during the quarter. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss) for all periods presented in these consolidated financial statements.
During 2003, the Boards of Directors of NBG and BNB entered into formal agreements with the OCC. Since September 2003, significant amounts of management time at the Company and at the two banks have been devoted to achieving compliance with these formal agreements. The Company has taken various corrective actions to remediate its asset quality issues, the most significant of which was the decision to sell a substantial portion of criticized and classified loans. The remaining corrective actions by their nature will require a period of time to become fully effective. The Company has increased its staff and resources available to the Chief Risk Officer and the centralized credit function. At WCB and NBG, the responsibilities for commercial and agricultural loan credit administration requirements have been placed in a new position, Portfolio Manager. The Commercial Lending Officer position supports that function but is primarily responsible for business development and sales. This facilitates a more timely recognition of changing risks and better allocation of more qualified, specialized individuals to portfolio administration functions. In addition, Credit Risk Officers continue to report to the Chief Risk Officer, and are separate from the line lending function. A Credit Risk Officer has been named the Credit Department Manager with primary responsibility to support Portfolio Managers with all underwritings of credits through a team of Credit Analysts.
The position of Chief of Community Banking has been created and filled, to provide greater consistency and oversight of the commercial-related loan administration at all four bank subsidiaries. New board members have been added at NBG and BNB, and the board-level compliance committees at these respective banks have been reorganized to better manage and monitor compliance with the formal agreements. If the proposed merger of NBG, BNB and WCB into FTB is approved and consummated, many of the management and governance issues identified in the formal agreements will be eliminated and/or ameliorated, by virtue of the simpler reporting structure and “mirror image boards of directors” utilizing identical directors at the holding company and the bank levels.
In late July, the OCC issued Reports of Examination (“ROEs”) for the period ending December 31, 2004 for BNB and NBG and conducted exit meetings with the boards of both banks. With respect to BNB, the OCC found that while there had been progress in achieving compliance with its formal agreement, and that there had been improvement in oversight of the lending staff and bank systems, the bank was still in less than satisfactory condition and remained in noncompliance with a number of articles in the formal agreement. No new violations of law were observed, but asset quality and earnings remained less than satisfactory, and board and management supervision remained weak. With respect to NBG, the OCC was more critical, concluding that the overall condition of the bank remained unsatisfactory and that its board and management had been slow to rehabilitate the bank and achieve compliance with its formal agreement. While acknowledging the significant efforts of management, the OCC found that internal controls remained weak, that asset quality remained poor and that credit risk was high and increasing. It found that board and management supervision was unsatisfactory, and that a significant amount of work remained to be completed in order to achieve compliance with the formal agreement. The OCC also found the scope of the independent management consultant’s study required by the formal agreement to have been insufficient, and directed that it be expanded to include employees and officers of the Company who are also involved in managing the bank. Also noted were new violations of law including management’s findings last year of two Regulation O violations. Because of the repeat Regulation O and call report violations (the latter due to the revisions to the loan loss reserve in the first quarter of 2005, requiring an amendment to the year-end call report), the examiners stated they were reviewing the facts to determine if civil money penalties against the board were warranted, and would likely be sending “15 day letters” to the directors requesting additional information as part of this review. In late October 2005, “15 day letters” were sent by the OCC to the directors who had been members of the NBG board during 2004, requesting this additional information. A series of earlier “15 day letters” that were issued by the OCC in July 2004 to certain NBG directors based on the 2002 examination period were concluded without any civil money penalties being imposed, although one of the directors received a reprimand.
It is important to keep in mind that these ROEs are as of December 31, 2004, and that significant changes have occurred in the first nine months of 2005, including the resignation of NBG’s president and the appointment of Martin Birmingham as the new president. A new senior loan officer has been added, and the OCC noted that these appointments have had a positive influence, although pointing out that it is too soon to evaluate them. Also, as discussed elsewhere, both banks have sold a substantial portion of their problem loan portfolios, which has removed these loans from the banks’ balance sheets and freed up their loan workout staffs to concentrate on the problem credits that remain.
The Company for many years has operated under a decentralized, “Super Community Bank” business model, with four largely autonomous subsidiary Banks whose Boards and management have the authority to operate the Banks within guidelines set forth in broad corporate policies established at the holding company level. FI’s Board of Directors has evaluated the effectiveness of this model and believes that changes to the Company’s governance structure may enhance its performance. To implement the changes, the Company has filed applications with the New York State Banking Department and the Board of Governors of the Federal Reserve System to request approval to merge its subsidiary banks into the New York State-chartered FTB, which would then be renamed Five Star Bank.
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
A commercial related loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement or any loan that is restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the net realizable value of the collateral if the loan is collateral dependent. The majority of the Company’s loans are collateral dependent.
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
FORWARD LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. There are a number of important factors that could affect the Company’s forward-looking statements which include the ability of the Company to implement the necessary changes to be in compliance with the formal agreements with the OCC, the effectiveness of the changes the Company is making, quality of collateral associated with nonperforming loans, whether the proposed merger of subsidiary banks is approved by the regulators, the ability of customers to continue to make payments on criticized or substandard loans, the impact of rising interest rates on customer cash flows, the speed or cost of resolving bad loans, the ability to hire and train personnel, the economic conditions in the area the Company operates, customer preferences, the competition and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended September 30,
	2005	2004	$ Change	% Change
Per common share data:
Basic:
Income from continuing operations	$0.76	$0.43	$0.33	77%
Net income	$0.76	$0.42	$0.34	81%
Diluted:
Income from continuing operations	$0.76	$0.43	$0.33	77%
Net income	$0.76	$0.42	$0.34	81%
Cash dividends declared	$0.08	$0.16	$(0.08)	(50)%
Common shares outstanding:
Weighted average shares — basic	11,333,374	11,196,646
Weighted average shares — diluted	11,353,367	11,253,282
Performance ratios, annualized:
Return on average assets	1.71%	0.94%
Return on average common equity	22.43%	11.36%
Common dividend payout ratio	10.53%	38.10%
Net interest margin (tax-equivalent)	3.59%	3.98%
Efficiency ratio (2)	70.24%	59.25%
Asset quality data:
Past due over 90 days and accruing	$36	$1,179
Restructured loans	—	—
Nonaccrual loans	16,140	46,471

Total nonperforming loans	16,176	47,650
Other real estate owned (ORE)	1,197	2,089

Total nonperforming loans and other real estate owned	17,373	49,739
Nonaccrual commercial related loans held for sale	1,681	—

Total nonperforming assets	$19,054	$49,739

Net loan charge-offs	$1,824	$1,940
Asset quality ratios:
Nonperforming loans to total loans (1)	1.60%	3.76%
Nonperforming loans and ORE to total loans and ORE (1)	1.71%	3.92%
Nonperforming assets to total assets	0.91%	2.25%
Allowance for loan losses to total loans (1)	2.05%	2.46%
Allowance for loan losses to nonperforming loans (1)	128%	65%
Net loan charge-offs to average loans (annualized)	0.71%	0.60%
Capital ratios:
Average common equity to average total assets	7.30%	7.64%
Leverage ratio	7.52%	7.30%
Tier 1 risk based capital ratio	13.16%	11.21%
Risk-based capital ratio	14.41%	12.47%

(1) Ratios exclude nonaccruing commercial related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.

(2) The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$16,312	$15,427
Less: Other real estate expense	80	1
Amortization of intangibles	108	107

Net expense (numerator)	$16,124	$15,319

Net interest income	$16,257	$19,227
Plus: Tax equivalent adjustment	1,161	1,107

Net interest income (tax equivalent)	17,418	20,334
Plus: Noninterest income	14,749	5,536
Less: Gain on sale of securities	—	14
Less: Net gain on sale of commercial related loans	9,212	—

Net revenue (denominator)	$22,955	$25,856

SELECTED FINANCIAL DATA (CONTINUED)

	At or For the Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Per common share data:
Basic:
Income from continuing operations	$0.06	$1.11	$(1.05)	(95)%
Net income (loss)	$(0.16)	$1.09	$(1.25)	(115)%
Diluted:
Income from continuing operations	$0.06	$1.11	$(1.05)	(95)%
Net income (loss)	$(0.16)	$1.08	$(1.24)	(115)%
Cash dividends declared	$0.32	$0.48	$(0.16)	(33)%
Book value	$13.77	$15.21	$(1.44)	(9)%
Common shares outstanding:
Weighted average shares — basic	11,292,824	11,183,651
Weighted average shares — diluted	11,325,115	11,248,307
Period end	11,333,318	11,197,075
Performance ratios, annualized:
Return on average assets	(0.04)%	0.81%
Return on average common equity	(1.51)%	9.79%
Common dividend payout ratio	(200.0)%	44.04%
Net interest margin (tax-equivalent)	3.68%	3.90%
Efficiency ratio (1)	69.47%	58.90%
Asset quality data and ratios:
Net loan charge-offs	$45,511	$7,355
Net loan charge-offs to average loans (annualized)	5.28%	0.75%

(1) The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities, gain on sale of credit card loans and net gain on sale of commercial related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$49,322	$45,174
Less: Other real estate expense	278	98
Amortization of intangibles	323	601

Net expense (numerator)	$48,721	$44,475

Net interest income	$51,484	$56,382
Plus: Tax equivalent adjustment	3,432	3,365

Net interest income (tax equivalent)	54,916	59,747
Plus: Noninterest income	24,447	17,032
Less: Gain on sale of securities	14	88
Less: Gain on sale of credit cards	—	1,177
Less: Net gain on sale of commercial related loans	9,212	—

Net revenue (denominator)	$70,137	$75,514

NET INCOME ANALYSIS
Average Balance Sheets
The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis for the periods indicated. All average balances are average daily balances.

	For The Three Months Ended September 30,
	2005			2004
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$43,513	$395	3.61%	$14,320	$51	1.42%
Investment securities (1):
Taxable	543,281	5,542	4.08%	496,959	5,081	4.09%
Non-taxable	254,538	3,317	5.21%	242,139	3,163	5.23%

Total investment securities	797,819	8,859	4.44%	739,098	8,244	4.46%
Loans (2):
Commercial and agricultural	561,649	9,042	6.39%	787,284	11,549	5.84%
Residential real estate	266,277	4,216	6.32%	249,736	4,182	6.70%
Consumer and home equity	263,532	4,144	6.24%	247,726	3,711	5.96%

Total loans	1,091,458	17,402	6.33%	1,284,746	19,442	6.03%

Total interest-earning assets	1,932,790	$26,656	5.49%	2,038,164	$27,737	5.43%

Allowance for loans losses	(21,054)			(31,290)
Other non-interest earning assets	171,778			169,034

Total assets	$2,083,514			$2,175,908

Interest-bearing liabilities:
Savings and money market	$385,389	$962	0.99%	$420,514	$659	0.62%
Interest-bearing checking	369,824	1,187	1.27%	386,588	681	0.70%
Certificates of deposit	731,067	5,563	3.02%	748,916	4,552	2.42%
Short-term borrowings	33,348	181	2.15%	43,182	174	1.60%
Long-term borrowings	72,095	913	5.03%	81,970	905	4.39%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,608,425	9,238	2.28%	1,697,872	7,403	1.74%

Non-interest bearing demand deposits	281,023			277,192
Other non-interest-bearing liabilities	24,360			16,971

Total liabilities	1,913,808			1,992,035
Shareholders’ equity (3)	169,706			183,873

Total liabilities and shareholders’ equity	$2,083,514			$2,175,908

Net interest income — tax equivalent		17,418			20,334
Less: tax equivalent adjustment		1,161			1,107

Net interest income		$16,257			$19,227

Net interest rate spread			3.21%			3.69%

Net earning assets	$324,365			$340,292

Net interest income as a percentage of average interest-earning assets			3.59%			3.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.17%			120.04%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

	For The Nine Months Ended September 30,
	2005			2004
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$34,182	$804	3.15%	$34,593	$274	1.06%
Investment securities (1):
Taxable	525,925	15,946	4.04%	461,881	14,174	4.09%
Non-taxable	249,471	9,805	5.24%	241,032	9,614	5.32%

Total investment securities	775,396	25,751	4.43%	702,913	23,788	4.51%
Loans (2):
Commercial and agricultural	661,767	30,222	6.11%	816,915	34,922	5.71%
Residential real estate	262,038	12,539	6.39%	246,175	12,364	6.70%
Consumer and home equity	256,729	11,849	6.17%	244,407	11,378	6.22%

Total loans	1,180,534	54,610	6.18%	1,307,497	58,664	5.99%

Total interest-earning assets	1,990,112	$81,165	5.45%	2,045,003	$82,726	5.40%

Allowance for loans losses	(31,988)			(30,292)
Other non-interest earning assets	172,079			173,184

Total assets	$2,130,203			$2,187,895

Interest-bearing liabilities:
Savings and money market	$401,447	$2,718	0.91%	$424,431	$2,058	0.65%
Interest-bearing checking	386,808	3,285	1.14%	390,420	1,987	0.68%
Certificates of deposit	743,690	15,688	2.82%	766,999	14,291	2.49%
Short-term borrowings	32,674	472	1.93%	41,528	620	1.99%
Long-term borrowings	76,047	2,790	4.91%	84,469	2,727	4.31%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	1,296	10.35%	16,702	1,296	10.35%

Total interest-bearing liabilities	1,657,368	26,249	2.12%	1,724,549	22,979	1.78%

Non-interest bearing demand deposits	274,596			263,736
Other non-interest bearing liabilities	19,605			15,355

Total liabilities	1,951,569			2,003,640
Shareholders’ equity (3)	178,634			184,255

Total liabilities and shareholders’ equity	$2,130,203			$2,187,895

Net interest income — tax equivalent		54,916			59,747
Less: tax equivalent adjustment		3,432			3,365

Net interest income		$51,484			$56,382

Net interest rate spread			3.33%			3.62%

Net earning assets	$332,744			$320,454

Net interest income as a percentage of average interest-earning assets			3.68%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.08%			118.58%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

Net Interest Income
Net interest income in the third quarter of 2005 was $16.3 million, down $3.0 million from the same period last year and for the first nine months of 2005 was $51.5 million, down $4.9 million from the same period last year. Net interest margin was 3.59% for the three months ended September 30, 2005 compared with 3.98% for the same period last year. For the first nine months of 2005, net interest margin was 3.68% compared with 3.90% for the first nine months of 2004. The Company has experienced a significant change in the mix of earning assets, with increases in investment securities and federal funds sold and a decrease in loans. Loan assets generally earn higher yields than investment assets. For the third quarter of 2005, average investment securities and federal funds sold compared with the third quarter average of 2004 increased $83.8 million, while average loans decreased $256.6 million and average loans held for sale increased $63.3 million. Nearly all of the average increase in loans held for sale were nonaccruing, commercial related loans identified for sale in the second quarter of 2005 and, therefore, did not contribute to interest income in the third quarter of 2005. In addition to the lower loan base resulting from the Company’s decision to sell $169.0 million in commercial related loans, new loan originations have slowed causing an additional drop in total loans.
FI’s average cost of funds for the third quarter of 2005 was 2.28%, an increase of 54 basis points over the same period in 2004. For the nine months ended September 30, 2005 the cost of funds was 2.12%, up 34 basis points in comparison to the same period last year. The increases in the average cost of funds primarily results from higher deposit interest costs associated with increases in general market interest rates. Improved asset yields associated with higher general market rates have been mitigated by the shift in the mix of earning assets. The average yield on total earning assets for the third quarter of 2005 increased 6 basis points from the same period last year to 5.49%. Similarly, the average yield on total earnings assets for the nine months ended September 30, 2005 increased 5 basis points from the same period last year to 5.45%.
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

	Three Months ended September 30,			Nine Months ended September 30,
	2005 vs. 2004			2005 vs. 2004
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$266	$78	$344	$(10)	$540	$530

Investment securities (1):
Taxable	474	(13)	461	1,947	(175)	1,772
Non-taxable	166	(12)	154	339	(148)	191

Total investment securities	640	(25)	615	2,286	(323)	1,963
Loans (2):
Commercial and agricultural	(3,598)	1,091	(2,507)	(7,154)	2,454	(4,700)
Residential real estate	219	(185)	34	743	(568)	175
Consumer and home equity	258	175	433	563	(92)	471

Total loans	(3,121)	1,081	(2,040)	(5,848)	1,794	(4,054)

Total interest-earning assets	(2,215)	1,134	(1,081)	(3,572)	2,011	(1,561)

Interest-bearing liabilities:
Savings and money market	(84)	387	303	(158)	818	660
Interest-bearing checking	(50)	556	506	(34)	1,332	1,298
Certificates of deposit	(120)	1,131	1,011	(511)	1,908	1,397
Short-term borrowings	(53)	60	7	(129)	(19)	(148)
Long-term borrowings	(91)	99	8	(292)	355	63

Total interest-bearing liabilities	(398)	2,233	1,835	(1,124)	4,394	3,270

Net interest income	$(1,817)	$(1,099)	$(2,916)	$(2,448)	$(2,383)	$(4,831)

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.
Provision for Loan Losses
The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses for the third quarter of 2005 totaled $1.5 million, a decrease of $0.6 million compared to the $2.1 million provision for loan losses for the third quarter of 2004. The provision for the nine months ended September 30, 2005 totaled $27.1 million, an increase of $17.6 million compared to the $9.5 million provision for loan losses for the same period last year. The increase in the provision for loan losses for the quarter and year-to-date is the result of the write-downs associated with transferring loans to held for sale at their estimated fair value less cost to sell.
Net loan charge-offs in the third quarter of 2005 were $1.8 million compared to $1.9 million for the prior year’s third quarter. Net loan charge-offs to average loans (annualized) for the third quarter 2005 was 0.71% compared with 0.60% in the same quarter last year. Net loan charge-offs for the nine months ended September 30, 2005 were $45.5 million compared to $7.4 million from the same period last year. Net loan charge-offs to average loans (annualized) for the nine months ended September 30, 2005 was 5.28% compared with 0.75% for the same period last year. See the section titled “Analysis of the Allowance for Loan Losses” also.
Noninterest Income
Noninterest income for the third quarter of 2005 increased $9.2 million to $14.7 million from $5.5 million in the third quarter of 2004, and $7.4 million in the first nine months of 2005 to $24.4 million from $17.0 million for the same period last year. The year-to-date increase is largely the result of the $9.2 million net gain on the sale of the commercial related loans in the third quarter of 2005 (see additional discussion of “Loans Held for Sale and Commercial Related Loan Sale Results” in Lending Activities section), reduced by the $1.1 million gain on the sale of the credit card portfolio recorded in the second quarter of 2004. In addition, service charges on deposit accounts declined on a year-to-date basis from the introduction of a free retail checking product, an increase in commercial earnings credits and a decline in insufficient funds fees.

Noninterest Expense
Noninterest expense increased $0.9 million for the third quarter of 2005 to $16.3 million from $15.4 million for the third quarter of 2004. Salaries and benefits represent $0.2 million of the increase, while professional fees and services represent $0.4 million of the increase. For the first nine months of 2005 noninterest expense was $49.3 million compared to $45.2 million for the same period in 2004. Salaries and benefits for the first nine months of 2005 compared to 2004 have increased $1.3 million, while professional fees and services have increased $1.4 million. The increase in salaries and benefits relates to the addition of staff in the area of credit administration and loan underwriting. The increase in professional fees and services relates to activities in the area of managing asset quality, regulatory matters and consolidation activities. The increases in noninterest expense, excluding the loss on discontinued operation, combined with a decline in revenue, resulted in an increase in the efficiency ratio to 70.2% for the third quarter of 2005 compared with 59.3% for the third quarter of 2004, and 69.5% for the nine months ended September 30, 2005, compared to 58.9% for the same period a year ago. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial related loans held for sale (all from continuing operations).
Income Taxes from Continuing Operations
The provision for income taxes from continuing operations provides for Federal and New York State income taxes, which amounted to $4.2 million and $2.0 million for the third quarter of 2005 and 2004, respectively. The provision amounted to a benefit of $2.3 million and expense of $5.2 million for the nine months ended September 30, 2005 and 2004, respectively. The income tax provision (benefit) recorded for 2005 on a quarter-to-date and year-to-date basis were 31.9% and (454.7)% of income (loss) from continuing operations, respectively, in comparison to the September 30, 2004 quarter-to-date and year-to-date effective rates of 27.7%. The increase in the 2005 quarter-to-date effective tax rate is primarily due to the impact of intra-period tax allocation considerations. The 2005 year-to-date effective tax rate is due to the impact of favorable permanent differences in a pre-tax loss situation, which increases the effective tax benefit rate.
Discontinued Operation
In June 2005, the Company decided to dispose of its BGI subsidiary. As a result, in the second quarter, the Company had recorded a provision for estimated loss on the sale of BGI of $1.2 million and income tax expense on the anticipated disposition of $1.1 million. BGI was originally acquired by FI in a tax-free reorganization that limited FI’s tax basis, resulting in a taxable gain on the sale of the subsidiary. In the third quarter, FI completed the sale of BGI and realized a gain that approximated the subsidiary’s loss from operations during the quarter. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss). Prior period financial statements have been reclassified to also present operations of BGI as a discontinued operation.

ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loan Portfolio Composition
Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2005		2004		2004
Commercial	$124,025	12.3%	$203,178	16.2%	$213,722	16.9%
Commercial real estate	271,876	26.8	343,532	27.4	348,901	27.5
Agricultural	81,063	8.0	195,185	15.6	197,710	15.6
Residential real estate	269,669	26.6	259,055	20.7	254,991	20.1
Consumer and home equity	266,170	26.3	251,455	20.1	252,072	19.9

Total loans	1,012,803	100.0	1,252,405	100.0	1,267,396	100.0

Allowance for loan losses	(20,785)		(39,186)		(31,168)

Total loans, net	$992,018		$1,213,219		$1,236,228

Total gross loans decreased $239.6 million to $1.013 billion at September 30, 2005 from $1.252 billion at December 31, 2004. Commercial loans and commercial real estate loans decreased $150.8 million to $395.9 million or 39.1% of the portfolio at September 30, 2005 from $546.7 million or 43.6% of the portfolio at December 31, 2004. Agricultural loans decreased $114.1 million, to $81.1 million at September 30, 2005 from $195.2 million at December 31, 2004. The decrease in commercial related loans is primarily the result of $169.0 million in problems loans being transferred to held for sale at an estimated fair value less cost to sell of $132.3 million. The remaining decline in commercial related loans can be attributed to decreased loan production coupled with loan charge-offs and pay-offs. Commercial related loan originations have slowed as the Company has implemented more stringent underwriting requirements and focused resources on the existing loan portfolio. Included in agricultural loans were $39.8 million in loans to dairy farmers, or 3.9% of the total loan portfolio at September 30, 2005 down from $96.8 million or 7.7% of the total loan portfolio at December 31, 2004, a result of dairy loans being transferred to held for sale during 2005.
Residential real estate loans increased $10.6 million to $269.7 million at September 30, 2005 in comparison to December 31, 2004. The consumer and home equity line portfolio increased $14.7 million to $266.2 million at September 30, 2005 in comparison to December 31, 2004. The increase in residential and consumer loans reflects the Company’s efforts to expand these portfolios and results primarily from home equity and consumer indirect products.
Loans Held for Sale and Commercial Related Loan Sale Results
Loans held for sale (not included in the above table) totaled $3.0 million at September 30, 2005, comprised of nonaccruing commercial related loans (including mortgages and agricultural loans) of $1.7 million and residential real estate loans of $1.3 million. Loans held for sale (not included in the above table) totaled $2.6 million as of December 31, 2004, comprised of residential real estate loans of $1.8 million and student loans of $0.8 million.
As of June 30, 2005, FI identified $167.3 million in loans that were transferred to held for sale at an estimated fair value less costs to sell of $131.0 million. During the third quarter, FI received cash payments, settled directly with borrowers or sold to third party acquirers, substantially all of those loans in two phases. Phase I loans, which were marketed in the second quarter, consisted of $94.1 million in loans that were carried at an estimated fair value less costs to sell of $79.0 million. The Company received in the third quarter, net of selling costs, $78.7 million from the settlement or sale of the loans, or $0.3 million less than the recorded fair value. Phase II loans were marketed during the third quarter of 2005, and consisted of $73.3 million in loans that were carried at an estimated fair value less costs to sell of $52.0 million as of June 30, 2005. During the third quarter, FI added an additional $1.7 million in loans with an estimated fair value less costs to sell of $1.3 million to Phase II and $0.4 million in write-downs were charged to the allowance for loan losses as a result. In addition, FI determined not to proceed with the sale of $0.5 million in Phase II loans and returned these loans to portfolio at the lower of cost or fair value. As a result of these changes, the Phase II pool of loans held for sale amounted to $52.8 million. The Company received cash payments, settled directly with borrowers or sold to third party acquirers, $51.1 million of the Phase II loans during the third quarter 2005. The Company received, net of selling costs, $60.5 million from the settlement or sale of the Phase II loans, or $9.5 million more than the recorded fair value. The excess of $9.5 million from the settlement or sale of the Phase II loans together with the $0.3 million shortfall from the Phase I settlement or sale of loans, which collectively totals $9.2 million, was recorded as a net gain in the third quarter of 2005. At September 30, 2005, the Company had $1.7 million in loans held for sale remaining from Phase II that are carried at fair value less cost to sell and are expected to be sold during the fourth quarter of 2005.
Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Nonaccruing loans (1)
Commercial	$4,619	$20,576	$19,069
Commercial real estate	5,445	15,954	11,478
Agricultural	2,649	13,165	13,818
Residential real estate	2,924	1,733	1,593
Consumer and home equity	503	518	513

Total nonaccruing loans	16,140	51,946	46,471

Troubled debt restructured loans	—	—	—

Accruing loans 90 days or more delinquent	36	2,018	1,179

Total nonperforming loans	16,176	53,964	47,650

Other real estate owned (ORE)	1,197	1,196	2,089

Total nonperforming loans and other real estate owned	17,373	55,160	49,739

Nonaccruing commercial related loans held for sale	1,681	—	—

Total nonperforming assets	$19,054	$55,160	$49,739

Total nonperforming loans to total loans (2)	1.60%	4.31%	3.76%

Total nonperforming loans and ORE to total loans and ORE (2)	1.71%	4.40%	3.92%

Total nonperforming assets to total assets	0.91%	2.56%	2.25%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Nonperforming assets decreased to $19.1 million at September 30, 2005, compared with $55.2 million at December 31, 2004 and $49.7 million at September 30, 2004. The decline is associated with the sale of commercial related loans, as approximately $169.0 million in problem commercial related loans were classified as held for sale, written-down to fair value less costs to sell and the vast majority settled or sold during the third quarter of 2005. At September 30, 2005 nonperforming assets include $1.7 million in nonaccruing commercial related loans held for sale expected to be sold during the fourth quarter of 2005.

The following table details nonaccrual loan activity for the periods indicated.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
(Dollars in thousands)	2005	2005	2005	2004
Nonaccruing loans, beginning of period	$17,168	$62,580	$51,946	$46,471

Additions	4,657	5,981	17,473	12,576
Additions — loans held for sale	1,300	128,305	—	—
Payments	(3,729)	(4,113)	(3,544)	(4,683)
Charge-offs	(1,802)	(40,002)	(2,849)	(2,004)
Returned to accruing status	(154)	(3,873)	(215)	(48)
Transferred to other real estate	—	(740)	(231)	(366)
Transferred to loans held for sale	(1,300)	(130,970)	—	—

Nonaccruing loans, end of period	$16,140	$17,168	$62,580	$51,946

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $23.4 million and $142.9 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2005 and December 31, 2004, respectively. The significant reduction in potential problem loans is a result of the transfer of loans to loans held for sale and nonaccrual status.
Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of each Banks’ loan portfolios to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis the Company believes the allowance for loan losses is adequate at September 30, 2005.
Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The adequacy of the allowance for loan losses is subject to ongoing management review. The Company previously reported that as of December 31, 2004, it had identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses. The Company has taken various corrective actions, as described in Part I, Item 4, “Controls and Procedures,” to remediate the material weakness condition. As of September 30, 2005, it is the Company’s opinion that the material weakness has been remediated.
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

The following table sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$21,080	$30,961	$39,186	$29,064

Charge-offs(1):
Commercial	784	709	12,046	3,116
Commercial real estate	425	489	14,941	1,412
Agricultural	415	475	18,310	2,378
Residential real estate	36	139	79	162
Consumer and home equity	737	386	1,488	1,297

Total charge-offs	2,397	2,198	46,864	8,365
Recoveries:
Commercial	164	181	615	486
Commercial real estate	228	1	257	102
Agricultural	1	3	46	37
Residential real estate	4	1	12	3
Consumer and home equity	176	72	423	382

Total recoveries	573	258	1,353	1,010

Net charge-offs	1,824	1,940	45,511	7,355

Provision for loan losses	1,529	2,147	27,110	9,459

Balance at end of period	$20,785	$31,168	$20,785	$31,168

Ratio of net loan charge-offs to average loans (annualized)	0.71%	0.60%	5.28%	0.75%

Ratio of allowance for loan losses to total loans (2)	2.05%	2.46%	2.05%	2.46%

Ratio of allowance for loan losses to nonperforming loans (2)	128%	65%	128%	65%

(1)	Included in charge-offs for the three and nine months ended September 30, 2005 are charges to the allowance of $0.4 million and $37.4 million, respectively on loans transferred to loans held for sale.

(2)	Ratios exclude nonaccruing loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Net loan charge-offs were $1.8 million for the third quarter of 2005 or 0.71% (annualized) of average loans compared to $1.9 million or 0.60% (annualized) of average loans in the same period last year. The ratio of the allowance for loan losses to nonperforming loans was 128% at September 30, 2005 compared to 73% at December 31, 2004 and 65% at September 30, 2004. The ratio of the allowance for loan losses to total loans was 2.05% at September 30, 2005 compared to 3.13% at December 31, 2004 and 2.46% a year ago.

Investing Activities
The Company’s total investment security portfolio totaled $859.3 million as of September 30, 2005 compared to $766.5 million as of December 31, 2004. Further detail regarding the Company’s investment portfolio follows.
U.S. Treasury and Agency Securities
At September 30, 2005, the U.S. Treasury and Agency securities portfolio totaled $287.6 million, all of which was classified as available for sale. The portfolio is comprised entirely of U. S. federal agency securities of which approximately 58% are callable securities. These callable securities provide higher yields than similar securities without call features. At September 30, 2005 included in callable securities are $96.8 million of structured notes all of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At September 30, 2005, the structured notes had a current average coupon of 4.27% that adjust on average to 6.50% within five years. At December 31, 2004, the U.S. Treasury and Agency securities portfolio totaled $233.2 million, all of which was classified as available for sale.
State and Municipal Obligations
At September 30, 2005, the portfolio of state and municipal obligations totaled $259.2 million, of which $221.3 million was classified as available for sale. At that date, $37.9 million was classified as held to maturity, with a fair value of $38.3 million. At December 31, 2004, the portfolio of state and municipal obligations totaled $251.3 million, of which $212.0 million was classified as available for sale. At that date, $39.3 million was classified as held to maturity, with a fair value of $40.0 million.
Mortgage-Backed Securities
Mortgage-backed securities, all of which were classified as available for sale, totaled $311.3 million and $278.5 million at September 30, 2005 and December 31, 2004, respectively. The portfolio was comprised of $223.6 million of mortgage-backed pass-through securities, $81.2 million of collateralized mortgage obligations (CMOs) and $6.5 million of other asset-backed securities at September 30, 2005. The mortgage-backed pass-through securities were predominantly issued by government-sponsored enterprises (FNMA, FHLMC, or GNMA). Approximately 92% of the mortgage-backed pass-through securities were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of government agency issues and privately issued AAA rated securities. The other asset-backed securities are primarily Student Loan Marketing Association (SLMA) floaters, which are securities backed by student loans. At December 31, 2004 the portfolio consisted of $187.6 million of mortgage-backed pass-through securities, $81.3 million of CMOs and $9.6 million of other asset-backed securities. The mortgage-backed portfolio at December 31, 2004 was primarily agency issued (FNMA, FHLMC, GNMA) obligations, but also included privately issued AAA rated securities and SLMA floaters to further diversify the portfolio.
Corporate Bonds
The corporate bond portfolio, all of which was classified as available for sale, totaled $0.3 million and $0.5 million at September 30, 2005 and December 31, 2004, respectively. The portfolio was purchased to further diversify the investment portfolio and increase investment yield. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $0.9 million and $3.0 million at September 30, 2005 and December 31, 2004, respectively.

Funding Activities
Deposits
The Banks offer a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At September 30, 2005, total deposits were $1.781 billion in comparison to $1.819 billion at December 31, 2004.
The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.556 billion or approximately 87% of total deposits at September 30, 2005 compared to $1.597 billion or approximately 88% of total deposits at December 31, 2004. The core deposit base consists almost exclusively of in-market customer accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $225.0 million and $221.6 million as of September 30, 2005 and December 31, 2004, respectively. The Company also uses brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $39.3 million and $68.1 million at September 30, 2005 and December 31, 2004, respectively.
Non-Deposit Sources of Funds
The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $54.4 million and $62.3 million as of September 30, 2005 and December 31, 2004, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The Company had approximately $36.6 million and $65.1 million of immediate credit available under lines of credit with the FHLB at September 30, 2005 and December 31, 2004, respectively. The FHLB lines of credit are collateralized by FHLB stock and real estate mortgage loans. The Company also had $94.4 million and $79.4 million of credit available under unsecured lines of credit with various banks at September 30, 2005, and December 31, 2004, respectively. There were no advances outstanding on these lines of credit at September 30, 2005 and December 31, 2004, respectively. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $24.5 million and $28.6 million as of September 30, 2005 and December 31, 2004, respectively.
The Company also has a credit agreement with M&T Bank and FI pledged the stock of its subsidiary banks as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement and reclassified the borrowing from long-term to short-term. M&T Bank waived the event of default at June 30, 2005. The event of default pertained to the affirmative financial covenant in the credit agreement that required the Company to maintain a debt service coverage ratio of no less than 1.25 to 1.00. The ratio was calculated by dividing the consolidated net income of the Company over a rolling four-quarter basis by the total of the parent company only principal and estimated interest payments over the next four quarters. For the second quarter of 2005 the Company reported a net loss of $12.0 million and had a cumulative net loss over a rolling four basis of $5.4 million. At June 30, 2005, the principal and estimated interest payments over the next four quarters for the parent company was $2.9 million. The cumulative net loss created a negative debt service coverage ratio and default under the covenant. During the third quarter, FI began discussions with M&T Bank to modify the covenants in the credit agreement. As of September 30, 2005, FI and M&T Bank agreed to modify the covenants in the agreement, one of which was to exclude the second quarter 2005 loss from the debt service coverage ratio calculation. FI complied with the financial covenants under the amended agreement and classified the borrowing as long-term for the third quarter of 2005. In addition, the interest rate and maturity of the term loan facility were modified. The updated term loan requires monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00%, with the opportunity for a future interest rate step-down to LIBOR plus 1.75% upon compliance with financial covenants for the quarter ended September 30, 2006. Principal installments of $6.25 million are due annually beginning in December of 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April of 2007. There were no advances outstanding on the revolving loan as of September 30, 2005.
During 2001, FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. The Company used the net proceeds from the sale of the capital securities to partially fund the acquisition of BNB. As of September 30, 2005, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.
Equity Activities
Total shareholders’ equity amounted to $173.6 million at September 30, 2005, a decrease of $10.7 million from $184.3 million at December 31, 2004. The decrease in shareholders’ equity during the nine months ended September 30, 2005 results from the $0.7 million net loss in addition to the $4.7 million in dividends declared and $6.6 million in unrealized loss on securities offset by the $1.5 million from the issuance of common stock for exercised stock options and other purposes.
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
Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the subsidiary banks’ liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources, including credit lines with the other banking institutions, the FHLB and the Federal Reserve Bank.
The primary sources of liquidity for the parent company are dividends from subsidiaries, lines of credit and access to capital markets. Dividends from subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company’s subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company. Payment of dividends to the parent company from NBG and BNB are currently restricted by the terms of the formal agreements entered into with the OCC in September 2003, and by resolutions adopted by the boards of the banks in 2004. On June 8, 2005, the Company’s board of directors elected to reduce the Company’s common dividend to $0.08 per common share for the second quarter of 2005 from $0.16 per common share in the first quarter of 2005. During the third quarter, the Company’s board of directors declared a common dividend of $0.08 per share. Current dividends from WCB and FTB cover the cost of the parent company’s current debt service interest cost, preferred stock dividends and current common stock dividends. The banks are important sources of funds to the parent company and, if they are unable, or limited in their ability, to pay dividends, that may adversely affect the liquidity of the parent company and, over time, could adversely affect the parent company’s ability to pay dividends to its shareholders or meet its other financial obligations. The parent company cash and interest-bearing deposits totaled $9.6 million and $11.9 million at September 30, 2005 and December 31, 2004, respectively. If the proposed merger of the four subsidiary banks into a single New York State-chartered subsidiary is approved, the dividend restrictions imposed by the formal agreements with the OCC will no longer apply.
The Company’s cash and cash equivalents were $112.4 million at September 30, 2005, an increase of $66.3 million from the balance of $46.1 million at December 31, 2004. The Company’s net cash provided by operating activities was $32.9 million. The Company’s net cash provided by investing activities of $88.0 million was the result of $139.2 million of proceeds from the sale of commercial related loans held for sale, coupled with $52.7 million of net loan pay-downs and $4.6 million in proceeds from the sale of the discontinued subsidiary, offset by cash utilized in the net purchase of $104.5 million in securities and $3.9 million in premises and equipment. The $54.6 million in net cash used in financing activities resulted primarily from a $37.9 million decrease in deposits, $12.0 million in borrowing repayments and $5.6 million in dividends paid to shareholders.
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
The Company’s Tier 1 leverage ratio was 7.52% at September 30, 2005 an increase of 39 basis points from 7.13% at December 31, 2004. Total Tier 1 capital of $153.7 million at September 30, 2005 was comparable to $153.3 million at December 31, 2004. Adjusted quarterly average assets of $2.045 billion for the third quarter of 2005 were down in comparison to $2.150 billion in the fourth quarter of 2004.
The Company’s Tier 1 risk-based capital ratio was 13.16% at September 30, 2005, up from 11.27% at December 31, 2005. The Company’s total risk-weighted capital ratio was 14.41% at September 30, 2005 compared to 12.54% at December 31, 2004. Total risk-based capital at September 30, 2005 was $168.4 million a decrease of $2.1 million or 1% from December 31, 2004. Net risk-weighted assets at September 30, 2005 were $1.169 billion, down $191.2 million compared to $1.360 billion at December 31, 2004. The decline in net-risk weighted assets relates primarily to the decline in commercial related loans (typically 100% risk-weighted assets) partially offset by the increase in investment securities (typically 20% risk-weighted assets).
The total risk-based capital ratio at September 30, 2005 increased in comparison to December 31, 2004, as the decline in net-risk weighted assets previously described more than compensated for the small drop in total risk-based capital. The decline in total risk-based capital was the result of a decline in the qualifying allowance for loan losses of $2.6 million, as Tier 1 capital was relatively unchanged at September 30, 2005 in comparison to prior year-end.
The following is a summary of the risk-based capital ratios for the Company and each of the Company’s subsidiary banks:

	September 30,	December 31,
	2005	2004
Tier 1 leverage ratio
Company	7.52%	7.13%
WCB	6.99%	6.82%
NBG	8.95%	8.47%
BNB	9.70%	8.78%
FTB	6.18%	5.96%

Tier 1 risk-based capital ratio
Company	13.16%	11.27%
WCB	11.31%	9.71%
NBG	16.50%	13.36%
BNB	18.13%	15.62%
FTB	11.03%	11.40%

Total risk-based capital ratio
Company	14.41%	12.54%
WCB	12.57%	10.97%
NBG	17.76%	14.65%
BNB	19.39%	16.88%
FTB	12.28%	12.65%
The formal agreements entered into by NBG and BNB with the OCC required both banks to develop capital plans enabling them to achieve, by March 31, 2004, a Tier 1 leverage capital ratio equal to 8%, a Tier 1 risk-based capital ratio equal to 10%, and a total risk-based capital ratio of 12%. Both of the banks have met or exceeded the required ratios for each quarterly reporting period since March 31, 2004.

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

As of September 30, 2005 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion. There has been no adverse change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Changes in Internal Control Over Financial Reporting

There were no adverse changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company previously reported that as of December 31, 2004, it had identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses. The Company has taken various corrective actions to remediate the material weakness condition. Actions taken in the first nine months of 2005 on the following matters that resulted in the material weakness condition are as follows:
•	Inexperienced and inadequately trained loan officers and credit analysts

The Company has modified the responsibilities of its loan officers. At both WCB and NBG the loan officer position now has responsibilities primarily for commercial customer relationships with commercial portfolio administration responsibilities now segregated and performed by the centralized credit administration function. At both BNB and FTB responsibilities for review and approval of loan transactions greater than $250 thousand are now with the centralized credit administration function. The Company has appointed an experienced individual to manage the centralized credit department. The Company is hiring experienced credit analysts into the credit department as new positions open. Training programs have been expanded and implemented that include online credit training, policy training and risk rating definition training. Human Resource programs in skills assessment identification have been expanded and implemented.

•	Untimely identification of risk rating changes by loan officers upon receipt of new information of the borrowers

All loan officers and other responsible positions have been trained on the importance of timely identification of risk rating changes including procedures to follow related to receipt of new information from borrowers. Expanded tracking reports and systems have been implemented that enables the commercial credit administration positions to regularly monitor and report on receipt of financial information from borrowers.

•	Ineffective credit administration policies and procedures over monitoring of risk ratings

The Company’s commercial loan policy has been revised and implemented to expand the role and responsibilities of credit administration personnel over monitoring the accuracy of risk ratings. Commercial credit scoring, early alert system and administrative portfolio reports have been implemented for use in monitoring the risk rating system. A credit administration quality assurance position was established to improve procedures and monitor performance over key controls.

•	Insufficient documentation supporting the subjective factors incorporated in the Company’s calculation of the allowance for loan losses

The procedures for determining the Company’s allowance for loan losses have been modified to create responsibilities for providing supporting documentation over subjective qualitative factors and provide for additional supporting documentation on collateral valuations. An allowance for loan losses committee chaired by the Company’s Chief Risk Officer has been formed and is operating. This committee reviews and approves the Company’s allowance for loan losses on a quarterly basis.
In addition to these actions the Company engaged an external loan review firm to perform multiple loan reviews throughout 2005. To date loan reviews have been completed as of March 31, 2005 in May 2005, as of June 30, 2005 in July 2005, and as of September 30, 2005 in October 2005. This firm found risk rating variances to be within acceptable ranges and that the loan grading system is reliable.
Based on the corrective actions described above and the loan review results received from the external firm, it is the Company’s opinion that the material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses has been remediated.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In late January 2005, the Company received a letter and other information from a law firm stating that it was representing a shareholder and was writing to demand that the Board take action to remedy alleged “breaches of fiduciary duty” by certain directors and officers of the Company. The Chairman of the Board responded in early February, informing the law firm that the Board had determined to appoint a Special Committee to investigate and respond to these allegations. The Board formed a Special Committee of independent and disinterested directors in order to investigate the allegations and determine the appropriate course of action for the Board to take. On September 29, 2005, the Special Committee reported its findings and conclusions to the Board. The Special Committee concluded, after a thorough investigation conducted in conjunction with independent legal counsel, that the certain directors and officers of the Company did not breach their fiduciary duties as alleged and that it would not be in the best interests of the Company to pursue any such claims against them.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
07/01/05 — 07/31/05	—	—	—	—
08/01/05 — 08/31/05	*1,000	$14.81	—	—
09/01/05 — 09/30/05			—	—

Total	*1,000	$14.81	—	—

*  Shares were purchased in a private transaction pursuant to an agreement that priced the shares at the Company’s book value as of December 31, 2003.
The Company’s previously announced share repurchase program expired on August 7, 2004.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 of FI’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865, the “S-1 Registration Statement”)

3.3	Amended and Restated Bylaws dated February 18, 2004	Filed as Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.1	1999 Management Stock Incentive Plan	Filed as Exhibit 10.1 of the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Filed as Exhibit 10.2 of the S-1 Registration Statement

10.3	Agreement with investment banker dated March 14, 2005	Filed as Exhibit 10.3 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.4	Stock Ownership Requirements (effective January 1, 2005)	Filed as Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.5	Senior Management Incentive Compensation Plan (effective January 1, 2005)	Filed as Exhibit 10.5 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.6	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Filed as Exhibit 10.6 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.7	Employment Agreement for Randolph C. Brown dated June 2001	Filed as Exhibit 10.7 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Separation Agreement and Release for Jon J. Cooper dated March 25, 2005	Filed as Exhibit 10.1 of the Form 8-K, dated March 31, 2005

10.9	Executive Agreement with Peter G. Humphrey	Filed as Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Filed as Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Filed as Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with Thomas D. Grover	Filed as Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.13	Executive Agreement with Martin K. Birmingham	Filed as Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.14	Agreement between with Peter G. Humphrey	Filed as Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.15	Agreement with investment banker dated May 16, 2005	Filed as Exhibit 10.15 of the Form 10-Q for the quarterly period ended June 30, 2005, dated August 9, 2005

10.16	Term and Revolving Credit Loan Agreements between FI and M&T Bank, dated December 15, 2003	Filed as Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.17	Second Amendment to Term Loan Credit Agreement between FI and M&T Bank, dated September 30, 2005	Filed herewith

10.18	Fourth Amendment to Revolving Credit Agreement between FI and M&T Bank, dated September 30, 2005.	Filed herewith

11.1	Statement of Computation of Per Share Earnings	Data required by SFAS No. 128, Earnings per Share, is provided in note 3 to the unaudited consolidated financial statements in this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- CEO	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

November 4, 2005	By:	/s/ Peter G. Humphrey

Peter G. Humphrey President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board and Director

November 4, 2005	By:	/s/ Ronald A. Miller Ronald A. Miller Senior Vice President and Chief Financial Officer (Principal Accounting Officer)