Form 10-K
period 2005-12-31
FINANCIAL INSTITUTIONS INC
filed 2006-03-15
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-26481
FINANCIAL INSTITUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	16-0816610
(State of incorporation)	(I.R.S. Employer Identification Number)

220 Liberty Street Warsaw, NY	14569
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:
585-786-1100
Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO☑
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of close of business on June 30, 2005 was $191,588,658.
As of March 1, 2006 there were issued and outstanding, exclusive of treasury shares, 11,327,000 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FINANCIAL INSTITUTIONS, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
Forward Looking Statements
This Annual Report on Form 10-K, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions are intended to identify “forward-looking statements” and may include:
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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:
•	Significantly increased competition between depository and other financial institutions;

•	Changes in the interest rate environment that reduces our margins or the fair value of financial instruments;

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Declines in the value of real estate, equipment, livestock and other assets serving as collateral for our loans outstanding;

•	Legislative or regulatory changes that adversely affect our business;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in accounting policies and practices, as generally accepted in the United States of America; and

•	Actions taken by regulators with jurisdiction over the Company or its subsidiaries.
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

General
Financial Institutions, Inc. (the “Company” or “FII”) is a bank holding company headquartered in Warsaw, New York, which is located 45 miles southwest of Rochester and 45 miles southeast of Buffalo. The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. In 2005, FII’s Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged its commercial subsidiary banks into the New York State-chartered First Tier Bank & Trust (“FTB”), which was then renamed Five Star Bank (the “Bank” or “FSB”). As a result of the consolidation, the Company’s two national bank subsidiaries, National Bank of Geneva (“NBG”) and Bath National Bank (“BNB”), were merged into FTB. NBG and BNB had been subject to formal agreements entered into with the Office of the Comptroller of the Currency (“OCC”) in September 2003, as described in previous Securities Exchange Commission (“SEC”) filings, which were effectively terminated upon the consummation of the merger.
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company had two non-banking financial services subsidiaries: The FI Group, Inc. (“FIGI”) and the Burke Group, Inc. (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI, an employee benefits and compensation consulting firm, was acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income for all periods presented in these consolidated financial statements. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-banking financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-banking financial activities may require prior Federal Reserve Board (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
In February 2001, the Company formed FISI Statutory Trust I (“FISI” or the “Trust”) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to accommodate the private placement of $16.2 million in capital securities (“trust preferred securities”). Effective December 31, 2003, the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the trust recorded in other assets in the Company’s consolidated statements of financial position.
Available Information
This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.
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
Executive Officers
The following table sets forth current information about the executive officers of the Company (ages are as of December 31, 2005).

Name	Age	Starting In	Positions/Offices
Peter G. Humphrey	51	1983	President and Chief Executive Officer.

James T. Rudgers	56	2004	Executive Vice President and Chief of Community Banking. From 2002 – 2004 was Executive Vice President of Retail Banking at Hudson United Bank Corporation. From 1997 – 2002 was Senior Vice President and Principal of Manchester Humphreys, Inc.

Ronald A. Miller	57	1996	Executive Vice President, Chief Financial Officer and Corporate Secretary.

George D. Hagi	53	2006	Executive Vice President and Chief Risk Officer. From 1997 — 2005 was Senior Vice President and Director of Risk Management at First National Bankshares of Florida.

Thomas D. Grover	57	2002	Executive Vice President and Chief Risk Officer. From 2001 – 2002 was the Executive Director for Canisius College Center for Entrepreneurship. From 1999 – 2001 was Executive Vice President of Fleet Bank Small Business Services.

Kevin B. Klotzbach	52	2001	Senior Vice President and Treasurer. From 1999 – 2001 was Chief Investment Officer at Greater Buffalo Savings Bank.

Bruce H. Nagle	57	2006	Senior Vice President and Director of Human Resources. From 2000 – 2006 was Vice President of Human Resources at University of Pittsburgh Medical Center.

Employees
The Company had approximately 700 full-time equivalent employees (“FTEs”) at December 31, 2005.
Operating Segments
The Company’s primary reportable segment is its subsidiary bank, Five Star Bank (“FSB”). During 2005, the Company completed a strategic realignment, which involved the merger of its subsidiary banks into a single state-chartered bank, FSB. The Financial Services Group (“FSG”) was also deemed a reportable segment in prior years, as the Company evaluated the performance of this line of business separately. However, with the sale of BGI during 2005, the FSG segment no longer meets the thresholds included in SFAS No. 131 for separation. Therefore, segment data disclosures are excluded.
Lending Activities
General. The Bank offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity loans and lines of credit, home improvement loans, automobile loans and personal loans. Most newly originated fixed rate residential mortgage loans are sold in the secondary market and servicing rights are retained.
Lending Philosophy and Objectives. The Bank has thoroughly evaluated and updated its lending policy over the last few years. The revisions to the loan policy include a renewed focus on lending philosophy and credit objectives.
The key elements of the Bank’s lending philosophy include the following:
•	To ensure consistent underwriting, all employees must share a common view of the risks inherent in lending activities as well as the standards to be applied in underwriting and managing credit risk;

•	Pricing of credit products should be risk-based;

•	The loan portfolio must be diversified to limit the potential impact of negative events; and

•	Careful, timely exposure monitoring through dynamic use of our risk rating system, is required to provide early warning and assure proactive management of potential problems.
The Bank’s credit objectives are as follows:
•	Compete effectively and service the legitimate credit needs of our target market;

•	Enhance our reputation for superior quality and timely delivery of products and services;

•	Continue to provide competitive pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;

•	Continue the focus on government guaranteed lending and establish a specialization in this area to meet the needs of the small businesses in our communities; and

•	Comply with the relevant laws and regulations.
Loan Approval Process. The loan policy establishes standardized underwriting guidelines, as well as the Bank’s loan approval process and the appropriate committee structures necessary to facilitate and insure the highest possible loan quality decision-making in a timely and businesslike manner. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also sets limits on individual loan officer lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee levels.

Loan Review Program. The Bank’s policy includes external loan reviews, under the supervision of the Audit Committee and directed by the Chief Risk Officer, to review the Bank’s credit function in order to render an independent and objective evaluation of the Bank’s asset quality and credit administration process.
Risk Assessment Process. Risk ratings are assigned to loans in the commercial, commercial real estate and agricultural portfolios. The risk ratings are specifically used as follows:
•	Profile the risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;

•	Identify deteriorating credits; and

•	Reflect the probability that a given customer may default on its obligations.
Through the loan approval process, loan administration and loan review program, management monitors the credit risk profile of the Bank and assesses the overall quality of the loan portfolio and adequacy of the allowance for loan losses.
Delinquencies and Nonperforming Assets. The Bank has several procedures in place to assist in maintaining the overall quality of its loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on the following factors:
•	Specific allocations for individually analyzed credits;

•	Risk assessment process;

•	Historical charge-off experience;

•	Evaluation of the loan portfolio by external loan reviews;

•	Levels and trends in delinquent and nonaccrual loans;

•	Trends in volume and terms;

•	Collateral values;

•	Effects of changes in lending policy;

•	Experience, ability and depth of management;

•	National and local economic trends and conditions; and

•	Concentrations of credit.
Management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors. In order to determine the adequacy of the allowance for loan losses, the risk rating and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allocations for individually evaluated loans are established when required. An allowance is also established for groups of loans with similar risk characteristics, based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit. See also the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Commercial Loans. The Bank originates commercial loans in its primary market areas and underwrites them based on the borrower’s ability to service the loan from operating income. The Bank offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. At December 31, 2005, $25.8 million, or 22.2%, of the aggregate commercial loan portfolio were at fixed rates while $90.6 million, or 77.8%, were at variable rates. The Bank utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Commercial Real Estate Loans. In addition to commercial loans secured by real estate, the Bank makes commercial real estate loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition. At December 31, 2005, $28.3 million, or 10.7%, of the aggregate commercial real estate loan portfolio were at fixed rates while $236.4 million, or 89.3%, were at variable rates.
Agricultural Loans. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. At December 31, 2005, $11.6 million, or 15.4%, of the agricultural loan portfolio were at fixed rates while $63.4 million, or 84.6%, were at variable rates. The Bank utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Residential Real Estate Loans. The Bank originates fixed and variable rate one-to-four family residential mortgages and closed-end home equity loans collateralized by owner-occupied properties located in its market areas. The Bank offers a variety of real estate loan products, which are generally amortized for periods up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Bank sells one-to-four family residential mortgages on the secondary mortgage market and typically retains the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation (“FHLMC”) as part of its standard loan policy. At December 31, 2005, the residential mortgage servicing portfolio totaled $377.6 million, the majority of which have been sold to FHLMC. At December 31, 2005, $230.0 million, or 83.8%, of residential real estate loans retained in portfolio were at fixed rates while $44.5 million, or 16.2%, were at variable rates.
Consumer and Home Equity Loans. The Bank originates direct and indirect automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2005, $147.6 million, or 56.4%, of consumer and home equity loans were at fixed rates while $114.0 million, or 43.6%, were at variable rates.
Government Guarantee Programs. The Bank participates in government loan guarantee programs offered by the Small Business Administration (or “SBA”), United States Department of Agriculture (or ”USDA”), Rural Economic and Community Development (or “RECD”) and Farm Service Agency (or “FSA”), among others. At December 31, 2005, the Bank had loans with an aggregate principal balance of $42.1 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Bank is able to broaden its base of borrowers while minimizing credit risk.
Investment Activities
General. The Bank’s investment securities policy is contained within the overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Bank Treasurer, guided by the ALCO Committee, is responsible for investment portfolio decisions within the established policies.
The Bank’s investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate and credit risks and maximizing portfolio yield. The Company’s policy generally limits security purchases to the following:
•	U.S. treasury securities;

•	U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”));

•	U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the Federal government (e.g. the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”));

•	Mortgage-backed pass-through securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and other investment grade asset-backed securities (“ABSs”) issued predominantly by GNMA, FNMA, FHLMC and the Small Business Associations (“SBA”);

•	Investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation and revenue notes and bonds;

•	Certain creditworthy un-rated securities issued by municipalities;

•	Investment grade corporate debt, certificates of deposit and qualified preferred stock.

•	Investments in corporate bonds are limited to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investor Services, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Sources of Funds
General. Deposits and borrowed funds are the primary sources of the Company’s funds for use in lending, investing and for other general purposes. In addition, repayments on loans and securities, proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds.
Deposits. The Bank offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of savings, interest-bearing checking accounts, checking accounts, money market accounts, savings, club accounts and certificates of deposit. The Bank also offers certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts (“IRAs”) and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately sized commercial businesses, as well as a low-cost checking account service for low-income customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. On a secondary basis, the Company utilizes certificate of deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source.
Borrowed Funds. Borrowings consist mainly of advances entered into with the Federal Home Loan Bank (“FHLB”), a debt agreement with a commercial bank, Federal funds purchased and securities sold under repurchase agreements.
Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trust. The Company formed the Trust in February 2001 to facilitate the private placement of capital securities.
Supervision and Regulation
The supervision and regulation of financial and bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations.
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
The Company
The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the FRB. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect any non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior FRB approval and will be limited to those that are permissible for bank holding companies. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its subsidiaries.
Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiaries and commit resources to their support. Such support may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRB’s Regulation Y, for example, generally requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates. In late 2002, the FRB adopted Regulation W, a comprehensive synthesis of prior opinions and interpretations under Sections 23A and 23B of the Federal Reserve Act. Regulation W contains an extensive discussion of tying arrangements, which could impact the way banks and bank holding companies transact business with affiliates.
Capital Adequacy Requirements. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2005, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 13.75% and the ratio of total capital to total risk-weighted assets was 15.01%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 16 of the notes to consolidated financial statements.
In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by quarterly average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2005, the Company’s leverage ratio was 7.60%.
The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.
Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.
In addition, any entity is required to obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company.
The Bank
Five Star Bank (“FSB”or the “Bank”) is a New York State-chartered bank and a member of the Federal Reserve System. The FDIC, through the Bank Insurance Fund, insures deposits of the Bank. The supervision and regulation of FSB subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the FRB and the New York State Banking Department. Because the FRB regulates the holding company parent, the FRB also has supervisory authority that directly affects FSB.
Restrictions on Transactions with Affiliates and Insiders. Transactions between the holding company and its subsidiaries, including the Bank, are subject to Section 23A of the Federal Reserve Act, and to the requirements of Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.
Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, and to the requirements of Regulation W which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.
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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank provide a substantial part of the Company’s operating funds and, for the foreseeable future, it is anticipated that dividends paid by the Bank will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the subsidiaries. Under federal law, the subsidiaries cannot pay a dividend if, after paying the dividend, a particular subsidiary will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.
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
Examinations. The New York State Banking Department, the FRB and the FDIC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.
Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and if total assets exceed $1.0 billion, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management must have access to outside counsel and must not include representatives of large customers.
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.
The FDIC’s risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2005, the ratio of Tier 1 capital to total risk-weighted assets for the Bank was 14.87% and the ratio of total capital to total risk-weighted assets was 16.13%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 16 of the notes to consolidated financial statements.
The FDIC’s leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2005, the ratio of Tier 1 capital to average total assets (leverage ratio) was 8.20% for FSB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 16 of the notes to consolidated financial statements.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-

capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the “adequately capitalized” ratios.
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
Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by the FDIC Improvement Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.
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
During 2005, the FDIC categorized the Bank(s) as well capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution’s assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Prior to the Company’s restructuring in December 2005, the Company’s former bank subsidiaries NBG and BNB remained assigned to the well-capitalized capital group, but were placed in lower supervisory subgroups based on the formal agreements that were in place with the OCC. Because of the downgrades, the Company’s FDIC insurance premiums increased in 2005. As a result of the merger of the Company’s subsidiary banks and the FDIC risk classification for FSB, the Company expects a $1.1 million reduction in its 2006 FDIC premiums in comparison to 2005.
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

Federal Home Loan Bank System. FSB is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As members of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. Under the “membership” component, a certain minimum investment in capital stock is required to be maintained as long as the institution remains a member of the FHLB. Under the “activity-based” component, members are required to purchase capital stock in proportion to the volume of certain transactions with the FLHB. As of December 31, 2005, FSB complied with these requirements.
Enforcement Powers. The FDIC, the New York State Banking Department and the FRB have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank, as well as the officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties.
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
Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), which became effective on October 28, 2004, creates a new negotiable instrument, called a “substitute check”, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act. The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

Changing Regulatory Structure
Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a “financial holding company” by demonstrating that each of its subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the CRA. On May 12, 2000 the Company received approval from the FRB of New York to become a financial holding company resulting in the eventual formation of FIGI. During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior FRB approval and will be limited to those that are permissible for bank holding companies. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.
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
Securities Activities. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the FRB and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.
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

Compliance with the rules is mandatory after July 1, 2001. The Bank was in full compliance with the rules as of or prior to the respective effective dates.
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
The Bank approved security programs appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines. The implementation of the programs is an ongoing process.
Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations was April 1, 2001. Neither the Company nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.
USA Patriot Act
As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies or other financial institutions. During 2002, the Department of Treasury issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.
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
The Bank has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons .

Sarbanes-Oxley Act
On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts accounting firms from providing both auditing and consulting services to the same client. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
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
Fair Credit Reporting Act
In 1970, the U. S. Congress enacted the Fair Credit Reporting Act (the “FCRA”) in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provisions of the FCRA were to terminate as of December 31, 2003. With the enactment of the Fair and Accurate Transactions Act (the “FACT Act”) in late 2003, the preemption provisions of FCRA were extended, although the FACT Act imposes additional requirements on entities that gather and share consumer credit information. The FACT Act required the FRB and the Federal Trade Commission (“FTC”) to issue final regulations within nine months of the effective date of the Act. A series of regulations and announcements have been promulgated, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, the FTC’s final summaries and the final rule on prescreen notices.
FRB Final Rule on Trust Preferred Securities
On March 1, 2005, the FRB issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. Key components of the final rule are:
•	Trust preferred securities, together with other “restricted core capital elements”, can be included in a bank holding company’s tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements”;
•	Restricted core capital elements are defined to include:
•	Qualifying trust preferred securities;

•	Qualifying cumulative perpetual preferred stock (and related surplus);

•	Minority interest related to qualifying cumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary; and

•	Minority interest related to qualifying common or qualifying perpetual preferred stock issued by a consolidated subsidiary that is neither a U.S. depository institution nor a foreign bank subsidiary.
•	The sum of core capital elements will be calculated net of goodwill, less any associated deferred tax liability;

•	Internationally active bank holding companies are further limited, and must limit restricted core capital elements to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill, although they may include qualifying mandatory convertible preferred securities up to the 25% limit;

•	A five year transition period for application of quantitative limits, ending March 31, 2009.
Expanding Enforcement Authority/Enforcement Matters
The FRB, the OCC, the New York State Superintendent of Banks and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. In July 2004, various then-current and former members of the NBG Board of Directors received “15-day letters” from the OCC notifying them that the OCC was considering the imposition of civil money penalties arising out of violations of law identified in the ROE for the period ended September 30, 2002. In 2005, various then-current members of the NBG Board received a second set of “15-day letters” from the OCC pertaining to the ROE for the period ended September 30, 2004.

They jointly retained counsel and submitted responses to these letters. Although one then-current member of the NBG Board received a reprimand from the OCC, no civil money penalties have been imposed. In January 2006, the OCC imposed civil money penalties on two former NBG employees. The formal agreements that had been entered into with the OCC in September 2003 by the Boards of NBG and BNB described in previous SEC filings were effectively terminated by the Company’s merger of NBG and BNB into FTB on December 3, 2005.
Effect On Economic Environment
The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.
Item 1A. Risk Factors
Our financial results are subject to a number of risks. The factors discussed below are intended to highlight risks that management believes are most relevant to our current operating environment. This listing is not intended to capture all risks associated with our business. Additional risks, including those generally affecting the industry in which we operate, risks that we currently deem immaterial and risks generally applicable to companies that have recently undertaken similar transactions, may also negatively impact our consolidated financial position, consolidated results of operations, or liquidity.
Asset Quality. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Most loans originated by the Bank are secured, but loans may be unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events.
The Company has adopted loan policies with well-defined risk tolerance limits including individual loan officer and committee approval processes. Policies and procedures outline underwriting standards, appraisal requirements, collateral valuations, financial information reviews, and ongoing quality monitoring processes that management believes are appropriate to mitigate the risk of loss within the loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.
Interest Rate Risk. The banking industry’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Bank is subject to interest rate risk to the degree that interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than interest earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Changes in the Value of Goodwill and Other Intangible Assets. Under current accounting standards, the Company is not required to amortize goodwill but rather must evaluate goodwill for impairment at least annually. If deemed impaired at any point in the future, an impairment charge representing all or a portion of goodwill will be recorded to current earnings in the period in which the impairment occurred. The capitalized value of other intangible assets is amortized to earnings over their estimated lives. Other intangible assets are also subject to periodic impairment reviews. If these assets are deemed impaired at any point in the future, an impairment charge will be recorded to current earnings in the period in which the impairment occurred. See also Note 7 of the notes to consolidated financial statements.
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
Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. Moreover, the Company’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Dependence on Key Personnel. The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key personnel, including Erland E. Kailbourne, Chairman of the Board of Directors, Peter G. Humphrey, President and Chief Executive Officer, James T. Rudgers, Executive Vice President and Chief of Community Banking, Ronald A. Miller, Executive Vice President and Chief Financial Officer, George D. Hagi, Executive Vice President and Chief Risk Officer, Kevin B. Klotzbach, Senior Vice President and Treasurer and Bruce H. Nagle, Senior Vice President and Director of Human Resources, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also Part III, Item 10, “Directors and Executive Officers of Registrant”.
Competition. National competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition, together with changes in our strategic plan and stricter loan underwriting standards, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also the sections titled “Market Area and Competition” and “Supervision and Regulation.”
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

	TYPE OF	LEASE OR	EXPIRATION
ENTITY \ LOCATION	FACILITY	OWN	OF LEASE
Financial Institutions, Inc. and Five Star Bank

Allegany	Branch	Own	—
Amherst	Branch	Lease	February 2020
Attica	Branch	Own	—
Auburn	Branch	Own
Avoca	Branch	Own	—
Batavia	Branch	Lease	December 2006
Batavia (In-Store)	Branch	Lease	July 2009
Bath	Branch	Own	—
Bath	Drive-up Branch	Own	—
Caledonia	Branch	Lease	April 2006
Canandaigua	Branch	Own	—
Cuba	Branch	Own	—
Dansville	Branch	Lease	March 2014
Dundee	Branch	Own	—
East Aurora	Branch	Lease	January 2013
East Rochester	Branch	Lease	September 2009
Ellicottville	Branch	Own	—
Elmira	Branch	Own	—
Elmira Heights	Branch	Lease	August 2009
Erwin	Branch	Lease	July 2007
Geneseo	Branch	Own	—
Geneva	Branch	Own	—
Geneva	Drive-up Branch	Own	—
Geneva (Plaza)	Branch	Ground Lease	January 2016
Hammondsport	Branch	Own	—
Honeoye Falls	Branch	Lease	September 2017
Hornell	Branch	Own	—
Horseheads	Branch	Lease	October 2012
Lakeville	Branch	Own	—
Lakewood	Branch	Own	—
Leroy	Branch	Own	—
Mount Morris	Branch	Own	—
Naples	Branch	Own	—
North Chili	Branch	Own	—
North Java	Branch	Own	—
North Warsaw	Branch	Own	—
Olean	Branch	Own	—
Olean	Drive-up Branch	Own	—
Orchard Park	Branch	Ground Lease	January 2019
Ovid	Branch	Own	—
Pavilion	Branch	Own	—
Penn Yan	Branch	Own	—
Salamanca	Branch	Own	—
Strykersville	Branch	Own	—
Victor	Branch	Own	—
Warsaw (220 Liberty Street)	Headquarters	Lease *	November 2006
Warsaw (31 North Main Street)	Administrative Offices	Own	—
Warsaw (55 North Main Street)	Main Office	Own	—
Waterloo	Branch	Own	—
Wayland	Branch	Own	—
Williamsville	Branch	Lease	May 2006
Wyoming	Branch	Lease	June 2006
Yorkshire	Branch	Lease	November 2007

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of the Company is traded under the symbol of FISI on the Nasdaq national market. At March 1, 2006, the Company had 11,327,000 shares of common stock outstanding (exclusive of treasury shares) and approximately 2,000 shareholders of record. The following chart lists prices of actual sales transactions as reported by Nasdaq, as well as the Company’s cash dividends declared.

				Cash
	Sale Price			Dividends
	High	Low	Close	Declared

2005
First Quarter	$24.93	$18.93	$19.81	$0.16
Second Quarter	20.21	17.05	18.02	0.08
Third Quarter	20.76	15.86	18.41	0.08
Fourth Quarter	21.98	15.52	19.62	0.08

2004
First Quarter	$29.03	$20.52	$22.94	$0.16
Second Quarter	25.15	20.55	24.32	0.16
Third Quarter	24.82	20.97	22.41	0.16
Fourth Quarter	27.75	21.85	23.25	0.16
The Company pays regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and need for funds. Furthermore, there are a number of Federal banking policies and regulations that restrict the Company’s ability to pay dividends. For further discussion on dividend restrictions, refer to the Part I, Item 1 sections titled “Supervision and Regulation” and “The Company”, as these restrictions may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2005:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

10/01/05 – 10/31/05	—	$—	—	—
11/01/05 – 11/30/05	—	—	—	—
12/01/05 – 12/31/05	* 1,000	14.81	—	—

Total	1,000	$14.81	—	—

* Shares were purchased in a private transaction pursuant to an agreement that priced the shares at the Company’s book value at the previous year-end.

Item 6. Selected Financial Data

(Dollars in thousands)	December 31:
	2005	2004	2003	2002	2001

Selected Financial Condition Data

Total assets	$2,022,392	$2,156,329	$2,173,732	$2,105,034	$1,794,296
Loans	992,321	1,252,405	1,340,436	1,314,921	1,160,222
Allowance for loan losses	20,231	39,186	29,064	21,660	19,074
Securities available for sale	790,855	727,198	604,964	596,862	428,423
Securities held to maturity	42,593	39,317	47,131	47,125	61,281
Total liabilities	1,850,635	1,972,042	1,990,629	1,926,740	1,645,109
Deposits	1,717,261	1,818,949	1,818,889	1,708,518	1,433,658
Borrowed funds (1)	115,199	132,614	154,223	195,441	190,238
Total shareholders’ equity	171,757	184,287	183,103	178,294	149,187

(Dollars in thousands)	For the years ended December 31:
	2005	2004	2003	2002	2001

Selected Results of Operations Data

Interest and dividend income	$103,887	$106,175	$111,450	$118,439	$114,468
Interest expense	36,395	30,768	35,947	42,577	49,683

Net interest income	67,492	75,407	75,503	75,862	64,785

Provision for loan losses	28,532	19,676	22,526	6,119	4,958

Net interest income after provision for loan losses	38,960	55,731	52,977	69,743	59,827

Noninterest income	29,384	22,149	22,570	18,680	14,817
Noninterest expense (2)	65,492	61,767	57,283	49,749	42,605

Income from continuing operations before income taxes	2,852	16,113	18,264	38,674	32,039

Income taxes from continuing operations	(1,766)	3,170	3,923	12,248	10,932

Income from continuing operations	4,618	12,943	14,341	26,426	21,107

Gain (loss) on discontinued operations, net of tax	(2,452)	(450)	(94)	30	106

Net income	$2,166	$12,493	$14,247	$26,456	$21,213

(1)	Borrowed funds include junior subordinated debentures.

(2)	Noninterest expense includes goodwill amortization, which amounted to $1,653,000 for 2001 compared to zero in all other years presented.

Item 6. Selected Financial Data (Continued)

	At or for the years ended December 31:
	2005	2004	2003	2002	2001

Per Common Share Data

Basic:
Income from continuing operations	$0.28	$1.02	$1.15	$2.25	$1.78
Net income	0.06	0.98	1.14	2.26	1.79
Diluted:
Income from continuing operations	$0.28	$1.02	$1.14	$2.22	$1.76
Net income	0.06	0.98	1.13	2.23	1.77
Cash dividends declared on common stock	0.40	0.64	0.64	0.58	0.48
Book value	13.60	14.81	14.81	14.46	11.93
Market value	19.62	23.25	28.23	29.36	23.40

Selected Financial Ratios

Performance Ratios:
Return on average common equity	0.43%	6.55%	7.65%	17.01%	15.84%
Return on average assets	0.10	0.57	0.66	1.35	1.34
Common dividend payout (6)	666.67	65.31	56.14	25.66	26.82
Net interest margin (3)	3.65	3.90	3.99	4.40	4.64
Efficiency ratio (4)	70.18	60.41	54.26	49.18	48.17

Asset Quality Ratios:
Nonperforming loans to total loans (5)	1.82%	4.31%	3.84%	2.82%	0.86%
Nonperforming loans and other real estate to total loans and other real estate (5)	1.93	4.40	3.89	2.91	0.94
Nonperforming assets to total assets	0.97	2.56	2.40	1.82	0.61
Allowance for loan losses to total loans (5)	2.04	3.13	2.17	1.65	1.64
Allowance for loan losses to nonperforming loans (5)	112	73	56	58	190
Net charge-offs to average total loans (5)	4.27	0.74	1.11	0.30	0.23

Capital ratios:
Average common equity to average assets	7.54%	7.67%	7.74%	7.47%	7.84%
Tier 1 leverage capital	7.60	7.13	7.03	6.96	7.02
Tier 1 risk-based capital	13.75	11.27	10.18	9.82	9.81
Total risk-based capital	15.01	12.54	11.44	11.08	11.37

(3)	Net interest income divided by average interest earning assets. A tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.

(4)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities, gain on sale of credit card portfolio and net gain on sale of commercial related loans held for sale (all from continuing operations).

(5)	Ratios exclude nonaccruing commercial related loans held for sale (which amounted to $577,000 at December 31, 2005 and zero for all other years presented) from nonperforming loans and exclude loans held for sale from total loans.

(6)	Cash dividends declared on common stock divided by basic net income per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company during the year ended December 31, 2005 and the preceding two years. This discussion and the tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
Income. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, service charges on deposits, financial services group fees and commissions, mortgage banking activities, gain or loss on the sale of securities, gain or loss on sale of loans and other miscellaneous income.
Expenses. The Company’s expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional fees, other miscellaneous expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Net income was $2.2 million, $12.5 million and $14.2 million for 2005, 2004 and 2003, respectively. Diluted earnings per share for the year ended December 31, 2005 was $0.06, compared to $0.98 in 2004 and $1.13 in 2003. The return on average common equity in 2005 was 0.43%, compared to 6.55% in 2004 and 7.65% in 2003. The return on average assets in 2005 was 0.10%, compared to 0.57% in 2004 and 0.66% in 2003.
Net interest income, the principal source of the Company’s earnings, was $67.5 million in 2005 down from $75.4 million in 2004 and $75.5 million in 2003. Net interest margin was 3.65%, 3.90% and 3.99% for the year ended December 31, 2005, 2004 and 2003, respectively.
During 2005, the Company transferred $169.0 million in commercial related loans to held for sale at an estimated fair value less costs to sell of $132.3 million, therefore $36.7 in commercial related charge-offs were recorded as a result of classifying the loans as held for sale. The Company realized a net gain of $9.4 million on the ultimate sale or settlement of these commercial related loans held for sale. See additional discussion of “Loans Held for Sale and Commercial Related Loan Sale Results” in the Lending Activities section.
The provision for loan losses has had a significant impact on earnings the last three years totaling $28.5 million, $19.7 million and $22.5 million for the years ended December 31, 2005, 2004 and 2003. The provision for loan losses recorded during 2005 resulted from the Company’s decision to sell a portion of its criticized and classified commercial related loans. Nonperforming assets declined to $19.7 million at December 31, 2005 from $55.2 million at December 31, 2004, a result of the sale of the commercial related problem loans. Net loan charge-offs were $47.5 million, or 4.27% of average loans, for the year ended December 31, 2005 compared to $9.6 million, or 0.74% of average loans for 2004 and $15.1 million, or 1.11% of average loans for 2003.
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, FII’s Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged its commercial subsidiary banks into the New York State-chartered First Tier Bank & Trust (“FTB”), which was then renamed Five Star Bank

(“FSB”). The Company also sold the Burke Group, Inc (“BGI”) subsidiary during 2005 in an effort to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income and the loss on discontinued operation totaled $2.5 million, $450,000 and $94,000 for 2005, 2004 and 2003, respectively.
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
Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional discussion related to the Company’s accounting policies for the allowance for loan losses, see the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 1 of the notes to consolidated financial statements
Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During 2005 and 2004, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. For additional discussion related to the Company’s accounting policy for goodwill and other intangible assets, see Note 1 of the notes to consolidated financial statements.

ANALYSIS OF FINANCIAL CONDITION
Overview
At December 31, 2005 the Company had total assets of $2.022 billion, a decrease of 6% from $2.156 billion at December 31, 2004. Total deposits amounted to $1.717 billion and $1.819 billion at December 31, 2005 and 2004, respectively. Book value per common share was $13.60 and $14.81 at December 31, 2005 and 2004, respectively. At December 31, 2005 the Company’s total shareholders’ equity was $171.8 million compared to $184.3 million a year earlier.
Lending Activities
Loan Portfolio Composition
Loans outstanding, excluding loans held for sale and including net unearned income and net deferred fees and costs, are summarized as follows at December 31:

(Dollars in thousands)	2005	2004	2003	2002	2001

Commercial	$116,444	$203,178	$248,313	$262,630	$232,379
Commercial real estate	264,727	343,532	369,712	332,134	274,702
Agricultural	75,018	195,185	235,199	233,769	186,623
Residential real estate	274,487	259,055	246,621	244,927	234,313
Consumer and home equity	261,645	251,455	240,591	241,461	232,205

Total loans	992,321	1,252,405	1,340,436	1,314,921	1,160,222

Allowance for loan losses	(20,231)	(39,186)	(29,064)	(21,660)	(19,074)

Total loans, net	$972,090	$1,213,219	$1,311,372	$1,293,261	$1,141,148

Total loans declined 22.9% to $992.3 million at December 31, 2005 from $1.252 billion at December 31, 2004. Commercial loans decreased $86.7 million or 42.7%, while commercial real estate loans decreased by $78.8 million or 22.9%. At December 31, 2005, commercial loans totaled $116.4 million, representing 11.7% of total loans, and commercial real estate loans totaled $264.7 million, representing 26.7% of total loans. At December 31, 2005, agricultural loans, which include agricultural real estate loans, totaled $75.0 million or 7.5% of the total loan portfolio, down $120.2 million from 2004.
The decrease in commercial related loans is primarily the result of $169.0 million ($38.8 million in commercial, $55.2 million in commercial real estate and $75.0 million in agricultural) in problems loans being transferred to held for sale at an estimated fair value less costs to sell of $132.3 million and substantially all of these loans were sold and settled during 2005. The remaining decline in commercial related loans can be attributed to decreased loan production coupled with charge-offs and pay-offs. Commercial related loan originations have slowed as the Company has implemented more stringent underwriting requirements and focused resources on the existing loan portfolio.
As of December 31, 2005, residential real estate loans totaled $274.5 million or 27.7% of the portfolio, a 6.0% increase from $259.1 million or 20.7% of total loans in 2004. The increase in residential real estate loans is due to an increase in closed-end home equity loans, as the Company sells most qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio decreased to $377.6 million at December 31, 2005 from $388.1 million at December 31, 2004.
The Company also offers a broad range of consumer loan products. Consumer and home equity lines of credit totaled $261.6 and $251.5 million at December 31, 2005 and 2004, respectively. Consumer and home equity lines of credit represented 26.4% of the total loan portfolio at year-end 2005. The increase in the consumer portfolio is a reflection of the Company’s efforts to diversify risk in the loan portfolio.

Loans Held for Sale and Commercial Related Loan Sale Results
Loans held for sale (not included in the previous loans outstanding table) totaled $1.3 million at December 31, 2005, comprised of nonaccruing commercial related loans (including mortgages and agricultural loans) of $577,000 and residential real estate loans of $676,000. Loans held for sale (not included in the previous loans outstanding table) totaled $2.6 million as of December 31, 2004, comprised of residential real estate loans of $1.8 million and student loans of $804,000.
As of June 30, 2005, FII identified $167.3 million in loans that were transferred to held for sale at an estimated fair value less costs to sell of $131.0 million. During the third and fourth quarters, FII received cash payments, settled directly with borrowers or sold to third party acquirers, substantially all of those loans in two phases. Phase I loans, which were marketed in the second quarter, consisted of $94.1 million in loans that were carried at an estimated fair value less costs to sell of $79.0 million. The Company received in the third quarter, net of selling costs, $78.7 million from the settlement or sale of the loans, or $255,000 less than the recorded fair value. Phase II loans were marketed during the third quarter of 2005, and consisted of $73.3 million in loans that were carried at an estimated fair value less costs to sell of $52.0 million as of June 30, 2005. During the third quarter, FII added an additional $1.7 million in loans with an estimated fair value less costs to sell of $1.3 million to Phase II and $351,000 in write-downs were charged to the allowance for loan losses as a result. In addition, FII determined not to proceed with the sale of $613,000 in Phase II loans and returned these loans to portfolio at the lower of cost or fair value during the third and fourth quarters. Because of these changes, the Phase II pool of loans held for sale amounted to $52.7 million. The Company received, net of selling costs, $61.8 million from the settlement or sale of a substantial portion of the Phase II loans, or $9.7 million more than the recorded fair value. The excess of $9.7 million from the settlement or sale of the Phase II loans together with the $255,000 shortfall from the Phase I settlement or sale of loans, which collectively totals $9.4 million, was recorded as a net gain on sale of commercial related loans during 2005. Fair value estimates used to transfer loans to the held for sale category were primarily obtained from valuations performed by an investment banking firm. At December 31, 2005, the Company had $577,000 in nonaccruing commercial loans held for sale remaining from Phase II that are carried at fair value less cost to sell and were subsequently sold and settled during January of 2006 for amounts greater than their carrying value at December 31, 2005.

Nonaccrual Loans and Nonperforming Assets
The following table sets forth information regarding nonaccrual loans and other nonperforming assets at December 31:

(Dollars in thousands)	2005	2004	2003	2002	2001

Nonaccrual loans (1)
Commercial	$4,389	$20,576	$12,983	$12,760	$2,623
Commercial real estate	6,985	15,954	11,745	8,407	3,344
Agricultural	2,786	13,165	18,870	8,739	1,529
Residential real estate	3,096	1,733	2,496	1,065	921
Consumer and home equity	505	518	578	915	541

Total nonaccrual loans	17,761	51,946	46,672	31,886	8,958

Restructured loans	—	—	3,069	4,129	—

Accruing loans 90 days or more delinquent	276	2,018	1,709	1,091	1,064

Total nonperforming loans	18,037	53,964	51,450	37,106	10,022

Other real estate owned (ORE)	1,099	1,196	653	1,251	947

Total nonperforming loans and other real estate owned	19,136	55,160	52,103	38,357	10,969

Nonaccruing commercial related loans held for sale	577	—	—	—	—

Total nonperforming assets	$19,713	$55,160	$52,103	$38,357	$10,969

Total nonperforming loans to total loans (2)	1.82%	4.31%	3.84%	2.82%	0.86%

Total nonperforming loans and ORE to total loans and ORE (2)	1.93%	4.40%	3.89%	2.91%	0.94%

Total nonperforming assets to total assets	0.97%	2.56%	2.40%	1.82%	0.61%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Nonperforming loans (excluding nonaccruing commercial related loans held for sale) decreased to $18.0 million at December 31, 2005 from $54.0 million at December 31, 2004. Nonaccrual commercial, commercial real estate and agricultural loans decreased in 2005 and totaled $14.2 million and $49.7 million at December 31, 2005 and 2004, respectively. The decline is associated with the sale of commercial related loans, as approximately $169.0 million in problem commercial related loans were classified as held for sale, written-down to fair value less costs to sell and the vast majority settled or sold prior to 2005 year-end. At December 31, 2005, nonperforming assets include the remaining nonaccruing commercial related loans held for sale of $577,000, which were subsequently sold and settled during January of 2006.

The following table details nonaccrual loan activity for the year ended December 31:

(Dollars in thousands)	2005

Balance at beginning of year	$51,946
Additions	34,776
Additions – loans held for sale	129,605
Payments	(13,110)
Charge-offs	(47,302)
Returned to accruing status	(4,749)
Transferred to other real estate	(1,134)
Transferred to loans held for sale	(132,271)

Balance at end of year	$17,761

During 2005, the Company received $13.1 million in payments on nonaccrual loans and $4.7 million of nonaccrual loans were returned to accruing status. In addition, the Company charged-off $47.3 million in nonaccrual loans during 2005, a significant portion of which were associated with the commercial related loan sale. Along with the Company’s decision to sell a portion of its commercial related problems loans, considerable efforts have been placed on reducing the level of nonperforming assets. The Company has made investments in human resources and processes to provide for a stronger credit administration environment in the organization.
Approximately $7.5 million or 42% of the $17.8 million in nonaccrual loans at December 31, 2005 are current with respect to payment of principal and interest. Although these loans are current, the Company has classified the loans as nonaccrual because reasonable doubt exists with respect to the future collectibility of principal and interest in accordance with the original contractual terms. During the year ended December 31, 2005 the amount of interest income forgone on nonaccrual loans totaled $1.4 million and there was no interest income recognized on a cash basis for nonaccrual loans.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $23.2 million and $142.9 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2005 and 2004, respectively. The significant reduction in potential problem loans is a result of the sale of commercial related potential problem loans during 2005.
The following table summarizes the loan delinquencies (excluding past due nonaccrual loans) in the loan portfolio as of December 31, 2005:

		Accruing
		Loans
	60-89	90 Days
(Dollars in thousands)	Days	or More

Commercial	$1,205	$266
Commercial real estate	560	9
Agricultural	25	—
Residential real estate	412	—
Consumer and home equity	201	1

Total	$2,403	$276

Analysis of Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at December 31, 2005.
Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The adequacy of the allowance for loan losses is subject to ongoing management review. The Company previously reported that as of December 31, 2004, it had identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses. The Company has taken various corrective actions, as described in Part II, Item 9A, “Controls and Procedures,” to remediate the material weakness condition. At December 31, 2005, it is the Company’s opinion that the material weakness has been remediated.
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

The following table sets forth an analysis of the activity in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$39,186	$29,064	$21,660	$19,074	$13,883

Addition resulting from acquisitions	—	—	—	174	2,686

Charge-offs (1):
Commercial	12,980	4,486	8,891	1,771	1,003
Commercial real estate	15,397	1,779	2,953	944	394
Agricultural	18,543	2,519	1,876	106	58
Residential real estate	104	318	215	98	178
Consumer and home equity	2,262	1,695	2,107	1,499	1,319

Total charge-offs	49,286	10,797	16,042	4,418	2,952

Recoveries:
Commercial	864	598	525	210	58
Commercial real estate	280	103	35	69	23
Agricultural	57	39	3	36	—
Residential real estate	11	43	11	67	19
Consumer and home equity	587	460	346	329	399

Total recoveries	1,799	1,243	920	711	499

Net charge-offs	47,487	9,554	15,122	3,707	2,453

Provision for loan losses	28,532	19,676	22,526	6,119	4,958

Balance at end of year	$20,231	$39,186	$29,064	$21,660	$19,074

Ratio of net charge-offs to average loans outstanding during the year	4.27%	0.74%	1.11%	0.30%	0.23%

Ratio of allowance for loan losses to total loans (2)	2.04%	3.13%	2.17%	1.65%	1.64%

Ratio of allowance for loan losses to nonperforming loans (2)	112%	73%	56%	58%	190%

(1)	Included in charge-offs for the year ended December 31, 2005 are charges to the allowance of $36.7 million on loans transferred to loans held for sale.

(2)	Ratios exclude nonaccruing loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
At December 31, 2005, the Company’s allowance for loan losses totaled $20.2 million, a decrease of $19.0 million over the previous year-end. The allowance for loan losses represents the estimated probable losses inherent in the loan portfolio based on the Company’s comprehensive assessment. The results of this assessment resulted in a provision for loan losses of $28.5 million for 2005. The allowance as a percentage of total loans was 2.04% and 3.13% at December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to nonperforming loans increased to 112% at December 31, 2005 versus 73% at December 31, 2004.

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

At December 31,
(Dollars in thousands)	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	of	of Loans	of	of Loans	of	of Loans	of	of Loans	of	of Loans
	Allowance in Each		Allowance in Each		Allowance in Each		Allowance in Each		Allowance in Each
	for	Category	for	Category	for	Category	for	Category	for	Category
	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans

Commercial	$4,098	11.7%	$11,420	16.2%	$7,739	18.5%	$5,321	20.0%	$4,376	20.0%
Commercial real estate	6,564	26.7	9,297	27.4	5,354	27.6	4,725	25.3	3,611	23.7
Agricultural	2,187	7.5	8,197	15.6	6,078	17.6	3,711	17.7	2,341	16.1
Residential real estate	2,019	27.7	1,468	20.7	1,447	18.4	1,414	18.6	1,700	20.2
Consumer and home equity	2,769	26.4	2,122	20.1	2,161	17.9	2,007	18.4	2,578	20.0
Unallocated	2,594	—	6,682	—	6,285	—	4,482	—	4,468	—

Total	$20,231	100%	$39,186	100%	$29,064	100%	$21,660	100%	$19,074	100%

The Company’s methodology in the estimation of the allowance for loan losses includes the following broad areas:
1.	Impaired commercial, commercial real estate, agricultural and agricultural real estate loans, collectively in excess of $100,000 are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15”.

2.	The remaining portfolios of commercial, commercial real estate, agricultural and agricultural real estate loans are segmented into the following loan classification categories: uncriticized or pass, special mention, and substandard. The substandard category of loans greater than $100,000 is then further divided into two groupings based on an assessment of the individual loan’s collateralization levels (i.e. under collateralized or adequately collateralized). Loans under collateralized by less than 5% of the outstanding loan balance are treated the same as adequately collateralized loans.

3.	The substandard loans where the collateral deficiency is greater than 5% are split into loans with outstanding loan balances of $3.0 million or more and loans with outstanding loan balances under $3.0 million. The inherent risk of loss in each of these two groupings of loans is estimated based upon historical net loan charge off considerations, review of the amount of under collateralization of the loans in the respective groupings, as well as other qualitative factors. Prior to the fourth quarter of 2004 these groups of loans were considered in the aggregate with all substandard loans as described in the following paragraph related to adequately collateralized substandard loans.

4.	Uncriticized loans, special mention loans, adequately collateralized substandard loans and all substandard loans under $100,000 are assigned allowance allocations based on historical net loan charge off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies, nonaccrual loans, and risk ratings; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions, and concentrations of credit, among others.

5.	The consumer loan portfolio is segmented into six types of loans: residential real estate, home equity lines of credit, consumer direct, consumer indirect, overdrafts and personal lines of credit. Each of those categories is subdivided into categories based on delinquency status, either 90 days and over past due or under 90 days. Allowance allocations on these types of loans are based on the average loss experience over the last three years for each subdivision of delinquency status supplemented with qualitative factors containing the same elements as described above.

6.	A further component of the allowance is the unallocated portion which takes into consideration the inherent risk of loss in the portfolio not identified in the other three categories and includes such elements as risks associated with variances in the rate of historical loss experiences, information risks associated with the dependence upon timely and accurate risk ratings on loans, and risks associated with the dependence on collateral valuation techniques. This category has been reduced from the previous year due to a reduction in these risks primarily resulting from the 2005 problem loan sale discussed previously.
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
Loan Maturity and Repricing Schedule
The following table sets forth certain information regarding the amount of loans maturing or repricing in the portfolio as of December 31, 2005. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		One
	Within	Through	After
	One	Five	Five
(Dollars in thousands)	Year	Years	Years	Total

Commercial	$51,238	$38,843	$26,363	$116,444
Commercial real estate	6,117	21,040	237,570	264,727
Agricultural	12,265	19,604	43,149	75,018
Residential real estate	8,267	18,079	248,141	274,487
Consumer and home equity	8,478	111,634	141,533	261,645

Total loans	$86,365	$209,200	$696,756	$992,321

Loans maturing after one year:
With a predetermined interest rate		$160,331	$266,459
With a floating or adjustable rate		48,869	430,297

		$209,200	$696,756

Investing Activities
Investment Portfolio Composition
The Company’s total investment security portfolio increased $66.9 million to $833.4 million as of December 31, 2005 compared to $766.5 million as of December 31, 2004. The investment security increase partially results from the decrease in loans during 2005, as the Company used a portion of the cash available from the decline in loans to invest in securities. Further detail regarding the Company’s investment portfolio follows.
GSE. At December 31, 2005, the available for sale GSE securities portfolio totaled $251.9 million. The portfolio consisted of approximately $156.5 million, or 62%, of callable securities at December 31, 2005. At December 31, 2005 this category of securities also includes $99.1 million of structured notes, the majority of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At December 31, 2005, the structured notes had a current average coupon of 4.06% that adjust on average to 6.46% within five years. At December 31, 2004, the available for sale GSE securities portfolio totaled $233.2 million.
State and Municipal Obligations. At December 31, 2005, the portfolio of state and municipal obligations totaled $262.9 million, of which $220.3 million was classified as available for sale. At that date, $42.6 million was classified as held to maturity, with a fair value of $42.9 million. At December 31, 2004, the portfolio of state and municipal obligations totaled $251.3 million, of which $212.0 million was classified as available for sale. At that date, $39.3 million was classified as held to maturity, with a fair value of $40.0 million.
MBS, CMO and ABS. MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $317.6 million and $278.5 million at December 31, 2005 and 2004, respectively. The portfolio was comprised of $234.3 million of MBS, $77.4 million of CMO and $5.9 million of other ABS securities at December 31, 2005. The MBSs were predominantly issued by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 93% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists primarily of fixed rate government issues and privately issued AAA rated securities. The ABS securities are primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2004, the portfolio consisted of $187.6 million of MBSs, $81.3 million of CMOs and $9.6 million of other ABS securities.
Corporate Bonds. The available for sale corporate bond portfolio did not have a balance at December 31, 2005 and totaled $505,000 at December 31, 2004. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities. At December 31, 2005 and 2004, available for sale equity securities totaled $1.0 million and $3.0 million, respectively.

Security Yields and Maturities Schedule
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2005. No tax equivalent adjustments were made to the weighted average yields.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale:
GSE	$20,477	3.19%	$120,607	3.73%	$43,743	5.29%	$72,000	5.72%	$256,827	4.51%
MBS, CMO and ABS	143	4.52	108,431	4.30	126,301	4.38	89,524	4.26	324,399	4.32
State and municipal obligations	29,463	3.43	157,398	3.41	30,873	3.80	2,090	4.40	219,824	3.48

Total available for sale debt securities	$50,083	3.34%	$386,436	3.76%	$200,917	4.49%	$163,614	4.91%	$801,050	4.15%

Held to maturity:
State and municipal obligations	$32,139	3.31%	$6,830	4.19%	$2,471	4.91%	$1,153	5.27%	$42,593	3.59%

Total held to maturity debt securities	$32,139	3.31%	$6,830	4.19%	$2,471	4.91%	$1,153	5.27%	$42,593	3.59%

Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses present do not reflect deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates. The Company intends to hold these securities until their fair value recovers to their amortized cost, therefore management has determined that the securities that were in an unrealized loss position at December 31, 2005, and 2004 represent only temporary declines in fair value.
Funding Activities
Deposits
The Bank offers a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At December 31, 2005, total deposits were $1.717 billion in comparison to $1.819 billion at December 31, 2004. A majority of the decline in deposits relates to certificates of deposit, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits due to the increased liquidity levels.
The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.517 billion or 88.4% of total deposits at December 31, 2005 compared to $1.597 billion or 87.8% of total deposits at December 31, 2004. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $199.8 million and $221.6 million as of December 31, 2005 and 2004, respectively. The Company also utilizes brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $31.5 million and $68.1 million at December 31, 2005 and 2004, respectively. The decline in brokered certificates of deposit resulted from the Company utilizing cash available from the decline in loans to repay maturing deposits.

The daily average balances, percentage composition and weighted average rates paid on deposits are presented below for each of the years ended December 31:

(Dollars in Thousands)	2005			2004			2003
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Interest-bearing checking	$390,610	21.7%	1.26%	$396,558	21.5%	0.73%	$389,267	21.8%	0.91%
Savings and money market	393,439	21.9	0.95	424,013	22.9	0.66	411,587	23.0	0.96
Certificates of deposit under $100,000	510,981	28.5	2.84	527,298	28.5	2.45	509,056	28.4	2.93
Certificates of deposit over $100,000	226,304	12.6	3.13	233,155	12.6	2.57	234,966	13.1	2.90
Noninterest-bearing accounts	275,069	15.3	—	267,721	14.5	—	245,234	13.7	—

Total deposits	$1,796,403	100.0%	1.68%	$1,848,745	100.0%	1.33%	$1,790,110	100.0%	1.63%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2005:

	3 Months	Over 3 To	Over 6 To	Over 12
(Dollars in thousands)	Or Less	6 Months	12 Months	Months	Total

Certificates of deposit less than $100,000	$104,902	$93,410	$160,828	$118,089	$477,229

Certificates of deposit of $100,000 or more	91,058	25,325	46,693	36,769	199,845

Total certificates of deposit	$195,960	$118,735	$207,521	$154,858	$677,074

Borrowings
Outstanding borrowings are as follows at December 31:

(Dollars in thousands)	2005	2004

Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$20,106	$28,554
FHLB advances (due within one year)	15,000	7,000

Total short-term borrowings	$35,106	$35,554

Long-term borrowings:

FHLB advances	$38,391	$55,348
Other	25,000	25,010

Total long-term borrowings	$63,391	$80,358

Total short-term borrowings decreased to $35.1 million at December 31, 2005 from $35.6 million at December 31, 2004. Total long-term borrowings decreased to $63.4 at December 31, 2005 million from $80.4 million at December 31, 2004. The Company funded the borrowing reductions with cash available from the decline in loans experienced in 2005.

The Company also has a credit agreement with M&T Bank and pledged the stock of FSB as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility and a $5.0 million revolving loan facility. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement and reclassified the borrowing from long-term to short-term. M&T Bank waived the event of default at June 30, 2005. The event of default pertained to the affirmative financial covenant in the credit agreement that required the Company to maintain a debt service coverage ratio of no less than 1.25 to 1.00. The ratio was calculated by dividing the consolidated net income (loss) of the Company over a rolling four-quarter basis by the total of the parent company only principal and estimated interest payments over the next four quarters. For the second quarter of 2005 the Company reported a net loss of $12.0 million and had a cumulative net loss over a rolling four basis of $5.4 million. At June 30, 2005, the principal and estimated interest payments over the next four quarters for the parent company was $2.9 million. The cumulative net loss created a negative debt service coverage ratio and default under the covenant. During the third quarter, FII began discussions with M&T Bank to modify the covenants in the credit agreement. As of September 30, 2005, FII and M&T Bank agreed to modify the covenants in the agreement, one of which was to exclude the second quarter 2005 net loss from the debt service coverage ratio calculation. The Company complied with the financial covenants under the amended agreement and reclassified the borrowing as long-term. In addition, the interest rate and maturity of the term loan facility were modified. The updated term loan requires monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00%, which was 6.56% as of December 31, 2005, with the opportunity for a future interest rate step-down to LIBOR plus 1.75% upon compliance with financial covenants for the quarter ended September 30, 2006. Principal installments of $6.25 million are due annually beginning in December of 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April of 2007. There were no advances outstanding on the revolving loan as of December 31, 2005 or December 31, 2004.
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Overview
For the year ended December 31, 2005, income from continuing operations was $4.6 million or $0.28 per diluted share, down from $12.9 million or $1.02 per diluted share from last year. For the year ended December 31, 2005, net income was $2.2 million or $0.06 per diluted share compared with net income of $12.5 million or $0.98 per diluted share for the prior year. The primary reasons for the decline in net income in 2005 were the $7.9 million decline in net interest income, the $8.9 million increase in the provision for loan losses, and an increase in noninterest expense of $3.7 million. The Company also sold its BGI subsidiary during 2005 and incurred a loss from discontinued operations of $2.5 million in 2005 compared to $450,000 in 2004. Return on average common equity was 0.43% for 2005 compared to 6.55% in 2004. The provision for loan losses in 2005 was $28.5 million, up $8.9 million from the prior year. Noninterest expenses totaled $65.5 million in 2005, an increase of $3.7 million from 2004, which related to a $295,000 increase in salaries and benefits and a $3.4 million increase in other operating expenses. Other operating expenses include $1.4 million of restructuring costs incurred in 2005 to merge the Company’s subsidiary banks.
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

	Year ended December 31
(Dollars in thousands)	2005			2004			2003
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$42,977	$1,476	3.43%	$35,245	$448	1.27%	$45,361	$505	1.11%
Investment securities (1):
Taxable	545,496	22,200	4.07	475,180	19,343	4.07	379,932	16,073	4.23
Non-taxable	251,640	13,172	5.23	241,999	12,802	5.29	222,660	12,794	5.75

Total investment securities	797,136	35,372	4.44	717,179	32,145	4.48	602,592	28,867	4.79
Loans (2):
Commercial and agricultural	612,987	38,690	6.31	800,133	46,393	5.80	859,709	51,196	5.96
Residential real estate	264,506	16,808	6.35	248,872	16,555	6.65	255,429	18,340	7.18
Consumer and home equity	258,459	16,151	6.25	246,327	15,115	6.14	242,491	17,020	7.02

Total loans	1,135,952	71,649	6.31	1,295,332	78,063	6.03	1,357,629	86,556	6.38
Total interest-earning assets	1,976,065	108,497	5.49	2,047,756	110,656	5.40	2,005,582	115,928	5.78
Allowance for loan losses	(29,152)			(30,600)			(25,135)
Other noninterest-earning assets	169,493			173,193			175,290

Total assets	$2,116,406			$2,190,349			$2,155,737

Interest-bearing liabilities:
Interest-bearing checking	$390,610	$4,917	1.26%	$396,558	$2,903	0.73%	$389,267	$3,547	0.91%
Savings and money market	393,439	3,733	0.95	424,013	2,812	0.66	411,587	3,958	0.96
Certificates of deposit	737,285	21,605	2.93	760,453	18,909	2.49	744,022	21,758	2.92
Short-term borrowings	33,543	689	2.05	40,156	770	1.92	61,954	1,492	2.41
Long-term borrowings	73,597	3,723	5.06	83,527	3,646	4.36	81,795	3,515	4.30
Junior subordinated debentures and trust preferred securities	16,702	1,728	10.35	16,702	1,728	10.35	16,200	1,677	10.35

Total interest-bearing liabilities	1,645,176	36,395	2.21	1,721,409	30,768	1.79	1,704,825	35,947	2.11

Noninterest-bearing demand deposits	275,069			267,721			245,234
Other noninterest-bearing liabilities	19,023			15,472			21,165

Total liabilities	1,939,268			2,004,602			1,971,224

Stockholders’ equity (3)	177,138			185,747			184,513

Total liabilities and stockholders’ equity	$2,116,406			$2,190,349			$2,155,737

Net interest income – tax equivalent		72,102			79,888			79,981
Less: tax equivalent adjustment		4,610			4,481			4,478

Net interest income		$67,492			$75,407			$75,503

Net interest rate spread			3.28%			3.61%			3.67%

Net earning assets	$330,889			$326,347			$300,757

Net interest income as a percentage of average interest-earning assets			3.65%			3.90%			3.99%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.11%			118.96%			117.64%

(1)	Amounts shown are amortized cost for both held to maturity and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal tax rate of 35%.

(2)	Includes the average balance and interest earned on loans held for sale. Includes net unearned income and net deferred loan fees and costs. Nonaccrual loans are included in the average loan totals and payments on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

(3)	Includes unrealized gains/(losses) on securities available for sale, net of related taxes.

Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $67.5 million in 2005, compared to $75.4 million in 2004. Net interest margin was 3.65% for the year ended December 31, 2005, a drop of 25 basis points from the 3.90% level for the same period last year. The Company has experienced a significant change in the mix of earning assets, with increases in investment securities and federal funds sold and a decrease in loans. Loan assets generally earn higher yields than investment assets. For 2005, in comparison to 2004, average investment securities and federal funds sold increased $87.7 million, while average loans decreased $159.4 million. In addition to the lower loan base resulting from the Company’s decision to sell $169.0 million in commercial related loans during 2005, new loan originations have slowed causing an additional drop in total loans.
The Company’s yield on average earning assets was 5.49% for 2005, up 9 basis points from 5.40% in 2004. The Company’s loan portfolio yield was 6.31% for 2005, up 28 basis points from 2004, and tax-equivalent investment yield was 4.44% for 2005, down 4 basis points from 2004. The increase in loan portfolio yield is a result of the increase in general market interest rates and the associated repricing of variable rate loans during 2005, as well as the decline in nonperforming loans that occurred during 2005 as a result of the problem loan sale previously discussed. Improved loan yields have been mitigated by the shift in the mix of earning assets.
The average cost of funds for 2005 was 2.21%, an increase of 42 basis points over the same period in 2004. The increases in the average cost of funds primarily results from higher deposit interest costs associated with increases in general market interest rates. Total average interest-bearing liabilities were $1.65 billion for the year ended December 31, 2005, representing a $76.2 million decrease from 2004. Total average interest-bearing deposits were $1.52 billion for the year ended December 31, 2005, a decrease of $59.7 million or 4% lower than the average interest-bearing deposits for 2004.
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

	Year ended December 31:
(Dollars in thousands)	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$266	$762	$1,028	$(133)	$76	$(57)
Investment securities:
Taxable	2,857	—	2,857	3,878	(608)	3,270
Non-taxable	519	(149)	370	1,635	(1,627)	8

Total investment securities	3,376	(149)	3,227	5,513	(2,235)	3,278
Loans:
Commercial and agricultural	(11,771)	4,068	(7,703)	(3,435)	(1,368)	(4,803)
Residential real estate	1,021	(768)	253	(435)	(1,350)	(1,785)
Consumer and home equity	763	273	1,036	237	(2,142)	(1,905)

Total loans	(9,987)	3,573	(6,414)	(3,633)	(4,860)	(8,493)

Total interest-earning assets	$(6,345)	$4,186	$(2,159)	$1,747	$(7,019)	$(5,272)

Interest-bearing liabilities:
Interest-bearing checking	$(74)	$2,088	$2,014	$44	$(688)	$(644)
Savings and money market	(284)	1,205	921	74	(1,220)	(1,146)
Certificates of deposit	(686)	3,382	2,696	359	(3,208)	(2,849)
Short-term borrowings	(131)	50	(81)	(420)	(302)	(722)
Long-term borrowings	(522)	599	77	71	60	131
Junior subordinated debentures and trust preferred securities	—	—	—	51	—	51

Total interest-bearing liabilities	(1,697)	7,324	5,627	179	(5,358)	(5,179)

Net interest income	$(4,648)	$(3,138)	$(7,786)	$1,568	$(1,661)	$(93)

Provision for Loan Losses
The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses totaled $28.5 million in 2005, compared to $19.7 million in 2004. Net loan charge-offs were $47.5 million, or 4.27% of average loans, for the year ended December 31, 2005 compared to $9.6 million, or 0.74% of average loans for 2004. The ratio of the allowance for loan losses to nonperforming loans was 112% at December 31, 2005 versus 73% at December 31, 2004. The ratio of allowance for loan losses to total loans was 2.04% and 3.13% at December 31, 2005 and 2004, respectively. The significant increase in the provision for loan losses in 2005 as compared to 2004 was a result of the Company’s decision to sell a substantial portion of its problem loans during 2005. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.

Noninterest Income
The following table presents the major categories of noninterest income during the years ended December 31:

(Dollars in thousands)	2005	2004

Service charges on deposits	$11,586	$11,987
Financial services group fees and commissions	2,687	2,518
Mortgage banking activities	1,597	2,147
Gain on sale of securities	14	248
Gain on sale of credit card portfolio	—	1,177
Net gain on sale of commercial related loans	9,369	—
Other	4,131	4,072

Total noninterest income	$29,384	$22,149

Noninterest income increased 33% to $29.4 million in 2005 compared to $22.1 million in 2004. The increase was attributed to the net gain of $9.4 million on the sale of commercial related loans that more than offset the decline in mortgage banking activities, service charges on deposit accounts and other noninterest income categories. The Company also realized a $1.2 million gain on the sale of its credit card portfolio in 2004.
Noninterest Expense
The following table presents the major categories of noninterest expense during the years ended December 31:

(Dollars in thousands)	2005	2004

Salaries and employee benefits	$34,763	$34,468
Occupancy and equipment	9,022	8,436
Supplies and postage	2,173	2,319
Amortization of other intangible assets	430	709
Computer and data processing	1,930	1,780
Professional fees	4,748	3,285
Other	12,426	10,770

Total noninterest expense	$65,492	$61,767

Noninterest expense was $65.5 million in 2005 compared to $61.8 million in 2004. The most significant component of noninterest expense is salaries and benefits, which totaled $34.8 million in 2005 and $34.5 million in 2004. Salaries and benefits increased in 2005 from 2004 by only $295,000 or less than 1%. While salaries and benefits costs are up as a result of the additions to staff in the commercial loan origination and monitoring areas, the reduction in bonus and incentive compensation awards in 2005 as compared to 2004 have offset this cost increase to a large degree. Occupancy and equipment increased to $9.0 million in 2005 from $8.4 in 2004. Higher expenses were incurred throughout 2005 to implement the numerous organizational changes and restructuring charges of $1.4 million were incurred related to the reorganization. Legal, consulting and professional fees totaled $4.7 million for 2005 and the increase was associated with resolving the Company’s asset quality issues, regulatory issues and restructuring, as well as legal costs related to the special committee’s investigation resulting from a demand letter received from a law firm representing a shareholder. The increase in noninterest expenses, coupled with the flattening of revenue growth, were the principal factors in the rise in the Company’s efficiency ratio to 70.18% for 2005, compared to 60.41% for 2004.

Income Taxes From Continuing Operations
The provision for income taxes provides for Federal and New York State income taxes and income taxes from continuing operations amounted to a benefit of $1.8 million and expense of $3.2 million for the years ended December 31, 2005 and 2004, respectively. The fluctuation in income tax expense corresponds in general with taxable income levels for each year. The effective tax rate for 2005 was (61.9)%, compared to 19.7% in 2004. The 2005 effective tax rate is due to the relationship between the size of the favorable permanent differences and pre-tax income from continuing operations, which results in the unusual effective tax benefit rate.
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
Discontinued Operation
The Company disposed of its BGI subsidiary in 2005. As a result, the Company recorded a loss from operations of the discontinued subsidiary of $340,000, a loss on the sale of BGI of $1.1 million and income tax expense associated with discontinued operations of $1.0 million for the year ended December 31, 2005. For the year ended December 31, 2004, the Company recorded a loss from operations of discontinued subsidiary of $599,000 and associated income tax benefit of $149,000. BGI was originally acquired by FII in a tax-free reorganization that limited FII’s tax basis, resulting in a taxable gain on the sale of the subsidiary. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss). Prior period financial statements have been reclassified to also present operations of BGI as a discontinued operation. See also Note 2 of the notes to consolidated financial statements.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Overview
For the year ended December 31, 2004, income from continuing operations was $12.9 million or $1.02 per diluted share, down from $14.3 million or $1.14 per diluted share from last year. For the year ended December 31, 2004, net income was $12.5 million or $0.98 per diluted share compared with net income of $14.2 million or $1.13 per diluted share for the prior year. Return on average common equity was 6.55% for the twelve months of 2004 compared to 7.65% in 2003. The provision for loan losses was $19.7 million and $22.5 million for the years ended December 31, 2004 and 2003, respectively.
Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $75.4 million in 2004 comparable to $75.5 million in 2003. Net interest margin was 3.90% for the year ended December 31, 2004, a drop of 9 basis points from the 3.99% level for 2003. Net interest margin declined in 2004, partially a result of the historically low interest rate environment. Although interest rates began to rise from historically low levels during 2004, the Company’s yields on earning assets declined more rapidly than the cost of funds.

The Company’s yield on average earning assets was 5.40% for 2004, down 38 basis points from 5.78% in 2003. The Company’s loan portfolio yield was 6.03%, down 35 basis points from the prior year. The tax-equivalent investment yield was 4.48% for 2004, down 31 basis points from 2003.
Total average interest-bearing liabilities were $1.72 billion for the year ended December 31, 2004 representing a $16.6 million increase over 2003. Total average interest-bearing deposits were $1.58 billion for the year ended December 31, 2004, an increase of $36.1 million or 2% over the average interest-bearing deposits for 2003. The Company’s cost of interest-bearing liabilities was 1.79% for 2004, a drop of 32 basis points from 2003.
Provision for Loan Losses
The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses was $19.7 million in 2004 compared to $22.5 million in 2003. Nonperforming loans increased to $54.0 million at December 31, 2004 compared to $51.5 million at December 31, 2003. Nonaccrual commercial and commercial real estate loans increased in 2004 and totaled $36.5 million and $24.7 million at December 31, 2004 and 2003, respectively. Offsetting the increase in commercial nonaccrual loans was a decline in agricultural nonaccrual loans to $13.2 million at December 31, 2004 and a decline in restructured loans. Net loan charge-offs were $9.6 million, or 0.74% of average loans, for the year ended December 31, 2004 compared to $15.1 million, or 1.11% of average loans for 2003. Commercial and commercial mortgage loans represented $5.6 million of net charge-offs in 2004. The provision for loan losses declined in 2004 as compared to 2003 due to the reduced levels of net loan charge-offs, largely offset by an increase in nonperforming loans and potential problem loans. The ratio of the allowance for loan losses to nonperforming loans was 73% at December 31, 2004 versus 56% at December 31, 2003. The ratio of allowance for loan losses to total loans was 3.13% and 2.17% at December 31, 2004 and 2003, respectively.
Noninterest Income
The following table presents the major categories of noninterest income during the years ended December 31:

(Dollars in thousands)	2004	2003

Service charges on deposits	$11,987	$11,461
Financial services group fees and commissions	2,518	2,190
Mortgage banking activities	2,147	4,036
Gain on sale of securities	248	1,041
Gain on sale of credit card portfolio	1,177	—
Other	4,072	3,842

Total noninterest income	$22,149	$22,570

Noninterest income decreased 2% to $22.1 million in 2004 compared to $22.6 million in 2003. The decrease in noninterest income is primarily attributed to the decline in mortgage banking activities, which includes gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization and impairment of mortgage servicing rights, which corresponds to the lower volume of residential mortgage loans sold in 2004 relative to the historically high levels of refinancing activity experienced in 2003. The decline in mortgage banking activities was partially offset by a $1.2 million gain from the sale of the Company’s credit card portfolio during 2004. The increases in income from service fees, financial services group fees and commissions and other income mostly offset the decline in gain on securities compared with last year.

Noninterest Expense
The following table presents the major categories of noninterest expense during the years ended December 31:

(Dollars in thousands)	2004	2003

Salaries and employee benefits	$34,468	$31,414
Occupancy and equipment	8,436	7,883
Supplies and postage	2,319	2,299
Amortization of other intangible assets	709	1,126
Computer and data processing	1,780	1,716
Professional fees	3,285	1,823
Other	10,770	11,022

Total noninterest expense	$61,767	$57,283

Noninterest expense was $61.8 million in 2004 compared to $57.3 million in 2003. The most significant component of noninterest expense is salaries and benefits, which totaled $34.5 million in 2004 and $31.4 million in 2003. The 10% increase in salaries and benefits relates in part to staff and resources added within the credit administration function. Occupancy and equipment increased to $8.4 million in 2004 from $7.9 in 2003 as a result of opening new branch offices and higher operating costs related to the expansion of staff. The company also experienced a substantial increase in professional fees to $3.3 million in 2004 from $1.8 million in 2003. The increase related to professional and consulting fees associated with the reorganization of loan operations, compliance with the Sarbanes-Oxley Act of 2002 and a comprehensive special review of risk ratings on the commercial loan portfolio. The increase in noninterest expenses, coupled with the flattening of revenue growth, were the principal factors in the rise in the Company’s efficiency ratio to 60.41% for 2004, compared to 54.26% for 2003.
Income Taxes From Continuing Operations
The provision for income taxes provides for Federal and New York State income taxes and income taxes from continuing operations amounted to $3.2 million and $3.9 million for the years ended December 31, 2004 and 2003, respectively. The fluctuation in income tax expense corresponds in general with taxable income levels for each year. The effective tax rate for 2004 was 19.7%, compared to 21.5% in 2003. The lower effective tax rate in 2004 is primarily attributable to tax exempt interest income constituting a larger proportion of income before income tax expense.
Discontinued Operation
For the year ended December 31, 2004, the Company recorded a loss from operations of discontinued subsidiary of $599,000 and associated income tax benefit of $149,000. For the year ended December 31, 2003, the Company recorded a loss from operations of discontinued subsidiary of $40,000 and associated income tax expense of $54,000.
FOURTH QUARTER RESULTS
Income from continuing operations for the fourth quarter of 2005 was $2.8 million or $0.22 per diluted share, compared with income of $9.0 million or $0.76 per diluted share for the third quarter of 2005 and a loss of $0.6 million or $0.09 per diluted share for the fourth quarter of 2004. Net income for the fourth quarter of 2005 was $2.9 million or $0.22 per diluted share, compared with net income of $9.0 million or $0.76 per diluted share for the third quarter of 2005 and a net loss of $831,000 or $0.11 per diluted share in the fourth quarter of the prior year. The decline from the third quarter of 2005 primarily related to a decrease in noninterest income to $4.9 million in the fourth quarter from $14.7 million in the third quarter, which results from the net gain of $9.2 million on the sale of commercial related loans recorded in the third quarter of 2005. Fourth quarter 2005 net income of $2.9 million represents a $3.7 million increase from fourth quarter 2004 net loss of $831,000. The fourth quarter 2005 provision for loan losses of $1.4 million was $8.8 million lower than the $10.2 million provision for loan losses in the fourth quarter of 2004. Return (loss) on average common equity (annualized) for the fourth quarter 2005 was 6.39% compared with (2.78)% for the fourth quarter 2004. Return (loss) on average assets (annualized) for the 2005 fourth quarter increased to 0.55% compared with (0.15)% for the same quarter last year. The increase in return ratios resulted from the combination of a $8.8 million decrease in provision for loan losses, a $180,000 decrease in noninterest income and a $423,000 decrease in noninterest expense.
Net interest income for the fourth quarter of 2005 declined $3.0 million compared to the same quarter last year, or 16%, to $16.0 million primarily the result of a 36 basis point drop in average net interest margin, a $121.6 million reduction in average earning assets coupled with a change in the mix of those earning assets from higher yielding loan assets into lower yielding investment assets. The net interest margin for the fourth quarter of 2005 was 3.55% compared with 3.91% in the same quarter last year.
The provision for loan losses totaled $1.4 million for fourth quarter 2005 compared with $1.5 million for the third quarter of 2005 and $10.2 million for the fourth quarter of 2004. Net loan charge-offs were $2.0 million, or 0.79% of average loans, for the fourth quarter 2005 compared to $2.2 million, or 0.70% of average loans for the fourth quarter 2004.
Noninterest income for the fourth quarter of 2005 declined $180,000, or 4%, to $4.9 million, from $5.1 million in the fourth quarter of 2004. The primary reason was the $257,000 decline in mortgage banking activities, as residential mortgage volume has slowed as a result of the rising interest rate environment.
Noninterest expense for the fourth quarter of 2005 was $16.2 million, a 3% decrease from $16.6 million in the fourth quarter of 2004. Salaries and benefits declined $1.0 million to $7.9 million in the fourth quarter of 2005 compared to the same quarter last year. The decline was a result of staff reductions associated with the merger and a reversal of certain bonus and incentive accruals due to full-year 2005 financial results. Other noninterest expense increased $616,000 to $8.3 million in the fourth quarter of 2005 compared to the same quarter last year. This increase in other noninterest expenses is partially due to one-time restructuring costs incurred in the fourth quarter of 2005.
Average deposits were down 5% for the fourth quarter 2005 to $1.77 billion in comparison to the same quarter last year. A majority of the decline in deposits relates to certificates of deposit, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits due to the higher liquidity levels resulting from the decline in loans. Total loans declined 21% to $992.3 million as of December 31, 2005 compared with $1.25 billion at the end of the prior year. The sale of commercial related problem loans and tighter credit administration policies are the principal causes for the reduced loan levels.
Nonperforming assets at December 31, 2005 were $19.7 million compared with $19.1 million at September 30, 2005, and $55.2 million at the December 31, 2004. This decline from the prior year was primarily a result of the sale of commercial related problem loans in 2005. The sale of commercial related problem loans during the year significantly reduced the ratio of nonperforming loans and other real estate owned to 1.93% of total loans and other real estate owned compared with 4.40% at December 31, 2004. The allowance for loan losses to nonperforming loans at December 31, 2005 also measurably improved to 112% compared with 73% at the same time in the prior year.

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
Liquidity at the Bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the Federal Reserve Bank.
The primary source of liquidity for the parent company is dividends from the Bank, lines of credit (including the M&T loan), and access to capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Company’s Bank relies on cash flows from operations, core deposits, borrowings, short-term liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company. See “Management Discussion and Analysis of Financial Condition and Results of Operation”, which is incorporated herein by reference.
The Company’s cash and cash equivalents were $91.9 million at December 31, 2005, an increase of $45.8 million from $46.1 million at December 31, 2004. The Company’s net cash provided by operating activities totaled $44.6 million. The principal source of operating activity cash flow was the Company’s net income adjusted for noncash income and expenses items, which together accounted for approximately $43.7 million of net cash flow. The Company utilized its cash in investing activities through the net acquisition of $84.5 million in securities and $4.8 million in premises and equipment. Net cash provided from investment activities included $70.9 million of loan payments in excess of loan originations, $140.5 million generated from the sale of commercial related loans and $4.5 million from the sale of the discontinued subsidiary. The Company utilized cash in financing activities by funding a $101.7 million decrease in deposits, reducing debt by $17.4 million and paying $6.9 million in dividends to shareholders.
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2005:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$4,459	$635	$1,063	$835	$1,926
Long-term borrowings	63,391	67	30,064	33,123	137
Junior subordinated debentures	16,702	—	—	—	16,702

Total obligations	$84,552	$702	$31,127	$33,958	$18,765

Off-Balance Sheet Arrangements
The Company has guaranteed distributions and payments for redemption or liquidation of trust preferred securities issued by a wholly owned, deconsolidated subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated statement of financial condition as junior subordinated debentures. The subsidiary’s trust preferred securities currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For further information regarding the junior subordinated debentures issued to unconsolidated subsidiary trust, see Note 10 of the notes to consolidated financial statements.
In the normal course of business, the Company has outstanding commitments to extend credit, which are not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2005 stand-by letters of credit totaling $9.5 million and unused loan commitments of $231.5 million were contractually available. Comparable amounts for these commitments at December 31, 2004 were $10.8 million and $245.8 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding. For further information regarding the outstanding loan commitments, see Note 12 of the notes to consolidated financial statements.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. At December 31, 2005, the total notional amount of these derivatives (rate lock agreements and forward commitments) held by the Company amounted to $8.2 million.
Capital Resources
The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%. The following table reflects the changes in the components of those ratios:

(Dollars in thousands)	2005	2004	2003

Total shareholders’ equity	$171,757	$184,287	$183,103
Less:Unrealized gain (loss) on securities available for sale	(6,178)	3,884	8,197
Disallowed goodwill and other intangible assets	38,839	43,476	43,556
Plus:Minority interests in consolidated subsidiaries	—	178	172
Qualifying trust preferred securities	16,200	16,200	16,200

Total Tier 1 capital	$155,296	$153,305	$147,722

Adjusted quarterly average assets	$2,042,731	$2,149,947	$2,102,061
Tier 1 leverage ratio	7.60%	7.13%	7.03%

Total Tier 1 capital	$155,296	$153,305	$147,722
Plus:Qualifying allowance for loan losses	14,191	17,271	18,270

Total risk-based capital	$169,487	$170,576	$165,992

Net risk-weighted assets	$1,129,277	$1,359,803	$1,450,839
Total risk-based capital ratio	15.01%	12.54%	11.44%
The Company’s Tier 1 leverage ratio was 7.60% at December 31, 2005. The ratio increased from 7.13% at December 31, 2004. Total Tier 1 capital of $155.3 million at December 31, 2005 increased $2.0 million from $153.3 million at December 31, 2004. Total shareholder’s equity declined $12.5 million in 2005, the result of a $7.9 million comprehensive loss and the declaration of $6.0 million in common and preferred dividends, which were offset by $1.4 million in net equity issuance. Total Tier 1 capital increased $2.0 million with the drop of $12.5 million in shareholders’ equity offset by the exclusion of a $10.1 million decline in the unrealized value of securities available for sale and a $4.6 million decline in disallowed goodwill and other intangible assets, principally the result of the sale of BGI.
The Company’s total risk-based capital ratio was 15.01% at December 31, 2005, up from 12.54% at December 31, 2004. Total risk-based capital was $169.5 million at December 31, 2005, a decrease of $1.1 million from $170.6 million at December 31, 2004. The improvement in the risk-based capital ratio is the result of a significant change in the Company’s asset composition. As a result of the Company’s commercial related loan sale in 2005 and other declines in loans, coupled with an increase in investment securities, the Company has a significantly higher percentage of its assets in lower risk-weight investment securities and a smaller percentage of higher risk-weighted loans.
RECENT ACCOUNTING DEVELOPMENTS
In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP requires that an investor recognize an other-than-temporary impairment loss when it determines that an impaired security will not fully recover prior to the expected time of sale or maturity. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires companies to recognize in the income statement, over the requisite service period, the estimated grant-date fair value of stock options and other equity-based compensation issued to employees and directors using option pricing models, which eliminates the ability to account for stock options under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. In April 2005, the SEC delayed the effective date of SFAS No. 123R, which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after January 1, 2006 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to that date will be recognized in the income statement as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. The Company expects the adoption to have a significant effect on its consolidated results of operations in a manner similar to the pro forma expense disclosed in the “Stock Compensation Plans” section of Note 1 in the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Company’s Board of Directors. The Company’s senior management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Senior Management develops an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.
Net Interest Income at Risk Analysis
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis at December 31, 2005:

(Dollars in thousands)
Change in Interest
Rates in Basis Points	Net Interest Income			Economic Value of Equity
(Rate Shock)	Amount	$ Change	% Change	Amount	$ Change	% Change

200	$66,315	$(31)	(0.05)%	$272,377	$(33,943)	(11.08)%
100	66,480	134	0.20%	288,003	(18,316)	(5.98)%
Static	66,346	—	—	306,320	—	—
(100)	66,132	(214)	(0.32)%	322,252	15,933	5.20%
(200)	64,825	(1,521)	(2.29)%	328,053	21,733	7.09%
The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2005, a 200 basis point increase in rates would decrease net interest income by $31,000, or 0.05%, over the next twelve-month period. A 200 basis point decrease in rates would decrease net interest income by $1.5 million, or 2.29%, over a twelve-month period. As of December 31, 2005, a 200 basis point increase in rates would decrease the economic value of equity by $33.9 million, or 11.08%, over the next twelve-month period. A 200 basis point decrease in rates would increase the economic value of equity by $21.7 million, or 7.09%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.
In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary as deemed appropriate as the economic and interest rate environments change.

Gap Analysis
The following table (the “Gap Table”) sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) are subject to immediate withdrawal and are therefore shown to re-price in the period of less than 30 days. Prepayment and re-pricing rates can have a significant impact on the estimated gap. The results shown are based on numerous assumptions and there can be no assurance that the presented results will approximate actual future activity.

(Dollars in thousands)	December 31, 2005
	Volumes Subject to Repricing Within
	0-30	31-180	181-365	1-3	3-5	>5	Non-
	days	days	days	years	years	years	Sensitive	Total

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$44,682	$77	$194	$—	$—	$—	$—	$44,953
Investment securities (1)	10,002	66,590	65,530	314,559	162,315	214,452	—	833,448
Loans (2)	361,080	74,366	74,332	218,225	145,284	115,978	4,309	993,574

Total interest- earning assets	415,764	141,033	140,056	532,784	307,599	330,430	4,309	1,871,975

Interest-bearing liabilities:
Interest-bearing checking, savings and money market deposits	755,229	—	—	—	—	—	—	755,229
Certificates of deposit	95,945	218,677	207,551	139,611	14,776	514	—	677,074
Borrowed funds (3)	1,215	5,075	11,291	47,590	25,649	24,379	—	115,199

Total interest- bearing liabilities	852,389	223,752	218,842	187,201	40,425	24,893	—	1,547,502

Period gap	$(436,625)	$(82,719)	$(78,786)	$345,583	$267,174	$305,537	$4,309	$324,473

Cumulative gap	$(436,625)	$(519,344)	$(598,130)	$(252,547)	$14,627	$320,164	$324,473

Period gap to total assets	(21.59)%	(4.09)%	(3.90)%	17.09%	13.21%	15.11%	0.21%	16.04%

Cumulative gap to total assets	(21.59)%	(25.68)%	(29.58)%	(12.49)%	0.72%	15.83%	16.04%

Cumulative interest-earning assets to cumulative interest- bearing liabilities	48.78%	51.74%	53.81%	82.96%	100.96%	120.69%	120.97%

(1)	Amounts shown include the amortized cost of held to maturity securities and the fair value of available for sale securities.

(2)	Amounts shown include loans held for sale and are net of unearned income and net deferred fees and costs.

(3)	Amounts shown include junior subordinated debentures.
For purposes of interest rate risk management, the Company directs more attention on simulation modeling, such as “net interest income at risk” as previously discussed, rather than gap analysis. The net interest income at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Item 8. Financial Statements and Supplementary Data
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and 2004

(Dollars in thousands, except per share amounts)	2005	2004

Assets
Cash, due from banks and interest-bearing deposits	$47,258	$45,249
Federal funds sold	44,682	806
Securities available for sale, at fair value	790,855	727,198
Securities held to maturity (fair value of $42,898 and $39,984 at December 31, 2005 and 2004, respectively)	42,593	39,317
Loans held for sale	1,253	2,648
Loans, net	972,090	1,213,219
Premises and equipment, net	36,471	35,907
Goodwill	37,369	37,369
Other assets	49,821	54,616

Total assets	$2,022,392	$2,156,329

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand	$284,958	$289,582
Savings, money market and interest-bearing checking	755,229	789,550
Certificates of deposit	677,074	739,817

Total deposits	1,717,261	1,818,949
Short-term borrowings	35,106	35,554
Long-term borrowings	63,391	80,358
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	18,175	20,479

Total liabilities	1,850,635	1,972,042

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding 1,586 shares in 2005 and 1,654 shares in 2004	159	165
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding 174,747 shares in 2005 and 175,571 shares in 2004	17,475	17,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,334,874 shares in 2005 and 11,303,533 shares in 2004	113	113
Additional paid-in capital	23,278	22,185
Retained earnings	136,925	140,766
Accumulated other comprehensive (loss) income	(6,178)	3,884
Treasury stock, at cost - 1,000 shares in 2005 and 54,458 shares in 2004	(15)	(383)

Total shareholders’ equity	171,757	184,287

Total liabilities and shareholders’ equity	$2,022,392	$2,156,329

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)	2005	2004	2003

Interest and dividend income:
Loans	$71,649	$78,063	$86,556
Securities	30,762	27,664	24,389
Other	1,476	448	505

Total interest and divided income	103,887	106,175	111,450

Interest expense:
Deposits	30,255	24,624	29,263
Short-term borrowings	689	770	1,492
Long-term borrowings	3,723	3,646	3,515
Junior subordinated debentures	1,728	1,728	—
Trust preferred securities	—	—	1,677

Total interest expense	36,395	30,768	35,947

Net interest income	67,492	75,407	75,503

Provision for loan losses	28,532	19,676	22,526

Net interest income after provision for loan losses	38,960	55,731	52,977

Noninterest income:
Service charges on deposits	11,586	11,987	11,461
Financial services group fees and commissions	2,687	2,518	2,190
Mortgage banking activities	1,597	2,147	4,036
Gain on sale of securities	14	248	1,041
Gain on sale of credit card portfolio	—	1,177	—
Net gain on sale of commercial related loans	9,369	—	—
Other	4,131	4,072	3,842

Total noninterest income	29,384	22,149	22,570

Noninterest expense:
Salaries and employee benefits	34,763	34,468	31,414
Occupancy and equipment	9,022	8,436	7,883
Supplies and postage	2,173	2,319	2,299
Amortization of other intangible assets	430	709	1,126
Computer and data processing	1,930	1,780	1,716
Professional fees	4,748	3,285	1,823
Other	12,426	10,770	11,022

Total noninterest expense	65,492	61,767	57,283

Income from continuing operations before income taxes	2,852	16,113	18,264

Income taxes from continuing operations	(1,766)	3,170	3,923

Income from continuing operations	4,618	12,943	14,341

Discontinued operations:
Loss from operations of discontinued subsidiary	(340)	(599)	(40)
Loss on sale of discontinued subsidiary	(1,071)	—	—
Income tax expense (benefit)	1,041	(149)	54

Loss on discontinued operations	(2,452)	(450)	(94)

Net Income	$2,166	$12,493	$14,247

Earnings per common share:
Basic:
Income from continuing operations	$0.28	$1.02	$1.15
Net income	$0.06	$0.98	$1.14
Diluted:
Income from continuing operations	$0.28	$1.02	$1.14
Net income	$0.06	$0.98	$1.13
See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

					Accumulated Other
	3%	8.48%		Additional	Comprehensive			Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance - December 31, 2002	$167	$17,575	$113	$19,728	$131,320	$10,368	$(977)	$178,294
Purchase of 72 shares of 8.48% preferred stock	—	(7)	—	(1)	—	—	—	(8)
Purchase of 22,000 shares of common stock	—	—	—	—	—	—	(417)	(417)
Issue 2,440 shares of common stock - directors plan-	—	—	—	34	—	—	16	50
Issue 21,669 shares of common stock - exercised stock options, net of tax	—	—	—	259	—	—	138	397
Issue 62,387 shares of common stock - Burke Group, Inc. acquisition and earnout	—	—	—	1,035	—	—	305	1,340
Comprehensive income:
Net income	—	—	—	—	14,247	—	—	14,247
Net unrealized loss on securities available for sale (net of tax of $(1,120))	—	—	—	—	—	(1,545)	—	(1,545)
Reclassification adjustment for net gains included in net income (net of tax of $415)	—	—	—	—	—	(626)	—	(626)

Other comprehensive loss								(2,171)

Total comprehensive income								12,076

Cash dividends declared:
3% Preferred - $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred - $8.48 per share	—	—	—	—	(1,490)	—	—	(1,490)
Common - $0.64 per share	—	—	—	—	(7,134)	—	—	(7,134)

Balance - December 31, 2003	$167	$17,568	$113	$21,055	$136,938	$8,197	$(935)	$183,103

Purchase of 12 shares of 3% preferred stock	(2)	—	—	1	—	—	—	(1)
Purchase of 112 shares of 8.48% preferred stock	—	(11)	—	(1)	—	—	—	(12)
Purchase of 2,000 shares of common stock	—	—	—	—	—	—	(30)	(30)
Issue 2,266 shares of common stock - directors plan-	—	—	—	36	—	—	16	52
Issue 65,975 shares of common stock - exercised stock options, net of tax	—	—	—	871	—	—	464	1,335
Issue 14,524 shares of common stock - Burke Group, Inc. acquisition and earnout	—	—	—	223	—	—	102	325
Comprehensive income:
Net income	—	—	—	—	12,493	—	—	12,493
Net unrealized loss on securities available for sale (net of tax of ($2,765))	—	—	—	—	—	(4,164)	—	(4,164)
Reclassification adjustment for net gains included in net income (net of tax of $99)	—	—	—	—	—	(149)	—	(149)

Other comprehensive loss								(4,313)

Total comprehensive income								8,180

Cash dividends declared:
3% Preferred - $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred - $8.48 per share	—	—	—	—	(1,490)	—	—	(1,490)
Common — $0.64 per share	—	—	—	—	(7,170)	—	—	(7,170)

Balance - December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287

Purchase of 68 shares of 3% preferred stock	(6)	—	—	3	—	—	—	(3)
Purchase of 824 shares of 8.48% preferred stock	—	(82)	—	(4)	—	—	—	(86)
Purchase of 6,000 shares of common stock	—	—	—	—	—	—	(89)	(89)
Issue 3,140 shares of common stock — directors plan-	—	—	—	35	—	—	22	57
Issue 67,253 shares of common stock - exercised stock options, net of tax	—	—	—	777	—	—	292	1,069
Issue 20,406 shares of common stock - Burke Group, Inc. contingent earnout	—	—	—	282	—	—	143	425
Comprehensive loss:
Net income	—	—	—	—	2,166	—	—	2,166
Net unrealized loss on securities available for sale (net of tax of ($6,670))	—	—	—	—	—	(10,053)	—	(10,053)
Reclassification adjustment for net gains included in net income (net of tax of $5)	—	—	—	—	—	(9)	—	(9)

Other comprehensive loss								(10,062)

Total comprehensive loss								(7,896)

Cash dividends declared:
3% Preferred - $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred - $8.48 per share	—	—	—	—	(1,483)	—	—	(1,483)
Common - $0.40 per share	—	—	—	—	(4,519)	—	—	(4,519)

Balance - December 31, 2005	$159	$17,475	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757

See accompanying notes to consolidated financial statements .

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$2,166	$12,493	$14,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,388	4,421	4,660
Net amortization of premiums and discounts on securities	874	1,801	2,888
Provision for loan losses	28,532	19,676	22,526
Deferred income tax expense (benefit)	7,702	(4,477)	(2,084)
Proceeds from sale of loans held for sale	86,258	66,451	192,295
Origination of loans held for sale	(84,287)	(64,218)	(190,205)
Gain on sale of securities	(14)	(248)	(1,041)
Gain on sale of loans held for sale	(776)	(910)	(3,153)
Gain on sale of credit card portfolio	—	(1,177)	—
Net gain on sale of commercial related loans	(9,369)	—	—
Loss (gain) on sale and disposal of other assets	339	(195)	(25)
Loss on sale of discontinued subsidiary	1,071	—	—
Minority interest in net income of subsidiaries	54	26	31
Decrease in other assets	8,883	4,646	4,444
Increase (decrease) in accrued expenses and other liabilities	(1,247)	2,943	(3,833)

Net cash provided by operating activities	44,574	41,232	40,750

Cash flows from investing activities:
Purchase of securities:
Available for sale	(260,291)	(353,567)	(425,849)
Held to maturity	(27,382)	(30,828)	(32,890)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	176,604	181,707	329,359
Held to maturity	24,091	38,603	32,812
Proceeds from sale of securities available for sale	2,445	40,930	82,906
Net loan pay-downs (originations)	70,907	68,969	(39,555)
Net proceeds from sale of credit card portfolio	—	5,703	—
Net proceeds from sale of commercial related loans	140,453	—	—
Net proceeds from sale of discontinued subsidiary	4,538	—	—
Proceeds from sales of premises and equipment and other assets	59	103	81
Purchase of premises and equipment	(4,843)	(5,947)	(10,439)
Purchase of bank subsidiary minority interest	(212)	—	—
Proceeds from sale of equity investment in Mercantile Adjustment Bureau	—	2,400	—

Net cash provided by (used in) investing activities	126,369	(51,927)	(63,575)

Cash flows from financing activities:
Net increase (decrease) in deposits	(101,689)	58	110,368
Net decrease in short-term borrowings	(14,449)	(21,472)	(62,664)
Proceeds from long-term borrowings	—	—	29,000
Repayment of long-term borrowings	(2,966)	(139)	(8,070)
Purchase of preferred and common shares	(178)	(43)	(425)
Issuance of preferred and common shares	1,126	1,387	447
Dividends paid	(6,902)	(8,652)	(8,619)

Net cash (used in) provided by financing activities	(125,058)	(28,861)	60,037

Net increase (decrease) in cash and cash equivalents	45,885	(39,556)	37,212

Cash and cash equivalents at the beginning of the year	46,055	85,611	48,399

Cash and cash equivalents at the end of the year	$91,940	$46,055	$85,611

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$35,178	$29,398	$37,466
Income taxes	—	6,553	7,935
Noncash investing and financing activities:
Issuance of common stock in purchase acquisitions/earnouts	$425	$325	$1,340
Net transfer of loans to/from held for sale at estimated fair value	131,658	—	—
Real estate acquired in settlement of loans	1,437	2,946	1,036
Reclassification of long-term borrowings to short-term	14,000	7,000	25,500
See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
Basis of Presentation
Financial Institutions, Inc. (“FII”), a bank holding company organized under the laws of New York State, and subsidiaries (the “Company”) provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. The Company is subject to regulation by certain federal and state agencies.
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, FII’s Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged Wyoming County Bank (100% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”) and Bath National Bank (100% owned) (“BNB”) into the New York State-chartered First Tier Bank & Trust (100% owned) (“FTB”), which was then renamed Five Star Bank (“FSB” or the “Bank”) (100% owned). The merger was accounted for at historical cost as a combination of entities under common control.
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company had two financial services subsidiaries: The FI Group, Inc. (100% owned) (“FIGI”) and the Burke Group, Inc. (formerly 100% owned) (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FIGI is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI, an employee benefits and compensation consulting firm, was acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income for all periods presented in these financial statements. All of the assets and liabilities of BGI have been reclassified and recorded in other assets and other liabilities, respectively on the December 31, 2004 consolidated statement of financial condition. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow.
During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior FRB approval and will be limited to those that are permissible for bank holding companies.
In February 2001, the Company formed FISI Statutory Trust I (100% owned) (“FISI” or the “Trust”) and capitalized the trust with a $502,000 investment in FISI’s common securities. The Trust was formed to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). Effective December 31, 2003, the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the trust recorded in other assets in the Company’s consolidated statements of financial position.
The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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
Securities
The Company classifies its debt securities as either available for sale or held to maturity at the time of purchase. Debt securities, which the Company has the ability and positive intent to hold to maturity, are carried at amortized cost and classified as held to maturity. Investments in other debt and marketable equity securities are classified as available for sale and are carried at estimated fair value. Unrealized gains or losses related to securities available for sale are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of the related deferred income tax effect.
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
The Company classifies securities in the following categories:
•	U.S. treasury securities;

•	U.S. government agency securities;

•	U.S. government-sponsored enterprise (“GSE”) securities;

•	Mortgage-backed pass-through securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and other asset-backed securities (“ABSs”);

•	State and municipal obligations;

•	Corporate bonds; and

•	Equity securities
Loans Held for Sale and Mortgage Banking Activities
Loans held for sale are recorded at the lower of cost or fair value, in the aggregate, by category. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2005 or 2004. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Loan servicing fees are recognized when payments are received.
The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. The Company makes the determination of whether or not to identify the mortgage as a loan held for sale at the time the application is received from the borrower. The Company also originates student loans and has a forward commitment to sell the student loans to another institution. The student loans are sold at a fixed premium. The Company does not service the student loans upon origination and therefore does not retain the right to service the loans upon sale.
During 2005, the Company decided to sell a substantial amount of commercial related problem loans. The Company transferred the commercial related loans to held for sale at the estimated fair value less costs to sell, which resulted in commercial related charge-offs being recorded. The majority of the commercial related loans held for sale were sold or settled during 2005 resulting in a net gain.

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
The Company also extends rate lock commitments to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock commitments, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. Substantially all of the mortgage forward commitments are with U.S. government agencies or government-sponsored enterprises (FHLMC and FHA). All of the student loan forward commitments are with a single commercial institution.
Mortgage banking activities (a component of noninterest income) consist of fees earned for servicing mortgage loans sold to third parties, net gains (or net losses) recognized on sales of residential real state loans, and amortization and impairment losses recognized on capitalized mortgage servicing assets.
Loans
Loans are stated at the principal amount outstanding, net of unearned income and deferred loan origination fees and costs, which are accreted or amortized to interest income based on the interest method. Interest income on loans is recognized based on loan principal amounts outstanding at applicable interest rates. Accrual of interest on loans is suspended and all unpaid accrued interest is reversed when management believes that reasonable doubt exists with respect to the collectibility of principal or interest.
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
A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement or the loan is restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the net realizable value of the collateral if the loan is collateral dependent. The majority of the Company’s loans are secured.

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
Federal Home Loan Bank (“FHLB”) Stock
As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. Under the “membership” component, a certain minimum investment in capital stock is required to be maintained as long as the institution remains a member of the FHLB. Under the “activity-based” component, members are required to purchase capital stock in proportion to the volume of certain transactions with the FHLB. Included in other assets is the non-marketable investment in FHLB stock totaling $4.4 million and $5.9 million, at December 31, 2005 and 2004, respectively.
Equity Method Investments
During 2002, the Company made a $2.4 million cash investment to acquire a 50% interest in Mercantile Adjustment Bureau, LLC, a full-service accounts receivable management firm located in Rochester, New York. The Company accounted for this investment using the equity method. During 2004, the Company sold its 50% interest in Mercantile Adjustment Bureau, LLC. As part of the transaction, the Company accepted a $300,000 term note and received $2.4 million in cash. The entire unpaid principal and interest on the term note is due and payable in June 2009.
The Company also has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial position and totaled $1.7 million at December 31, 2005 and 2004.
Securities Sold Under Repurchase Agreements
Securities sold under repurchase agreements (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian’s account that explicitly recognizes the Company’s interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in Statement of Financial Accounting Standard (“SFAS”) No. 140. The Company’s agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company’s securities portfolio.
Stock Compensation Plans
The Company uses a fixed award stock option plan to compensate certain key members of management of the Company and its subsidiaries. The Company accounts for issuance of stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date the options are granted only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.”

Pro forma disclosure for the years ended December 31, 2005, 2004 and 2003, utilizing the estimated fair value of the options granted under SFAS No. 123, is as follows:

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2003

Reported net income	$2,166	$12,493	$14,247

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(348)	(307)	(336)

Pro forma net income	1,818	12,186	13,911
Less: preferred stock dividends	1,488	1,495	1,495

Pro forma net income available to common shareholders	$330	$10,691	$12,416

Basic earnings per share:
Reported	$0.06	$0.98	$1.14
Pro forma	$0.03	$0.96	$1.11

Diluted earnings per share:
Reported	$0.06	$0.98	$1.13
Pro forma	$0.03	$0.95	$1.10
The weighted-average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 amounted to $6.35, $9.25 and $10.61, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	For the years ended December 31,
	2005	2004	2003

Expected dividend yield	1.94%	2.69%	2.89%
Expected life (in years)	6.22	10.00	10.00
Expected volatility	26.79%	35.70%	50.96%
Risk-free interest rate	4.17%	4.20%	3.96%
The pro forma effect on reported net income and earnings per share for the years ended December 31, 2005, 2004 and 2003, may not be representative of the effects on reported net income and earnings per share for future years. In addition, see the “New Accounting Pronouncements” section in Note 1 and the additional disclosures related to “Stock Compensation Plans” in Note 14. The Company is required to adopt a fair-value-based of accounting for stock options, beginning in 2006, which will result in the recognition of compensation expense in the consolidated statement of income.
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
Financial Instruments With Off-Balance Sheet Risk
     The Company’s financial instruments with off-balance sheet risk are commercial stand-by letters of credit and mortgage, home equity and commercial loan commitments. These financial instruments are reflected in the statement of financial condition upon funding.

Financial Services Group Fees and Commissions and Trust Department Assets
Financial services group fees and commissions are derived from sales of investment products and services to customers and trust services provided to customers. Fees and commissions are recorded on the accrual basis of accounting. Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of financial condition, since such items are not assets of the Company.
Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s primary reportable segment is its subsidiary bank, Five Star Bank (“FSB”). During 2005, the Company completed a strategic realignment, which involved the merger of its subsidiary banks into a single state-chartered bank, FSB. The Financial Services Group (“FSG”) was also deemed a reportable segment in prior years, as the Company evaluated the performance of this line of business separately. However, with the sale of BGI during 2005, the FSG segment no longer meets the thresholds included in SFAS No. 131 for separation. Therefore, segment data disclosures are excluded.
New Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP requires that an investor recognize an other-than-temporary impairment loss when it determines that an impaired security will not fully recover prior to the expected time of sale or maturity. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires companies to recognize in the income statement, over the requisite service period, the estimated grant-date fair value of stock options and other equity-based compensation issued to employees and directors using option pricing models, which eliminates the ability to account for stock options under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. In April 2005, the SEC delayed the effective date of SFAS No. 123R, which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company has chosen to apply the modified prospective approach. Accordingly, awards that are granted, modified or settled after January 1, 2006 will be accounted for in accordance with SFAS No. 123R and any unvested equity awards granted prior to that date will be recognized in the income statement as service is rendered based on their grant-

date fair value calculated in accordance with SFAS No. 123. The Company expects the adoption to have a significant effect on its consolidated results of operations in a manner similar to the pro forma expense disclosed in the “Stock Compensation Plans” section of Note 1.
(2) Discontinued Operation
In June 2005, the Company decided to dispose of its BGI subsidiary. As a result, during 2005, the Company recorded a loss on the sale of BGI of $1.1 million, loss on discontinued operations of $340,000 and income tax expense associated with discontinued operations of $1.0 million. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income for all periods presented in these consolidated financial statements.
Since the sale occurred during 2005, there are no assets or liabilities for the discontinued operation recorded at December 31, 2005. At December 31, 2004, the assets and liabilities of the discontinued operation amounted to $5.5 million and $488,000, respectively. The total assets are included in other assets and the total liabilities are included in other liabilities in the consolidated statement of financial condition and are detailed as follows at December 31:

(Dollars in thousands)	2004

Cash	$30
Premises and equipment, net	566
Goodwill	4,002
Other assets	944

Total assets	$5,542

Long-term borrowings	$22
Accrued expenses and other liabilities	466

Total liabilities	$488

(3) Securities
The aggregate amortized cost and fair value of securities available for sale and held to maturity are as follows at December 31:

(Dollars in thousands)		2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale:
GSE	$256,827	$122	$5,014	$251,935
MBS, CMO and ABS	324,399	297	7,069	317,627
State and municipal obligations	219,824	2,179	1,743	220,260
Equity securities	81	952	—	1,033

Total securities available for sale	$801,131	$3,550	$13,826	$790,855

Securities held to maturity:
State and municipal obligations	$42,593	$479	$174	$42,898

Total securities held to maturity	$42,593	$479	$174	$42,898

(Dollars in thousands)		2004
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale:
GSE	$234,156	$722	$1,660	$233,218
MBS, CMO and ABS	278,073	2,020	1,643	278,450
State and municipal obligations	205,921	6,316	233	212,004
Corporate bonds	502	3	—	505
Equity securities	2,081	942	2	3,021

Total securities available for sale	$720,733	$10,003	$3,538	$727,198

Securities held to maturity:
State and municipal obligations	$39,317	$733	$66	$39,984

Total securities held to maturity	$39,317	$733	$66	$39,984

Information on temporarily impaired securities segregated according to the period of time such securities were in a continuous unrealized loss position, is summarized as follows at December 31:

(Dollars in thousands)			2005
	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities available for sale:
GSE	$95,853	$1,403	$141,975	$3,611	$237,828	$5,014
MBS, CMO and ABS	180,971	2,984	110,774	4,085	291,745	7,069
State and municipal obligations	72,726	834	33,546	909	106,272	1,743

Total securities available for sale	349,550	5,221	286,295	8,605	635,845	13,826

Securities held to maturity:
Tax exempt state and municipal obligations	23,955	169	235	5	24,190	174

Total temporarily impaired securities	$373,505	$5,390	$286,530	$8,610	$660,035	$14,000

(Dollars in thousands)	2004
	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities available for sale:
GSE	$137,529	$1,096	$22,150	$564	$159,679	$1,660
MBS, CMO and ABS	139,417	1,467	15,807	176	155,224	1,643
State and municipal obligations	26,742	195	1,304	38	28,046	233
Equity securities	1,998	2	—	—	1,998	2

Total securities available for sale	305,686	2,760	39,261	778	344,947	3,538

Securities held to maturity:
Tax exempt state and municipal obligations	19,205	66	—	—	19,205	66

Total temporarily impaired securities	$324,891	$2,826	$39,261	$778	$364,152	$3,604

The tables above represent a total of 899 and 450 investment securities where the current fair value is less than the related amortized cost as of December 31, 2005 and 2004, respectively. The securities in an unrealized loss position for twelve months or longer totaled 339 and 42 at December 31, 2005 and 2004, respectively. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses presented above do not reflect deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates. The Company intends to hold these securities until their fair value recovers to their amortized cost, therefore management has determined that the securities that were in an unrealized loss position at December 31, 2005, and 2004 represent only temporary declines in fair value.
The amortized cost and fair value of debt securities by contractual maturity follow at December 31:

(Dollars in thousands)			2005
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$50,083	$49,972	$32,139	$32,008
Due in one to five years	386,436	382,405	6,830	6,927
Due in five to ten years	200,917	197,747	2,471	2,653
Due after ten years	163,614	159,698	1,153	1,310

	$801,050	$789,822	$42,593	$42,898

Maturities of MBSs, CMOs and ABSs are classified in accordance with the contractual repayment schedules, however actual maturities may differ from contractual maturities for these types of securities since issuers generally have the right to prepay obligations.
Proceeds from sale of securities available for sale during 2005 were $2.4 million; realized gross gains were $14,000 and there were no gross losses. Proceeds from sale of securities available for sale during 2004 were $40.9 million; realized gross gains were $248,000 and there were no gross losses. Proceeds from sale of securities available for sale during 2003 were $82.9 million; realized gross gains were $1.0 million and gross losses were $1,000. Gains and losses were computed using the specific identification method. There were no transfers between held to maturity and available for sale securities in 2005, 2004 or 2003.
Securities held to maturity and available for sale with carrying values of $560.8 million and $555.1 million were pledged as collateral for municipal deposits and repurchase agreements at December 31, 2005 and 2004, respectively.
(4) Loans Held for Sale
During 2005, the Company transferred $169.0 million in commercial related loans to held for sale at an estimated fair value less costs to sell of $132.3 million, therefore $36.7 million in commercial related charge-offs were recorded as a result of classifying the loans as held for sale. The Company realized a net gain of $9.4 million on the ultimate sale or settlement of these commercial related loans held for sale.
A summary of loans held for sale is as follows at December 31:

(Dollars in thousands)	2005	2004

Commercial and agricultural *	$577	$—
Residential real estate	676	1,844
Student loans	—	804

Total loans held for sale	$1,253	$2,648

*	All commercial and agricultural loans held for sale are in nonaccrual status.
The commercial and agricultural loans held for sale at December 31, 2005 were sold in January 2006 at amounts in excess of their carrying amounts.
Residential mortgages serviced for others amounting to $377.6 million and $388.1 million at December 31, 2005 and 2004, respectively, are not included in the consolidated statements of financial condition. Proceeds from the sale of loans held for sale were $86.3 million, $66.5 million and $192.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net gain on the sale of loans held for sale was $776,000, $910,000 and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The activity in capitalized mortgage servicing rights, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Balance at beginning of year	$1,946	$2,294	$1,654

Originations	309	451	1,575
Amortization	(698)	(799)	(935)

Balance at end of year	1,557	1,946	2,294

Valuation allowance	(3)	(70)	(195)

Balance at end of year, net	$1,554	$1,876	$2,099

(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $3.3 million and $1.4 million at December 31, 2005 and 2004, respectively, are summarized as follows:

(Dollars in thousands)	2005	2004

Commercial	$116,444	$203,178
Commercial real estate	264,727	343,532
Agricultural	75,018	195,185
Residential real estate	274,487	259,055
Consumer and home equity	261,645	251,455

Total loans	992,321	1,252,405

Allowance for loan losses	(20,231)	(39,186)

Loans, net	$972,090	$1,213,219

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration pertaining to the communities that the Company serves and an industry concentration within the dairy industry in Western, New York. At December 31, 2005, the Company did not have a significant dairy industry concentration due to the commercial related loan sale. At December 31, 2004, the Company had $96.8 million or 7.7% of the portfolio in loans to borrowers operating in the dairy industry, of which $9.0 million or 9.3% were nonperforming.

The following table sets forth the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Balance at beginning of year	$39,186	$29,064	$21,660

Charge-offs:
Commercial	12,980	4,486	8,891
Commercial real estate	15,397	1,779	2,953
Agricultural	18,543	2,519	1,876
Residential real estate	104	318	215
Consumer and home equity	2,262	1,695	2,107

Total charge-offs	49,286	10,797	16,042

Recoveries:
Commercial	864	598	525
Commercial real estate	280	103	35
Agricultural	57	39	3
Residential real estate	11	43	11
Consumer and home equity	587	460	346

Total recoveries	1,799	1,243	920

Net charge-offs	47,487	9,554	15,122

Provision for loan losses	28,532	19,676	22,526

Balance at end of year	$20,231	$39,186	$29,064

The following table sets forth information regarding nonaccrual loans and other nonperforming assets at December 31:

(Dollars in thousands)	2005	2004

Nonaccrual loans:
Commercial	$4,389	$20,576
Commercial real estate	6,985	15,954
Agricultural	2,786	13,165
Residential real estate	3,096	1,733
Consumer and home equity	505	518

Total nonaccrual loans	17,761	51,946

Accruing loans 90 days or more delinquent	276	2,018

Total nonperforming loans	18,037	53,964

Other real estate owned	1,099	1,196

Total nonperforming loans and ORE	19,136	55,160

Nonaccrual loans held for sale	577	—

Total nonperforming assets	$19,713	$55,160

Management performs regular reviews of the commercial portfolio to identify impaired loans. The measurement of impaired loans is primarily based upon the net realizable value of the collateral as most of the impaired loans are collateral dependent.
An analysis of impaired loans is as follows at December 31:

(Dollars in thousands)	2005	2004

Impaired loans without a specific allowance for loan losses	$9,731	$20,753
Impaired loans with a specific allowance for loan losses	4,429	28,942

Total impaired loans	$14,160	$49,695

Total specific allowance for loan losses for impaired loans	$696	$7,873

Additional information related to impaired loans is as follows for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Average balance of impaired loans	$25,182	$45,645	$43,971
Interest income recognized on impaired loans (cash basis)	—	102	218
Loans outstanding to certain officers, directors, or companies in which they have 10% or more beneficial ownership, including officers and directors of the Company, as well as its subsidiaries (“Insiders”), approximated $2.0 million and $27.2 million at December 31, 2005 and 2004, respectively. At December 31, 2005, there were no loans to insiders identified as potential problem loans, however there was an insider loan totaling $155,000 classified as nonaccrual and impaired. At December 31, 2004, the potential problem loans to insiders totaled $16.8 million and there were no insider loans classified as nonaccrual or impaired. These loans were made on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers.
An analysis of activity with respect to insider loans is as follows during the years ended December 31:

(Dollars in thousands)	2005	2004

Balance at beginning of year	$27,165	$25,651

New loans to insiders	576	4,058
Repayments received from insiders	(916)	(3,076)
Other changes (primarily changes in director and subsidiary director status)	(24,818)	532

Balance at end of year	$2,007	$27,165

For purposes of analyzing the activity in insider loans, the activity related to lines of credit is presented on a net basis, as either a new loan or repayment and credit renewals are not included as new loans to insiders.
(6) Premises and Equipment
A summary of premises and equipment is as follows at December 31:

(Dollars in thousands)	2005	2004

Land and land improvements	$4,344	$4,339
Buildings and leasehold improvements	34,017	32,322
Furniture, fixtures, equipment and vehicles	21,695	20,033

Premises and equipment, gross	60,056	56,694

Accumulated depreciation and amortization	(23,585)	(20,787)

Premises and equipment, net	$36,471	$35,907

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3.8 million, $3.4 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(7) Goodwill and Other Intangible Assets
The carrying amount of goodwill, all of which was allocated to FSB, totaled $37.4 million at December 31, 2005 and 2004. In accordance with SFAS No. 142, the Company has evaluated goodwill for impairment annually using a discounted cash flow analysis and determined no impairment existed.

Other intangible assets consist entirely of core deposit intangibles and are included in other assets on the consolidated statements of financial condition, are summarized as follows at December 31:

(Dollars in thousands)	2005	2004

Other intangible assets, gross	$11,452	$11,452
Accumulated amortization	(10,138)	(9,708)

Other intangible assets, net	$1,314	$1,744

Intangible amortization expense for these other intangible assets amounted to $430,000, $709,000 and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years). Based on the current level of intangible assets, estimated amortization expense for other intangible assets is as follows:
Year ending December 31:
(Dollars in thousands)

2006	$423
2007	303
2008	307
2009	281

$1,314

(8) Deposits
Scheduled maturities for certificates of deposit at December 31, 2005 are as follows:
Mature in year ending December 31:
(Dollars in thousands)

2006	$522,216
2007	108,889
2008	30,679
2009	7,201
2010	7,575
Thereafter	514

$677,074

Certificates of deposit greater than $100,000 totaled $199.8 million and $221.6 million at December 31, 2005 and 2004, respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $7.1 million, $6.0 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
As of December 31, 2005 and 2004, overdrawn deposits included in loans on the consolidated statements of financial condition amounted to $905,000 and $943,000, respectively.

(9) Borrowings
Outstanding borrowings are as follows at December 31:

(Dollars in thousands)	2005	2004

Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$20,106	$28,554
FHLB advances (due within one year)	15,000	7,000

Total short-term borrowings	$35,106	$35,554

Long-term borrowings:
FHLB advances	$38,391	$55,348
Other	25,000	25,010

Total long-term borrowings	$63,391	$80,358

Information related to Federal funds purchased and securities sold under repurchase agreements are as follows as of and for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Weighted average interest rate at year-end	1.46%	0.92%	0.89%
Maximum outstanding at any month-end	$27,675	$30,524	$36,414
Average amount outstanding during the year	$24,550	$25,764	$30,284
The average amounts outstanding are computed using daily average balances. Related interest expense for 2005, 2004 and 2003 was $364,000, $241,000 and $376,000, respectively.
At December 31, 2005, the short-term FHLB advances totaling $15.0 million had a weighted average rate of 3.64% and the long-term FHLB advances totaling $38.4 million had a weighted average rate of 5.13%, with varying term advance maturity dates through 2008. Included in long-term FHLB advances are $1.4 million in amortizing advances with maturity dates extending through 2014. The Bank’s long-term FHLB advances also include a $20.0 million fixed-rate callable advance, which can be called by the FHLB on a quarterly basis. The FHLB advances are collateralized by $4.4 million of FHLB stock and investment securities with a fair value of $90.8 million at December 31, 2005. At December 31, 2005, the Bank had remaining credit available of $35.5 million under lines of credit with the FHLB. The Bank also had $75.0 million of remaining credit available under unsecured lines of credit with various other banks at December 31, 2005.
The Company also has a credit agreement with M&T Bank and pledged the stock of FSB as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement and reclassified the borrowing from long-term to short-term. M&T Bank waived the event of default at June 30, 2005. As of September 30, 2005, FII and M&T Bank agreed to modify the covenants in the agreement. FII complied with the modified covenants, therefore the term loans are classified as a long-term borrowing at December 31, 2005. In addition, the interest rate and maturity of the term loan facility were modified. The amended and restated term loan requires monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006, with the opportunity for a future interest rate step-down to LIBOR plus 1.75% beginning in the fourth quarter of 2006 with financial covenant compliance for the quarter ended September 30, 2006. Principal installments of $6.25 million are due annually beginning in December of 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April of 2007. There were no advances outstanding on the revolving loan at December 31, 2005.

At December 31, 2005, the aggregate maturities of long-term borrowings, including current maturities of amortizing borrowings, are as follows:
Mature in year ending December 31:
(Dollars in thousands)

2006	$67
2007	18,586
2008	11,478
2009	26,775
2010	6,348
Thereafter	137

$63,391

(10) Junior Subordinated Debentures
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
The Company’s junior subordinated debentures are the primary assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. The capital securities of the Trust are non-voting. The Company owns all of the common securities of the Trust. The capital securities qualified as Tier 1 capital under regulatory definitions as of December 31, 2005 and 2004.
The Company’s primary sources of funds to pay interest on the debentures held by the Trust are current dividends from FSB. Accordingly, the Company’s ability to service the debentures is dependent upon the ability of FSB to pay dividends to the Company. Since the junior subordinated debentures are classified as debt for financial statement purposes, the associated tax-deductible expense has been recorded as interest expense in the consolidated statements of income.
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
(11) Income Taxes
Total income tax expense (benefit) was allocated as follows for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Income (loss) from continuing operations	$(1,766)	$3,170	$3,923
Loss on discontinued operations	1,041	(149)	54
Additional paid-in capital for stock options exercised	(129)	(204)	(87)
Shareholders’ equity for unrealized loss on securities available for sale	(6,675)	(2,864)	(1,535)

	$(7,529)	$(47)	$2,355

     Income tax expense (benefit) attributable to continuing operations consists of the following for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Current:
Federal	$(9,254)	$6,161	$5,295
State	(214)	1,486	712

Total current	(9,468)	7,647	6,007
Deferred:
Federal	7,493	(3,630)	(2,002)
State	209	(847)	(82)

Total deferred	7,702	(4,477)	(2,084)

Total income tax expense	$(1,766)	$3,170	$3,923

The following is a reconciliation of the actual and statutory tax rates applicable to income from operations for the years ended December 31:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(106.9)	(18.4)	(16.2)
Disallowed interest expense	10.1	1.4	1.4
State taxes, net of federal income tax benefit	(0.1)	2.5	2.2
Other	—	(0.8)	(0.09)

Total	(61.9)%	19.7%	21.5%

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31:

(Dollars in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$7,441	$15,271
Unrealized loss on securities available for sale	4,097	—
Core deposit intangible	821	947
Interest on nonaccrual loans	1,011	1,797
Net operating loss carryforward	1,314	145
Accrued employee benefits	412	436
Other	208	556

Total gross deferred tax assets	15,304	19,152

Deferred tax liabilities:
Prepaid pension costs	1,135	1,071
Unrealized gain on securities available for sale	—	2,578
Depreciation and amortization of premises and equipment	1,617	2,001
Net deferred loan origination costs	1,310	541
Loan servicing assets	620	743
Other	46	615

Total gross deferred tax liabilities	4,728	7,549

Net deferred tax assets, at year-end *	$10,576	$11,603

Net deferred tax assets, at beginning of year	11,603	4,262

Decrease (increase) in net deferred tax assets	1,027	(7,341)

Change in unrealized gain/loss on securities available for sale	6,675	2,864

Deferred tax expense (benefit)	$7,702	$(4,477)

* Included in other assets on the consolidated statements of financial condition

Realization of the net deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2005 and 2004.
The Company has a Federal net operating loss carryforward of $358,000 that expires in 2021. The utilization of this net operating loss is subject to annual limitations imposed by the Internal Revenue Code (“IRC”). The Company believes these limitations will not prevent the carryforward benefits from being utilized. The Company has a New York State net operating loss carryforward of $24.4 million, which expires in various years from 2021 to 2025. Also, $358,000 of the New York state net operating loss carryforward is subject to the annual limitations imposed by the IRC. The Company also has a $92,000 New York State tax credit carryforward that is not subject to expiration.
(12) Commitments and Contingencies
Commitments
In the normal course of business there are various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company’s policy generally requires customers to provide collateral, usually in the form of customers’ operating assets or property, prior to the disbursement of approved loans. At December 31, 2005, stand-by letters of credit totaling $9.5 million and unused loan commitments and lines of credit of $231.5 million were contractually available. Approximately 20% of the unused loan commitments and lines of credit were at fixed rates at December 31, 2005. There were no significant commitments to lend to nonperforming borrowers at December 31, 2005. Comparable amounts for the stand-by letters of credit and commitments at December 31, 2004 were $10.8 million and $245.8 million, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. At December 31, 2005, the total notional amount of these derivatives (rate lock agreements and forward commitments) held by the Company amounted to $8.2 million. Derivatives with positive fair values of $25,000 were recorded in other assets and derivatives with negative fair values of $3,000 were recorded as other liabilities at December 31, 2005. The net change in the fair values of the derivatives was recognized in current earnings as other income.

Lease Obligations
The Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. At December 31, 2005, the future minimum lease payments on operating leases are as follows:

Operating lease payments in year ending December 31:
(Dollars in thousands)
2006	$635
2007	553
2008	510
2009	470
2010	365
Thereafter	1,926

$4,459

Rent expense, included in occupancy and equipment expense in the consolidated statements of income, totaled $645,000, $646,000 and $568,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
(13) Retirement Plans and Postretirement Benefits
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

The following table sets forth the defined benefit pension plan’s change in benefit obligation and change in plan assets using the most recent actuarial data at September 30 (measurement date for plan accounting and disclosure):

(Dollars in thousands)	2005	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$(22,704)	$(20,080)	$(16,282)
Service cost	(1,578)	(1,374)	(1,282)
Interest cost	(1,285)	(1,186)	(1,079)
Actuarial loss	(1,354)	(968)	(2,136)
Benefits paid	765	747	590
Plan expenses	190	157	109

Benefit obligation at end of year	(25,966)	(22,704)	(20,080)

Change in plan assets:
Fair value of plan assets at beginning of year	19,962	17,560	14,294
Actual return on plan assets	2,367	1,900	2,544
Employer contributions	1,579	1,406	1,421
Benefits paid	(765)	(747)	(590)
Plan expenses	(190)	(157)	(109)

Fair value of plan assets at end of year	22,953	19,962	17,560

Unfunded status	(3,013)	(2,742)	(2,520)
Unamortized net asset at transition	(26)	(64)	(103)
Unrecognized net loss subsequent to transition	6,050	5,648	5,362
Unamortized prior service cost	195	213	231

Prepaid benefit cost, included in other assets	$3,206	$3,055	$2,970

The accumulated benefit obligation was $21.8 million and $18.5 million at September 30, 2005 and 2004.
Net periodic pension cost consists of the following components for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Service cost	$1,578	$1,374	$1,351
Interest cost on projected benefit obligation	1,285	1,186	1,079
Expected return on plan assets	(1,632)	(1,436)	(1,251)
Amortization of net transition asset	(38)	(38)	(38)
Amortization of unrecognized loss	218	219	201
Amortization of unrecognized prior service cost	18	18	22

Net periodic pension cost	$1,429	$1,323	$1,364

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2005	2004	2003

Weighted average discount rate	5.75%	6.00%	6.75%
Expected long-term rate of return	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%
The actuarial assumptions used to determine the accumulated benefit obligation were as follows:

	2005	2004	2003

Weighted average discount rate	5.25%	5.75%	6.00%
Expected long-term rate of return	8.00%	8.00%	8.00%
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
The pension plan weighted-average asset allocations by asset category are as follows at September 30:

(Dollars in thousands)	2005	2004

Asset category:
Equity securities	58.8%	64.7%
Debt securities	41.2	34.9
Other	—	0.4

Total	100.0%	100.0%

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly to set the investment policy guidelines.
The System utilizes two investment management firms, each investing approximately 50% of the total portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% (may vary from 50%-70%) invested in equity securities and 40% (may vary from 30%-50%) invested in debt securities. Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.
The Company expects to contribute approximately $1.6 million to the pension plan during the year ended December 31, 2006.
The future benefit payments that reflect expected future service, as appropriate, are expected to be paid as follows:
Future pension benefit payments in year ending December 31:

(Dollars in thousands)
2006	$865
2007	912
2008	959
2009	1,010
2010	1,052
2011-2015	7,307
Defined Contribution Plan
The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee’s contribution to the plan. Expense for the plan amounted to $301,000, $1.1 million and $267,000 in 2005, 2004 and 2003, respectively.
Postretirement Benefits
Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability related to this plan amounted to $806,000 and $825,000 as of December 31, 2005 and 2004, respectively. Expense for the plan amounted to $14,000, $35,000 and $108,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
(14) Stock Compensation Plans
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
The following schedule summarizes the status of the Company’s stock option plans, as well as changes in the plans, as of and for the years ended December 31:

		Weighted
	Stock	Average
	Options	Exercise
	Outstanding	Price

Balance December 31, 2002	454,287	$16.73
Granted	65,831	22.16
Exercised	(21,669)	(14.30)
Cancelled	(66,173)	(15.31)

Balance December 31, 2003	432,276	$17.89
Granted	104,234	23.76
Exercised	(65,975)	(17.14)
Cancelled	(8,987)	(23.89)

Balance December 31, 2004	461,548	$19.21
Granted	143,263	20.66
Exercised	(67,253)	(13.98)
Cancelled	(111,320)	(22.80)

Balance December 31, 2005	426,238	$19.58

Exercisable at:
December 31, 2005	249,177	$18.20
December 31, 2004	310,279	17.01
December 31, 2003	260,225	15.83
The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Outstanding		Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	of Stock	Exercise	Life	of Stock	Exercise
Exercise Price	Options	Price	(in years)	Options	Price

$11.75 to $14.00	129,429	$13.86	3.61	129,429	$13.86
$14.125 to $21.05	147,835	19.74	8.51	27,575	16.17
$21.35 to $23.97	112,485	23.16	7.47	55,825	22.78
$24.68 to $36.00	36,489	28.15	6.20	36,348	28.16

	426,238	$19.58	6.55	249,177	$18.20

(15) Earnings Per Common Share
Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following for the years ended December 31:

(Dollars in thousands)	2005	2004	2003

Income from operations	$4,618	$12,943	$14,341

Less: Preferred stock dividends	1,488	1,495	1,495

Net income from operations available to common shareholders	3,130	11,448	12,846

Loss on discontinued operations	(2,452)	(450)	(94)

Net income available to common shareholders	$678	$10,998	$12,752

Weighted average number of common shares used to calculate basic earnings per common share	11,303	11,192	11,148

Add: Effect of dilutive options	31	48	98

Weighted average number of common shares used to calculate diluted earnings per common share	11,334	11,240	11,246

There were approximately 354,000, 229,000 and 66,000 weighted average stock options for the years ended December 31, 2005, 2004 and 2003, respectively that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.
(16) Supervision and Regulation
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
The Bank is required to maintain a reserve balance at the Federal Reserve Bank of New York. The reserve requirements for the Bank totaled $1.0 million and $1.5 million at December 31, 2005 and 2004, respectively.
The Company is also subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2005 and 2004, the Company and FSB met all capital adequacy requirements to which they are subject.

At December 31, 2005, the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution’s assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Prior to the Company’s restructuring in December 2005, the Company’s former bank subsidiaries NBG and BNB remained assigned to the well-capitalized capital group, but were placed in lower supervisory subgroups based on the formal agreements that were in place with the Office of the Comptroller of the Currency (“OCC”). Because of the downgrades, the Company’s FDIC insurance premiums increased in 2005. As a result of the merger of the Company’s subsidiary banks and the FDIC risk classification for FSB, the Company’s 2006 premiums are expected to be lower.
Payments of dividends by the subsidiary Bank to FII are limited or restricted in certain circumstances under banking regulations. At December 31, 2005, an aggregate of $11.3 million was available for payment of dividends by FSB to FII without the approval from the appropriate regulatory authorities.
The following is a summary of the actual capital amounts and ratios for the Company and the Bank(s) as of December 31:

(Dollars in thousands)	2005
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$155,296	7.60%	$81,709	4.00%	$102,137	5.00%
FSB	166,989	8.20	81,477	4.00	101,846	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	155,296	13.75	45,171	4.00	67,757	6.00
FSB	166,989	14.87	44,923	4.00	67,385	6.00

Total capital (Tiers 1 and 2):
Company	169,487	15.01	90,342	8.00	112,928	10.00
FSB	181,104	16.13	89,847	8.00	112,309	10.00

(Dollars in thousands)	2004
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$153,305	7.13%	$85,998	4.00%	$107,497	5.00%
BNB (1)	38,698	8.78	17,639	4.00	22,048	5.00
FTB	14,836	5.96	9,962	4.00	12,453	5.00
NBG (1)	59,336	8.47	28,009	4.00	35,011	5.00
WCB	51,516	6.82	30,203	4.00	37,754	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	153,305	11.27	54,392	4.00	81,588	6.00
BNB (2)	38,698	15.62	9,913	4.00	14,869	6.00
FTB	14,836	11.40	5,206	4.00	7,809	6.00
NBG (2)	59,336	13.36	17,759	4.00	26,638	6.00
WCB	51,516	9.71	21,230	4.00	31,845	6.00

Total capital (Tiers 1 and 2):
Company	170,576	12.54	108,784	8.00	135,980	10.00
BNB (3)	41,822	16.88	19,826	8.00	24,782	10.00
FTB	16,467	12.65	10,412	8.00	13,015	10.00
NBG (3)	65,047	14.65	35,517	8.00	44,397	10.00
WCB	58,241	10.97	42,460	8.00	53,076	10.00

(1)	Minimum Tier 1 leverage capital ratio was 8% per regulatory formal agreement.

(2)	Minimum Tier 1 risk-based capital ratio was 10% per regulatory formal agreement.

(3)	Minimum Total risk-based capital ratio was 12% per regulatory formal agreement.
(17) Fair Value of Financial Instruments
The “fair value” of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

(Dollars in thousands)	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$91,940	$91,940	$46,055	$46,055
Securities	833,448	833,753	766,515	767,182
FHLB and FRB stock	7,158	7,158	8,626	8,626
Loans held for sale	1,253	1,261	2,648	2,690
Loans, net	972,090	970,361	1,213,219	1,204,688
Accrued interest receivable	8,822	8,822	9,783	9,783

Financial Liabilities
Deposits:
Noninterest-bearing demand	284,958	284,958	289,582	289,582
Interest-bearing:
Savings and interest-bearing demand	755,229	755,229	789,550	789,550
Certificates of deposit	677,074	677,074	739,817	749,786

Total deposits	1,717,261	1,717,261	1,818,949	1,828,918
Borrowings:
Short-term	35,106	35,058	35,554	35,600
Long-term	63,391	59,364	80,358	77,596
Junior subordinated debentures	16,702	18,048	16,702	18,058
Accrued interest payable	11,966	11,966	10,749	10,749

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
Loans held for sale: The fair value of loans held for sale is based on estimates, quoted market prices and investor commitments.
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
Accrued interest receivable/payable: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values because of the relatively short time period between the accrual period and the expected receipt or payment due date.
Deposits: The fair value for savings, interest-bearing and noninterest-bearing demand accounts is equal to the carrying amount because of the customer’s ability to withdraw funds immediately. The fair values of certificates of deposit are estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The unrealized gains on certificates of deposit are limited to the amount of prepayment penalties, if any.
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
Off-Balance Sheet Financial Instruments: The fair value of stand-by letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not significant.

(18) Condensed Parent Company Only Financial Statements
The following are the condensed financial statements of FII as of and for the years ended December 31:
Condensed Statements of Condition

(Dollars in thousands)	2005	2004

Assets:
Cash and due from subsidiaries	$11,417	$11,921
Securities available for sale, at fair value	1,034	1,023
Note receivable	300	300
Investment in and receivables due from subsidiaries and associated companies	199,743	211,937
Other assets	5,251	6,939

Total assets	$217,745	$232,120

Liabilities and shareholders’ equity
Long-term borrowings	$25,000	$25,000
Junior subordinated debentures	16,702	16,702
Other liabilities	4,286	6,131
Shareholders’ equity	171,757	184,287

Total liabilities and shareholders’ equity	$217,745	$232,120

Condensed Statements of Income

(Dollars in thousands)	2005	2004	2003

Dividends from subsidiaries and associated companies	$5,872	$5,601	$6,058
Management and service fees from subsidiaries	15,433	13,763	9,996
Other income	75	143	546

Total income	21,380	19,507	16,600

Operating expenses	20,325	16,721	12,341

Income before income tax benefit and (distributions in excess of earnings) equity in undistributed earnings of subsidiaries	1,055	2,786	4,259

Income tax benefit	1,904	1,164	723

Income before (distributions in excess of earnings) equity in undistributed earnings of subsidiaries	2,959	3,950	4,982

(Distributions in excess of earnings) equity in undistributed earnings of subsidiaries	(793)	8,543	9,265

Net income	$2,166	$12,493	$14,247

Condensed Statements of Cash Flows

(Dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$2,166	$12,493	$14,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	756	782	851
Distributions in excess of earnings (equity in undistributed earnings) of subsidiaries	793	(8,543)	(9,265)
Minority interest in net income of subsidiaries	54	26	31
Increase in other assets	(981)	(2,813)	(518)
Increase (decrease) in other liabilities	(976)	1,397	(473)

Net cash provided by operating activities	1,812	3,342	4,873

Cash flows from investing activities:
Proceeds from sale of securities	—	500	—
Increase in note receivable	—	(300)	—
Proceeds from sale of equity investment in Mercantile Adjustment Bureau	—	2,400	—
Net proceeds from sale of discontinued subsidiary	4,538	—	—
Equity investment in subsidiaries	(512)	(150)	(15,700)
Purchase of premises and equipment, net	(388)	(261)	(645)

Net cash provided by (used in) investing activities	3,638	2,189	(16,345)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	25,000
Repayment on long-term borrowings	—	—	(5,000)
Repayment of short-term borrowings	—	—	(500)
Purchase of preferred and common shares	(178)	(43)	(425)
Issuance of common shares	1,126	1,387	447
Dividends paid	(6,902)	(8,652)	(8,619)

Net cash (used in) provided by financing activities	(5,954)	(7,308)	10,903

Net decrease in cash and cash equivalents	(504)	(1,777)	(569)

Cash and cash equivalents at the beginning of the year	11,921	13,698	14,267

Cash and cash equivalents at the end of the year	$11,417	$11,921	$13,698

Selected Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2005
Results of operations data:
Interest and dividend income	$26,420	$25,818	$25,495	$26,154
Interest expense	8,051	8,960	9,238	10,146

Net interest income	18,369	16,858	16,257	16,008
Provision for loan losses	3,692	21,889	1,529	1,422

Net interest income (loss) after provision for loan losses	14,677	(5,031)	14,728	14,586
Noninterest income	4,907	4,791	14,749	4,937
Noninterest expense	16,418	16,592	16,312	16,170

Income (loss) from continuing operations before income taxes	3,166	(16,832)	13,165	3,353
Income taxes from continuing operations	781	(7,264)	4,205	512

Income (loss) from continuing operations	2,385	(9,568)	8,960	2,841
(Loss) income from discontinued operation, net of income taxes	(96)	(2,397)	11	30

Net income (loss)	$2,289	$(11,965)	$8,971	$2,871

Per common share data:
Basic:
Income (loss) from continuing operations	$0.18	$(0.88)	$0.76	$0.22
Net income (loss)	0.17	(1.09)	0.76	0.22
Diluted:
Income (loss) from continuing operations	0.18	(0.88)	0.76	0.22
Net income (loss)	0.17	(1.09)	0.76	0.22
Cash dividends declared	0.16	0.08	0.08	0.08
Book value	14.29	13.39	13.77	13.60

2004
Results of operations data:
Interest and dividend income	$26,317	$26,414	$26,630	$26,814
Interest expense	7,859	7,717	7,403	7,789

Net interest income	18,458	18,697	19,227	19,025
Provision for loan losses	4,796	2,516	2,147	10,217

Net interest income after provision for loan losses	13,662	16,181	17,080	8,808
Noninterest income	5,066	6,430	5,536	5,117
Noninterest expense	14,955	14,792	15,427	16,593

Income (loss) from continuing operations before income taxes	3,773	7,819	7,189	(2,668)
Income taxes from continuing operations	1,003	2,203	1,992	(2,028)

Income (loss) from continuing operations	2,770	5,616	5,197	(640)
Loss on discontinued operation, net of income taxes	(123)	(56)	(80)	(191)

Net income (loss)	$2,647	$5,560	$5,117	$(831)

Per common share data:
Basic:
Income (loss) from continuing operations	$0.21	$0.47	$0.43	$(0.09)
Net income (loss)	0.20	0.46	0.42	(0.11)
Diluted:
Income (loss) from continuing operations	0.21	0.47	0.43	(0.09)
Net income (loss)	0.20	0.46	0.42	(0.11)
Cash dividends declared	0.16	0.16	0.16	0.16
Book value	15.10	14.20	15.21	14.81

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Financial Institutions, Inc.:
We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. (the Company) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Buffalo, New York
March 14, 2006

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
b) Management Report on Internal Control over Financial Reporting
Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.
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
c) Changes to Internal Control Over Financial Reporting
There were no adverse changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company previously reported that as of December 31, 2004, it had identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses and the provision for loan losses. The Company took various corrective actions to remediate the material weakness condition. Actions taken during 2005 on the following matters that resulted in the material weakness condition are as follows:
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
d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Financial Institutions, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Financial Institutions, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Financial Institutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
KPMG LLP
Buffalo, New York
March 14, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information under the heading “Election of Directors and Information with Respect to Board of Directors”, which includes identifying the “audit committee financial expert” who serves on the Audit Committee of the Company’s Board of Directors and the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.
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
Item 11. Executive Compensation
The information under the headings “Compensation of Executive Officers”, “Summary Compensation Table”, “Stock Option Grants in Last Fiscal Year”, “Option Exercises in Last Fiscal Year and Year End Option Values”, “Benefit Plans”, “Executive Agreements”, “Election of Directors and Information with Respect to Board of Directors” and “Stock Performance Graph” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information under the heading “Stock Ownership” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
The following table provides information as of December 31, 2005, regarding the Company’s equity compensation plans.

		Weighted Average	Number of Securities
	Number of Securities to be	Exercise Price of	Remaining Available for
	Issued Upon Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans
Equity Compensation Plans Approved by Shareholders	426,238	$19.58	1,029,263

Equity Compensation Plans not Approved by Shareholders	—	—	—

Item 13. Certain Relationships and Related Transactions
Information under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accounting Fees and Services
Information under the headings “Audit Committee Report and “Independent Auditors” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List of Documents Filed as Part of this Report
(1)	Financial Statements.

The financial statements listed below and the Report of the Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(2)	Schedules.

All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

(3)	Exhibits.

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Filed Herewith

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.3	Agreement with Investment Banker dated March 14, 2005	Incorporated by reference to Exhibit 10.3 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.4	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.5	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.6	Separation Agreement and Release for Jon J. Cooper dated March 25, 2005	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 31, 2005

10.7	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.8	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.9	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with Thomas D. Grover	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.12	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.13	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005
10.14	Agreement with investment banker dated May 16, 2005	Incorporated by reference to Exhibit 10.15 of the Form 10-Q for the quarterly period ended June 30, 2005, dated August 9, 2005

Exhibit No.	Description	Location
10.15	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Incorporated by reference to Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.16	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.17	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.18	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.19	Amended Stock Ownership Requirements, dated December 14, 2005	Filed Herewith

10.20	2006 Annual Incentive Plan, dated March 13, 2006	Filed Herewith

10.21	Executive Enhanced Incentive Plan dated January 25, 2006	Filed Herewith

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s consolidated financial statements under Item 8 filed herewith.

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

32.2	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINANCIAL INSTITUTIONS, INC.

Date: March 15, 2006	By:	Peter G. Humphrey
Peter G. Humphrey
President and Chief Executive Officer (Principal Executive Officer)

By:	Ronald A. Miller
Ronald A. Miller
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Signatures	Title	Date

Peter G. Humphrey Peter G. Humphrey	President, Chief Executive Officer and Director	March 15, 2006

John E. Benjamin John E. Benjamin	Director	March 15, 2006

Thomas P. Connolly Thomas P. Connolly	Director	March 15, 2006

Barton P. Dambra Barton P. Dambra	Director	March 15, 2006

Samuel M. Gullo Samuel M. Gullo	Director	March 15, 2006

Susan R. Holliday Susan R. Holliday	Director	March 15, 2006

Joseph F. Hurley Joseph F. Hurley	Director	March 15, 2006

Erland E. Kailbourne Erland E. Kailbourne	Director	March 15, 2006

Robert N. Latella Robert N. Latella	Director	March 15, 2006

James E. Stitt James E. Stitt	Director	March 15, 2006

John R. Tyler, Jr. John R. Tyler, Jr.	Director	March 15, 2006

James H. Wyckoff James H. Wyckoff	Director	March 15, 2006