Form 10-Q
period 2006-03-31
FINANCIAL INSTITUTIONS INC
filed 2006-05-05
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 1, 2006

Common Stock, $0.01 par value	11,320,000 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2006	2005
Assets

Cash, due from banks and interest-bearing deposits	$44,480	$47,258
Federal funds sold	28,270	44,682
Commercial paper due in less than 90 days	19,962	—
Securities available for sale, at fair value	772,193	790,855
Securities held to maturity (fair value of $42,963 and $42,898 at March 31, 2006 and December 31, 2005, respectively)	43,036	42,593
Loans held for sale	835	1,253
Loans, net	945,278	972,090
Premises and equipment, net	35,884	36,471
Goodwill	37,369	37,369
Other assets	53,524	49,821

Total assets	$1,980,831	$2,022,392

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Demand	$257,611	$284,958
Savings, money market and interest-bearing checking	751,631	755,229
Certificates of deposit	668,916	677,074

Total deposits	1,678,158	1,717,261

Short-term borrowings	34,236	35,106
Long-term borrowings	63,375	63,391
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	17,366	18,175

Total liabilities	1,809,837	1,850,635

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding – 1,586 shares at March 31, 2006 and December 31, 2005	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding – 174,711 shares at March 31, 2006 and 174,747 shares at December 31, 2005	17,471	17,475
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,334,874 shares at March 31, 2006 and December 31, 2005	113	113
Additional paid-in capital	23,459	23,278
Retained earnings	139,386	136,925
Accumulated other comprehensive loss	(9,374)	(6,178)
Treasury stock, at cost – 14,874 shares at March 31, 2006 and 1,000 shares at December 31, 2005	(220)	(15)

Total shareholders’ equity	170,994	171,757

Total liabilities and shareholders’ equity	$1,980,831	$2,022,392

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2006	2005
Interest and dividend income:
Loans	$16,632	$19,078
Securities	8,352	7,237
Other	291	105

Total interest and dividend income	25,275	26,420

Interest expense:
Deposits	8,221	6,559
Short-term borrowings	235	133
Long-term borrowings	908	927
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	432

Total interest expense	9,796	8,051

Net interest income	15,479	18,369

Provision for loan losses	250	3,692

Net interest income after provision for loan losses	15,229	14,677

Noninterest income:
Service charges on deposits	2,672	2,595
Financial services group fees and commissions	625	739
Mortgage banking revenues	308	477
Net gain on sale of commercial-related loans	82	—
Other	1,269	1,096

Total noninterest income	4,956	4,907

Noninterest expense:
Salaries and employee benefits	8,758	8,795
Occupancy and equipment	2,362	2,213
Supplies and postage	559	557
Amortization of intangible assets	108	108
Computer and data processing expense	405	434
Professional fees	623	1,010
Other	2,460	3,301

Total noninterest expense	15,275	16,418

Income from continuing operations before income taxes	4,910	3,166

Income taxes from continuing operations	1,171	781

Income from continuing operations	3,739	2,385

Discontinued operation (note 7):
Loss from operation of discontinued subsidiary	—	(132)
Income tax benefit	—	(36)

Loss on discontinued operation	—	(96)

Net income	$3,739	$2,289

Earnings per common share (note 3):
Basic:
Income from continuing operations	$0.30	$0.18
Net income	$0.30	$0.17
Diluted:
Income from continuing operations	$0.30	$0.18
Net income	$0.30	$0.17
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance – December 31, 2005	$159	$17,475	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757

Purchase 36 shares of preferred stock	—	(4)	—	—	—	—	—	(4)

Purchase 14,000 shares of common stock - director repurchase agreement	—	—	—	—	—	—	(207)	(207)

Issue 126 shares of common stock - exercised stock options	—	—	—	—	—	—	2	2
Amortization of unvested stock options	—	—	—	181	—	—	—	181

Comprehensive income:

Net income	—	—	—	—	3,739	—	—	3,739

Unrealized loss on securities available for sale (net of tax of $2,120)	—	—	—	—	—	(3,196)	—	(3,196)

Total comprehensive income								543

Cash dividends declared:

3% Preferred — $0.75 per share	—	—	—	—	(1)	—	—	(1)

8.48% Preferred — $2.12 per share	—	—	—	—	(371)	—	—	(371)

Common — $0.08 per share	—	—	—	—	(906)	—	—	(906)

Balance – March 31, 2006	$159	$17,471	$113	$23,459	$139,386	$(9,374)	$(220)	$170,994

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$3,739	$2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,063	1,075
Net amortization of premiums and discounts on securities	222	355
Provision for loan losses	250	3,692
Amortization of unvested stock options	181	—
Deferred income tax expense (benefit)	404	(1,062)
Tax benefit from stock-based compensation	—	(2)
Proceeds from sale of loans held for sale	31,537	11,201
Originations of loans held for sale	(31,695)	(10,086)
Net gain on sale of loans held for sale	(226)	(186)
Net gain on sale of commercial-related loans held for sale	(82)	—
Net (gain) loss on sale of premises and equipment	(11)	14
Net gain on sale of other real estate and repossessed assets	(86)	(29)
Minority interest in net income of subsidiaries	—	8
(Increase) decrease in other assets	(1,637)	2,205
Decrease in accrued expenses and other liabilities	(808)	(1,499)

Net cash provided by operating activities	2,851	7,975

Cash flows from investing activities:
Purchase of securities:
Available for sale	(13,210)	(48,319)
Held to maturity	(5,306)	(2,229)
Proceeds from maturity and call of securities:
Available for sale	26,337	35,373
Held to maturity	4,861	3,697
Net loan pay-downs	26,103	25,801
Proceeds from sale of commercial-related loans	970	—
Proceeds from sale of premises and equipment	36	35
Purchase of premises and equipment	(394)	(1,956)

Net cash provided by investing activities	39,397	12,402

Cash flows from financing activities:
Net (decrease) increase in deposits	(39,103)	50,960
Net repayment of short-term borrowings	(870)	(569)
Repayment of long-term borrowings	(16)	(3,036)
Purchase of preferred and common shares	(211)	(64)
Issuance of common shares	2	10
Dividends paid	(1,278)	(2,173)

Net cash (used in) provided by financing activities	(41,476)	45,128

Net increase in cash and cash equivalents	772	65,505

Cash and cash equivalents at the beginning of the period	91,940	46,085

Cash and cash equivalents at the end of the period	$92,712	$111,590

Supplemental information:
Cash paid during period for:
Interest	$10,221	$8,034
Income taxes	—	—
Noncash investing and financing activities:
Real estate acquired in settlement of loans	$373	$231
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
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, FII’s Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged Wyoming County Bank (100% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”) and Bath National Bank (100% owned) (“BNB”) into the New York State-chartered First Tier Bank & Trust (100% owned) (“FTB”), which was then renamed Five Star Bank (100% owned) (“FSB” or the “Bank”). The merger was accounted for at historical cost as a combination of entities under common control.
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company had two financial services subsidiaries: The Five Star Investment Services, Inc. (100% owned) (“FSIS”) (formerly known as The FI Group, Inc.) and the Burke Group, Inc. (formerly 100% owned) (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FSIS is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI was an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income in these financial statements. Since the sale of BGI occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at March 31, 2006 or December 31, 2005. BGI cash flows are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of cash flow.
During 2003, the Company terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Bank (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
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
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operation to be expected for the full year ended December 31, 2006. The interim consolidated financial statement should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period presentation.
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
For purposes of the consolidated statements of cash flows, short-term interest-bearing deposits, federal funds sold and commercial paper due in less than 90 days are considered cash equivalents.

(2) Stock Compensation Plans
The Company has a Management Stock Incentive Plan and a Director’s Stock Incentive Plan (the “Plans”). Under the Plans, the Company may grant stock options to purchase shares of common stock, shares of restricted stock or stock appreciation rights to its directors, directors of its subsidiaries, and key employees. To date, the Company has only granted stock options under the Plans. Grants under the plans may be made up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company’s stock on the date of the grant. The maximum term of each option is ten years and the vesting period generally ranges between three and five years.
Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation. No stock-based compensation expense was recognized in the consolidated statements of income prior to 2006 for stock options, as the exercise price was equal to the market price of the common stock on the date of grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under the transition method, stock-based compensation expense for the three months ended March 31, 2006 includes:
(a)	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and

(b)	compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Historically, SFAS No. 123 required pro forma disclosure of stock-based compensation expense and the Company has recognized pro forma compensation expense for stock option awards on a straight-line basis over the applicable vesting periods. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. The Company will continue to recognize compensation expense over the vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards after December 31, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Total stock-based compensation expense included in our consolidated statement of income for the three months ended March 31, 2006 was $181,000 ($109,000 net of tax or $0.01 per diluted share), of which $179,000 relates to awards granted prior to 2006 that continue to be expensed over the applicable vesting period.
Prior to adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, the presentation of the Company’s consolidated statement of cash flows has changed from prior periods to report excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, there were no excess tax benefits reported as financing cash flows rather than operating cash flows, as the actual income tax benefit realized from stock option exercises totaled less than $1,000.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005.

Three Months Ended
March 31,
(Dollars in thousands, except per share amounts)	2005
Reported net income	$2,289

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	91

Pro forma net income	2,198

Less: Preferred stock dividends	372

Pro forma net income available to common shareholders	$1,826

Basic earnings per share:
Reported	$0.17
Pro forma	0.16

Diluted earnings per share:
Reported	$0.17
Pro forma	0.16

(1)	For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the vesting periods.
The following table summarizes the stock option activity for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
(Dollars in thousands,		Price	Term	Intrinsic
except per share amounts)	Options	Per Share	(in years)	Value

Outstanding at December 31, 2005	426,238	$19.21
Granted	6,047	19.59
Exercised	(126)	14.13
Forfeited	(482)	21.64
Expired	(4,054)	23.99

Outstanding at March 31, 2006	427,623	$19.54	6.35	$754,000

Vested and expected to vest at March 31, 2006	418,705	$19.51	5.89	$753,000

Exercisable at March 31, 2006	307,841	$18.92	5.43	$740,000
As of March 31, 2006, there was $762,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.53 years.
The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended March 31, 2006 and 2005 was $1,000 and $6,000, respectively. In addition, the options that vested during the three months ended March 31, 2006 and 2005 had no intrinsic value. Net cash proceeds from the exercise of stock options were $2,000 and $8,000 for the three months ended March 31, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises totaled less than $1,000 and $2,000, respectively, for those same periods.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $8.00 and $6.52, respectively.

The weighted average Black-Scholes option valuation assumptions used for the stock option grants totaling 6,047 and 125,246 for the three months ended March 31, 2006 and 2005, respectively were as follows:

	Three Months Ended
	March 31,
	2006		2005
Risk-free interest rate	4.29	%(1)	4.17%
Expected dividend yield	1.65%		1.95%
Expected stock price volatility	42.53	%(2)	26.47%
Expected term of stock options (in years)	6.25 years	(3)	6.23 years

(1)	Based on the average of the five and seven year Treasury constant maturity (“TCM”) interest rates to be consistent with the expected term of the stock options.

(2)	Expected stock price volatility is based on actual experience using a historical period of 6.25 years to be consistent with the expected term of the stock options.

(3)	The Company estimated the expected term of the stock options using the simplified method prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107.
(3) Earnings Per Common Share
Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise stock options, if dilutive.
Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2006	2005
Income from continuing operations	$3,739	$2,385

Less: Preferred stock dividends	372	372

Income from continuing operations available to common shareholders	3,367	2,013

Loss on discontinued operation, net of tax	—	(96)

Net income available to common shareholders	$3,367	$1,917

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,328	11,250

Add: Effect of dilutive options	44	49

Weighted average number of common shares used to calculate diluted earnings per common share	11,372	11,299

Earnings per common share:
Basic:
Income from continuing operations	$0.30	$0.18
Loss on discontinued operation	$—	$(0.01)
Net income	$0.30	$0.17

Diluted:
Income from continuing operations	$0.30	$0.18
Loss on discontinued operation	$—	$(0.01)
Net income	$0.30	$0.17
There were approximately 284,000 and 218,000 weighted average stock options for the three months ended March 31, 2006 and 2005, respectively that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.

(4) Retirement Plans and Postretirement Benefits
The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s funding policy is to contribute at least the minimum-funding requirement as determined actuarially to cover current service cost plus amortization of prior service costs.
Net periodic pension cost consists of the following components:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2006	2005
Service cost	$431	$395
Interest cost on projected benefit obligation	335	321
Expected return on plan assets	(466)	(408)
Amortization of net transition asset	(7)	(10)
Amortization of unrecognized loss	56	55
Amortization of unrecognized prior service cost	4	4

Net periodic pension cost	$353	$357

The Company contributed approximately $1.6 million to the pension plan during February 2006. No additional contributions are expected in 2006.
Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $3,000 for the three months ended March 31, 2006 and 2005.
(5) Commitments and Contingencies
In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $241.1 million and $231.5 million were contractually available at March 31, 2006 and December 31, 2005, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $8.4 million and $9.5 million at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.
On March 28, 2006, FSB entered into a Trust Company Agreement and Plan of Merger with The Canandaigua National Bank and Trust Company (“Canandaigua”) pursuant to which Canandaigua will acquire FSB’s trust business. The sales price, net of estimated selling costs, of approximately $1.1 million is subject to adjustment based on the value of the trust assets at the time of transfer. The trust division has approximately $63.5 million in assets held in fiduciary or agency capacities. The transaction is subject to regulatory and court approval and is currently expected to close in September 2006.

(6) Supervision and Regulation
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
The Company is also subject to varying regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of March 31, 2006 and December 31, 2005, the Company and FSB met all capital adequacy requirements to which they are subject.
At December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. For purposes of determining the annual deposit insurance assessment rate for insured depository institutions, each insured institution is assigned an assessment risk classification. Each institution’s assigned risk classification is composed of a group and subgroup assignment based on capital group and supervisory subgroup. Prior to the Company’s restructuring in December 2005, the Company’s former bank subsidiaries NBG and BNB remained assigned to the well-capitalized capital group, but were placed in lower supervisory subgroups based on the formal agreements that were in place with the Office of the Comptroller of the Currency (“OCC”). Because of the downgrades, the Company’s FDIC insurance premiums increased in 2005. As a result of the merger of the Company’s subsidiary banks and the FDIC risk classification for FSB, the Company’s 2006 premiums are lower.
(7) Discontinued Operation
In 2005, the Company decided to dispose of its BGI subsidiary. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income in these financial statements. As of March 31, 2005, the Company recorded a loss on discontinued operations of $132,000 and an income tax benefit associated with discontinued operations of $36,000. Since the sale occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at March 31, 2006 or December 31, 2005. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow.

(8) Loans Held for Sale
During 2005, the Company transferred $169.0 million in commercial-related loans to held for sale at an estimated fair value less costs to sell of $132.3 million, therefore $36.7 million in commercial-related charge-offs were recorded as a result of classifying the loans as held for sale. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of these commercial-related loans held for sale. The remaining commercial-related loans held for sale were sold in the first quarter of 2006 and resulted in a net gain of $82,000.
A summary of loans held for sale is as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Commercial and agricultural *	$—	$577
Residential real estate	835	676

Total loans held for sale	$835	$1,253

*	All commercial and agricultural loans held for sale were in nonaccrual status.
The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. The Company makes the determination of whether or not to identify the mortgage as a loan held for sale at the time the application is received from the borrower. The Company also originates student loans and has a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. The volume of student loans originated and sold increased beginning in the third quarter of 2005.
Proceeds from the sale of loans held for sale were $31.5 million and $11.2 million for the three months ended March 31, 2006 and 2005, respectively. These proceeds included proceeds from the sale of student loans totaling $25.2 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. The net gain on sale of loans held for sale was $226,000 and $186,000 for the three months ended March 31, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. There are a number of important factors that could affect the Company’s forward-looking statements which include the quality of collateral associated with nonperforming loans, the ability of customers to continue to make payments on criticized or substandard loans, the impact of rising interest rates on customer cash flows, the speed or cost of resolving bad loans, the ability to hire and train personnel, the economic conditions in the area in which the Company operates, customer preferences, the competition and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.
GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company for the periods covered in this quarterly report. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
The Company’s revenue is primarily dependent on net interest income, which is the difference between the income earned on loans and securities and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, service charges on deposits, financial services group fees and commissions, mortgage banking activities, gain or loss on the sale of securities, gain or loss on sale of loans, other miscellaneous income and noninterest expense. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of intangible assets, computer and data processing, professional fees, other miscellaneous expense and income taxes. The results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Diluted earnings per share for the first quarter of 2006 were $0.30, up $0.13 per share, or 76%, compared with $0.17 for the same period last year. Net income for the first quarter was $3.7 million compared with $2.3 million in the first quarter of 2005. A significantly lower provision for loan loss, which reflected the much improved credit quality of the loan portfolio, combined with reduced noninterest expense, drove the earnings increase. These positive effects were somewhat offset by decreased revenue on a lower earning asset base.
The Company’s provision for loan losses for the three months ended March 31, 2006 and 2005 totaled $250,000 and $3.7 million, respectively. The Company’s net charge-offs for the three months ended March 31, 2006 and 2005 totaled $190,000 and $2.9 million, respectively. The Company improved its loan quality by selling a substantial portion of its commercial-related problem loans during the second half of 2005. At March 31, 2006, nonperforming assets totaled $19.5 million comparable to $19.7 million at December 31, 2005.
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, the Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged its commercial subsidiary banks into the New York State-chartered First Tier Bank & Trust (“FTB”), which was then renamed Five Star Bank (“FSB”). The Company also sold its Burke Group, Inc. (“BGI”) subsidiary during 2005 in order to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income and the loss on discontinued operation totaled $96,000 for the three months ended March 31, 2005.
As part of the Company’s strategy to focus on growing its core banking franchise, it has agreed to sell its trust operations. The trust division has approximately $63.5 million in assets held in fiduciary or agency capacities. The transaction is subject to regulatory and court approval and is currently expected to close in September 2006.

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
The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of December 31, 2005, dated March 15, 2006, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that the accounting policies with respect to the allowance for loan losses, goodwill and stock-based compensation require particularly subjective or complex judgments important to the Company’s consolidated financial statements, results of operations or liquidity, and are therefore considered to be critical accounting policies as discussed below.
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
Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During 2005, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed.

Stock-Based Compensation: The Company grants stock options to its management and directors as part of their compensation. The amount of stock option compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of incentive stock option exercises and actual forfeiture rates. The Company estimates the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include the expected stock price volatility, expected dividend yield and the expected term of the stock options. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because the options typically vest over three to five years or upon retirement, thus, options are expensed immediately upon grant for retirement eligible employees, which results in relatively higher expense in the period of grant (see note 2 also).
NEW ACCOUNTING PRONOUNCEMENT
In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

(Dollars in thousands, except per share amounts)	At or For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
Per common share data:
Basic:
Income from continuing operations	$0.30	$0.18	$0.12	67%
Net income	$0.30	$0.17	$0.13	76%
Diluted:
Income from continuing operations	$0.30	$0.18	$0.12	67%
Net income	$0.30	$0.17	$0.13	76%
Cash dividends declared	$0.08	$0.16	$(0.08)	(50)%
Book value	$13.55	$14.29	$(0.74)	(5)%
Common shares outstanding:
Weighted average shares – basic	11,328,404	11,249,474
Weighted average shares – diluted	11,372,253	11,298,967
Period end	11,320,000	11,249,676
Performance ratios, annualized:
Return on average assets	0.77%	0.43%
Return on average common equity	8.82%	4.67%
Common dividend payout ratio	26.67%	94.12%
Net interest margin (tax-equivalent)	3.64%	3.90%
Efficiency ratio (2)	69.99%	66.12%
Asset quality data:
Past due over 90 days and accruing	$35	$12
Nonaccrual loans	18,561	62,580

Total nonperforming loans	18,596	62,592
Other real estate owned (ORE)	879	981

Total nonperforming loans and other real estate owned	19,475	63,573
Nonaccrual commercial-related loans held for sale	—	—

Total nonperforming assets	$19,475	$63,573

Net loan charge-offs	$190	$2,870
Asset quality ratios:
Nonperforming loans to total loans (1)	1.93%	5.11%
Nonperforming loans and ORE to total loans and ORE (1)	2.02%	6.40%
Nonperforming assets to total assets	0.98%	3.14%
Allowance for loan losses to total loans (1)	2.10%	3.27%
Allowance for loan losses to nonperforming loans (1)	109%	64%
Net loan charge-offs to average loans (annualized)	0.08%	0.93%
Capital ratios:
Average common equity to average total assets	7.83%	7.75%
Leverage ratio	8.11%	7.30%
Tier 1 risk-based capital ratio	14.07%	11.40%
Risk-based capital ratio	15.32%	12.67%

(1) Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.

(2) The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial-related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$15,275	$16,418
Less: Other real estate expense	71	176
Amortization of intangibles	108	108

Net expense (numerator)	$15,096	$16,134

Net interest income	$15,479	$18,369
Plus: Tax equivalent adjustment	1,217	1,125

Net interest income (tax equivalent)	16,696	19,494
Plus: Noninterest income	4,956	4,907
Less: Net gain on sale of commercial-related loans	82	—

Net revenue (denominator)	$21,570	$24,401

NET INCOME ANALYSIS
Average Balance Sheets
The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis for the periods indicated. All average balances are average daily balances.

	For the Three Months Ended March 31,
	2006			2005
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$16,400	$185	4.59%	$16,732	$105	2.54%
Commercial paper due in less than 90 days	9,276	106	4.63%	—	—	—%
Investment securities (1):
Taxable	578,268	6,092	4.21%	513,009	5,147	4.01%
Non-taxable	262,537	3,477	5.30%	244,830	3,215	5.25%

Total investment securities	840,805	9,569	4.55%	757,839	8,362	4.41%
Loans (2):
Commercial and agricultural	446,150	8,104	7.37%	729,476	11,139	6.19%
Residential real estate	273,226	4,242	6.24%	259,537	4,159	6.44%
Consumer and home equity	256,847	4,286	6.77%	250,311	3,780	6.13%

Total loans	976,223	16,632	6.89%	1,239,324	19,078	6.23%

Total interest-earning assets	1,842,704	$26,492	5.79%	2,013,895	$27,545	5.52%

Allowance for loans losses	(20,528)			(39,674)
Other non-interest-earning assets	155,657			174,727

Total assets	$1,977,833			$2,148,948

Interest-bearing liabilities:
Savings and money market	$349,492	$927	1.08%	$403,876	$776	0.78%
Interest-bearing checking	397,066	1,560	1.59%	393,233	927	0.96%
Certificates of deposit	667,273	5,734	3.48%	750,503	4,856	2.62%
Short-term borrowings	35,011	235	2.73%	32,051	133	1.69%
Long-term borrowings	63,381	908	5.81%	79,455	927	4.73%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,528,925	9,796	2.60%	1,675,820	8,051	1.95%

Non-interest-bearing demand deposits	259,050			271,322
Other non-interest-bearing liabilities	17,335			17,557

Total liabilities	1,805,310			1,964,699
Shareholders’ equity (3)	172,523			184,249

Total liabilities and shareholders’ equity	$1,977,833			$2,148,948

Net interest income – tax equivalent		16,696			19,494
Less: tax equivalent adjustment		1,217			1,125

Net interest income		$15,479			$18,369

Net interest rate spread			3.19%			3.57%

Net earning assets	$313,779			$338,075

Net interest income as a percentage of average interest-earning assets			3.64%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.52%			120.17%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

Net Interest Income
Net interest income in the first quarter of 2006 was $15.5 million, down $2.9 million in comparison with the same period last year, primarily the result of a 26 basis point drop in net interest margin and a $171.2 million reduction in average earning assets. Net interest margin was 3.64% for the three months ended March 31, 2006 compared with 3.90% for the same period last year. The decrease was a result of the 65 basis point increase in the cost of interest-bearing liabilities to 2.60% for the quarter ended March 31, 2006 compared to the same period a year ago. The Company’s total cost of funds was 2.15% for the first quarter of 2006, an increase of 53 basis points from the same quarter last year. The increase in cost of funds exceeded the 27 basis point increase in yield on interest-earning assets to 5.79% for the quarter ended March 31, 2006 compared to the same period a year ago. The increase in cost of funds was associated with the rising interest rate environment. The effect of the rising interest rate environment on interest-earning assets was partially offset by a shift in the mix of interest-earnings assets from higher yielding loans to lower yielding investment securities. For the first quarter of 2006, average investment securities, federal funds sold and commercial paper increased $91.9 million, while average loans decreased $263.1 million compared to the first quarter of 2005.
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

	Three Months ended March 31,
	2006 vs. 2005
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(4)	$84	$80
Commercial paper due in less than 90 days	106	—	106

Investment securities (1):
Taxable	688	257	945
Non-taxable	231	31	262

Total investment securities	919	288	1,207
Loans (2):
Commercial and agricultural	(5,163)	2,128	(3,035)
Residential real estate	211	(128)	83
Consumer and home equity	109	397	506

Total loans	(4,843)	2,397	(2,446)

Total interest-earning assets	(3,822)	2,769	(1,053)

Interest-bearing liabilities:
Savings and money market	(142)	293	151
Interest-bearing checking	15	618	633
Certificates of deposit	(715)	1,593	878
Short-term borrowings	20	82	102
Long-term borrowings	(242)	223	(19)

Total interest-bearing liabilities	(1,064)	2,809	1,745

Net interest income	$(2,758)	$(40)	$(2,798)

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

Provision for Loan Losses
The provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for loan losses for the first quarter of 2006 totaled $250,000, a decrease of $3.4 million compared to the $3.7 million provision for loan losses for the first quarter of 2005. Net loan charge-offs in the first quarter of 2006 were $190,000 compared to $2.9 million for the prior year’s first quarter. Net loan charge-offs to average loans (annualized) for the first quarter 2006 was 0.08% compared with 0.93% in the same quarter last year. The 2006 decreases in both the provision for loan losses and net charge-offs reflect the much improved credit quality of the loan portfolio, a direct result of selling a substantial portion of commercial-related problem loans during 2005.
Noninterest Income
Noninterest income for the first quarter of 2006 increased $49,000 to $5.0 million from $4.9 million in the first quarter of 2005. The most significant component of noninterest income is service charges on deposits, which increased $77,000 to $2.7 million for the quarter ended March 31, 2006 compared to a year ago, despite an 8% decline in total average deposits for first quarter of 2006 compared to first quarter of 2005. The increase in service charges on deposits was accompanied by an increase in other noninterest income, which were offset by decreases in mortgage banking activities and financial services group fees and commissions.
Noninterest Expense
Noninterest expense decreased $1.1 million for the first quarter of 2006 to $15.3 million from $16.4 million for the first quarter of 2005. This decrease is due in part to a $387,000 decrease in professional fees for the first quarter 2006 in comparison to a year ago, a result of resolution of regulatory and asset quality issues in 2005. The decrease also relates to an $841,000 decline in other noninterest expenses for the first quarter 2006 in comparison to a year ago. The decline in other noninterest expenses can be attributed to lower Federal Deposit Insurance Corporation (“FDIC”) insurance costs, cost savings associated with the reduction in problem loans and operational efficiencies gained from the fourth quarter 2005 restructuring. In addition, the first quarter of 2005 included $476,000 in personnel separation costs. Salaries and benefits declined $37,000 to $8.8 million in the first quarter of 2006 compared with the same quarter last year. In addition, salaries and benefits for the first quarter of 2006 includes $181,000 of stock compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The decreases in noninterest expense, combined with a decline in revenue, resulted in an increase in the efficiency ratio to 69.99% for the first quarter of 2006 compared with 66.12% for the first quarter of 2005. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial-related loans held for sale (all from continuing operations).
Income Taxes from Continuing Operations
The provision for income taxes from continuing operations provides for Federal and New York State income taxes, which amounted to $1.2 million and $781,000 for the first quarter of 2006 and 2005, respectively. The effective tax rate decreased to 23.8% for the first quarter of 2006, compared to 24.7% for the first quarter of 2005.
Discontinued Operation
The Company sold its BGI subsidiary during 2005 in order to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income and the loss on discontinued operation totaled $96,000 for the three months ended March 31, 2005.

ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $835,000 at March 31, 2006, all of which were residential real estate loans. Loans held for sale (not included in the table below) totaled $1.3 million as of December 31, 2005, comprised of nonaccruing commercial-related loans (including mortgages and agricultural loans) of $577,000 and residential real estate loans of $676,000.
Loan Portfolio Composition
Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	March 31,		December 31,
(Dollars in thousands)	2006		2005
Commercial	$112,784	11.7%	$116,444	11.7%
Commercial real estate	256,387	26.5	264,727	26.7
Agricultural	69,167	7.2	75,018	7.5
Residential real estate	271,344	28.1	274,487	27.7
Consumer and home equity	255,887	26.5	261,645	26.4

Total loans	965,569	100.0	992,321	100.0

Allowance for loan losses	(20,291)		(20,231)

Total loans, net	$945,278		$972,090

Total gross loans decreased $26.7 million to $965.6 million at March 31, 2006 from $992.3 million at December 31, 2005. Commercial loans and commercial real estate loans decreased $12.0 million to $369.2 million or 38.2% of the portfolio at March 31, 2006 from $381.2 million or 38.4% of the portfolio at December 31, 2005. Agricultural loans decreased $5.8 million, to $69.2 million at March 31, 2006 from $75.0 million at December 31, 2005. The decline in commercial-related loans can be primarily attributed to loan pay-offs coupled with decreased loan production. Commercial-related loan originations have slowed as the Company has implemented more stringent underwriting requirements.
Residential real estate loans decreased $3.2 million to $271.3 million at March 31, 2006 in comparison to December 31, 2005. The consumer and home equity line portfolio decreased $5.7 million to $255.9 million at March 31, 2006 in comparison to December 31, 2005. The decrease in residential and consumer loans again reflects loan pay-offs coupled with decreased loan production and overall seasonal slowdowns.

Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Nonaccruing loans (1)
Commercial	$5,895	$4,389
Commercial real estate	6,798	6,985
Agricultural	2,467	2,786
Residential real estate	3,045	3,096
Consumer and home equity	356	505

Total nonaccruing loans	18,561	17,761

Accruing loans 90 days or more delinquent	35	276

Total nonperforming loans	18,596	18,037

Other real estate owned (ORE)	879	1,099

Total nonperforming loans and other real estate owned	19,475	19,136

Nonaccruing commercial-related loans held for sale	—	577

Total nonperforming assets	$19,475	$19,713

Total nonperforming loans to total loans (2)	1.93%	1.82%

Total nonperforming loans and ORE to total loans and ORE (2)	2.02%	1.93%

Total nonperforming assets to total assets	0.98%	0.97%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
The Company experienced a $238,000 decline in total nonperforming assets to $19.5 million at March 31, 2006 compared to December 31, 2005. Accruing loans 90 days or more delinquent, ORE and nonaccruing commercial-related loans held for sale declined by $241,000, $220,000 and $577,000, respectively, during the first quarter of 2006. Offsetting those declines was an $800,000 increase in total nonaccrual loans to $18.6 million at March 31, 2006 compared to December 31, 2005.
The following table details nonaccrual loan activity for the periods indicated.

	Three Months Ended
	March 31,	December 31,
(Dollars in thousands)	2006	2005
Nonaccruing loans, beginning of period	$17,761	$16,140
Additions	5,334	6,727
Payments	(2,018)	(1,724)
Charge-offs	(972)	(2,712)
Returned to accruing status	(1,226)	(506)
Transferred to other real estate	(318)	(164)

Nonaccruing loans, end of period	$18,561	$17,761

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $20.1 million and $23.2 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2006 and December 31, 2005, respectively.

Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall adequacy of the allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at March 31, 2006.
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
The following table sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$20,231	$39,186

Charge-offs:
Commercial	327	1,642
Commercial real estate	274	988
Agricultural	222	204
Residential real estate	42	16
Consumer and home equity	438	261

Total charge-offs	1,303	3,111
Recoveries:
Commercial	716	101
Commercial real estate	68	18
Agricultural	35	20
Residential real estate	1	8
Consumer and home equity	293	94

Total recoveries	1,113	241

Net charge-offs	190	2,870
Provision for loan losses	250	3,692

Balance at end of period	$20,291	$40,008

Ratio of net loan charge-offs to average loans (annualized)	0.08%	0.93%

Ratio of allowance for loan losses to total loans (1)	2.10%	3.27%

Ratio of allowance for loan losses to nonperforming loans (1)	109%	64%

(1)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Net loan charge-offs were $190,000 for the first quarter of 2006 or 0.08% (annualized) of average loans compared to $2.9 million or 0.93% (annualized) of average loans in the same period last year. The ratio of the allowance for loan losses to nonperforming loans was 109% at March 31, 2006 compared to 112% at December 31, 2005 and 64% at March 31, 2005. The ratio of the allowance for loan losses to total loans was 2.10% at March 31, 2006 compared to 2.04% at December 31, 2005 and 3.27% a year ago.

Investing Activities
The Company’s total investment security portfolio totaled $815.2 million as of March 31, 2006 compared to $833.4 million as of December 31, 2005. Further detail regarding the Company’s investment portfolio follows.
U.S. Government-Sponsored Enterprise (“GSE”) Securities
At March 31, 2006, the available for sale GSE securities portfolio totaled $243.2 million. The portfolio consisted of approximately $142.5 million, or 59%, of callable securities at March 31, 2006. At March 31, 2006 this category of securities also includes $98.2 million of structured notes, the majority of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At March 31, 2006, the structured notes had a current average coupon of 4.06% that adjust on average to 6.47% within five years. At December 31, 2005, the available for sale GSE securities portfolio totaled $251.9 million.
State and Municipal Obligations
At March 31, 2006, the portfolio of state and municipal obligations totaled $260.8 million, of which $217.8 million was classified as available for sale. At that date, $43.0 million was classified as held to maturity, with a fair value of $42.9 million. At December 31, 2005, the portfolio of state and municipal obligations totaled $262.9 million, of which $220.3 million was classified as available for sale. At that date, $42.6 million was classified as held to maturity, with a fair value of $42.9 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”)
MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $310.1 million and $317.6 million at March 31, 2006 and December 31, 2005, respectively. The portfolio was comprised of $221.5 million of MBS, $83.2 million of CMO and $5.4 million of other ABS securities at March 31, 2006. The MBSs were predominantly issued by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 65% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists primarily of fixed rate government issues and privately issued AAA rated securities. The ABS securities are primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2005, the portfolio consisted of $234.3 million of MBS, $77.4 million of CMO and $5.9 million of other ABS securities.
Corporate Bonds
The Company did not hold any corporate bonds at March 31, 2006 nor December 31, 2005. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $1.1 million and $1.0 million at March 31, 2006 and December 31, 2005, respectively.

Funding Activities
Deposits
The Bank offers a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At March 31, 2006, total deposits were $1.678 billion in comparison to $1.717 billion at December 31, 2005. A majority of the decline in deposits relates to nonpublic deposits whose decrease is attributed to seasonality, the timing of rate campaigns and loss of deposits associated with the effects of the 2005 loan sale.
The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.465 billion or 87.3% of total deposits at March 31, 2006 compared to $1.517 billion or 88.4% of total deposits at December 31, 2005. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $213.3 million and $199.8 million as of March 31, 2006 and December 31, 2005, respectively. The Company also utilizes brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $26.5 million and $31.5 million at March 31, 2006 and December 31, 2005, respectively. The decline in brokered certificates of deposit resulted as the Company actively managed to lower the level of these higher cost funds due to increased liquidity levels.
Non-Deposit Sources of Funds
The Company’s most significant source of non-deposit funds is FHLB borrowings. FHLB advances outstanding amounted to $50.4 million and $53.4 million as of March 31, 2006 and December 31, 2005, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The Company had approximately $37.4 million and $35.5 million of immediate credit available under lines of credit with the FHLB at March 31, 2006 and December 31, 2005, respectively. The FHLB lines of credit are collateralized by FHLB stock and real estate mortgage loans. The Company also had $93.1 million and $75.0 million of credit available under unsecured lines of credit with various banks at March 31, 2006 and December 31, 2005, respectively. There were no advances outstanding on these lines of credit at March 31, 2006 and December 31, 2005. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $22.2 million and $20.1 million as of March 31, 2006 and December 31, 2005, respectively.
The Company also has a credit agreement with M&T Bank and has pledged the stock of FSB as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility. The interest rate and maturity of the term loan facility were modified during 2005. The amended and restated term loan requires monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006, with the opportunity for a future interest rate step-down to LIBOR plus 1.75% beginning in the fourth quarter of 2006 with financial covenant compliance for the quarter ended September 30, 2006. Principal installments of $6.25 million are due annually beginning in December of 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April of 2007. There were no advances outstanding on the revolving loan at March 31, 2006.
During 2001, FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. As of March 31, 2006, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.
Equity Activities
Total shareholders’ equity amounted to $171.0 million at March 31, 2006, a decrease of $763,000 from $171.8 million at December 31, 2005. The decrease in shareholders’ equity during the three months ended March 31, 2006 results from the $1.3 million in dividends declared and $3.2 million in unrealized loss on securities offset by the $3.7 million of net income.

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
The Company’s cash and cash equivalents were $92.7 million at March 31, 2006, an increase of $772,000 from $91.9 million at December 31, 2005. The Company began investing in commercial paper due in less than 90 days during the first quarter of 2006 and has classified the short-term investment as a cash equivalent. The Company’s net cash provided by operating activities totaled $2.9 million and the principal source of operating activity cash flow was the Company’s net income adjusted for noncash income and expense items. The Company’s net cash provided by investing activities totaled $39.4 million. Net cash provided from investment activities primarily included net proceeds of $12.7 million in securities and $26.1 million of loan payments in excess of loan originations. The Company utilized cash in financing activities by funding a $39.1 million decrease in deposits, reducing debt by $886,000, the net acquisition of preferred and common shares of $211,000 and paying $1.3 million in dividends to shareholders. The Company’s cash and cash equivalents were $111.6 million at March 31, 2005, an increase of $46.1 million from $65.5 million at December 31, 2004.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%.
The Company’s Tier 1 leverage ratio was 8.11% at March 31, 2006 an increase of 51 basis points from 7.60% at December 31, 2005. Total Tier 1 capital of $157.8 million at March 31, 2006 was comparable to $155.3 million at December 31, 2005. Adjusted quarterly average assets of $1.946 billion for the first quarter of 2006 were down in comparison to $2.043 billion in the fourth quarter of 2005.
The Company’s Tier 1 risk-based capital ratio was 14.07% at March 31, 2006, up from 13.75% at December 31, 2005. The Company’s total risk-weighted capital ratio was 15.32% at March 31, 2006 compared to 15.01% at December 31, 2005. Total risk-based capital at March 31, 2006 was $172.0 million a decrease of $2.5 million from December 31, 2005. Net risk-weighted assets at March 31, 2006 were $1.122 billion, down $7.2 million compared to $1.129 billion at December 31, 2005.

The following is a summary of the risk-based capital ratios for the Company and FSB:

	March 31,	December 31,
	2006	2005
Tier 1 leverage ratio
Company	8.11%	7.60%
FSB	8.84%	8.20%

Tier 1 risk-based capital ratio
Company	14.07%	13.75%
FSB	15.38%	14.87%

Total risk-based capital ratio
Company	15.32%	15.01%
FSB	16.63%	16.13%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Company’s Board of Directors. The Company’s senior management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Senior Management developed an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.
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
The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 15, 2006, as filed with the Securities and Exchange Commission.
Item 4. Controls and Procedures
(a)	Disclosure Controls and Procedures

As of March 31, 2006 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time the Company and its subsidiaries are parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or its subsidiaries, which, if determined adversely, would have a material effect on the Company’s business, results of operations or financial condition. In late January 2005, the Company received a letter and other information from a law firm stating that it was representing a shareholder and was writing to demand that the Board take action to remedy alleged “breaches of fiduciary duty” by certain directors and officers of the Company. The Chairman of the Board responded in early February, informing the law firm that the Board had determined to appoint a Special Committee to consider these allegations. The Special Committee was comprised of independent and disinterested directors and was formed to investigate the allegations and determine the appropriate course of action for the Board to take. On September 29, 2005, the Special Committee reported its findings and conclusions to the Board. The Special Committee concluded, after a thorough investigation conducted in conjunction with independent legal counsel, that the certain directors and officers of the Company did not breach their fiduciary duties as alleged and that it would not be in the best interests of the Company to pursue any claims against them.
Item 1A. Risk Factors
The Company has experienced no significant changes in its risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 15, 2006, as filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2006:

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
01/01/06 – 01/31/06	* 3,000	$14.81	—	—
02/01/06 – 02/28/06	* 4,000	14.81	—	—
03/01/06 – 03/31/06	* 7,000	14.81	—	—

Total	14,000	$14.81	—	—

*	Shares were purchased in a private transaction pursuant to an agreement that priced the shares at the Company’s book value at December 31, 2004.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to FII’s Registration Statement on Form S-1 dated June 25, 1999
(File No. 333-76865, the “S-1 Registration Statement”)

3.3	Amended and Restated Bylaws dated February 18, 2004	Filed as Exhibit 3.3 to the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.1	1999 Management Stock Incentive Plan	Filed as Exhibit 10.1 to the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Filed as Exhibit 10.2 to the S-1 Registration Statement

10.3	Agreement with investment banker dated March 14, 2005	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.4	Stock Ownership Requirements (effective January 1, 2005)	Filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.5	Senior Management Incentive Compensation Plan (effective January 1, 2005)	Filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.6	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Filed as Exhibit 10.6 to the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.7	Employment Agreement for Randolph C. Brown dated June 2001	Filed as Exhibit 10.7 to the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Separation Agreement and Release for Jon J. Cooper dated March 25, 2005	Filed as Exhibit 10.1 to the Form 8-K, dated March 31, 2005

10.9	Executive Agreement with Peter G. Humphrey	Filed as Exhibit 10.1 to the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Filed as Exhibit 10.2 to the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Filed as Exhibit 10.3 to the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with Thomas D. Grover	Filed as Exhibit 10.4 to the Form 8-K, dated June 30, 2005

10.13	Executive Agreement with Martin K. Birmingham	Filed as Exhibit 10.4 to the Form 8-K, dated June 30, 2005

10.14	Agreement with Peter G. Humphrey	Filed as Exhibit 10.6 to the Form 8-K, dated June 30, 2005

10.15	Executive Agreement with John J. Witkowski	Filed as Exhibit 10.7 to the Form 8-K, dated September 14, 2005

10.16	Agreement with investment banker dated May 16, 2005	Filed as Exhibit 10.15 to the Form 10-Q for the quarterly period ended June 30, 2005, dated August 9, 2005

10.17	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Filed as Exhibit 1.1 to the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.18	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Filed as Exhibit 10.17 to the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.19	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Filed as Exhibit 10.18 to the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.20	Executive Agreement with George D. Hagi	Filed as Exhibit 10.7 to the Form 8-K, dated February 2, 2006

10.21	Trust Company Agreement and Plan of Merger between The Canandaigua National Bank and Trust Company and Five Star Bank	Filed as Exhibit 10.1 to the Form 8-K, dated April 3, 2006

10.22	Amended Stock Ownership Requirements, dated December 14, 2005	Filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.23	2006 Annual Incentive Plan, dated March 13, 2006	Filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.24	Executive Enhanced Incentive Plan, dated January 25, 2006	Filed as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

Exhibit No.	Description	Location
11.1	Statement of Computation of Per Share Earnings	Data required by SFAS No. 128, Earnings per Share, is provided in note 3 to the unaudited consolidated financial statements in this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

May 5, 2006	By:	/s/ Peter G. Humphrey
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2006	By:	/s/ Ronald A. Miller
Ronald A. Miller
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)