Form 10-Q
period 2006-06-30
FINANCIAL INSTITUTIONS INC
filed 2006-08-08
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
           YES ☐            NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 1, 2006

Common Stock, $0.01 par value	11,325,693 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2006	2005
Assets

Cash, due from banks and interest-bearing deposits	$50,735	$47,258
Federal funds sold	25,938	44,682
Commercial paper due in less than 90 days	9,987	—
Securities available for sale, at fair value	740,349	790,855
Securities held to maturity (fair value of $42,307 and $42,898 at June 30, 2006 and December 31, 2005, respectively)	42,426	42,593
Loans held for sale	523	1,253
Loans, net	934,899	972,090
Premises and equipment, net	35,058	36,471
Goodwill	37,369	37,369
Other assets	46,535	49,821

Total assets	$1,923,819	$2,022,392

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Demand	$257,224	$284,958
Savings, money market and interest-bearing checking	698,631	755,229
Certificates of deposit	661,202	677,074

Total deposits	1,617,057	1,717,261

Short-term borrowings	36,828	35,106
Long-term borrowings	62,359	63,391
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	18,197	18,175

Total liabilities	1,751,143	1,850,635

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding — 1,586 shares at June 30, 2006 and December 31, 2005	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding — 174,639 shares at June 30, 2006 and 174,747 shares at December 31, 2005	17,464	17,475
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,334,874 shares at June 30, 2006 and December 31, 2005	113	113
Additional paid-in capital	23,748	23,278
Retained earnings	143,482	136,925
Accumulated other comprehensive loss	(12,154)	(6,178)
Treasury stock, at cost — 9,181 shares at June 30, 2006 and 1,000 shares at December 31, 2005	(136)	(15)

Total shareholders’ equity	172,676	171,757

Total liabilities and shareholders’ equity	$1,923,819	$2,022,392

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest and dividend income:
Loans	$17,021	$18,130	$33,653	$37,208
Securities	8,244	7,384	16,596	14,621
Other	485	304	776	409

Total interest and dividend income	25,750	25,818	51,025	52,238

Interest expense:
Deposits	9,121	7,420	17,342	13,979
Short-term borrowings	254	158	489	291
Long-term borrowings	931	950	1,839	1,877
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	432	864	864

Total interest expense	10,738	8,960	20,534	17,011

Net interest income	15,012	16,858	30,491	35,227

(Credit) provision for loan losses	(1,601)	21,889	(1,351)	25,581

Net interest income (loss) after provision for loan losses	16,613	(5,031)	31,842	9,646

Noninterest income:
Service charges on deposits	2,833	2,934	5,505	5,529
ATM and debit card income	553	419	1,087	807
Financial services group fees and commissions	443	642	1,068	1,381
Mortgage banking revenues	306	387	614	864
Income from corporate owned life insurance	432	20	452	37
Net gain on sale of securities	—	14	—	14
Net gain on sale of student loans held for sale	30	47	177	47
Net gain on sale of commercial-related loans held for sale	—	—	82	—
Net gain (loss) on sale of premises and equipment	3	(83)	14	(97)
Net gain (loss) on sale of other real estate and repossessed assets	20	(34)	107	(5)
Other	561	445	1,031	1,121

Total noninterest income	5,181	4,791	10,137	9,698

Noninterest expense:
Salaries and employee benefits	8,064	9,278	16,784	18,073
Occupancy and equipment	2,428	2,290	4,790	4,502
Supplies and postage	451	576	1,010	1,133
Amortization of intangible assets	107	107	215	215
Computer and data processing expense	438	513	843	947
Professional fees	807	1,180	1,430	2,190
Other	2,286	2,648	4,784	5,950

Total noninterest expense	14,581	16,592	29,856	33,010

Income (loss) from continuing operations before income taxes	7,213	(16,832)	12,123	(13,666)

Income tax provision (benefit) from continuing operations	1,839	(7,264)	3,010	(6,483)

Income (loss) from continuing operations	5,374	(9,568)	9,113	(7,183)

Discontinued operation (note 7):
Loss from operation of discontinued subsidiary	—	(124)	—	(256)
Provision for loss on sale of discontinued subsidiary	—	(1,200)	—	(1,200)
Income tax expense	—	1,073	—	1,037

Loss on discontinued operation	—	(2,397)	—	(2,493)

Net income (loss)	$5,374	$(11,965)	$9,113	$(9,676)

Earnings (loss) per common share (note 3):
Basic:
Income (loss) from continuing operations	$0.44	$(0.88)	$0.74	$(0.70)
Net income (loss)	$0.44	$(1.09)	$0.74	$(0.92)
Diluted:
Income (loss) from continuing operations	$0.44	$(0.88)	$0.74	$(0.70)
Net income (loss)	$0.44	$(1.09)	$0.74	$(0.92)
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance — December 31, 2005	$159	$17,475	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757

Purchase 108 shares of preferred stock	—	(11)	—	—	—	—	—	(11)

Purchase 14,000 shares of common stock - director repurchase agreements	—	—	—	—	—	—	(207)	(207)

Issue 5,693 shares of common stock - director retainers	—	—	—	28	—	—	84	112

Issue 126 shares of common stock - exercised stock options	—	—	—	—	—	—	2	2

Amortization of unvested stock options	—	—	—	442	—	—	—	442

Comprehensive income:

Net income	—	—	—	—	9,113	—	—	9,113

Unrealized loss on securities available for sale (net of tax of $(3,963))	—	—	—	—	—	(5,976)	—	(5,976)

Total comprehensive income								3,137

Cash dividends declared:

3% Preferred — $1.50 per share	—	—	—	—	(3)	—	—	(3)

8.48% Preferred — $4.24 per share	—	—	—	—	(741)	—	—	(741)

Common — $0.16 per share	—	—	—	—	(1,812)	—	—	(1,812)

Balance — June 30, 2006	$159	$17,464	$113	$23,748	$143,482	$(12,154)	$(136)	$172,676

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$9,113	$(9,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,114	2,091
Net amortization of premiums and discounts on securities	380	595
(Credit) provision for loan losses	(1,351)	25,581
Amortization of unvested stock options	442	—
Provision for loss on sale of discontinued operations	—	1,200
Deferred income tax (benefit) expense	(1,114)	7,852
Tax benefit from stock-based compensation	—	(121)
Proceeds from sale of loans held for sale	43,516	20,254
Originations of loans held for sale	(43,033)	(20,254)
Net gain on sale of securities	—	(14)
Net gain on sale of loans held for sale	(330)	(362)
Net gain on sale of commercial-related loans held for sale	(82)	—
Net (gain) loss on sale of premises and equipment	(14)	97
Net (gain) loss on sale of other real estate and repossessed assets	(107)	5
Decrease (increase) in other assets	9,202	(10,294)
Increase in accrued expenses and other liabilities	23	4,240

Net cash provided by operating activities	18,759	21,194

Cash flows from investing activities:
Purchase of securities:
Available for sale	(19,501)	(101,975)
Held to maturity	(17,501)	(9,369)
Proceeds from maturity and call of securities:
Available for sale	59,692	88,015
Held to maturity	17,665	12,970
Proceeds from sale of securities available for sale	—	2,445
Net loan pay-downs	37,594	45,524
Proceeds from sale of commercial-related loans	659	—
Proceeds from sale of premises and equipment	59	35
Purchase of premises and equipment	(531)	(3,032)

Net cash provided by investing activities	78,136	34,613

Cash flows from financing activities:
Net decrease in deposits	(100,204)	(33,847)
Net increase in short-term borrowings	722	3,993
Repayment of long-term borrowings	(33)	(5,932)
Purchase of preferred and common shares	(218)	(125)
Issuance of common shares	114	1,071
Dividends paid	(2,556)	(4,346)

Net cash used in financing activities	(102,175)	(39,186)

Net (decrease) increase in cash and cash equivalents	(5,280)	16,621

Cash and cash equivalents at the beginning of the period	91,940	46,055

Cash and cash equivalents at the end of the period	$86,660	$62,676

Supplemental information:
Cash paid (received) during period for:
Interest	$20,283	$15,917
Income taxes paid	1,642	—
Income taxes received	(5,852)	—

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$948	$1,121
Issuance of common stock for Burke Group, Inc. earnout	—	425
Transfer of loans to loans held for sale	—	130,970
Transfer of borrowings from long-term to short-term	1,000	25,000
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
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company had two financial services subsidiaries: The Five Star Investment Services, Inc. (100% owned) (“FSIS”) (formerly known as The FI Group, Inc.) and the Burke Group, Inc. (formerly 100% owned) (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FSIS is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI was an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income in these financial statements. Since the sale of BGI occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at June 30, 2006 or December 31, 2005. BGI cash flows are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of cash flow.
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
Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation. No stock-based compensation expense was recognized in the consolidated statements of income prior to 2006 for stock options, as the exercise price was equal to the market price of the common stock on the date of all grants made by the Company.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under the transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes:
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
The expense associated with the amortization of unvested stock options included in the consolidated statements of income for the three and six months ended June 30, 2006 is as follows:

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2006	June 30, 2006
Management Stock Incentive Plan *	$55	$198

Director Stock Incentive Plan **	206	244

Total amortization of unvested stock options	$261	$442

*	Included in salaries and employee benefits in the consolidated statements of income.

**	Included in other expense in the consolidated statements of income.
Prior to adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, the presentation of the Company’s consolidated statement of cash flows has changed from prior periods to report excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended June 30, 2006, there were no excess tax benefits reported as financing cash flows rather than operating cash flows, as the actual income tax benefit realized from stock option exercises totaled less than $1,000.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands, except per share amounts)	June 30, 2005	June 30, 2005
Reported net loss	$(11,965)	$(9,676)

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	157	309

Pro forma net loss	(12,122)	(9,985)

Less: Preferred stock dividends	372	744

Pro forma net loss available to common shareholders	$(12,494)	$(10,729)

Basic loss per share:
Reported	$(1.09)	$(0.92)
Pro forma	(1.11)	(0.95)

Diluted loss per share:
Reported	$(1.09)	$(0.92)
Pro forma	(1.11)	(0.95)

(1)	For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the vesting periods.
The following table summarizes the stock option activity for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
(Dollars in thousands,		Price	Term	Intrinsic
except per share amounts)	Options	Per Share	(in years)	Value

Outstanding at December 31, 2005	426,238	$19.21
Granted	28,047	19.68
Exercised	(126)	14.13
Forfeited	(3,150)	21.47
Expired	(9,815)	22.96

Outstanding at June 30, 2006	441,194	$19.51	6.25	$1,120

Vested and expected to vest at June 30, 2006	431,512	$19.48	6.19	$1,114

Exercisable at June 30, 2006	312,379	$18.92	5.23	$1,045
As of June 30, 2006, there was $671,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.94 years.
The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the six months ended June 30, 2006 and 2005 was $1,000 and $304,000, respectively. Net cash proceeds from the exercise of stock options were $2,000 and $892,000 for the six months ended June 30, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises totaled less than $1,000 and $121,000, respectively, for those same periods.
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005, was $8.12 and $6.45, respectively.

The weighted average Black-Scholes option valuation assumptions used for the stock option grants totaling 28,047 and 135,446 for the six months ended June 30, 2006 and 2005, respectively were as follows:

	Six Months Ended
	June 30,
	2006		2005
Risk-free interest rate	4.87	%(1)	4.17%
Expected dividend yield	1.65%		1.94%
Expected stock price volatility	42.53	%(2)	26.62%
Expected term of stock options (in years)	6.05 years	(3)	6.22 years

(1)	Based on the average of the five and seven year Treasury constant maturity (“TCM”) interest rates to be consistent with the expected term of the stock options.

(2)	Expected stock price volatility is based on actual experience using a historical period of 6.25 years to be consistent with the expected term of the stock options.

(3)	The Company estimated the expected term of the stock options using the simplified method prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107.
(3) Earnings (Loss) Per Common Share
Basic earnings (loss) per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings (loss) per share reflect the effects, if any, of incremental common shares issuable upon exercise stock options, if dilutive.
Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2006	2005	2006	2005
Income (loss) from continuing operations	$5,374	$(9,568)	$9,113	$(7,183)

Less: Preferred stock dividends	372	372	744	744

Income (loss) from continuing operations available to common shareholders	5,002	(9,940)	8,369	(7,927)

Loss on discontinued operation, net of tax	—	(2,397)	—	(2,493)

Net income (loss) available to common shareholders	$5,002	$(12,337)	$8,369	$(10,420)

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,324	11,295	11,326	11,272

Add: Effect of dilutive options	42	—	43	—

Weighted average number of common shares used to calculate diluted earnings per common share	11,366	11,295	11,369	11,272

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.44	$(0.88)	$0.74	$(0.70)
Loss on discontinued operation	$—	$(0.21)	$—	$(0.22)
Net income (loss)	$0.44	$(1.09)	$0.74	$(0.92)

Diluted:
Income (loss) from continuing operations	$0.44	$(0.88)	$0.74	$(0.70)
Loss on discontinued operation	$—	$(0.21)	$—	$(0.22)
Net income (loss)	$0.44	$(1.09)	$0.74	$(0.92)
There were approximately 289,000 and 286,000 weighted average stock options for the quarter and six months ended June 30, 2006, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive. There were approximately 547,000 and 529,000 weighted average stock options for the quarter and six months ended June 30, 2005, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.

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
Net periodic pension cost consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2006	2005	2006	2005
Service cost	$432	$395	$863	$790
Interest cost on projected benefit obligation	336	321	671	642
Expected return on plan assets	(467)	(408)	(933)	(816)
Amortization of net transition asset	(7)	(10)	(14)	(20)
Amortization of unrecognized loss	55	55	111	110
Amortization of unrecognized prior service cost	3	4	7	8

Net periodic pension cost	$352	$357	$705	$714

The Company contributed approximately $1.6 million to the pension plan during February 2006. No additional contributions are expected in 2006.
Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan. Expense for the plan amounted to $1,000 and $4,000 for the three months ended June 30, 2006 and 2005, respectively and amounted to $4,000 and $7,000 for the six months ended June 30, 2006 and 2005, respectively.
(5) Commitments and Contingencies
In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $249.2 million and $231.5 million were contractually available at June 30, 2006 and December 31, 2005, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $7.6 million and $9.5 million at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.
On March 28, 2006, FSB entered into a Trust Company Agreement and Plan of Merger with The Canandaigua National Bank and Trust Company (“Canandaigua”) pursuant to which Canandaigua will acquire FSB’s trust business. The sales price, net of estimated selling costs, of approximately $1.1 million is subject to adjustment based on the value of the trust assets at the time of transfer. As of June 30, 2006, the trust division had approximately $57.0 million in assets held in fiduciary or agency capacities. The transaction is subject to regulatory and court approvals and is currently expected to close in September 2006.

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
The Company is also subject to varying regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of June 30, 2006 and December 31, 2005, the Company and FSB met all capital adequacy requirements to which they are subject.
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
(7) Discontinued Operation
In 2005, the Company decided to dispose of its BGI subsidiary. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income in these financial statements. The Company recorded a loss on discontinued operation of $124,000, a provision for loss on the sale of discontinued operation of $1.2 million and income tax expense associated with the discontinued operation of $1.1 million for the three months ended June 30, 2005. The Company recorded a loss on discontinued operation of $256,000, a provision for loss on sale of discontinued operation of $1.2 million and income tax expense associated with the discontinued operation of $1.0 million for the six months ended June 30, 2005. Since the sale occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at June 30, 2006 or December 31, 2005. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow.

(8) Loans Held for Sale
During the year ended December 31, 2005, the Company transferred $169.0 million in commercial-related loans to held for sale at an estimated fair value less costs to sell of $132.3 million, therefore $36.7 million in commercial-related charge-offs were recorded as a result of classifying the loans as held for sale. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of these commercial-related loans held for sale. The remaining commercial-related loans held for sale were sold in the first quarter of 2006 and resulted in a net gain of $82,000.
A summary of loans held for sale is as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Commercial and agricultural *	$—	$577
Residential real estate	523	676

Total loans held for sale	$523	$1,253

*	All commercial and agricultural loans held for sale were in nonaccrual status.
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
Proceeds from the sale of loans held for sale were $12.0 million and $9.1 million for the three months ended June 30, 2006 and 2005, respectively. These proceeds included proceeds from the sale of student loans totaling $6.4 million and $461,000 for the three months ended June 30, 2006 and 2005, respectively. The net gain on sale of loans held for sale (including student loans) was $104,000 and $129,000 for the three months ended June 30, 2006 and 2005, respectively.
Proceeds from the sale of loans held for sale were $43.5 million and $20.3 million for the six months ended June 30, 2006 and 2005, respectively. These proceeds included proceeds from the sale of student loans totaling $31.5 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. The net gain on sale of loans held for sale (including student loans) was $330,000 and $362,000 for the six months ended June 30, 2006 and 2005, respectively.
(9) New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company plans to adopt this statement on January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement on January 1, 2007 and is currently assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial position, consolidated results of operations, or liquidity.
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
OVERVIEW
Net income for the quarter was $5.4 million, or $0.44 per diluted share compared with a net loss of $12.0 million, or $1.09 net loss per diluted share for the second quarter of 2005. The increased earnings in the second quarter of 2006 include a credit for loan losses as a result of the improved risk profile of our loan portfolio. Lower noninterest expense also contributed to improved earnings. These positive effects were somewhat offset by a decline in net interest income, resulting primarily from a lower earning asset base.
Net income for the six-month period of 2006 was $9.1 million, or $0.74 per diluted share compared with a net loss of $9.7 million, or $0.92 net loss per diluted share from the same period last year. The second quarter of 2005 included the effects of actions to improve asset quality through the decision to sell certain problem credits and to focus on growing the core banking franchise through the elimination of non-core community banking functions.
The Company recorded a credit for loan losses of $1.6 million and $1.4 million for the second quarter of 2006 and the first six months of 2006, respectively. Net loan charge-offs were $0.1 million for the second quarter of 2006 and $0.3 million for the first six months of 2006. Nonperforming loans at June 30, 2006 were $15.4 million, a reduction of $3.2 million from March 31, 2006. The improved risk rating profile of the loan portfolio, the low level of net loan charge-offs, a smaller loan portfolio as well as a change in the mix of the loan portfolio to loan categories with reduced credit risk all contributed to the credit for loan losses recorded in 2006. The allowance for loan losses was $18.6 million at June 30, 2006 and $20.3 million at March 31, 2006.
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, the Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged its commercial subsidiary banks into the New York State-chartered First Tier Bank & Trust (“FTB”), which was then renamed Five Star Bank (“FSB”). The Company also sold its Burke Group, Inc. (“BGI”) subsidiary during 2005 in order to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income and the loss on discontinued operation totaled $2.4 million and $2.5 million for the three and six months ended June 30, 2005, respectively.
As part of the Company’s strategy to focus on growing its core banking franchise, it has agreed to sell its trust operations. As of June 30, 2006, the trust division had approximately $57.0 million in assets held in fiduciary or agency capacities. The transaction is subject to regulatory and court approvals and is currently expected to close in September 2006.
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
Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days (120 days for consumer loans), unless such loans are well-

collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
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
NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company plans to adopt this statement on January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company plans to adopt this statement on January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement on January 1, 2007 and is currently assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial position, consolidated results of operations, or liquidity.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended June 30,
(Dollars and shares in thousands, except per share amounts)	2006	2005	$ Change	% Change
Per common share data:
Basic:
Income (loss) from continuing operations	$0.44	$(0.88)	$1.32	150%
Net income (loss)	$0.44	$(1.09)	$1.53	140%
Diluted:
Income (loss) from continuing operations	$0.44	$(0.88)	$1.32	150%
Net income (loss)	$0.44	$(1.09)	$1.53	140%
Cash dividends declared	$0.08	$0.08	$—	—%
Common shares outstanding:
Weighted average shares — basic	11,324	11,295
Weighted average shares — diluted	11,366	11,295
Performance ratios, annualized:
Return (loss) on average assets	1.11%	(2.22)%
Return (loss) on average common equity	13.03%	(30.09)%
Common dividend payout ratio	18.18%	>100%
Net interest margin (tax-equivalent)	3.57%	3.56%
Efficiency ratio (2)	67.29%	72.27%
Asset quality data:
Past due over 90 days and accruing	$1	$16
Nonaccrual loans	15,361	17,168

Total nonperforming loans	15,362	17,184
Other real estate owned (ORE)	933	1,457

Total nonperforming loans and other real estate owned	16,295	18,641
Nonaccrual commercial-related loans held for sale	—	130,970

Total nonperforming assets	$16,295	$149,611

Net loan charge-offs	$100	$40,817
Asset quality ratios:
Nonperforming loans to total loans (1)	1.61%	1.67%
Nonperforming loans and ORE to total loans and ORE (1)	1.71%	1.81%
Nonperforming assets to total assets	0.85%	7.09%
Allowance for loan losses to total loans (1)	1.95%	2.04%
Allowance for loan losses to nonperforming loans (1)	121%	123%
Net loan charge-offs to average loans (annualized)	0.04%	13.81%
Capital ratios:
Average common equity to average total assets	7.90%	7.62%
Leverage ratio	8.39%	6.76%
Tier 1 risk-based capital ratio	14.66%	11.06%
Risk-based capital ratio	15.92%	12.31%

(1)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.

(2)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial-related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$14,581	$16,592
Less: Other real estate expense	59	22
Amortization of intangibles	107	107

Net expense (numerator)	$14,415	$16,463

Net interest income	$15,012	$16,858
Plus: Tax equivalent adjustment	1,230	1,145

Net interest income (tax equivalent)	16,242	18,003
Plus: Noninterest income	5,181	4,791
Less: Gain on sale of securities	—	14

Net revenue (denominator)	$21,423	$22,780

SELECTED FINANCIAL DATA (CONTINUED)

	At or For the Six Months Ended June 30,
(Dollars and shares in thousands, except per share amounts)	2006	2005	$ Change	% Change
Per common share data:
Basic:
Income (loss) from continuing operations	$0.74	$(0.70)	$1.44	206%
Net income (loss)	$0.74	$(0.92)	$1.66	180%
Diluted:
Income (loss) from continuing operations	$0.74	$(0.70)	$1.44	206%
Net income (loss)	$0.74	$(0.92)	$1.66	108%
Cash dividends declared	$0.16	$0.24	$(0.08)	(33)%
Book value	$13.69	$13.39	$0.30	2%
Common shares outstanding:
Weighted average shares — basic	11,326	11,272
Weighted average shares — diluted	11,369	11,272
Period end	11,326	11,332
Performance ratios, annualized:
Return (loss) on average assets	0.94%	(0.91)%
Return (loss) on average common equity	10.93%	(12.70)%
Common dividend payout ratio	21.62%	>100%
Net interest margin (tax-equivalent)	3.60%	3.73%
Efficiency ratio**	68.64%	69.09%
Asset quality data and ratios:
Net loan charge-offs	$290	$43,687
Net loan charge-offs to average loans	0.06%	7.22%

**	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial-related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$29,856	$33,010
Less: Other real estate expense	130	198
Amortization of intangibles	215	215

Net expense (numerator)	$29,511	$32,597

Net interest income	$30,491	$35,227
Plus: Tax equivalent adjustment	2,447	2,270

Net interest income (tax equivalent)	32,938	37,497
Plus: Noninterest income	10,137	9,698
Less: Gain on sale of securities	—	14
Less: Net gain on sale of commercial-related loans	82	—

Net revenue (denominator)	$42,993	$47,181

NET INCOME ANALYSIS
Average Balance Sheets
The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis for the periods indicated. All average balances are average daily balances.

	For the Three Months Ended June 30,
	2006			2005
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$24,404	$300	4.93%	$42,008	$304	2.90%
Commercial paper due in less than 90 days	14,982	185	4.96%	—	—	—%
Investment securities (1):
Taxable	565,033	5,960	4.22%	521,156	5,258	4.04%
Non-taxable	259,562	3,514	5.42%	248,938	3,271	5.26%

Total investment securities	824,595	9,474	4.60%	770,094	8,529	4.43%
Loans (2):
Commercial and agricultural	432,048	8,270	7.68%	696,020	10,042	5.79%
Residential real estate	271,587	4,224	6.23%	260,227	4,164	6.41%
Consumer and home equity	254,753	4,527	7.13%	254,079	3,924	6.19%

Total loans	958,388	17,021	7.12%	1,210,326	18,130	6.01%

Total interest-earning assets	1,822,369	$26,980	5.93%	2,022,428	$26,963	5.34%

Allowance for loans losses	(20,535)			(35,439)
Other non-interest-earning assets	148,804			171,421

Total assets	$1,950,638			$2,158,410

Interest-bearing liabilities:
Savings and money market	$333,118	$1,052	1.27%	$415,280	$979	0.95%
Interest-bearing checking	387,113	1,695	1.76%	397,624	1,171	1.18%
Certificates of deposit	670,180	6,374	3.82%	749,713	5,270	2.82%
Short-term borrowings	37,381	254	2.72%	32,609	158	1.94%
Long-term borrowings	62,694	931	5.96%	76,630	950	4.97%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,507,188	10,738	2.86%	1,688,558	8,960	2.13%

Non-interest-bearing demand deposits	254,785			271,337
Other non-interest-bearing liabilities	17,008			16,407

Total liabilities	1,778,981			1,976,302
Shareholders’ equity (3)	171,657			182,108

Total liabilities and shareholders’ equity	$1,950,638			$2,158,410

Net interest income — tax equivalent		16,242			18,003
Less: tax equivalent adjustment		1,230			1,145

Net interest income		$15,012			$16,858

Net interest rate spread			3.07%			3.21%

Net earning assets	$315,181			$333,870

Net interest income as a percentage of average interest-earning assets			3.57%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.91%			119.77%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

	For the Six Months Ended June 30,
	2006			2005
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$20,424	$486	4.79%	$29,440	$409	2.80%
Commercial paper due in less than 90 days	12,145	290	4.82%	—	—	—%
Investment securities (1):
Taxable	571,614	12,052	4.22%	517,104	10,405	4.02%
Non-taxable	261,041	6,991	5.36%	246,896	6,486	5.25%

Total investment securities	832,655	19,043	4.57%	764,000	16,891	4.42%
Loans (2):
Commercial and agricultural	439,061	16,374	7.52%	712,656	21,180	5.99%
Residential real estate	272,402	8,466	6.24%	259,884	8,323	6.42%
Consumer and home equity	255,794	8,813	6.95%	252,205	7,705	6.16%

Total loans	967,257	33,653	7.01%	1,224,745	37,208	6.12%

Total interest-earning assets	1,832,481	$53,472	5.86%	2,018,185	$54,508	5.43%

Allowance for loans losses	(20,532)			(37,545)
Other non-interest-earning assets	152,214			173,065

Total assets	$1,964,163			$2,153,705

Interest-bearing liabilities:
Savings and money market	$341,260	$1,979	1.17%	$409,610	$1,756	0.86%
Interest-bearing checking	392,062	3,254	1.67%	395,440	2,098	1.07%
Certificates of deposit	668,734	12,109	3.65%	750,105	10,125	2.72%
Short-term borrowings	36,203	489	2.72%	32,332	291	1.82%
Long-term borrowings	63,036	1,839	5.88%	78,035	1,877	4.85%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	864	10.35%	16,702	864	10.35%

Total interest-bearing liabilities	1,517,997	20,534	2.73%	1,682,224	17,011	2.04%

Non-interest-bearing demand deposits	256,908			271,330
Other non-interest-bearing liabilities	17,170			16,979

Total liabilities	1,792,075			1,970,533
Shareholders’ equity (3)	172,088			183,172

Total liabilities and shareholders’ equity	$1,964,163			$2,153,705

Net interest income — tax equivalent		32,938			37,497
Less: tax equivalent adjustment		2,447			2,270

Net interest income		$30,491			$35,227

Net interest rate spread			3.13%			3.39%

Net earning assets	$314,484			$335,961

Net interest income as a percentage of average interest-earning assets			3.60%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.72%			119.97%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

Net Interest Income
For the second quarter of 2006 net interest income was $15.0 million compared with $16.9 million for the second quarter of 2005. The decline in net interest income was principally due to a decline in the amount of earning assets. For the second quarter of 2006, average earning assets were $1.822 billion compared with $2.022 billion for the second quarter of 2005. Net interest margin was 3.57% for the three months ended June 30, 2006 comparable to 3.56% for the same period last year. The yield on interest earning assets increased 59 basis points to 5.93% for the quarter ended June 30, 2006 compared to the same period a year ago. Similarly, the Company’s total cost of funds increased 58 basis points to 2.36% for the second quarter of 2006 compared to the same quarter last year. These increases were associated with the rising interest rate environment. Total average deposits were $1.645 billion for the second quarter of 2006 compared with $1.834 billion for the second quarter of 2005. Contributing to the decline in deposits were fewer certificates of deposit, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits. Other deposit categories have declined from deposit outflows associated with the effects of the 2005 loan sale and higher rate offerings from competitors’ products. Net interest income has also been adversely affected by a shift in the mix of earning assets and a flat overall interest rate yield curve. For the second quarter of 2006, average loans, which have a higher yield than investments, were 53% of average earning assets compared with 60% for the second quarter of 2005.
Net interest income for the six months ended June 30, 2006 and 2005 was $30.5 million and $35.2 million, respectively. Average interest earning assets declined $185.7 million for the first six months of 2006 compared with the same period in 2005. Net interest margin for the six-months ended June 30, 2006 was 3.60% compared with 3.73% in the prior year. The decrease was a result of the 69 basis point increase in the cost of interest-bearing liabilities to 2.73% for the six months ended June 30, 2006 compared to the same period a year ago. The Company’s total cost of funds was 2.26% for the first six months of 2006, an increase of 56 basis points from the same period last year. The increase in cost of funds exceeded the 43 basis point increase in yield on interest-earning assets to 5.86% for the six months ended June 30, 2006 compared to the same period a year ago. The increase in cost of funds was associated with the rising interest rate environment. In addition, banks earn an interest spread over their funding costs that has a relationship to the slope of the yield curve. A flat yield curve provides a challenging environment for net interest income as the rates paid for deposits and other funds are closer to the rates earned on loan and investment assets. The drop in net interest income reflects a lower average earning asset base coupled with the decline in net interest margin.

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

	Three Months ended June 30,			Six Months ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(270)	$266	$(4)	$(214)	$291	$77
Commercial paper due in less than 90 days	185	—	185	290	—	290

Investment securities (1):
Taxable	466	236	702	1,136	511	1,647
Non-taxable	143	100	243	372	133	505

Total investment securities	609	336	945	1,508	644	2,152
Loans (2):
Commercial and agricultural	(5,048)	3,276	(1,772)	(10,224)	5,418	(4,806)
Residential real estate	179	(119)	60	356	(213)	143
Consumer and home equity	12	591	603	124	984	1,108

Total loans	(4,857)	3,748	(1,109)	(9,744)	6,189	(3,555)

Total interest-earning assets	(4,333)	4,350	17	(8,160)	7,124	(1,036)

Interest-bearing liabilities:
Savings and money market	(267)	340	73	(379)	602	223
Interest-bearing checking	(46)	570	524	(28)	1,184	1,156
Certificates of deposit	(751)	1,855	1,104	(1,472)	3,456	1,984
Short-term borrowings	32	64	96	53	145	198
Long-term borrowings	(218)	199	(19)	(437)	399	(38)

Total interest-bearing liabilities	(1,250)	3,028	1,778	(2,263)	5,786	3,523

Net interest income	$(3,083)	$1,322	$(1,761)	$(5,897)	$1,338	$(4,559)

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.
(Credit) Provision for Loan Losses
The (credit) provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The credit for loan losses for the second quarter of 2006 totaled $1.6 million, a decrease of $23.5 million compared to the provision for loan losses of $21.9 million for the second quarter of 2005. The credit for loan losses for the six months ended June 30, 2006 totaled $1.4 million, a decrease of $27.0 million compared to the $25.6 million provision for loan losses for the same period last year.
Net loan charge-offs in the second quarter of 2006 were $0.1 million compared to $40.8 million for the prior year’s second quarter. Net loan charge-offs to average loans (annualized) for the second quarter 2006 was 0.04% compared with 13.81% in the same quarter last year. Net loan charge-offs for the six months ended June 30, 2006 were $0.3 million compared to $43.7 million from the same period last year. Net loan charge-offs to average loans (annualized) for the six months ended June 30, 2006 was 0.06% compared with 7.22% for the same period last year.
The improved risk rating profile of the loan portfolio, the low level of net loan charge-offs, a smaller loan portfolio, as well as a change in the mix of the loan portfolio to loan categories with reduced credit risk all contributed to the credit for loan losses recorded in 2006.

Noninterest Income
The following table presents the major categories of noninterest income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Noninterest income:
Service charges on deposits	$2,833	$2,934	$5,505	$5,529
ATM and debit card income	553	419	1,087	807
Financial services group fees and commissions	443	642	1,068	1,381
Mortgage banking revenues	306	387	614	864
Income from corporate owned life insurance	432	20	452	37
Net gain on sale of securities	—	14	—	14
Net gain on sale of student loans held for sale	30	47	177	47
Net gain on sale of commercial-related loans held for sale	—	—	82	—
Net gain (loss) on sale of premises and equipment	3	(83)	14	(97)
Net gain (loss) on sale of other real estate and repossessed assets	20	(34)	107	(5)
Other	561	445	1,031	1,121

Total noninterest income	$5,181	$4,791	$10,137	$9,698

Noninterest income for the second quarter and six months ending June 30, 2006 was $5.2 million and $10.1 million, respectively, compared with noninterest income in the second quarter and first half of 2005 of $4.8 million and $9.7 million, respectively.
Service charges on deposits, which represented 55% of total noninterest income in the second quarter of 2006 was down $0.1 million from the same quarter last year and almost unchanged for the first six months of 2006 compared to the same period a year ago. The effect of the decline in deposits has resulted in a slight decline in 2006 quarter-to-date service charge income. On a year-to-date basis, service charge income is basically unchanged despite the decline in deposits.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $0.6 million and $1.1 million for the quarter and six months ended June 30, 2006, respectively, compared to $0.4 million and $0.8 million for the same periods in the prior year. ATM and debit card income has increased from the prior year as a result of an increase in fees and more favorable terms associated with a new debit card service contract.
Financial services group fees and commissions declined $0.2 million in the second quarter of 2006 compared with the same quarter of last year, and declined $0.3 million for the first six months of 2006 compared with the first six months of 2005 as a result of lower volume in the trust and broker-dealer functions.
Mortgage banking activities, which includes gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization and impairment (if any) of mortgage servicing rights, have declined in 2006. The residential mortgage volume has slowed as a result of the rising interest rate environment and the increasingly competitive marketplace for mortgage loans.
Included in noninterest income for the second quarter and first six months of 2006 was $0.4 million in income associated with the proceeds of corporate owned life insurance.
The net gain on sale of student loans increased $0.1 million on a year-to-date basis when comparing 2006 to 2005. The Company began originating student loans with a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. Under this forward commitment contract, the Company generated volume beginning in the third quarter of 2005.
The increase in net gain (loss) on sale of premises and equipment in 2006 compared to 2005 relates primarily to $0.1 million in equipment disposal losses recorded during the second quarter of 2005.
Net gain (loss) on sale of other real estate and repossessed assets shows improvement in 2006 compared to 2005, primarily as a result of a $0.1 million gain realized on the sale of a commercial property during the first quarter of 2006.

Noninterest Expense
The following table presents the major categories of noninterest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Noninterest expense:
Salaries and employee benefits	$8,064	$9,278	$16,784	$18,073
Occupancy and equipment	2,428	2,290	4,790	4,502
Supplies and postage	451	576	1,010	1,133
Amortization of intangible assets	107	107	215	215
Computer and data processing expense	438	513	843	947
Professional fees	807	1,180	1,430	2,190
Other	2,286	2,648	4,784	5,950

Total noninterest expense	$14,581	$16,592	$29,856	$33,010

Noninterest expense for the second quarter of 2006 decreased $2.0 million, or 12% to $14.6 million from $16.6 million for the second quarter of 2005. For the first six months of 2006, noninterest expense was $29.9 million compared with $33.0 million for the same period in 2005. These declines were related to operational efficiencies gained from the bank consolidation at the end of 2005, the elimination of legal and professional service fees related to last year’s asset quality and regulatory issues, as well as lower FDIC insurance costs from the consolidation of the Company’s banking charters.
For the second quarter of 2006, salaries and benefits declined $1.2 million from the second quarter of 2005. For the six months ended June 30, 2006, salaries and benefits were $16.8 million compared to $18.1 million for the first six months of 2005. These declines were principally from reduced staffing levels and lower payroll related taxes and benefit costs. The Company is tightly managing its staff and filling positions vacated through attrition only when necessary. In addition, salaries and benefits includes $55,000 and $198,000 of stock compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R. for the second quarter and six months ended June 30, 2006, respectively.
The Company has experienced a 6% increase in occupancy and equipment expenses on both a quarter-to-date and year-to-date basis when comparing 2006 to 2005. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by rising utility and maintenance costs.
Supplies and postage are down 22% and 11% on a quarter-to-date and year-to-date basis, respectively when comparing 2006 to 2005. Similarly, computer and data processing expense has decreased 15% and 11% on a quarter-to-date and year-to-date basis, respectively when comparing 2006 to 2005. These declines are primarily a result of the Company’s cost reduction efforts.
Professional fees have declined 32% and 35% for the three and six-month periods ended June 30, 2006, respectively. The decline in professional fees is primarily associated with the resolution of asset quality and regulatory issues during 2005.
Other expenses have decreased 14% and 20% for the three and six-month periods ended June 30, 2006, respectively. The decline in other expenses relates primarily to the lower FDIC insurance premiums in 2006 and severance costs incurred in 2005 associated with the consolidation of the Company’s banking charters.
The efficiency ratio for the second quarter of 2006 was 67.29% compared with 72.27% for the second quarter of 2005, and 68.64% for the six months ended June 30, 2006, compared to 69.09% for the same period a year ago. The improved efficiency ratio is reflective of the lower levels of noninterest expense. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities and net gain on sale of commercial-related loans held for sale (all from continuing operations).

Income Tax Provision (Benefit) from Continuing Operations
The income tax provision (benefit) from continuing operations provides for Federal and New York State income taxes, which amounted to a provision of $1.8 million and a benefit of $7.3 million for the second quarter of 2006 and 2005, respectively. The income tax provision (benefit) from continuing operations amounted to a provision of $3.0 million and a benefit of $6.5 million for the six months ended June 30, 2006 and 2005, respectively. The effective tax rates recorded for 2006 on a quarter-to-date and year-to-date basis were 25.5% and 24.8% of income from continuing operations, respectively, in comparison to the June 30, 2005 quarter-to-date and year-to-date income tax benefits of 43.2% and 47.4%, respectively. The change in effective tax rate is due to the impact of favorable permanent differences in a pre-tax loss situation (which increases the effective tax rate) as opposed to the impact when there is pre-tax income (which reduces the effective tax rate).
Discontinued Operation
The Company sold its BGI subsidiary during 2005 in order to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income and the loss on discontinued operation totaled $2.4 million and $2.5 million for the three and six months ended June 30, 2005, respectively.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $0.5 million at June 30, 2006, all of which were residential real estate loans. Loans held for sale (not included in the table below) totaled $1.3 million as of December 31, 2005, comprised of nonaccruing commercial-related loans (including mortgages and agricultural loans) of $0.6 million and residential real estate loans of $0.7 million.
Loan Portfolio Composition
Set forth below is selected information regarding the composition of the Company’s loan portfolio at the dates indicated.

	June 30,		December 31,
(Dollars in thousands)	2006		2005
Commercial	$108,931	11.4%	$116,444	11.7%
Commercial real estate	248,400	26.1	264,727	26.7
Agricultural	65,249	6.8	75,018	7.5
Residential real estate	272,053	28.5	274,487	27.7
Consumer and home equity	258,856	27.2	261,645	26.4

Total loans	953,489	100.0	992,321	100.0

Allowance for loan losses	(18,590)		(20,231)

Total loans, net	$934,899		$972,090

Total gross loans decreased $38.8 million to $953.5 million at June 30, 2006 from $992.3 million at December 31, 2005. Commercial loans and commercial real estate loans decreased $23.9 million to $357.3 million or 37.5% of the portfolio at June 30, 2006 from $381.2 million or 38.4% of the portfolio at December 31, 2005. Agricultural loans decreased $9.8 million, to $65.2 million at June 30, 2006 from $75.0 million at December 31, 2005. The decline in commercial-related loans can be primarily attributed to loan payments outpacing new commercial loan originations. The Company’s strategy is to rebuild a balanced quality loan portfolio, and loan originations have slowed due to more stringent underwriting requirements, firm pricing disciplines and a highly competitive marketplace for quality commercial loan credits.
Residential real estate loans decreased $2.4 million to $272.1 million at June 30, 2006 in comparison to December 31, 2005. The consumer and home equity line portfolio decreased $2.7 million to $258.9 million at June 30, 2006 in comparison to December 31, 2005. The Company’s consumer loan portfolio has remained relatively stable through the first six months of 2006.

Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Nonaccruing loans (1)
Commercial	$3,627	$4,389
Commercial real estate	6,098	6,985
Agricultural	2,240	2,786
Residential real estate	2,946	3,096
Consumer and home equity	450	505

Total nonaccruing loans	15,361	17,761

Accruing loans 90 days or more delinquent	1	276

Total nonperforming loans	15,362	18,037

Other real estate owned (ORE)	933	1,099

Total nonperforming loans and other real estate owned	16,295	19,136

Nonaccruing commercial-related loans held for sale	—	577

Total nonperforming assets	$16,295	$19,713

Total nonperforming loans to total loans (2)	1.61%	1.82%

Total nonperforming loans and ORE to total loans and ORE (2)	1.71%	1.93%

Total nonperforming assets to total assets	0.85%	0.97%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
The Company experienced a $3.4 million decline in total nonperforming assets to $16.3 million at June 30, 2006 compared to December 31, 2005. Total nonaccruing loans declined $2.4 million at June 30, 2006 compared to December 31, 2005. The Company has also experienced declines in accruing loans 90 days or more delinquent, ORE and nonaccruing commercial-related loans held for sale during the first six months of 2006.
The following table details nonaccrual loan activity for the periods indicated.

	Three Months Ended
	June 30,	March 31,	December 31,
(Dollars in thousands)	2006	2006	2005
Nonaccruing loans, beginning of period	$18,561	$17,761	$16,140

Additions	2,391	5,334	6,727
Payments	(4,574)	(2,018)	(1,724)
Charge-offs	(483)	(972)	(2,712)
Returned to accruing status	(232)	(1,226)	(506)
Transferred to other real estate and repossessed assets	(302)	(318)	(164)

Nonaccruing loans, end of period	$15,361	$18,561	$17,761

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $17.0 million and $23.2 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2006 and December 31, 2005, respectively.

Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall adequacy of the allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at June 30, 2006.
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
The following table sets forth the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$20,291	$40,008	$20,231	$39,186

Charge-offs:
Commercial	211	9,620	538	11,263
Commercial real estate	123	13,528	397	14,516
Agricultural	30	17,690	253	17,895
Residential real estate	142	28	184	43
Consumer and home equity	380	489	818	750

Total charge-offs	886	41,355	2,190	44,467
Recoveries:
Commercial	395	350	1,112	451
Commercial real estate	44	10	112	29
Agricultural	122	25	157	45
Residential real estate	1	—	2	8
Consumer and home equity	224	153	517	247

Total recoveries	786	538	1,900	780

Net charge-offs	100	40,817	290	43,687

(Credit) provision for loan losses	(1,601)	21,889	(1,351)	25,581

Balance at end of period	$18,590	$21,080	$18,590	$21,080

Ratio of net loan charge-offs to average loans (annualized)	0.04%	13.81%	0.06%	7.22%

Ratio of allowance for loan losses to total loans (1)	1.95%	2.04%	1.95%	2.04%

Ratio of allowance for loan losses to nonperforming loans (1)	121%	123%	121%	123%

(1)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Net loan charge-offs were $0.1 million and $0.3 million for the second quarter and year-to-date 2006, respectively compared to $40.8 million and $43.7 million for the same 2005 periods. The ratio of net loan charge-offs to average loans (annualized) was 0.04% and 0.06% for the second quarter and year-to-date 2006, respectively, compared to 13.81% and 7.22% for the same 2005 periods. The Company’s net charge-off experience for 2006 has improved significantly as a result of the Company’s efforts to improve asset quality. The high levels of net charge-offs in 2005 are a result of the commercial-related loan sale as the Company transferred $169.0 million in commercial-related loans to held for sale at an estimated fair value less costs to sell of $132.3 million, resulting in $36.7 million in commercial-related charge-offs during the second quarter of 2005. The ratio of the allowance for loan losses to nonperforming loans was 121% at June 30, 2006 compared to 112% at December 31, 2005 and 123% at June 30,

2005. The ratio of the allowance for loan losses to total loans was 1.95% at June 30, 2006 compared to 2.04% at both December 31, 2005 and June 30, 2005.
Investing Activities
The Company’s total investment security portfolio totaled $782.8 million as of June 30, 2006 compared to $833.4 million as of December 31, 2005. The net unrealized losses on securities available for sale amounted to $20.2 million and $10.3 million as of June 30, 2006 and December 31, 2005, respectively. The unrealized losses present do not reflect deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates. The Company intends to hold these securities until their fair value recovers to their amortized cost, therefore management has determined that the securities that were in an unrealized loss position at June 30, 2006 and December 31, 2005 represent only temporary declines in fair value. Further detail regarding the Company’s investment portfolio follows.
U.S. Government-Sponsored Enterprise (“GSE”) Securities
The available for sale GSE securities portfolio is comprised of debt obligations issued directly by the GSEs and totaled $241.9 million at June 30, 2006. The portfolio consisted of approximately $140.4 million, or 58%, of callable securities at June 30, 2006. At June 30, 2006 this category of securities also includes $97.2 million of structured notes, the majority of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At June 30, 2006, the structured notes had a current average coupon of 4.08% that adjust on average to 6.50% within five years. At December 31, 2005, the available for sale GSE securities portfolio totaled $251.9 million.
State and Municipal Obligations
At June 30, 2006, the portfolio of state and municipal obligations totaled $244.7 million, of which $202.3 million was classified as available for sale. At that date, $42.4 million was classified as held to maturity, with a fair value of $42.3 million. At December 31, 2005, the portfolio of state and municipal obligations totaled $262.9 million, of which $220.3 million was classified as available for sale. At that date, $42.6 million was classified as held to maturity, with a fair value of $42.9 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”)
MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $295.1 million and $317.6 million at June 30, 2006 and December 31, 2005, respectively. The portfolio was comprised of $210.5 million of MBS, $79.6 million of CMO and $5.0 million of other ABS securities at June 30, 2006. The MBSs were predominantly issued by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 92% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of fixed and variable rate government issues and fixed rate privately issued AAA rated securities. The ABS securities are primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2005, the portfolio consisted of $234.3 million of MBS, $77.4 million of CMO and $5.9 million of other ABS securities.
Corporate Bonds
The Company held no corporate bonds at June 30, 2006 or December 31, 2005. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $1.1 million and $1.0 million at June 30, 2006 and December 31, 2005, respectively.

Funding Activities
Deposits
The Bank offers a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At June 30, 2006, total deposits were $1.617 billion in comparison to $1.717 billion at December 31, 2005. The decline was primarily due to lower nonpublic deposits attributed to the timing of rate campaigns, the loss of deposits associated with the effects of the 2005 commercial-related loan sale, and fewer certificates of deposits, including brokered certificates, as the Company actively managed to lower the level of these higher cost deposits. Public deposits increased marginally. Compared with the first quarter of 2006, nonpublic deposits have somewhat flattened and public deposits reflect a seasonal slowdown with a steady overall trend.
The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.410 billion or 87.2% of total deposits at June 30, 2006 compared to $1.517 billion or 88.4% of total deposits at December 31, 2005. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $207.2 million and $199.8 million as of June 30, 2006 and December 31, 2005, respectively. The Company also utilizes brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $26.5 million and $31.5 million at June 30, 2006 and December 31, 2005, respectively. The decline in brokered certificates of deposit resulted as the Company actively managed to lower the level of these higher cost funds.
Non-Deposit Sources of Funds
The Company’s most significant source of non-deposit funds are FHLB advances, which amounted to $48.4 million and $53.4 million as of June 30, 2006 and December 31, 2005, respectively. These FHLB borrowings include both short and long-term advances maturing on various dates through 2014. The Company had approximately $37.9 million and $35.5 million of immediate credit capacity with FHLB at June 30, 2006 and December 31, 2005, respectively. The FHLB credit capacity is collateralized by GSE securities. The Company also had $92.8 million and $75.0 million of credit available under unsecured lines of credit with various banks at June 30, 2006 and December 31, 2005, respectively. There were no advances outstanding on these lines of credit at June 30, 2006 and December 31, 2005. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $25.8 million and $20.1 million as of June 30, 2006 and December 31, 2005, respectively.
The Company also has a credit agreement with M&T Bank and has pledged the stock of FSB as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility. The interest rate and maturity of the term loan facility were modified during 2005. The amended and restated term loan requires monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006, with the opportunity for a future interest rate step-down to LIBOR plus 1.75% beginning in the fourth quarter of 2006 with financial covenant compliance for the quarter ended September 30, 2006. Principal installments of $6.25 million are due annually beginning in December of 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April of 2007. There were no advances outstanding on the revolving loan at June 30, 2006.
During 2001, FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. As of June 30, 2006, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.
Equity Activities
Total shareholders’ equity amounted to $172.7 million at June 30, 2006, an increase of $0.9 million from $171.8 million at December 31, 2005. The increase in shareholders’ equity during the six months ended June 30, 2006 results from the $9.1 million of net income and $0.4 million in additional paid in capital associated with stock based compensation offset by $2.6 million in dividends declared and $6.0 million in unrealized loss on securities.

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
The Company’s cash and cash equivalents were $86.7 million at June 30, 2006, a decrease of $5.2 million from $91.9 million at December 31, 2005. The Company began investing in commercial paper due in less than 90 days during the first quarter of 2006 and has classified the short-term investment as the equivalent of cash. The Company’s net cash provided by operating activities totaled $18.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $78.1 million, which included net proceeds of $40.4 million from the decline in securities and $37.6 million of loan payments in excess of loan originations. Net cash used in financing activities of $102.2 million was primarily attributed to the $100.2 million decrease in deposits. The Company’s cash and cash equivalents were $62.7 million at June 30, 2005, an increase of $16.6 million from $46.1 million at December 31, 2004.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. The leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%.
The Company’s Tier 1 leverage ratio was 8.39% at June 30, 2006 an increase of 79 basis points from 7.60% at December 31, 2005. Total Tier 1 capital of $161.2 million at June 30, 2006 was up from $155.3 million at December 31, 2005. Adjusted quarterly average assets of $1.921 billion for the second quarter of 2006 were down in comparison to $2.043 billion in the fourth quarter of 2005.
The Company’s Tier 1 risk-based capital ratio was 14.66% at June 30, 2006, up from 13.75% at December 31, 2005. The Company’s total risk-weighted capital ratio was 15.92% at June 30, 2006 compared to 15.01% at December 31, 2005. Total risk-based capital at June 30, 2006 was $175.0 million, an increase of $5.5 million from December 31, 2005. Net risk-weighted assets at June 30, 2006 were $1.099 billion, down $30.0 million compared to $1.129 billion at December 31, 2005.
The following is a summary of the risk-based capital ratios for the Company and FSB:

	June 30,	December 31,
	2006	2005
Tier 1 leverage ratio
Company	8.39%	7.60%
FSB	8.99%	8.20%

Tier 1 risk-based capital ratio
Company	14.66%	13.75%
FSB	15.75%	14.87%

Total risk-based capital ratio
Company	15.92%	15.01%
FSB	17.01%	16.13%

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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
As of June 30, 2006 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
The Company has experienced no significant changes in its risk factors other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 15, 2006, as filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2006:

Maximum Number of
			Total Number of Shares	Shares that May Yet
	Total Number	Average Price	Purchased as Part of	Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

04/01/06 — 04/30/06	—	$—	—	—
05/01/06 — 05/31/06	—	—	—	—
06/01/06 — 06/30/06	—	—	—	—

Total	—	$—	—	—

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders held May 3, 2006, shareholders elected the directors listed below. The voting results were as follows:

		Number of Votes
					Broker
Nominee	Term (years)	For	Withheld	Abstain	Non-Votes
Karl V. Anderson, Jr.	3	9,541,411	263,392	—	—
Erland E. Kailbourne	3	9,659,507	145,296	—	—
Robert N. Latella	3	9,549,549	255,254	—	—
John R. Tyler, Jr	3	9,518,749	286,054	—	—

In addition, the terms of office of the following directors continued after the meeting:

Barton P. Dambra
John E. Benjamin
Thomas P. Connolly
Samuel M. Gullo
Susan R. Holliday
Peter G. Humphrey
Joseph F. Hurley
James H. Wyckoff

Item 6. Exhibits

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to FII’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865, the “S-1 Registration Statement”)

3.3	Amended and Restated Bylaws dated February 18, 2004	Filed as Exhibit 3.3 to the Form 10-K for the year ended December 31, 2003 dated March 12, 2004

10.1	1999 Management Stock Incentive Plan	Filed as Exhibit 10.1 to the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Filed as Exhibit 10.2 to the S-1 Registration Statement

10.3	Agreement with investment banker dated March 14, 2005	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.4	Stock Ownership Requirements (effective January 1, 2005)	Filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.5	Senior Management Incentive Compensation Plan (effective January 1, 2005)	Filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.6	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Filed as Exhibit 10.6 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.7	Employment Agreement for Randolph C. Brown dated June 2001	Filed as Exhibit 10.7 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.8	Separation Agreement and Release for Jon J. Cooper dated March 25, 2005	Filed as Exhibit 10.1 to the Form 8-K dated March 31, 2005

10.9	Executive Agreement with Peter G. Humphrey	Filed as Exhibit 10.1 to the Form 8-K dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Filed as Exhibit 10.2 to the Form 8-K dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Filed as Exhibit 10.3 to the Form 8-K dated June 30, 2005

10.12	Executive Agreement with Thomas D. Grover	Filed as Exhibit 10.4 to the Form 8-K dated June 30, 2005

10.13	Executive Agreement with Martin K. Birmingham	Filed as Exhibit 10.4 to the Form 8-K dated June 30, 2005

10.14	Agreement with Peter G. Humphrey	Filed as Exhibit 10.6 to the Form 8-K dated June 30, 2005

10.15	Executive Agreement with John J. Witkowski	Filed as Exhibit 10.7 to the Form 8-K dated September 14, 2005

10.16	Agreement with investment banker dated May 16, 2005	Filed as Exhibit 10.15 to the Form 10-Q for the quarterly period ended June 30, 2005 dated August 9, 2005

10.17	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Filed as Exhibit 1.1 to the Form 10-K for the year ended December 31, 2003 dated March 12, 2004

10.18	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Filed as Exhibit 10.17 to the Form 10-Q for the quarterly period ended September 30, 2005 dated November 4, 2005

10.19	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Filed as Exhibit 10.18 to the Form 10-Q for the quarterly period ended September 30, 2005 dated November 4, 2005

10.20	Executive Agreement with George D. Hagi	Filed as Exhibit 10.7 to the Form 8-K dated February 2, 2006

10.21	Trust Company Agreement and Plan of Merger between The Canandaigua National Bank and Trust Company and Five Star Bank	Filed as Exhibit 10.1 to the Form 8-K dated April 3, 2006

10.22	Amended Stock Ownership Requirements, dated December 14, 2005	Filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2005 dated March 15, 2006

10.23	2006 Annual Incentive Plan, dated March 13, 2006	Filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2005 dated March 15, 2006

10.24	Executive Enhanced Incentive Plan, dated January 25, 2006	Filed as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2005 dated March 15, 2006

Exhibit No.	Description	Location

11.1	Statement of Computation of Per Share Earnings	Data required by SFAS No. 128, Earnings per Share, is provided in note 3 to the unaudited consolidated financial statements in this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

August 8, 2006	By:	/s/ Peter G. Humphrey Peter G. Humphrey
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2006	By:	/s/ Ronald A. Miller
Ronald A. Miller
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)