Form 10-Q
period 2006-09-30
FINANCIAL INSTITUTIONS INC
filed 2006-11-08
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
Large Accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 1, 2006
Common Stock, $0.01 par value	11,348,122 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2006	2005
Assets

Cash, due from banks and interest-bearing deposits	$52,910	$47,258
Federal funds sold	80,223	44,682
Securities available for sale, at fair value	737,776	790,855
Securities held to maturity — fair value of $41,929 at September 30, 2006 and $42,898 at December 31, 2005	41,927	42,593
Loans held for sale	721	1,253
Loans, net	923,330	972,090
Premises and equipment, net	34,472	36,471
Goodwill	37,369	37,369
Other assets	43,401	49,821

Total assets	$1,952,129	$2,022,392

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Demand	$270,671	$284,958
Savings, money market and interest-bearing checking	714,141	755,229
Certificates of deposit	654,807	677,074

Total deposits	1,639,619	1,717,261

Short-term borrowings	40,549	35,106
Long-term borrowings	54,342	63,391
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Accrued expenses and other liabilities	18,919	18,175

Total liabilities	1,770,131	1,850,635

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding – 1,586 shares at September 30, 2006 and December 31, 2005	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding – 174,639 shares at September 30, 2006 and 174,747 shares at December 31, 2005	17,464	17,475
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,347,375 shares at September 30, 2006 and 11,334,874 shares at December 31, 2005	113	113
Additional paid-in capital	24,314	23,278
Retained earnings	147,092	136,925
Accumulated other comprehensive loss	(7,144)	(6,178)
Treasury stock, at cost – 1,000 shares at December 31, 2005	—	(15)

Total shareholders’ equity	181,998	171,757

Total liabilities and shareholders’ equity	$1,952,129	$2,022,392

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$17,291	$17,402	$50,944	$54,610
Interest and dividends on securities	8,001	7,698	24,597	22,319
Other interest income	531	395	1,307	804

Total interest income	25,823	25,495	76,848	77,733

Interest expense:
Deposits	9,491	7,712	26,833	21,691
Short-term borrowings	245	181	734	472
Long-term borrowings	973	913	2,812	2,790
Junior subordinated debentures issued to unconsolidated subsidiary trust	432	432	1,296	1,296

Total interest expense	11,141	9,238	31,675	26,249

Net interest income	14,682	16,257	45,173	51,484

(Credit) provision for loan losses	(491)	1,529	(1,842)	27,110

Net interest income after (credit) provision for loan losses	15,173	14,728	47,015	24,374

Noninterest income:
Service charges on deposits	3,054	3,076	8,559	8,605
ATM and debit card income	558	426	1,645	1,233
Financial services group fees and commissions	491	678	1,559	2,059
Mortgage banking revenues	284	384	898	1,248
Income from corporate owned life insurance	14	15	466	52
Net gain on sale of securities	—	—	—	14
Net gain on sale of student loans held for sale	427	162	604	209
Net gain on sale of commercial-related loans held for sale	—	9,212	82	9,212
Net gain (loss) on sale of premises and equipment	(12)	(6)	2	(103)
Net gain (loss) on sale of other real estate and repossessed assets	(44)	(19)	63	(24)
Gain on sale of trust relationships	1,365	—	1,365	—
Other	842	821	1,873	1,942

Total noninterest income	6,979	14,749	17,116	24,447

Noninterest expense:
Salaries and employee benefits	8,510	8,808	25,294	26,881
Occupancy and equipment	2,293	2,252	7,083	6,754
Supplies and postage	442	530	1,452	1,663
Amortization of intangible assets	108	108	323	323
Computer and data processing	469	412	1,312	1,359
Professional fees	660	1,344	2,090	3,534
Other	2,111	2,858	6,895	8,808

Total noninterest expense	14,593	16,312	44,449	49,322

Income (loss) from continuing operations before income taxes	7,559	13,165	19,682	(501)

Income tax provision (benefit) from continuing operations	2,314	4,205	5,324	(2,278)

Income from continuing operations	5,245	8,960	14,358	1,777

Discontinued operation (note 7):
Loss from operation of discontinued subsidiary	—	(84)	—	(340)
Gain (loss) on sale of discontinued subsidiary	—	88	—	(1,112)
Income tax (benefit) expense	—	(7)	—	1,030

Income (loss) from discontinued operation	—	11	—	(2,482)

Net income (loss)	$5,245	$8,971	$14,358	$(705)

Earnings (loss) per common share (note 3):
Basic:
Income from continuing operations	$0.43	$0.76	$1.17	$0.06
Net income (loss)	$0.43	$0.76	$1.17	$(0.16)
Diluted:
Income from continuing operations	$0.43	$0.76	$1.17	$0.06
Net income (loss)	$0.43	$0.76	$1.17	$(0.16)
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance — December 31, 2005	$159	$17,475	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757

Purchase 108 shares of preferred stock	—	(11)	—	—	—	—	—	(11)

Purchase 15,000 shares of common stock — director repurchase agreements	—	—	—	—	—	—	(222)	(222)

Issue 5,693 shares of common stock — director retainers	—	—	—	28	—	—	84	112

Issue 9,608 shares of common stock — exercised stock options	—	—	—	161	—	—	23	184

Excess tax benefit from stock options exercised	—	—	—	15	—	—	—	15

Issue 13,200 shares of common stock — restricted stock awards	—	—	—	131	(261)	—	130	—

Amortization of unvested stock options	—	—	—	701	—	—	—	701

Amortization of unvested restricted stock awards	—	—	—	—	18	—	—	18

Comprehensive income:

Net income	—	—	—	—	14,358	—	—	14,358

Unrealized loss on securities available for sale (net of tax of $(641))	—	—	—	—	—	(966)	—	(966)

Total comprehensive income								13,392

Cash dividends declared:

3% Preferred — $2.25 per share	—	—	—	—	(4)	—	—	(4)

8.48% Preferred — $6.36 per share	—	—	—	—	(1,111)	—	—	(1,111)

Common — $0.25 per share	—	—	—	—	(2,833)	—	—	(2,833)

Balance — September 30, 2006	$159	$17,464	$113	$24,314	$147,092	$(7,144)	$—	$181,998

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$14,358	$(705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,131	3,314
Net amortization of premiums and discounts on securities	507	802
(Credit) provision for loan losses	(1,842)	27,110
Amortization of unvested stock options	701	—
Amortization of unvested restricted stock awards	18	—
Deferred income tax (benefit) expense	(583)	8,923
Proceeds from sale of loans held for sale	59,145	64,034
Originations of loans held for sale	(58,357)	(62,737)
Net gain on sale of securities	—	(14)
Net gain on sale of loans held for sale	(833)	(676)
Net gain on sale of commercial-related loans held for sale	(82)	(9,212)
Net (gain) loss on sale and disposal of other assets	(65)	127
Loss on sale of discontinued subsidiary	—	1,112
Gain on sale of trust relationships	(1,365)	—
Decrease in other assets	8,154	1,063
Increase in accrued expenses and other liabilities	631	76

Net cash provided by operating activities	23,518	33,217

Cash flows from investing activities:
Purchase of securities:
Available for sale	(35,126)	(229,327)
Held to maturity	(25,498)	(20,600)
Proceeds from maturity and call of securities:
Available for sale	86,096	120,965
Held to maturity	26,160	21,998
Proceeds from sale of securities available for sale	—	2,445
Net loan collections	48,522	52,493
Proceeds from sale of commercial-related loans	659	139,220
Proceeds from sale of discontinued subsidiary	—	4,552
Proceeds from sale of other assets	1,379	46
Proceeds from sale of trust relationships	1,365	—
Purchase of premises and equipment	(878)	(3,949)

Net cash provided by investing activities	102,679	87,843

Cash flows from financing activities:
Net decrease in deposits	(77,642)	(37,884)
Net decrease in short-term borrowings	(3,557)	(10,067)
Repayment of long-term borrowings	(50)	(1,950)
Purchase of preferred and common shares	(233)	(161)
Issuance of common shares	112	57
Stock options exercised	184	919
Excess tax benefit from stock options exercised	15	—
Dividends paid	(3,833)	(5,624)

Net cash used in financing activities	(85,004)	(54,710)

Net increase in cash and cash equivalents	41,193	66,350

Cash and cash equivalents at the beginning of the period	91,940	46,055

Cash and cash equivalents at the end of the period	$133,133	$112,405

Supplemental information:
Cash paid (received) during period for:
Interest	$31,217	$25,866
Income taxes paid	2,493	—
Income taxes received	(6,300)	—

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$2,080	$1,374
Issuance of common stock for Burke Group, Inc. earnout	—	425
Transfer of loans to loans held for sale	—	131,749
Transfer of borrowings from long-term to short-term	9,000	11,000
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
Financial Institutions, Inc. (“FII”), a bank holding company organized under the laws of New York State, and its subsidiaries (collectively the “Company”) provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. The Company is subject to regulation by certain federal and state agencies.
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
The Company formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed FII to expand business operations to include financial services businesses. The Company had two financial services subsidiaries: Five Star Investment Services, Inc. (100% owned) (“FSIS”) (formerly known as The FI Group, Inc.) and Burke Group, Inc. (formerly 100% owned) (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FSIS is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI was an employee benefits and compensation consulting firm acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income (loss). Since the sale of BGI occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at September 30, 2006 or December 31, 2005. BGI cash flows are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of cash flow.
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
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operation to be expected for the full year ended December 31, 2006. The interim consolidated financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period’s presentation.
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
(2) Stock Compensation Plans
The Company has a Management Stock Incentive Plan and a Director’s Stock Incentive Plan (the “Plans”). Under the Plans, the Company may grant stock options to purchase shares of common stock, shares of restricted stock or stock appreciation rights to its directors and key employees. The Company had previously only granted stock options to purchase shares of common stock under the Plans, but during the third quarter of 2006, restricted stock awards were granted to certain Executives and Senior Officers of the Management team. Grants under the plans may be made up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company’s stock on the date of the grant. The maximum term of each option is ten years and the vesting period generally ranges between three and five years.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under the transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes:
(a)	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and

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
The expense associated with the amortization of unvested stock compensation included in the consolidated statements of income for the three and nine months ended September 30, 2006 is as follows:

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands)	Sept 30, 2006	Sept 30, 2006
Stock options:
Management Stock Incentive Plan*	$230	$428
Director Stock Incentive Plan**	29	273

Total amortization of unvested stock options	259	701

Restricted stock awards:
Management Stock Incentive Plan*	18	18

Total amortization of unvested restricted stock awards	18	18

Total amortization of unvested stock compensation	$277	$719

*	Included in salaries and employee benefits in the consolidated statements of income.

**	Included in other expense in the consolidated statements of income.
The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands, except per share amounts)	Sept 30, 2005	Sept 30, 2005
Reported net income (loss)	$8,971	$(705)

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	147	456

Pro forma net income (loss)	8,824	(1,161)

Less: Preferred stock dividends	372	1,116

Pro forma net income (loss) available to common shareholders	$8,452	$(2,277)

Basic income (loss) per share:
Reported	$0.76	$(0.16)
Pro forma	0.75	(0.20)

Diluted income (loss) per share:
Reported	$0.76	$(0.16)
Pro forma	0.74	(0.20)

(1)	For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the vesting periods.
The following table summarizes the stock option activity for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
(Dollars in thousands, except per share amounts)	Options	Per Share	(in years)	Value
Outstanding at December 31, 2005	426,238	$19.58
Granted	97,797	19.73
Exercised	(10,208)	18.87
Forfeited	(5,028)	21.24
Expired	(10,440)	22.84

Outstanding at September 30, 2006	498,359	$19.55	6.50	$2,094

Vested and expected to vest at September 30, 2006	468,688	$19.51	6.33	$2,000

Exercisable at September 30, 2006	307,553	$18.93	4.98	$1,547
As of September 30, 2006, there was $839,000 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.74 years.
The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the nine months ended September 30, 2006 and 2005 was $54,000 and $315,000, respectively.

The weighted average grant date fair value and Black-Scholes option valuation assumptions used for the stock option grants totaling 97,797 and 142,896 for the nine months ended September 30, 2006 and 2005, respectively were as follows:

	Nine Months Ended
	September 30,
	2006		2005
Fair value of stock options granted	$8.14		$6.41
Risk-free interest rate	4.96	%(1)	4.17%
Expected dividend yield	1.65%		1.94%
Expected stock price volatility	41.75	%(2)	26.64%
Expected term of stock options (in years)	6.19 years	(3)	6.22 years

(1)	Based on the average of the five and seven year Treasury constant maturity (“TCM”) interest rates to be consistent with the expected term of the stock options.

(2)	Expected stock price volatility is based on actual experience using a historical period that is consistent with the expected term of the stock options.

(3)	The Company estimated the expected term of the stock options using the simplified method prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107.
The following table summarizes the restricted stock award activity for the nine months ended September 30, 2006:

		Weighted-
		Average
		Exercise
		Price
	Shares	Per Share
Outstanding at December 31, 2005	—	$—
Awarded	13,200	19.75
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2006	13,200	$19.75
As of September 30, 2006, there was $243,000 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.66 years.
(3) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding adjusted to exclude unvested restricted stock shares. Diluted earnings (loss) per common share reflects the effects of common stock equivalent shares, which are incremental shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive stock options and unvested restricted stock awards were exercised or became vested during the periods.

Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2006	2005	2006	2005
Income from continuing operations	$5,245	$8,960	$14,358	$1,777

Less: Preferred stock dividends	371	372	1,115	1,116

Income from continuing operations available to common shareholders	4,874	8,588	13,243	661

Income (loss) on discontinued operation, net of tax	—	11	—	(2,482)

Net income (loss) available to common shareholders	$4,874	$8,599	$13,243	$(1,821)

Weighted average number of common shares outstanding used to calculate basic earnings (loss) per common share	11,327	11,333	11,326	11,293

Add: Effect of common stock equivalents	45	20	31	32

Weighted average number of common shares used to calculate diluted earnings (loss) per common share	11,372	11,353	11,357	11,325

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.43	$0.76	$1.17	$0.06
Loss on discontinued operation	$—	$—	$—	$(0.22)
Net income (loss)	$0.43	$0.76	$1.17	$(0.16)

Diluted:
Income from continuing operations	$0.43	$0.76	$1.17	$0.06
Loss on discontinued operation	$—	$—	$—	$(0.22)
Net income (loss)	$0.43	$0.76	$1.17	$(0.16)
There were approximately 258,000 and 277,000 weighted average common stock equivalents from outstanding stock options and restricted stock awards for the quarter and nine months ended September 30, 2006, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive. There were approximately 351,000 and 373,000 weighted average common stock equivalents from outstanding stock options for the quarter and nine months ended September 30, 2005, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
(4) Retirement Plans and Postretirement Benefits
The Company participates in The New York Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s funding policy is to contribute at least the minimum-funding requirement as determined actuarially to cover current service cost plus amortization of prior service costs.
Net periodic pension cost consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$431	$395	$1,294	$1,185
Interest cost on projected benefit obligation	335	321	1,006	963
Expected return on plan assets	(467)	(408)	(1,400)	(1,224)
Amortization of net transition asset	(6)	(10)	(20)	(30)
Amortization of unrecognized loss	56	55	167	165
Amortization of unrecognized prior service cost	4	4	11	12

Net periodic pension cost	$353	$357	$1,058	$1,071

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
(5) Commitments and Contingencies
In the normal course of business, the Company has outstanding commitments to extend credit not reflected in the Company’s consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $253.8 million and $231.5 million were contractually available at September 30, 2006 and December 31, 2005, respectively, and are not reflected in the consolidated statements of financial condition. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $6.1 million and $9.5 million at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.
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
The Company is also subject to varying regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of September 30, 2006 and December 31, 2005, the Company and FSB met all capital adequacy requirements to which they are subject.
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
Payments of dividends by FSB to FII are limited or restricted in certain circumstances under banking regulations. During September 2006, FII requested approval from the NYS Banking Department to pay a one time $25.0 million cash dividend from FSB to FII. Regulatory approval was necessary as the requested dividend amount exceeded the amount allowable under regulatory restrictions. During October 2006, FSB received regulatory approval and paid the $25.0 million dividend to FII. FSB will be required to obtain approval from the NYS Banking Department for any future dividend that exceeds the sum of the current year’s net income plus the retained profits for the preceding two years. FII used the dividend proceeds to repay a $25.0 million term loan with another commercial bank during October 2006. See also “Note 10 — Subsequent Events.”
(7) Discontinued Operation
In 2005, the Company decided to dispose of its BGI subsidiary. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss). The Company recorded a loss on discontinued operation of $84,000, a gain on the sale of discontinued operation of $88,000 and income tax benefit associated with the discontinued operation of $7,000 for the three months ended September 30, 2005. The Company recorded a loss on discontinued operation of $340,000, a loss on sale of discontinued operation of $1.1 million and income tax expense associated with the discontinued operation of $1.0 million for the nine months ended September 30, 2005. Since the sale occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at September 30, 2006 or December 31, 2005. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow.
(8) Loans Held for Sale
During the year ended December 31, 2005, the Company transferred $169.0 million in commercial-related loans to held for sale, at an estimated fair value less costs to sell of $132.3 million. As a result, $36.7 million in commercial-related charge-offs were recorded from the classification of the loans to held for sale. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of these commercial-related loans held for sale.
A summary of loans held for sale is as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Commercial and agricultural *	$—	$577
Residential real estate	721	676

Total loans held for sale	$721	$1,253

*	All commercial and agricultural loans held for sale were in nonaccrual status.
The Company originates and sells certain residential mortgage loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. The Company makes the determination of whether or not to identify the mortgage as a loan held for sale at the time the application is received from the borrower. The Company also originates student loans and has a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. The volume of student loans originated and sold increased beginning in the third quarter of 2005.
Proceeds from the sale of residential mortgage and student loans held for sale were $15.6 million and $43.7 million for the three months ended September 30, 2006 and 2005, respectively. These proceeds included proceeds from the sale of student loans totaling $11.5million and $31.2 million for the three months ended September 30, 2006 and 2005, respectively. The net gain on sale of residential mortgage and student loans held for sale was $503,000 and $314,000 for the three months ended September 30, 2006 and 2005, respectively.
Proceeds from the sale of residential mortgage and student loans held for sale were $59.1 million and $64.0 million for the nine months ended September 30, 2006 and 2005, respectively. These proceeds included proceeds from the sale of student loans totaling $43.0 million and $32.7 million for the nine months ended September 30, 2006 and 2005, respectively. The net gain on sale of residential mortgage and student loans held for sale was $833,000 and $676,000 for the nine months ended September 30, 2006 and 2005, respectively.

(9) New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company plans to adopt this statement on January 1, 2007 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company did not elect for early adoption and plans to adopt this statement on January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement on January 1, 2007 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company plans to adopt this SAB for the fiscal year ended December 31, 2006 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for fiscal years beginning after November 15, 2007. The Company plans to adopt this statement on January 1, 2008 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required and plans to adopt this provision of SFAS No. 158 and provide the required disclosures for the fiscal year ending December 31, 2006. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end, with limited exceptions. The Company is required and plans to adopt this provision for the fiscal year ending December 31, 2008. The Company is currently assessing the impact that the adoption of these provisions will have on its consolidated financial position, consolidated results of operations, or liquidity.

(10) Subsequent Events
In October 2006, FII repaid a $25.0 million term loan with another commercial bank. The debt was scheduled for repayment in equal annual installments of $6.25 million beginning in December 2007 and is reflected in long-term debt on the consolidated statements of financial condition.
In October 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions in amounts and at times and prices as determined by the Company.
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
OVERVIEW
Net income for the quarter was $5.2 million, or $0.43 per diluted share, compared with net income of $9.0 million, or $0.76 per diluted share, for the third quarter of 2005. Included in income for the third quarter of 2005 was a net gain of $9.2 million related to the sale or settlement of lower quality commercial-related loans. This year’s third quarter included a $1.4 million gain on the sale of the Company’s trust relationships, which closed September 29, 2006.
Excluding these impacts, the primary contributors to the 2006 third quarter results were a $0.5 million credit for loan losses compared with a $1.5 million provision for loan losses last year and a $1.7 million reduction in noninterest expense compared with the same quarter last year. The improved risk profile of the Company’s loan portfolio contributed to the credit for loan losses, while lower noninterest expenses are the result of improved operating efficiencies and the reduction of costs associated with asset quality issues and regulatory matters.
Net income for the first nine-months of 2006 was $14.4 million, or $1.17 per diluted share, compared with a net loss of $0.7 million, or $0.16 net loss per diluted share from the same period last year. The first nine months of 2005 results reflects a higher provision for loan losses as a result of write-downs associated with the decision to sell approximately $169.0 million of commercial-related loans in 2005.
The Company recorded a credit for loan losses of $0.5 million and $1.8 million for the third quarter and the first nine months of 2006, respectively. Net loan charge-offs were $0.4 million for the third quarter and $0.7 million for the first nine months of 2006. Nonperforming loans at September 30, 2006 were $12.8 million, a reduction of $5.2 million from December 31, 2005. The improved risk rating profile of the loan portfolio, the lower level of net loan charge-offs, and a smaller loan portfolio all contributed to the credit for loan losses for the quarter and year-to-date periods. The allowance for loan losses was $17.7 million and $20.2 million at September 30, 2006 and December 31, 2005, respectively.
Effective December 3, 2005, the Company merged its commercial subsidiary banks into the New York State-chartered First Tier Bank & Trust (“FTB”), which was then renamed Five Star Bank (“FSB”). The consolidation activities have improved operational efficiencies and have contributed to lower non-interest expense in both the third quarter of 2006 and the first nine months of 2006 when compared with the same periods in 2005. The Company also sold its Burke Group, Inc. (“BGI”) subsidiary during 2005 in order to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income (loss). Income on discontinued operation for the third quarter of 2005 totaled $11,000, compared with a loss on discontinued operation of $2.5 million for the nine months ended September 30, 2005.
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
Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days (120 days for consumer loans), unless such loans are well-

collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is uncertain.
For additional discussion related to the Company’s accounting policies for the allowance for loan losses, see the section titled “Analysis of the Allowance for Loan Losses.”
Goodwill: Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During the fourth quarter of 2005, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. There were no material events or transactions that occurred subsequent to that evaluation that indicates any impairment at the current period end.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended September 30,
(Dollars and shares in thousands, except per share amounts)	2006	2005	$ Change	% Change
Per common share data:
Basic:
Income from continuing operations	$0.43	$0.76	$(0.33)	(43)%
Net income	$0.43	$0.76	$(0.33)	(43)%
Diluted:
Income from continuing operations	$0.43	$0.76	$(0.33)	(43)%
Net income	$0.43	$0.76	$(0.33)	(43)%
Cash dividends declared	$0.09	$0.08	$0.01	13%
Common shares outstanding:
Weighted average shares — basic	11,327	11,333
Weighted average shares — diluted	11,372	11,353
Performance ratios, annualized:
Return on average assets	1.09%	1.71%
Return on average common equity	12.17%	22.43%
Common dividend payout ratio	20.93%	10.53%
Net interest margin (tax-equivalent)	3.56%	3.59%
Efficiency ratio (2)	67.21%	70.24%
Asset quality data:
Past due over 90 days and accruing	$—	$36
Nonaccrual loans	12,804	16,140

Total nonperforming loans	12,804	16,176
Other real estate owned (ORE)	1,551	1,197

Total nonperforming loans and other real estate owned	14,355	17,373
Nonaccrual commercial-related loans held for sale	—	1,681

Total nonperforming assets	$14,355	$19,054

Net loan charge-offs	$418	$1,824
Asset quality ratios:
Nonperforming loans to total loans (1)	1.36%	1.60%
Nonperforming loans and ORE to total loans and ORE (1)	1.52%	1.71%
Nonperforming assets to total assets	0.74%	0.91%
Allowance for loan losses to total loans (1)	1.88%	2.05%
Allowance for loan losses to nonperforming loans (1)	138%	128%
Net loan charge-offs to average loans (annualized)	0.18%	0.71%
Capital ratios:
Average common equity to average total assets	8.36%	7.30%
Leverage ratio	8.87%	7.52%
Tier 1 risk-based capital ratio	15.33%	13.16%
Risk-based capital ratio	16.58%	14.41%

(1)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.

(2)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities, gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$14,593	$16,312
Less: Other real estate expense	58	80
Amortization of intangibles	108	108

Net expense (numerator)	$14,427	$16,124

Net interest income	$14,682	$16,257
Plus: Tax equivalent adjustment	1,171	1,161

Net interest income (tax equivalent)	15,853	17,418
Plus: Noninterest income	6,979	14,749
Less: Net gain on sale of commercial-related loans	—	9,212
Less: Gain on sale of trust relationships	1,365	—

Net revenue (denominator)	$21,467	$22,955

SELECTED FINANCIAL DATA (CONTINUED)

	At or For the Nine Months Ended September 30,
(Dollars and shares in thousands, except per share amounts)	2006	2005	$ Change	% Change
Per common share data:
Basic:
Income from continuing operations	$1.17	$0.06	$1.11	1,850%
Net income (loss)	$1.17	$(0.16)	$1.33	831%
Diluted:
Income from continuing operations	$1.17	$0.06	$1.11	1,850%
Net income (loss)	$1.17	$(0.16)	$1.33	831%
Cash dividends declared	$0.25	$0.32	$(0.07)	(22)%
Book value	$14.49	$13.77	$0.72	5%
Common shares outstanding:
Weighted average shares — basic	11,326	11,293
Weighted average shares — diluted	11,357	11,325
Period end	11,347	11,333
Performance ratios, annualized:
Return (loss) on average assets	0.99%	(0.04)%
Return (loss) on average common equity	11.35%	(1.51)%
Common dividend payout ratio	21.37%	>100%
Net interest margin (tax-equivalent)	3.59%	3.68%
Efficiency ratio **	68.16%	69.47%
Asset quality data and ratios:
Net loan charge-offs	$708	$45,511
Net loan charge-offs to average loans	0.10%	5.28%

**	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities, gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale (all from continuing operations) calculated using the following detail:

Noninterest expense	$44,449	$49,322
Less: Other real estate expense	188	278
Amortization of intangibles	323	323

Net expense (numerator)	$43,938	$48,721

Net interest income	$45,173	$51,484
Plus: Tax equivalent adjustment	3,618	3,432

Net interest income (tax equivalent)	48,791	54,916
Plus: Noninterest income	17,116	24,447
Less: Net gain on sale of securities	—	14
Less: Net gain on sale of commercial-related loans	82	9,212
Less: Gain on sale of trust relationships	1,365	—

Net revenue (denominator)	$64,460	$70,137

NET INCOME ANALYSIS
Average Balance Sheets
The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis for the periods indicated. All average balances are average daily balances.

	For the Three Months Ended September 30,
	2006			2005
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$39,574	$518	5.19%	$43,513	$395	3.61%
Commercial paper due in less than 90 days	975	13	5.19%	—	—	—%
Investment securities (1):
Taxable	548,247	5,827	4.25%	543,281	5,542	4.08%
Non-taxable	243,477	3,345	5.50%	254,538	3,317	5.21%

Total investment securities	791,724	9,172	4.63%	797,819	8,859	4.44%
Loans (2):
Commercial and agricultural	418,019	8,201	7.78%	561,649	9,042	6.39%
Residential real estate	271,743	4,327	6.35%	266,277	4,216	6.32%
Consumer and home equity	255,484	4,763	7.40%	263,532	4,144	6.24%

Total loans	945,246	17,291	7.27%	1,091,458	17,402	6.33%

Total interest-earning assets	1,777,519	$26,994	6.05%	1,932,790	$26,656	5.49%

Allowance for loans losses	(18,653)			(21,054)
Other non-interest-earning assets (3)	143,244			171,496

Total assets	$1,902,110			$2,083,232

Interest-bearing liabilities:
Savings and money market	$324,571	$1,108	1.35%	$385,389	$962	0.99%
Interest-bearing checking	357,405	1,582	1.76%	369,824	1,187	1.27%
Certificates of deposit	650,712	6,801	4.15%	731,067	5,563	3.02%
Short-term borrowings	35,552	245	2.73%	33,348	181	2.15%
Long-term borrowings	62,260	973	6.20%	72,076	913	5.03%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,447,202	11,141	3.06%	1,608,406	9,238	2.28%

Non-interest-bearing demand deposits	260,585			281,023
Other non-interest-bearing liabilities	17,750			24,097

Total liabilities	1,725,537			1,913,526
Shareholders’ equity (3)	176,573			169,706

Total liabilities and shareholders’ equity	$1,902,110			$2,083,232

Net interest income – tax equivalent		15,853			17,418
Less: tax equivalent adjustment		1,171			1,161

Net interest income		$14,682			$16,257

Net interest rate spread			2.99%			3.21%

Net earning assets	$330,317			$324,384

Net interest income as a percentage of average interest-earning assets			3.56%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.82%			120.17%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

	For the Nine Months Ended September 30,
	2006			2005
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$26,877	$1,003	4.99%	$34,182	$804	3.15%
Commercial paper due in less than 90 days	8,380	304	4.85%	—	—	—%
Investment securities (1):
Taxable	563,740	17,879	4.23%	525,925	15,946	4.04%
Non-taxable	255,122	10,336	5.40%	249,471	9,805	5.24%

Total investment securities	818,862	28,215	4.59%	775,396	25,751	4.43%
Loans (2):
Commercial and agricultural	431,969	24,575	7.61%	661,767	30,222	6.11%
Residential real estate	272,180	12,794	6.27%	262,038	12,539	6.39%
Consumer and home equity	255,690	13,575	7.10%	256,729	11,849	6.17%

Total loans	959,839	50,944	7.09%	1,180,534	54,610	6.18%

Total interest-earning assets	1,813,958	$80,466	5.92%	1,990,112	$81,165	5.45%

Allowance for loans losses	(19,898)			(31,988)
Other non-interest-earning assets (3)	149,189			171,814

Total assets	$1,943,249			$2,129,938

Interest-bearing liabilities:
Savings and money market	$335,635	$3,087	1.23%	$401,447	$2,718	0.91%
Interest-bearing checking	380,383	4,836	1.70%	386,808	3,285	1.14%
Certificates of deposit	662,661	18,910	3.82%	743,690	15,688	2.82%
Short-term borrowings	35,984	734	2.73%	32,674	472	1.93%
Long-term borrowings	62,774	2,812	5.99%	76,026	2,790	4.91%
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	1,296	10.35%	16,702	1,296	10.35%

Total interest-bearing liabilities	1,494,139	31,675	2.83%	1,657,347	26,249	2.12%

Non-interest-bearing demand deposits	258,147			274,596
Other non-interest-bearing liabilities	17,366			19,361

Total liabilities	1,769,652			1,951,304
Shareholders’ equity (3)	173,597			178,634

Total liabilities and shareholders’ equity	$1,943,249			$2,129,938

Net interest income — tax equivalent		48,791			54,916
Less: tax equivalent adjustment		3,618			3,432

Net interest income		$45,173			$51,484

Net interest rate spread			3.09%			3.33%

Net earning assets	$319,819			$332,765

Net interest income as a percentage of average interest-earning assets			3.59%			3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.40%			120.08%

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.

(3)	Includes unrealized gains (losses) on securities available for sale.

Net Interest Income
For the third quarter of 2006 net interest income was $14.7 million compared with $16.3 million for the third quarter of 2005. The decline in net interest income was principally due to a decline in the amount of earning assets. For the third quarter of 2006, average earning assets were $1.778 billion compared with $1.933 billion for the third quarter of 2005. Net interest margin was 3.56% for the three months ended September 30, 2006 down slightly from 3.59% for the same period last year. The yield on interest earning assets increased 56 basis points to 6.05% for the quarter ended September 30, 2006 compared to the same period a year ago. Similarly, the Company’s cost of funds increased 59 basis points to 2.49% for the third quarter of 2006 compared to the same quarter last year. These increases were associated with a rise in interest rates. Total average deposits were $1.593 billion for the third quarter of 2006 compared with $1.767 billion for the third quarter of 2005. Contributing to the decline in deposits were fewer certificates of deposit, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits. Other deposit categories have declined from deposit outflows associated with the effects of the 2005 loan sale and higher rate offerings from competitors’ products. In addition to the decline in loans and deposits, the overall mix of the Company’s earning assets has changed, with loans, which generally have a higher interest yield than investments, representing a lower percentage of earning assets. The decline in the volume of total earning assets together with the change in the mix of earning assets and a small drop in net interest margin collectively result in the decline in net interest income. For the third quarter of 2006, average loans were 53% of average earning assets compared with 56% for the third quarter of 2005.
Net interest income for the nine months ended September 30, 2006 and 2005 was $45.2 million and $51.5 million, respectively. Average interest earning assets declined $176.2 million for the first nine months of 2006 compared with the same period in 2005. Net interest margin for the nine months ended September 30, 2006 was 3.59% compared with 3.68% in the prior year. The decrease resulted from a 56 basis point increase in the cost of funds to 2.33% for the nine months ended September 30, 2006 compared to the same period a year ago, only partially offset by a 47 basis point increase in yield on interest-earning assets to 5.92% for the nine months ended September 30, 2006 compared to the same period a year ago. The increases were associated with the rising interest rate environment. In addition, banks earn an interest spread over their funding costs that has a relationship to the slope of the yield curve. A flat yield curve provides a challenging environment for net interest income as the rates paid for deposits and other funds are closer to the rates earned on loan and investment assets. The drop in year-to-date net interest income reflects a lower average earning asset base coupled with the change in the mix of earning assets and a decline in net interest margin.

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

	Three Months ended September 30,			Nine Months ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(53)	$176	$123	$(276)	$475	$199
Commercial paper due in less than 90 days	13	—	13	304	—	304

Investment securities (1):
Taxable	53	232	285	1,190	743	1,933
Non-taxable	(124)	152	28	230	301	531

Total investment securities	(71)	384	313	1,420	1,044	2,464
Loans (2):
Commercial and agricultural	(2,790)	1,949	(841)	(13,059)	7,412	(5,647)
Residential real estate	90	21	111	503	(248)	255
Consumer and home equity	(150)	769	619	(55)	1,781	1,726

Total loans	(2,850)	2,739	(111)	(12,611)	8,945	(3,666)

Total interest-earning assets	(2,961)	3,299	338	(11,163)	10,464	(699)

Interest-bearing liabilities:
Savings and money market	(211)	357	146	(626)	995	369
Interest-bearing checking	(54)	449	395	(83)	1,634	1,551
Certificates of deposit	(839)	2,077	1,238	(2,297)	5,519	3,222
Short-term borrowings	15	49	64	67	195	262
Long-term borrowings	(153)	213	60	(648)	670	22

Total interest-bearing liabilities	(1,242)	3,145	1,903	(3,587)	9,013	5,426

Net interest income	$(1,719)	$154	$(1,565)	$(7,576)	$1,451	$(6,125)

(1)	Amounts shown are amortized cost for both held to maturity securities and available for sale securities. In order to make pre-tax income and resultant yields on tax-exempt securities comparable to those on taxable securities and loans, a tax-equivalent adjustment to interest earned from tax-exempt securities has been computed using a federal rate of 35%.

(2)	Net of loan deferred fees and costs, discounts and premiums. Loans held for sale and nonaccrual loans are included in the average loan amounts.
(Credit) Provision for Loan Losses
The (credit) provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The credit for loan losses for the third quarter of 2006 totaled $0.5 million, a decrease of $2.0 million compared to the provision for loan losses of $1.5 million for the third quarter of 2005. The credit for loan losses for the nine months ended September 30, 2006 totaled $1.8 million, a decrease of $28.9 million compared to the $27.1 million provision for loan losses for the same period last year. The 2005 nine-month period results reflected a higher provision for loan losses as a result of write-downs associated with the decision to sell approximately $169.0 million of commercial related loans in 2005.
Net loan charge-offs in the third quarter of 2006 were $0.4 million compared to $1.8 million for the prior year’s third quarter. Net loan charge-offs to average loans (annualized) for the third quarter 2006 was 0.18% compared with 0.71% in the same quarter last year. Net loan charge-offs for the nine months ended September 30, 2006 were $0.7 million compared to $45.5 million from the same period last year. Net loan charge-offs to average loans (annualized) for the nine months ended September 30, 2006 was 0.10% compared with 5.28% for the same period last year.

The improved risk rating profile of the loan portfolio, the low level of net loan charge-offs, a smaller loan portfolio, as well as a change in the mix of the loan portfolio to loan categories with reduced credit risk all contributed to the credit for loan losses recorded in 2006.
Noninterest Income
The following table presents the major categories of noninterest income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Noninterest income:
Service charges on deposits	$3,054	$3,076	$8,559	$8,605
ATM and debit card income	558	426	1,645	1,233
Financial services group fees and commissions	491	678	1,559	2,059
Mortgage banking revenues	284	384	898	1,248
Income from corporate owned life insurance	14	15	466	52
Net gain on sale of securities	—	—	—	14
Net gain on sale of student loans held for sale	427	162	604	209
Net gain on sale of commercial-related loans held for sale	—	9,212	82	9,212
Net gain (loss) on sale of premises and equipment	(12)	(6)	2	(103)
Net gain (loss) on sale of other real estate and repossessed assets	(44)	(19)	63	(24)
Gain on sale of trust relationships	1,365	—	1,365	—
Other	842	821	1,873	1,942

Total noninterest income	$6,979	$14,749	$17,116	$24,447

Noninterest income for the third quarter and nine months ending September 30, 2006 was $7.0 million and $17.1 million, respectively, compared with noninterest income in the third quarter and nine months of 2005 of $14.7 million and $24.4 million, respectively.
Service charges on deposits are down slightly in 2006 compared with 2005 on both a quarter-to-date and year-to-date basis. The decline results from the decrease in deposit base, partially offset by a fee increase imposed effective July 1, 2006.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $0.6 million and $1.6 million for the quarter and nine months ended September 30, 2006, respectively, compared to $0.4 million and $1.2 million for the same periods in the prior year. ATM and debit card income has increased from the prior year as a result of an increase in ATM usage fees and more favorable terms associated with a new debit card service contract.
Financial services group fees and commissions declined $0.2 million in the third quarter of 2006 compared with the same quarter of last year, and declined $0.5 million for the first nine months of 2006 compared with the first nine months of 2005 as a result of lower volume primarily in the broker-dealer function. Included in financial services group fees and commissions are trust fees of $114,000 for the third quarter of 2006 and $327,000 for the first nine months of 2006. For the third quarter of 2005 trust fees were $105,000 and for the first nine months of 2005 were $345,000. The Company sold its trust relationships on September 29, 2006 and recorded a gain on sale of $1.4 million in the third quarter of 2006.
Mortgage banking revenues, which includes gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization and impairment (if any) of mortgage servicing rights, have declined in 2006. The residential mortgage volume has slowed as a result of the rising interest rate environment and the increasingly competitive marketplace for mortgage loans.
Included in noninterest income for the nine months ended September 30, 2006 was $0.4 million in income associated with the proceeds of corporate owned life insurance received in the second quarter of 2006.
During the third quarter of 2005, the Company began originating student loans with a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. Included in the net gain on sale of student loans held for sale for the third quarter and nine months ended September 30, 2006 was a $0.3 million premium received from the third-party as a result of achieved sales volumes. The Company’s agreement with the third party has been renegotiated with lower anticipated origination volumes. The expected result of these reduced origination volumes will be decreased gain on sale.

The variance in net gain (loss) on sale of premises and equipment, when comparing 2006 to 2005 on a year-to-date basis, relates primarily to $0.1 million in equipment disposal losses recorded during the second quarter of 2005.
Net gain (loss) on sale of other real estate and repossessed assets increased on a year-to-date basis in 2006 compared to 2005, primarily as a result of a $0.1 million gain realized on the sale of a commercial property during the first quarter of 2006.
Noninterest Expense
The following table presents the major categories of noninterest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Noninterest expense:
Salaries and employee benefits	$8,510	$8,808	$25,294	$26,881
Occupancy and equipment	2,293	2,252	7,083	6,754
Supplies and postage	442	530	1,452	1,663
Amortization of intangible assets	108	108	323	323
Computer and data processing	469	412	1,312	1,359
Professional fees	660	1,344	2,090	3,534
Other	2,111	2,858	6,895	8,808

Total noninterest expense	$14,593	$16,312	$44,449	$49,322

Noninterest expense for the third quarter of 2006 decreased $1.7 million, or 11% to $14.6 million from $16.3 million for the third quarter of 2005. For the first nine months of 2006, noninterest expense declined $4.9 million, or 10%, to $44.4 million compared with $49.3 million for the same period in 2005. These declines were principally related to operational efficiencies gained from the consolidation of the Company’s subsidiary banks at the end of 2005, the elimination of professional service fees related to last year’s asset quality and regulatory issues, and lower FDIC insurance costs.
For the third quarter of 2006, salaries and benefits declined $0.3 million from the third quarter of 2005. For the nine months ended September 30, 2006, salaries and benefits were $25.3 million compared to $26.9 million for the first nine months of 2005. These declines were principally from reduced staffing levels and lower payroll related taxes and benefit costs. The Company is focused on managing staff levels and filling positions vacated through attrition only when necessary. In addition, salaries and benefits included $0.3 million and $0.4 million of management stock compensation expense (excludes director stock compensation expense) for the third quarter and nine months ended September 30, 2006, respectively.
The Company has experienced a 2% and 5% increase in occupancy and equipment expenses on a quarter-to-date and year-to-date basis, respectively, when comparing 2006 to 2005. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by rising utility and maintenance costs.
Supplies and postage are down 17% and 13% on a quarter-to-date and year-to-date basis, respectively, when comparing 2006 to 2005. These declines result from efficiencies gained through the consolidation of the Company’s banking charters and ongoing efforts to reduce costs.
Computer and data processing costs reflect relatively minor fluctuations between 2006 and 2005 on both a quarter-to-date and year-to-date basis.
Professional fees have declined 51% and 41% for the three and nine-month periods ended September 30, 2006, respectively. The decline in professional fees is primarily associated with the resolution of asset quality and regulatory issues during 2005.
Other expenses have decreased 26% and 22% for the three and nine-month periods ended September 30, 2006, respectively. The decline in other expenses relates primarily to the lower FDIC insurance premiums in 2006 coupled with severance costs incurred in 2005 associated with the consolidation of the Company’s banking charters.
The efficiency ratio for the third quarter of 2006 was 67.21% compared with 70.24% for the third quarter of 2005, and 68.16% for the nine months ended September 30, 2006, compared to 69.47% for the same period a year ago.

The improved efficiency ratio is reflective of the lower levels of noninterest expense. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax equivalent) plus other noninterest income less gain on sale of securities, net gain on sale of commercial-related loans held for sale and gain on sale of trust relationships (all from continuing operations).
Income Tax Provision (Benefit) from Continuing Operations
The income tax provision (benefit) from continuing operations provides for Federal and New York State income taxes, which amounted to a provision of $2.3 million and $4.2 million for the third quarter of 2006 and 2005, respectively. The income tax provision (benefit) from continuing operations amounted to a provision of $5.3 million and a benefit of $2.3 million for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rates recorded for 2006 on a quarter-to-date and year-to-date basis were 30.6% and 27.1% of income from continuing operations, respectively, in comparison to the September 30, 2005 quarter-to-date and year-to-date effective tax rates of 31.9% and benefit of (454.7)%, respectively. For 2006, the increase in the quarter-to-date effective tax rate compared to the year-to-date effective tax rate results from inter-period tax considerations, namely the impact of the $1.4 million gain on sale of trust relationships recognized in the third quarter of 2006. The 2005 quarter-to-date effective tax rate results from intra-period tax allocation considerations, namely the tax consequences associated with the discontinued operation. The 2005 year-to-date effective tax rate is due to the impact of favorable permanent differences in a pre-tax loss situation, which increases the effective tax benefit rate.
Discontinued Operation
The Company sold its BGI subsidiary during 2005 in order to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income. For September 2005, income from discontinued operation for the three-month period totaled $11,000 compared with a loss from discontinued operation for the nine-month period of $2.5 million.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $0.7 million at September 30, 2006, all of which were residential real estate loans. Loans held for sale (not included in the table below) totaled $1.3 million as of December 31, 2005, comprised of nonaccruing commercial-related loans (including mortgages and agricultural loans) of $0.6 million and residential real estate loans of $0.7 million.
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio at the dates indicated:

	September 30,		December 31,
(Dollars in thousands)	2006		2005
Commercial	$107,594	11.5%	$116,444	11.7%
Commercial real estate	244,812	26.0	264,727	26.7
Agricultural	60,325	6.4	75,018	7.5
Residential real estate	272,028	28.9	274,487	27.7
Consumer and home equity	256,252	27.2	261,645	26.4

Total loans	941,011	100.0	992,321	100.0

Allowance for loan losses	(17,681)		(20,231)

Total loans, net	$923,330		$972,090

Total gross loans decreased $51.3 million to $941.0 million at September 30, 2006 from $992.3 million at December 31, 2005. Commercial loans and commercial real estate loans decreased $28.8 million to $352.4 million or 37.5% of the portfolio at September 30, 2006 from $381.2 million or 38.4% of the portfolio at December 31, 2005. Agricultural loans decreased $14.7 million, to $60.3 million at September 30, 2006 from $75.0 million at December 31, 2005. The decline in commercial-related loans can be primarily attributed to loan payments outpacing new commercial loan originations. The Company’s strategy is to rebuild a balanced quality loan portfolio, and loan originations have slowed due to more stringent underwriting requirements, firm pricing disciplines and a highly competitive marketplace for quality commercial loan credits.
Residential real estate loans decreased $2.5 million to $272.0 million at September 30, 2006 in comparison to December 31, 2005. The consumer and home equity line portfolio decreased $5.4 million to $256.3 million at September 30, 2006 in comparison to December 31, 2005. The Company’s consumer loan portfolio has remained relatively stable through the first nine months of 2006.
Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Nonaccruing loans (1)
Commercial	$2,638	$4,389
Commercial real estate	4,791	6,985
Agricultural	1,629	2,786
Residential real estate	3,337	3,096
Consumer and home equity	409	505

Total nonaccruing loans	12,804	17,761

Accruing loans 90 days or more delinquent	—	276

Total nonperforming loans	12,804	18,037

Other real estate owned (ORE)	1,551	1,099

Total nonperforming loans and other real estate owned	14,355	19,136

Nonaccruing commercial-related loans held for sale	—	577

Total nonperforming assets	$14,355	$19,713

Total nonperforming loans to total loans (2)	1.36%	1.82%

Total nonperforming loans and ORE to total loans and ORE (2)	1.52%	1.93%

Total nonperforming assets to total assets	0.74%	0.97%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
The Company experienced a $5.3 million decline in total nonperforming assets to $14.4 million at September 30, 2006 compared to $19.7 million at December 31, 2005. Total nonaccruing loans declined $5.0 million at September 30, 2006 compared to December 31, 2005. The Company has also experienced declines in accruing loans 90 days or more delinquent and nonaccruing commercial-related loans held for sale during the first nine months of 2006. Offsetting those declines was a $0.5 million increase in ORE to $1.6 million at September 30, 2006 compared to $1.1 million at December 31, 2005.
The following table details nonaccrual loan activity for the periods indicated:

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands)	Sept 30, 2006	Sept 30, 2006
Nonaccruing loans, beginning of period	$15,361	$17,761

Additions	2,377	10,849
Payments	(2,256)	(8,848)
Charge-offs	(739)	(2,613)
Returning to accruing status	(807)	(2,265)
Transferred to ORE or repossessed assets	(1,132)	(2,080)

Nonaccruing loans, end of period	$12,804	$12,804

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $16.7 million and $23.2 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2006 and December 31, 2005, respectively.
Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall adequacy of the allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at September 30, 2006.
Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The adequacy of the allowance for loan losses is subject to ongoing management review.
While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review a financial institution’s allowance for loan losses and such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$18,590	$21,080	$20,231	$39,186

Charge-offs:
Commercial	363	784	900	12,046
Commercial real estate	58	425	455	14,941
Agricultural	87	415	340	18,310
Residential real estate	14	36	198	79
Consumer and home equity	427	737	1,246	1,488

Total charge-offs	949	2,397	3,139	46,864
Recoveries:
Commercial	169	164	1,280	615
Commercial real estate	4	228	116	257
Agricultural	181	1	339	46
Residential real estate	1	4	3	12
Consumer and home equity	176	176	693	423

Total recoveries	531	573	2,431	1,353

Net charge-offs	418	1,824	708	45,511

(Credit) provision for loan losses	(491)	1,529	(1,842)	27,110

Balance at end of period	$17,681	$20,785	$17,681	$20,785

Ratio of net loan charge-offs to average loans (annualized)	0.18%	0.71%	0.10%	5.28%

Ratio of allowance for loan losses to total loans (1)	1.88%	2.05%	1.88%	2.05%

Ratio of allowance for loan losses to nonperforming loans (1)	138%	128%	138%	128%

(1)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.

Net loan charge-offs were $0.4 million and $0.7 million for the third quarter and year-to-date 2006, respectively compared to $1.8 million and $45.5 million for the same 2005 periods. The ratio of net loan charge-offs to average loans (annualized) was 0.18% and 0.10% for the third quarter and year-to-date 2006, respectively, compared to 0.71% and 5.28% for the same 2005 periods. The Company’s net charge-off experience for 2006 has improved significantly as a result of the Company’s efforts to improve asset quality. The high levels of net charge-offs in 2005 are a result of the commercial-related loan sale as the Company transferred $169.0 million in commercial-related loans to held for sale at an estimated fair value less costs to sell of $132.3 million, resulting in $36.7 million in commercial-related charge-offs during the second quarter of 2005. The ratio of the allowance for loan losses to nonperforming loans was 138% at September 30, 2006 compared to 112% at December 31, 2005 and 128% at September 30, 2005. The ratio of the allowance for loan losses to total loans was 1.88% at September 30, 2006 compared to 2.04% at December 31, 2005 and 2.05% at September 30, 2005.
Investing Activities
The Company’s total investment security portfolio totaled $779.7 million as of September 30, 2006 compared to $833.4 million as of December 31, 2005. The net unrealized losses on securities available for sale amounted to $11.9 million and $10.3 million as of September 30, 2006 and December 31, 2005, respectively. The unrealized losses present do not reflect deterioration in the credit-worthiness of the issuers of these securities and result primarily from fluctuations in market interest rates. The Company has the ability and intends to hold these securities until their fair value recovers to their amortized cost; therefore, management has determined that the securities that were in an unrealized loss position at September 30, 2006 and December 31, 2005 represent only temporary declines in fair value. Further detail regarding the Company’s investment portfolio follows.
U.S. Government-Sponsored Enterprise (“GSE”) Securities
The GSE securities portfolio, all of which is classified as available for sale, is comprised of debt obligations issued directly by the GSEs and totaled $241.2 million at September 30, 2006. The portfolio consisted of approximately $129.6 million, or 54%, callable securities at September 30, 2006. At September 30, 2006 this category of securities also includes $98.9 million of structured notes, the majority of which are step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At September 30, 2006, the structured notes had a current average coupon of 4.13% that adjust on average to 6.56% within five years. At December 31, 2005, the available for sale GSE securities portfolio totaled $251.9 million.
State and Municipal Obligations
At September 30, 2006, the portfolio of state and municipal obligations totaled $241.6 million, of which $199.7 million was classified as available for sale. At that date, $41.9 million was classified as held to maturity, with a fair value of $41.9 million. At December 31, 2005, the portfolio of state and municipal obligations totaled $262.9 million, of which $220.3 million was classified as available for sale. At that date, $42.6 million was classified as held to maturity, with a fair value of $42.9 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”)
MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $295.8 million and $317.6 million at September 30, 2006 and December 31, 2005, respectively. The portfolio was comprised of $201.4 million of MBS, $89.8 million of CMO and $4.6 million of other ABS securities at September 30, 2006. The MBSs were predominantly issued by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 91% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consists of fixed and variable rate government issues and fixed rate privately issued AAA rated securities. The ABS securities are primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2005, the portfolio consisted of $234.3 million of MBS, $77.4 million of CMO and $5.9 million of other ABS securities.
Corporate Bonds
The Company held no corporate bonds at September 30, 2006 or December 31, 2005. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $1.1 million and $1.0 million at September 30, 2006 and December 31, 2005, respectively.
Funding Activities
Deposits
The Bank offers a broad array of deposit products including checking accounts, interest-bearing transaction accounts, savings and money market accounts and certificates of deposit. At September 30, 2006, total deposits were $1.640 billion in comparison to $1.717 billion at December 31, 2005. The decline was primarily due to lower nonpublic deposits attributed to the timing of rate campaigns, the loss of deposits associated with the effects of the 2005 commercial-related loan sale, and fewer certificates of deposits, including brokered certificates, as the Company actively managed to lower the level of these higher cost deposits. Public deposits increased to $380.9 million at September 30, 2006 from $351.3 million at December 31, 2005. The increase is primarily attributed to an expected seasonal pattern associated with this category of deposits.
The Company considers all deposits core except certificates of deposit over $100,000. Core deposits amounted to $1.442 billion or 87.9% of total deposits at September 30, 2006 compared to $1.517 billion or 88.4% of total deposits at December 31, 2005. The core deposit base consists almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $197.9 million and $199.8 million as of September 30, 2006 and December 31, 2005, respectively. The Company also utilizes brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $24.5 million and $31.5 million at September 30, 2006 and December 31, 2005, respectively. The decline in brokered certificates of deposit results from the Company actively managing to lower the level of these higher cost funds.
Non-Deposit Sources of Funds
The Company’s most significant source of non-deposit funds are FHLB advances, which amounted to $42.3 million and $53.4 million as of September 30, 2006 and December 31, 2005, respectively. The FHLB borrowings mature on various dates through 2014. The Company had approximately $30.8 million and $35.5 million of immediate credit capacity with FHLB at September 30, 2006 and December 31, 2005, respectively. The FHLB credit capacity is collateralized by GSE securities. The Company also had $102.5 million and $75.0 million of credit available under unsecured lines of credit with various banks at September 30, 2006 and December 31, 2005, respectively. There were no advances outstanding on these lines of credit at September 30, 2006 and December 31, 2005. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $27.5 million and $20.1 million as of September 30, 2006 and December 31, 2005, respectively.
The Company also has a credit agreement with another commercial bank and has pledged the stock of FSB as collateral for the credit facility. The credit agreement includes a $25.0 million term loan facility. The interest rate and maturity of the term loan facility were modified during 2005. The amended and restated term loan required monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00%, which amounted to 7.5% at September 30, 2006. During October 2006, FII repaid the $25.0 million term loan. The debt was scheduled for repayment in equal annual installments of $6.25 million beginning in December 2007. The $5.0 million revolving loan was also modified during 2005 to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April 2007. There were no advances outstanding on the revolving loan at September 30, 2006.
During 2001, FISI Statutory Trust I (the “Trust”) was established and issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company (“capital securities”) in the aggregate amount of $16.2 million at a fixed rate of 10.2%. As of September 30, 2006, all of the capital securities qualified as Tier I capital under regulatory definitions. Effective December 31, 2003, the provisions of FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Company’s wholly-owned Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the subsidiary trust recorded in other assets in the Company’s consolidated statements of financial condition.
Equity Activities
Total shareholders’ equity amounted to $182.0 million at September 30, 2006, an increase of $10.2 million from $171.8 million at December 31, 2005. The increase in shareholders’ equity during the nine months ended September 30, 2006 primarily results from the $14.4 million of net income and $0.7 million in additional paid in capital associated with the amortization of unvested stock-based compensation, offset by $3.9 million in dividends declared and $1.0 million in unrealized loss on securities available for sale.
During October 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions in amounts and at times and prices as determined by the Company.
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
Liquidity at the Bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits, wholesale funds and cash flows from operations. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the Federal Reserve Bank.
The primary sources of liquidity for the parent company are dividends from the Bank, lines of credit (including the credit agreement with another commercial bank discussed in the “Funding Activities” section of this MD&A), and access to capital markets. Payments of dividends by FSB to FII are limited or restricted in certain circumstances under banking regulations. During September 2006, FII requested approval from the NYS Banking Department to pay a one time $25.0 million cash dividend from FSB to FII. Regulatory approval was necessary as the requested dividend amount exceeded the amount allowable under regulatory restrictions. During October 2006, FSB received regulatory approval and paid the $25.0 million dividend to FII. FSB will be required to obtain approval from the NYS Banking Department for any future dividend that exceeds the sum of the current year’s net income plus the retained profits for the preceding two years. FII used the dividend proceeds to repay a $25.0 million term loan with another commercial bank during October 2006.
The Company’s cash and cash equivalents were $133.1 million at September 30, 2006, an increase of $41.2 million from $91.9 million at December 31, 2005. The Company began investing in commercial paper due in less than 90 days during 2006 and has classified the short-term investment as the equivalent of cash when applicable. No such commercial paper was held as of September 30, 2006. The Company’s net cash provided by operating activities totaled $23.5 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash provided by investing activities totaled $102.7 million, which included net proceeds of $51.6 million from the decline in securities and $48.5 million of loan payments in excess of loan originations. Net cash used in financing activities of $85.0 million was primarily attributed to the $77.6 million decrease in deposits. The Company’s cash and cash equivalents were $112.4 million at September 30, 2005, an increase of $66.3 million from $46.1 million at December 31, 2004.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. The guidelines require a minimum total risk-based capital ratio of 8.0%. The leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%.

The Company’s Tier 1 leverage ratio was 8.87% at September 30, 2006 an increase of 127 basis points from 7.60% at December 31, 2005. Total Tier 1 capital of $166.2 million at September 30, 2006 was up from $155.3 million at December 31, 2005. Adjusted quarterly average assets of $1.873 billion for the third quarter of 2006 were down in comparison to $2.043 billion in the fourth quarter of 2005.
The Company’s Tier 1 risk-based capital ratio was 15.33% at September 30, 2006, up from 13.75% at December 31, 2005. The Company’s total risk-weighted capital ratio was 16.58% at September 30, 2006 compared to 15.01% at December 31, 2005. Total risk-based capital at September 30, 2006 was $179.8 million, an increase of $10.3 million from December 31, 2005. Net risk-weighted assets at September 30, 2006 were $1.084 billion, down $45.0 million compared to $1.129 billion at December 31, 2005.
The following is a summary of the risk-based capital ratios for the Company and FSB:

	September 30,	December 31,
	2006	2005
Tier 1 leverage ratio
Company	8.87%	7.60%
FSB	9.28%	8.20%

Tier 1 risk-based capital ratio
Company	15.33%	13.75%
FSB	16.05%	14.87%

Total risk-based capital ratio
Company	16.58%	15.01%
FSB	17.31%	16.13%
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

As of September 30, 2006 the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in the Company’s periodic SEC reports is made known to them in a timely fashion.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 15, 2006, as filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
The Company has experienced no significant changes in its risk factors other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, dated March 15, 2006, as filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2006:

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

07/01/06 – 07/31/06	—	$—	—	—
08/01/06 – 08/31/06	*1,000	14.81	—	—
09/01/06 – 09/30/06	—	—	—	—

Total	1,000	$14.81	—	—

*	Shares were purchased in a private transaction pursuant to an agreement that priced the shares at the Company’s book value at December 31, 2004.
In October 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions in amounts and at times and prices as determined by the Company.

Item 6. Exhibits

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to FII’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865, the “S-1 Registration Statement”)

3.3	Amended and Restated Bylaws dated February 18, 2004	Filed as Exhibit 3.3 to the Form 10-K for the year ended December 31, 2003 dated March 12, 2004

10.1	1999 Management Stock Incentive Plan	Filed as Exhibit 10.1 to the S-1 Registration Statement

10.2	1999 Directors Stock Incentive Plan	Filed as Exhibit 10.2 to the S-1 Registration Statement

10.3	Agreement with investment banker dated March 14, 2005	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.4	Stock Ownership Requirements (effective January 1, 2005)	Filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.5	Senior Management Incentive Compensation Plan (effective January 1, 2005)	Filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.6	Separation Agreement and Release for Randolph C. Brown dated March 15, 2005	Filed as Exhibit 10.6 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.7	Employment Agreement for Randolph C. Brown dated June 2001	Filed as Exhibit 10.7 to the Form 10-K for the year ended December 31, 2004 dated March 16, 2005

10.8	Separation Agreement and Release for Jon J. Cooper dated March 25, 2005	Filed as Exhibit 10.1 to the Form 8-K dated March 31, 2005

10.9	Executive Agreement with Peter G. Humphrey	Filed as Exhibit 10.1 to the Form 8-K dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Filed as Exhibit 10.2 to the Form 8-K dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Filed as Exhibit 10.3 to the Form 8-K dated June 30, 2005

10.12	Executive Agreement with Thomas D. Grover	Filed as Exhibit 10.4 to the Form 8-K dated June 30, 2005

10.13	Executive Agreement with Martin K. Birmingham	Filed as Exhibit 10.4 to the Form 8-K dated June 30, 2005

10.14	Agreement with Peter G. Humphrey	Filed as Exhibit 10.6 to the Form 8-K dated June 30, 2005

10.15	Executive Agreement with John J. Witkowski	Filed as Exhibit 10.7 to the Form 8-K dated September 14, 2005

10.16	Agreement with investment banker dated May 16, 2005	Filed as Exhibit 10.15 to the Form 10-Q for the quarterly period ended June 30, 2005 dated August 9, 2005

10.17	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Filed as Exhibit 1.1 to the Form 10-K for the year ended December 31, 2003 dated March 12, 2004

10.18	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Filed as Exhibit 10.17 to the Form 10-Q for the quarterly period ended September 30, 2005 dated November 4, 2005

10.19	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Filed as Exhibit 10.18 to the Form 10-Q for the quarterly period ended September 30, 2005 dated November 4, 2005

10.20	Executive Agreement with George D. Hagi	Filed as Exhibit 10.7 to the Form 8-K dated February 2, 2006

10.21	Trust Company Agreement and Plan of Merger between The Canandaigua National Bank and Trust Company and Five Star Bank	Filed as Exhibit 10.1 to the Form 8-K dated April 3, 2006

10.22	Amended Stock Ownership Requirements, dated December 14, 2005	Filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2005 dated March 15, 2006

10.23	2006 Annual Incentive Plan, dated March 13, 2006	Filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2005 dated March 15, 2006

10.24	Executive Enhanced Incentive Plan, dated January 25, 2006	Filed as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2005 dated March 15, 2006

Exhibit No.	Description	Location

10.25	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Filed as Exhibit 10.1 to the Form 8-K dated July 28, 2006

11.1	Statement of Computation of Per Share Earnings	Data required by SFAS No. 128, Earnings per Share, is provided in note 3 to the unaudited consolidated financial statements in this report.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.
Date		Signatures

November 8, 2006	By:	/s/ Peter G. Humphrey
Peter G. Humphrey
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2006	By:	/s/ Ronald A. Miller
Ronald A. Miller
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)