Form 10-K
period 2006-12-31
FINANCIAL INSTITUTIONS INC
filed 2007-03-13
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26481
FINANCIAL INSTITUTIONS, INC.
(Exact name of registrant as specified in its charter)

New York	16-0816610
(State of incorporation)	(I.R.S. Employer Identification Number)

220 Liberty Street, Warsaw, NY	14569
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
585-786-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
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
YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
The aggregate market value of common stock held by non-affiliates of the registrant, as computed by reference to the June 30, 2006 closing price reported by NASDAQ, was $221,734,895.
As of March 2, 2007 there were issued and outstanding, exclusive of treasury shares, 11,336,730 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FINANCIAL INSTITUTIONS, INC.
2006 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
Forward Looking Statements
This Annual Report on Form 10-K, especially in Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions are intended to identify “forward-looking statements” and may include:
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
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, FII’s Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged three of its bank subsidiaries, Wyoming County Bank (100% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”) and Bath National Bank (100% owned) (“BNB”) into its New York State-chartered bank subsidiary, First Tier Bank & Trust (100% owned) (“FTB”), which was then renamed Five Star Bank (“FSB” or the “Bank”). The merger was accounted for at historical cost as a combination of entities under common control.
FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed expansion of business operations to include financial services subsidiaries, namely, Five Star Investment Services, Inc. (100% owned) (“FSIS”) (formerly known as The FI Group, Inc. (“FIGI”)) and the Burke Group, Inc. (formerly 100% owned) (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FSIS is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI, an employee benefits and compensation consulting firm, was acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income. Since the sale of BGI occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at December 31, 2006 or 2005. BGI’s cash flows are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of cash flow.
During 2003, FII terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
In February 2001, the Company formed FISI Statutory Trust I (100% owned) (the “Trust”) and capitalized the entity with a $502,000 investment in the Trust’s common securities. The Trust was formed to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Trust is not included in the Company’s consolidation; instead the $16.7 million in junior subordinated debentures are recorded as a liability and a $502,000 investment in the trust recorded in other assets in the Company’s consolidated statements of financial condition.
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
Executive Officers and Other Significant Employees of the Registrant
The following table sets forth current information regarding executive officers and other significant employees (ages are as of December 31, 2006).

Name	Age	Starting In	Positions/Offices
Peter G. Humphrey	52	1983	President and Chief Executive Officer.

James T. Rudgers	57	2004	Executive Vice President and Chief of Community Banking. From 2002 – 2004 was Executive Vice President of Retail Banking at Hudson United Bank Corporation. From 1997 – 2002 was Senior Vice President and Principal of Manchester Humphreys, Inc.

Ronald A. Miller	58	1996	Executive Vice President, Chief Financial Officer and Corporate Secretary.

George D. Hagi	54	2006	Executive Vice President and Chief Risk Officer. From 1997 – 2005 was Senior Vice President and Director of Risk Management at First National Bankshares of Florida and FNB Corp.

John J. Witkowski	45	2005	Senior Vice President and Regional President/Retail Banking Executive. From 1993 – 2005 was Senior Vice President and Director of Sales for Business Banking/Client Development Group at Bank of America.

Martin K. Birmingham	41	2005	Senior Vice President and Regional President/Commercial Market Executive. From 1989 – 2005 was Senior Team Leader and Regional President of the Rochester Market at Bank of America.

Kevin B. Klotzbach	53	2001	Senior Vice President and Treasurer. From 1999 – 2001 was Chief Investment Officer at Greater Buffalo Savings Bank.

Bruce H. Nagle	58	2006	Senior Vice President and Director of Human Resources. From 2000 – 2006 was Vice President of Human Resources at University of Pittsburgh Medical Center.

Richard J. Harrison	62	2003	Senior Vice President and Senior Retail Lending Administrator. From 2000 – 2003 was Executive Vice President and Chief Credit Officer at Savings Bank of the Fingerlakes.
Market Area and Competition
The Company provides a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of 50 branches and 70 ATMs in fifteen contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Schuyler, Seneca, Steuben, Wyoming and Yates Counties.
The Company’s market area is geographically and economically diversified in that it serves both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York State outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates increasing its presence in the markets around these two cities.

The Company faces significant competition in both making loans and attracting deposits, as Western and Central New York have a high density of financial institutions. The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.
Employees
The Company had approximately 640 full-time equivalent employees (“FTEs”) at December 31, 2006.
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
Lending Philosophy and Objectives. The Bank has thoroughly evaluated and updated its lending policy in recent years. The revisions to the loan policy include a renewed focus on lending philosophy and credit objectives.
The key elements of the Bank’s lending philosophy include the following:
•	To ensure consistent underwriting, all employees must share a common view of the risks inherent in lending activities as well as the standards to be applied in underwriting and managing credit risk;

•	Pricing of credit products should be risk-based;

•	The loan portfolio must be diversified to limit the potential impact of negative events; and

•	Careful, timely exposure monitoring through dynamic use of our risk rating system, is required to provide early warning and assure proactive management of potential problems.
The Bank’s credit objectives are as follows:
•	Compete effectively and service the legitimate credit needs of our target market;

•	Enhance our reputation for superior quality and timely delivery of products and services;

•	Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;

•	Focus on government guaranteed lending and establish a specialization in this area to meet the needs of the small businesses in our communities; and

•	Comply with the relevant laws and regulations.

Loan Approval Process. The Bank’s loan policy establishes standardized underwriting guidelines, as well as the loan approval process and the appropriate committee structures necessary to facilitate and insure the highest possible loan quality decision-making in a timely and businesslike manner. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also sets limits on individual loan officer lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee level.
Loan Review Program. The Bank’s policy includes loan reviews, under the supervision of the Audit Committee of the Board of Directors and directed by the Chief Risk Officer, to review the Bank’s credit function in order to render an independent and objective evaluation of the Bank’s asset quality and credit administration process.
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
Through the loan approval process, loan administration and loan review program, management continuously monitors the credit risk profile of the Bank and assesses the overall quality of the loan portfolio and adequacy of the allowance for loan losses.
Delinquencies and Nonperforming Assets. The Bank has several procedures in place to assist in maintaining the overall quality of its loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends. Loans are generally placed on nonaccruing status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral further supports the carrying value of the loan.
Allowance for Loan Losses. The allowance for loan losses is established through charges or credits to earnings in the form of a provision (credit) for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on the following factors:
•	Specific allocations for individually analyzed credits;

•	Risk assessment process;

•	Historical charge-off experience;

•	Evaluation of the loan portfolio with loan reviews;

•	Levels and trends in delinquent and nonaccruing loans;

•	Trends in volume and terms;

•	Collateral values;

•	Effects of changes in lending policy;

•	Experience, ability and depth of management;

•	National and local economic trends and conditions; and

•	Concentrations of credit.
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
Commercial. The Bank originates commercial loans in its primary market areas and underwrites them based on the borrower’s ability to service the loan from operating income. The Bank offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. At December 31, 2006, $29.3 million, or 27.7%, of the aggregate commercial loan portfolio were at fixed rates while $76.5 million, or 72.3%, were at variable rates. The Bank utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Commercial Real Estate. In addition to commercial loans secured by real estate, the Bank makes commercial real estate loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition. At December 31, 2006, $40.4 million, or 16.6%, of the aggregate commercial real estate loan portfolio were at fixed rates while $203.6 million, or 83.4%, were at variable rates.
Agricultural. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. At December 31, 2006, $14.1 million, or 24.9%, of the agricultural loan portfolio were at fixed rates while $42.7 million, or 75.1%, were at variable rates. The Bank utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Residential Real Estate. The Bank originates fixed and variable rate one-to-four family residential mortgages and closed-end home equity loans collateralized by owner-occupied properties located in its market areas. The Bank offers a variety of real estate loan products, which are generally amortized for periods up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Bank sells certain one-to-four family residential mortgages on the secondary mortgage market and typically retains the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation (“FHLMC”) as part of its standard loan policy. At December 31, 2006, the residential mortgage servicing portfolio totaled $355.2 million, the majority of which have been sold to FHLMC. At December 31, 2006, $225.3 million, or 83.9%, of residential real estate loans retained in portfolio were at fixed rates while $43.1 million, or 16.1%, were at variable rates.
Consumer and Home Equity Lines. The Bank originates direct and indirect automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. At December 31, 2006, $153.0 million, or 60.8%, of consumer and home equity loans were at fixed rates while $98.5 million, or 39.2%, were at variable rates.
Government Guarantee Programs. The Bank participates in government loan guarantee programs offered by the Small Business Administration (or “SBA”), United States Department of Agriculture (or “USDA”), Rural Economic and Community Development (or “RECD”) and Farm Service Agency (or “FSA”), among others. At December 31, 2006, the Bank had loans with an aggregate principal balance of $38.7 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Bank is able to broaden its base of borrowers while minimizing credit risk.

Investing Activities
General. The Bank’s investment securities policy is contained within its overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Bank’s Treasurer, guided by the ALCO Committee, is responsible for investment portfolio decisions within the established policies.
The Bank’s investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate and credit risks and maximizing portfolio yield. The Company’s policy generally limits security purchases to the following:
•	U.S. treasury securities;

•	U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”));

•	U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g. the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”));

•	Mortgage-backed pass-through securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”) issued by GNMA, FNMA, FHLMC and the Small Business Associations (“SBA”) and other privately issued investment grade quality securities;

•	Investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation bonds;

•	Certain creditworthy un-rated securities issued by municipalities;

•	Investment grade corporate debt, certificates of deposit and qualified preferred stock.

•	Investments in corporate bonds are limited to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investor Services, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Funding Activities
General. Deposits and borrowed funds are the primary sources of the Company’s funds for use in lending, investing and for other general purposes. In addition, repayments on loans and securities, proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds.
Deposits. The Bank offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of noninterest-bearing demand, interest-bearing demand, savings, money market, club accounts and certificates of deposit. The Bank also offers certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts (“IRAs”) and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately sized commercial businesses, as well as a low-cost checking account service for low-income customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. On a secondary basis, the Company utilizes certificate of deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source.
Borrowed Funds. Borrowings consist mainly of advances entered into with the Federal Home Loan Bank (“FHLB”), federal funds purchased and securities sold under repurchase agreements. The Company formerly had a term debt agreement with another commercial bank that was prepaid during 2006.

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
The following description summarizes some of the laws to which the Company is subject. References to applicable statutes and regulations are brief summaries and do not claim to be complete. They are qualified in their entirety by reference to such statutes and regulations. Management believes the Company is in compliance in all material respects with these laws and regulations. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.
The Company
FII is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the FRB. During 2003, FII terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect any non-financial subsidiaries or activities being conducted by FII, although future acquisitions or expansions of non-financial activities may require prior FRB approval and will be limited to those that are permissible for bank holding companies. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates. In 2002, the FRB adopted Regulation W, a comprehensive synthesis of prior opinions and interpretations under Sections 23A and 23B of the Federal Reserve Act. Regulation W contains an extensive discussion of tying arrangements, which could impact the way banks and bank holding companies transact business with affiliates.
Capital Adequacy Requirements. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2006, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 15.85% and the ratio of total capital to total risk-weighted assets was 17.10%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 16 of the notes to consolidated financial statements.
In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by quarterly average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2006, the Company’s leverage ratio was 8.91%.
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
The Bank
Five Star Bank (“FSB“or the “Bank”) is a New York State-chartered bank and a member of the Federal Reserve System. The FDIC, through the Bank Insurance Fund, insures deposits of the Bank. The supervision and regulation of FSB subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the FRB and the New York State Banking Department. Because the FRB regulates the holding company parent, the FRB also has supervisory authority that directly affects FSB.
Restrictions on Transactions with Affiliates and Insiders. Transactions between the holding company and its subsidiaries, including the Bank, are subject to Section 23A of the Federal Reserve Act, and to the requirements of Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of FII or its subsidiaries.
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
Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank provide a substantial part of FII’s operating funds and, for the foreseeable future, it is anticipated that dividends paid by the Bank will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the subsidiaries. Under federal law, the subsidiaries cannot pay a dividend if, after paying the dividend, a particular subsidiary will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.
During September 2006, FII requested approval from the NYS Banking Department to pay a $25.0 million cash dividend from FSB to FII. Regulatory approval was necessary as the requested dividend amount exceeded the amount allowable under regulations. During October 2006, FSB received regulatory approval and paid the $25.0 million dividend to FII. FSB will be required to obtain approval from the NYS Banking Department for any future dividend that exceeds the sum of the current year’s net income plus the retained profits for the preceding two years.
Because FII is a legal entity separate and distinct from its subsidiaries, FII’s right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as FII) or any shareholder or creditor thereof.
Examinations. The New York State Banking Department, the FRB and the FDIC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.
Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and if total assets exceed $1.0 billion, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3.0 billion must include members with experience in banking or financial management must have access to outside counsel and must not include representatives of large customers.
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.
The FDIC’s risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2006, the ratio of Tier 1 capital to total risk-weighted assets for the Bank was 14.35% and the ratio of total capital to total risk-weighted assets was 15.61%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 16 of the notes to consolidated financial statements.
The FDIC’s leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2006, the ratio of Tier 1 capital to quarterly average total assets (leverage ratio) was 8.06% for FSB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 16 of the notes to consolidated financial statements.
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
Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection that was impacted by legislation enacted during 2006. The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendment Act of 2005 were signed into law in 2006 (collectively the “Reform Act”) providing the following changes:
•	Merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new fund, the Deposit Insurance Fund (“DIF”).

•	Increased the coverage limit for retirement accounts to $250,000.

•	Indexed the coverage limit for deposit insurance for inflation.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC may set the Designated Reserve Ratio (“DRR”).

•	Eliminating the restrictions on premium rates based on the DRR and granting the FDIC the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit to recognize institutions’ past contributions to the fund.
The Deposit Insurance Fund Act of 1996 contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund and to assuring the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this law, banks insured under the Bank Insurance Fund are required to pay a portion of the interest due on bonds that were issued by FICO in 1987 to help shore up the ailing Federal Savings and Loan Insurance Corporation. The FDIC bills and collects this assessment on behalf of FICO.
Prior to the Company’s restructuring in December 2005, the Company’s former bank subsidiaries NBG and BNB were operating under formal agreements with the Office of the Comptroller of the Currency (“OCC”), which resulted in a higher FDIC risk classification and the Company experienced an increase in FDIC insurance premiums in 2005. As a result of the merger of the Company’s subsidiary banks and the lower risk classification for FSB, the FDIC insurance premiums decreased in 2006. As a result of the Reform Act previously described, the Company has a $1.3 million assessment credit available to offset future FDIC premium assessments, but not the FICO assessment. Therefore, the Company expects the Reform Act to have minimal impact on its 2007 consolidated results of operations.
Federal Home Loan Bank System. FSB is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As members of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. Under the “membership” component, a certain minimum investment in capital stock is required to be maintained as long as the institution remains a member of the FHLB. Under the “activity-based” component, members are required to purchase capital stock in proportion to the volume of certain transactions with the FLHB. As of December 31, 2006, FSB complied with these requirements.
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
Changing Regulatory Structure
Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a “financial holding company” by demonstrating that each of its subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the CRA. On May 12, 2000, FII received approval from the Federal Reserve Bank of New York to become a financial holding company resulting in the eventual formation of Five Star Investment Services, Inc. (“FSIS”) (formerly known as The FI Group, Inc. (“FIGI”)). During 2003, FII terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior FRB approval and will be limited to those that are permissible for bank holding companies. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.
The major provisions of Gramm-Leach are:
Financial Holding Companies and Financial Activities. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, if its subsidiary depository institutions are “well-managed”, “well-capitalized” and have received at least a “satisfactory” rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.
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

Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations was April 1, 2001. Neither FII nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.
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
Fair Credit Reporting Act and Fair and Accurate Transactions Act
In 1970, the U. S. Congress enacted the Fair Credit Reporting Act (the “FCRA”) in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provisions of the FCRA were to terminate as of December 31, 2003. With the enactment of the Fair and Accurate Transactions Act (the “FACT Act”) in late 2003, the preemption provisions of FCRA were extended, although the FACT Act imposes additional requirements on entities that gather and share consumer credit information. The FACT Act required the FRB and the Federal Trade Commission (“FTC”) to issue final regulations within nine months of the effective date of the Act. A series of regulations and announcements have been promulgated, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, the FTC’s final summaries and the final rule on prescreen notices.

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
Expanding Enforcement Authority and Enforcement Matters
The FRB, the New York State Superintendent of Banks and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.
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
Interest Rate Risk. The banking industry’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Bank is subject to interest rate risk to the degree that interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Changes in the Value of Goodwill and Other Intangible Assets. Under accounting standards, the Company is not required to amortize goodwill but rather must evaluate goodwill for impairment at least annually. If deemed impaired at any point in the future, an impairment charge representing all or a portion of goodwill will be recorded to current earnings in the period in which the impairment occurred. The capitalized value of other intangible assets is amortized to earnings over their estimated lives. Other intangible assets are also subject to periodic impairment reviews. If these assets are deemed impaired at any point in the future, an impairment charge will be recorded to current earnings in the period in which the impairment occurred. See also Note 7 of the notes to consolidated financial statements.
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

Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Moreover, the Company’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Dependence on Key Personnel. The Company’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Company for many years. The loss or unavailability of any of its key personnel, including Erland E. Kailbourne, Chairman of the Board of Directors, Peter G. Humphrey, President and Chief Executive Officer, James T. Rudgers, Executive Vice President and Chief of Community Banking, Ronald A. Miller, Executive Vice President and Chief Financial Officer, George D. Hagi, Executive Vice President and Chief Risk Officer, John J. Witkowski, Senior Vice President and Regional President/Retail Banking Executive, Martin K. Birmingham, Senior Vice President and Regional President/Commercial Market Executive, Kevin B. Klotzbach, Senior Vice President and Treasurer, Bruce H. Nagle, Senior Vice President and Director of Human Resources and Richard J. Harrison, Senior Vice President and Senior Retail Lending Administrator, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

	TYPE OF	LEASED OR	EXPIRATION
LOCATION	FACILITY	OWNED	OF LEASE
Allegany	Branch	Owned	—
Amherst	Branch	Leased	February 2020
Attica	Branch	Owned	—
Auburn	Branch	Owned	—
Avoca	Branch	Owned	—
Batavia	Branch	Leased	December 2016
Batavia (In-Store)	Branch	Leased	July 2009
Bath	Branch	Owned	—
Bath	Drive-up Branch	Owned	—
Caledonia	Branch	Leased	January 2007
Canandaigua	Branch	Owned	—
Cuba	Branch	Owned	—
Dansville	Branch	Leased	March 2014
Dundee	Branch	Owned	—
East Aurora	Branch	Leased	January 2013
East Rochester	Branch	Leased	September 2009
Ellicottville	Branch	Owned	—
Elmira	Branch	Owned	—
Elmira Heights	Branch	Leased	August 2009
Erwin	Branch	Leased	July 2007
Geneseo	Branch	Owned	—
Geneva	Branch	Owned	—
Geneva	Drive-up Branch	Owned	—
Geneva (Plaza)	Branch	Ground Leased	January 2016
Hammondsport	Branch	Owned	—
Honeoye Falls	Branch	Leased	September 2017
Hornell	Branch	Owned	—
Horseheads	Branch	Leased	October 2012
Lakeville	Branch	Owned	—
Lakewood	Branch	Owned	—
Leroy	Branch	Owned	—
Mount Morris	Branch	Owned	—
Naples	Branch	Owned	—
North Chili	Branch	Owned	—
North Java	Branch	Owned	—
North Warsaw	Branch	Owned	—
Olean	Branch	Owned	—
Olean	Drive-up Branch	Owned	—
Orchard Park	Branch	Ground Leased	January 2019
Ovid	Branch	Owned	—
Pavilion	Branch	Owned	—
Penn Yan	Branch	Owned	—
Salamanca	Branch	Owned	—
Strykersville	Branch	Owned	—
Victor	Branch	Owned	—
Warsaw (220 Liberty Street)	Headquarters	Owned	—
Warsaw (31 North Main Street)	Administrative Offices	Owned	—
Warsaw (55 North Main Street)	Main Office	Owned	—
Waterloo	Branch	Owned	—
Wayland	Branch	Owned	—
Williamsville	Branch	Leased	August 2007
Wyoming	Branch	Leased	June 2007
Yorkshire	Branch	Ground Leased	November 2007

Item 3. Legal Proceedings
From time to time the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
The common stock of FII is traded on the NASDAQ Global Select Market under the symbol of “FISI”. The following chart lists prices per share of actual sales transactions as reported by NASDAQ, as well as the cash dividends declared.

				Cash
				Dividends
	Sales Price Per Share			Per Share
	High	Low	Close	Declared

2006
First Quarter	$21.17	$18.16	$18.89	$0.08
Second Quarter	20.86	17.43	20.86	0.08
Third Quarter	25.38	19.15	23.36	0.09
Fourth Quarter	24.25	22.07	23.05	0.09

2005
First Quarter	$24.93	$18.93	$19.81	$0.16
Second Quarter	20.21	17.05	18.02	0.08
Third Quarter	20.76	15.86	18.41	0.08
Fourth Quarter	21.98	15.52	19.62	0.08
FII pays regular quarterly cash dividends on its common stock, and its Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict both FII’s and the Bank’s ability to pay dividends. For further discussion on dividend restrictions, refer to the Part I, Item 1 sections titled “Supervision and Regulation”, “The Company” and “The Bank”, as these restrictions may have the effect of reducing the amount of dividends that FII can declare to its shareholders.

Shareholders
At March 2, 2007, the Company had approximately 1,950 common shareholders and 11,336,730 shares of common stock outstanding (exclusive of treasury shares).
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
The table below sets forth the information with respect to purchases made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of FII common stock during the three months ended December 31, 2006:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)

10/01/06 – 10/31/06	—	$—	—	$5,000,000
11/01/06 – 11/30/06	4,351	22.48	4,351	4,902,000
12/01/06 – 12/31/06	1,000 (2)	14.81	—	4,902,000

Total	5,351	$21.05	4,351	$4,902,000

(1)	On October 25, 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions in amounts and at times and prices as determined by the Company.

(2)	Shares were purchased in a private transaction pursuant to an agreement that priced the shares at the Company’s book value at the previous year-end.

Performance Graph
The Stock Performance Graph compares the cumulative total return on FII’s common stock against the cumulative total return of the NASDAQ Composite of U.S. Stocks and the SNL Financial LC (“SNL”) $1 Billion — $5 Billion Bank Index, for the period of December 31, 2001 through December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in our common stock and the comparison groups and reinvestment of all cash dividends prior to any tax effect.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Financial Institutions, Inc.	100.00	127.95	126.40	107.04	92.23	110.10
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600

© 2007	www.snl.com

Item 6. Selected Financial Data

	At December 31:
(Dollars in thousands)	2006	2005	2004	2003	2002

Selected Financial Condition Data

Total assets	$1,907,552	$2,022,392	$2,156,329	$2,173,732	$2,105,034
Loans	926,482	992,321	1,252,405	1,340,436	1,314,921
Allowance for loan losses	17,048	20,231	39,186	29,064	21,660
Securities available for sale	735,148	790,855	727,198	604,964	596,862
Securities held to maturity	40,388	42,593	39,317	47,131	47,125
Total liabilities	1,725,164	1,850,635	1,972,042	1,990,629	1,926,740
Deposits	1,617,695	1,717,261	1,818,949	1,818,889	1,708,518
Borrowed funds (1)	87,199	115,199	132,614	154,223	195,441
Total shareholders’ equity	182,388	171,757	184,287	183,103	178,294

	For the years ended December 31:
(Dollars in thousands)	2006	2005	2004	2003	2002

Selected Results of Operations Data

Interest income	$103,070	$103,887	$106,175	$111,450	$118,439
Interest expense	43,604	36,395	30,768	35,947	42,577

Net interest income	59,466	67,492	75,407	75,503	75,862

(Credit) provision for loan losses	(1,842)	28,532	19,676	22,526	6,119

Net interest income after (credit) provision for loan losses	61,308	38,960	55,731	52,977	69,743

Noninterest income	21,911	29,384	22,149	22,570	18,680
Noninterest expense	59,612	65,492	61,767	57,283	49,749

Income from continuing operations before income taxes	23,607	2,852	16,113	18,264	38,674

Income tax expense (benefit) from continuing operations	6,245	(1,766)	3,170	3,923	12,248

Income from continuing operations	17,362	4,618	12,943	14,341	26,426

Gain (loss) on discontinued operations, net of tax	—	(2,452)	(450)	(94)	30

Net income	$17,362	$2,166	$12,493	$14,247	$26,456

(1)	Borrowed funds include junior subordinated debentures.

Item 6. Selected Financial Data (Continued)

	At or for the years ended December 31:
	2006	2005	2004	2003	2002

Per Common Share Data

Basic:
Income from continuing operations	$1.40	$0.28	$1.02	$1.15	$2.25
Net income	1.40	0.06	0.98	1.14	2.26
Diluted:
Income from continuing operations	$1.40	$0.28	$1.02	$1.14	$2.22
Net income	1.40	0.06	0.98	1.13	2.23
Cash dividends declared on common stock	0.34	0.40	0.64	0.64	0.58
Book value	14.53	13.60	14.81	14.81	14.46
Tangible book value	11.15	10.19	11.31	11.22	10.74
Market value	23.05	19.62	23.25	28.23	29.36

Selected Financial Ratios

Performance Ratios:
Return on average common equity	10.02%	0.43%	6.55%	7.65%	17.01%
Return on average tangible common equity	13.23	0.56	8.57	10.12	23.29
Return on average assets	0.90	0.10	0.57	0.66	1.35
Common dividend payout (2)	24.29	666.67	65.31	56.14	25.66
Net interest margin (3)	3.55	3.65	3.90	3.99	4.40
Efficiency ratio (4)	69.45	70.18	60.41	54.26	49.18

Asset Quality Ratios:
Nonperforming loans to total loans (5)	1.71%	1.82%	4.31%	3.84%	2.82%
Nonperforming loans and other real estate to total loans and other real estate (5)	1.84	1.93	4.40	3.89	2.91
Nonperforming assets to total assets (5)	0.89	0.97	2.56	2.40	1.82
Allowance for loan losses to total loans (5)	1.84	2.04	3.13	2.17	1.65
Allowance for loan losses to nonperforming loans (5)	108	112	73	56	58
Net charge-offs to average total loans (5)	0.14	4.27	0.74	1.11	0.30

Capital ratios:
Period end common equity to total assets	8.64%	7.62%	7.72%	7.61%	7.63%
Average common equity to average assets	8.17	7.54	7.67	7.74	7.47
Period end tangible common equity to total tangible assets	6.77	5.82	6.01	5.87	5.78
Average tangible common equity to average tangible assets	6.32	5.80	5.97	5.96	5.56
Tier 1 leverage capital	8.91	7.60	7.13	7.03	6.96
Tier 1 risk-based capital	15.85	13.75	11.27	10.18	9.82
Total risk-based capital	17.10	15.01	12.54	11.44	11.08

(2)	Cash dividends declared on common stock divided by basic net income per common share.

(3)	Represents net interest income divided by average interest-earning assets. The interest earned from tax-exempt securities includes a tax-equivalent adjustment.

(4)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax-equivalent) plus other noninterest income less gain on sale of securities, gain on sale of credit card portfolio, gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale (all from continuing operations).

(5)	Ratios exclude nonaccruing commercial-related loans held for sale (which amounted to $577,000 at December 31, 2005 and zero for all other years presented) from nonperforming loans and exclude loans held for sale from total loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company during the year ended December 31, 2006 and the preceding two years. This discussion and the tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
Income. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also affected by the (credit) provision for loan losses, service charges on deposits, financial services group fees and commissions, mortgage banking revenues, gain or loss on the sale of securities, gain or loss on sale of loans and other miscellaneous income.
Expenses. The Company’s expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional fees and services, other miscellaneous expense and income tax expense (benefit). Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Net income was $17.4 million, $2.2 million and $12.5 million for 2006, 2005 and 2004, respectively. Diluted earnings per share for the year ended December 31, 2006 was $1.40, compared to $0.06 in 2005 and $0.98 in 2004. The return on average common equity in 2006 was 10.02%, compared to 0.43% in 2005 and 6.55% in 2004. The return on average assets in 2006 was 0.90%, compared to 0.10% in 2005 and 0.57% in 2004.
The primary factor for the improved 2006 results was a $1.8 million credit for loan losses in 2006 compared with a $28.5 million and $19.7 million provision for loan losses in 2005 and 2004, respectively. The Company also reduced noninterest expense by $5.9 million in 2006 compared with 2005. The improved risk profile of the Company’s loan portfolio contributed to the credit for loan losses. Lower noninterest expense resulted from improved operating efficiencies from the consolidation of the Company’s subsidiary banks in December 2005, coupled with a reduction in costs associated with asset quality issues and regulatory matters.
Net interest income, the principal source of the Company’s earnings, was $59.5 million in 2006 down from $67.5 million in 2005 and $75.4 million in 2004. Net interest margin was 3.55%, 3.65% and 3.90% for the years ended December 31, 2006, 2005 and 2004, respectively. The decline in net interest income resulted from lower earning asset levels along with a narrowed net interest margin.
Effective December 3, 2005, the Company merged its subsidiary banks into the New York State-chartered First Tier Bank & Trust (“FTB”), which was then renamed Five Star Bank (“FSB”). The consolidation activities have improved operational efficiencies and have contributed to lower noninterest expense in 2006 when compared with 2005 and 2004. The Company also sold the Burke Group, Inc (“BGI”) subsidiary during 2005 to focus on its core community banking business. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income and the loss on discontinued operation totaled $2.5 million and $450,000 for 2005 and 2004, respectively. In addition, the Company sold its trust relationships during 2006 and recognized a $1.4 million gain on the sale.
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
Goodwill
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During 2006, 2005 and 2004, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. For additional discussion related to the Company’s accounting policy for goodwill and other intangible assets, see Note 1 of the notes to consolidated financial statements.
ANALYSIS OF FINANCIAL CONDITION
Overview
At December 31, 2006 the Company had total assets of $1.908 billion, a decrease of 6% from $2.022 billion at December 31, 2005. Loans at December 31, 2006 were $926.5 million, down $65.8 million, or 6.6%, when compared to $992.3 million at December 31, 2005. The decline in loans was primarily attributed to loan payments outpacing new loan originations and the consequences of the 2005 loan sale. The Company’s strategy is to rebuild a balanced quality loan portfolio, and loan originations slowed due to more stringent underwriting requirements, firm pricing disciplines and a highly competitive marketplace for quality loans. Total deposits amounted to $1.618 billion and $1.717 billion at December 31, 2006 and 2005, respectively. Contributing to the decline in deposits were fewer certificates of deposit, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits. Other deposit categories declined from deposit outflows associated with the effects of the 2005 loan sale and from higher-rate competitor products. At December 31, 2006, total borrowed funds and junior subordinated debentures were $87.2 million compared to $115.2 million at December 31, 2005. The Company funded the reduction in borrowings with cash available from the decline in loans experienced in 2006. Book value per common share was $14.53 and $13.60 at December 31,

2006 and 2005, respectively. At December 31, 2006 the Company’s total shareholders’ equity was $182.4 million compared to $171.8 million a year earlier.
Lending Activities
Loan Portfolio Composition
Loans outstanding, excluding loans held for sale and including net unearned income and net deferred fees and costs, are summarized as follows at December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002

Commercial	$105,806	$116,444	$203,178	$248,313	$262,630
Commercial real estate	243,966	264,727	343,532	369,712	332,134
Agricultural	56,808	75,018	195,185	235,199	233,769
Residential real estate	268,446	274,487	259,055	246,621	244,927
Consumer and home equity	251,456	261,645	251,455	240,591	241,461

Total loans	926,482	992,321	1,252,405	1,340,436	1,314,921

Allowance for loan losses	(17,048)	(20,231)	(39,186)	(29,064)	(21,660)

Total loans, net	$909,434	$972,090	$1,213,219	$1,311,372	$1,293,261

Total loans declined 6.6% or $65.8 million to $926.5 million at December 31, 2006 from $992.3 million at December 31, 2005. The decline in loans was primarily attributed to loan payments outpacing new loan originations and the consequences of the 2005 loan sale. The Company’s strategy is to rebuild a balanced quality loan portfolio, and loan originations slowed due to more stringent underwriting requirements, firm pricing disciplines and a highly competitive marketplace for quality loans.
Commercial loans decreased $10.6 million or 9.1%, while commercial real estate loans decreased by $20.8 million or 7.8%. At December 31, 2006, commercial loans totaled $105.8 million, representing 11.4% of total loans, and commercial real estate loans totaled $244.0 million, representing 26.4% of total loans. At December 31, 2006, agricultural loans, which include agricultural real estate loans, totaled $56.8 million or 6.1% of the total loan portfolio, down $18.2 million from 2005. Collectively, commercial-related loans comprised $49.6 million or 75.3% of the decline in total loans.
As of December 31, 2006, residential real estate loans totaled $268.4 million, a $6.1 million or 2.2% decrease from $274.5 million at December 31, 2005. Residential real estate loans represented 29.0% of the total loan portfolio at the end of 2006 compared to 27.7% at the end of 2005. The Company’s residential mortgage volume slowed as a result of the rising interest rate environment and the increasingly competitive marketplace for mortgage loans.
The Company also offers a broad range of consumer loan products. Consumer and home equity lines of credit totaled $251.5 and $261.6 million at December 31, 2006 and 2005, respectively. Consumer and home equity lines of credit represented 27.1% of the total loan portfolio at year-end 2006. The mix in the Company’s consumer portfolio changed during 2006 as the Company focused on expanding its indirect automobile lending program. At December 31, 2006, the Company’s indirect consumer loans were $106.4 million, an increase of $21.2 million or 24.9% from $85.2 million at December 31, 2005. While the Company increased its indirect consumer loan portfolio, declines in consumer direct and home equity lines of credit resulted from an increasingly competitive marketplace and more than offset the increase in indirect consumer loans.
Loans Held for Sale and Commercial-Related Loan Sale Results
During the year ended December 31, 2005, the Company transferred $169.0 million in commercial-related loans to held for sale, at an estimated fair value less costs to sell of $132.3 million. As a result, $36.7 million in commercial-related charge-offs were recorded. Subsequent to the transfer, the Company decided not to proceed with the sale of $613,000 of these commercial-related loans held for sale and returned the loans to portfolio at the lower of cost or fair value. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of commercial-related loans held for sale.

Loans held for sale (not included in the previous loan portfolio composition table) totaled $992,000 at December 31, 2006, all of which were residential real estate loans. Loans held for sale (not included in the previous loan portfolio composition table) totaled $1.3 million as of December 31, 2005, comprised of nonaccruing commercial-related loans (including commercial real estate and agricultural loans) of $577,000 and residential real estate loans of $676,000.
The Company also sells certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio decreased to $355.2 million at December 31, 2006 from $377.6 million at December 31, 2005. The Company’s residential mortgage volume slowed as a result of the rising interest rate environment and the increasingly competitive marketplace for mortgage loans.
Nonaccruing Loans and Nonperforming Assets
The following table sets forth information regarding nonaccruing loans and other nonperforming assets at December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccruing loans (1)
Commercial	$2,205	$4,389	$20,576	$12,983	$12,760
Commercial real estate	4,661	6,985	15,954	11,745	8,407
Agricultural	4,836	2,786	13,165	18,870	8,739
Residential real estate	3,602	3,096	1,733	2,496	1,065
Consumer and home equity	533	505	518	578	915

Total nonaccruing loans	15,837	17,761	51,946	46,672	31,886

Restructured loans	—	—	—	3,069	4,129

Accruing loans 90 days or more delinquent	3	276	2,018	1,709	1,091

Total nonperforming loans	15,840	18,037	53,964	51,450	37,106

Other real estate owned (“ORE”)	1,203	1,099	1,196	653	1,251

Total nonperforming loans and other real estate owned	17,043	19,136	55,160	52,103	38,357

Nonaccruing commercial-related loans held for sale	—	577	—	—	—

Total nonperforming assets	$17,043	$19,713	$55,160	$52,103	$38,357

Total nonperforming loans to total loans (2)	1.71%	1.82%	4.31%	3.84%	2.82%

Total nonperforming loans and ORE to total loans and ORE (2)	1.84%	1.93%	4.40%	3.89%	2.91%

Total nonperforming assets to total assets	0.89%	0.97%	2.56%	2.40%	1.82%

(1)	Although loans are generally placed on nonaccruing status when they become 90 days or more past due they may be placed on nonaccruing status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Nonperforming loans (excluding nonaccruing commercial-related loans held for sale) decreased to $15.8 million at December 31, 2006 from $18.0 million at December 31, 2005. Nonaccruing commercial-related loans decreased in 2006 and totaled $11.7 million and $14.2 million at December 31, 2006 and 2005. The Company also experienced declines in accruing loans 90 days or more delinquent and nonaccruing commercial-related loans held for sale during 2006. Offsetting those declines was a $104,000 increase in ORE to $1.2 million at December 31, 2006 compared to $1.1 million at December 31, 2005.
The following table details nonaccruing commercial-related loan activity for the year ended December 31:

(Dollars in thousands)	2006	2005
Nonaccruing commercial-related loans at beginning of year	$14,160	$49,695
Additions	12,002	27,839
Payments	(8,783)	(11,708)
Charge-offs	(2,075)	(46,920)
Returned to accruing status	(2,300)	(3,745)
Transferred to other real estate or repossessed assets	(1,302)	(1,001)

Nonaccruing commercial-related loans at end of year	$11,702	$14,160

During 2006, the Company received $8.8 million in payments on nonaccruing commercial-related loans and $2.3 million of nonaccruing commercial-related loans were returned to accruing status. In addition, the Company charged-off $2.1 million in nonaccruing commercial-related loans during 2006.
Approximately $8.6 million or 54.2% of the $15.8 million in nonaccruing loans at December 31, 2006 are current with respect to payment of principal and interest. Although these loans are current, the Company classified the loans as nonaccruing because reasonable doubt exists with respect to the future collectibility of principal and interest in accordance with the original contractual terms. During the year ended December 31, 2006 the amount of interest income forgone on nonaccruing loans totaled $1.5 million.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $16.2 million and $23.2 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2006 and 2005, respectively.
The following table summarizes loan delinquencies (excluding past due nonaccruing loans) as of December 31:

	2006		2005
		Accruing Loans		Accruing Loans
	60-89	90 Days	60-89	90 Days
(Dollars in thousands)	Days	or More	Days	or More

Commercial	$7	$—	$1,205	$266
Commercial real estate	30	—	560	9
Agriculture	—	—	25	—
Residential real estate	29	—	412	—
Consumer and home equity	119	3	201	1

	$185	$3	$2,403	$276

Analysis of Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at December 31, 2006.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002

Allowance for loan losses at beginning of year	$20,231	$39,186	$29,064	$21,660	$19,074

Addition resulting from acquisitions	—	—	—	—	174

Charge-offs (1):
Commercial	1,195	12,980	4,486	8,891	1,771
Commercial real estate	501	15,397	1,779	2,953	944
Agricultural	379	18,543	2,519	1,876	106
Residential real estate	335	104	318	215	98
Consumer and home equity	1,789	2,262	1,695	2,107	1,499

Total charge-offs	4,199	49,286	10,797	16,042	4,418

Recoveries:
Commercial	1,417	864	598	525	210
Commercial real estate	132	280	103	35	69
Agricultural	389	57	39	3	36
Residential real estate	73	11	43	11	67
Consumer and home equity	847	587	460	346	329

Total recoveries	2,858	1,799	1,243	920	711

Net charge-offs	1,341	47,487	9,554	15,122	3,707

(Credit) provision for loan losses	(1,842)	28,532	19,676	22,526	6,119

Allowance for loan losses at end of year	$17,048	$20,231	$39,186	$29,064	$21,660

Ratio of net charge-offs to average loans outstanding during the year	0.14%	4.27%	0.74%	1.11%	0.30%

Ratio of allowance for loan losses to total loans (2)	1.84%	2.04%	3.13%	2.17%	1.65%

Ratio of allowance for loans losses to nonperforming loans (2)	108%	112%	73%	56%	58%

(1)	Included in charge-offs for the year ended December 31, 2005 are $36.7 million in write-downs on commercial-related loans.

(2)	Ratios exclude nonaccruing loans held for sale from nonperforming loans and loans held for sale from total loans.

At December 31, 2006, the Company’s allowance for loan losses totaled $17.0 million, a decrease of $3.2 million from the previous year-end. The allowance for loan losses represents the estimated probable losses inherent in the loan portfolio based on the Company’s comprehensive assessment. This assessment resulted in a credit for loan losses of $1.8 million for 2006. The allowance for loan losses as a percentage of total loans was 1.84% and 2.04% at December 31, 2006 and 2005, respectively. The ratio of allowance for loan losses to nonperforming loans decreased to 108% at December 31, 2006 versus 112% at December 31, 2005.
Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	At December 31:
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	of	of Loans	of	of Loans	of	of Loans	of	of Loans	of	of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category	for	Category	for	Category
	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans

Commercial	$2,443	11.4%	$4,098	11.7%	$11,420	16.2%	$7,739	18.5%	$5,321	20.0%
Commercial real estate	4,458	26.4	6,564	26.7	9,297	27.4	5,354	27.6	4,725	25.3
Agricultural	1,887	6.1	2,187	7.5	8,197	15.6	6,078	17.6	3,711	17.7
Residential real estate	2,818	29.0	2,019	27.7	1,468	20.7	1,447	18.4	1,414	18.6
Consumer and home equity	3,512	27.1	2,769	26.4	2,122	20.1	2,161	17.9	2,007	18.4
Unallocated	1,930	—	2,594	—	6,682	—	6,285	—	4,482	—

Total	$17,048	100.0%	$20,231	100.0%	$39,186	100.0%	$29,064	100.0%	$21,660	100.0%

The Company’s methodology in the estimation of the allowance for loan losses includes the following broad areas:
1.	Impaired commercial, commercial real estate, agricultural and agricultural real estate loans, in excess of $100,000 are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15”.

2.	The remaining portfolios of commercial, commercial real estate, agricultural and agricultural real estate loans are segmented into the following loan classification categories: uncriticized or pass, special mention, and substandard. The substandard category of loans greater than $100,000 is then further divided into two groupings based on an assessment of the individual loan’s collateralization levels (i.e. under collateralized or adequately collateralized). Loans under collateralized by less than 5% of the outstanding loan balance are treated the same as adequately collateralized loans.

3.	If applicable, substandard loans where the collateral deficiency is greater than 5% are split into two categories based on outstanding loan balances (i.e.$3.0 million or more and less than $3.0 million). The inherent risk of loss on the loans in each of these groupings is estimated based upon historical net loan charge-off considerations, review of the amount of under collateralization of the loans in the respective groupings, as well as other qualitative factors.

4.	Uncriticized loans, special mention loans, adequately collateralized substandard loans and all substandard loans under $100,000 are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies, nonaccruing loans, and risk ratings; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions, and concentrations of credit, among others.

5.	The consumer loan portfolio is segmented into six types of loans: residential real estate, home equity lines of credit, consumer direct, consumer indirect, overdrafts and personal lines of credit. Each of those categories is subdivided into categories based on delinquency status, either 90 days and over past due or under 90 days. Allowance allocations on these types of loans are based on the average loss experience over the last three years for each subdivision of delinquency status supplemented with qualitative factors containing the same elements as described above.

6.	A further component of the allowance is the unallocated portion which takes into consideration the inherent risk of loss in the portfolio not identified in the other three categories and includes such elements as risks associated with variances in the rate of historical loss experiences, information risks associated with the dependence upon timely and accurate risk ratings on loans, and risks associated with the dependence on collateral valuation techniques. This category has been reduced from the previous year due to a reduction in these risks primarily resulting from the 2005 problem loan sale discussed previously as well as the positive credit quality trends in 2006.
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
Loan Maturity and Repricing Schedule
The following table sets forth certain information regarding the contractual maturity or repricing of loans in the portfolio as of December 31, 2006. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		One
	Within	Through	After
	One	Five	Five
(Dollars in thousands)	Year	Years	Years	Total

Commercial	$45,030	$34,131	$26,645	$105,806
Commercial real estate	3,976	23,382	216,608	243,966
Agricultural	7,472	17,441	31,895	56,808
Residential real estate	4,502	16,417	247,527	268,446
Consumer and home equity	7,673	107,542	136,241	251,456

Total loans	$68,653	$198,913	$658,916	$926,482

Loans maturing after one year:
With a predetermined interest rate		$164,586	$285,013
With a floating or adjustable rate		34,327	373,903

		$198,913	$658,916

Investing Activities
Investment Portfolio Composition
The Company’s total investment security portfolio decreased $57.9 million to $775.5 million as of December 31, 2006 compared to $833.4 million as of December 31, 2005. Further detail regarding the Company’s investment portfolio follows.
U.S. Government-Sponsored Enterprise (“GSE”) Securities. At December 31, 2006, the available for sale GSE securities portfolio totaled $231.8 million. The portfolio consisted of approximately $129.7 million, or 56%, of callable securities at December 31, 2006. At December 31, 2006 this category of securities also included $99.0 million of structured notes, the majority of which were step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At December 31, 2006, the current average coupon of the structured notes was 4.13% and adjust on average to 6.56% within five years. However, under current market conditions these notes are likely to be called. At December 31, 2005, the available for sale GSE securities portfolio totaled $251.9 million.
State and Municipal Obligations. At December 31, 2006, the portfolio of state and municipal obligations totaled $238.7 million, of which $198.3 million was classified as available for sale. At that date, $40.4 million was classified as held to maturity, with a fair value of $40.4 million. At December 31, 2005, the portfolio of state and municipal obligations totaled $262.9 million, of which $220.3 million was classified as available for sale. At that date, $42.6 million was classified as held to maturity, with a fair value of $42.9 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”). MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $300.0 million and $317.6 million at December 31, 2006 and 2005, respectively. The portfolio was comprised of $189.4 million of MBS, $107.4 million of CMO and $3.2 million of other ABS securities at December 31, 2006. The MBSs were by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 92% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consisted primarily of fixed and variable rate government issues and fixed rate privately issued AAA rated securities. The ABS securities are primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2005, the portfolio consisted of $234.3 million of MBSs, $77.4 million of CMOs and $5.9 million of other ABS securities.
Corporate Bonds and Other. At December 31, 2006, the Company held $3.9 million in corporate bonds and other securities. At December 31, 2005, the Company held no corporate bonds and other securities. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities. At December 31, 2006 and 2005, available for sale equity securities totaled $1.1 million and $1.0 million, respectively.
Security Yields and Maturities Schedule
The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2006. Actual maturities may differ from the contractual maturities presented, because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale:
GSE	$55,198	3.67%	$78,611	3.94%	$31,886	5.71%	$70,029	6.04%	$235,724	4.74%
MBS, CMO and ABS	923	3.74	128,519	4.29	65,531	4.32	113,168	4.96	308,141	4.54
State and municipal obligations	41,036	3.39	135,004	3.44	20,146	3.94	2,242	3.52	198,428	3.48
Corporate and other	—	—	—	—	—	—	3,913	4.31	3,913	—

Total available for sale debt securities	$97,157	3.55%	$342,134	3.87%	$117,563	4.63%	$189,352	5.33%	$746,206	4.32%

Held to maturity:
State and municipal obligations	$30,440	3.92%	$6,832	4.29%	$2,198	4.92%	$918	5.27%	$40,388	4.07%

Total held to maturity debt securities	$30,440	3.92%	$6,832	4.29%	$2,198	4.92%	$918	5.27%	$40,388	4.07%

Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in fair value. The net unrealized losses on securities available for sale amounted to $11.1 million and $10.3 million as of December 31, 2006 and 2005, respectively. The unrealized losses present do not reflect deterioration in the credit worthiness of the issuing securities and resulted primarily from fluctuations in market interest rates. The Company intends to hold these securities until their fair value recovers to their amortized cost, therefore management has determined that the securities that were in an unrealized loss position at December 31, 2006 and 2005 represent only temporary declines in fair value.
Funding Activities
Deposits
The Bank offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. At December 31, 2006, total deposits were $1.618 billion in comparison to $1.717 billion at December 31, 2005. The decline was primarily due to lower nonpublic deposits attributed to the timing of rate campaigns, the loss of deposits associated with the effects of the 2005 commercial-related loan sale, and fewer certificates of deposits, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits. Public deposits increased slightly to $352.6 million at December 31, 2006 from $351.3 million at December 31, 2005.
The Company considers all deposits to be “core” except certificates of deposit over $100,000. Core deposits amounted to $1.422 billion or 87.9% of total deposits at December 31, 2006 compared to $1.517 billion or 88.4% of total deposits at December 31, 2005. The core deposit base consisted almost exclusively of in-market accounts. Core deposits are supplemented with certificates of deposit over $100,000, which amounted to $195.4 million and $199.8 million as of December 31, 2006 and 2005, respectively. The Company also utilized brokered certificates of deposit as a funding source. Brokered certificates of deposit included in certificates of deposit over $100,000 totaled $16.7 million and $31.5 million at December 31, 2006 and 2005, respectively. The decline in brokered certificates of deposit resulted from the Company utilizing cash available from the decline in loans to repay the maturing brokered deposits.

The daily average balances, percentage composition and weighted average rates paid on deposits are presented below for each of the years ended December 31:

(Dollars in Thousands)	2006			2005			2004
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Interest-bearing demand	$379,434	23.2%	1.77%	$390,610	21.7%	1.26%	$396,558	21.5%	0.73%
Savings and money market	333,155	20.4	1.30	393,439	21.9	0.95	424,013	22.9	0.66
Certificates of deposit under $100,000	460,210	28.1	3.80	510,981	28.5	2.84	527,298	28.5	2.45
Certificates of deposit over $100,000	204,148	12.5	4.39	226,304	12.6	3.13	233,155	12.6	2.57
Noninterest-bearing demand	258,416	15.8	—	275,069	15.3	—	267,721	14.5	—

Total deposits	$1,635,363	100.0%	2.29%	$1,796,403	100.0%	1.68%	$1,848,745	100.0%	1.33%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2006:

	3 Months	Over 3 To	Over 6 To	Over 12
(Dollars in thousands)	Or Less	6 Months	12 Months	Months	Total

Certificates of deposit less than $100,000	$80,566	$84,102	$238,896	$70,757	$474,321

Certificates of deposit of $100,000 or more	111,386	17,126	49,353	17,502	195,367

Total certificates of deposit	$191,952	$101,228	$288,249	$88,259	$669,688

Borrowings
Outstanding borrowings are as follows at December 31:

(Dollars in thousands)	2006	2005

Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$32,310	$20,106

Long-term borrowings:
FHLB advances	$38,187	$53,391
Other	—	25,000

Total long-term borrowings	$38,187	$78,391

Total short-term borrowings increased $12.2 million to $32.3 million at December 31, 2006 from $20.1 million at December 31, 2005 due to an increase in securities sold under repurchase agreements. Total long-term borrowings decreased to $38.2 million at December 31, 2006 from $78.4 million at December 31, 2005. The Company funded the reduction in borrowings with cash available from the decline in loans experienced in 2006.
The Company also has a credit agreement with another commercial bank and pledged the stock of FSB as collateral for the credit facility. The credit agreement included a $25.0 million term loan facility and a $5.0 million revolving loan facility. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement and reclassified the borrowing from long-term to short-term. The bank waived the event of default at June 30, 2005. As of September 30, 2005, FII and the bank agreed to modify the covenants in the agreement. FII complied with the modified covenants, therefore the term loan was classified as a long-term borrowing at December 31, 2005. In addition, the interest rate and maturity of the term loan facility were modified. The amended and restated term loan required monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006. During October 2006, FII repaid the $25.0 million term loan. The debt was scheduled for repayment in equal annual installments of $6.25 million beginning in December 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April 2007. There were no advances outstanding on the revolving loan during the year ended December 31, 2006 or December 31, 2005.
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
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
Overview
For the year ended December 31, 2006, income from continuing operations was $17.4 million or $1.40 per diluted share, up from $4.6 million or $0.28 per diluted share from last year. For the year ended December 31, 2006, net income was $17.4 million or $1.40 per diluted share compared with net income of $2.2 million or $0.06 per diluted share for the prior year. The primary factor for the improved 2006 results was a $1.8 million credit for loan losses in 2006 compared with a $28.5 million provision for loan losses in 2005. The Company also reduced noninterest expense by $5.9 million in 2006 compared with 2005. The improved risk profile of the Company’s loan portfolio contributed to the credit for loan losses. Lower noninterest expense resulted from improved operating efficiencies from the consolidation of FII’s subsidiary banks in December 2005, coupled with a reduction in costs associated with asset quality issues and regulatory matters. Net interest income, the principal source of the Company’s earnings, was $59.5 million in 2006 down from $67.5 million in 2005. Net interest margin was 3.55% and 3.65% for the years ended December 31, 2006 and 2005, respectively. The decline in net interest income resulted from lower earning asset levels along with a narrowed net interest margin. Return on average common equity was 10.02% for 2006 compared to 0.43% in 2005.
Average Statements of Financial Condition and Net Interest Analysis
The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates were derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Tax-equivalent adjustments have been made. All average balances are average daily balances.

	For the years ended December 31:
	2006			2005			2004
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$36,572	$1,877	5.13%	$42,977	$1,476	3.43%	$35,245	$448	1.27%
Commercial paper due in less than 90 days	8,285	411	4.97	—	—	—	—	—	—
Investment securities (1):
Taxable	559,945	23,897	4.27	545,496	22,200	4.07	475,180	19,343	4.07
Non-taxable	251,439	13,663	5.43	251,640	13,172	5.23	241,999	12,802	5.29

Total investment securities	811,384	37,560	4.63	797,136	35,372	4.44	717,179	32,145	4.48
Loans (2):
Commercial and agricultural	426,408	32,554	7.63	612,987	38,690	6.31	800,133	46,393	5.80
Residential real estate	271,691	17,090	6.29	264,506	16,808	6.35	248,872	16,555	6.65
Consumer and home equity	255,081	18,360	7.20	258,459	16,151	6.25	246,327	15,115	6.14

Total loans	953,180	68,004	7.13	1,135,952	71,649	6.31	1,295,332	78,063	6.03
Total interest-earning assets	1,809,421	107,852	5.96	1,976,065	108,497	5.49	2,047,756	110,656	5.40

Allowance for loan losses	(19,338)			(29,152)			(30,600)
Other noninterest-earning assets	148,937			169,493			173,193

Total assets	$1,939,020			$2,116,406			$2,190,349

Interest-bearing liabilities:
Interest-bearing demand	$379,434	$6,705	1.77%	$390,610	$4,917	1.26%	$396,558	$2,903	0.73%
Savings and money market	333,155	4,320	1.30	393,439	3,733	0.95	424,013	2,812	0.66
Certificates of deposit	664,358	26,420	3.98	737,285	21,605	2.93	760,453	18,909	2.49
Short-term borrowings	26,157	571	2.18	24,998	377	1.51	28,237	284	1.01
Long-term borrowings	67,023	3,860	5.76	82,142	4,035	4.91	95,446	4,132	4.33
Junior subordinated debentures and trust preferred securities	16,702	1,728	10.35	16,702	1,728	10.35	16,702	1,728	10.35

Total interest-bearing liabilities	1,486,829	43,604	2.93	1,645,176	36,395	2.21	1,721,409	30,768	1.79

Noninterest-bearing demand	258,416			275,069			267,721
Other noninterest-bearing liabilities	17,638			19,023			15,472

Total liabilities	1,762,883			1,939,268			2,004,602

Stockholders’ equity (3)	176,137			177,138			185,747

Total liabilities and stockholders’ equity	$1,939,020			$2,116,406			$2,190,349

Net interest income – tax-equivalent		64,248			72,102			79,888
Less: tax-equivalent adjustment		4,782			4,610			4,481

Net interest income		$59,466			$67,492			$75,407

Net interest rate spread			3.03%			3.28%			3.61%

Net earning assets	$322,592			$330,889			$326,347

Net interest income as a percentage of average interest-earning assets (“net interest margin”)			3.55%			3.65%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.70%			120.11%			118.96%

(1)	Amounts shown are amortized cost for both held to maturity and available for sale securities. In order to make resultant yields on tax-exempt securities comparable to those on taxable securities and loans, the interest earned from tax-exempt bonds is presented on a tax-equivalent basis.

(2)	Includes the average balance and interest earned on loans held for sale. Includes net unearned income and net deferred loan fees and costs. Loans held for sale and nonaccruing loans are included in the average loan totals and payments on nonaccruing loans have been recognized as disclosed in Note 1 of the notes to consolidated financial statements.

(3)	Includes unrealized losses on securities available for sale, net of related taxes.

Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $59.5 million in 2006, compared to $67.5 million in 2005. Net interest margin was 3.55% for the year ended December 31, 2006, a drop of 10 basis points from 3.65% for the same period last year. The decline in net interest income resulted from a combination of lower earning asset levels, a changed mix of earnings assets and a narrowed net interest margin as the inverted to flat yield curve prevalent for most of 2006 negatively impacted net interest margin.
For the year ended December 31, 2006, average earning assets were $1.809 billion compared with $1.976 billion for the prior year. Average total loans for the year ended December 31, 2006 were $953.2 million, down $182.8 million, or 16.1%, when compared with $1.136 billion for the same period last year. The bulk of the decline in average total loans in 2006 relates to the commercial-related loan sale that occurred during 2005. Average total investment securities (excluding federal funds sold, interest-bearing deposits and commercial paper due in less than 90 days) totaled $811.4 million for the year ended December 31, 2006, a $14.3 million increase compare to $797.1 million for the same period last year. A portion of the cash available from the decline in loans was redeployed in investment securities.
The overall mix of the Company’s earning assets changed, with loans, which generally have a higher interest yield than investments, representing a lower percentage of earning assets. For the year ended December 31, 2006, loans comprised 52.7% of average earnings assets compared to 57.5% in 2005.
The Company’s yield on average earning assets was 5.96% for 2006, up 47 basis points from 5.49% in 2005. The Company’s loan portfolio yield was 7.13% for 2006, up 82 basis points from 2005, and the tax-equivalent investment yield was 4.63% for 2006, up 19 basis points from 2005.
Total average interest-bearing deposits were $1.377 billion for the year ended December 31, 2006, down 9.5% from $1.521 billion for the same period in 2005. Contributing to the decline in deposits were fewer certificates of deposit, including brokered certificates of deposit. Other consumer deposit categories declined due to deposit outflows associated with the effects of the 2005 loan sale and from higher-rate competitor products. Total average short-term and long-term borrowings were $93.2 million for the year ended December 31, 2006, down from $107.1 million compared to 2005. The Company actively managed to reduce higher cost borrowings using cash available from the decline in loans.
The rate on interest-bearing liabilities for the year ended December 31, 2006 was 2.93%, an increase of 72 basis points over 2005. The increase primarily resulted from higher deposit interest costs associated with higher general market interest rates.
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

	For the years ended December 31:
	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To:		Increase/	Due To:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(328)	$729	$401	$266	$762	$1,028
Commercial paper due in less than 90 days	411	—	411	—	—	—
Investment securities:
Taxable	613	1,084	1,697	2,857	—	2,857
Non-taxable	(11)	502	491	519	(149)	370

Total investment securities	602	1,586	2,188	3,376	(149)	3,227
Loans:
Commercial and agricultural	(14,215)	8,079	(6,136)	(11,771)	4,068	(7,703)
Residential real estate	435	(153)	282	1,021	(768)	253
Consumer and home equity	(243)	2,452	2,209	763	273	1,036

Total loans	(14,023)	10,378	(3,645)	(9,987)	3,573	(6,414)

Total interest-earning assets	$(13,338)	$12,693	$(645)	$(6,345)	$4,186	$(2,159)

Interest-bearing liabilities:
Interest-bearing demand	$(197)	$1,985	$1,788	$(74)	$2,088	$2,014
Savings and money market	(776)	1,363	587	(284)	1,205	921
Certificates of deposit	(2,887)	7,702	4,815	(686)	3,382	2,696
Short-term borrowings	25	169	194	(50)	143	93
Long-term borrowings	(881)	706	(175)	(640)	543	(97)
Junior subordinated debentures and trust preferred securities	—	—	—	—	—	—

Total interest-bearing liabilities	(4,716)	11,925	7,209	(1,734)	7,361	5,627

Net interest income	$(8,622)	$768	$(7,854)	$(4,611)	$(3,175)	$(7,786)

(Credit) Provision for Loan Losses
The (credit) provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The credit for loan losses totaled $1.8 million in 2006, compared to the provision for loan losses of $28.5 million in 2005. Net loan charge-offs were $1.3 million, or 0.14% of average loans, for the year ended December 31, 2006 compared to $47.5 million, or 4.27% of average loans for 2005. The 2005 results reflected higher provision for loan losses and net charge-offs as a result of write-downs associated with the decision to sell approximately $169.0 million of commercial-related loans. The credit for loan losses in 2006 was due to overall improving credit quality as well as a decline in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.84% and 2.04% at December 31, 2006 and 2005, respectively. The ratio of the allowance for loan losses to nonperforming loans was 108% at December 31, 2006 versus 112% at December 31, 2005. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.

Noninterest Income
The following table presents the major categories of noninterest income for the years ended December 31:

(Dollars in thousands)	2006	2005

Service charges on deposits	$11,504	$11,586
ATM and debit card	2,233	1,680
Financial services group fees and commissions	1,890	2,687
Mortgage banking revenues	1,194	1,597
Income from corporate owned life insurance	521	90
Net gain on sale and call of securities	30	14
Net gain on sale of student loans held for sale	670	245
Net gain on sale of commercial-related loans held for sale	82	9,369
Net loss on sale of premises and equipment	(3)	(321)
Net gain (loss) on sale of other real estate and repossessed assets	90	(9)
Net gain on sale of trust relationships	1,386	—
Other	2,314	2,446

Total noninterest income	$21,911	$29,384

Noninterest income for the years ended December 31, 2006 and 2005 was $21.9 million and $29.4 million, respectively. The majority of the decline was attributed to the net gain of $9.4 million on the sale of commercial-related loans recorded in 2005.
Service charges on deposits are down slightly for the year ended December 31, 2006 compared with 2005. The decline results from the decrease in deposit base, partially offset by a fee increase imposed during 2006.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $2.2 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively. ATM and debit card income has increased from the prior year as a result of an increase in ATM usage fees and more favorable terms on a new debit card service contract.
Financial services group fees and commissions declined $797,000 for the year ended December 31, 2006 compared with the prior year as a result of lower volumes primarily in the broker-dealer function. Included in financial services group fees and commissions are trust fees of $328,000 and $456,000 for the years ended December 31, 2006 and 2005, respectively. During 2006, the Bank sold its trust relationships at the end of the third quarter and recorded a gain on sale of $1.4 million.
Mortgage banking revenues, which includes gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization and impairment (if any) of mortgage servicing rights, have declined in 2006. The residential mortgage volume has slowed as a result of the rising interest rate environment and the increasingly competitive marketplace for mortgage loans.
Included in noninterest income for year ended December 31, 2006 was $419,000 in income associated with the proceeds from corporate owned life insurance policies received in the second quarter of 2006.
During the third quarter of 2005, the Bank began originating student loans with a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. Included in the net gain on sale of student loans held for sale in 2006 was a $253,000 premium received from the third-party as a result of achieved sales volumes. The Bank anticipates lower future origination volumes and net gain on sale due to increased competition and changing market conditions.
The variance in net loss on sale of premises and equipment, when comparing 2006 to 2005, relates primarily to equipment and sign disposals recorded in 2005 as a result of the Company’s reorganization and consolidation of its subsidiary banks into FSB.

Net gain (loss) on sale of other real estate and repossessed assets increased for the year ended December 31, 2006 compared to 2005, primarily as a result of a $107,000 gain recognized on the sale of a commercial property during the first quarter of 2006.
Noninterest Expense
The following table presents the major categories of noninterest expense for the years ended December 31:

(Dollars in thousands)	2006	2005

Salaries and employee benefits	$33,563	$34,763
Occupancy and equipment	9,465	9,022
Supplies and postage	1,945	2,173
Amortization of other intangible assets	420	430
Computer and data processing	1,903	1,930
Professional fees and services	2,837	5,074
Other	9,479	12,100

Total noninterest expense	$59,612	$65,492

Noninterest expense for the year ended December 31, 2006 decreased $5.9 million, or 9.0% to $59.6 million from $65.5 million for the year ended December 31, 2005. This decline was principally related to operational efficiencies gained from the consolidation of the Company’s subsidiary banks at the end of 2005, the elimination of professional service fees related to last year’s asset quality and regulatory issues, and lower FDIC insurance costs.
For the year ended December 31, 2006, salaries and benefits declined $1.2 million from the year ended December 31, 2005. This decline was principally from reduced staffing levels and lower payroll related taxes and benefit costs. The Company focused on managing staff levels and filling positions vacated through attrition only when necessary. In addition, salaries and benefits included $821,000 of management stock compensation expense (excludes director stock compensation expense) for the year ended December 31, 2006 as a result of the adoption of SFAS No. 123(R). Since SFAS No. 123(R) was adopted effective January 1, 2006, there was no such stock compensation expense included in salaries and benefits in 2005.
The Company has experienced a 4.9% increase in occupancy and equipment expenses when comparing 2006 to 2005. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by rising utility and maintenance costs.
Supplies and postage are down 10.5% for the year ended December 31, 2006 compared to 2005. This decline results from efficiencies gained through the consolidation of the Company’s banking charters and ongoing efforts to reduce costs.
Computer and data processing costs are down slightly in 2006 versus 2005.
Professional fees and services have declined 44.1% for the year ended December 31, 2006 compare to 2005, primarily a result of the resolution of asset quality issues and regulatory matters during 2005.
Other expenses decreased 21.7% for the year ended December 31, 2006. The decline in other expenses related primarily to lower FDIC insurance premiums, which declined $1.2 million to $215,000 in 2006 versus $1.4 million in 2005. The Company also experienced a reduction in other operating expenses in 2006, as one-time severance and restructuring costs were incurred during 2005 to merge the Company’s subsidiary banks.
The efficiency ratio for the year ended December 31, 2006 was 69.45% compared with 70.18% for 2005. The improved efficiency ratio is reflective of the lower levels of noninterest expense, partially offset by lower revenues. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations) divided by net interest income (tax-equivalent) plus other noninterest income less gain on sale of securities, net gain on sale of commercial-related loans held for sale and gain on sale of trust relationships (all from continuing operations).

Income Tax Expense (Benefit) From Continuing Operations
The income tax expense (benefit) from continuing operations provided for federal and New York State income taxes, which amounted to expense of $6.2 million and a benefit of $1.8 million for the years ended December 31, 2006 and 2005, respectively. The fluctuation in income tax expense corresponded in general with taxable income levels for each year. The effective tax rate for 2006 was 26.5%, compared to (61.9)% in 2005. The 2005 effective tax rate was due to the relationship between the size of the favorable permanent differences and pre-tax income from continuing operations, which resulted in the unusual effective tax benefit rate.
The current and deferred tax provision was calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally before or during the third quarter of the subsequent year.
The amount of income taxes paid is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.
Discontinued Operation
In 2005, the Company disposed of its BGI subsidiary. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income for all periods presented. As a result, the Company recorded a loss from operations of the discontinued subsidiary of $340,000, a loss on the sale of BGI of $1.1 million and income tax expense associated with discontinued operations of $1.0 million for the year ended December 31, 2005. Since the sale occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at December 31, 2006 and 2005 in the consolidated statements of financial condition. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow. See also Note 2 of the notes to consolidated financial statements.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Overview
For the year ended December 31, 2005, income from continuing operations was $4.6 million or $0.28 per diluted share, down from $12.9 million or $1.02 per diluted share from the prior year. For the year ended December 31, 2005, net income was $2.2 million or $0.06 per diluted share compared with net income of $12.5 million or $0.98 per diluted share for the prior year. The primary reasons for the decline in net income in 2005 were the $7.9 million decline in net interest income, the $8.9 million increase in the provision for loan losses, and an increase in noninterest expense of $3.7 million. The Company also sold its BGI subsidiary during 2005 and incurred a loss from discontinued operations of $2.5 million in 2005 compared to $450,000 in 2004. Return on average common equity was 0.43% for 2005 compared to 6.55% in 2004. The provision for loan losses in 2005 was $28.5 million, up $8.9 million from the prior year. Noninterest expenses totaled $65.5 million in 2005, an increase of $3.7 million from 2004, which related to a $295,000 increase in salaries and benefits and a $3.4 million increase in other operating expenses. Other operating expenses included $1.4 million of restructuring costs incurred in 2005 to merge the Company’s subsidiary banks.
Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $67.5 million in 2005, compared to $75.4 million in 2004. Net interest margin was 3.65% for the year ended December 31, 2005, a drop of 25 basis points from the 3.90% level for the same period last year. The Company experienced a significant change in the mix of earning assets, with increased levels of investment securities and federal funds sold and lower level of loans. Loan assets generally earn higher yields than investment assets. For 2005, in comparison to 2004, average investment securities and federal funds sold increased $87.7 million, while average loans decreased $159.4 million. In addition to the lower loan base that resulted from the Company’s decision to sell $169.0 million in commercial-related loans during 2005, new loan originations slowed and caused an additional drop in total loans.
The Company’s yield on average earning assets was 5.49% for 2005, up 9 basis points from 5.40% in 2004. The Company’s loan portfolio yield was 6.31% for 2005, up 28 basis points from 2004, and tax-equivalent investment yield was 4.44% for 2005, down 4 basis points from 2004. The increased loan portfolio yield in 2005 resulted from the higher general market interest rates and the associated repricing of variable rate loans, as well as the decline in nonperforming loans that resulted from the problem loan sale previously discussed. Improved loan yields were mitigated by the shift in the mix of earning assets.
The average cost of funds for 2005 was 2.21%, an increase of 42 basis points over the same period in 2004. The increases in the average cost of funds primarily resulted from higher deposit interest costs associated with increased general market interest rates. Total average interest-bearing liabilities were $1.65 billion for the year ended December 31, 2005, which represented a $76.2 million decrease from 2004. Total average interest-bearing deposits were $1.52 billion for the year ended December 31, 2005, a decrease of $59.7 million or 4% lower than the average interest-bearing deposits for 2004.
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
Noninterest Income
The following table presents the major categories of noninterest income for the years ended December 31:

(Dollars in thousands)	2005	2004

Service charges on deposits	$11,586	$11,987
ATM and debit card	1,680	1,374
Financial services group fees and commissions	2,687	2,518
Mortgage banking revenues	1,597	2,147
Income from corporate owned life insurance	90	30
Net gain on sale of credit card portfolio	—	1,177
Net gain on sale and call of securities	14	248
Net gain on sale of student loans held for sale	245	—
Net gain on sale of commercial-related loans held for sale	9,369	—
Net (loss) gain on sale of premises and equipment	(321)	2
Net (loss) gain on sale of other real estate and repossessed assets	(9)	193
Other	2,446	2,473

Total noninterest income	$29,384	$22,149

Noninterest income increased 32.7% to $29.4 million in 2005 compared to $22.1 million in 2004. The increase was primarily attributed to the net gain of $9.4 million on the sale of commercial-related loans that more than offset the decline in mortgage banking activities, service charges on deposit accounts and other noninterest income categories. The Company also realized a $1.2 million gain on the sale of its credit card portfolio in 2004.

Noninterest Expense
The following table presents the major categories of noninterest expense for the years ended December 31:

(Dollars in thousands)	2005	2004

Salaries and employee benefits	$34,763	$34,468
Occupancy and equipment	9,022	8,436
Supplies and postage	2,173	2,319
Amortization of other intangible assets	430	709
Computer and data processing	1,930	1,780
Professional fees and services	5,074	3,439
Other	12,100	10,616

Total noninterest expense	$65,492	$61,767

Noninterest expense was $65.5 million in 2005 compared to $61.8 million in 2004. The most significant component of noninterest expense was salaries and benefits, which totaled $34.8 million in 2005 and $34.5 million in 2004. Salaries and benefits increased in 2005 from 2004, by only $295,000 or less than 1%. While salaries and benefits costs increased as a result of the additions to staff in the commercial loan origination and monitoring areas, the reduction in bonus and incentive compensation awards in 2005 as compared to 2004 offset the cost increase to a large degree. Occupancy and equipment increased to $9.0 million in 2005 from $8.4 in 2004. Higher expense was incurred throughout 2005 to implement the numerous organizational changes, the majority of which were included in other expense. Legal, consulting and professional fees totaled $4.7 million for 2005 and the increase was associated with resolving the Company’s asset quality issues, regulatory issues and restructuring, as well as legal costs related to the special committee’s investigation resulting from a demand letter received from a law firm representing a shareholder. The increase in noninterest expenses, coupled with the flattening of revenue growth, were the principal factors in the rise in the Company’s efficiency ratio to 70.18% for 2005, compared to 60.41% for 2004.
Income Tax Expense (Benefit) From Continuing Operations
The income tax expense (benefit) from continuing operations provides for federal and New York State income taxes, which amounted to a benefit of $1.8 million and expense of $3.2 million for the years ended December 31, 2005 and 2004, respectively. The fluctuation in income tax expense corresponded in general with taxable income levels for each year. The effective tax rate for 2005 was (61.9)%, compared to 19.7% in 2004. The 2005 effective tax rate was due to the relationship between the size of the favorable permanent differences and pre-tax income from continuing operations, which resulted in the unusual effective tax benefit rate.
Discontinued Operation
The Company disposed of its BGI subsidiary in 2005. As a result, the Company recorded a loss from operations of the discontinued subsidiary of $340,000, a loss on the sale of BGI of $1.1 million and income tax expense associated with discontinued operations of $1.0 million for the year ended December 31, 2005. For the year ended December 31, 2004, the Company recorded a loss from operations of discontinued subsidiary of $599,000 and associated income tax benefit of $149,000. BGI was originally acquired by FII in a tax-free reorganization that limited FII’s tax basis, resulting in a taxable gain on the sale of the subsidiary. See also Note 2 of the notes to consolidated financial statements.
2006 FOURTH QUARTER RESULTS
Net income for the fourth quarter of 2006 was $3.0 million or $0.23 per diluted share, compared with net income of $5.2 million or $0.43 per diluted share for the third quarter of 2006 and net income of $2.9 million or $0.22 per diluted share in the fourth quarter of the prior year. The decline from the third quarter of 2006 was attributed to the combination of a $389,000 decline in net interest income, a $570,000 increase in noninterest expense, the $491,000 credit for loan loss in the third quarter of 2006 compared to no credit or provision for loan loss in the fourth quarter of 2006 and the $1.4 million gain on the sale of the Company’s trust operations recorded during the third quarter of 2006. Fourth quarter 2006 net income of $3.0 million represented a slight increase from fourth quarter 2005 net income of $2.9 million. The slight increase from the fourth quarter last year is attributed to the combination of a $1.4 million decrease in provision for loan loss and a $1.0 million decrease in noninterest expense, partially offset by a $1.7 million decline in net interest income.
Net interest income for the fourth quarter of 2006 declined $1.7 million compared to the same quarter last year, or 10.7%, to $14.3 million primarily the result of an 11 basis point drop in tax-equivalent net interest margin, a $138.4 million reduction in average interest-earning assets coupled with a change in the mix of those interest-earning assets from higher yielding loans to lower yielding investments. The net interest margin for the fourth quarter of 2006 was 3.44% compared with 3.55% in the same quarter last year.
The provision for loan losses totaled $1.4 million for fourth quarter 2005 compared with a credit for loan losses of $491,000 for the third quarter of 2006 and no credit or provision recorded for the fourth quarter of 2006. Net loan charge-offs were $633,000, or 0.27% of average loans, for the fourth quarter 2006 compared to $2.0 million, or 0.79% of average loans for the fourth quarter 2005.
Noninterest income for the fourth quarter of 2006 declined $142,000, or 2.9%, to $4.8 million, from $4.9 million in the fourth quarter of 2005. The primary reason was the $297,000 decline in financial services group fees and commissions, as the Company sold its trust relationships during the third quarter of 2006 and experienced lower sales volumes in the broker-dealer business.
Noninterest expense for the fourth quarter of 2006 was $15.2 million, a 6.2% decrease from $16.2 million in the fourth quarter of 2005. Salaries and benefits increased $387,000 to $8.3 million in the fourth quarter of 2006 compared to the same quarter last year. The increase resulted from stock compensation expense recorded in 2006 as a result of the adoption of SFAS No. 123(R) and the reversal of certain bonus and incentive accruals in the prior year due to full-year 2005 financial results. Professional fees and services decreased to $747,000 in the fourth quarter of 2006, down 45.5% from $1.4 million in the fourth quarter of 2005. Other noninterest expense decreased $878,000, or 25.4% to $2.6 million in the fourth quarter of 2006 compared to the same quarter last year. This decrease in other noninterest expenses was due in part to one-time restructuring costs incurred in the fourth quarter of 2005.
Average total deposits were down 7.7% for the fourth quarter 2006 to $1.631 billion in comparison to $1.766 billion in the same quarter last year. Contributing to the decline in deposits were fewer certificates of deposit, including brokered certificates of deposit, as the Company actively managed to lower the level of these higher cost deposits. Other deposit categories declined due to deposit outflows associated with the effects of the 2005 loan sale and from competitors offering higher rate products.
Average total loans declined 6.7% to $933.0 million for the fourth quarter 2006, compared with $1.002 billion for the same quarter in the prior year. The Company’s loan portfolio declined as loan payments outpaced new loan originations. The Company’s strategy is to rebuild a balanced quality loan portfolio and loan originations slowed due to more stringent underwriting requirements, firm pricing disciplines and a highly competitive marketplace for quality loans. Nonperforming assets at December 31, 2006 were $17.0 million compared with $14.4 million at September 30, 2006, and $19.7 million at December 31, 2005. The increase in the fourth quarter 2006 was principally due to one credit in the dairy industry.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, lines of credit, and access to capital markets.
Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the Federal Reserve Bank.
The primary sources of liquidity for FII are dividends from the Bank and access to capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings, short-term liquid assets. FSIS relies on cash flows from operations and funds from FII when necessary.
The Company’s cash and cash equivalents were $109.8 million at December 31, 2006, up from $91.9 million at December 31, 2005. The Company began investing in commercial paper due in less than 90 days during 2006 and has classified the short-term investment as a cash equivalent when applicable. No such commercial paper was held as of December 31, 2006. The Company’s net cash provided by operating activities totaled $30.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash provided by investing activities totaled $120.5 million, which included net proceeds of $56.4 million from a decline in securities and $62.0 million of loan payments in excess of loan originations. Net cash used in financing activities of $132.8 million was primarily attributed to the $99.6 million decrease in deposits.
The Company’s cash and cash equivalents were $91.9 million at December 31, 2005, an increase of $45.8 million from $46.1 million at December 31, 2004. The Company’s net cash provided by operating activities totaled $45.1 million. The principal source of operating activity cash flow was the Company’s net income adjusted for noncash income and expenses items and changes in other assets and other liabilities. The Company utilized its cash in investing activities through the net acquisition of $84.5 million in securities and $4.8 million in premises and equipment. Net cash provided from investment activities included $70.5 million of loan payments in excess of loan originations, $140.5 million generated from the sale of commercial-related loans and $4.5 million from the sale of the discontinued subsidiary. The Company utilized cash in financing activities by funding a $101.7 million decrease in deposits, reducing debt by $17.4 million and paying $6.9 million in dividends to shareholders.
Contractual Obligations
The following table presents the Company’s contractual obligations at December 31, 2006:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$4,689	$769	$1,310	$831	$1,779
Service agreements and other	2,049	536	575	575	363
Long-term borrowings	38,187	12,321	25,720	146	—
Junior subordinated debentures	16,702	—	—	—	16,702

Total contractual obligations	$61,627	$13,626	$27,605	$1,552	$18,844

Off-Balance Sheet Arrangements
The Company has guaranteed distributions and payments for redemption or liquidation of trust preferred securities issued by a wholly owned, deconsolidated subsidiary trust to the extent of funds held by the trust. Although the guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated statement of financial condition as junior subordinated debentures. The subsidiary’s trust preferred securities currently qualify as Tier 1 capital under the Federal Reserve Board’s capital adequacy guidelines. For further information regarding the junior subordinated debentures issued to unconsolidated subsidiary trust, see Note 10 of the notes to consolidated financial statements.
In the normal course of business, the Company has outstanding commitments to extend credit that are not reflected in its consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2006 stand-by letters of credit totaling $5.8 million and unused loan commitments of $258.6 million were contractually available. Comparable amounts for these commitments at December 31, 2005 were $9.5 million and $231.5 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding. For further information regarding the outstanding loan commitments, see Note 12 of the notes to consolidated financial statements.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. At December 31, 2006 and 2005, the total notional amount of these derivatives (rate lock agreements and forward commitments) held by the Company amounted to $4.5 million and $8.2 million, respectively.
Capital Resources
The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum total risk-based capital ratio of 8.0%. Leverage ratio is also utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%. The following table reflects the components of those ratios:

(Dollars in thousands)	2006	2005	2004

Total shareholders’ equity	$182,388	$171,757	$184,287
Less: Unrealized gain (loss) on securities available for sale	(6,800)	(6,178)	3,884
Unrecognized net periodic pension costs	210	—	—
Unrecognized net periodic postretirement costs	(1,814)	—	—
Disallowed goodwill and other intangible assets	38,263	38,839	43,476
Plus: Minority interests in consolidated subsidiaries	—	—	178
Qualifying trust preferred securities	16,200	16,200	16,200

Total Tier 1 capital	$168,729	$155,296	$153,305

Adjusted quarterly average assets	$1,894,611	$2,042,731	$2,149,947

Tier 1 leverage ratio	8.91%	7.60%	7.13%

Total Tier 1 capital	$168,729	$155,296	$153,305
Plus: Qualifying allowance for loan losses	13,355	14,191	17,271

Total risk-based capital	$182,084	$169,487	$170,576

Net risk-weighted assets	$1,064,686	$1,129,277	$1,359,803

Total risk-based capital ratio	17.10%	15.01%	12.54%
The Company’s Tier 1 leverage ratio was 8.91% at December 31, 2006. The ratio increased from 7.60% at December 31, 2005. Total Tier 1 capital of $168.7 million at December 31, 2006 increased $13.4 million from

$155.3 million at December 31, 2005. Total shareholders’ equity increased $10.6 million in 2006, primarily resulting from the $17.4 million of net income and $865,000 in additional paid in capital from the amortization of unvested stock-based compensation, offset by $5.3 million in dividends declared, $604,000 in unrealized loss on securities available for sale and $1.6 million in unrecognized net periodic pension and postretirement costs associated with the adoption of SFAS No. 158.
The Company’s total risk-based capital ratio was 17.10% at December 31, 2006, up from 15.01% at December 31, 2005. Total risk-based capital was $182.1 million at December 31, 2006, an increase of $12.6 million from $169.5 million at December 31, 2005. The risk-based capital ratio improvement was also impacted by the change in the Company’s asset composition, as the Company experienced a decrease in higher risk-weighted loans, coupled with an increase in lower risk-weighted investment securities.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by FII’s Board of Directors. The Company’s management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management develops an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.
Net Interest Income at Risk Analysis
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis at December 31, 2006:
(Dollars in thousands)

Change in Interest
Rates in Basis Points	Net Interest Income			Economic Value of Equity
(Rate Shock)	Amount	$Change	% Change	Amount	$Change	% Change

200	$59,503	$(2,871)	(4.60)%	$302,527	$(38,615)	(11.32)%
100	61,112	(1,262)	(2.02)%	321,789	(19,353)	(5.67)%
Static	62,374	—	—	341,142	—	—
(100)	63,721	1,347	2.16%	362,643	21,501	6.30%
(200)	64,275	1,901	3.05%	377,987	36,845	10.80%
The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2006, a 200 basis point increase in rates would decrease net interest income by $2.9 million, or 4.60%, over the next twelve-month period. A 200 basis point decrease in rates would increase net interest income by $1.9 million, or 3.05%, over a twelve-month period. As of December 31, 2006, a 200 basis point increase in rates would decrease the economic value of equity by $38.6 million, or 11.32%, over the next twelve-month period. A 200 basis point decrease in rates would increase the economic value of equity by $36.8 million, or 10.80%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates.

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
In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.
Gap Analysis
The following table (the “Gap Table”) sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) are subject to immediate withdrawal and are therefore shown to re-price in the period of less than 30 days. Prepayment and re-pricing rates can have a significant impact on the estimated gap. The results shown are based on numerous assumptions and there can be no assurance that the presented results will approximate actual future activity.

	December 31, 2006
	Volumes Subject to Repricing Within
	0-30	31-180	181-365	1-3	3-5	>5	Non-
(Dollars in thousands)	days	days	days	years	years	years	Sensitive	Total

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$62,233	$—	$194	$179	$—	$—	$—	$62,606
Investment securities (1)	9,004	100,480	68,695	257,052	164,300	176,005	—	775,536
Loans (2)	299,341	60,852	71,477	193,521	141,558	155,317	5,408	927,474

Total interest- earning assets	370,578	161,332	140,366	450,752	305,858	331,322	5,408	1,765,616

Interest-bearing liabilities:
Interest-bearing demand, savings and money market	674,224	—	—	—	—	—	—	674,224
Certificates of deposit	84,846	207,841	288,737	77,043	10,743	478	—	669,688
Borrowed funds (3)	32,315	1,023	11,294	25,720	145	16,702	—	87,199

Total interest- bearing liabilities	791,385	208,864	300,031	102,763	10,888	17,180	—	1,431,111

Period gap	$(420,807)	$(47,532)	$(159,665)	$347,989	$294,970	$314,142	$5,408	$334,505

Cumulative gap	$(420,807)	$(468,339)	$(628,004)	$(280,015)	$14,955	$329,097	$334,505

Period gap to total assets	(22.06)%	(2.49)%	(8.37)%	18.24%	15.46%	16.47%	0.29%	17.54%

Cumulative gap to total assets	(22.06)%	(24.55)%	(32.92)%	(14.68)%	0.78%	17.25%	17.54%

Cumulative interest-earning assets to cumulative interest- bearing liabilities	46.83%	53.18%	51.70%	80.04%	101.06%	123.00%	123.37%

(1)	Amounts shown include the amortized cost of held to maturity securities and the fair value of available for sale securities.

(2)	Amounts shown include loans held for sale and are net of unearned income and net deferred fees and costs.

(3)	Amounts shown include junior subordinated debentures.
For purposes of interest rate risk management, the Company directs more attention on simulation modeling, such as “net interest income at risk” as previously discussed, rather than gap analysis. The net interest income at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Item 8. Financial Statements and Supplementary Data
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)	2006	2005

Assets
Cash and due from banks	$47,166	$46,987
Federal funds sold and interest-bearing deposits in other banks	62,606	44,953
Securities available for sale, at fair value	735,148	790,855
Securities held to maturity (fair value of $40,421 and $42,898 at December 31, 2006 and 2005, respectively)	40,388	42,593
Loans held for sale	992	1,253

Loans	926,482	992,321
Less: Allowance for loan losses	17,048	20,231

Loans, net	909,434	972,090

Premises and equipment, net	34,562	36,471
Goodwill	37,369	37,369
Other assets	39,887	49,821

Total assets	$1,907,552	$2,022,392

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$273,783	$284,958
Interest-bearing demand, savings and money market	674,224	755,229
Certificates of deposit	669,688	677,074

Total deposits	1,617,695	1,717,261
Short-term borrowings	32,310	20,106
Long-term borrowings	38,187	78,391
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Other liabilities	20,270	18,175

Total liabilities	1,725,164	1,850,635

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding 1,586 shares at December 31, 2006 and 2005	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding 174,639 and 174,747 shares at December 31, 2006 and 2005, respectively	17,464	17,475
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,348,122 and 11,334,874 shares at December 31, 2006 and 2005, respectively	113	113
Additional paid-in capital	24,439	23,278
Retained earnings	148,730	136,925
Accumulated other comprehensive loss	(8,404)	(6,178)
Treasury stock, at cost — 5,351 and 1,000 shares at December 31, 2006 and 2005, respectively	(113)	(15)

Total shareholders’ equity	182,388	171,757

Total liabilities and shareholders’ equity	$1,907,552	$2,022,392

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share amounts)	2006	2005	2004

Interest income:
Interest and fees on loans	$68,004	$71,649	$78,063
Interest and dividends on securities	32,778	30,762	27,664
Other interest income	2,288	1,476	448

Total interest income	103,070	103,887	106,175

Interest expense:
Deposits	37,445	30,255	24,624
Short-term borrowings	571	377	284
Long-term borrowings	3,860	4,035	4,132
Junior subordinated debentures	1,728	1,728	1,728

Total interest expense	43,604	36,395	30,768

Net interest income	59,466	67,492	75,407

(Credit) provision for loan losses	(1,842)	28,532	19,676

Net interest income after (credit) provision for loan losses	61,308	38,960	55,731

Noninterest income:
Service charges on deposits	11,504	11,586	11,987
ATM and debit card	2,233	1,680	1,374
Financial services group fees and commissions	1,890	2,687	2,518
Mortgage banking revenues	1,194	1,597	2,147
Income from corporate owned life insurance	521	90	30
Net gain on sale of credit card portfolio	—	—	1,177
Net gain on sale and call of securities	30	14	248
Net gain on sale of student loans held for sale	670	245	—
Net gain on sale of commercial-related loans held for sale	82	9,369	—
Net (loss) gain on sale of premises and equipment	(3)	(321)	2
Net gain (loss) on sale of other real estate and repossessed assets	90	(9)	193
Net gain on sale of trust relationships	1,386	—	—
Other	2,314	2,446	2,473

Total noninterest income	21,911	29,384	22,149

Noninterest expense:
Salaries and employee benefits	33,563	34,763	34,468
Occupancy and equipment	9,465	9,022	8,436
Supplies and postage	1,945	2,173	2,319
Amortization of other intangible assets	420	430	709
Computer and data processing	1,903	1,930	1,780
Professional fees and services	2,837	5,074	3,439
Other	9,479	12,100	10,616

Total noninterest expense	59,612	65,492	61,767

Income from continuing operations before income taxes	23,607	2,852	16,113

Income tax expense (benefit) from continuing operations	6,245	(1,766)	3,170

Income from continuing operations	17,362	4,618	12,943

Discontinued operations:
Loss from operations of discontinued subsidiary	—	(340)	(599)
Loss on sale of discontinued subsidiary	—	(1,071)	—
Income tax expense (benefit)	—	1,041	(149)

Loss on discontinued operations	—	(2,452)	(450)

Net Income	$17,362	$2,166	$12,493

Earnings per common share:
Basic:
Income from continuing operations	$1.40	$0.28	$1.02
Net income	$1.40	$0.06	$0.98
Diluted:
Income from continuing operations	$1.40	$0.28	$1.02
Net income	$1.40	$0.06	$0.98
See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004

					Accumulated Other
	3%	8.48%		Additional	Comprehensive			Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance – December 31, 2003	$167	$17,568	$113	$21,055	$136,938	$8,197	$(935)	$183,103
Purchase of 12 shares of 3% preferred stock	(2)	—	—	1	—	—	—	(1)
Purchase of 112 shares of 8.48% preferred stock	—	(11)	—	(1)	—	—	—	(12)
Purchase of 2,000 shares of common stock	—	—	—	—	—	—	(30)	(30)
Issue 2,266 shares of common stock — directors plan	—	—	—	36	—	—	16	52
Issue 65,975 shares of common stock - exercised stock options, net of tax	—	—	—	667	—	—	464	1,131
Tax benefit from stock options exercised	—	—	—	204	—	—	—	204
Issue 14,524 shares of common stock - Burke Group, Inc. acquisition and earnout	—	—	—	223	—	—	102	325
Comprehensive income:
Net income	—	—	—	—	12,493	—	—	12,493
Net unrealized loss on securities available for sale (net of tax of ($2,765))	—	—	—	—	—	(4,164)	—	(4,164)
Reclassification adjustment for net gains included in net income (net of tax of $99)	—	—	—	—	—	(149)	—	(149)

Other comprehensive loss								(4,313)

Total comprehensive income								8,180

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,490)	—	—	(1,490)
Common — $0.64 per share	—	—	—	—	(7,170)	—	—	(7,170)

Balance — December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287

Purchase of 68 shares of 3% preferred stock	(6)	—	—	3	—	—	—	(3)
Purchase of 824 shares of 8.48% preferred stock	—	(82)	—	(4)	—	—	—	(86)
Purchase of 6,000 shares of common stock	—	—	—	—	—	—	(89)	(89)
Issue 3,140 shares of common stock — directors plan	—	—	—	35	—	—	22	57
Issue 67,253 shares of common stock - exercised stock options, net of tax	—	—	—	648	—	—	292	940
Tax benefit from stock options exercised	—	—	—	129	—	—	—	129
Issue 20,406 shares of common stock - Burke Group, Inc. contingent earnout	—	—	—	282	—	—	143	425
Comprehensive loss:
Net income	—	—	—	—	2,166	—	—	2,166
Net unrealized loss on securities available for sale (net of tax of ($6,670))	—	—	—	—	—	(10,053)	—	(10,053)
Reclassification adjustment for net gains included in net income (net of tax of $5)	—	—	—	—	—	(9)	—	(9)

Other comprehensive loss								(10,062)

Total comprehensive loss								(7,896)

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,483)	—	—	(1,483)
Common — $0.40 per share	—	—	—	—	(4,519)	—	—	(4,519)

Balance — December 31, 2005	$159	$17,475	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757

Purchase of 108 shares of 8.48% preferred stock	—	(11)	—	—	—	—	—	(11)
Purchase of 20,351 shares of common stock	—	—	—	—	—	—	(335)	(335)
Issue 5,693 shares of common stock – directors retainer	—	—	—	28	—	—	84	112
Issue 10,355 shares of common stock - exercised stock options, net of tax	—	—	—	173	—	—	23	196
Excess tax benefit from stock options exercised	—	—	—	8	—	—	—	8
Issue 13,200 shares of common stock - restricted stock awards	—	—	—	131	(261)	—	130	—
Amortization of unvested stock options	—	—	—	821	—	—	—	821
Amortization of unvested restricted stock awards	—	—	—	—	44	—	—	44
Defined benefit pension plan – adjustment for SFAS 158:
Net prior service cost (net of tax of ($1,087))	—	—	—	—	—	(1,704)	—	(1,704)
Net loss (net of tax of ($70))	—	—	—	—	—	(110)	—	(110)

Net adjustment for defined benefit pension plan								(1,814)

Postretirement benefit plan – adjustment for SFAS 158:
Net prior service benefit (net of tax of $287)	—	—	—	—	—	450	—	450
Net loss (net of tax of ($153))	—	—	—	—	—	(240)	—	(240)

Net adjustment for postretirement benefit plan								210

Comprehensive income:
Net income	—	—	—	—	17,362	—	—	17,362
Net unrealized loss on securities available for sale (net of tax of ($229))	—	—	—	—	—	(604)	—	(604)
Reclassification adjustment for net gains included in net income (net of tax of ($12))	—	—	—	—	—	(18)	—	(18)

Other comprehensive loss								(622)

Total comprehensive income								16,740

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,481)	—	—	(1,481)
Common — $0.34 per share	—	—	—	—	(3,854)	—	—	(3,854)

Balance — December 31, 2006	$159	$17,464	$113	$24,439	$148,730	$(8,404)	$(113)	$182,388

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$17,362	$2,166	$12,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,125	4,388	4,421
Net amortization of premiums and discounts on securities	644	874	1,801
(Credit) provision for loan losses	(1,842)	28,532	19,676
Amortization of unvested stock options	821	—	—
Amortization of unvested restricted stock awards	44	—	—
Tax benefit from stock options exercised	22	129	204
Deferred income tax expense (benefit)	63	7,702	(4,477)
Proceeds from sale of loans held for sale	69,451	86,258	66,451
Originations of loans held for sale	(68,793)	(84,287)	(64,218)
Net gain on sale of securities	(30)	(14)	(248)
Net gain on sale of loans held for sale	(973)	(776)	(910)
Net gain on sale of credit card portfolio	—	—	(1,177)
Net gain on sale of commercial-related loans held for sale	(82)	(9,369)	—
Net (gain) loss on sale and disposal of other assets	(87)	339	(195)
Loss on sale of discontinued subsidiary	—	1,071	—
Minority interest in net income of subsidiaries	—	54	26
Net gain on sale of trust relationships	(1,386)	—	—
Decrease in other assets	8,538	9,279	4,782
Increase (decrease) in other liabilities	2,325	(1,247)	2,943

Net cash provided by operating activities	30,202	45,099	41,572

Cash flows from investing activities:
Purchase of securities:
Available for sale	(66,769)	(260,291)	(353,567)
Held to maturity	(32,524)	(27,382)	(30,828)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	119,305	176,604	181,707
Held to maturity	34,724	24,091	38,603
Proceeds from sale of securities available for sale	1,699	2,445	40,930
Net loan pay-downs	61,996	70,511	68,833
Net proceeds from sale of credit card portfolio	—	—	5,703
Net proceeds from sale of commercial-related loans	659	140,453	—
Net proceeds from sale of discontinued subsidiary	—	4,538	—
Proceeds from sales of other assets	1,847	59	103
Proceeds from sales of trust relationships	1,386	—	—
Purchase of premises and equipment	(1,871)	(4,843)	(5,947)
Purchase of bank subsidiary minority interest	—	(212)	—
Proceeds from sale of equity investment in Mercantile Adjustment Bureau	—	—	2,400

Net cash provided by (used in) investing activities	120,452	125,973	(52,063)

Cash flows from financing activities:
Net (decrease) increase in deposits	(99,566)	(101,689)	58
Net increase (decrease) in short-term borrowings	12,204	(8,448)	5,029
Repayment of long-term borrowings	(40,204)	(8,967)	(26,640)
Purchase of preferred and common shares	(346)	(178)	(43)
Issuance of common shares	112	57	52
Stock options exercised	196	940	1,131
Excess tax benefit from stock options exercised	8	—	—
Dividends paid	(5,226)	(6,902)	(8,652)

Net cash used in financing activities	(132,822)	(125,187)	(29,065)

Net increase (decrease) in cash and cash equivalents	17,832	45,885	(39,556)

Cash and cash equivalents at the beginning of the year	91,940	46,055	85,611

Cash and cash equivalents at the end of the year	$109,772	$91,940	$46,055

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$42,438	$35,178	$29,398
Income taxes paid	4,051	—	6,553
Income taxes received	(6,300)	—	—
Noncash investing and financing activities:
Issuance of common stock in purchase acquisitions/earnouts	$—	$425	$325
Net transfer of loans to/from held for sale at estimated fair value	—	131,658	—
Real estate and other assets acquired in settlement of loans	2,502	1,833	3,082
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
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, FII’s Board of Directors implemented changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged three of its bank subsidiaries, Wyoming County Bank (100% owned) (“WCB”), National Bank of Geneva (100% owned) (“NBG”) and Bath National Bank (100% owned) (“BNB”) into its New York State-chartered bank subsidiary, First Tier Bank & Trust (100% owned) (“FTB”), which was then renamed Five Star Bank (“FSB” or the “Bank”). The merger was accounted for at historical cost as a combination of entities under common control.
FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed expansion of business operations to include financial services subsidiaries, namely, Five Star Investment Services, Inc. (100% owned) (“FSIS”) (formerly known as The FI Group, Inc. (“FIGI”)) and the Burke Group, Inc. (formerly 100% owned) (“BGI”), collectively referred to as the “Financial Services Group” (“FSG”). FSIS is a brokerage subsidiary that commenced operations as a start-up company in March 2000. BGI, an employee benefits and compensation consulting firm, was acquired by the Company in October 2001. During 2005, the Company sold the stock of BGI and its results have been reported separately as a discontinued operation in the consolidated statements of income for all periods presented in these financial statements. Since the sale of BGI occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded at December 31, 2006 and 2005. BGI’s cash flows are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of cash flow.
During 2003, FII terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
In February 2001, the Company formed FISI Statutory Trust I (100% owned) (the “Trust”) and capitalized the entity with a $502,000 investment in the Trust’s common securities. The Trust was formed to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). Effective December 31, 2003, the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the trust recorded in other assets in the Company’s consolidated statements of financial position.
The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed in further detail later in this note.
Certain amounts in the prior years’ consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and due from banks, federal funds sold and interest-bearing deposits in other banks are considered cash and cash equivalents.
Securities
The Company classifies its securities as either available for sale or held to maturity at the time of purchase. Securities that the Company has the ability and intent to hold to maturity, are carried at amortized cost and classified as held to maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized gains or losses related to securities available for sale are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of the related deferred income tax effect.
A decline in the fair value of any security below cost that is deemed other-than-temporary is charged to income resulting in the establishment of a new cost basis for the security. Interest income includes interest earned on the securities adjusted for amortization of premiums and accretion of discounts on the related securities using the interest method. Realized gains or losses from the sale of available for sale securities are recognized on the trade date using the specific identification method.
The Company classifies securities in the following categories:
•	U.S. treasury securities;

•	U.S. government agency securities;

•	U.S. government-sponsored enterprise (“GSE”) securities;

•	Mortgage-backed pass-through securities (“MBS”), collateralized mortgage obligations (“CMO”) and other asset-backed securities (“ABS”);

•	State and municipal obligations;

•	Corporate bonds and other; and

•	Equity securities
Loans Held for Sale and Mortgage Banking Activities
Loans held for sale are recorded at the lower of aggregated cost or fair value, by category. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Loan servicing fees are recognized on an accrual basis.
The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. The Company makes the determination of whether or not to identify the mortgage as a loan held for sale at the time the application is received from the borrower based on the Company’s intent and ability to hold the loan.
Capitalized mortgage servicing rights are recorded at their fair value at the time a loan is sold and servicing rights are retained. Capitalized mortgage servicing rights are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. The carrying value of originated mortgage servicing rights is periodically evaluated for impairment. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms, using discounted cash flows and market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized asset. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance.
The Company also extends rate lock commitments to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock commitments, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. The mortgage forward sale commitments are with U.S. government agencies or government-sponsored enterprises, namely Federal Home Loan Mortgage Corporation (“FHLMC”), State of New York Mortgage Agency (“SONYMA”) and Federal Housing Agency (“FHA”).
Mortgage banking activities (a component of noninterest income in the consolidated statements of income) consist of fees earned for servicing mortgage loans sold to third parties, net gains (or net losses) recognized on sales of residential real state loans, and amortization and impairment losses recognized on capitalized mortgage servicing assets.
The Company also originates student loans and has a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. The Company does not retain the right to service the loans upon sale.
During 2005, the Company decided to sell a substantial amount of commercial-related problem loans. The Company transferred the commercial-related loans to held for sale at the estimated fair value less costs to sell, which resulted in commercial-related charge-offs being recorded. The majority of the commercial-related loans held for sale were sold or settled during 2005 resulting in a net gain.
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
Loans, including impaired loans, are generally classified as nonaccruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days (120 days for consumer loans), unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccruing if repayment in full of principal and/or interest is uncertain.
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment and there is a sustained period of repayment performance (generally a minimum of six months) in accordance with the contractual terms of the loan.
While a loan is classified as nonaccruing, payments received are generally used to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccruing loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.
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
For larger balance commercial-related loans, the Company conducts a periodic assessment on a loan-by-loan basis of losses, when it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, and the loan is considered impaired. An impairment reserve is established based upon the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off, and loans designated as a troubled debt restructuring. Problem commercial loans are assigned risk ratings under the allowance for credit losses methodology.
The allowance for loan losses for smaller balance homogeneous loans are estimated based on historical charge-off experience, levels and trends of delinquent and nonaccruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, and concentrations of credit risk.
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
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The Company generally amortizes buildings and building improvements over a period of 15 to 39 years and furniture and equipment over a period of 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Premises and equipment are periodically reviewed for impairment or when circumstances present indicators of impairment.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not being amortized, but is required to be tested for impairment annually and if an event occurs or circumstances change that would make it more likely than not to reduce the fair value of a reporting unit below its carrying value. Other intangible assets are being amortized on the straight-line method, over the expected periods to be benefited. Other intangible assets are periodically reviewed for impairment or when events or changed circumstances may affect the underlying basis of the assets.

Other Real Estate Owned
Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any difference of the loan balance over the fair value, less estimated costs to sell, is recorded against the allowance for loan losses. Other real estate owned is subsequently recorded at the lower of cost or fair value, less estimated costs to sell. Expenses and subsequent adjustments to the fair value are treated as other noninterest expense in the consolidated statements of income.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock
The non-marketable investments in FHLB and FRB stock are included in other assets in the consolidated statements of financial condition at par value or cost and are periodically reviewed for impairment. The dividends received relative to these investments are included in other noninterest income in the consolidated statements of income.
As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock in proportion to the volume of certain transactions with the FHLB. FHLB stock totaled $3.6 million and $4.4 million at December 31, 2006 and 2005, respectively.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $2.8 million and $2.7 million at December 31, 2006 and 2005, respectively.
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
The Company also has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial position and totaled $1.9 million and $1.7 million at December 31, 2006 and 2005, respectively.
Securities Sold Under Repurchase Agreements
Securities sold under repurchase agreements (“repurchase agreements”) are agreements in which the Company transfers the underlying securities to a third-party custodian’s account that explicitly recognizes the Company’s interest in the securities. The repurchase agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in Statement of Financial Accounting Standard (“SFAS”) No. 140. The Company’s repurchase agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the repurchase agreements continue to be carried in the Company’s securities portfolio.

Retirement and Postretirement Benefit Plans
The defined benefit pension plan and defined contribution profit sharing (401(k)) plan benefits are expensed as applicable employees earn benefits. The recognition of defined benefit pension plan and postretirement plan expense is significantly impacted by estimates made by management such as discount rates used to value certain liabilities and expected return on assets. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with the defined benefit pension and postretirement benefit plans.
Effective December 31, 2006, the Company adopted certain provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the Company to recognize the over-funded status (asset) or under-funded status (liability) of its defined benefit pension and postretirement benefit plans on its consolidated statements of financial position as an adjustment to accumulated other comprehensive income (loss).
Stock Compensation Plans
Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 included compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and those granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).
The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 and 2004:

(Dollars in thousands, except per share amounts)	2005	2004

Reported net income	$2,166	$12,493

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	348	307

Pro forma net income	1,818	12,186

Less: Preferred stock dividends	1,488	1,495

Pro forma net income available to common shareholders	$330	$10,691

Basic income per share:
Reported	$0.06	$0.98
Pro forma	0.03	0.96

Diluted income per share:
Reported	$0.06	$0.98
Pro forma	0.03	0.95

(1)	For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the vesting periods.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Net deferred tax assets are periodically evaluated to determine if a valuation allowance is required.
Financial Instruments With Off-Balance Sheet Risk
The Company’s financial instruments with off-balance sheet risk are commercial stand-by letters of credit and mortgage, home equity and commercial loan commitments. These financial instruments are reflected in the statements of financial condition upon funding.
Financial Services Group (“FSG”) Fees and Commissions
FSG fees and commissions are derived from sales of investment products and services to customers and from trust services provided to customers prior to the sale of the trust relationships during the third quarter of 2006. Fees and commissions are recorded on the accrual basis of accounting. Assets held in fiduciary or agency capacities for customers were not included in the accompanying consolidated statements of financial condition, since such items are not assets of the Company.
Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s primary reportable segment is its subsidiary bank, Five Star Bank (“FSB”). During 2005, the Company completed a strategic realignment, which involved the merger of its subsidiary banks into a single state-chartered bank, FSB. FSG was also deemed a reportable segment in prior years, as the Company evaluated the performance of this line of business separately. However, with the sale of BGI during 2005, the FSG segment no longer meets the thresholds included in SFAS No. 131 for separation.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires companies to recognize in the income statement, over the requisite service period, the estimated grant-date fair value of stock options and other equity-based compensation issued to employees and directors using option pricing models, which eliminates the ability to account for stock options under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. The Company adopted this statement effective January 1, 2006 and chose to apply the modified-prospective transition method. Accordingly, awards granted, modified or settled after January 1, 2006 are accounted for in accordance with SFAS No. 123(R) and any unvested equity awards granted prior to that date are recognized in the consolidated statements of income as service is rendered based on their grant-date fair value calculated in accordance with SFAS No. 123. The disclosures required by SFAS No. 123(R) are included in Note 14 and the pro forma expense disclosures for the years ended December 31, 2005 and 2004 are disclosed in the “Stock Compensation Plans” section of Note 1.
In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP requires that an investor recognize an other-than-temporary impairment loss when it determines that an impaired security will not fully recover prior to the expected time of sale or maturity. The Company adopted the FSP effective January 1, 2006 and adoption did not have an effect on its consolidated financial position, consolidated results of operations, or liquidity.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company plans to adopt this statement effective January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company did not elect for early adoption and plans to adopt this statement effective January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement effective January 1, 2007 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for the Company’s fiscal year ended December 31, 2006 and application did not have an effect on consolidated financial position, consolidated results of operations, or liquidity.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 for the year ended December 31, 2006 and the required disclosures are included in

Note 13. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end, with limited exceptions. The Company is required and plans to adopt this provision for the fiscal year ending December 31, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company is required to adopt SFAS No. 159 for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS No. 157. The Company plans to adopt this statement on January 1, 2008 and is currently assessing the impact the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
(2) Discontinued Operation
In 2005, the Company decided to dispose of its BGI subsidiary. The results of BGI have been reported separately as a discontinued operation in the consolidated statements of income. As a result, the Company recorded a loss from operations of the discontinued subsidiary of $340,000, a loss on the sale of BGI of $1.1 million and income tax expense associated with discontinued operations of $1.0 million for the year ended December 31, 2005. Since the sale occurred during 2005, there are no assets or liabilities associated with the discontinued operation recorded in the consolidated statements of financial condition at December 31, 2006 and 2005. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow.
(3) Securities
The aggregate amortized cost and fair value of securities available for sale and held to maturity are as follows at December 31:

(Dollars in thousands)	2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale:
GSE	$235,724	$59	$3,987	$231,796
MBS, CMO and ABS	308,141	106	8,204	300,043
State and municipal obligations	198,428	1,272	1,390	198,310
Corporate bonds and other	3,913	—	1	3,912
Equity securities	80	1,007	—	1,087

Total securities available for sale	$746,286	$2,444	$13,582	$735,148

Securities held to maturity:
State and municipal obligations	$40,388	$157	$124	$40,421

Total securities held to maturity	$40,388	$157	$124	$40,421

(Dollars in thousands)	2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale:
GSE	$256,827	$122	$5,014	$251,935
MBS, CMO and ABS	324,399	297	7,069	317,627
State and municipal obligations	219,824	2,179	1,743	220,260
Equity securities	81	952	—	1,033

Total securities available for sale	$801,131	$3,550	$13,826	$790,855

Securities held to maturity:
State and municipal obligations	$42,593	$479	$174	$42,898

Total securities held to maturity	$42,593	$479	$174	$42,898

Interest and dividends on securities totaled $32.8 million, $30.8 million and $27.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Taxable interest and dividend income totaled $23.9 million, $22.2 million and $19.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Non-taxable interest and dividend income totaled $8.9 million, $8.6 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The amortized cost and fair value of debt securities by contractual maturity follow at December 31:

(Dollars in thousands)	2006
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$97,157	$96,778	$30,440	$30,387
Due in one to five years	342,134	336,434	6,832	6,838
Due in five to ten years	117,563	115,208	2,198	2,250
Due after ten years	189,352	185,641	918	946

	$746,206	$734,061	$40,388	$40,421

Maturities of MBS, CMO and ABS are classified in accordance with the contractual repayment schedules, however actual maturities may differ from contractual maturities for these types of securities since issuers generally have the right to prepay obligations.
During 2006, proceeds from sale of securities available for sale were $1.7 million, realized gross gains were $30,000 and there were no gross losses. During 2005, proceeds from sale of securities available for sale were $2.4 million, realized gross gains were $14,000 and there were no gross losses. During 2004, proceeds from sale of securities available for sale were $40.9 million, realized gross gains were $248,000 and there were no gross losses.
Securities held to maturity and available for sale with carrying values of $544.8 million and $560.8 million were pledged as collateral for municipal deposits and repurchase agreements at December 31, 2006 and 2005, respectively.
Information on temporarily impaired securities segregated according to the period of time such securities were in a continuous unrealized loss position, is summarized as follows at December 31:

(Dollars in thousands)	2006
	Less than		12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities available for sale:
GSE	$5,231	$36	$223,565	$3,951	$228,796	$3,987
MBS, CMO and ABS	45,967	627	233,972	7,577	279,939	8,204
State and municipal obligations	15,004	38	89,258	1,352	104,262	1,390
Corporate bonds and other	3,912	1	—	—	3,912	1

Total securities available for sale	70,114	702	546,795	12,880	616,909	13,582

Securities held to maturity:
State and municipal obligations	27,706	69	3,495	55	31,201	124

Total temporarily impaired securities	$97,820	$771	$550,290	$12,935	$648,110	$13,706

(Dollars in thousands)	2005
	Less than		12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities available for sale:
GSE	$95,853	$1,403	$141,975	$3,611	$237,828	$5,014
MBS, CMO and ABS	180,971	2,984	110,774	4,085	291,745	7,069
State and municipal obligations	72,726	834	33,546	909	106,272	1,743

Total securities available for sale	349,550	5,221	286,295	8,605	635,845	13,826

Securities held to maturity:
State and municipal obligations	23,955	169	235	5	24,190	174

Total temporarily impaired securities	$373,505	$5,390	$286,530	$8,610	$660,035	$14,000

The tables above represent 1,173 and 1,113 of investment securities where the current fair value is less than the related amortized cost as of December 31, 2006 and 2005, respectively. The securities in an unrealized loss position for twelve months or longer totaled 842 and 348 at December 31, 2006 and 2005, respectively. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses presented above do not reflect deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates. The Company has the ability and intent to hold these securities until their fair value recovers to their amortized cost, therefore management has determined that the securities that were in an unrealized loss position at December 31, 2006, and 2005 represent only temporary declines in fair value.
(4) Loans Held for Sale
During the year ended December 31, 2005, the Company transferred $169.0 million in commercial-related loans to held for sale, at an estimated fair value less costs to sell of $132.3 million. As a result, $36.7 million in commercial-related charge-offs were recorded. Subsequent to the transfer date, the Company decided not to proceed with the sale of $613,000 of these commercial-related loans held for sale and returned the loans to portfolio at the lower of cost or fair value. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of commercial-related loans held for sale.

A summary of loans held for sale is as follows at December 31:

(Dollars in thousands)	2006	2005

Commercial and agricultural *	$—	$577
Residential real estate	992	676

Total loans held for sale	$992	$1,253

*	All commercial and agricultural loans held for sale are in nonaccruing status.
Residential mortgages serviced for others amounting to $355.2 million and $377.6 million at December 31, 2006 and 2005, respectively, are not included in the consolidated statements of financial condition. Proceeds from the sale of loans held for sale (excluding commercial-related) were $69.5 million, $86.3. million and $66.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net gain on the sale of loans held for sale (excluding commercial-related) was $973,000, $776,000 and $910,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The activity in capitalized mortgage servicing assets, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Mortgage servicing assets at beginning of year	$1,557	$1,946	$2,294

Originations	224	309	451
Amortization	(616)	(698)	(799)

Mortgage servicing assets at end of year	1,165	1,557	1,946

Valuation allowance	(2)	(3)	(70)

Mortgage servicing assets at end of year, net	$1,163	$1,554	$1,876

(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $4.5 million and $3.3 million at December 31, 2006 and 2005, respectively, are summarized as follows:

(Dollars in thousands)	2006	2005

Commercial	$105,806	$116,444
Commercial real estate	243,966	264,727
Agricultural	56,808	75,018
Residential real estate	268,446	274,487
Consumer and home equity	251,456	261,645

Total loans	926,482	992,321

Allowance for loan losses	(17,048)	(20,231)

Loans, net	$909,434	$972,090

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration pertaining to the communities that the Company serves.

The following table sets forth the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Allowance for loan losses at beginning of year	$20,231	$39,186	$29,064

Loan charge-offs	4,199	49,286	10,797
Loan recoveries	2,858	1,799	1,243

Net charge-offs	1,341	47,487	9,554

(Credit) provision for loan losses	(1,842)	28,532	19,676

Allowance for loan losses at end of year	$17,048	$20,231	$39,186

The following table sets forth information regarding nonaccruing loans and other nonperforming assets at December 31:

(Dollars in thousands)	2006	2005

Nonaccruing loans:
Commercial	$2,205	$4,389
Commercial real estate	4,661	6,985
Agricultural	4,836	2,786
Residential real estate	3,602	3,096
Consumer and home equity	533	505

Total nonaccruing loans	15,837	17,761

Accruing loans 90 days or more delinquent	3	276

Total nonperforming loans	15,840	18,037

Other real estate owned (“ORE”)	1,203	1,099

Total nonperforming loans and ORE	17,043	19,136

Nonaccruing commercial-related loans held for sale	—	577

Total nonperforming assets	$17,043	$19,713

During the years ended December 31, 2006, 2005 and 2004, the amount of interest income forgone on nonaccruing loans outstanding at the respective year-ends totaled $1.5 million, $1.4 million and $4.8 million, respectively.
Impaired loans, all of which were assigned a specific allowance for loan losses, totaled $11.7 million and $14.2 million at December 31, 2006 and 2005, respectively. The total specific allowance for impaired loans totaled $1.6 million and $2.6 million at December 31, 2006 and 2005, respectively.
Additional information related to impaired loans is as follows for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Average balance of impaired loans	$11,972	$25,182	$45,645
Interest income recognized on impaired loans (cost recovery)	—	—	102
Loans outstanding to certain officers, directors, or companies in which they have 10% or more beneficial ownership, including officers and directors of the Company, as well as its subsidiaries (“Insiders”), approximated $1.1 million and $2.0 million at December 31, 2006 and 2005, respectively. At December 31, 2006, there were no loans to insiders identified as potential problem loans. At December 31, 2005, there were no loans to insiders identified as potential problem loans, however there was an insider loan totaling $155,000 classified as nonaccruing and impaired. These loans were made on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers.

An analysis of activity with respect to insider loans is as follows during the years ended December 31:

(Dollars in thousands)	2006	2005

Insider loans at beginning of year	$2,007	$27,165

New loans to insiders	445	576
Repayments received from insiders	(858)	(916)
Other changes (primarily changes in director and subsidiary director status)	(475)	(24,818)

Insider loans at end of year	$1,119	$2,007

For purposes of analyzing the activity in insider loans, credit renewals are not included as new loans to insiders.
(6) Premises and Equipment
A summary of premises and equipment is as follows at December 31:

(Dollars in thousands)	2006	2005

Land and land improvements	$4,344	$4,344
Buildings and leasehold improvements	34,287	34,017
Furniture, fixtures, equipment and vehicles	22,368	21,695

Premises and equipment	60,999	60,056

Accumulated depreciation and amortization	(26,437)	(23,585)

Premises and equipment, net	$34,562	$36,471

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3.7 million, $3.8 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(7) Goodwill and Other Intangible Assets
The carrying amount of goodwill, all of which was allocated to FSB, totaled $37.4 million at December 31, 2006 and 2005. In accordance with SFAS No. 142, the Company has evaluated goodwill for impairment annually using a discounted cash flow analysis and determined no impairment existed. There were no indicators of impairment after the annual test was performed.
Other intangible assets, included in other assets in the consolidated statements of financial condition, consist entirely of core deposit intangibles and are summarized as follows at December 31:

(Dollars in thousands)	2006	2005

Other intangible assets	$11,263	$11,452

Accumulated amortization	(10,369)	(10,138)

Other intangible assets, net	$894	$1,314

Intangible amortization expense for these other intangible assets amounted to $420,000, $430,000 and $709,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years). Based on the current level of intangible assets, estimated future amortization expense for other intangible assets is as follows:
Year ending December 31:

(Dollars in thousands)
2007	$307
2008	307
2009	280

$894

(8) Deposits
Scheduled maturities for certificates of deposit at December 31, 2006 are as follows:
Mature in year ending December 31:

(Dollars in thousands)
2007	$581,430
2008	68,685
2009	8,352
2010	7,900
2011	2,844
Thereafter	477

$669,688

Certificates of deposit greater than $100,000 totaled $195.4 million and $199.8 million at December 31, 2006 and 2005, respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $9.0 million, $7.1 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
As of December 31, 2006 and 2005, overdrawn deposits included in loans on the consolidated statements of financial condition amounted to $864,000 and $905,000, respectively.
(9) Borrowings
Outstanding borrowings are as follows at December 31:

(Dollars in thousands)	2006	2005

Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$32,310	$20,106

Long-term borrowings:
FHLB advances	$38,187	$53,391
Other	—	25,000

Total long-term borrowings	$38,187	$78,391

Information related to federal funds purchased and securities sold under repurchase agreements are as follows as of and for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Weighted average interest rate at year-end	2.15%	1.46%	0.92%
Maximum outstanding at any month-end	$32,353	$27,675	$30,524
Average amount outstanding during the year	$25,892	$24,550	$25,764
The average amounts outstanding are computed using daily average balances. Related interest expense for 2006, 2005 and 2004 was $559,000, $364,000 and $241,000, respectively.

At December 31, 2006, FHLB advances totaled $38.2 million and carried a weighted average interest rate of 5.12%. FHLB borrowings include both term and amortizing advances and are classified as short-term or long-term in accordance with the original terms. At December 31, 2006, all of the advances were classified as long-term and mature on various dates through 2011. FHLB advances include a $20.0 million fixed-rate callable advance, which can be called by the FHLB on a quarterly basis. FHLB advances are collateralized by $3.6 million of FHLB stock and investment securities with a fair value of approximately $71.2 million at December 31, 2006. At December 31, 2006, the Bank had remaining credit available of approximately $31.5 million under lines of credit with the FHLB. The Bank also had $102.1 million of remaining credit available under unsecured lines of credit with various other banks at December 31, 2006.
The Company also had a credit agreement with another commercial bank and pledged the stock of FSB as collateral for the credit facility. The credit agreement included a $25.0 million term loan facility and a $5.0 million revolving loan facility. At June 30, 2005, the Company was in default of an affirmative financial covenant in the credit agreement and reclassified the borrowing from long-term to short-term. The bank waived the event of default at June 30, 2005. As of September 30, 2005, FII and the bank agreed to modify the covenants in the agreement. FII complied with the modified covenants, therefore the term loan was classified as a long-term borrowing at December 31, 2005. In addition, the interest rate and maturity of the term loan facility were modified. The amended and restated term loan required monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006. During October 2006, FII repaid the $25.0 million term loan. The debt was scheduled for repayment in equal annual installments of $6.25 million beginning in December 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and is scheduled to mature April of 2007. There were no advances outstanding on the revolving loan during the year ended December 31, 2006 and 2005.
At December 31, 2006, the aggregate maturities of long-term borrowings, including maturities of amortizing advances, are as follows:
Mature in year ending December 31:

(Dollars in thousands)
2007	$12,321
2008	5,212
2009	20,508
2010	80
2011	66

$38,187

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
The Company’s junior subordinated debentures are the primary assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. The capital securities of the Trust are non-voting. The Company owns all of the common securities of the Trust. The capital securities qualified as Tier 1 capital under regulatory definitions as of December 31, 2006 and 2005.
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

The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the interest method.
As of December 31, 2003, the Company deconsolidated the subsidiary Trust, which had issued trust preferred securities, and replaced the presentation of such instruments with the Company’s junior subordinated debentures issued to the subsidiary Trust. Such presentation reflects the adoption of FASB Interpretation No. 46 (“FIN 46 R”), “Consolidation of Variable Interest Entities.”
(11) Income Taxes
Total income tax expense (benefit) is allocated as follows for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Income (loss) from continuing operations	$6,245	$(1,766)	$3,170
Loss on discontinued operations	—	1,041	(149)
Additional paid-in capital for stock options exercised	(8)	(129)	(204)
Shareholders’ equity for unrealized loss on securities available for sale	(241)	(6,675)	(2,864)
Shareholders’ equity for unrecognized net periodic defined benefit pension costs	(1,157)	—	—
Shareholders’ equity for unrecognized net periodic postretirement benefit costs	134	—	—

	$4,973	$(7,529)	$(47)

Income tax expense (benefit) from continuing operations is as follows for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Current:
Federal	$6,152	$(9,254)	$6,161
State	30	(214)	1,486

Total current tax expense (benefit)	6,182	(9,468)	7,647
Deferred:
Federal	(1,498)	7,493	(3,630)
State	1,561	209	(847)

Total deferred tax expense (benefit)	63	7,702	(4,477)

Total income tax expense (benefit) from continuing operations	$6,245	$(1,766)	$3,170

The following is a reconciliation of the actual and statutory tax rates for income from continuing operations for the years ended December 31:

	2006	2005	2004

Statutory rate	34.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(12.8)	(106.9)	(18.4)
Disallowed interest expense	1.5	10.1	1.4
State taxes, net of federal income tax benefit	4.4	(0.1)	2.5
Other	(0.6)	—	(0.8)

Total	26.5%	(61.9)%	19.7%

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31:

(Dollars in thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$6,054	$7,441
Unrealized loss on securities available for sale	4,338	4,097
Core deposit intangible	675	821
Interest on nonaccruing loans	996	1,011
Tax attribute carryforward benefits	2,575	1,374
Accrued employee benefits	247	412
Stock compensation	268	—
Other	223	148

Total gross deferred tax assets	15,376	15,304

Deferred tax liabilities:
Prepaid pension and postretirement plan costs	45	1,135
Depreciation and amortization of premises and equipment	1,330	1,617
Net deferred loan origination costs	1,752	1,310
Loan servicing assets	453	620
Other	19	46

Total gross deferred tax liabilities	3,599	4,728

Net deferred tax assets (included in other assets) at end of year	11,777	10,576

Net deferred tax assets (included in other assets) at beginning of year	10,576	11,603

(Increase) decrease in net deferred tax assets	(1,201)	1,027

Change in unrealized loss on securities available for sale	241	6,675

Unrecognized net periodic pension costs	1,157	—

Unrecognized net periodic postretirement costs	(134)	—

Deferred tax expense	$63	$7,702

Realization of the net deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2006 and 2005.
The Company has the following tax attribute carryforward benefits available at December 31:

		Year(s) of
(Dollars in thousands)	2006	Expiration

Federal:
Net operating loss	$208	2021
Tax credits	2,153	None

New York State:
Net operating loss	$5,401	2021-2025
Charitable contribution	267	2010
Tax credits	107	None
The federal net operating loss carryforward and $208,000 of the New York State net operating loss carryforward are subject to annual limitations imposed by the Internal Revenue Code (“IRC”). The Company believes the limitations will not prevent the carryforward benefits from being utilized.

(12) Commitments and Contingencies
Commitments
In the normal course of business there are various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company’s policy generally requires customers to provide collateral, usually in the form of customers’ operating assets or property, prior to the disbursement of approved loans. At December 31, 2006, stand-by letters of credit totaling $5.8 million and unused loan commitments and lines of credit of $258.6 million were contractually available. Approximately 18% of the unused loan commitments and lines of credit were at fixed rates at December 31, 2006. There were no significant commitments to lend to nonperforming borrowers at December 31, 2006. Comparable amounts for the stand-by letters of credit and commitments at December 31, 2005 were $9.5 million and $231.5 million, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. At December 31, 2006 and 2005, the total notional amount of these derivatives (rate lock agreements and forward commitments) held by the Company amounted to $4.5 million and $8.2 million, respectively. The fair value of these derivatives in a gain position were recorded as other assets, while the fair value of these derivatives in a loss position were recorded as other liabilities in the consolidated statements of financial condition. In addition, the net change in the fair values of these derivatives was recognized in current earnings as other noninterest income or other noninterest expense in the consolidated statements of income. These fair values and changes in fair values were not significant at or for the years ended December 31, 2006 and 2005.
Lease Obligations
The Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. The future minimum lease payments on operating leases are as follows at December 31, 2006:
Operating lease payments in year ending December 31:

(Dollars in thousands)
2007	$769
2008	682
2009	628
2010	420
2011	411
Thereafter	1,779

$4,689

Rent expense, included in occupancy and equipment expense in the consolidated statements of income, totaled $761,000, $645,000 and $646,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Contingent Liabilities
In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

(13) Retirement and Postretirement Benefit Plans
Adoption of SFAS No. 158
The Company adopted SFAS No. 158 effective December 31, 2006, which required the over-funded or under-funded status of its defined benefit pension and postretirement benefit plans to be recognized as an asset or liability in the consolidated statements of financial condition. Future changes in the funded status of the defined benefit and postretirement plans will be recognized in the year in which the changes occur through accumulated other comprehensive income or loss.
The incremental effect of applying SFAS No. 158 on individual line items in the consolidated statements of financial condition is as follows as of December 31:

	2006
	Before		After
(Dollars in thousands)	Adoption	Adjustment	Adoption

Prepaid pension asset, included in other assets	$3,086	$(2,971)	$115
Net deferred tax assets, include in other assets	10,754	1,023	11,777
Accrued postretirement liability, included in other liabilities	791	(344)	447
Accumulated other comprehensive income (loss)	(6,800)	(1,604)	(8,404)
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment.
The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who meet participation requirements on or before January 1, 2008 shall be eligible to receive benefits.
The following table sets forth the defined benefit pension plan’s change in benefit obligation and change in plan assets using the most recent actuarial data at September 30 (measurement date for plan accounting and disclosure):

(Dollars in thousands)	2006	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$(25,966)	$(22,704)	$(20,080)
Service cost	(1,725)	(1,578)	(1,374)
Interest cost	(1,341)	(1,285)	(1,186)
Actuarial gain (loss)	1,928	(1,354)	(968)
Benefits paid	1,093	765	747
Plan expenses	205	190	157

Benefit obligation at end of year	(25,806)	(25,966)	(22,704)

Change in plan assets:
Fair value of plan assets at beginning of year	22,953	19,962	17,560
Actual return on plan assets	2,698	2,367	1,900
Employer contributions	1,568	1,579	1,406
Benefits paid	(1,093)	(765)	(747)
Plan expenses	(205)	(190)	(157)

Fair value of plan assets at end of year	25,921	22,953	19,962

Unfunded status	115	(3,013)	(2,742)
Unamortized net asset at transition	—	(26)	(64)
Unrecognized net loss subsequent to transition	—	6,050	5,648
Unamortized prior service cost	—	195	213

Prepaid pension asset, included in other assets	$115	$3,206	$3,055

The accumulated benefit obligation was $21.8 million at September 30, 2006 and 2005, respectively.
Net periodic pension cost consists of the following components for the years ended September 30:

(Dollars in thousands)	2006	2005	2004

Service cost	$1,725	$1,578	$1,374
Interest cost on projected benefit obligation	1,341	1,285	1,186
Expected return on plan assets	(1,866)	(1,632)	(1,436)
Amortization of net transition asset	(26)	(38)	(38)
Amortization of unrecognized loss	223	218	219
Amortization of unrecognized prior service cost	14	18	18

Net periodic pension cost	$1,411	$1,429	$1,323

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2006	2005	2004

Weighted average discount rate	5.25%	5.75%	6.00%
Expected long-term rate of return	7.50%	8.00%	8.00%
Rate of compensation increase	3.50%	3.00%	3.00%
The actuarial assumptions used to determine the accumulated benefit obligation were as follows:

	2006	2005	2004

Weighted average discount rate	5.82%	5.25%	5.75%
Expected long-term rate of return	7.50%	8.00%	8.00%
The weighted average discount rate was derived using an actuarial discount rate model based on expected cash outflows from the plan.
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
The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2007 are as follows:

(Dollars in thousands)	2007

Unrecognized loss	$31
Prior service cost	11

Total	$42

The pension plan weighted average asset allocations by asset category are as follows at September 30:

(Dollars in thousands)	2006	2005

Asset category:
Equity securities	59.8%	58.8%
Debt securities	39.9	41.2
Other	0.3	—

Total	100.0%	100.0%

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
The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2007, however the Company is considering making a discretionary contribution to the pension plan during 2007.
The future benefit payments that reflect expected future service, as appropriate, are expected to be paid as follows:
Future pension benefit payments in year ending December 31:

(Dollars in thousands)

2007	$1,019
2008	1,022
2009	1,045
2010	1,091
2011	1,166
2012-2016	7,943
Postretirement Benefit Plan
Prior to December 31, 2001, BNB provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both BNB and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $447,000 and $806,000 as of December 31, 2006 and 2005, respectively. The expense included in salaries and employee benefits in the consolidated statements of income for this plan was not significant for the years ended December 31, 2006, 2005 and 2004.
Defined Contribution Plan
The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee’s contribution to the plan. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $553,000, $301,000 and $1.1 million in 2006, 2005 and 2004, respectively.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under the transition method, stock-based compensation expense for the year ended December 31, 2006 includes:
(a)	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and

(b)	compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Historically, SFAS No. 123 required pro forma disclosure of stock-based compensation expense and the Company has recognized pro forma compensation expense for stock option awards on a straight-line basis over the applicable vesting periods. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123(R), which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. The Company will recognize compensation expense over the remaining vesting periods for awards granted prior to adoption of SFAS No. 123(R), and for all awards after December 31, 2005, compensation expense will be recognized over the award’s requisite service period or over a period ending with an employee’s eligible retirement date, if earlier.

The expense associated with the amortization of unvested stock compensation included in the consolidated statements of income for the year ended December 31, 2006 is as follows:

(Dollars in thousands)	2006

Stock options:
Management Stock Incentive Plan (1)	$522
Director Stock Incentive Plan (2)	299

Total amortization of unvested stock options	821

Restricted stock awards:
Management Stock Incentive Plan (1)	44

Total amortization of unvested restricted stock awards	44

Total amortization of unvested stock compensation	$865

(1)	Included in salaries and employee benefits in the consolidated statements of income.

(2)	Included in other noninterest expense in the consolidated statements of income.
The following table summarizes the stock option activity for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
(Dollars in thousands, except per share amounts)	Options	per Share	(in Years)	Value

Outstanding at December 31, 2005	426,238	$19.58
Granted	99,597	19.73
Exercised	(10,355)	18.90
Forfeited	(5,298)	21.24
Expired	(11,250)	22.82

Outstanding at December 31, 2006	498,932	$19.54	5.78	$1,975

Vested and expected to vest at December 31, 2006	473,320	$19.49	5.63	$1,910

Exercisable at December 31, 2006	309,649	$18.94	3.99	$1,481
As of December 31, 2006, there was $734,000 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.13 years.
The weighted average grant date fair value and Black-Scholes option valuation assumptions used for the stock option grants totaling 99,597, 143,263 and 104,234 for the years ended December 31, 2006, 2005 and 2004, respectively were as follows:

	2006		2005	2004

Fair value of stock options granted	$8.14		$6.35	$9.25
Risk-free interest rate	4.96	%(1)	4.17%	4.20%
Expected dividend yield	1.65%		1.94%	2.69%
Expected stock price volatility	41.75	%(2)	26.79%	35.70%
Expected term of stock options (in years)	6.19 yrs	(3)	6.22 yrs	10.00 yrs

(1)	Based on the average of the five and seven year Treasury constant maturity (“TCM”) interest rates that is consistent with the expected term of the stock options.

(2)	Expected stock price volatility is based on actual experience using a historical period that is consistent with the expected term of the stock options.

(3)	The Company estimated the expected term of the stock options using the simplified method prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107.

The aggregate intrinsic value of option (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercises for the years ended December 31, 2006, 2005 and 2004 was $54,000, $322,000 and $511,000, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2006, 2005 and 2004 was $196,000, $940,000 and $1.1 million, respectively. In connection with these option exercises, the tax benefits realized from stock compensation plans were $22,000, $129,000 and $204,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The following table summarizes the restricted stock award activity for the year ended December 31, 2006:

		Weighted Average
		Market Price
	Shares	at Grant Date

Outstanding at December 31, 2005	—	$—
Awarded	13,200	19.75
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2006	13,200	$19.75
As of December 31, 2006, there was $217,000 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.41 years.
(15) Earnings Per Common Share
Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following for the years ended December 31:

(Dollars in thousands)	2006	2005	2004

Income from continuing operations	$17,362	$4,618	$12,943

Less: Preferred stock dividends	1,486	1,488	1,495

Income from continuing operations available to common shareholders	15,876	3,130	11,448

Loss on discontinued operations, net of tax	—	(2,452)	(450)

Net income available to common shareholders	$15,876	$678	$10,998

Weighted average number of common shares used to calculate basic earnings per common share	11,328	11,303	11,192

Add: Effect of common stock equivalents	36	31	48

Weighted average number of common shares used to calculate diluted earnings per common share	11,364	11,334	11,240

There were approximately 251,000, 354,000 and 229,000 weighted average common stock equivalents from outstanding stock options for the years ended December 31, 2006, 2005 and 2004, respectively that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
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
The Bank is required to maintain a reserve balance at the Federal Reserve Bank of New York. The reserve requirements for the Bank totaled $1.2 million and $1.0 million at December 31, 2006 and 2005, respectively.
The Company is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2006 and 2005, the Company and FSB met all capital adequacy requirements to which they are subject.
The Bank must pay assessments to the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by the FDIC Improvement Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.
Prior to the Company’s restructuring in December 2005, the Company’s former bank subsidiaries NBG and BNB were operating under formal agreements with the Office of the Comptroller of the Currency (“OCC”), which resulted in a higher FDIC risk classification and the Company experienced an increase in FDIC insurance premiums in 2005. As a result of the merger of the Company’s subsidiary banks and the lower risk classification for FSB, the FDIC insurance premiums decreased in 2006. FDIC insurance premiums, included in other noninterest expense in the consolidated statements of income, amounted to $215,000, $1,368,000 and $566,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Payments of dividends by the subsidiary Bank to FII are limited or restricted in certain circumstances under banking regulations. During September 2006, FII requested approval from the NYS Banking Department to pay a $25.0 million cash dividend from FSB to FII. Regulatory approval was necessary as the requested dividend amount exceeded the amount allowable under regulations. During October 2006, FSB received regulatory approval and paid the $25.0 million dividend to FII. FSB will be required to obtain approval from the NYS Banking Department for any future dividend that exceeds the sum of the current year’s net income plus the retained profits for the preceding two years. FII used the dividend proceeds to repay a $25.0 million term loan with another commercial bank during October 2006.
The following is a summary of the actual capital amounts and ratios for the Company and the Bank(s) as of December 31:

(Dollars in thousands)	2006
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$168,729	8.91%	$75,784	4.00%	$94,731	5.00%
FSB	152,328	8.06	75,584	4.00	94,480	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	168,729	15.85	42,587	4.00	63,881	6.00
FSB	152,328	14.35	42,446	4.00	63,669	6.00

Total capital (Tiers 1 and 2):
Company	182,084	17.10	85,175	8.00	106,469	10.00
FSB	165,639	15.61	84,892	8.00	106,115	10.00

(Dollars in thousands)	2005
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$155,296	7.60%	$81,709	4.00%	$102,137	5.00%
FSB	166,989	8.20	81,477	4.00	101,846	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	155,296	13.75	45,171	4.00	67,757	6.00
FSB	166,989	14.87	44,923	4.00	67,385	6.00

Total capital (Tiers 1 and 2):
Company	169,487	15.01	90,342	8.00	112,928	10.00
FSB	181,104	16.13	89,847	8.00	112,309	10.00

(17) Fair Value of Financial Instruments
The “fair value” of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

(Dollars in thousands)	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$109,772	$109,772	$91,940	$91,940
Securities available for sale	735,148	735,148	790,855	790,855
Securities held to maturity	40,388	40,421	42,593	42,898
Loans held for sale	992	993	1,253	1,261
Loans, net	909,434	907,435	972,090	970,361
Accrued interest receivable	9,160	9,160	8,822	8,822
FHLB and FRB stock	6,485	6,485	7,158	7,158

Financial Liabilities
Deposits:
Noninterest-bearing demand	273,783	273,783	284,958	284,958
Interest-bearing:
Savings and interest-bearing demand	674,224	674,224	755,229	755,229
Certificates of deposit	669,688	669,688	677,074	677,074

Total deposits	1,617,695	1,617,695	1,717,261	1,717,261
Short-term borrowings	32,310	32,310	20,106	20,106
Long-term borrowings	38,187	37,037	78,391	74,316
Junior subordinated debentures	16,702	17,533	16,702	18,048
Accrued interest payable	13,132	13,132	11,966	11,966
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and cash equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash, due from banks, federal funds sold and interest-bearing deposits approximate the fair value of those assets.
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
FHLB and FRB stock: The carrying amounts, which represent par value or cost, reported in the consolidated statements of financial condition for the non-marketable investments in FHLB and FRB stock approximate the fair value of those assets.
Deposits: The fair value for savings, interest-bearing and noninterest-bearing demand accounts is equal to the carrying amount because of the customer’s ability to withdraw funds immediately. The fair values of certificates of deposit are estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The unrealized gains on certificates of deposit are limited to the amount of prepayment penalties, if any. Fair value can only exceed the carrying amount to the extent of withdrawal fees.
Short-term Borrowings: Carrying value approximates fair value for short-term borrowings.
Long-term Borrowings: The fair value for long-term borrowings is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.
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

(18) Condensed Parent Company Only Financial Statements
The following are the condensed financial statements of FII as of and for the years ended December 31:
Condensed Statements of Condition

(Dollars in thousands)	2006	2005

Assets:
Cash and due from subsidiaries	$15,631	$11,417
Securities available for sale, at fair value	1,087	1,034
Note receivable	300	300
Investment in and receivables due from subsidiaries and associated companies	182,467	199,743
Other assets	4,340	5,251

Total assets	$203,825	$217,745

Liabilities and shareholders’ equity
Long-term borrowings	$—	$25,000
Junior subordinated debentures	16,702	16,702
Other liabilities	4,735	4,286
Shareholders’ equity	182,388	171,757

Total liabilities and shareholders’ equity	$203,825	$217,745

Condensed Statements of Income

(Dollars in thousands)	2006	2005	2004

Dividends from subsidiaries and associated companies	$35,455	$5,872	$5,601
Management and service fees from subsidiaries	643	15,433	13,763
Other income	427	75	143

Total income	36,525	21,380	19,507

Operating expenses	6,319	20,325	16,721

Income before income tax benefit and (distributions in excess of earnings) equity in undistributed earnings of subsidiaries	30,206	1,055	2,786

Income tax benefit	2,164	1,904	1,164

Income before (distributions in excess of earnings) equity in undistributed earnings of subsidiaries	32,370	2,959	3,950

(Distributions in excess of earnings) equity in undistributed earnings of subsidiaries	(15,008)	(793)	8,543

Net income	$17,362	$2,166	$12,493

Condensed Statements of Cash Flows

(Dollars in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$17,362	$2,166	$12,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	756	782
Distributions in excess of earnings (equity in undistributed earnings) of subsidiaries	15,008	793	(8,543)
Increase in other assets	(211)	(852)	(2,609)
Increase (decrease) in other liabilities	1,120	(922)	1,423

Net cash provided by operating activities	33,921	1,941	3,546

Cash flows from investing activities:
Proceeds from sale of securities	21	—	500
Increase in note receivable	—	—	(300)
Proceeds from sale of equity investment in Mercantile Adjustment Bureau	—	—	2,400
Net proceeds from sale of discontinued subsidiary	—	4,538	—
Equity investment in subsidiaries	—	(512)	(150)
Purchase of premises and equipment, net	528	(388)	(261)

Net cash provided by investing activities	549	3,638	2,189

Cash flows from financing activities:
Repayment on long-term borrowings	(25,000)	—	—
Purchase of preferred and common shares	(346)	(178)	(43)
Issuance of common shares	112	57	52
Stock options exercised	196	940	1,131
Excess tax benefit from stock options exercised	8	—	—
Dividends paid	(5,226)	(6,902)	(8,652)

Net used in financing activities	(30,256)	(6,083)	(7,512)

Net increase (decrease) in cash and cash equivalents	4,214	(504)	(1,777)

Cash and cash equivalents at the beginning of year	11,417	11,921	13,698

Cash and cash equivalents at the end of the year	$15,631	$11,417	$11,921

Selected Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2006
Results of operations data:
Interest income	$25,275	$25,750	$25,823	$26,222
Interest expense	9,796	10,738	11,141	11,929

Net interest income	15,479	15,012	14,682	14,293
Provision (credit) for loan losses	250	(1,601)	(491)	—

Net interest income after provision (credit) for loan losses	15,229	16,613	15,173	14,293
Noninterest income	4,956	5,181	6,979	4,795
Noninterest expense	15,275	14,581	14,593	15,163

Income before income taxes	4,910	7,213	7,559	3,925
Income taxes	1,171	1,839	2,314	921

Net income	$3,739	$5,374	$5,245	$3,004

Per common share data:
Net income — basic	$0.30	$0.44	$0.43	$0.23
Net income — diluted	0.30	0.44	0.43	0.23
Cash dividends declared	0.08	0.08	0.09	0.09

2005
Results of operations data:
Interest income	$26,420	$25,818	$25,495	$26,154
Interest expense	8,051	8,960	9,238	10,146

Net interest income	18,369	16,858	16,257	16,008
Provision for loan losses	3,692	21,889	1,529	1,422

Net interest income (loss) after provision for loan losses	14,677	(5,031)	14,728	14,586
Noninterest income	4,907	4,791	14,749	4,937
Noninterest expense	16,418	16,592	16,312	16,170

Income (loss) from continuing operations before income taxes	3,166	(16,832)	13,165	3,353
Income taxes from continuing operations	781	(7,264)	4,205	512

Income (loss) from continuing operations	2,385	(9,568)	8,960	2,841
(Loss) income from discontinued operation, net of income taxes	(96)	(2,397)	11	30

Net income (loss)	$2,289	$(11,965)	$8,971	$2,871

Per common share data:
Basic:
Income (loss) from continuing operations	$0.18	$(0.88)	$0.76	$0.22
Net income (loss)	0.17	(1.09)	0.76	0.22
Diluted:
Income (loss) from continuing operations	0.18	(0.88)	0.76	0.22
Net income (loss)	0.17	(1.09)	0.76	0.22
Cash dividends declared	0.16	0.08	0.08	0.08

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Financial Institutions, Inc.:
We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payments” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” for the year ended December 31, 2006.
KPMG LLP
Buffalo, New York
March 13, 2007

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
b) Management Report on Internal Control over Financial Reporting
Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.
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
c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
d) Report of Independent Registered Public Accounting Firm
The Board of Directors of
Financial Institutions, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Financial Institutions, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Financial Institutions, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.
KPMG LLP
Buffalo, New York
March 13, 2007

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the headings “Election of Directors and Information with Respect to Board of Directors” and “Corporate Governance Information”, which includes identifying the “audit committee financial expert” who serves on the Audit Committee of the Company’s Board of Directors and the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year. The information under the heading “Executive Officers and Other Significant Employees of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.
The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s internet website at www.fiiwarsaw.com. In addition, the Company will provide a copy of the Code of Business Conduct and Ethics to anyone, without charge, upon request addressed to Director of Human Resources at Financial Institutions, Inc., 220 Liberty Street, Warsaw, NY 14569. The Company intends to disclose any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the Code of Business Conduct and Ethics, by posting such information on the Company’s website.
Item 11. Executive Compensation
The information under the heading “Executive Compensation” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information under the heading “Stock Ownership” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
The following table provides information as of December 31, 2006, regarding the Company’s equity compensation plans.

		Weighted Average	Number of Securities
	Number of Securities to be	Exercise Price of	Remaining Available for
	Issued Upon Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans
Equity Compensation Plans Approved by Shareholders	498,932	$19.54	933,024

Equity Compensation Plans not Approved by Shareholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Information” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
Information under the headings “Audit Committee Report and “Independent Auditors” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	List of Documents Filed as Part of this Report
(1)	Financial Statements.
The financial statements listed below and the Report of the Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(2)	Schedules.
All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

(3)	Exhibits.
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.6	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.7	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.8	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.9	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with Martin K. Birmingh	am Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.11	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.13	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

Exhibit No.	Description	Location

10.14	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Incorporated by reference to Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.15	Second Amendment to Term Loan Credit Agreement between FI and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.16	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.17	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.18	2006 Annual Incentive Plan, dated March 13, 2006	Incorporated by reference to Exhibit 10.20 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.19	Executive Enhanced Incentive Plan dated January 25, 2006	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.20	Trust Company Agreement and Plan of Merger	Incorporated by reference to Exhibit 10.1 of the Form 8-K dated April 3, 2006

10.21	2007 Annual Incentive Plan, dated March 13, 2007	Filed Herewith

10.22	2007 Director (Non-Management) Compensation	Filed Herewith

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s consolidated financial statements under Item 8 filed herewith.

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

32.2	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date: March 13, 2007	By:	Peter G. Humphrey

Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

	By:	Ronald A. Miller

Ronald A. Miller
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Signatures	Title	Date

Erland E. Kailbourne Erland E. Kailbourne	Chairman of the Board of Directors	March 13, 2007

Peter G. Humphrey Peter G. Humphrey	President, Chief Executive Officer and Director	March 13, 2007

Karl V. Anderson, Jr. Karl V. Anderson, Jr.	Director	March 13, 2007

John E. Benjamin John E. Benjamin	Director	March 13, 2007

Thomas P. Connolly Thomas P. Connolly	Director	March 13, 2007

Barton P. Dambra Barton P. Dambra	Director	March 13, 2007

Samuel M. Gullo Samuel M. Gullo	Director	March 13, 2007

Susan R. Holliday Susan R. Holliday	Director	March 13, 2007

Joseph F. Hurley Joseph F. Hurley	Director	March 13, 2007

Robert N. Latella Robert N. Latella	Director	March 13, 2007

John R. Tyler, Jr. John R. Tyler, Jr.	Director	March 13, 2007

James H. Wyckoff James H. Wyckoff	Director	March 13, 2007