Form 10-Q
period 2007-03-31
FINANCIAL INSTITUTIONS INC
filed 2007-05-08
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
Large Accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 1, 2007

Common Stock, $0.01 par value	11,204,266 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2007	2006
Assets

Cash and due from banks	$40,647	$47,166
Federal funds sold and interest-bearing deposits in other banks	92,432	62,606
Securities available for sale, at fair value	761,252	735,148
Securities held to maturity, at amortized cost (fair value of $44,902 and $40,421 at March 31, 2007 and December 31, 2006, respectively)	44,848	40,388
Loans held for sale	1,078	992

Loans	929,250	926,482
Less: Allowance for loan losses	16,914	17,048

Loans, net	912,336	909,434

Premises and equipment, net	34,341	34,562
Goodwill	37,369	37,369
Other assets	38,445	39,887

Total assets	$1,962,748	$1,907,552

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$260,068	$273,783
Interest-bearing demand, savings and money market	723,343	674,224
Certificates of deposit	688,351	669,688

Total deposits	1,671,762	1,617,695

Short-term borrowings	24,860	32,310
Long-term borrowings	38,173	38,187
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Other liabilities	26,721	20,270

Total liabilities	1,778,218	1,725,164

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding – 1,586 shares at March 31, 2007 and December 31, 2006	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding – 174,639 shares at March 31, 2007 and December 31, 2006	17,464	17,464
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,348,122 shares at March 31, 2007 and December 31, 2006	113	113
Additional paid-in capital	24,554	24,439
Retained earnings	150,865	148,730
Accumulated other comprehensive loss	(7,026)	(8,404)
Treasury stock, at cost – 76,446 and 5,351 shares at March 31, 2007 and December 31, 2006, respectively	(1,599)	(113)

Total shareholders’ equity	184,530	182,388

Total liabilities and shareholders’ equity	$1,962,748	$1,907,552

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Interest income:
Interest and fees on loans	$16,627	$16,632
Interest and dividends on securities	8,427	8,352
Other interest income	752	291

Total interest income	25,806	25,275

Interest expense:
Deposits	10,763	8,221
Short-term borrowings	169	112
Long-term borrowings	486	1,031
Junior subordinated debentures	432	432

Total interest expense	11,850	9,796

Net interest income	13,956	15,479

Provision for loan losses	—	250

Net interest income after provision for loan losses	13,956	15,229

Noninterest income:
Service charges on deposits	2,569	2,672
ATM and debit card income	620	534
Broker-dealer fees and commissions	383	431
Trust fees	—	194
Mortgage banking income	254	308
Income from corporate owned life insurance	20	20
Net gain on sale of student loans held for sale	112	147
Net gain on sale of commercial-related loans held for sale	—	82
Net gain on sale and disposal of other assets	57	98
Net gain on sale of trust relationships	13	—
Other	710	470

Total noninterest income	4,738	4,956

Noninterest expense:
Salaries and employee benefits	8,354	8,758
Occupancy and equipment	2,448	2,362
Supplies and postage	438	559
Amortization of other intangible assets	77	108
Computer and data processing	457	405
Professional fees and services	495	673
Other	1,659	2,410

Total noninterest expense	13,928	15,275

Income before income taxes	4,766	4,910

Income tax expense	1,151	1,171

Net income	$3,615	$3,739

Earnings per common share (note 3):
Basic	$0.29	$0.30
Diluted	$0.29	$0.30
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance — December 31, 2006	$159	$17,464	$113	$24,439	$148,730	$(8,404)	$(113)	$182,388

Purchase 77,595 shares of common stock	—	—	—	—	—	—	(1,625)	(1,625)

Issue 6,500 shares of common stock — exercised stock options, net of tax	—	—	—	(2)	—	—	139	137

Excess tax benefit from stock options exercised	—	—	—	3	—	—	—	3

Amortization of unvested stock options	—	—	—	114	—	—	—	114

Amortization of unvested restricted stock awards	—	—	—	—	24	—	—	24

Comprehensive income:

Net income	—	—	—	—	3,615	—	—	3,615

Net unrealized gain on securities available for sale (net of tax of $878)	—	—	—	—	—	1,376	—	1,376

Defined benefit pension plan, net of tax of $4)	—	—	—	—	—	7	—	7

Postretirement benefit plan, net of tax of $(3))	—	—	—	—	—	(5)	—	(5)

Other comprehensive income								1,378

Total comprehensive income								4,993

Cash dividends declared:

3% Preferred — $0.75 per share	—	—	—	—	(1)	—	—	(1)

8.48% Preferred — $2.12 per share	—	—	—	—	(370)	—	—	(370)

Common — $0.10 per share	—	—	—	—	(1,133)	—	—	(1,133)

Balance — March 31, 2007	$159	$17,464	$113	$24,554	$150,865	$(7,026)	$(1,599)	$184,530

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$3,615	$3,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	971	1,063
Net amortization of premiums and discounts on securities	140	222
Provision for loan losses	—	250
Amortization of unvested stock options	114	181
Amortization of unvested restricted stock awards	24	—
Tax benefit from stock options exercised	3	—
Deferred income tax expense	137	404
Proceeds from sale of loans held for sale	11,720	31,537
Originations of loans held for sale	(11,644)	(31,695)
Net gain on sale of loans held for sale	(161)	(226)
Net gain on sale of commercial-related loans held for sale	—	(82)
Net gain on sale and disposal of other assets	(57)	(98)
Net gain on sale of trust relationships	(13)	—
Decrease (increase) in other assets	448	(1,465)
Increase (decrease) in other liabilities	6,338	(808)

Net cash provided by operating activities	11,635	3,022

Cash flows from investing activities:
Purchase of securities:
Available for sale	(59,257)	(13,210)
Held to maturity	(6,241)	(5,306)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	35,267	26,337
Held to maturity	1,781	4,861
Net loan (increase) decrease	(3,373)	25,932
Net proceeds from sale of commercial-related loans	—	970
Proceeds from sales of other assets	428	36
Proceeds from sale of trust relationships	13	—
Purchase of premises and equipment	(672)	(394)

Net cash (used in) provided by investing activities	(32,054)	39,226

Cash flows from financing activities:
Net increase (decrease) in deposits	54,067	(39,103)
Net (decrease) increase in short-term borrowings	(7,450)	2,130
Repayment of long-term borrowings	(14)	(3,016)
Purchase of common shares	(1,625)	(211)
Stock options exercised	137	2
Excess tax benefit from stock options exercised	3	—
Dividends paid	(1,392)	(1,278)

Net cash provided by (used in) financing activities	43,726	(41,476)

Net increase in cash and cash equivalents	23,307	772

Cash and cash equivalents at the beginning of the period	109,772	91,940

Cash and cash equivalents at the end of the period	$133,079	$92,712

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$10,734	$10,221
Income taxes paid	1	—

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$470	$544
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
FII’s primary subsidiary is its New York State-chartered Five Star Bank (100% owned) (“FSB” or the “Bank”). In addition, FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed the expansion of business operations to include a broker-dealer subsidiary, namely, Five Star Investment Services, Inc. (100% owned) (“FSIS”) (formerly known as The FI Group, Inc. (“FIGI”). During 2003, FII terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the broker-dealer subsidiary or activities being conducted by the Company, although future acquisition or expansion of non-financial activities may require prior Federal Reserve Bank (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
In February 2001, the Company formed FISI Statutory Trust I (100% owned) (“FISI” or the “Trust”) and capitalized the entity with a $502,000 investment in the Trust’s common securities. The Trust was formed to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). Effective December 31, 2003, the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” resulted in the deconsolidation of the Trust. The deconsolidation resulted in the derecognition of the $16.2 million in trust preferred securities and the recognition of $16.7 million in junior subordinated debentures and a $502,000 investment in the Trust recorded in other assets in the Company’s consolidated statements of financial condition.
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period’s presentation.
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
For purposes of the consolidated statements of cash flows, cash and due from banks, federal funds sold, interest-bearing deposits in other banks and commercial paper due in less than 90 days are considered cash and cash equivalents.
(2) Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this statement effective January 1, 2007 and adoption did not have an effect on its consolidated financial position, consolidated results of operations, or liquidity.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted this statement effective January 1, 2007 and elected to continue using the amortization and impairment requirements of SFAS No. 140 for subsequent measurement of servicing assets, therefore adoption did not have an effect on its consolidated financial position, consolidated results of operations, or liquidity.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement effective January 1, 2007 and the required disclosures are included in Note 9. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for its fiscal year beginning after November 15, 2007. The Company plans to adopt this statement on January 1, 2008 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 for the year ended December 31, 2006 and the required disclosures were included in Note 13 of the annual report on Form 10-K as filed on March 13, 2007. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end, with limited exceptions. The Company is required and plans to adopt this provision for the fiscal year ending December 31, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of EITF Issue 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company is required to adopt this statement in its fiscal year beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt this statement on January 1, 2008 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition. Lastly, SFAS No. 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company is required to adopt SFAS No. 159 for its fiscal year beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS No. 157. The Company plans to adopt this statement on January 1, 2008 and is currently assessing the impact the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
(3) Earnings Per Common Share
Basic earnings per common share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2007	2006
Net income	$3,615	$3,739

Less: Preferred stock dividends	371	372

Net income available to common shareholders	$3,244	$3,367

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,317	11,328

Add: Effect of common stock equivalents	43	44

Weighted average number of common shares used to calculate diluted earnings per common share	11,360	11,372

Earnings per common share:
Basic	$0.29	$0.30
Diluted	$0.29	$0.30
There were approximately 270,132 and 284,000 weighted average common stock equivalents from outstanding stock options for the three months ended March 31, 2007 and 2006, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
(4) Stock Compensation Plans
The Company has a Management Stock Incentive Plan and a Director’s Stock Incentive Plan (the “Plans”). Under the Plans, the Company may grant stock options to purchase shares of common stock, shares of restricted stock or stock appreciation rights to its directors and key employees. Grants under the Plans may be made up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company’s stock on the date of the grant. The maximum term of each option is ten years and the vesting period generally ranges between three and five years. There were no stock options or restricted stock awards granted during the three months ended March 31, 2007.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The following table presents the expense associated with the amortization of unvested stock compensation included in the consolidated statements of income (unaudited) for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Stock options:
Management Stock Incentive Plan (1)	$93	$143
Director Stock Incentive Plan (2)	21	38

Total amortization of unvested stock options	114	181

Restricted stock awards:
Management Stock Incentive Plan (1)	24	—

Total amortization of unvested restricted stock awards	24	—

Total amortization of unvested restricted stock compensation	$138	$181

(1)	Included in salaries and employee benefits in the consolidated statements of income (unaudited).

(2)	Included in other noninterest expense in the consolidated statements of income (unaudited).
(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $4.5 million at March 31, 2007 and December 31, 2006, are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Commercial	$115,211	$105,806
Commercial real estate	249,179	243,966
Agricultural	54,273	56,808
Residential real estate	162,846	163,243
Consumer indirect	107,729	106,391
Consumer direct and home equity	240,012	250,268

Total loans	929,250	926,482

Allowance for loan losses	(16,914)	(17,048)

Loans, net	$912,336	$909,434

The Company has reclassified its residential real estate and consumer loan portfolios for all periods presented to more consistently reflect management of the loan portfolio. Consumer indirect loans, primarily automobile loans, are shown on a separate line from the consumer direct and home equity category. Consumer indirect loans totaled $107.7 million and $106.4 million at March 31, 2007 and December 31, 2006, respectively. Closed-end home equity loans, formerly included in the residential real estate category, are presented in the consumer direct and home equity category. Closed-end home equity loans totaled $103.5 million and $105.2 million at March 31, 2007 and December 31, 2006, respectively.
The Company’s significant concentrations of credit risk in the loan portfolio relates to a geographic concentration in the communities that the Company serves.
(6) Retirement and Postretirement Benefit Plans
The Company adopted SFAS No. 158 effective December 31, 2006, which required the over-funded or under-funded status of its defined benefit pension and postretirement benefit plans to be recognized as an asset or liability in the consolidated statements of financial condition. Future changes in the funded status of the defined benefit and postretirement plans will be recognized in the year in which the changes occur on a net of tax basis through comprehensive income or loss.

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
Net periodic pension cost consists of the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Service cost	$375	$431
Interest cost on projected benefit obligation	368	335
Expected return on plan assets	(477)	(466)
Amortization of net transition asset	—	(7)
Amortization of unrecognized loss	8	56
Amortization of unrecognized prior service cost	3	4

Net periodic pension cost	$277	$353

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2007, however the Company is considering making a discretionary contribution to the pension plan during 2007.
Postretirement Benefit Plan
Prior to December 31, 2001, an entity acquired by the Company provided health and dental care benefits to certain retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retiree shared the cost. The plan was amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the plan.
(7) Commitments and Contingencies
In the normal course of business there are outstanding commitments to extend credit not reflected in the accompanying consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $246.4 million and $258.6 million were contractually available at March 31, 2007 and December 31, 2006, respectively, and are not reflected in the consolidated statements of financial condition (unaudited). Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $5.6 million and $5.8 million at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the fair value of the stand-by letters of credit was not material to the Company’s consolidated financial statements.
From time to time the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.

(8) Supervision and Regulation
The supervision and regulation of financial and bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations. In addition, payments of dividends by FSB to FII are limited or restricted in certain circumstances under banking regulations.
The Company is also subject to varying regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of March 31, 2007 and December 31, 2006, the Company and FSB met all capital adequacy requirements to which they are subject.
(9) Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $50,000, of which $32,000 would impact the Company’s effective tax rate, if recognized or reversed. The Company is currently under examination by New York State and expects to conclude the examination during 2007 at which point the uncertain tax position would be settled.
The tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal	2003 - 2005
New York	2002 - 2005
The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of January 1, 2007, the Company had accrued $17,000 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $19,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. There are a number of important factors that could affect the Company’s forward-looking statements which include the quality of collateral associated with nonperforming loans, the ability of customers to continue to make payments on criticized or substandard loans, the impact of rising interest rates on customer cash flows, the speed or cost of resolving bad loans, the ability to hire and train personnel, the economic conditions in the area in which the Company operates, customer preferences, competition and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.

GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company for the periods covered in this quarterly report. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
The Company’s revenues are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the interest paid on deposits and borrowings. Revenues are also affected by service charges on deposits, ATM and debit card income, broker-dealer fees and commissions, mortgage banking income, gain or loss on the sale of securities, gain or loss on sale of loans held for sale, gain or loss on the sale and disposal of other assets and other miscellaneous noninterest income.
The Company’s expenses primarily consist of the provision (credit) for loan losses, salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional fees and services, other miscellaneous noninterest expense and income tax expense (benefit).
Results of operations are also affected by the general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Net income for the quarter was $3.6 million, or $0.29 per diluted share, compared with $3.7 million, or $0.30 per diluted share, for the first quarter of 2006. The decline in net income was primarily the result of a decline in net interest income, which was $14.0 million for the first quarter of 2007, down $1.5 million from $15.5 million in the first quarter of 2006. Net interest margin declined 26 basis points, to 3.38%, for the first quarter of 2007 compared with the same period last year. The flat-to-inverted interest rate yield curve, which prevailed throughout much of 2006 and continues in 2007, negatively affected net interest margin and net interest income, as did changes in the mix of deposits that increased cost of funds.
The decline in net interest income was partially offset by a reduction of $1.4 million, or 9%, in noninterest expense in the first quarter of 2007 to $13.9 million compared with $15.3 million for the first quarter of 2006. The lower expense levels reflect operational efficiencies gained from the consolidation of administrative and operational functions, improved asset quality and lower advertising costs.
The Company also experienced an increase of $2.8 million in loans to $929.3 million at March 31, 2007 compared to $926.5 million at December 31, 2006. Commercial loans increased $12.1 million over December 31, 2006, as our commercial business development programs over the past year delivered results during the first quarter of 2007.
Asset quality continued to improve, as the Company’s provision for loan losses for the first quarter of 2007 was zero, compared with $250,000 for the first quarter of 2006. Net loan charge-offs of $134,000 for the first quarter represented 6 basis points of average loans (annualized) and compared with $190,000 and 8 basis points for the first quarter of 2006. Nonperforming assets totaled $17.0 million at March 31, 2007, unchanged from December 31, 2006, but the overall level of criticized and classified loans declined $3.8 million during the first quarter of 2007. The allowance for loan losses was $16.9 million at March 31, 2007 or 1.82% of loans, comparable to $17.0 million and 1.84% at December 31, 2006.
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
The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K as of December 31, 2006, dated March 13, 2007, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, goodwill and defined benefit pension plan require particularly subjective or complex judgments important to the Company’s consolidated financial statements, results of operations, and, as such, are considered to be critical accounting policies as discussed below.
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
Goodwill: Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During the fourth quarter of 2006, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. There were no material events or transactions that occurred subsequent to that evaluation that indicates any impairment at the current period end.
Defined Benefit Pension Plan: Management is required to make various assumptions in valuing its defined benefit pension plan assets and liabilities. These assumptions include, but are not limited to, the expected long-term rate of return on plan assets, the weighted average discount rate used to value certain liabilities and the rate of compensation increase. The Company uses a third-party specialist to assist in making these estimates and assumptions. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Per common share data:
Net income — basic	$0.29	$0.30
Net income — diluted	$0.29	$0.30
Cash dividends declared	$0.10	$0.08
Book value	$14.81	$13.55
Tangible book value	$11.42	$10.14
Common shares outstanding:
Weighted average shares – basic	11,316,811	11,328,404
Weighted average shares – diluted	11,360,202	11,372,253
Period end	11,271,676	11,320,000
Performance ratios (annualized) and data:
Return on average assets	0.77%	0.77%
Return on average common equity	7.96%	8.82%
Return on average tangible common equity	10.35%	11.75%
Common dividend payout ratio	34.48%	26.67%
Net interest margin (tax-equivalent)	3.38%	3.64%
Efficiency ratio (1)	69.53%	69.99%
Full-time equivalent employees	634	661
Asset quality data:
Loans past due 90 days or more	$7	$35
Nonaccrual loans	15,778	18,561

Total nonperforming loans	15,785	18,596
Other real estate owned (ORE) and repossessed assets (repos)	1,216	879

Total nonperforming assets	$17,001	$19,475
Gross loan charge-offs	$692	$1,304
Net loan charge-offs	$134	$190
Allowance for loan losses	$16,914	$20,291
Asset quality ratios:
Nonperforming loans to total loans	1.70%	1.93%
Nonperforming assets to total loans, ORE and repos	1.83%	2.02%
Nonperforming assets to total assets	0.87%	0.98%
Allowance for loan losses to total loans	1.82%	2.10%
Allowance for loan losses to nonperforming loans	107%	109%
Net loan charge-offs to average loans (annualized)	0.06%	0.08%
Capital ratios:
Period-end common equity to total assets	8.50%	7.74%
Period-end tangible common equity to total tangible assets	6.69%	5.91%
Leverage ratio	8.99%	8.11%
Tier 1 risk-based capital ratio	15.58%	14.07%
Total risk-based capital ratio	16.83%	15.32%

(1)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale calculated using the following detail:

Noninterest expense	$13,928	$15,275
Less: Other real estate expense	88	71
Amortization of other intangible assets	77	108

Net expense (numerator)	$13,763	$15,096

Net interest income	$13,956	$15,479
Plus: Tax-equivalent adjustment	1,114	1,217

Net interest income (tax-equivalent)	15,070	16,696
Plus: Noninterest income	4,738	4,956
Less: Net gain on sale of commercial-related loans held for sale	—	82
Less: Net gain on sale of trust relationships	13	—

Net revenue (denominator)	$19,795	$21,570

NET INCOME ANALYSIS
Average Balance Sheets
The following table presents the average annualized yields and rates on interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis for the periods indicated. All average balances are average daily balances.

	For the Three Months Ended March 31,
	2007			2006
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$57,405	$752	5.32%	$16,400	$185	4.59%
Commercial paper due in less than 90 days	—	—	—%	9,276	106	4.63%
Investment securities (1):
Taxable	570,139	6,264	4.40%	578,268	6,092	4.21%
Non-taxable	239,855	3,277	5.46%	262,537	3,477	5.30%

Total investment securities	809,994	9,541	4.71%	840,805	9,569	4.55%
Loans held for sale	400	8	8.47%	657	12	7.45%
Loans (2):
Commercial and agricultural	409,290	7,785	7.71%	446,049	8,104	7.37%
Residential real estate	163,046	2,643	6.48%	166,288	2,675	6.43%
Consumer indirect	105,856	1,755	6.72%	85,692	1,256	5.94%
Consumer direct and home equity	243,435	4,436	7.39%	277,537	4,585	6.70%

Total loans	921,627	16,619	7.30%	975,566	16,620	6.89%

Total interest-earning assets	1,789,426	$26,920	6.06%	1,842,704	$26,492	5.79%

Allowance for loans losses	(17,159)			(20,528)
Other noninterest-earning assets (3)	142,326			155,657

Total assets	$1,914,593			$1,977,833

Interest-bearing liabilities:
Savings and money market	$334,455	$1,370	1.66%	$349,492	$927	1.08%
Interest-bearing demand	355,785	1,593	1.82%	397,066	1,560	1.59%
Certificates of deposit	683,361	7,800	4.63%	667,273	5,734	3.48%
Short-term borrowings	29,052	169	2.36%	21,778	112	2.08%
Long-term borrowings	38,177	486	5.17%	76,614	1,031	5.46%
Junior subordinated debentures and trust preferred securities	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,457,532	11,850	3.30%	1,528,925	9,796	2.60%

Noninterest-bearing demand deposits	254,274			259,050
Other noninterest-bearing liabilities	19,834			17,335

Total liabilities	1,731,640			1,805,310
Shareholders’ equity (3)	182,953			172,523

Total liabilities and shareholders’ equity	$1,914,593			$1,977,833

Net interest income — tax-equivalent		15,070			16,696
Less: tax equivalent adjustment		1,114			1,217

Net interest income		$13,956			$15,479

Net interest rate spread			2.76%			3.19%

Net earning assets	$331,894			$313,779

Net interest income as a percentage of average interest-earning assets (“net interest margin”)			3.38%			3.64%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.77%			120.52%

(1)	Amounts shown are amortized cost for both held to maturity and available for sale securities. In order to make resultant yields on non-taxable securities comparable to taxable securities and loans, the non-taxable interest earned is presented on a tax-equivalent basis.

(2)	Includes net unearned income and net deferred loan fees and costs. Nonaccruing loans are included in the average loan totals and payments on nonaccruing loans have been recognized as disclosed in Note 1 of the notes to consolidated financial statements.

(3)	Includes unrealized losses on securities available for sale, net of related taxes.

Net Interest Income
For the three months ended March 31, 2007, net interest income was $14.0 million, down $1.5 million in comparison with $15.5 million for the same period last year. Net interest margin was 3.38% for the three months ended March 31, 2007, a 26 basis point decline from 3.64% for the same period last year. The yield on interest-earning assets increased 27 basis points, to 6.06%, for the quarter ended March 31, 2007, compared to the same quarter a year ago. The Company’s cost of funds increased 53 basis points, to 2.68%, for the first quarter of 2007, versus the same quarter last year. The Company’s funding sources are more heavily influenced by the short-end of the interest rate yield curve, so the flat-to-inverted yield curve has led to a more rapid increase in the cost of funds versus the yield on interest-earning assets. In addition, the cost of funds was adversely impacted by a change in the mix of funding sources as customers shifted deposits to higher cost certificates of deposit from lower cost interest-bearing demand, savings and money market accounts. Average earning assets were $1.789 billion for the first quarter of 2007, down 3% from $1.843 billion for the first quarter of 2006. The reduction in average earning assets reflects lower deposit levels as a result of managing overall liquidity needs consistent with spread opportunities and the overall cost of funding.
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

	Three Months ended March 31,
	2007 vs. 2006
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$537	$30	$567
Commercial paper due in less than 90 days	(106)	—	(106)

Investment securities (1):
Taxable	(82)	254	172
Non-taxable	(302)	102	(200)

Total investment securities	(384)	356	(28)

Loans held for sale	(7)	3	(4)

Loans (2):
Commercial and agricultural	(686)	367	(319)
Residential real estate	(54)	22	(32)
Consumer indirect	334	165	499
Consumer direct and home equity	(621)	472	(149)

Total loans	(1,027)	1,026	(1)

Total interest-earning assets	(987)	1,415	428

Interest-bearing liabilities:
Savings and money market	(63)	506	443
Interest-bearing demand	(144)	177	33
Certificates of deposit	183	1,883	2,066
Short-term borrowings	42	15	57
Long-term borrowings	(490)	(55)	(545)

Total interest-bearing liabilities	(472)	2,526	2,054

Net interest income	$(515)	$(1,111)	$(1,626)

(1)	Amounts shown are amortized cost for both held to maturity and available for sale securities. In order to make resultant yields on non-taxable securities comparable to taxable securities and loans, the non-taxable interest earned is presented on a tax-equivalent basis.

(2)	Includes net unearned income and net deferred loan fees and costs. Nonaccruing loans are included in the average loan totals.

Provision for Loan Losses
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There was no provision for loan losses recorded for the first quarter of 2007, compared with a provision for loan losses of $250,000 for the first quarter of 2006.
Net loan charge-offs in the first quarter of 2007 were $134,000 compared to $190,000 for the prior year’s first quarter. Net loan charge-offs to average loans (annualized) for the first quarter 2007 was 0.06% compared with 0.08% in the same quarter last year.
The improvement in the provision for loans losses resulted from the improved risk-rating profile of the loan portfolio, the lower level of net loan charge-offs, a smaller loan portfolio in comparison to a year ago and a change in the mix of the loan portfolio to loan categories with reduced credit risk.
Noninterest Income
The following table details the major categories of noninterest income for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Noninterest income:
Service charges on deposits	$2,569	$2,672
ATM and debit card income	620	534
Broker-dealer fees and commissions	383	431
Trust fees	—	194
Mortgage banking income	254	308
Income from corporate owned life insurance	20	20
Net gain on sale of student loans held for sale	112	147
Net gain on sale of commercial-related loans held for sale	—	82
Net gain on sale and disposal of other assets	57	98
Net gain on sale of trust relationships	13	—
Other	710	470

Total noninterest income	$4,738	$4,956

Noninterest income for the three months ending March 31, 2007 and 2006 was $4.7 million and $5.0 million, respectively.
Service charges on deposits are down 4% in the first quarter of 2007 compared with the first quarter a year ago. The decline is due in part to a decrease in transaction-type deposit accounts compared to a year ago, which was partially offset by a fee increase imposed during the second quarter of 2006.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $620,000 and $534,000 for the three months ended March 31, 2007 and 2006, respectively. ATM and debit card income has increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions.
Broker-dealer fees and commissions declined $48,000 in the first quarter of 2007 versus first quarter 2006 as a result of lower sales volumes. There were no trust fees in the three months ended March 31, 2007 versus $194,000 in the first quarter of 2006, as the Company sold its trust relationships at the end of the third quarter in 2006.
Mortgage banking income, which includes gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization and impairment (if any) of mortgage servicing rights, have declined in 2007, reflecting both seasonal patterns and an overall slowing in residential real estate activity.
Other noninterest income increased by $240,000 to $710,000 in the first quarter of 2007 versus $470,000 for the same period a year ago, primarily the result of an increase in income in one of our Small Business Investment Company (“SBIC”) limited partnership investments.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Noninterest expense:
Salaries and employee benefits	$8,354	$8,758
Occupancy and equipment	2,448	2,362
Supplies and postage	438	559
Amortization of other intangible assets	77	108
Computer and data processing	457	405
Professional fees and services	495	673
Other	1,659	2,410

Total noninterest expense	$13,928	$15,275

Noninterest expense for the first quarter of 2007 decreased $1.4 million, or 9% to $13.9 million from $15.3 million for the first quarter of 2006. The lower expense levels reflect operational efficiencies gained from the consolidation of administrative and operational functions, improved asset quality and lower advertising costs.
For the first quarter of 2007, salaries and benefits declined $404,000 from the first quarter of 2006. This decline resulted from lower salaries expense due to reduced staffing levels and less temporary help in the first quarter of 2007 versus first quarter of 2006. The Company reduced the number of full-time equivalent employees (“FTEs”) by 4% to 634 at March 31, 2007, down from 661 at March 31, 2006. The higher level of temporary help during the first quarter of 2006 was associated with completing the December 2005 reorganization. The reduction in salaries expense was partially offset by an increase in benefits expense in the first quarter of 2007 in comparison to the same quarter a year ago, which was a result of a rise in health care costs and an increase in the Company’s 401(k) benefit plan match, offset by a decrease in unemployment insurance. In addition, salaries and benefits included $117,000 and $143,000 of management stock compensation expense (excludes director stock compensation expense) for the three months ended March 31, 2007 and 2006, respectively.
The Company experienced a 4% increase in occupancy and equipment expense in the first quarter of 2007 compared to the same quarter a year ago, primarily the result of an increase in service contracts expense. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by rising service contract expense and real estate taxes.
Supplies and postage are down 22% when comparing the three months ended March 31, 2007 and 2006. The decline resulted from the purchase of branding-related stationery and supplies during the first quarter of 2006 due to the reorganization.
Amortization of other intangibles declined during the first quarter of 2007 versus the same quarter a year ago as a result of certain intangible assets being fully amortized during 2006.
Computer and data processing costs increased $52,000 to $457,000 for the three months ended March 31, 2007 compared to the same quarter last year.
Professional fees have declined 26% for the three-month period ended March 31, 2007 as compared to the same period a year ago. The decline in professional fees is primarily related to lower legal and external loan review costs associated with commercial-related loans.
Other expenses have decreased 31% for the three-month period ended March 31, 2007 as compared to the same period a year ago. Advertising and promotions were down in the first quarter of 2007 compared to the prior year as a result of the major branding campaign that was initiated in the prior year due to the consolidation of our banks. In addition, lower expense in the areas of commercial and consumer loans was realized as a result of the Company’s improved underwriting process and credit quality of the loan portfolio.
The efficiency ratio was 69.53% and 69.99% for the first quarter of 2007 and 2006, respectively. The 2007 efficiency ratio, as compared to 2006, reflects the lower level of noninterest expense offset by the decline in net interest income. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale.
Income Tax Provision
The income tax provision provides for Federal and New York State income taxes, which amounted to $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. The effective tax rates recorded for the first quarter of 2007 and 2006 were comparable at 24.2% and 23.8%, respectively.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $1.1 million and $992,000 at March 31, 2007 and December 31, 2006, respectively, all of which were residential real estate loans.
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio at the dates indicated:

	March 31,		December 31,
(Dollars in thousands)	2007		2006
Commercial	$115,211	12.4%	$105,806	11.4%
Commercial real estate	249,179	26.8	243,966	26.3
Agricultural	54,273	5.9	56,808	6.2
Residential real estate	162,846	17.5	163,243	17.6
Consumer indirect	107,729	11.6	106,391	11.5
Consumer direct and home equity	240,012	25.8	250,268	27.0

Total loans	929,250	100.0	926,482	100.0

Allowance for loan losses	(16,914)		(17,048)

Total loans, net	$912,336		$909,434

Total gross loans increased $2.8 million to $929.3 million at March 31, 2007 from $926.5 million at December 31, 2006. Commercial loans and commercial real estate loans increased $14.6 million to $364.4 million or 39.2% of the portfolio at March 31, 2007 from $349.8 million or 37.7% of the portfolio at December 31, 2006. Agricultural loans decreased $2.5 million, to $54.3 million at March 31, 2007 from $56.8 million at December 31, 2006. Commercial loans increased $12.1 million over December 31, 2006, as our commercial business development programs over the past year delivered results during the first quarter of 2007.
The Company has reclassified its residential real estate and consumer loan portfolios for all periods presented to more consistently reflect management of the loan portfolio. Consumer indirect loans, primarily automobile loans, are shown on a separate line from the consumer direct and home equity category. Consumer indirect loans totaled $107.7 million and $106.4 million at March 31, 2007 and December 31, 2006, respectively. Closed-end home equity loans, formerly included in the residential real estate category, are presented in the consumer direct and home equity category. Closed-end home equity loans totaled $103.5 million and $105.2 million at March 31, 2007 and December 31, 2006, respectively.
Residential real estate loans decreased $397,000 to $162.8 million at March 31, 2007 in comparison to $163.2 million at December 31, 2006. The decline in residential real estate loans reflects an overall slow-down in the residential real estate market. The consumer indirect portfolio increased $1.3 million to $107.7 million at March 31, 2007 from $106.4 million at December 31, 2006. The Company has expanded its relationships with franchised new car dealers and is selectively originating a mix of approximately 35% new automobile loans and 65% used automobile loans from those dealers. The consumer direct and home equity portfolio decreased $10.3 million to $240.0 million at March 31, 2007 in comparison to $250.3 million at December 31, 2006. The decline in direct consumer and home equity products is reflective of our maintaining a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.

Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Nonaccruing loans (1)
Commercial	$2,213	$2,205
Commercial real estate	4,472	4,661
Agricultural	4,705	4,836
Residential real estate	3,429	3,127
Consumer indirect	61	166
Consumer direct and home equity	898	842

Total nonaccruing loans	15,778	15,837

Loans past due 90 days or more	7	3

Total nonperforming loans	15,785	15,840

Other real estate owned (ORE) and repossessed assets (repos)	1,216	1,203

Total nonperforming assets	$17,001	$17,043

Total nonperforming loans to total loans (2)	1.70%	1.71%

Total nonperforming assets to total loans, ORE and repos (2)	1.83%	1.84%

Total nonperforming assets to total assets	0.87%	0.89%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude loans held for sale from total loans.
The Company experienced a $42,000 decline in total nonperforming assets to $17.0 million at March 31, 2007 compared to December 31, 2006. Total nonaccruing loans declined $59,000 at March 31, 2007 compared to December 31, 2006. The Company experienced a slight increase in loans past due 90 days or more and a $13,000 increase in ORE to $1.2 million at March 31, 2007 compared to December 31, 2006. While nonperforming assets remain at a high level in comparison to our peers, the disposition of our nonperforming assets is a lengthy process that is proceeding in an orderly manner.
Information regarding the activity in nonaccruing loans is as follows:

Three Months
Ended
(Dollars in thousands)	March 31, 2007
Nonaccruing loans, beginning of period	$15,837

Additions	2,834
Payments	(1,602)
Charge-offs	(502)
Returned to accruing status	(319)
Transferred to other real estate or repossessed assets	(470)

Nonaccruing loans, end of period	$15,778

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $14.0 million and $16.2 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2007 and December 31, 2006, respectively.

Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other environmental factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at March 31, 2007.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$17,048	$20,231

Charge-offs:
Commercial	84	327
Commercial real estate	29	274
Agricultural	—	222
Residential real estate	61	26
Consumer indirect	175	125
Consumer direct and home equity	343	329

Total charge-offs	692	1,303
Recoveries:
Commercial	114	716
Commercial real estate	102	68
Agricultural	76	35
Residential real estate	46	—
Consumer indirect	42	58
Consumer direct and home equity	178	236

Total recoveries	558	1,113

Net charge-offs	134	190

Provision for loan losses	—	250

Balance at end of period	$16,914	$20,291

Ratio of net loan charge-offs to average loans (annualized)	0.06%	0.08%

Ratio of allowance for loan losses to total loans (1)	1.82%	2.10%

Ratio of allowance for loan losses to nonperforming loans (1)	107%	109%

(1)	Ratios exclude loans held for sale from total loans.
Net loan charge-offs were $134,000 and $190,000 for the three months ended March 31, 2007 and 2006, respectively. The ratio of net loan charge-offs to average loans (annualized) was 0.06% and 0.08% for the first quarter of 2007 and 2006, respectively. The Company’s net charge-off experience improved significantly in the first quarter of 2007 and 2006, a result of the Company’s focus and efforts to improve the credit quality of the loan portfolio and underwriting process over the past few years. The ratio of the allowance for loan losses to nonperforming loans was 107% at March 31, 2007 comparable to 108% at December 31, 2006 and 109% at March 31, 2006. The ratio of the allowance for loan losses to total loans was 1.82% at March 31, 2007 compared to 1.84% at December 31, 2006 and 2.10% at March 31, 2006.

Investing Activities
The Company’s total investment security portfolio totaled $806.1 million as of March 31, 2007 compared to $775.5 million as of December 31, 2006. The net unrealized losses on securities available for sale amounted to $8.9 million and $11.1 million as of March 31, 2007 and December 31, 2006, respectively. The unrealized losses present do not reflect deterioration in the credit worthiness of the issuing securities and resulted primarily from fluctuations in market interest rates. The Company intends to hold these securities until their fair value recovers to their amortized cost; therefore, management has determined that the securities that were in an unrealized loss position at March 31, 2007 and December 31, 2006 represent only temporary declines in fair value. Further detail regarding the Company’s investment portfolio follows.
U.S. Government-Sponsored Enterprise (“GSE”) Securities
The GSE securities portfolio, all of which is classified as available for sale, is comprised of debt obligations issued directly by the GSEs and totaled $214.1 million at March 31, 2007. The portfolio consisted of approximately $124.1 million, or 58%, callable securities at March 31, 2007. At March 31, 2007, this category of securities also includes $100.9 million of structured notes, the majority of which were step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At March 31, 2007, the structured notes had a current average coupon of 4.16% that adjust on average to 6.59% within five years. However, under current market conditions these notes are likely to be called. At December 31, 2006, the available for sale GSE securities portfolio totaled $231.8 million.
State and Municipal Obligations
At March 31, 2007, the portfolio of state and municipal obligations totaled $243.9 million, of which $199.1 million was classified as available for sale. At that date, $44.8 million was classified as held to maturity, with a fair value of $44.9 million. At December 31, 2006, the portfolio of state and municipal obligations totaled $238.7 million, of which $198.3 million was classified as available for sale. At that date, $40.4 million was classified as held to maturity, with a fair value of $40.4 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”)
MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $331.2 million and $300.0 million at March 31, 2007 and December 31, 2006, respectively. The portfolio was comprised of $180.6 million of MBSs, $139.5 million of CMOs and $11.1 million of other ABSs at March 31, 2007. The MBSs were issued by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 87% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consisted primarily of fixed and variable rate government issues and fixed rate privately issued AAA rated securities. The ABSs were primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2006, the portfolio consisted of $189.4 million of MBSs, $107.4 million of CMOs and $3.2 million of other ABSs.
Corporate Bonds and Other
The Company held $5.9 million and $3.9 million in corporate bonds and other securities at March 31, 2007 and December 31, 2006, respectively. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $11.0 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively. During the first quarter of 2007, the Company purchased $10.0 million of U.S. government agency (FNMA and FHLMC) preferred stock at par, which reprices every 90 days. The dividends on these securities qualify for the Federal income tax dividend received deduction.

Funding Activities
The Company manages funding from the following principal components: nonpublic deposits, public deposits, brokered deposits, borrowings and junior subordinated debentures.
Nonpublic Deposits
Nonpublic deposits represent the largest component of the Company’s funding sources. The Company offers a broad array of nonpublic deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. At March 31, 2007, total nonpublic deposits were $1.239 billion in comparison to $1.248 billion at December 31, 2006. The Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. In addition, the Company has recently managed overall pricing of its nonpublic deposits in a manner that recognizes sufficient liquidity is already in place to expand the loan portfolio and the flat-to-inverted interest yield curve provides marginal opportunity to deploy new funding at a profitable spread.
Public Deposits
The Company offers a variety of deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits.
At March 31, 2007, total public deposits were $416.4 million in comparison to $352.9 million at December 31, 2006. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. In general, the number of public relationships remained stable during the first quarter of 2007.
Brokered Deposits
The Company has also utilized brokered certificates of deposit as a funding source as outstanding deposits totaled $16.7 million at March 31, 2007 and December 31, 2006. The Company intends to utilize its favorable position of liquidity to repay the brokered deposits as they mature throughout the remainder of 2007 and 2008.
Borrowings
The Company’s most significant source of borrowing funding are FHLB advances, which amounted to $38.2 million as of March 31, 2007 and December 31, 2006. The FHLB borrowings mature on various dates through 2009. The Company had approximately $23.2 million and $31.5 million of immediate credit capacity with FHLB at March 31, 2007 and December 31, 2006, respectively. The FHLB credit capacity is collateralized by GSE securities. The Company also had $103.9 million and $102.1 million of credit available under unsecured lines of credit with various banks at March 31, 2007 and December 31, 2006, respectively. There were no advances outstanding on these lines of credit at March 31, 2007 and December 31, 2006. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $24.9 million and $32.3 million as of March 31, 2007 and December 31, 2006, respectively.
The Company also had a credit agreement with another commercial bank and has pledged the stock of FSB as collateral for the credit facility. The credit agreement included a $25.0 million term loan facility and a $5.0 million revolving loan facility. The interest rate and maturity of the term loan facility were modified during 2005. The amended and restated term loan required monthly payments of interest only at a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.00% through the third quarter of 2006. During October 2006, FII repaid the $25.0 million term loan. The debt was scheduled for repayment in equal annual installments of $6.25 million beginning in December 2007. The $5.0 million revolving loan was also modified to accrue interest at a rate of LIBOR plus 1.75% and matured April 30, 2007. There were no advances outstanding on the revolving loan at March 31, 2007.
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

Equity Activities
Total shareholders’ equity amounted to $184.5 million at March 31, 2007, an increase of $2.1 million from $182.4 million at December 31, 2006. The increase in shareholders’ equity during the three months ended March 31, 2007 primarily resulted from $5.0 million of comprehensive income, offset by $1.5 million in dividends declared and $1.6 million in treasury stock acquisitions under the common stock repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of customer funds, maturing short-term assets, the ability to sell securities, lines of credit, and access to capital markets.
Liquidity at the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of customer deposits. Deposits are supplemented by wholesale funding sources that include credit lines with other banking institutions, the FHLB and the Federal Reserve Bank.
The primary sources of liquidity for FII are dividends from the Bank and access to capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, deposits, borrowings and short-term liquid assets. FSIS relies on cash flows from operations and funds from FII when necessary.
The Company’s cash and cash equivalents were $133.1 million at March 31, 2007, an increase of $23.3 million from $109.8 million at December 31, 2006. The Company’s net cash provided by operating activities totaled $11.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $32.0 million, which included net purchases of $28.5 million in securities and $3.4 million of loan originations in excess of loan payments. Net cash provided by financing activities of $43.7 million was primarily attributed to the $54.1 million increase in deposits. The Company’s cash and cash equivalents were $92.7 million at March 31, 2006 an increase of $0.8 million from $91.9 million at December 31, 2005.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The leverage ratio is utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%. The guidelines also require a minimum total risk-based capital ratio of 8.0%.
The Company’s Tier 1 leverage ratio was 8.99% at March 31, 2007 an increase of 8 basis points from 8.91% at December 31, 2006. Total Tier 1 capital of $169.6 million at March 31, 2007 was up from $168.7 million at December 31, 2006. Adjusted quarterly average assets of $1.886 billion for the first quarter of 2007 were down in comparison to $1.895 billion in the fourth quarter of 2006.
The Company’s Tier 1 risk-based capital ratio was 15.58% at March 31, 2007, down from 15.85% at December 31, 2006. The Company’s total risk-weighted capital ratio was 16.83% at March 31, 2007 compared to 17.10% at December 31, 2006. Total risk-based capital at March 31, 2007 was $183.2 million, an increase of $1.1 million from December 31, 2006. Net risk-weighted assets at March 31, 2006 were $1.088 billion, up $23.7 million compared to $1.065 billion at December 31, 2006.

The following is a summary of the risk-based capital ratios for the Company and FSB:

	March 31,	December 31,
	2007	2006
Tier 1 leverage ratio
Company	8.99%	8.91%
FSB	8.12%	8.06%

Tier 1 risk-based capital ratio
Company	15.58%	15.85%
FSB	14.10%	14.35%

Total risk-based capital ratio
Company	16.83%	17.10%
FSB	15.35%	15.61%
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
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of twelve months. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.
In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.
The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 13, 2007, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures
a) As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
b) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 13, 2007, as filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
The Company has experienced no significant changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 13, 2007, as filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)
01/01/07 – 01/31/07	3,744	$21.55	3,744	$4,822,000
02/01/07 – 02/28/07	9,797	21.82	9,797	4,608,000
03/01/07 – 03/31/07	64,054	20.78	64,054	3,277,000

Total	77,595	$20.95	77,595	$3,277,000

(1)	On October 25, 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions in amounts and at times and prices as determined by the Company.

Item 6. Exhibits
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.6	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.7	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.8	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.9	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.11	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.13	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

Exhibit No.	Description	Location
10.14	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Incorporated by reference to Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.15	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.16	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.17	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.18	2006 Annual Incentive Plan, dated March 13, 2006	Incorporated by reference to Exhibit 10.20 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.19	Executive Enhanced Incentive Plan dated January 25, 2006	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.20	Trust Company Agreement and Plan of Merger	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated April 3, 2006

10.21	2007 Annual Incentive Plan, dated March 13, 2007	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

10.22	2007 Director (Non-Management) Compensation	Incorporated by reference to Exhibit 10.22 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

32.1	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

32.2	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.
Date	Signatures
May 8, 2007	By:	/s/ Peter G. Humphrey
Peter G. Humphrey
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2007	By:	/s/ Ronald A. Miller
Ronald A. Miller
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)