Form 10-Q
period 2007-06-30
FINANCIAL INSTITUTIONS INC
filed 2007-08-07
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 1, 2007
Common Stock, $0.01 par value	11,116,939 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2007	2006
Assets

Cash and due from banks	$44,309	$47,166
Federal funds sold and interest-bearing deposits in other banks	5,720	62,606
Securities available for sale, at fair value	759,855	735,148
Securities held to maturity, at amortized cost (fair value of $52,049 at June 30, 2007 and $40,421 at December 31, 2006)	51,872	40,388
Loans held for sale	1,432	992

Loans	940,870	926,482
Less: Allowance for loan losses	16,522	17,048

Loans, net	924,348	909,434

Premises and equipment, net	34,720	34,562
Goodwill	37,369	37,369
Other assets	38,467	39,887

Total assets	$1,898,092	$1,907,552

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$263,801	$273,783
Interest-bearing demand, savings and money market	670,253	674,224
Certificates of deposit	682,995	669,688

Total deposits	1,617,049	1,617,695

Short-term borrowings	22,521	32,310
Long-term borrowings	37,159	38,187
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Other liabilities	21,895	20,270

Total liabilities	1,715,326	1,725,164

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding – 1,586 shares at June 30, 2007 and December 31, 2006	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding – 174,223 shares at June 30, 2007 and 174,639 shares at December 31, 2006	17,422	17,464
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,348,122 shares at June 30, 2007 and December 31, 2006	113	113
Additional paid-in capital	24,631	24,222
Retained earnings	152,900	148,947
Accumulated other comprehensive loss	(8,701)	(8,404)
Treasury stock, at cost – 186,287 shares at June 30, 2007 and 5,351 shares at December 31, 2006	(3,758)	(113)

Total shareholders’ equity	182,766	182,388

Total liabilities and shareholders’ equity	$1,898,092	$1,907,552

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$16,932	$17,021	$33,559	$33,653
Interest and dividends on securities	8,952	8,244	17,379	16,596
Other interest income	574	485	1,326	776

Total interest income	26,458	25,750	52,264	51,025

Interest expense:
Deposits	11,338	9,121	22,101	17,342
Short-term borrowings	153	126	322	238
Long-term borrowings	483	1,059	969	2,090
Junior subordinated debentures	432	432	864	864

Total interest expense	12,406	10,738	24,256	20,534

Net interest income	14,052	15,012	28,008	30,491

Credit for loan losses	(153)	(1,601)	(153)	(1,351)

Net interest income after credit for loan losses	14,205	16,613	28,161	31,842

Noninterest income:
Service charges on deposits	2,767	2,833	5,336	5,505
ATM and debit card income	724	553	1,344	1,087
Broker-dealer fees and commissions	347	376	730	807
Trust fees	—	67	—	261
Mortgage banking income	301	306	555	614
Income from corporate owned life insurance	29	432	49	452
Net gain on sale of securities	51	—	51	—
Net gain on sale of student loans held for sale	58	30	170	177
Net gain on sale of commercial-related loans held for sale	—	—	—	82
Net gain on sale and disposal of premises and equipment	7	3	15	14
Net gain on sale of other real estate and repossessed assets	24	20	73	107
Net gain on sale of trust relationships	—	—	13	—
Other	298	561	1,008	1,031

Total noninterest income	4,606	5,181	9,344	10,137

Noninterest expense:
Salaries and employee benefits	8,008	8,064	16,362	16,784
Occupancy and equipment	2,450	2,428	4,898	4,790
Supplies and postage	402	451	840	1,010
Amortization of other intangible assets	76	107	153	215
Computer and data processing	589	438	1,046	843
Professional fees and services	577	876	1,072	1,549
Other	2,246	2,217	3,905	4,665

Total noninterest expense	14,348	14,581	28,276	29,856

Income before income taxes	4,463	7,213	9,229	12,123

Income tax expense	1,020	1,839	2,171	3,010

Net income	$3,443	$5,374	$7,058	$9,113

Earnings per common share (Note 3):
Basic	$0.27	$0.44	$0.56	$0.74
Diluted	$0.27	$0.44	$0.56	$0.74
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance – December 31, 2006	$159	$17,464	$113	$24,222	$148,947	$(8,404)	$(113)	$182,388

Purchase 195,395 shares of common stock	—	—	—	—	—	—	(3,944)	(3,944)

Issue 9,140 shares of common stock - exercised stock options, net of tax	—	—	—	(18)	—	—	192	174

Purchase of 416 shares of 8.48% preferred stock	—	(42)	—	—	—	—	—	(42)

Issue 5,319 shares of common stock - directors plan	—	—	—	(2)	—	—	107	105

Excess tax benefit from stock options exercised	—	—	—	8	—	—	—	8

Amortization of unvested stock options	—	—	—	371	—	—	—	371

Amortization of unvested restricted stock awards	—	—	—	50	—	—	—	50

Comprehensive income:

Net income	—	—	—	—	7,058	—	—	7,058

Net unrealized loss on securities available for sale (net of tax of $(157))	—	—	—	—	—	(326)	—	(326)

Reclassification adjustment for net gain included in net income (net of tax of $20)	—	—	—	—	—	31	—	31

Defined benefit pension plan (net of tax of $9)	—	—	—	—	—	13	—	13

Postretirement benefit plan (net of tax of $(9))	—	—	—	—	—	(15)	—	(15)

Other comprehensive loss								(297)

Total comprehensive income								6,761

Cash dividends declared:

3% Preferred — $1.50 per share	—	—	—	—	(2)	—	—	(2)

8.48% Preferred — $4.24 per share	—	—	—	—	(740)	—	—	(740)

Common — $0.21 per share	—	—	—	—	(2,363)	—	—	(2,363)

Balance – June 30, 2007	$159	$17,422	$113	$24,631	$152,900	$(8,701)	$(3,758)	$182,766

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$7,058	$9,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,962	2,114
Net (accretion) amortization of premiums and discounts on securities	(155)	380
Credit for loan loses	(153)	(1,351)
Amortization of unvested stock options	371	442
Amortization of unvested restricted stock awards	50	—
Deferred income tax expense (benefit)	332	(1,114)
Proceeds from sale of loans held for sale	20,170	43,516
Originations of loans held for sale	(20,334)	(43,033)
Net gain on sale of securities	(51)	—
Net gain on sale of loans held for sale	(276)	(330)
Net gain on sale of commercial-related loans held for sale	—	(82)
Net gain on sale of other assets	(88)	(121)
Net gain on sale of trust relationships	(13)	—
Decrease in other assets	1,586	7,948
Increase in accrued expenses and other liabilities	357	23

Net cash provided by operating activities	10,816	17,505

Cash flows from investing activities:
Purchase of securities:
Available for sale	(182,924)	(19,501)
Held to maturity	(31,063)	(17,501)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	144,372	59,692
Held to maturity	19,984	17,665
Proceeds from the sale of securities available for sale	14,275	—
Net loan (increase) decrease	(15,843)	37,594
Net proceeds from sale of commercial-related loans	—	659
Proceeds from sales of other assets	675	1,313
Proceeds from sale of trust relationships	13	—
Purchase of premises and equipment	(1,988)	(531)

Net cash (used in) provided by investing activities	(52,499)	79,390

Cash flows from financing activities:
Net decrease in deposits	(647)	(100,204)
Net (decrease) increase in short-term borrowings	(9,789)	5,722
Repayment of long-term borrowings	(1,028)	(5,033)
Purchase of preferred and common shares	(3,986)	(218)
Issuance of common shares	105	114
Stock options exercised	174	—
Excess tax benefit from stock options exercised	8	—
Dividends paid	(2,897)	(2,556)

Net cash used in financing activities	(18,060)	(102,175)

Net decrease in cash and cash equivalents	(59,743)	(5,280)

Cash and cash equivalents at the beginning of the period	109,772	91,940

Cash and cash equivalents at the end of the period	$50,029	$86,660

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$22,124	$20,283
Income taxes paid	2,321	1,642
Income taxes received	—	(5,852)

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$1,081	$948
Net increase in security purchases pending settlement	1,060	—
Net increase in unrealized loss on available for sale securities (net of tax of $137, and $3,963, respectively)	295	5,976
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
FII’s primary subsidiary is its New York State-chartered Five Star Bank (100% owned) (“FSB” or the “Bank”). In addition, FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed the expansion of business operations to include a broker-dealer subsidiary, namely, Five Star Investment Services, Inc. (100% owned) (“FSIS”). During 2003, FII terminated its financial holding company status and now operates as a bank holding company. Future acquisition or expansion of non-financial activities may require prior Federal Reserve Bank (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
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
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period’s presentation.
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
(2) Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this statement effective January 1, 2007 and adoption did not have an effect on its consolidated financial position, consolidated results of operations, or liquidity.
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
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-04”). In accordance with EITF 06-04, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of EITF 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company is required to adopt this statement in its fiscal year beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt this statement on January 1, 2008 and is currently assessing the impact that the adoption will have on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the EITF reached a final consensus on Issue No. 06-05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” (“EITF 06-05”). EITF 06-05 provides clarifying guidance on determining the amount that could be realized from a life insurance contract The provisions of EITF 06-05 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. EITF 06-05 is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement effective January 1, 2007 and adoption did not have an effect on its consolidated financial position, consolidated results of operations, or liquidity.

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
Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$3,443	$5,374	$7,058	$9,113

Less: Preferred stock dividends	371	372	742	744

Net income available to common shareholders	$3,072	$5,002	$6,316	$8,369

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,189	11,324	11,252	11,326

Add: Effect of common stock equivalents	34	42	39	43

Weighted average number of common shares used to calculate diluted earnings per common share	$11,223	$11,366	$11,291	$11,369

Earnings per common share:
Basic	$0.27	$0.44	$0.56	$0.74
Diluted	$0.27	$0.44	$0.56	$0.74
There were approximately 296,000 and 283,000 weighted average common stock equivalents from outstanding stock options for the three and six months ended June 30, 2007, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive. There were approximately 289,000 and 286,000 weighted average stock options for the three and six months ended June 30, 2006, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
(4) Stock Compensation Plans
The Company has a Management Stock Incentive Plan and a Director’s Stock Incentive Plan (the “Plans”). Under the Plans, the Company may grant stock options to purchase shares of common stock, shares of restricted stock or stock appreciation rights to its directors and key employees. Grants under the Plans may be made up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company’s stock on the date of the grant. The maximum term of each option is ten years and the vesting period generally ranges between three and five years. During the six months ended June 30, 2007, 22,000 stock option awards were granted under the Plans, all of which were granted to directors. During the six months ended June 30, 2007, there were no restricted stock awards granted under the Plans.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The following table presents the expense associated with the amortization of unvested stock compensation included in the consolidated statements of income for the periods indicated;

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2007	2006	2007	2006
Stock options:
Management Stock Incentive Plan (1)	$78	$55	$171	$198
Director Stock Incentive Plan (2)	179	206	200	244

Total amortization of unvested stock options	257	261	371	442

Restricted stock awards:
Management Stock Incentive Plan (1)	26	—	50	—

Total amortization of unvested stock options	26	—	50	—

Total amortization of unvested restricted stock compensation	$283	$261	$421	$442

(1)	Included in salaries and employee benefits in the consolidated statements of income.

(2)	Included in other noninterest expense in the consolidated statements of income.
(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $4.9 million and $4.5 million at June 30, 2007 and December 31, 2006, respectively, are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Commercial	$121,687	$105,806
Commercial real estate	246,032	243,966
Agricultural	53,375	56,808
Residential real estate	165,516	163,243
Consumer indirect	117,403	106,391
Consumer direct and home equity	236,857	250,268

Total loans	940,870	926,482

Allowance for loan losses	(16,522)	(17,048)

Loans, net	$924,348	$909,434

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.
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
The defined benefit pension plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who meet participation requirements on or before January 1, 2008 shall be eligible to receive benefits.

Net periodic pension cost consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$374	$432	$749	$863
Interest cost on projected benefit obligation	368	336	736	671
Expected return on plan assets	(477)	(467)	(954)	(933)
Amortization of net transition asset	—	(7)	—	(14)
Amortization of unrecognized loss	8	55	16	111
Amortization of unrecognized prior service cost	3	3	6	7

Net periodic pension cost	$276	$352	$553	$705

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2007, however, the Company is considering making a discretionary contribution to the defined benefit pension plan during 2007.
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
(7) Commitments and Contingencies
In the normal course of business there are outstanding commitments to extend credit not reflected in the accompanying consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $266.2 million and $258.6 million were contractually available at June 30, 2007 and December 31, 2006, respectively, and are not reflected in the consolidated statements of financial condition. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $6.7 million and $5.8 million at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the fair value of the stand-by letters of credit was not material to the Company’s consolidated financial statements.
From time to time, the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.
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
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of June 30, 2007 and December 31, 2006, the Company and FSB met all capital adequacy requirements to which they are subject.
(9) Income Taxes
The Company adopted the provisions FIN 48 effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $50,000, of which $32,000 would impact the Company’s effective tax rate, if recognized or reversed. The Company is currently under examination by New York State and expects to conclude the examination during 2007, at which point the uncertain tax position would be resolved.
The tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal	2003 - 2005
New York	2002 - 2005
The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of January 1, 2007, the Company had accrued $17,000 of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest was $20,000.
(10) Subsequent Events
On July 25 2007, the Company’s Board of Directors approved a new one-year $5.0 million common stock repurchase program and canceled the remaining portion of the Company’s one-year $5.0 million stock repurchase program that was approved October 25, 2006. Under the previous program, the Company had purchased a total of 231,946 shares at an average price per share of $20.22 for a total purchase price of $4.691 million. Under the new program, stock repurchases may be made either in the open market or through privately negotiated transactions.
The Company is the owner and beneficiary of life insurance policies on a former officer of the Company who passed away in July 2007. The Company anticipates that proceeds from the policies will result in $1.1 million in net income, or approximately $0.10 per diluted common share, in the third quarter of 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “project”, “plan”, “seek” and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. There are a number of important factors that could affect the Company’s forward-looking statements which include the quality of collateral associated with nonperforming loans, the ability of customers to continue to make payments on criticized or substandard loans, the impact of rising interest rates on customer cash flows, the inability to re-price existing loans or to replace older, lower-rate loans with newer, higher-rate loans, the impact of the yield curve, the speed or cost of resolving bad loans, the ability to hire and train personnel, the economic conditions in the area in which the Company operates, customer preferences, competition and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control.

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
OVERVIEW
Net income for the second quarter of 2007 was $3.4 million, or $0.27 per diluted share, compared with $5.4 million, or $0.44 per diluted share, for the same quarter last year. For the first six months of 2007 net income was $7.1 million, or $0.56 per diluted share, compared with $9.1 million, or $0.74 per diluted share, for the first six months of 2006.
The decline in net income was primarily the result of a decline in net interest income and a decline in the credit for loan losses in comparison to the prior year on both a quarter-to-date and year-to-date basis. Net interest income was $14.1 million for the second quarter of 2007, down $1.0 million versus the second quarter of 2006. Net interest income was $28.0 million for the six months ended June 30, 2007, down $2.5 million in comparison to the same period in the prior year. Net interest margin declined 22 basis points, to 3.35%, for the second quarter of 2007 compared with the same quarter last year. On a year-to-date basis, net interest margin was down 23 basis points to 3.37% versus the prior year. The flat-to-inverted interest rate yield curve that prevailed throughout much of 2006 and continued into the first half of 2007, coupled with soft loan demand that makes replacement of lower-rate loans with new, higher-rate loans difficult, has had a negative effect on net interest margin, as have changes in our deposit mix that resulted in an increased cost of funds.
The Company experienced an increase of $14.4 million in loans to $940.9 million at June 30, 2007 compared to $926.5 million at December 31, 2006. Commercial-related loans increased $14.5 million over December 31, 2006, as a result of an extensive commercial business development program over the past year.
Asset quality showed continued improvement. Nonperforming assets were $11.8 million at June 30, 2007, down $5.3 million from December 31, 2006. Net loan charge-offs were $239 thousand for the second quarter of 2007 or 10 basis points of average loans (annualized) and for the first six months of 2007 were $373 thousand or 8 basis points of average loans (annualized).
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, which are those policies that management believes are the most important to the Company’s financial position and results, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the consolidated financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.
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

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006
Per common share data:
Net income — basic	$0.27	$0.44
Net income — diluted	$0.27	$0.44
Cash dividends declared	$0.11	$0.08
Book value	$14.80	$13.69
Tangible book value	$11.38	$10.29
Common shares outstanding:
Weighted average shares – basic	11,188,840	11,323,691
Weighted average shares – diluted	11,222,994	11,366,183
Period end	11,161,835	11,325,693
Performance ratios (annualized) and data:
Return on average assets	0.71%	1.11%
Return on average common equity	7.40%	13.03%
Return on average tangible common equity	9.60%	17.37%
Common dividend payout ratio	40.74%	18.18%
Net interest margin (tax-equivalent)	3.35%	3.57%
Efficiency ratio (1)	72.04%	67.28%
Full-time equivalent employees	636	657
Asset quality data:
Loans past due 90 days or more	$4	$1
Nonaccruing loans	10,402	15,361

Total nonperforming loans	10,406	15,362
Other real estate owned (ORE) and repossessed assets (repos)	1,352	933

Total nonperforming assets	$11,758	$16,295
Gross loan charge-offs	$970	$886
Net loan charge-offs	$239	$100
Allowance for loan losses	$16,522	$18,590
Asset quality ratios:
Nonperforming loans to total loans	1.11%	1.61%
Nonperforming assets to total loans, ORE and repos	1.25%	1.71%
Nonperforming assets to total assets	0.62%	0.85%
Allowance for loan losses to total loans	1.76%	1.95%
Allowance for loan losses to nonperforming loans	159%	121%
Net loan charge-offs to average loans (annualized)	0.10%	0.04%
Capital ratios:
Period-end common equity to total assets	8.70%	8.06%
Period-end tangible common equity to total tangible assets	6.83%	6.18%
Leverage ratio	8.89%	8.39%
Tier 1 risk-based capital ratio	15.86%	14.66%
Total risk-based capital ratio	17.12%	15.92%

(1)     The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale calculated using the following detail:

Noninterest expense	$14,348	$14,581
Less: Other real estate expense	(46)	(59)
Amortization of other intangible assets	(76)	(107)

Net expense (numerator)	$14,226	$14,415

Net interest income	$14,052	$15,012
Plus: Tax-equivalent adjustment	1,141	1,233

Net interest income (tax-equivalent)	15,193	16,245
Plus: Noninterest income	4,606	5,181
Less: Net gain on sale of securities	(51)	—

Net revenue (denominator)	$19,748	$21,426

	At or For the Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006
Per common share data:
Net income — basic	$0.56	$0.74
Net income — diluted	$0.56	$0.74
Cash dividends declared	$0.21	$0.16
Book value	$14.80	$13.69
Tangible book value	$11.38	$10.29
Common shares outstanding:
Weighted average shares – basic	11,252,472	11,326,035
Weighted average shares – diluted	11,291,219	11,369,202
Period end	11,161,835	11,325,693
Performance ratios (annualized) and data:
Return on average assets	0.74%	0.94%
Return on average common equity	7.68%	10.93%
Return on average tangible common equity	9.97%	14.56%
Common dividend payout ratio	37.50%	21.62%
Net interest margin (tax-equivalent)	3.37%	3.60%
Efficiency ratio (1)	70.72%	68.63%
Full-time equivalent employees	636	657
Asset quality data:
Gross loan charge-offs	$1,662	$2,190
Net loan charge-offs	$373	$290
Asset quality ratio:
Net loan charge-offs to average loans (annualized)	0.08%	0.06%
Capital ratios:
Period-end common equity to total assets	8.70%	8.06%
Period-end tangible common equity to total tangible assets	6.83%	6.18%
Leverage ratio	8.89%	8.39%
Tier 1 risk-based capital ratio	15.86%	14.66%
Total risk-based capital ratio	17.12%	15.92%

(1)     The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less gain on sale of trust relationships and net gain on sale of commercial-related loans held for sale calculated using the following detail:

Noninterest expense	$28,276	$29,856
Less: Other real estate expense	(134)	(130)
Amortization of other intangible assets	(153)	(215)

Net expense (numerator)	$27,989	$29,511

Net interest income	$28,008	$30,491
Plus: Tax-equivalent adjustment	2,290	2,454

Net interest income (tax-equivalent)	30,298	32,945
Plus: Noninterest income	9,344	10,137
Less: Net gain on sale of securities	(51)	—
Less: Net gain on sale of commercial-related loans held for sale	—	(82)
Less: Net gain on sale of trust relationships	(13)	—

Net revenue (denominator)	$39,578	$43,000

NET INCOME ANALYSIS
The following tables present, for the periods indicated, information regarding: (i) the average balance sheet; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields and tax-preferred yields on securities that qualify for the Federal dividend received deduction (“DRD”) have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are calculated using daily balances. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and nonaccruing loans.

	For the Three Months Ended June 30,
	2007			2006
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$43,320	$574	5.31%	$24,404	$300	4.93%
Commercial paper due in less than 90 days	—	—	—%	14,981	185	4.96%
Investment securities:
Taxable	591,893	6,702	4.53%	564,952	5,951	4.21%
Tax-exempt	235,683	3,233	5.49%	259,562	3,514	5.42%
Tax-preferred	10,030	158	6.32%	81	12	59.11%

Total investment securities	837,606	10,093	4.82%	824,595	9,477	4.60%
Loans held for sale	530	11	8.46%	376	8	8.78%
Loans:
Commercial and agricultural	420,711	8,073	7.70%	432,049	8,270	7.68%
Residential real estate	163,656	2,672	6.53%	164,779	2,649	6.43%
Consumer indirect	111,518	1,898	6.83%	91,040	1,418	6.25%
Consumer direct and home equity	236,958	4,278	7.24%	270,145	4,676	6.94%

Total loans	932,843	16,921	7.27%	958,013	17,013	7.12%

Total interest-earning assets	1,814,299	$27,599	6.09%	1,822,369	$26,983	5.93%

Allowance for loans losses	(17,074)			(20,535)

Other noninterest-earning assets	141,460			148,804

Total assets	$1,938,685			$1,950,638

Interest-bearing liabilities:
Savings and money market	$357,849	$1,608	1.80%	$333,118	$1,052	1.27%
Interest-bearing demand	335,009	1,459	1.75%	387,112	1,695	1.76%
Certificates of deposit	706,540	8,271	4.70%	670,181	6,374	3.82%
Short-term borrowings	22,952	153	2.68%	25,414	126	2.00%
Long-term borrowings	37,482	483	5.16%	74,661	1,059	5.69%
Junior subordinated debentures	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,476,534	$12,406	3.37%	1,507,188	$10,738	2.86%

Noninterest-bearing demand deposits	258,577			254,785
Other noninterest-bearing liabilities	19,466			17,008

Total liabilities	1,754,577			1,778,891
Shareholders’ equity	184,108			171,657

Total liabilities and shareholders’ equity	$1,938,685			$1,950,638

Net interest income (tax-equivalent)		$15,193			$16,245
Less: tax-exempt equivalent adjustment		1,099			1,230
Less: tax-preferred equivalent adjustment		42			3

Net interest income		$14,052			$15,012

Net interest rate spread			2.72%			3.07%

Net earning assets	$337,765			$315,181

Net interest margin (tax-equivalent)			3.35%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.88%			120.91%

	For the Six Months Ended June 30,
	2007			2006
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$50,324	$1,326	5.31%	$20,424	$486	4.79%
Commercial paper due in less than 90 days	—	—	—%	12,145	290	4.84%
Investment securities:
Taxable	576,992	12,870	4.46%	571,533	12,034	4.21%
Tax-exempt	237,758	6,510	5.48%	261,041	6,991	5.36%
Tax-preferred	9,126	289	6.34%	81	25	61.57%

Total investment securities	823,876	19,669	4.77%	832,655	19,050	4.58%
Loans held for sale	465	20	8.46%	465	20	8.81%
Loans:
Commercial and agricultural	414,837	15,858	7.71%	439,061	16,374	7.52%
Residential real estate	163,352	5,315	6.51%	165,529	5,324	6.43%
Consumer indirect	108,873	3,653	6.77%	88,381	2,674	6.10%
Consumer direct and home equity	240,204	8,713	7.31%	273,821	9,261	6.82%

Total loans	927,266	33,539	7.28%	966,792	33,633	7.01%

Total interest-earning assets	1,801,931	$54,554	6.08%	1,832,481	$53,479	5.86%

Allowance for loans losses	(17,116)			(20,532)
Other noninterest-earning assets	141,890			152,214

Total assets	$1,926,705			$1,964,163

Interest-bearing liabilities:
Savings and money market	$346,216	$2,978	1.73%	$341,260	$1,979	1.17%
Interest-bearing demand	345,340	3,052	1.78%	392,062	3,254	1.67%
Certificates of deposit	695,014	16,071	4.66%	668,734	12,109	3.65%
Short-term borrowings	25,985	322	2.50%	23,606	238	2.03%
Long-term borrowings	37,828	969	5.17%	75,633	2,090	5.57%
Junior subordinated debentures	16,702	864	10.35%	16,702	864	10.35%

Total interest-bearing liabilities	1,467,085	$24,256	3.33%	1,517,997	$20,534	2.73%

Noninterest-bearing demand deposits	256,437			256,908
Other noninterest-bearing liabilities	19,649			17,170

Total liabilities	1,743,171			1,792,075
Shareholders’ equity	183,534			172,088

Total liabilities and shareholders’ equity	$1,926,705			$1,964,163

Net interest income (tax-equivalent)		$30,298			$32,945
Less: tax-exempt equivalent adjustment		2,213			2,447
Less: tax-preferred equivalent adjustment		77			7

Net interest income		$28,008			$30,491

Net interest rate spread			2.75%			3.13%

Net earning assets	$334,846			$314,484

Net interest margin (tax-equivalent)			3.37%			3.60%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.82%			120.72%

Net Interest Income
For the three months ended June 30, 2007, net interest income was $14.1 million, down $1.0 million in comparison with the same quarter last year. Net interest margin was 3.35% for the second quarter of 2007, 22 basis points lower than 3.57% in the same period last year. The yield on interest-earning assets increased 16 basis points, to 6.09%, for the quarter ended June 30, 2007, compared to the same quarter a year ago. The Company’s cost of funds increased 38 basis points, to 2.74%, for the second quarter of 2007, versus the same quarter last year. The Company’s funding sources are more heavily influenced by the short-end of the interest rate yield curve, so the flat-to-inverted yield curve has led to a more rapid increase in the cost of funds versus the yield on interest-earning assets. In addition, the cost of funds was adversely impacted by a change in the mix of funding sources as customers shifted deposits to higher cost certificates of deposit from lower cost interest-bearing demand, savings and money market accounts.
For the first six months of 2007 net interest income was $28.0 million, a decline of $2.5 million from the six months ending June 30, 2006. For the first six months of 2007 average interest-earning assets declined $30.6 million from the first six months of 2006 and, together with the 23 basis point decline in net interest margin, resulted in the $2.5 million drop in net interest income. The decline in average interest-earning assets for the first six months of 2007 resulted from a decline in average borrowings of $35.4 million due to the repayment and maturity of those borrowings. The drop in net interest margin resulted as the average cost of funds increased 45 basis points while average interest-earning asset yield increased only 22 basis points. For most of the first six months of 2007, a flat-to-inverted yield curve contributed to reduced spread on asset transactions and nonpublic deposits shifted into higher cost certificates of deposits from lower cost deposit products. In addition, soft loan demand made replacement of lower-rate loans with new, higher-rate loans difficult.
Rate/Volume Analysis
The following table presents the extent to which changes in interest rates and changes in the volume of average interest-earning assets and average interest-bearing liabilities have affected the Company’s interest income (on a tax-equivalent basis) and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by current year rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$251	$23	$274	$787	$53	$840
Commercial paper due in less than 90 days	(185)	—	(185)	(290)	—	(290)

Investment securities:
Taxable	303	448	751	122	714	836
Tax-exempt	(326)	45	(281)	(638)	157	(481)
Tax Preferred	157	(11)	146	286	(22)	264

Total investment securities	134	482	616	(230)	849	619
Loans held for sale	3	—	3	—	—	—

Loans:
Commercial and agricultural	(219)	22	(197)	(933)	417	(516)
Residential real estate	(18)	41	23	(104)	95	(9)
Consumer indirect	348	132	480	686	293	979
Consumer direct and home equity	(601)	203	(398)	(1,206)	658	(548)

Total loans	(490)	398	(92)	(1,557)	1,463	(94)

Total interest-earning assets	$(287)	$903	$616	$(1,290)	$2,365	$1,075

Interest-bearing liabilities:
Savings and money market	$112	$444	$556	$43	$956	$999
Interest-bearing demand	(226)	(10)	(236)	(420)	218	(202)
Certificates of deposit	426	1,471	1,897	608	3,354	3,962
Short-term borrowings	(16)	43	27	29	55	84
Long-term borrowings	(477)	(99)	(576)	(971)	(150)	(1,121)

Total interest-bearing liabilities	$(181)	$1,849	$1,668	$(711)	$4,433	$3,722

Net interest income	$(106)	$(946)	$(1,052)	$(579)	$(2,068)	$(2,647)

Credit for Loan Losses
The credit for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The credit for loan losses recorded for the second quarter of 2007 was $153,000, compared with a credit for loan losses of $1.6 million for the second quarter of 2006. For the six months ended June 30, 2007, the credit for loan losses was $153,000, compared with $1.4 million for the same period last year.
Net loan charge-offs in the second quarter of 2007 were $239,000 compared to $100,000 for the prior year’s second quarter. Net loan charge-offs to average loans (annualized) for the second quarter 2007 was 0.10% compared with 0.04% in the same quarter last year. Net loan charge-offs for the six months ended June 30, 2007 were $373,000 compared to $290,000 from the same period last year. Net loan charge-offs to average loans (annualized) for the six months ended June 30, 2007 was 0.08% compared with 0.06% for the same period last year.
The credit for loans losses resulted from the continued improvement in the risk-rating profile of the loan portfolio, the low level of net loan charge-offs, a smaller loan portfolio in comparison to a year ago and a change in the mix of the loan portfolio to loan categories with reduced credit risk.
Noninterest Income
The following table details the major categories of noninterest income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest income:
Service charges on deposits	$2,767	$2,833	$5,336	$5,505
ATM and debit card income	724	553	1,344	1,087
Broker-dealer fees and commissions	347	376	730	807
Trust fees	—	67	—	261
Mortgage banking income	301	306	555	614
Income from corporate owned life insurance	29	432	49	452
Net gain on sale of securities	51	—	51	—
Net gain on sale of student loans held for sale	58	30	170	177
Net gain on sale of commercial-related loans held for sale	—	—	—	82
Net gain (loss) on sale of premises and equipment	7	3	15	14
Net gain on sale of other real estate and repossessed assets	24	20	73	107
Net gain on sale of trust relationships	—	—	13	—
Other	298	561	1,008	1,031

Total noninterest income	$4,606	$5,181	$9,344	$10,137

Noninterest income for the three months ended June 30, 2007 and 2006 was $4.6 million and $5.2 million, respectively. Noninterest income for the six months ended June 30, 2007 and 2006 was $9.3 million and $10.1 million, respectively.
Service charges on deposits declined 2.3% on a quarter-to-date basis and 3.1% on a year-to-date basis in 2007 versus 2006. The decline is due in part to the decrease in average transaction-type deposit accounts compared to a year ago and fewer customer overdraft transactions and related fees.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $724,000 and $1.3 million for the quarter and six months ended June 30, 2007, respectively, compared to $553,000 and $1.1 million for the same periods in the prior year. ATM and debit card income has increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions.
Broker-dealer fees and commissions have declined on both a quarter-to-date and year-to-date basis as a result of lower sales volumes. There were no trust fees in 2007 as the Company sold its trust relationships at the end of the third quarter in 2006.
Mortgage banking income, which includes gains and losses from the sale of residential mortgage loans, mortgage servicing income and the amortization and impairment (if any) of mortgage servicing rights, have declined on a year-to-date basis in 2007 compared to 2006. The decline was a result of a higher level of originated residential mortgages being retained in the loan portfolio, as well as overall slowing in residential real estate activity in the Company’s market area.
Included in noninterest income for the second quarter and first six months of 2006 was $432,000 in income from corporate owned life insurance, the bulk of which was life insurance policy proceeds.
Other noninterest income declined to $298,000 in the second quarter of 2007 versus $561,000 for the same period a year ago, primarily the result of equity method adjustments to our Small Business Investment Company (“SBIC”) limited partnership investments. On a year-to-date basis other noninterest income was basically flat in 2007 compared to 2006.
Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest expense:
Salaries and employee benefits	$8,008	$8,064	$16,362	$16,784
Occupancy and equipment	2,450	2,428	4,898	4,790
Supplies and postage	402	451	840	1,010
Amortization of other intangible assets	76	107	153	215
Computer and data processing	589	438	1,046	843
Professional fees and services	577	876	1,072	1,549
Other	2,246	2,217	3,905	4,665

Total noninterest expense	$14,348	$14,581	$28,276	$29,856

Noninterest expense for the second quarter of 2007 decreased $233,000, or 1.6%, to $14.3 million from $14.6 million in the second quarter of 2006. For the first six months of 2007, noninterest expense was $28.3 million, down 5.3% from $29.9 million for the same period in 2006. The lower expense levels reflect operational efficiencies gained from the consolidation of administrative and operational functions, improved asset quality and lower advertising costs.
For the second quarter of 2007, salaries and benefits were relatively flat in comparison to the second quarter of 2006. For the six months ended June 30, 2007, salaries and benefits were $16.4 million, compared to $16.8 million for the first six months of 2006. Consolidation activities have resulted in a reduction of 21 full-time equivalent employees (“FTEs”) to 636 at June 30, 2007, down from 657 at June 30, 2006. The reduction in salaries expense was partially offset by an increase in benefits expense in 2007 in comparison to 2006, which was a result of a rise in health care costs and an increase in the Company’s 401(k) benefit plan match, offset by a decrease in unemployment insurance.
The Company experienced a slight increase in occupancy and equipment expense in the second quarter of 2007 compared to the same quarter a year ago. For the six months ended June 30, 2007, occupancy and equipment expense was up 2.3% compared to the first six months of 2006, primarily the result of an increase in service contracts expense.
Supplies and postage are down 10.9% and 16.8% on a quarter-to-date and year-to-date basis, respectively when comparing 2007 to 2006. The decline resulted from cost reduction efforts and an increase in expense in 2006 due to the purchase of branding-related stationery and supplies as a result of the reorganization.
Amortization of other intangibles declined in 2007 versus 2006 as a result of certain intangible assets being fully amortized during 2006.
Computer and data processing costs increased 34.5% and 24.1% on a quarter-to-date and year-to-date basis, respectively, when comparing 2007 to 2006. The increase is primarily a result of the timing of an annual software upgrade that occurred during the second quarter of 2007 versus the fourth quarter of 2006.
Professional fees have declined 34.1% and 30.8% for the three and six-month periods ended June 30, 2007, respectively as compared to the same periods a year ago. The decline in professional fees is primarily related to lower legal and external loan review costs associated with commercial-related loans.

Other expenses have increased slightly for the three-month period ended June 30, 2007 as compared to the same period a year ago, but decreased 16.3% on a year-to-date basis when 2007 is compared to 2006. A major branding campaign was initiated in the first quarter of the prior year due to the consolidation of our banks resulting in higher advertising and promotion costs in the first quarter of 2006.
The efficiency ratio for the second quarter of 2007 was 72.04%, compared with 67.28% for the second quarter of 2006, and 70.72% for the six months ended June 30, 2007, compared to 68.63% for the same period a year ago. The higher efficiency ratios in 2007 reflect the lower revenue levels in 2007 compared to 2006. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale of securities, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships.
Income Tax Provision
The income tax provision provides for Federal and New York State income taxes and amounted to $1.0 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the income tax provision amounted to $2.2 million and $3.0 million, respectively. The effective tax rates recorded for 2007 on a quarter-to-date and year-to-date basis were 22.9% and 23.5% of income before income taxes, respectively, in comparison to the June 30, 2006 quarter-to-date and year-to-date effective tax rates of 25.5% and 24.8%, respectively.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $1.4 million and $992,000 at June 30, 2007 and December 31, 2006, respectively, all of which were residential real estate loans.
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio at the dates indicated:

	June 30,		December 31,
(Dollars in thousands)	2007		2006
Commercial	$121,687	12.9%	$105,806	11.4%
Commercial real estate	246,032	26.1	243,966	26.3
Agricultural	53,375	5.7	56,808	6.2
Residential real estate	165,516	17.6	163,243	17.6
Consumer indirect	117,403	12.5	106,391	11.5
Consumer direct and home equity	236,857	25.2	250,268	27.0

Total loans	940,870	100.0	926,482	100.0

Allowance for loan losses	(16,522)		(17,048)

Total loans, net	$924,348		$909,434

Total loans increased $14.4 million to $940.9 million at June 30, 2007 from $926.5 million at December 31, 2006. Commercial loans and commercial real estate loans increased $17.9 million to $367.7 million or 39.1% of the portfolio at June 30, 2007 from $349.8 million or 37.8% of the portfolio at December 31, 2006. Commercial loans increased $15.9 million over December 31, 2006, as our extensive commercial business development program over the past year delivered results. Agricultural loans decreased $3.4 million, to $53.4 million at June 30, 2007 from $56.8 million at December 31, 2006.
Residential real estate loans increased $2.3 million to $165.5 million at June 30, 2007 in comparison to $163.2 million at December 31, 2006. This category of loans increased as we added certain residential mortgages to our portfolio rather than selling the mortgages to the secondary market. The consumer indirect portfolio increased $11.0 million to $117.4 million at June 30, 2007 from $106.4 million at December 31, 2006. The Company has expanded its relationships with franchised new car dealers and is selectively originating a mix of approximately 35% new automobile loans and 65% used automobile loans from those dealers. The consumer direct and home equity portfolio decreased $13.4 million to $236.9 million at June 30, 2007 in comparison to $250.3 million at December 31, 2006. The decline in direct consumer and home equity products is reflective of our maintaining a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.
Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Nonaccruing loans (1)
Commercial	$1,227	$2,205
Commercial real estate	3,444	4,661
Agricultural	1,258	4,836
Residential real estate	3,638	3,127
Consumer indirect	47	166
Consumer direct and home equity	788	842

Total nonaccruing loans	10,402	15,837

Loans past due 90 days or more	4	3

Total nonperforming loans	10,406	15,840

Other real estate owned (ORE) and repossessed assets (repos)	1,352	1,203

Total nonperforming assets	$11,758	$17,043

Total nonperforming loans to total loans (2)	1.11%	1.71%

Total nonperforming assets to total loans, ORE and repos (2)	1.25%	1.84%

Total nonperforming assets to total assets	0.62%	0.89%

(1)	Although loans are generally placed on nonaccruing status when they become 90 days or more past due, they may be placed on nonaccruing status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude loans held for sale from total loans.
The Company experienced a $5.2 million decline in total nonperforming assets to $11.8 million at June 30, 2007 compared to $17.0 million on December 31, 2006. Total nonaccruing loans declined $5.4 million at June 30, 2007 compared to December 31, 2006 as nonaccruing loans totaling $4.3 million were returned to accruing status in the second quarter of 2007, which included a single $3.1 million agricultural relationship that was returned to accruing status as a result of improved cash flow from the increase in the price of milk. The Company experienced a slight increase in ORE to $1.4 million at June 30, 2007 compared to $1.2 million on December 31, 2006.
Information regarding the activity in nonaccruing loans is as follows:

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2007	June 30, 2007
Nonaccruing loans, beginning of period	$15,778	$15,837
Additions	1,915	4,749
Payments	(1,575)	(3,177)
Charge-offs	(830)	(1,332)
Returned to accruing status	(4,277)	(4,596)
Transferred to other real estate or repossessed assets	(609)	(1,079)

Nonaccruing loans, end of period	$10,402	$10,402

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some point in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $16.3 million and $16.2 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2007 and December 31, 2006, respectively.
Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other environmental factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at June 30, 2007.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$16,914	$20,291	$17,048	$20,231

Charge-offs:
Commercial	214	211	298	538
Commercial real estate	157	123	187	397
Agricultural	16	30	16	253
Residential real estate	—	142	61	184
Consumer indirect	246	111	421	237
Consumer direct and home equity	336	269	679	581

Total charge-offs	969	886	1,662	2,190

Recoveries:
Commercial	443	395	557	1,112
Commercial real estate	46	44	148	112
Agricultural	49	122	125	157
Residential real estate	1	1	47	2
Consumer indirect	46	64	88	122
Consumer direct and home equity	145	160	324	395

Total recoveries	730	786	1,289	1,900

Net charge-offs	239	100	373	290

Provision for loan losses	(153)	(1,601)	(153)	(1,351)

Balance at end of period	$16,522	$18,590	$16,522	$18,590)

Ratio of net loan charge-offs to average loans (annualized)	0.10%	0.04%	0.08%	0.06%

Ratio of allowance for loan losses to total loans (1)	1.76%	1.95%	1.76%	1.95%

Ratio of allowance for loan losses to nonperforming loans (1)	159%	121%	159%	121%

(1)	Ratios exclude loans held for sale from total loans.
Net loan charge-offs were $239,000 and $373,000 for the second quarter and year-to-date 2007, respectively compared to $100,000 and $296,000 for the same 2006 periods. The ratio of net loan charge-offs to average loans (annualized) was 0.10% and 0.08% for the second quarter and year-to-date 2007, respectively, compared to 0.04% and 0.06% for the same 2006 periods. The Company’s net charge-off experience has improved for the periods presented as a result of the Company’s focus and efforts to improve the credit quality of its loan portfolio and underwriting process over the past few years. The ratio of the allowance for loan losses to nonperforming loans was 159% at June 30, 2007, improved from 108% at December 31, 2006 and 121% at June 30, 2006, as a result of the reduction in nonperforming loans. The ratio of the allowance for loan losses to total loans was 1.76% at June 30, 2007, down from 1.84% at December 31, 2006 and 1.95% at June 30, 2006, as a result of the improvement in the risk profile of the loan portfolio.
Investing Activities
The Company’s total investment security portfolio totaled $811.7 million as of June 30, 2007 compared to $775.5 million as of December 31, 2006. The net unrealized losses on securities available for sale amounted to $11.6 million and $11.1 million as of June 30, 2007 and December 31, 2006, respectively. The unrealized losses present do not reflect deterioration in the credit worthiness of the issuing securities and resulted primarily from fluctuations in market interest rates. The Company has the intent and ability to hold these securities until their fair value recovers to their amortized cost; therefore, management has determined that the securities that were in an unrealized loss position at June 30, 2007 and December 31, 2006 represent only temporary declines in fair value. Further detail regarding the Company’s investment portfolio follows.
U.S. Government-Sponsored Enterprise (“GSE”) Securities
The GSE securities portfolio, all of which is classified as available for sale, is comprised of debt obligations issued directly by the GSEs and totaled $231.2 million at June 30, 2007. The portfolio consisted of approximately $116.4 million, or 50%, callable securities at June 30, 2007. At June 30, 2007, this category of securities also includes $85.9 million of structured notes, the majority of which were step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At June 30, 2007, the structured notes had a current average coupon of 4.18% that adjust on average to 6.53% within five years. However, under current market conditions these notes are likely to be called. At December 31, 2006, the available for sale GSE securities portfolio totaled $231.8 million.
State and Municipal Obligations
At June 30, 2007, the portfolio of state and municipal obligations totaled $226.8 million, of which $174.9 million was classified as available for sale. At that date, $51.9 million was classified as held to maturity, with a fair value of $52.0 million. At December 31, 2006, the portfolio of state and municipal obligations totaled $238.7 million, of which $198.3 million was classified as available for sale. At that date, $40.4 million was classified as held to maturity, with a fair value of $40.4 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”)
MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $332.8 million and $300.0 million at June 30, 2007 and December 31, 2006, respectively. The portfolio was comprised of $172.7 million of MBSs, $144.6 million of CMOs and $15.5 million of other ABSs at June 30, 2007. The MBSs were issued by U.S. government agencies or GSEs (GNMA, FNMA or FHLMC). Approximately 85.7% of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate agency mortgage-backed securities portfolio is principally indexed to the one-year Treasury bill. The CMO portfolio consisted primarily of fixed and variable rate government issues and fixed rate privately issued AAA rated securities. The ABSs were primarily Student Loan Marketing Association (“SLMA”) floaters, which are variable rate securities backed by student loans. At December 31, 2006, the portfolio consisted of $189.4 million of MBSs, $107.4 million of CMOs and $3.2 million of other ABSs.
Corporate Bonds and Other
The Company held $9.9 million and $3.9 million in corporate bonds and other securities at June 30, 2007 and December 31, 2006, respectively. The Company’s investment policy limits investments in corporate bonds to no more than 10% of total investments and to bonds rated as Baa or better by Moody’s Investors Service, Inc. or BBB or better by Standard & Poor’s Ratings Services at the time of purchase.
Equity Securities
Available for sale equity securities totaled $11.0 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively. During 2007 the Company purchased $10.0 million of U.S. government agency (FNMA and FHLMC) preferred stock at par, which reprices every 90 days during 2007.

Funding Activities
The Company manages funding from the following principal components: nonpublic deposits, public deposits, brokered deposits, borrowings and junior subordinated debentures.
Nonpublic Deposits
Nonpublic deposits represent the largest component of the Company’s funding sources. The Company offers a broad array of nonpublic deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. At June 30, 2007, total nonpublic deposits were $1.255 billion in comparison to $1.248 billion at December 31, 2006. The Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. In addition, the Company has recently managed overall pricing of its nonpublic deposits in a manner that recognizes sufficient liquidity is already in place to expand the loan portfolio and the flat-to-inverted interest yield curve provides marginal opportunity to deploy new funding at a profitable spread.
Public Deposits
The Company offers a variety of deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. At June 30, 2007, total public deposits were $345.0 million in comparison to $352.9 million at December 31, 2006. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. In general, the number of public relationships remained stable during the first six months of 2007.
Brokered Deposits
The Company has also utilized brokered certificates of deposit as a funding source as outstanding deposits totaled $16.7 million at June 30, 2007 and December 31, 2006. The Company intends to utilize its favorable position of liquidity to repay the brokered deposits as they mature throughout the remainder of 2007 and 2008.
Borrowings
The Company’s most significant source of borrowing funding are FHLB advances, which amounted to $37.2 million and $38.2 million as of June 30, 2007 and December 31, 2006. The FHLB borrowings mature on various dates through 2009. The Company had approximately $15.4 million and $31.5 million of immediate credit capacity with FHLB at June 30, 2007 and December 31, 2006, respectively. The FHLB credit capacity is collateralized by GSE securities. The Company also had $118.4 million and $102.1 million of credit available under unsecured lines of credit with various banks at June 30, 2007 and December 31, 2006, respectively. There were no advances outstanding on these lines of credit at June 30, 2007 and December 31, 2006. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $22.5 million and $32.3 million as of June 30, 2007 and December 31, 2006, respectively.
The Company also had a credit agreement with another commercial bank. The credit agreement included a $25.0 million term loan facility and a $5.0 million revolving loan facility. During October 2006, FII repaid the $25.0 million term loan. There were no advances on the $5.0 million revolving loan, which matured April 30, 2007.
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
Equity Activities
Total shareholders’ equity amounted to $182.8 million at June 30, 2007, an increase of $0.4 million from $182.4 million at December 31, 2006. The increase in shareholders’ equity during the six months ended June 30, 2007 primarily resulted from $6.8 million of comprehensive income, offset by $3.1 million in dividends declared and $3.9 million in treasury stock acquisitions under the common stock repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of customer funds, maturing short-term assets, and the ability to sell securities, lines of credit, and access to capital markets.
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
The Company’s cash and cash equivalents were $50.0 million at June 30, 2007, a decrease of $59.8 million from $109.8 million at December 31, 2006. The Company’s net cash provided by operating activities totaled $11.9 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $53.6 million, which included net purchases of $36.4 million in securities, $15.8 million of loan originations in excess of loan payments, and a purchase of premises and equipment for $2.0 million dollars. Net cash used in financing activities of $18.1 million was primarily attributed to the $10.8 million reduction in short and long-term borrowings, $4.0 million of preferred and common share repurchases and $2.9 million in dividends paid. The Company’s cash and cash equivalents were $86.7 million at June 30, 2006 a decrease of $5.2 million from $91.9 million at December 31, 2005.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The leverage ratio is utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%. The guidelines also require a minimum total risk-based capital ratio of 8.0%.
The Company’s Tier 1 leverage ratio was 8.89% at June 30, 2007, comparable to 8.91% at December 31, 2006. Total Tier 1 capital of $169.6 million at June 30, 2007 was up from $168.7 million at December 31, 2006. The Company’s Tier 1 risk-based capital ratio was 15.86% at June 30, 2007, comparable to 15.85% at December 31, 2006. The Company’s total risk-weighted capital ratio was 17.12% at June 30, 2007 compared to 17.10% at December 31, 2006.
The following is a summary of the risk-based capital ratios for the Company and FSB:

	June 30,	December 31,
	2007	2006
Tier 1 leverage ratio
Company	8.89%	8.91%
FSB	8.25%	8.06%

Tier 1 risk-based capital ratio
Company	15.86%	15.85%
FSB	14.79%	14.35%

Total risk-based capital ratio
Company	17.12%	17.10%
FSB	16.04%	15.61%

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
Item 4. Controls and Procedures
a) As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
b) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 13, 2007, as filed with the Securities and Exchange Commission.

Item 1A. Risk Factors
The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 13, 2007, as filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2007:

			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that May
	of Shares	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs (1)

04/01/07 – 04/30/07	68,850	$19.26	68,850	$1,951,000
05/01/07 – 05/31/07	25,250	20.20	25,250	1,440,000
06/01/07 – 06/30/07	23,700	20.37	23,700	958,000

Total	117,800	$19.69	117,800	$958,000

(1)	On October 25, 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions. On July 25, 2007, the Company’s Board of Directors approved a new one-year $5.0 million common stock repurchase program and canceled the remaining portion of the Company’s one-year $5.0 million stock repurchase program that was approved October 25, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders held May 2, 2007, shareholders elected the directors listed below. The voting results were as follows:

		Number of Votes
					Broker
Nominee	Term (years)	For	Withheld	Abstain	Non-Votes
Thomas P. Connolly	3	9,218,222	647,055	—	—
Samuel M. Gullo	3	9,217,968	646,056	—	—
James L. Robinson	3	9,566,503	299,283	—	—
James H. Wyckoff	3	9,218,456	645,568	—	—
In addition, the terms of office of the following directors continued after the meeting:
Karl V. Anderson, Jr.
John E. Benjamin
Barton P. Dambra
Susan R. Holliday
Peter G. Humphrey
Erland E. Kailbourne
Robert N. Latella
John R. Tyler, Jr.

Item 6. Exhibits
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.6	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.7	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.8	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.9	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.10	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.12	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.13	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Incorporated by reference to Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.14	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

Exhibit No.	Description	Location

10.15	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.16	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.17	2006 Annual Incentive Plan, dated March 13, 2006	Incorporated by reference to Exhibit 10.20 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.18	Executive Enhanced Incentive Plan dated January 25, 2006	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.19	Trust Company Agreement and Plan of Merger	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated April 3, 2006

10.20	2007 Annual Incentive Plan, dated March 13, 2007	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

10.21	2007 Director (Non-Management) Compensation	Incorporated by reference to Exhibit 10.22 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

August 7, 2007	By:	/s/ Peter G. Humphrey

Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2007	By:	/s/ Ronald A. Miller

Ronald A. Miller
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)