Form 10-Q
period 2007-09-30
FINANCIAL INSTITUTIONS INC
filed 2007-11-06
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 31, 2007

Common Stock, $0.01 par value	11,065,747 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2007	2006
Assets

Cash and due from banks	$55,736	$47,166
Federal funds sold and interest-bearing deposits in other banks	2,685	62,606
Securities available for sale, at fair value	742,716	735,148
Securities held to maturity, at amortized cost (fair value of $56,615 at September 30, 2007 and $40,421 at December 31, 2006)	56,885	40,388
Loans held for sale	107	992

Loans	949,671	926,482
Less: Allowance for loan losses	15,611	17,048

Loans, net	934,060	909,434

Premises and equipment, net	34,690	34,562
Goodwill	37,369	37,369
Other assets	38,737	39,887

Total assets	$1,902,985	$1,907,552

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$284,252	$273,783
Interest-bearing demand, savings and money market	692,990	674,224
Certificates of deposit	639,020	669,688

Total deposits	1,616,262	1,617,695

Short-term borrowings	33,374	32,310
Long-term borrowings	29,145	38,187
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Other liabilities	19,178	20,270

Total liabilities	1,714,661	1,725,164

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding – 1,586 shares at September 30, 2007 and December 31, 2006	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding – 174,223 shares at September 30, 2007 and 174,639 shares at December 31, 2006	17,422	17,464
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,348,122 shares at September 30, 2007 and December 31, 2006	113	113
Additional paid-in capital	24,626	24,222
Retained earnings	156,451	148,947
Accumulated other comprehensive loss	(5,186)	(8,404)
Treasury stock, at cost – 266,497 shares at September 30, 2007 and 5,351 shares at December 31, 2006	(5,261)	(113)

Total shareholders’ equity	188,324	182,388

Total liabilities and shareholders’ equity	$1,902,985	$1,907,552

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$17,571	$17,291	$51,130	$50,944
Interest and dividends on securities	8,814	8,001	26,192	24,597
Other interest income	168	531	1,494	1,307

Total interest income	26,553	25,823	78,816	76,848

Interest expense:
Deposits	10,428	9,491	32,528	26,833
Short-term borrowings	360	166	682	404
Long-term borrowings	472	1,052	1,441	3,142
Junior subordinated debentures	432	432	1,296	1,296

Total interest expense	11,692	11,141	35,947	31,675

Net interest income	14,861	14,682	42,869	45,173

Credit for loan losses	(82)	(491)	(235)	(1,842)

Net interest income after credit for loan losses	14,943	15,173	43,104	47,015

Noninterest income:
Service charges on deposits	2,778	3,054	8,114	8,559
ATM and debit card income	735	558	2,079	1,645
Broker-dealer fees and commissions	323	375	1,053	1,182
Trust fees	—	116	—	377
Loan servicing income	259	208	707	668
Income from corporate owned life insurance	1,090	14	1,139	466
Net gain on sale of securities	67	—	118	—
Net gain on sale of loans held for sale	313	503	589	916
Net gain (loss) on sale and disposal of other assets	59	(56)	147	65
Net gain on sale of trust relationships	—	1,365	13	1,365
Other	710	842	1,719	1,873

Total noninterest income	6,334	6,979	15,678	17,116

Noninterest expense:
Salaries and employee benefits	8,574	8,510	24,935	25,294
Occupancy and equipment	2,422	2,293	7,321	7,083
Supplies and postage	443	442	1,283	1,452
Amortization of other intangible assets	77	108	230	323
Computer and data processing	547	469	1,593	1,312
Professional fees and services	476	698	1,548	2,247
Other	2,070	2,073	5,976	6,738

Total noninterest expense	14,609	14,593	42,886	44,449

Income before income taxes	6,668	7,559	15,896	19,682

Income taxes	1,414	2,314	3,585	5,324

Net income	$5,254	$5,245	$12,311	$14,358

Earnings per common share (Note 3):
Basic	$0.44	$0.43 $	1.00	$1.17
Diluted	$0.44	$0.43	$1.00	$1.17
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance – December 31, 2006	$159	$17,464	$113	$24,222	$148,947	$(8,404)	$(113)	$182,388

Purchase 295,439 shares of common stock	—	—	—	—	—	—	(5,846)	(5,846)

Issue 11,874 shares of common stock - exercised stock options, net of taxes	—	—	—	(35)	—	—	247	212

Purchase of 416 shares of 8.48% preferred stock	—	(42)	—	—	—	—	—	(42)

Issue 5,319 shares of common stock - directors plan	—	—	—	(2)	—	—	107	105

Issue 17,100 shares of common stock - restricted stock awards	—	—	—	(344)	—	—	344	—

Amortization of unvested stock options	—	—	—	667	—	—	—	667

Amortization of unvested restricted stock awards	—	—	—	118	—	—	—	118

Comprehensive income:

Net income	—	—	—	—	12,311	—	—	12,311

Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	—	3,147	—	3,147

Reclassification adjustment for net gain included in net income, net of taxes	—	—	—	—	—	72	—	72

Defined benefit pension plan, net of taxes	—	—	—	—	—	12	—	12

Postretirement benefit plan, net of taxes	—	—	—	—	—	(13)	—	(13)

Other comprehensive income								3,218

Total comprehensive income								15,529

Cash dividends declared:

3% Preferred - $2.25 per share	—	—	—	—	(4)	—	—	(4)

8.48% Preferred - $6.36 per share	—	—	—	—	(1,109)	—	—	(1,109)

Common - $0.33 per share	—	—	—	—	(3,694)	—	—	(3,694)

Balance – September 30, 2007	$159	$17,422	$113	$24,626	$156,451	$(5,186)	$(5,261)	$188,324

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$12,311	$14,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,958	3,131
Net (accretion) amortization of premiums and discounts on securities	(150)	507
Credit for loan loses	(235)	(1,842)
Amortization of unvested stock options	667	701
Amortization of unvested restricted stock awards	118	18
Deferred income tax expense (benefit)	655	(583)
Proceeds from sale of loans held for sale	35,999	59,145
Originations of loans held for sale	(34,525)	(58,357)
Net gain on sale of securities	(118)	—
Net gain on sale of loans held for sale	(589)	(916)
Net gain on sale and disposal of other assets	(147)	(65)
Net gain on sale of trust relationships	(13)	(1,365)
(Increase) decrease in other assets	(721)	8,155
(Decrease) increase in other liabilities	(4,145)	631

Net cash provided by operating activities	12,065	23,518

Cash flows from investing activities:
Purchase of securities:
Available for sale	(255,497)	(35,126)
Held to maturity	(40,206)	(25,498)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	222,096	86,096
Held to maturity	26,463	26,160
Proceeds from the sale of securities available for sale	31,400	—
Net loan (increase) decrease	(26,317)	48,522
Net proceeds from sale of commercial-related loans held for sale	—	659
Proceeds from sales of other assets	997	1,379
Proceeds from sale of trust relationships	13	1,365
Purchase of premises and equipment	(2,884)	(878)

Net cash (used in) provided by investing activities	(43,935)	102,679

Cash flows from financing activities:
Net decrease in deposits	(1,434)	(77,642)
Net increase (decrease) in short-term borrowings	1,063	(1,557)
Repayment of long-term borrowings	(9,042)	(2,050)
Purchase of preferred and common stock	(5,888)	(233)
Issuance of common stock - directors plan	105	112
Stock options exercised	212	184
Excess tax benefit from stock options exercised	—	15
Dividends paid	(4,497)	(3,833)

Net cash used in financing activities	(19,481)	(85,004)

Net (decrease) increase in cash and cash equivalents	(51,351)	41,193

Cash and cash equivalents at the beginning of the period	109,772	91,940

Cash and cash equivalents at the end of the period	$58,421	$133,133

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$38,491	$31,217
Income taxes paid	3,091	2,493
Income taxes received	—	(6,300)

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$1,930	$2,080
Net increase in security purchases pending settlement	2,755	—
Net decrease (increase) in unrealized loss on available for sale securities, net of taxes	3,219	(966)
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
FII’s primary subsidiary is, the New York State-chartered, Five Star Bank (100% owned) (“FSB” or the “Bank”). In addition, FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed the expansion of business operations to include a broker-dealer subsidiary, namely, Five Star Investment Services, Inc. (100% owned) (“FSIS”). During 2003, FII terminated its financial holding company status and now operates as a bank holding company. The future acquisition or expansion of non-financial activities may require prior Federal Reserve Bank (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
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
Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$5,254	$5,245	$12,311	$14,358

Less: Preferred stock dividends	371	371	1,113	1,115

Net income available to common shareholders	$4,883	$4,874	$11,198	$13,243

Weighted average number of common shares outstanding used to calculate basic earnings per common share	11,091	11,327	11,198	11,326

Add: Effect of common stock equivalents	23	45	33	31

Weighted average number of common shares used to calculate diluted earnings per common share	$11,114	$11,372	$11,231	$11,357

Earnings per common share:
Basic	$0.44	$0.43	$1.00	$1.17
Diluted	$0.44	$0.43	$1.00	$1.17
There were approximately 410,000 and 326,000 weighted average common stock equivalents from outstanding stock options for the three and nine months ended September 30, 2007, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive. There were approximately 258,000 and 277,000 weighted average stock options for the three and nine months ended September 30, 2006, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
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
During the nine months ended September 30, 2007, 90,700 stock options (weighted average fair value of $7.09 per share) and 17,100 restricted stock awards (weighted average fair value of $19.41 per share) were granted under the Plans. During the nine months ended September 30, 2006, 97,797 stock options (weighted average fair value of $8.14 per share) and 13,200 restricted stock awards (weighted average fair value of $19.75 per share) were granted under the Plans.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The following table presents the expense associated with the amortization of unvested stock compensation included in the consolidated statements of income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2007	2006	2007	2006
Stock options:
Management Stock Incentive Plan (1)	$286	$230	$457	$428
Director Stock Incentive Plan (2)	10	29	210	273

Total amortization of unvested stock options	296	259	667	701

Restricted stock awards:
Management Stock Incentive Plan (1)	68	18	118	18

Total amortization of unvested restricted stock awards	68	18	118	18

Total amortization of unvested stock compensation	$364	$277	$785	$719

(1)	Included in salaries and employee benefits in the consolidated statements of income.

(2)	Included in other noninterest expense in the consolidated statements of income.
(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $5.5 million and $4.5 million at September 30, 2007 and December 31, 2006, respectively, are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Commercial	$123,226	$105,806
Commercial real estate	241,981	243,966
Agricultural	53,877	56,808
Residential real estate	167,771	163,243
Consumer indirect	128,016	106,391
Consumer direct and home equity	234,800	250,268

Total loans	949,671	926,482

Allowance for loan losses	(15,611)	(17,048)

Loans, net	$934,060	$909,434

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.
(6) Retirement and Postretirement Benefit Plans
The Company adopted SFAS No. 158 effective December 31, 2006, which required the over-funded or under-funded status of its defined benefit pension and postretirement benefit plans to be recognized as an asset or liability in the consolidated statements of financial condition. Future changes in the funded status of the defined benefit and postretirement plans will be recognized in the year in which the changes occur, net of taxes, through comprehensive income or loss.
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

Net periodic pension cost consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$374	$431	$1,123	$1,294
Interest cost on projected benefit obligation	369	335	1,105	1,006
Expected return on plan assets	(476)	(467)	(1,430)	(1,400)
Amortization of net transition asset	—	(6)	—	(20)
Amortization of unrecognized loss	7	56	23	167
Amortization of unrecognized prior service cost	3	4	9	11

Net periodic pension cost	$277	$353	$830	$1,058

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2007; however, the Company is considering making a discretionary contribution to the defined benefit pension plan during the fourth quarter of 2007.
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
(7) Commitments and Contingencies
In the normal course of business there are outstanding commitments to extend credit not reflected in the accompanying consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $273.0 million and $258.6 million were contractually available at September 30, 2007 and December 31, 2006, respectively, and are not reflected in the consolidated statements of financial condition. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $6.1 million and $5.8 million at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, the fair value of the stand-by letters of credit was not material to the Company’s consolidated financial statements.
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
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of September 30, 2007 and December 31, 2006, the Company and FSB met all capital adequacy requirements to which they are subject.
(9) Income Taxes
The Company adopted the provisions FIN 48 effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of January 1, 2007, the Company’s unrecognized tax benefits totaled $50,000, of which $32,000 would impact the Company’s effective tax rate, if recognized or reversed. The Company is currently under exam by New York State and upon conclusion of the examination the uncertain tax position is expected to be resolved.
The tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal	2003 - 2006
New York	2002 - 2006
The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of January 1, 2007, the Company had accrued $17,000 of interest related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest was $21,000.
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
The Company’s revenues are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the interest paid on deposits and borrowings. Revenues are also affected by service charges on deposits, ATM and debit card income, broker-dealer fees and commissions, loan servicing income, gain or loss on the sale of securities, gain or loss on sale of loans held for sale, gain or loss on the sale and disposal of other assets and other miscellaneous noninterest income.
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
OVERVIEW
Net income for the third quarter of 2007 was $5.3 million, or $0.44 per diluted share, compared with $5.2 million, or $0.43 per diluted share, for the third quarter of 2006. For the first nine months of 2007, net income was $12.3 million, or $1.00 per diluted share, compared with $14.4 million, or $1.17 per diluted share, for the first nine months of 2006.
Net interest income was $14.9 million for the third quarter of 2007, up $179,000 versus the third quarter of 2006. Net interest margin improved 7 basis points, to 3.63%, for the third quarter of 2007, compared with 3.56% in the same quarter last year. On a quarter-to-date basis, the improvement in net interest margin from prior year resulted principally from growth in earning asset yields, due in part to a more positively sloped yield curve, which outpaced the rise in cost of funds. Net interest income was $42.9 million for the nine months ended September 30, 2007, down $2.3 million in comparison to the same period in the prior year. On a year-to-date basis, net interest margin was down 14 basis points to 3.45% versus 3.59% in the prior year. The flat-to-inverted interest rate yield curve, which prevailed throughout the first half of 2007, contributed to a reduced spread on asset transactions and caused nonpublic deposits to shift into higher cost certificates of deposits from lower cost deposit products in comparison to the prior year.
Noninterest income for the third quarter of 2007 included $1.1 million (pre and post-tax) in proceeds from corporate owned life insurance and the third quarter of 2006 included a $1.4 million (pre-tax) net gain from the sale of trust relationships.
The Company experienced an increase of $23.2 million in loans to $949.7 million at September 30, 2007, compared with $926.5 million at December 31, 2006. The increase reflects execution of the Company’s business plan to rebuild, in a disciplined manner, the commercial loan portfolio and grow its portfolio of consumer indirect auto loans.
Asset quality showed continued improvement as nonperforming assets totaled $9.9 million at September 30, 2007, down $7.1 million, or 42%, from December 31, 2006. However, net loan charge-offs increased to $829,000, or 0.35% of average loans (annualized) in the third quarter of 2007, compared with $418,000 or 0.18% of average loans (annualized) for the third quarter of 2006. Net loan charge-offs for the first nine months of 2007 were $1.2 million, or 0.17% of average loans (annualized), compared with $708,000, or 0.10% of average loans (annualized), for the same period in the prior year.
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

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006
Per common share data:
Net income - basic	$0.44	$0.43
Net income - diluted	$0.44	$0.43
Cash dividends declared	$0.12	$0.09
Book value	$15.41	$14.49
Tangible book value	$11.98	$11.11
Common shares outstanding:
Weighted average shares – basic	11,090,519	11,327,362
Weighted average shares – diluted	11,113,553	11,371,963
Period end	11,081,625	11,347,375
Performance ratios (annualized) and data:
Return on average assets	1.10%	1.09%
Return on average common equity	11.60%	12.17%
Return on average tangible common equity	15.03%	16.04%
Common dividend payout ratio	27.27%	20.93%
Net interest margin (tax-equivalent)	3.63%	3.56%
Efficiency ratio (1)	67.07%	67.20%
Full-time equivalent employees	636	640
Asset quality data:
Loans past due 90 days or more	$—	$—
Nonaccruing loans	8,295	12,804

Total nonperforming loans	8,295	12,804
Other real estate owned (ORE) and repossessed assets (repos)	1,625	1,551

Total nonperforming assets	$9,920	$14,355
Gross loan charge-offs	$1,310	$949
Net loan charge-offs	$829	$418
Allowance for loan losses	$15,611	$17,681
Asset quality ratios:
Nonperforming loans to total loans	0.87%	1.36%
Nonperforming assets to total loans, ORE and repos	1.04%	1.52%
Nonperforming assets to total assets	0.52%	0.74%
Allowance for loan losses to total loans	1.64%	1.88%
Allowance for loan losses to nonperforming loans	188%	138%
Net loan charge-offs to average loans (annualized)	0.35%	0.18%
Capital ratios:
Period-end common equity to total assets	8.97%	8.42%
Period-end tangible common equity to total tangible assets	7.12%	6.58%
Leverage ratio	9.23%	8.87%
Tier 1 risk-based capital ratio	15.71%	15.33%
Total risk-based capital ratio	16.96%	16.58%

(1)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale of securities, income from proceeds from corporate owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships calculated using the following detail:

Noninterest expense	$14,609	$14,593
Less: Other real estate expense	(283)	(58)
Amortization of other intangible assets	(77)	(108)

Net expense (numerator)	$14,249	$14,427

Net interest income	$14,861	$14,682
Plus: Tax-equivalent adjustment	1,190	1,174

Net interest income (tax-equivalent)	16,051	15,856
Plus: Noninterest income	6,334	6,979
Less: Net gain on sale of securities	(67)	—
Less: Income from proceeds from corporate owned life insurance	(1,073)	—
Less: Net gain on sale of trust relationships	—	1,365

Net revenue (denominator)	$21,245	$21,470

	At or For the Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006
Per common share data:
Net income - basic	$1.00	$1.17
Net income - diluted	$1.00	$1.17
Cash dividends declared	$0.33	$0.25
Book value	$15.41	$14.49
Tangible book value	$11.98	$11.11
Common shares outstanding:
Weighted average shares – basic	11,197,895	11,326,482
Weighted average shares – diluted	11,231,347	11,357,678
Period end	11,081,625	11,347,375
Performance ratios (annualized) and data:
Return on average assets	0.86%	0.99%
Return on average common equity	9.00%	11.35%
Return on average tangible common equity	11.68%	15.08%
Common dividend payout ratio	33.00%	21.37%
Net interest margin (tax-equivalent)	3.45%	3.59%
Efficiency ratio (1)	69.45%	68.60%
Full-time equivalent employees	636	640
Asset quality data:
Gross loan charge-offs	$2,972	$3,139
Net loan charge-offs	$1,202	$708
Asset quality ratio:
Net loan charge-offs to average loans (annualized)	0.17%	0.10%
Capital ratios:
Period-end common equity to total assets	8.97%	8.42%
Period-end tangible common equity to total tangible assets	7.12%	6.58%
Leverage ratio	9.23%	8.87%
Tier 1 risk-based capital ratio	15.71%	15.33%
Total risk-based capital ratio	16.96%	16.58%

(1)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale of securities, income from proceeds from corporate owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships calculated using the following detail:

Noninterest expense	$42,886	$44,449
Less: Other real estate expense	(417)	(188)
Amortization of other intangible assets	(230)	(323)

Net expense (numerator)	$42,239	$43,938

Net interest income	$42,869	$45,173
Plus: Tax-equivalent adjustment	3,480	3,628

Net interest income (tax-equivalent)	46,349	48,801
Plus: Noninterest income	15,678	17,116
Less: Net gain on sale of securities	(118)	—
Less: Income from proceeds from corporate owned life insurance	(1,073)	(419)
Less: Net gain on sale of commercial-related loans held for sale	—	(82)
Less: Net gain on sale of trust relationships	(13)	(1,365)

Net revenue (denominator)	$60,823	$64,051

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

		For the Three Months Ended September 30,
		2007			2006
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$12,552	$168	5.32%	$39,574	$518	5.19%
Commercial paper due in less than 90 days	—	—	—%	975	13	5.19%
Investment securities:
Taxable	555,330	6,404	4.61%	548,166	5,817	4.24%
Tax-exempt	227,684	3,149	5.53%	243,477	3,345	5.49%
Tax-preferred	27,778	451	6.50%	81	13	66.09%

Total investment securities	810,792	10,004	4.94%	791,724	9,175	4.64%
Loans held for sale	528	9	6.73%	570	9	6.56%
Loans:
Commercial and agricultural	418,750	8,351	7.91%	417,101	8,201	7.80%
Residential real estate	166,589	2,736	6.57%	164,272	2,681	6.53%
Consumer indirect	122,055	2,130	6.92%	101,252	1,636	6.41%
Consumer direct and home equity	235,245	4,345	7.33%	262,051	4,764	7.21%

Total loans	942,639	17,562	7.40%	944,676	17,282	7.27%

Total interest-earning assets	1,766,511	$27,743	6.25%	1,777,519	$26,997	6.05%

Allowance for loans losses	(16,450)			(18,653)
Other noninterest-earning assets	140,608			143,244

Total assets	$1,890,669			$1,902,110

Interest-bearing liabilities:
Savings and money market	$333,895	$1,349	1.60%	$324,571	$1,108	1.35%
Interest-bearing demand	325,675	1,339	1.63%	357,405	1,582	1.76%
Certificates of deposit	663,845	7,740	4.63%	650,712	6,801	4.15%
Short-term borrowings	37,699	360	3.79%	27,204	166	2.41%
Long-term borrowings	35,911	472	5.21%	70,608	1,052	5.91%
Junior subordinated debentures	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,413,727	$11,692	3.28%	1,447,202	$11,141	3.06%

Noninterest-bearing demand deposits	275,228			260,585
Other noninterest-bearing liabilities	17,156			17,750

Total liabilities	1,706,111			1,725,537
Shareholders’ equity	184,558			176,573

Total liabilities and shareholders’ equity	$1,890,669			$1,902,110

Net interest income (tax-equivalent)		$16,051			$15,856
Less: tax-exempt equivalent adjustment		1,071			1,171
Less: tax-preferred equivalent adjustment		119			3

Net interest income		$14,861			$14,682

Net interest rate spread			2.97%			2.99%

Net earning assets	$352,784			$330,317

Net interest margin (tax-equivalent)			3.63%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.95%			122.82%

		For the Nine Months Ended September 30,
		2007			2006
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$37,595	$1,494	5.31%	$26,877	$1,003	4.99%
Commercial paper due in less than 90 days	—	—	—%	8,380	304	4.85%
Investment securities:
Taxable	569,692	19,273	4.51%	563,659	17,851	4.22%
Tax-exempt	234,363	9,659	5.50%	255,122	10,336	5.40%
Tax-preferred	15,412	740	6.40%	81	38	62.27%

Total investment securities	819,467	29,672	4.83%	818,862	28,225	4.60%
Loans held for sale	587	29	6.48%	615	29	6.37%
Loans:
Commercial and agricultural	416,055	24,210	7.78%	431,248	24,575	7.62%
Residential real estate	164,443	8,051	6.53%	165,106	8,005	6.46%
Consumer indirect	113,315	5,783	6.82%	92,968	4,310	6.20%
Consumer direct and home equity	238,533	13,057	7.32%	269,902	14,025	6.95%

Total loans	932,346	51,101	7.32%	959,224	50,915	7.09%

Total interest-earning assets	1,789,995	$82,296	6.14%	1,813,958	$80,476	5.92%

Allowance for loans losses	(16,892)			(19,898)
Other noninterest-earning assets	141,458			149,189

Total assets	$1,914,561			$1,943,249

Interest-bearing liabilities:
Savings and money market	$342,064	$4,327	1.69%	$335,635	$3,087	1.23%
Interest-bearing demand	338,713	4,390	1.73%	380,383	4,836	1.70%
Certificates of deposit	684,510	23,811	4.65%	662,661	18,910	3.82%
Short-term borrowings	29,933	682	3.05%	24,819	404	2.17%
Long-term borrowings	37,182	1,441	5.18%	73,939	3,142	5.68%
Junior subordinated debentures	16,702	1,296	10.35%	16,702	1,296	10.35%

Total interest-bearing liabilities	1,449,104	$35,947	3.32%	1,494,139	$31,675	2.83%

Noninterest-bearing demand deposits	262,769			258,147
Other noninterest-bearing liabilities	18,809			17,366

Total liabilities	1,730,682			1,769,652
Shareholders’ equity	183,879			173,597

Total liabilities and shareholders’ equity	$1,914,561			$1,943,249

Net interest income (tax-equivalent)		$46,349			$48,801
Less: tax-exempt equivalent adjustment		3,284			3,618
Less: tax-preferred equivalent adjustment		196			10

Net interest income		$42,869			$45,173

Net interest rate spread			2.82%			3.09%

Net earning assets	$340,891			$319,819

Net interest margin (tax-equivalent)			3.45%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.52%			121.40%

Net Interest Income
For the three months ended September 30, 2007, net interest income was $14.9 million, up $179,000 versus the same quarter last year. Net interest margin was 3.63% for the third quarter of 2007, 7 basis points higher than 3.56% in the same period last year. The yield on interest-earning assets increased 20 basis points, to 6.25%, for the quarter ended September 30, 2007, compared to 6.05% in the same quarter a year ago. The Company’s cost of funds increased 13 basis points, to 2.62%, for the third quarter of 2007, versus 2.49% in the same quarter last year.
For the first nine months of 2007, net interest income was $42.9 million, a decline of $2.3 million from the nine months ended September 30, 2006. For the first nine months of 2007, average earning assets declined $24.0 million from the first nine months of 2006 and, together with a 14 basis point decline in net interest margin, resulted in the

$2.3 million drop in net interest income. The decline in average earning assets for the first nine months of 2007 was affected by average borrowings declining $31.6 million due to the repayment and maturity of borrowings. The drop in net interest margin resulted as the average cost of funds increased 36 basis points, while average earning asset yield increased only 22 basis points. For most of the first half of 2007, a flat to inverted yield curve contributed to reduced spread on asset transactions and nonpublic deposits shifted into higher cost certificates of deposits from lower cost deposit products.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 vs. 2006			2007 vs. 2006
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(363)	$13	$(350)	$427	$64	$491
Commercial paper due in less than 90 days	(13)	—	(13)	(304)	—	(304)

Investment securities:
Taxable	83	504	587	202	1,220	1,422
Tax-exempt	(220)	24	(196)	(871)	194	(677)
Tax Preferred	450	(12)	438	736	(34)	702

Total investment securities	313	516	829	67	1,380	1,447

Loans:
Commercial and agricultural	34	116	150	(877)	512	(365)
Residential real estate	39	16	55	(26)	72	46
Consumer indirect	363	131	494	1,041	432	1,473
Consumer direct and home equity	(498)	79	(419)	(1,713)	745	(968)

Total loans	(62)	342	280	(1,575)	1,761	186

Total interest-earning assets	$(125)	$871	$746	$(1,385)	$3,205	$1,820

Interest-bearing liabilities:
Savings and money market	$37	$204	$241	$81	$1,159	$1,240
Interest-bearing demand	(128)	(115)	(243)	(529)	83	(446)
Certificates of deposit	154	785	939	764	4,137	4,901
Short-term borrowings	99	95	194	116	162	278
Long-term borrowings	(456)	(124)	(580)	(1,424)	(277)	(1,701)

Total interest-bearing liabilities	$(294)	$845	$551	$(992)	$5,264	$4,272

Net interest income (tax-equivalent)	$169	$26	$195	$(393)	$(2,059)	$(2,452)

Credit for Loan Losses
The credit for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The credit for loan losses recorded for the third quarter of 2007 was $82,000, compared with a credit for loan losses of $491,000 for the third quarter of 2006. For the nine months ended September 30, 2007, the credit for loan losses was $235,000, compared with $1.8 million for the same period last year. The credit for loans losses in each of these periods resulted from the continued improvement in the risk profile of the loan portfolio, as well as reduced levels of nonperforming loans, improved loan delinquencies and improved economic conditions, especially related to the agricultural loan portfolio.
Noninterest Income
The following table details the major categories of noninterest income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest income:
Service charges on deposits	$2,778	$3,054	$8,114	$8,559
ATM and debit card income	735	558	2,079	1,645
Broker-dealer fees and commissions	323	375	1,053	1,182
Trust fees	—	116	—	377
Loan servicing income	259	208	707	668
Income from corporate owned life insurance	1,090	14	1,139	466
Net gain on sale of securities	67	—	118	—
Net gain on sale of loans held for sale	313	503	589	916
Net gain on sale and disposal of other assets	59	(56)	147	65
Net gain on sale of trust relationships	—	1,365	13	1,365
Other	710	842	1,719	1,873

Total noninterest income	$6,334	$6,979	$15,678	$17,116

Noninterest income for the three months ended September 30, 2007 and 2006 was $6.3 million and $7.0 million, respectively. Noninterest income for the nine months ended September 30, 2007 and 2006 was $15.7 million and $17.1 million, respectively.
Service charges on deposits declined 9% on a quarter-to-date basis and 5% on a year-to-date basis in 2007 versus 2006. The declines primarily related to fewer customer overdraft transactions and related service fees.
Automated Teller Machine (“ATM”) and debit card income, which is comprised of foreign ATM usage fees and income associated with customer debit card purchases, totaled $735,000 and $2.1 million for the quarter and nine months ended September 30, 2007, respectively, compared to $558,000 and $1.6 million for the same periods in the prior year. ATM and debit card income has increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions.
Broker-dealer fees and commissions have declined on both a quarter-to-date and year-to-date basis as a result of lower sales volumes. There were no trust fees in 2007, as the Company sold its trust relationships in 2006, as reflected by the $1.4 million (pre-tax) net gain on sale of trust relationships included in noninterest income in the third quarter of 2006.
Income from corporate owned life insurance included $1.1 million (pre and post-tax) and $419,000 (pre and post-tax) of death benefit proceeds in the third quarter of 2007 and second quarter of 2006, respectively.
Net gain on sale of loans held for sale is down from prior year due primarily to lower student loan sale volumes that resulted from increased competition and changing market conditions for student loans. The Company realized $231,000 and $427,000 in net gains on the sale of student loans in the third quarters of 2007 and 2006, respectively. For the first nine months of 2007 and 2006, student loan sale net gains were $401,000, and $604,000, respectively.
In 2007, other noninterest income declined 16% for the third quarter and 8% for the nine-month period when compared to 2006. The declines were primarily the result of equity method losses on Small Business Investment Company (“SBIC”) limited partnership investments and a decline in rent income associated with a real estate lease that terminated during the first quarter of 2007.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest expense:
Salaries and employee benefits	$8,574	$8,510	$24,935	$25,294
Occupancy and equipment	2,422	2,293	7,321	7,083
Supplies and postage	443	442	1,283	1,452
Amortization of other intangible assets	77	108	230	323
Computer and data processing	547	469	1,593	1,312
Professional fees and services	476	698	1,548	2,247
Other	2,070	2,073	5,976	6,738

Total noninterest expense	$14,609	$14,593	$42,886	$44,449

Noninterest expense for the third quarter of 2007 was up slightly compared to the third quarter of 2006. For the first nine months of 2007, noninterest expense was $42.9 million, down 4% from $44.4 million for the same period last year. The lower year-to-date expense levels reflect operational efficiencies gained from the consolidation of administrative and operational functions, improved asset quality and lower advertising costs.
For the third quarter of 2007, salaries and benefits were up slightly in comparison to the third quarter of 2006. For the nine months ended September 30, 2007, salaries and benefits were $24.9 million, compared to $25.3 million for the first nine months of 2006. Consolidation activities have resulted in a reduction of 4 full-time equivalent employees (“FTEs”) to 636 at September 30, 2007, down from 640 at September 30, 2006. Salaries and wages also decreased during 2007 due to the increase in deferred loan origination salary and wage costs, which resulted from higher loan origination volumes. The reduction in salaries and wages was partially offset by increases in employee benefits, namely, stock-based compensation expense, health care costs and the Company’s 401(k) benefit plan match, which in turn was offset by a reduction in pension expense.
The Company experienced a 6% increase in occupancy and equipment expense in the third quarter of 2007 compared to the same quarter a year ago. For the nine months ended September 30, 2007, occupancy and equipment expense was up 3% compared to the first nine months of 2006. Both the quarter-to-date and year-to-date increases primarily resulted from an increase in service contract related expenses associated with equipment and computer software.
For the third quarter of 2007, supplies and postage were relatively flat in comparison to the third quarter of 2006. Supplies and postage were down 12% on a year-to-date basis in 2007 compared to 2006. The decline resulted from cost reduction efforts and higher than normal expense incurred in the first quarter of 2006 due to the purchase of branding-related stationery and supplies as a result of the reorganization.
Amortization of other intangibles declined in 2007 versus 2006 as a result of certain intangible assets being fully amortized during 2006.
Computer and data processing costs increased 17% on a quarter-to-date basis and 21% on a year-to-date basis when 2007 is compared to 2006. The quarter-to-date increase resulted from an increase in debit card point-of-sale transactions and the data processing costs associated with those transactions, while the year-to-date increase resulted from a combination of the increased debit card data processing expense and the timing of an annual software upgrade that occurred during the second quarter of 2007 versus the fourth quarter of 2006.
Professional fees and services have declined 32% and 31% for the three and nine-month periods ended September 30, 2007, respectively, as compared to the same periods a year ago. The decline in professional fees was primarily related to lower legal and external loan review costs associated with commercial-related loans.
Other expenses are down slightly on a quarter-to-date basis in 2007 versus 2006, but decreased 11% on a year-to-date basis. A major branding campaign was initiated in 2006 due to the consolidation of our banks, which resulted in higher advertising and promotion costs in the prior year. In addition, the Company experienced a reduction in commercial-related loan expense during 2007 from the lower level of nonperforming loans, which was partially offset by an increase other real estate expense (“ORE”) due to higher ORE write-downs experienced in 2007 than 2006.

The efficiency ratio for the third quarter of 2007 was 67.07%, compared with 67.20% for the third quarter of 2006, and 69.45% for the nine months ended September 30, 2007, compared to 68.60% for the same period a year ago. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale of securities, income from death benefit proceeds associated with corporate owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships.
Income Taxes
The income tax provision provides for Federal and New York State income taxes and amounted to $1.4 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the income tax provision amounted to $3.6 million and $5.3 million, respectively. The effective tax rates recorded for 2007 on a quarter-to-date and year-to-date basis were 21.2% and 22.6% of income before income taxes, respectively, in comparison to the September 30, 2006 quarter-to-date and year-to-date effective tax rates of 30.6% and 27.1%, respectively. The lower effective tax rates in 2007 versus 2006 were primarily the result of the $1.1 million in non-taxable death benefit proceeds from corporate owned life insurance recorded during in third quarter of 2007.
ANALYSIS OF FINANCIAL CONDITION
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $107,000 and $992,000 at September 30, 2007 and December 31, 2006, respectively, all of which were residential real estate loans.
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio at the dates indicated:

	September 30,		December 31,
(Dollars in thousands)	2007		2006
Commercial	$123,226	13.0%	$105,806	11.4%
Commercial real estate	241,981	25.5	243,966	26.3
Agricultural	53,877	5.7	56,808	6.2
Residential real estate	167,771	17.6	163,243	17.6
Consumer indirect	128,016	13.5	106,391	11.5
Consumer direct and home equity	234,800	24.7	250,268	27.0

Total loans	949,671	100.0	926,482	100.0

Allowance for loan losses	(15,611)		(17,048)

Total loans, net	$934,060		$909,434

Total loans increased $23.2 million to $949.7 million at September 30, 2007 from $926.5 million at December 31, 2006. Commercial loans and commercial real estate loans increased $15.4 million to $365.2 million or 38.5% of the portfolio at September 30, 2007 from $349.8 million or 37.7% of the portfolio at December 31, 2006. Commercial loans increased $17.4 million over December 31, 2006, as our commercial business development program over the past year delivered results. Agricultural loans decreased $2.9 million, to $53.9 million at September 30, 2007 from $56.8 million at December 31, 2006.
Residential real estate loans increased $4.5 million to $167.8 million at September 30, 2007 in comparison to $163.2 million at December 31, 2006. This category of loans increased as we added certain residential mortgages to our portfolio rather than selling the mortgages to the secondary market. The consumer indirect portfolio increased $21.6 million to $128.0 million at September 30, 2007 from $106.4 million at December 31, 2006. The Company has expanded its relationships with franchised new car dealers and has selectively originated, in the first nine months of 2007, a mix of approximately 42% new automobile loans and 58% used automobile loans from those dealers. The consumer direct and home equity portfolio decreased $15.5 million to $234.8 million at September 30, 2007 in comparison to $250.3 million at December 31, 2006. We maintained a firm pricing and underwriting discipline on direct consumer and home equity products, which led to slower loan originations in these product categories.
Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Nonaccruing loans (1)
Commercial	$725	$2,205
Commercial real estate	2,475	4,661
Agricultural	1,133	4,836
Residential real estate	3,387	3,127
Consumer indirect	14	166
Consumer direct and home equity	561	842

Total nonaccruing loans	8,295	15,837

Loans past due 90 days or more	—	3

Total nonperforming loans	8,295	15,840

Other real estate owned (“ORE”) and repossessed assets (“repos”)	1,625	1,203

Total nonperforming assets	$9,920	$17,043

Total nonperforming loans to total loans	0.87%	1.71%

Total nonperforming assets to total loans, ORE and repos	1.04%	1.84%

Total nonperforming assets to total assets	0.52%	0.89%

(1)	Although loans are generally placed on nonaccruing status when they become 90 days or more past due, they may be placed on nonaccruing status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.
The Company experienced a $7.1 million decline in total nonperforming assets to $9.9 million at September 30, 2007 compared to $17.0 million on December 31, 2006. Total nonaccruing loans declined $7.5 million at September 30, 2007 compared to December 31, 2006, as $5.4 million in nonaccruing loans returned to accruing status in the first nine months of 2007, which included a single $3.1 million agricultural relationship that returned to accruing status during the second quarter of 2007 as a result of improved cash flow from the increase in the price of milk. The Company experienced a $422,000 increase in ORE and repos to $1.6 million at September 30, 2007, compared to $1.2 million on December 31, 2006.
Information regarding the activity in nonaccruing loans is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Nonaccruing loans, beginning of period	$10,402	$15,837

Additions	1,887	6,636
Payments	(1,274)	(4,451)
Charge-offs	(1,099)	(2,431)
Returned to accruing status	(770)	(5,366)
Transferred to other real estate or repossessed assets	(851)	(1,930)

Nonaccruing loans, end of period	$8,295	$8,295

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some point in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $17.6 million and $16.2 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2007 and December 31, 2006, respectively.

Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other environmental factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate at September 30, 2007.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$16,522	$18,590	$17,048	$20,231

Charge-offs:
Commercial	127	363	426	900
Commercial real estate	227	58	413	455
Agricultural	40	87	56	340
Residential real estate	148	—	209	169
Consumer indirect	319	122	741	359
Consumer direct and home equity	449	319	1,127	916

Total charge-offs	1,310	949	2,972	3,139

Recoveries:
Commercial	227	169	784	1,280
Commercial real estate	51	4	198	116
Agricultural	1	181	126	339
Residential real estate	1	—	48	1
Consumer indirect	76	62	165	184
Consumer direct and home equity	125	115	449	511

Total recoveries	481	531	1,770	2,431

Net charge-offs	829	418	1,202	708

Provision for loan losses	(82)	(491)	(235)	(1,842)

Balance at end of period	$15,611	$17,681	$15,611	$17,681

Ratio of net loan charge-offs to average loans (annualized)	0.35%	0.18%	0.17%	0.10%

Ratio of allowance for loan losses to total loans (1)	1.64%	1.88%	1.64%	1.88%

Ratio of allowance for loan losses to nonperforming loans (1)	188%	138%	188%	138%

(1)	Ratios exclude loans held for sale from total loans.
Net charge-offs were $829,000 and $1.2 million for the third quarter and year-to-date 2007, respectively, compared with $418,000 and $708,000 for the same 2006 periods. The ratio of net loan charge-offs to average loans (annualized) was 0.35% and 0.17% for the third quarter and first nine months of 2007, respectively, compared to 0.18% and 0.10% for the same 2006 periods. The Company’s current year net charge-off experience has increased in comparison to prior year, due in part to the combination of an increase in charge-offs in the consumer-related portfolios (residential real estate, indirect, direct and home equity) on a quarter-to-date basis and a decrease in commercial and agricultural recoveries on a year-to-date basis. The ratio of the allowance for loan losses to nonperforming loans was 188% at September 30, 2007, improved from 108% at December 31, 2006 and 138% at September 30, 2006, as a result of the reduction in nonperforming loans. The ratio of the allowance for loan losses to total loans was 1.64% at September 30, 2007, down from 1.84% at December 31, 2006 and 1.88% at September 30, 2006, as a result of the improvement in the risk profile of the loan portfolio.
Investing Activities
The Company’s total investment security portfolio totaled $799.6 million as of September 30, 2007 compared to $775.5 million as of December 31, 2006. The net unrealized loss on securities available for sale amounted to $5.8 million and $11.1 million as of September 30, 2007 and December 31, 2006, respectively. The unrealized loss present does not reflect deterioration in the credit worthiness of the issuing securities and resulted primarily from fluctuations in market interest rates. The Company has the intent and ability to hold these securities until their fair value recovers to their amortized cost; therefore, management has determined that the securities that were in an unrealized loss position at September 30, 2007 and December 31, 2006 represent only temporary declines in fair value. Further detail regarding the Company’s investment portfolio follows.
U.S. Government Agency Obligations
The U.S. Government agency obligations portfolio, all of which is classified as available for sale, is comprised of debt obligations issued directly by U.S. Government agencies or U.S. Government-sponsored enterprises (“GSEs”) and totaled $195.5 million at September 30, 2007. The portfolio consisted of approximately $97.1 million, or 50%, callable securities at September 30, 2007. At September 30, 2007, this category of securities also includes $74.3 million of structured notes, the majority of which were step callable agency debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. At September 30, 2007, the structured notes had a current average coupon of 4.47% that adjust on average to 6.68% within five years. However, under current market conditions these notes are likely to be called. At December 31, 2006, the available for sale U.S. Government agency securities portfolio totaled $231.8 million.
State and Municipal Obligations
At September 30, 2007, the portfolio of state and municipal obligations totaled $233.0 million, of which $176.1 million was classified as available for sale. At that date, $56.9 million was classified as held to maturity, with a fair value of $56.6 million. At December 31, 2006, the portfolio of state and municipal obligations totaled $238.7 million, of which $198.3 million was classified as available for sale. At that date, $40.4 million was classified as held to maturity, with a fair value of $40.4 million.
Mortgage-Backed Pass-through Securities (“MBS”), Collateralized Mortgage Obligations (“CMO”) and Other Asset-Backed Securities (“ABS”)
MBS, CMO and ABS securities, all of which were classified as available for sale, totaled $338.2 million and $303.9 million at September 30, 2007 and December 31, 2006, respectively. The unrealized loss on these securities totaled $5.6 million and $8.1 million at September 31, 3007 and December 31, 2006, respectively. The decline in unrealized losses resulted primarily from fluctuations in market interest rates. The portfolio was comprised of $166.0 million of MBSs, $143.8 million of CMOs and $28.4 million of ABSs at September 30, 2007. The majority of the MBSs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The adjustable rate MBS portfolio was principally indexed to the one-year Treasury bill. The CMO portfolio consisted primarily of fixed and variable rate government issues and fixed rate privately issued AAA rated securities. At September 30, 2007, ABSs were primarily trust preferred equity securities, the majority of which were purchased during 2007 due to the attractive yield this type of security offered. In addition, ABSs included $1.0 million of Student Loan Marketing Association (“SLMA”) floaters at September 30, 2007, which were variable rate securities backed by student loans. At December 31, 2006, the portfolio consisted of $189.4 million of MBSs, $107.4 million of CMOs and $7.1 million of ABSs.
Other Securities
The Company’s investment policy limits investments in other securities to no more than 10% of total investments. The types of allowable investment grade securities are as follows: corporate debt, qualified preferred equity securities of U.S. based corporations or U.S. Government instrumentalities and other investment grade securities. In addition, corporate equity securities can be purchased at the holding company level.
At September 31, 2007, the Company held $32.9 million in other securities that included $31.9 million of U.S. Government instrumentality issued auction market qualified preferred equity securities and $1.0 million of corporate equity securities. At December 31, 2006, the Company held $1.1 million in other securities, all of which were corporate equity securities. This portfolio of equity securities qualifies for the Federal dividend received deduction. During 2007, the Company has invested in the U.S. Government instrumentality issued auction market qualified preferred equity securities in an effort to raise the tax-equivalent yield of the securities portfolio.
Funding Activities
The Company manages funding from the following principal components: nonpublic deposits, public deposits, brokered deposits, borrowings and junior subordinated debentures.
Nonpublic Deposits
Nonpublic deposits represent the largest component of the Company’s funding sources. The Company offers a broad array of nonpublic deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. Total nonpublic deposits were $1.248 billion at both September 30, 2007 and December 31, 2006. The Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. In addition, the Company has recently managed overall pricing of its nonpublic deposits in a manner that recognizes sufficient liquidity is already in place to expand the loan portfolio and the flat-to-inverted interest yield curve provides marginal opportunity to deploy new funding at a profitable spread.
Public Deposits
The Company offers a variety of deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of the Company’s total deposits. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. At September 30, 2007, total public deposits were $353.2 million compared to $352.9 million and $381.0 million at December 31, 2006 and September 30, 2006, respectively. In general, the number of public relationships remained stable in comparison to prior year, however public deposits at September 30, 2007 were $27.8 million lower than September 30, 2006. The year-over-year decline primarily resulted from the Company maintaining a firm pricing discipline on public deposits, while market demand increased the funding cost associated with this component of deposits during the third quarter of 2007.
Brokered Deposits
The Company has also utilized brokered certificates of deposit as a funding source and brokered deposits totaled $14.7 million and $16.7 million at September 30, 2007 and December 31, 2006, respectively. The Company intends to utilize its favorable position of liquidity to repay the brokered deposits as they mature throughout the remainder of 2007 and 2008.
Borrowings
The Company’s primary borrowings were FHLB term advances, which amounted to $29.1 million and $38.2 million at September 30, 2007 and December 31, 2006, respectively. The FHLB borrowings mature on various dates through 2009. The Company also has an overnight line of credit with FHLB and there was $8.5 million in overnight borrowings outstanding at September 30, 2007. The Company had approximately $54.9 million and $31.5 million of immediate credit capacity with FHLB at September 30, 2007 and December 31, 2006, respectively. The FHLB credit capacity is collateralized by U.S. Government agency and GSE securities. The Company also had $81.0 million and $102.1 million of credit available under unsecured lines of credit with various banks at September 30, 2007 and December 31, 2006, respectively. There were no advances outstanding on these lines of credit at September 30, 2007 and December 31, 2006. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $24.9 million and $32.3 million as of September 30, 2007 and December 31, 2006, respectively.
The Company also had a credit agreement with another commercial bank. The credit agreement included a $25.0 million term loan facility and a $5.0 million revolving loan facility. During October 2006, FII repaid the $25.0 million term loan. The $5.0 million revolving loan matured April 30, 2007 with no advances outstanding.
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
Equity Activities
Total shareholders’ equity amounted to $188.3 million at September 30, 2007, an increase of $5.9 million from $182.4 million at December 31, 2006. The increase in shareholders’ equity during the nine months ended September 30, 2007 primarily resulted from $15.5 million of comprehensive income, offset by $4.8 million in preferred and common dividends declared and $5.8 million in treasury stock acquisitions under the common stock repurchase program.
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
The Company’s cash and cash equivalents were $58.4 million at September 30, 2007, a decrease of $51.4 million from $109.8 million at December 31, 2006. The Company’s net cash provided by operating activities totaled $12.0 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $43.9 million, which included net purchases of $15.7 million in securities, $26.3 million of loan originations in excess of loan payments, and a purchase of premises and equipment for $2.9 million dollars. Net cash used in financing activities of $19.5 million was primarily attributed to the $9.0 million reduction in long-term borrowings, $5.9 million of preferred and common share repurchases and $4.5 million in dividends paid. The Company’s cash and cash equivalents were $133.1 million at September 30, 2006 an increase of $41.2 million from $91.9 million at December 31, 2005.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The leverage ratio is utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%. The guidelines also require a minimum total risk-based capital ratio of 8.0%.
The Company’s Tier 1 leverage ratio was 9.23% at September 30, 2007, an increase from 8.91% at December 31, 2006. Total Tier 1 capital of $171.7 million at September 30, 2007 was up from $168.7 million at December 31, 2006. The Company’s Tier 1 risk-based capital ratio was 15.71% at September 30, 2007, down slightly from 15.85% at December 31, 2006. The Company’s total risk-weighted capital ratio was 16.96% at September 30, 2007, down slightly from 17.10% at December 31, 2006.

The following is a summary of the risk-based capital ratios for the Company and FSB:

	September 30,	December 31,
	2007	2006
Tier 1 leverage ratio
Company	9.23%	8.91%
FSB	8.58%	8.06%

Tier 1 risk-based capital ratio
Company	15.71%	15.85%
FSB	14.63%	14.35%

Total risk-based capital ratio
Company	16.96%	17.10%
FSB	15.89%	15.61%
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
Item 4. Controls and Procedures
a) As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
b) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2007:

			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that May
	of Shares	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs (1)

07/01/07 — 07/31/07	45,496	$19.75	45,496	$4,840,000
08/01/07 — 08/31/07	33,598	18.02	33,598	4,235,000
09/01/07 — 09/30/07	20,950	19.02	20,950	3,836,000

Total	100,044	$19.01	100,044	$3,836,000

(1)	On October 25, 2006, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. On July 25, 2007, the Company’s Board of Directors approved a new one-year $5.0 million common stock repurchase program and canceled the remaining portion of the Company’s one-year $5.0 million stock repurchase program that was approved October 25, 2006. Under the programs, stock repurchases may be made either in the open market or through privately negotiated transactions.

Item 6. Exhibits
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.6	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.7	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.8	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.9	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.10	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.12	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.13	Term and Revolving Credit Loan Agreements between FII and M&T Bank, dated December 15, 2003	Incorporated by reference to Exhibit 1.1 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

10.14	Second Amendment to Term Loan Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

Exhibit No.	Description	Location

10.15	Fourth Amendment to Revolving Credit Agreement between FII and M&T Bank, dated September 30, 2005	Incorporated by reference to Exhibit 10.17 of the Form 10-Q for the quarterly period ended September 30, 2005, dated November 4, 2005

10.16	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.17	2006 Annual Incentive Plan, dated March 13, 2006	Incorporated by reference to Exhibit 10.20 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.18	Executive Enhanced Incentive Plan dated January 25, 2006	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.19	Trust Company Agreement and Plan of Merger	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated April 3, 2006

10.20	2007 Annual Incentive Plan, dated March 13, 2007	Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

10.21	2007 Director (Non-Management) Compensation	Incorporated by reference to Exhibit 10.22 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO	Filed Herewith

32.1	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO	Filed Herewith

32.2	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

November 6, 2007	By:	/s/ Peter G. Humphrey Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2007	By:	/s/ Ronald A. Miller
Ronald A. Miller
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)