Form 10-K
period 2007-12-31
FINANCIAL INSTITUTIONS INC
filed 2008-03-11
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26481
FINANCIAL INSTITUTIONS, INC.
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	16-0816610 (I.R.S. Employer Identification Number)

220 Liberty Street, Warsaw, NY (Address of principal executive offices)	14569 (Zip Code)
Registrant’s telephone number, including area code:
585-786-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	NASDAQ Global Select Market
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
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The aggregate market value of common stock held by non-affiliates of the registrant, as computed by reference to the June 29, 2007 closing price reported by NASDAQ, was $205,984,000.
As of February 29, 2008 there were issued and outstanding, exclusive of treasury shares, 11,012,552 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FINANCIAL INSTITUTIONS, INC.
2007 ANNUAL REPORT ON FORM 10-K

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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to those described in Item 1A of this report, which is incorporated herein by reference thereto, and the following:
•	Significantly increased competition between depository and other financial institutions;

•	Changes in the interest rate environment or yield curve that reduces our margins or the fair value of financial instruments;

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Declines in the value of real estate, equipment, livestock and other assets serving as collateral for our loans outstanding, which could affect our allowance for loan losses;

•	Legislative or regulatory changes that adversely affect our business;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in accounting policies and practices, as generally accepted in the United States of America; and

•	Actions taken by regulators with jurisdiction over the Company or its subsidiaries.
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
The Company for many years operated under a decentralized, “Super Community Bank” business model, with separate and largely autonomous subsidiary banks whose Boards and management had the authority to operate within guidelines set forth in broad corporate policies established at the holding company level. During 2005, FII’s Board of Directors decided to implement changes to the Company’s business model and governance structure. Effective December 3, 2005, the Company merged three of its bank subsidiaries, Wyoming County Bank, National Bank of Geneva and Bath National Bank into its New York State-chartered bank subsidiary, First Tier Bank & Trust, which was then renamed Five Star Bank (“FSB” or the “Bank”). The merger was accounted for at historical cost as a combination of entities under common control.
FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed expansion of business operations to include financial services subsidiaries, namely, Five Star Investment Services, Inc. (“FSIS”), a brokerage subsidiary, and the Burke Group, Inc., an employee benefits and compensation consulting firm that was sold in 2005. FII terminated its financial holding company status and now operates as a bank holding company. The change in status did not affect the non-financial subsidiaries or activities being conducted by the Company, although future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
FII also has a statutory trust, the FISI Statutory Trust I (the “Trust”), which was formed to facilitate the private placement of capital securities. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary.
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

Executive Officers and Other Significant Employees of the Registrant
The following table sets forth current information regarding executive officers and other significant employees (ages are as of December 31, 2007).

Name	Age	Starting In	Positions/Offices
Peter G. Humphrey	53	1983	President and Chief Executive Officer.
James T. Rudgers	58	2004	Executive Vice President and Chief of Community Banking. From 2002 — 2004 was Executive Vice President of Retail Banking at Hudson United Bank Corporation. From 1997 — 2002 was Senior Vice President and Principal of Manchester Humphreys, Inc.
Ronald A. Miller	59	1996	Executive Vice President, Chief Financial Officer and Corporate Secretary.
George D. Hagi	55	2006	Executive Vice President and Chief Risk Officer. From 1997 — 2005 was Senior Vice President and Director of Risk Management at First National Bankshares of Florida and FNB Corp.
John J. Witkowski	46	2005	Senior Vice President and Regional President/Retail Banking Executive. From 1993 — 2005 was Senior Vice President and Director of Sales for Business Banking/Client Development Group at Bank of America.
Martin K. Birmingham	42	2005	Senior Vice President and Regional President/Commercial Market Executive. From 1989 — 2005 was Senior Team Leader and Regional President of the Rochester Market at Bank of America.
Kevin B. Klotzbach	54	2001	Senior Vice President and Treasurer. From 1999 — 2001 was Chief Investment Officer at Greater Buffalo Savings Bank.
Bruce H. Nagle	59	2006	Senior Vice President and Director of Human Resources. From 2000 — 2006 was Vice President of Human Resources at University of Pittsburgh Medical Center.
Richard J. Harrison	63	2003	Senior Vice President and Senior Retail Lending Administrator. From 2000 — 2003 was Executive Vice President and Chief Credit Officer at Savings Bank of the Fingerlakes.
Market Area and Competition
The Company provides a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of 50 branches and 70 ATMs in fourteen contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties.
The Company’s market area is geographically and economically diversified in that it serves both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York State outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates increasing its presence in the markets around these two cities and plans to open two branches in the Rochester suburbs in 2008.
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
Employees
The Company had approximately 621 full-time equivalent employees (“FTEs”) as of December 31, 2007.
Operating Segments
The Company’s primary operating segment is its subsidiary bank, FSB. The Company’s brokerage subsidiary, FSIS, is also deemed an operating segment, however it does not meet the thresholds included in SFAS No. 131 for separation.
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
The Bank’s investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate and credit risks and maximizing portfolio yield. The Company’s policy generally limits security purchases to the following:
•	U.S. treasury securities;

•	U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”)) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g. the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Small Business Administration (“SBA”);

•	Mortgage-backed securities (“MBSs”) include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMOs”) issued by GNMA, FNMA and FHLMC and privately issued whole loan CMOs that contain some exposure to sub-prime loans. See also the section titled “Investing Activities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation;”

•	Other asset-backed securities (“ABSs”) and other privately issued investment grade quality securities;

•	Investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation bonds;

•	Certain creditworthy un-rated securities issued by municipalities; and

•	Investment grade corporate debt, certificates of deposit and qualified preferred stock.
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
The key elements of the Bank’s lending philosophy include the following:
•	To ensure consistent underwriting, all employees must share a common view of the risks inherent in lending activities as well as the standards to be applied in underwriting and managing credit risk;

•	Pricing of credit products should be risk-based;

•	The loan portfolio must be diversified to limit the potential impact of negative events; and

•	Careful, timely exposure monitoring through dynamic use of our risk rating system is required to provide early warning and assure proactive management of potential problems.
The Bank’s credit objectives are as follows:
•	Compete effectively and service the legitimate credit needs of our target market;

•	Enhance our reputation for superior quality and timely delivery of products and services;

•	Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;

•	Focus on government guaranteed lending and establish a specialization in this area to meet the needs of the small businesses in our communities; and

•	Comply with the relevant laws and regulations.
Loan Approval Process. The Bank’s loan policy establishes standardized underwriting guidelines, as well as the loan approval process and the committee structures necessary to facilitate and insure the highest possible loan quality decision-making in a timely and businesslike manner. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also sets limits on individual loan officer lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee level.
Loan Review Program. The Bank’s policy includes loan reviews, under the supervision of the Audit Committee of the Board of Directors and directed by the Chief Risk Officer, in order to render an independent and objective evaluation of the Bank’s asset quality and credit administration process.
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
Through the loan approval process, loan administration and loan review program, management seeks to continuously monitor the credit risk profile of the Bank and assesses the overall quality of the loan portfolio and adequacy of the allowance for loan losses.
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

Allowance for Loan Losses. The allowance for loan losses is established through charges or credits to earnings in the form of a provision (credit) for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors such as:
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
Management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors. In order to determine the adequacy of the allowance for loan losses, the risk rating and delinquency status of loans and other factors are considered, such as collateral value, government guarantees, portfolio composition, trends in economic conditions and the financial strength of borrowers. Specific allocations for individually evaluated loans are established when required. An allowance is also established for groups of loans with similar risk characteristics, based upon average historical charge-off experience taking into account levels and trends in delinquencies, loan volumes, economic and industry trends and concentrations of credit. See also the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Commercial. The Bank originates commercial loans in its primary market areas and underwrites them based on the borrower’s ability to service the loan from operating income. The Bank offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2007, $48.1 million, or 35.1%, of the aggregate commercial loan portfolio were at fixed rates, while $88.7 million, or 64.9%, were at variable rates. The Bank utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Commercial Real Estate. In addition to commercial loans secured by real estate, the Bank makes commercial real estate loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition. As of December 31, 2007, $49.0 million, or 19.9%, of the aggregate commercial real estate loan portfolio were at fixed rates, while $196.8 million, or 80.1%, were at variable rates.
Agricultural. Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. As of December 31, 2007, $13.8 million, or 29.2%, of the agricultural loan portfolio were at fixed rates, while $33.5 million, or 70.8%, were at variable rates. The Bank utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.

Residential Real Estate. The Bank originates fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in its market areas. The Bank offers a variety of real estate loan products, which are generally amortized for periods up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Bank sells certain one-to-four family residential mortgages on the secondary mortgage market and typically retains the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the FHLMC as part of its standard loan policy. As of December 31, 2007, the residential mortgage servicing portfolio totaled $338.1 million, the majority of which have been sold to FHLMC. As of December 31, 2007, $126.2 million, or 75.6%, of residential real estate loans retained in portfolio were at fixed rates, while $40.7 million, or 24.4%, were at variable rates. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
Consumer Indirect. The Bank originates consumer indirect automobile loans, recreational vehicle loans, boat loans and mobile home loans. The consumer indirect loan portfolio was primarily comprised of new and used automobile loans with terms that typically range from 36 to 72 months. The Company has expanded its relationships with franchised new car dealers and has selectively originated a mix of new and used automobile loans from those dealers. As of December 31, 2007, the consumer indirect portfolio totaled $135.0 million, all of which were fixed rate loans.
Consumer and Home Equity. The Bank originates consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2007, $145.8 million, or 62.7%, of consumer and home equity loans were at fixed rates, while $86.6 million, or 37.3%, were at variable rates.
Government Guarantee Programs. The Bank participates in government loan guarantee programs offered by the SBA, United States Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2007, the Bank had loans with an aggregate principal balance of $36.0 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Bank is able to broaden its base of borrowers while minimizing credit risk.
Funding Activities
General. Deposits and borrowed funds are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes. In addition, repayments on loans and securities, proceeds from sales of loans and securities, and cash flows from operations provide additional sources of funds.
Deposits. The Bank offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of noninterest-bearing demand, interest-bearing demand, savings, money market, club accounts and certificates of deposit. The Bank also offers certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts and other qualified plan accounts. To enhance its deposit product offerings, the Company provides commercial checking accounts for small to moderately sized commercial businesses, as well as a low-cost checking account service for low-income customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. On a secondary basis, the Bank has utilized certificate of deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source.

Borrowings. The Bank’s borrowings consist mainly of advances entered into with the FHLB, federal funds purchased and securities sold under repurchase agreements.
Junior Subordinated Debentures. FII formed the Trust to facilitate the private placement of capital securities.
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
The following description summarizes some of the laws to which the Company is subject. References to applicable statutes and regulations are brief summaries and do not claim to be complete. They are qualified in their entirety by reference to such statutes and regulations. Management believes the Company is in compliance in all material respects with these laws and regulations. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.
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
Capital Adequacy Requirements. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2007, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 15.74% and the ratio of total capital to total risk-weighted assets was 16.99%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 16 of the notes to consolidated financial statements.
In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by quarterly average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2007, the Company’s leverage ratio was 9.35%.
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
Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution holding company is entitled to a priority of payment in bankruptcy.
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
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
The FDIC’s risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2007, the ratio of Tier 1 capital to total risk-weighted assets for the Bank was 14.40% and the ratio of total capital to total risk-weighted assets was 15.65%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 16 of the notes to consolidated financial statements.
The FDIC’s leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2007, the ratio of Tier 1 capital to quarterly average total assets (leverage ratio) was 8.54% for FSB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 16 of the notes to consolidated financial statements.
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
Prior to the Company’s restructuring in December 2005, two of the Company’s bank subsidiaries were operating under formal agreements with the Office of the Comptroller of the Currency (“OCC”), which resulted in a higher FDIC risk classification and the Company experienced an increase in FDIC insurance premiums in 2005. As a result of the merger of the Company’s subsidiary banks and the lower risk classification for FSB, the FDIC insurance premiums decreased in 2006. As a result of the Reform Act previously described, effective for the FDIC billing period that commenced January 1, 2007, the Company had a $1.3 million assessment credit available to offset future FDIC premium assessments, but not the FICO assessment. The Reform Act had minimal impact on the Company’s 2007 consolidated results of operations. Approximately $848,000 in assessment credits were utilized in 2007 and there remains $442,000 in assessment credits that are expected to be utilized in 2008. It is estimated that the FDIC premium assessment for the first half of 2008 will approximate the remaining assessment credit, which will then result in an increase in FDIC insurance expense during the second half of 2008.
Federal Home Loan Bank System. FSB is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As members of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. Under the “membership” component, a certain minimum investment in capital stock is required to be maintained as long as the institution remains a member of the FHLB. Under the “activity-based” component, members are required to purchase capital stock in proportion to the volume of certain transactions with the FLHB. As of December 31, 2007, FSB complied with these requirements.
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
The Bank is in full compliance with the rules.
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
The Bank approved security programs appropriate to its size and complexity and the nature and scope of its operations prior to the effective date of the regulatory guidelines. The implementation of the programs is an ongoing process.
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
FRB Final Rule on Trust Preferred Securities
On March 1, 2005, the FRB issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. Key components of the final rule are:
•	Trust preferred securities, together with other “restricted core capital elements”, can be included in a bank holding company’s Tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements”;

•	Restricted core capital elements are defined to include:
•	Qualifying trust preferred securities;

•	Qualifying cumulative perpetual preferred stock (and related surplus);

•	Minority interest related to qualifying cumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary; and

•	Minority interest related to qualifying common or qualifying perpetual preferred stock issued by a consolidated subsidiary that is neither a U.S. depository institution nor a foreign bank subsidiary.
•	The sum of core capital elements will be calculated net of goodwill, less any associated deferred tax liability;

•	Internationally active bank holding companies are further limited, and must limit restricted core capital elements to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill, although they may include qualifying mandatory convertible preferred securities up to the 25% limit;

•	A five-year transition period for application of quantitative limits, ending March 31, 2009.
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
Economic Conditions, Limited Geographic Diversification. The Company’s banking operations are located in Western and Central New York State. Because of the geographic concentration of its operations, the Company’s results depend largely upon economic conditions in this area, which include volatility in wholesale milk prices, losses of manufacturing jobs in Rochester and Buffalo, and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also the section titled “Market Area and Competition.”
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
Competition. National competitors are much larger in total assets and capitalization, have greater access to financial and capital markets and offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition, together with changes in our strategic plan and stricter loan underwriting standards, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also the sections titled “Market Area and Competition” and “Supervision and Regulation.”
Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also the section titled “Supervision and Regulation.”
Real Estate Market Conditions. If real estate values in the markets the Company serves decline, the Company’s business could be adversely affected. Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. The markets the Company serves have not generally experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Financial and Capital Market Liquidity Disruption. The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain MBS and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. A continuation of these credit and liquidity issues may result in reduced liquidity and impairment write-downs on some of our asset holdings. MBS and auction rate preferred equity securities are most affected by and are at most risk for possible future reduced liquidity and impairment write-downs. These financial and capital market disruptions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See also the section titled “Investing Activities.”
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties

	TYPE OF	LEASED OR	EXPIRATION
LOCATION	FACILITY	OWNED	OF LEASE

Allegany	Branch	Owned	—
Amherst	Branch	Leased	February 2020
Attica	Branch	Owned	—
Auburn	Branch	Owned	—
Avoca	Branch	Owned	—
Batavia	Branch	Leased	December 2016
Batavia (In-Store)	Branch	Leased	July 2009
Bath	Branch	Owned	—
Bath	Drive-up Branch	Owned	—
Caledonia	Branch	Leased	July 2012
Canandaigua	Branch	Owned	—
Cuba	Branch	Owned	—
Dansville	Branch	Ground Leased	March 2014
Dundee	Branch	Owned	—
East Aurora	Branch	Leased	January 2013
Ellicottville	Branch	Owned	—
Elmira	Branch	Owned	—
Elmira Heights	Branch	Leased	August 2009
Erwin	Branch	Leased	October 2010
Geneseo	Branch	Owned	—
Geneva	Branch	Owned	—
Geneva	Drive-up Branch	Owned	—
Greece *	Branch	Leased	June 2023
Geneva (Plaza)	Branch	Ground Leased	January 2016
Hammondsport	Branch	Owned	—
Henrietta *	Branch	Leased	June 2023
Honeoye Falls	Branch	Leased	September 2017
Hornell	Branch	Owned	—
Horseheads	Branch	Leased	September 2012
Lakeville	Branch	Owned	—
Lakewood	Branch	Owned	—
Leroy	Branch	Owned	—
Mount Morris	Branch	Owned	—
Naples	Branch	Owned	—
North Chili	Branch	Owned	—
North Java	Branch	Owned	—
North Warsaw	Branch	Owned	—
Olean	Branch	Owned	—
Olean	Drive-up Branch	Owned	—
Orchard Park	Branch	Ground Leased	January 2019
Ovid	Branch	Owned	—
Pavilion	Branch	Owned	—
Penn Yan	Branch	Owned	—
Pittsford	Administrative Offices	Leased	April 2017
Salamanca	Branch	Owned	—
Strykersville	Branch	Owned	—
Victor	Branch	Owned	—
Warsaw (220 Liberty Street)	Headquarters	Owned	—
Warsaw (31 North Main Street)	Administrative Offices	Owned	—
Warsaw (55 North Main Street)	Main Branch	Owned	—
Waterloo	Branch	Owned	—
Wayland	Branch	Owned	—
Williamsville	Branch	Leased	August 2009
Wyoming	Branch	Leased	March 2008
Yorkshire	Branch	Ground Leased	November 2012

*	New branch opening planned for 2008

Item 3. Legal Proceedings
From time to time the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information: The common stock of FII is traded on the NASDAQ Global Select Market under the symbol of “FISI.” The following chart lists prices per share of actual sales transactions as reported by NASDAQ, as well as the cash dividends declared.

				Cash
				Dividends
	Sales Price Per Share			Per Share
	High	Low	Close	Declared

2007
First Quarter	$23.71	$19.30	$20.07	$0.10
Second Quarter	20.62	18.62	20.19	0.11
Third Quarter	20.46	16.18	17.94	0.12
Fourth Quarter	19.80	16.42	17.82	0.13

2006
First Quarter	$21.17	$18.16	$18.89	$0.08
Second Quarter	20.86	17.43	20.86	0.08
Third Quarter	25.38	19.15	23.36	0.09
Fourth Quarter	24.25	22.07	23.05	0.09
FII has paid regular quarterly cash dividends on its common stock and its Board of Directors presently intends to continue this practice, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict both FII’s and the Bank’s ability to pay dividends. For further discussion on dividend restrictions, refer to the Part I, Item 1 sections titled “Supervision and Regulation”, “The Company” and “The Bank”, as these restrictions may have the effect of reducing the amount of dividends that FII can declare to its shareholders.
Shareholders: As of February 29, 2008, the Company had approximately 1,500 common shareholders and 11,012,552 shares of common stock outstanding (exclusive of treasury shares).
Recent Sales of Unregistered Securities: None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases: The following table sets forth the information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2007:

			Total Number of
	Total		Shares Purchased as	Approximate Dollar
	Number of	Average	Part of Publicly	Value of Shares that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs (1)

10/01/07 — 10/31/07	18,780	$19.27	18,780	$3,475,000
11/01/07 — 11/30/07	21,291	17.74	21,291	3,097,000
12/01/07 — 12/31/07	33,305	18.54	33,305	2,479,000

Total	73,376	$18.49	73,376	$2,479,000

(1)	On July 25, 2007, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions.
Performance Graph: The Stock Performance Graph compares the cumulative total return on FII’s common stock against the cumulative total return of the NASDAQ Composite of U.S. Stocks and the SNL Financial LC (“SNL”) $1 Billion-$5 Billion Bank Index, for the period of December 31, 2002 through December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in our common stock and the comparison groups and reinvestment of all cash dividends prior to any tax effect.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Financial Institutions, Inc.	100.00	98.79	83.65	72.08	86.04	68.12
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

Source : SNL Financial LC, Charlottesville, VA © 2008	(434) 977-1600 www.snl.com

Item 6. Selected Financial Data

(Dollars in thousands)	At December 31:

	2007	2006	2005	2004	2003

Selected Financial Condition Data

Total assets	$1,857,876	$1,907,552	$2,022,392	$2,156,329	$2,173,732
Loans	964,173	926,482	992,321	1,252,405	1,340,436
Allowance for loan losses	15,521	17,048	20,231	39,186	29,064
Securities available for sale	695,241	735,148	790,855	727,198	604,964
Securities held to maturity	59,479	40,388	42,593	39,317	47,131
Total liabilities	1,662,554	1,725,164	1,850,635	1,972,042	1,990,629
Deposits	1,575,971	1,617,695	1,717,261	1,818,949	1,818,889
Borrowings and junior subordinated debentures	68,210	87,199	115,199	132,614	154,223
Total shareholders’ equity	195,322	182,388	171,757	184,287	183,103

(Dollars in thousands)	For the years ended December 31:

	2007	2006	2005	2004	2003

Selected Results of Operations Data

Interest income	$105,212	$103,070	$103,887	$106,175	$111,450
Interest expense	47,139	43,604	36,395	30,768	35,947

Net interest income	58,073	59,466	67,492	75,407	75,503

Provision (credit) for loan losses	116	(1,842)	28,532	19,676	22,526

Net interest income after provision (credit) for loan losses	57,957	61,308	38,960	55,731	52,977

Noninterest income	20,680	21,911	29,384	22,149	22,570
Noninterest expense	57,428	59,612	65,492	61,767	57,283

Income from continuing operations before income taxes	21,209	23,607	2,852	16,113	18,264

Income tax expense (benefit) from continuing operations	4,800	6,245	(1,766)	3,170	3,923

Income from continuing operations	16,409	17,362	4,618	12,943	14,341

Loss on discontinued operations, net of tax	—	—	2,452	450	94

Net income	$16,409	$17,362	$2,166	$12,493	$14,247

Item 6. Selected Financial Data (Continued)

	At or for the years ended December 31:

	2007	2006	2005	2004	2003

Per Common Share Data

Basic:
Income from continuing operations	$1.34	$1.40	$0.28	$1.02	$1.15
Net income	1.34	1.40	0.06	0.98	1.14
Diluted:
Income from continuing operations	1.33	1.40	0.28	1.02	1.14
Net income	1.33	1.40	0.06	0.98	1.13
Cash dividends declared on common stock	0.46	0.34	0.40	0.64	0.64
Book value	16.14	14.53	13.60	14.81	14.81
Tangible book value	12.69	11.15	10.19	11.31	11.22
Market value	17.82	23.05	19.62	23.25	28.23

Selected Financial Ratios

Performance Ratios:
Return on average assets	0.86%	0.90%	0.10%	0.57%	0.66%
Return on average common equity	8.89	10.02	0.43	6.55	7.65
Return on average tangible common equity	11.50	13.23	0.56	8.57	10.12
Common dividend payout (1)	34.33	24.29	666.67	65.31	56.14
Net interest margin (2)	3.53	3.55	3.65	3.90	3.99
Efficiency ratio (3)	68.77	69.78	70.18	60.41	54.26

Capital ratios:

Period end common equity to total assets	9.57%	8.64%	7.62%	7.72%	7.61%
Period end tangible common equity to tangible total assets	7.68	6.77	5.82	6.01	5.87
Tier 1 risk-based capital	15.74	15.85	13.75	11.27	10.18
Total risk-based capital	16.99	17.10	15.01	12.54	11.44

Asset Quality Ratios:
Nonperforming loans to total loans (4)	0.84%	1.71%	1.82%	4.31%	3.84%
Nonperforming assets to total loans, other real estate and repossessed assets (4)	0.98	1.84	1.93	4.40	3.89
Nonperforming assets to total assets (4)	0.51	0.89	0.97	2.56	2.40
Allowance for loan losses to total loans (4)	1.61	1.84	2.04	3.13	2.17
Allowance for loan losses to nonperforming loans (4)	192	108	112	73	56
Net charge-offs to average total loans (4)	0.18	0.14	4.27	0.74	1.11

(1)	Cash dividends declared on common stock divided by basic net income per common share.

(2)	Represents net interest income divided by average interest-earning assets. The interest earned from tax-exempt and tax-preferred securities includes a tax-equivalent adjustment.

(3)	The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations), divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale or call of securities, income associated with the proceeds from corporate owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships (all from continuing operations).

(4)	Ratios exclude nonaccruing commercial-related loans held for sale (which amounted to $577,000 as of December 31, 2005 and zero for all other years presented) from nonperforming loans and exclude loans held for sale from total loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company during the year ended December 31, 2007 and the preceding two years. This discussion and the tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
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
Expenses. The Company’s expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional fees and services, advertising and promotions and other miscellaneous expense and income tax expense (benefit). Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Net income was $16.4 million ($1.33 per diluted share), $17.4 million ($1.40 per diluted share) and $2.2 million ($0.06 per diluted share) for 2007, 2006 and 2005, respectively. The return on average common equity in 2007 was 8.89%, compared to 10.02% in 2006 and 0.43% in 2005. The return on average assets in 2007 was 0.86%, compared to 0.90% in 2006 and 0.10% in 2005.
Net interest income, the principal source of the Company’s earnings, was $58.1 million in 2007, down from $59.5 million in 2006 and $67.5 million in 2005. Net interest margin was 3.53%, 3.55% and 3.65% for the years ended December 31, 2007, 2006 and 2005, respectively. The decline in net interest income resulted from lower earning asset levels along with a narrowed net interest margin. The flat-to-inverted interest rate yield curve, which prevailed throughout the first half of 2007, contributed to a reduced spread on asset transactions and caused nonpublic deposits to shift into higher cost certificates of deposits from lower cost deposit products in comparison to the prior years.
Effective December 3, 2005, the Company merged its subsidiary banks into the New York State-chartered First Tier Bank & Trust, which was then renamed Five Star Bank (“FSB”). The consolidation activities improved operational efficiencies and resulted in lower noninterest expense in 2006. The Company continued to focus on cost reduction initiatives, which resulted in further reductions in noninterest expense in 2007 versus 2006. Over the past several years, the Company has executed its strategic plan, which includes a renewed focus on its core community banking business. As a result, the Company sold the Burke Group, Inc. subsidiary in 2005, therefore its results have been reported separately as discontinued operations in the consolidated statements of income and the loss on discontinued operations, net of tax, was $2.5 million in 2005. In addition, the Company sold its trust relationships during 2006 and recognized a $1.4 million gain on the sale.
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
A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement or the loan is restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the net realizable value of the collateral if the loan is collateral dependent. The majority of the Company’s impaired loans are collateral dependent.
Loans, including impaired loans, are generally classified as nonaccruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccruing if repayment in full of principal and/or interest is uncertain.
For additional discussion related to the Company’s accounting policies for the allowance for loan losses, see the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 1 of the notes to consolidated financial statements.
Goodwill
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During 2007, 2006 and 2005, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. For additional discussion related to the Company’s accounting policy for goodwill and other intangible assets, see Note 1 of the notes to consolidated financial statements.
Defined Benefit Pension Plan
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

ANALYSIS OF FINANCIAL CONDITION
Overview
At December 31, 2007 the Company had total assets of $1.858 billion, a decrease of 2.6% from $1.908 billion as of December 31, 2006. Loans totaled $964.2 million as of December 31, 2007, up $37.7 million, or 4.1%, when compared to $926.5 million as of December 31, 2006. The increase in loans was primarily attributed to the results of our commercial business development program, coupled with expansion of our indirect lending program. Nonperforming assets totaled $9.5 million as of December 31, 2007, a $7.5 million, or 44.3% decline since December 31, 2006. Net loan charge-offs were $1.6 million, or 0.18% of average loans, for the year ended December 31, 2007. Total deposits amounted to $1.576 billion and $1.618 billion as of December 31, 2007 and 2006, respectively. The Company actively managed to lower the level of higher cost deposits during 2007. As of December 31, 2007, total borrowed funds and junior subordinated debentures were $68.2 million compared to $87.2 million as of December 31, 2006. The Company repaid matured borrowings throughout 2007 by using its favorable position of liquidity. Book value per common share was $16.14 and $14.53 as of December 31, 2007 and 2006, respectively. As of December 31, 2007 the Company’s total shareholders’ equity was $195.3 million compared to $182.4 million a year earlier.
Investing Activities
Investment Portfolio Composition
The Company’s total investment security portfolio decreased $20.8 million to $754.7 million as of December 31, 2007 compared to $775.5 million as of December 31, 2006. Further detail regarding the Company’s investment portfolio follows.
The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain MBS and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. A continuation of these credit and liquidity issues may result in reduced liquidity and impairment write-downs on some of our asset holdings. MBS and auction rate preferred equity securities are most affected by and are at most risk for possible future reduced liquidity and impairment write-downs.
U.S. Government Agency and U.S. Government-Sponsored Enterprise (“GSE”) Obligations. The U.S. government agency and GSE obligations portfolio, all of which was classified as available for sale, is comprised of debt obligations issued directly by U.S. government agencies or GSEs and totaled $158.9 million as of December 31, 2007. The portfolio consisted of approximately $78.5 million, or 49%, callable securities. As of December 31, 2007, this category of securities also included $56.6 million of structured notes, the majority of which were step callable debt issues. The step callable bonds step-up in rate at specified intervals and are periodically callable by the issuer. The current average coupon rate for the structured notes was 4.71% as of December 31, 2007, which adjusts on average to 6.39% within three years. However, under current market conditions these notes are likely to be called. As of December 31, 2006, the available for sale U.S. government agency and GSE obligations portfolio totaled $231.9 million.
Mortgage-Backed Securities (“MBS”). The MBS portfolio, all of which was classified as available for sale, totaled $295.9 million as of December 31, 2007, which was comprised of $160.0 million of mortgage-backed pass-through securities (“pass-throughs”) and $135.9 million of collateralized mortgage obligations (“CMO”). As of December 31, 2006, the MBS portfolio totaled $296.7 million, which consisted of $189.4 million of pass-throughs and $107.3 million of CMOs.
The pass-throughs were primarily issued by GNMA, FNMA or FHLMC. The majority of the pass-throughs were in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years. The remainder of pass-throughs were principally adjustable rate securities indexed to the one-year Treasury bill.
The CMO portfolio consisted of two principal groups, with balances as of December 31, 2007 as follows: (1) $78.2 million of AAA rated fixed and variable rate CMOs issued by either GNMA, FNMA or FHLMC that carried a full guaranty by the issuing agency of both principal and interest, and (2) $57.7 million of privately issued whole loan CMOs.
The following table details, by risk rating, the privately issued whole loan CMOs as of December 31:

(Dollars in millions)	2007

Risk rating:
AAA	$45.4
AAA/AA	7.8
AA	3.9
A-	0.6

Total privately issued whole loan CMOs	$57.7

As of December 31, 2007, the weighted average percentage (by dollars) of the underlying mortgages that were owner occupied in the privately issued whole loan CMO portfolio was 93%. In addition, 98% of the total privately issued whole loan CMO portfolio was backed by underlying mortgages that were at fixed rates.
All of the bonds rated AAA were issued no later than 2004 and are therefore at least three years seasoned. The bonds rated AAA/AA were issued in 2005, 2006, and 2007 and therefore have mortgages as underlying collateral with relatively short seasoning. The credit support on the AAA/AA classes owned has increased in all cases since the deals were originated. The portfolio included a $1.1 million AAA/AA bond with underlying mortgages where 34% were classified as sub-prime, 100% were at fixed rates and the credit subordination level was 8.53%. In addition, the portfolio included a $3.9 million AA rated bond with underlying mortgages where 44% were classified as sub-prime, 100% were fixed rate, average seasoning was 94 months and the credit subordination level was 1.24%. The portfolio also included a $0.6 million A- rated bond with underlying mortgages where 69% were classified as sub-prime, 100% were variable rate, average seasoning was 52 months, the percentage of delinquencies and foreclosures was relatively high and the credit subordination level was 6.06%.
Other Asset-Backed Securities (“ABS”). The ABS portfolio, all of which was classified as available for sale, totaled $33.2 million as of December 31, 2007 and was comprised of positions in 14 different pooled trust preferred securities issues with ratings ranging from A- to AA and one AAA rated Student Loan Marketing Association (“SLMA”) floater or variable rate security backed by student loans. All of the trust preferred securities are backed by preferred debt issued by many different financial institutions and insurance companies. As of December 31, 2006, the ABS portfolio, all of which was classified as available for sale, totaled $7.1 million and was comprised of one pooled trust preferred securities issue and five SLMA securities.
State and Municipal Obligations. As of December 31, 2007, the portfolio of state and municipal obligations totaled $232.1 million, of which $172.6 million was classified as available for sale. As of that date, $59.5 million was classified as held to maturity, with a fair value of $59.9 million. As of December 31, 2006, the portfolio of state and municipal obligations totaled $238.7 million, of which $198.3 million was classified as available for sale. As of that date, $40.4 million was classified as held to maturity, with a fair value of $40.4 million.
Equity Securities. As of December 31, 2007, the Company had $34.6 million in equity securities that included $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780,000 of common equity securities. The auction rate preferred equity securities consisted of three positions collateralized by FNMA preferred stock totaling $13.9 million and four positions collateralized by FHLMC preferred stock totaling $19.9 million. All of the auction rate preferred equity securities are rated AA-. The auction rate preferred equity securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 90 days. The most recent auctions occurred in January of 2008 and the auctions were successful. However, the recent disruption in the financial and capital markets has increased the liquidity risk associated with auction rate preferred equity securities. The next auctions are scheduled for April of 2008 and it is possible that there might not be any new investors and the Bank will be required to hold these securities. Each of the auction rate preferred equity securities contains provisions to deal with this event. The Bank will continue to receive dividend income and the auctions will continue to take place at future pre-established dates, but the fair value of the securities may become less than their carrying amounts. The dividend income related to both the common and auction rate preferred equity securities qualified for the Federal income tax dividend received deduction. As of December 31, 2007, there were no equity securities that were in a gross unrealized loss position.

As of December 31, 2006, the Company had $1.1 million in equity securities, all of which were common equity securities.
Security Yields and Maturities Schedule
The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2007. Actual maturities may differ from the contractual maturities presented, because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		After Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale debt securities:
U.S. Government agency and GSE	$52,295	4.00%	$34,585	4.18%	$22,820	5.54%	$49,220	5.12%	$158,920	4.61%
MBS	11,091	3.96	106,344	4.36	52,882	4.26	127,481	5.15	297,798	4.67
ABS	—	—	—	—	808	5.06	33,307	5.97	34,115	5.95
State and municipal	50,291	3.46	101,367	3.54	17,777	3.97	1,859	3.53	171,294	3.56

Total	$113,677	3.76%	$242,296	3.99%	$94,287	4.52%	$211,867	5.26%	$662,127	4.43%

Held to maturity debt securities:
State and municipal	$49,542	3.70%	$7,285	4.35%	$1,917	4.97%	$735	5.32%	$59,479	3.84%

Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in fair value. The net unrealized losses on securities available for sale amounted to $815,000 and $11.1 million as of December 31, 2007 and 2006, respectively. The unrealized losses present do not reflect deterioration in the credit worthiness of the issuing securities and resulted primarily from fluctuations in market interest rates. The Company has the intent and ability to hold these securities until their fair value recovers to their amortized cost; therefore, management has determined that the securities that were in an unrealized loss position as of December 31, 2007 and 2006 represent only temporary declines in fair value.
Lending Activities
Loans Held for Sale and Commercial-Related Loan Sale Results
Loans held for sale (not included in the subsequent loan portfolio composition table) totaled $906,000 and $992,000 as of December 31, 2007 and 2006, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio decreased to $338.1 million as of December 31, 2007 from $355.2 million as of December 31, 2006. During 2007, the Company increased its retention of newly originated residential mortgages, which resulted in a drop in the sold and serviced residential real estate portfolio as run-off outpaced new sold and serviced loan volumes.
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

Loan Portfolio Composition
Loans outstanding, excluding loans held for sale and including net unearned income and net deferred fees and costs, are summarized as follows as of December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003

Commercial	$136,780	$105,806	$116,444	$203,178	$248,313
Commercial real estate	245,797	243,966	264,727	343,532	369,712
Agricultural	47,367	56,808	75,018	195,185	235,199
Residential real estate	166,863	163,243	168,498	178,282	181,479
Consumer indirect	134,977	106,443	85,237	67,993	67,156
Consumer direct and home equity	232,389	250,216	282,397	264,235	238,577

Total loans	964,173	926,482	992,321	1,252,405	1,340,436

Allowance for loan losses	(15,521)	(17,048)	(20,231)	(39,186)	(29,064)

Total loans, net	$948,652	$909,434	$972,090	$1,213,219	$1,311,372

Total loans increased 4.1%, or $37.7 million, to $964.2 million as of December 31, 2007 from $926.5 million as of December 31, 2006, primarily the result of commercial and consumer indirect loan origination efforts, offset by a reduction in agricultural loans and the consumer direct and home equity category.
Commercial loans increased $31.0 million, or 29.3% in 2007, while commercial real estate loans remained relatively flat on a year-over-year basis when 2007 is compared to 2006 As of December 31, 2007, commercial loans totaled $136.8 million, representing 14.2% of total loans, and commercial real estate loans totaled $245.8 million, representing 25.5% of total loans. As of December 31, 2007, agricultural loans, which include agricultural real estate loans, totaled $47.4 million or 4.9% of the total loan portfolio, down $9.4 million from 2006. Collectively, commercial-related loans comprised $23.4 million or 62.0% of the increase in total loans.
As of December 31, 2007, residential real estate loans totaled $166.9 million, a $3.6 million or 2.2% increase from $163.2 million as of December 31, 2006. Residential real estate loans represented 17.3% of the total loan portfolio as of year-end 2007 compared to 17.6% as of year-end 2006. This category of loans increased as certain residential mortgages were added to the portfolio rather than being sold to the secondary market. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased $28.6 million to $135.0 million, or 14.0% of total loans, as of December 31, 2007 from $106.4 million as of December 31, 2006. During 2007, the Company expanded its relationships with franchised new car dealers and selectively originated a mix of approximately 41% new and 59% used automobile indirect loans.
The consumer direct and home equity category totaled $232.4 and $250.2 million as of December 31, 2007 and 2006, respectively. Consumer direct and home equity products represented 24.1% of the total loan portfolio as of year-end 2007. A firm pricing and underwriting discipline was maintained on direct consumer and home equity products, which led to slower loan originations and run-off outpacing growth in these product categories.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. The Western and Central New York State markets the Company serves have not generally experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property used as collateral for our loans.
Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which could have a negative impact on our earnings.

Nonperforming Assets
The following table sets forth information regarding nonperforming assets as of December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccruing loans (1)
Commercial	$827	$2,205	$4,389	$20,576	$12,983
Commercial real estate	2,825	4,661	6,985	15,954	11,745
Agricultural	481	4,836	2,786	13,165	18,870
Residential real estate	2,987	3,127	2,615	1,473	2,138
Consumer indirect	278	166	63	74	186
Consumer and home equity	677	842	923	704	750

Total nonaccruing loans	8,075	15,837	17,761	51,946	46,672

Restructured loans	—	—	—	—	3,069

Accruing loans 90 days or more delinquent	2	3	276	2,018	1,709

Total nonperforming loans	8,077	15,840	18,037	53,964	51,450

Other real estate owned (“ORE”)	1,421	1,203	1,099	1,196	653

Total nonperforming loans and other real estate owned	9,498	17,043	19,136	55,160	52,103

Nonaccruing commercial-related loans held for sale	—	—	577	—	—

Total nonperforming assets	$9,498	$17,043	$19,713	$55,160	$52,103

Total nonperforming loans to total loans (2)	0.84%	1.71%	1.82%	4.31%	3.84%

Total nonperforming loans and ORE to total loans and ORE (2)	0.98%	1.84%	1.93%	4.40%	3.89%

Total nonperforming assets to total assets	0.51%	0.89%	0.97%	2.56%	2.40%

(1)	Although loans are generally placed on nonaccruing status when they become 90 days or more past due they may be placed on nonaccruing status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude nonaccruing commercial-related loans held for sale from nonperforming loans and exclude loans held for sale from total loans.
Nonperforming loans totaled $8.1 million as of December 31, 2007, down from $15.8 million as of December 31, 2006. The majority of the decline was from a reduction in nonaccruing commercial-related loans, which was offset by a $218,000 increase in ORE to $1.4 million as of December 31, 2007, compared to $1.2 million as of December 31, 2006.
The following table details nonaccruing loan activity for the year ended December 31:

(Dollars in thousands)	2007	2006

Nonaccruing loans as of beginning of year	$15,837	$17,761
Additions	9,554	16,856
Payments	(5,166)	(10,193)
Charge-offs	(3,173)	(3,497)
Returned to accruing status	(6,534)	(2,588)
Transferred to other real estate or repossessed assets	(2,443)	(2,502)

Nonaccruing loans as of end of year	$8,075	$15,837

During 2007, the Company received $5.2 million in payments on nonaccruing loans and $6.5 million of nonaccruing loans were returned to accruing status, including a single $3.1 million agricultural relationship that returned to accruing status during the second quarter of 2007 as a result of improved cash flow from the increase in the price of milk. In addition, the Company charged-off $3.2 million in nonaccruing loans during 2007 and transferred $2.4 million in loans to other real estate or repossessed assets.
Approximately $2.3 million, or 27.9%, of the $8.1 million in nonaccruing loans as of December 31, 2007 were current with respect to payment of principal and interest, but were classified as nonaccruing because reasonable doubt existed with respect to the future collectibility of principal and interest in accordance with the original contractual terms. For nonaccruing loans outstanding as of December 31, 2007, the amount of interest income forgone on nonaccruing loans totaled $713,000 for the year ended December 31, 2007.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $16.6 million and $16.2 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2007 and 2006, respectively.
The following table summarizes loan delinquencies (excluding past due nonaccruing loans) as of December 31:

(Dollars in thousands)	2007		2006
		Accruing Loans		Accruing Loans
	60-89	90 Days	60-89	90 Days
	Days	or More	Days	or More

Commercial	$—	$—	$7	$—
Commercial real estate	—	—	30	—
Consumer indirect	83	—	50	—
Consumer and home equity	172	2	98	3

	$255	$2	$185	$3

Analysis of Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of December 31, 2007.
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

The following table sets forth an analysis of the activity in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003

Allowance for loan losses as of beginning of year	$17,048	$20,231	$39,186	$29,064	$21,660

Charge-offs (1):
Commercial	562	1,195	12,980	4,486	8,891
Commercial real estate	439	501	15,397	1,779	2,953
Agricultural	56	379	18,543	2,519	1,876
Residential real estate	319	278	56	227	150
Consumer indirect	988	532	775	759	759
Consumer and home equity	1,531	1,314	1,535	1,027	1,413

Total charge-offs	3,895	4,199	49,286	10,797	16,042

Recoveries:
Commercial	972	1,417	864	598	525
Commercial real estate	216	132	280	103	35
Agricultural	168	389	57	39	3
Residential real estate	50	71	5	43	7
Consumer indirect	235	224	261	212	111
Consumer and home equity	611	625	332	248	239

Total recoveries	2,252	2,858	1,799	1,243	920

Net charge-offs	1,643	1,341	47,487	9,554	15,122

(Credit) provision for loan losses	116	(1,842)	28,532	19,676	22,526

Allowance for loan losses as of end of year	$15,521	$17,048	$20,231	$39,186	$29,064

Ratio of net charge-offs to total average loans	0.18%	0.14%	4.27%	0.74%	1.11%

Ratio of allowance for loan losses to total loans (2)	1.61%	1.84%	2.04%	3.13%	2.17%

Ratio of allowance for loans losses to nonperforming loans (2)	192%	108%	112%	73%	56%

(1)	Included in charge-offs for the year ended December 31, 2005 are $36.7 million in write-downs on commercial-related loans.

(2)	Ratios exclude nonaccruing loans held for sale from nonperforming loans and loans held for sale from total loans.
Net charge-offs were $1.6 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The ratio of net loan charge-offs to total average loans was 0.18% for the year ended December 31, 2007, compared to 0.14% for the same 2006 period. The Company’s net charge-off experience increased in 2007 compared to 2006, due in part to the combination of an increase in charge-offs in the consumer-related portfolios (residential real estate, indirect, direct and home equity) and a decrease in commercial and agricultural recoveries. As of December 31, 2007, the Company’s allowance for loan losses totaled $15.5 million, down $1.5 million from $17.0 million as of December 31, 2006. The allowance for loan losses represents the estimated probable losses inherent in the loan portfolio based on the Company’s comprehensive assessment. This assessment resulted in a provision for loan losses of $116,000 for the year ended December 31, 2007. The allowance for loan losses as a percentage of total loans was 1.61% and 1.84% as of December 31, 2007 and 2006, respectively. The ratio of allowance for loan losses to nonperforming loans increased to 192% as of December 31, 2007 versus 108% as of December 31, 2006.

Allocation of Allowance for Loan Losses
The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	At December 31:
(Dollars in thousands)	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	of	of Loans	of	of Loans	of	of Loans	of	of Loans	of	of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category	for	Category	for	Category
	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans

Commercial	$1,878	14.2%	$2,443	11.4%	$4,098	11.7%	$11,420	16.2%	$7,739	18.5%
Commercial real estate	3,751	25.5	4,458	26.4	6,564	26.7	9,297	27.4	5,354	27.6
Agricultural	1,516	4.9	1,887	6.1	2,187	7.5	8,197	15.6	6,078	17.6
Residential real estate	1,763	17.3	1,748	17.6	1,252	17.0	910	14.2	897	13.5
Consumer indirect	2,284	14.0	1,749	11.5	1,032	8.6	666	5.5	816	5.0
Consumer and home equity	2,667	24.1	2,833	27.0	2,504	28.5	2,014	21.1	1,895	17.8
Unallocated	1,662	—	1,930	—	2,594	—	6,682	—	6,285	—

Total	$15,521	100.0%	$17,048	100.0%	$20,231	100.0%	$39,186	100.0%	$29,064	100.0%

The Company’s methodology in the estimation of the allowance for loan losses includes the following broad areas:
1.	Impaired commercial, commercial real estate, and agricultural loans, in excess of $50,000 are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15.”
2.	The remaining portfolios of commercial, commercial real estate, and agricultural loans are segmented into the following loan classification categories: uncriticized or pass, special mention, and substandard. Uncriticized loans, special mention loans and all substandard loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies, nonaccruing loans, and risk ratings; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions; and concentrations of credit, among others.
3.	The consumer loan portfolio is segmented into six types of loans: residential real estate, home equity lines of credit, consumer direct, consumer indirect, overdrafts and personal lines of credit. Each of those categories is subdivided into categories based on delinquency status, either 90 days and over past due or under 90 days. Allowance allocations on these types of loans are based on the average loss experience over the last three years for each subdivision of delinquency status supplemented with qualitative factors containing the same elements as described above.
4.	A further component of the allowance is the unallocated portion which takes into consideration the inherent risk of loss in the portfolio not identified in the other three categories and includes such elements as risks associated with variances in the rate of historical loss experiences, information risks associated with the dependence upon timely and accurate risk ratings on loans, and risks associated with the dependence on collateral valuation techniques.

Loan Maturity and Repricing Schedule
The following table sets forth certain information regarding the contractual maturity or repricing of loans in the portfolio as of December 31, 2007. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

		One
	Within	Through	After
	One	Five	Five
(Dollars in thousands)	Year	Years	Years	Total

Commercial	$49,923	$48,534	$38,323	$136,780
Commercial real estate	9,459	24,391	211,947	245,797
Agricultural	6,982	14,534	25,851	47,367
Residential real estate	6,482	4,637	155,744	166,863
Consumer indirect	1,731	95,470	37,776	134,977
Consumer and home equity	6,508	37,481	188,400	232,389

Total loans	$81,085	$225,047	$658,041	$964,173

Loans maturing after one year:
With a predetermined interest rate		$186,514	$308,643
With a floating or adjustable rate		38,533	349,398

Total loans maturing after one year		$225,047	$658,041

Funding Activities
The Company manages funding from the following principal components: deposits (nonpublic, public and brokered), borrowings and junior subordinated debentures.
Deposits
The Bank offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of December 31, 2007, total deposits were $1.576 billion in comparison to $1.618 billion as of December 31, 2006. The decline resulted, in part, from the Company’s efforts to actively manage a reduction in its higher cost deposits.
Nonpublic deposits represent the largest component of the Company’s funding sources and totaled $1.251 billion and $1.248 billion as of December 31, 2007 and 2006, respectively. The Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. In addition, the Company has recently managed overall pricing of its nonpublic deposits in a manner that recognizes sufficient liquidity is already in place to expand the loan portfolio and the positively sloped interest yield curve provides opportunity to deploy new funding at a profitable spread.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of the Company’s total deposits. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. As of December 31, 2007, total public deposits were $318.1 million compared to $352.9 million as of December 31, 2006. In general, the number of public relationships remained stable in comparison to prior year, however public deposits as of December 31, 2007 were $34.8 million lower than December 31, 2006. The year-over-year decline primarily resulted from the Company maintaining a firm pricing discipline on public deposits, while market demand increased the funding cost associated with this component of deposits during the latter part of 2007.

The Company has also utilized brokered certificates of deposit as a funding source and brokered deposits totaled $6.8 million and $16.7 million as of December 31, 2007 and 2006, respectively. The Company intends to utilize its favorable position of liquidity to repay the remaining brokered deposits as they mature.
The daily average balances, percentage composition and weighted average rates paid on deposits are presented below for each of the years ended December 31:

(Dollars in Thousands)	2007			2006			2005
		Percent			Percent			Percent
		of Total	Weighted		of Total	Weighted		of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Interest-bearing demand	$338,326	20.9%	1.70%	$379,434	23.2%	1.77%	$390,610	21.7%	1.26%
Savings and money market	346,131	21.3	1.69	333,155	20.4	1.30	393,439	21.9	0.95
Certificates of deposit under $100,000	473,855	29.2	4.55	460,210	28.1	3.80	510,981	28.5	2.84
Certificates of deposit over $100,000	198,384	12.2	4.80	204,148	12.5	4.39	226,304	12.6	3.13
Noninterest-bearing demand	266,239	16.4	—	258,416	15.8	—	275,069	15.3	—

Total deposits	$1,622,935	100.0%	2.63%	$1,635,363	100.0%	2.29%	$1,796,403	100.0%	1.68%

The following table indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2007:

	3 Months	Over 3 To	Over 6 To	Over 12
(Dollars in thousands)	Or Less	6 Months	12 Months	Months	Total

Certificates of deposit less than $100,000	$109,548	$127,377	$164,066	$52,149	$453,140

Certificates of deposit of $100,000 or more	73,408	35,255	37,590	8,263	154,516

Total certificates of deposit	$182,956	$162,632	$201,656	$60,412	$607,656

Borrowings
Outstanding borrowings are as follows as of December 31:

(Dollars in thousands)	2007	2006

Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$22,833	$32,310
FHLB line-of-credit advances	2,810	—

Total short-term borrowings	$25,643	$32,310

Long-term borrowings:
FHLB advances	$25,865	$38,187

Short-term borrowings decreased to $25.6 million as of December 31, 2007, down $6.7 million from $32.3 million as of December 31, 2006.
Long-term borrowings, comprised entirely of FHLB advances, decreased to $25.9 million as of December 31, 2007 from $38.2 million as of December 31, 2006. The Company funded the reduction in borrowings with cash available from its favorable liquidity position.
The Company also had a credit agreement with another commercial bank, which included a $25.0 million term loan facility and a $5.0 million revolving loan facility. During October 2006, the Company repaid the $25.0 million term loan. The $5.0 million revolving loan matured April 30, 2007 with no advances outstanding.

Junior Subordinated Debentures
The Company has issued $16.7 million of junior subordinated debentures to a statutory trust subsidiary. The junior subordinated debentures have a fixed interest rate equal to 10.20% and mature in 30 years. The Company incurred $487,000 in costs related to the issuance that are being amortized over 20 years using the straight-line method. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Overview
For the year ended December 31, 2007, net income was $16.4 million ($1.33 per diluted share) compared with net income of $17.4 million ($1.40 per diluted share) for the prior year. Net interest income, the principal source of the Company’s earnings, was $58.1 million in 2007, down from $59.5 million in 2006. Although net interest income declined in 2007 versus 2006, net interest income increased each quarter in 2007 and the fourth quarter of 2007 was $912,000, or 6.4%, higher than the fourth quarter of 2006. The decline in net interest income resulted from lower earning asset levels along with a narrowed net interest margin, primarily during the first half of 2007, as net interest margin improved in the second half of 2007. Net interest margin was 3.53% and 3.55% for the years ended December 31, 2007 and 2006, respectively. The improvement in net interest margin in the second half of 2007 resulted primarily from a reduction in funding costs, an improved investment security portfolio yield and the benefits of a higher percentage of earning assets being deployed in higher yielding loan assets.
Noninterest income for the year ended December 31, 2007 was $20.7 million compared with $21.9 million for the same period in 2006. Included in noninterest income in 2007 was $1.1 million in proceeds from corporate owned life insurance, $478,000 in gains from the sale of student loans and $207,000 in net security gains. Included in 2006 noninterest income was $419,000 in proceeds from corporate owned life insurance, $670,000 in gains from the sale of student loans, $1.4 million from the sale of trust relationships, and $379,000 in trust fees earned prior to the sale of the Bank’s trust relationships.
Noninterest expense was $57.4 million for the year ended December 31, 2007, a decrease of $2.2 million, or 3.7%, from the prior year. The lower expense levels for 2007, compared to the prior year, reflect operational efficiencies gained from the consolidation of administrative and operational functions, reduced costs due to improved asset quality and lower advertising and professional services expenses.

Average Statements of Financial Condition and Net Interest Analysis
The following tables present, for the periods indicated, information regarding: (i) the average balance sheet; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields and tax-preferred yields on securities that qualify for the Federal dividend received deduction have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are calculated using daily balances. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and nonaccruing loans.

	For the years ended December 31:
(Dollars in thousands)	2007			2006			2005
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$31,756	$1,662	5.23%	$36,572	$1,877	5.13%	$42,977	$1,476	3.43%
Commercial paper due in less than 90 days	—	—	—	8,285	411	4.97	—	—	—
Investment securities:
Taxable	557,035	25,414	4.56	559,864	23,859	4.26	543,193	22,135	4.07
Tax-exempt	234,078	12,880	5.50	251,439	13,663	5.43	251,640	13,172	5.23
Tax-preferred	20,005	1,463	7.31	81	52	63.67	2,303	89	3.89

Total investment securities	811,118	39,757	4.90	811,384	37,574	4.63	797,136	35,396	4.44
Loans held for sale	770	54	6.99	698	42	5.95	1,407	76	5.37
Loans:
Commercial and agricultural	417,536	32,309	7.74	425,675	32,554	7.65	612,491	38,690	6.32
Residential real estate	165,226	10,815	6.55	164,730	10,676	6.48	172,888	11,036	6.38
Consumer indirect	118,152	8,067	6.83	96,260	6,063	6.30	75,441	4,559	6.04
Consumer and home equity	236,910	17,315	7.31	265,817	18,669	7.02	273,725	17,288	6.32

Total loans	937,824	68,506	7.30	952,482	67,962	7.14	1,134,545	71,573	6.31

Total interest-earning assets	1,781,468	109,979	6.17	1,809,421	107,866	5.96	1,976,065	108,521	5.49
Allowance for loan losses	(16,587)			(19,338)			(29,152)
Other noninterest-earning assets	142,156			148,937			169,493

Total assets	$1,907,037			$1,939,020			$2,116,406

Interest-bearing liabilities:
Interest-bearing demand	$338,326	$5,760	1.70%	$379,434	$6,705	1.77%	$390,610	$4,917	1.26%
Savings and money market	346,131	5,863	1.69	333,155	4,320	1.30	393,439	3,733	0.95
Certificates of deposit	672,239	31,091	4.63	664,358	26,420	3.98	737,285	21,605	2.93
Short-term borrowings	29,048	864	2.97	26,157	571	2.18	24,998	377	1.51
Long-term borrowings	34,859	1,833	5.26	67,023	3,860	5.76	82,142	4,035	4.91
Junior subordinated debentures	16,702	1,728	10.35	16,702	1,728	10.35	16,702	1,728	10.35

Total interest-bearing liabilities	1,437,305	47,139	3.28	1,486,829	43,604	2.93	1,645,176	36,395	2.21

Noninterest-bearing demand	266,239			258,416			275,069
Other noninterest-bearing liabilities	17,966			17,638			19,023

Total liabilities	1,721,510			1,762,883			1,939,268
Shareholders’ equity	185,527			176,137			177,138

Total liabilities and shareholders’ equity	$1,907,037			$1,939,020			$2,116,406

Net interest income — tax-equivalent (“TE”)		62,840			64,262			72,126
Less: tax-exempt TE adjustment		4,379			4,782			4,610
Less: tax-preferred TE adjustment		388			14			24

Net interest income		$58,073			$59,466			$67,492

Net interest rate spread			2.89%			3.03%			3.28%

Net earning assets	$344,163			$322,592			$330,889

Net interest income as a percentage of average interest-earning assets (“net interest margin”) — TE			3.53%			3.55%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.95%			121.70%			120.11%

Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $58.1 million in 2007, compared to $59.5 million in 2006. Net interest margin was 3.53% for the year ended December 31, 2007, a drop of 2 basis points from 3.55% for the same period last year. Average earning assets declined $28.0 million to $1.781 billion as of December 31, 2007 compared to $1.809 billion for the same period last year and, together with a 2 basis point decline in net interest margin, resulted in the $1.4 million drop in net interest income. The decline in average earning assets was affected by average total borrowings declining $29.3 million due to the repayment and maturity of borrowings. The drop in net interest margin resulted from the average cost of funds increasing 23 basis points while average earning asset yield increased only 21 basis points. Although net interest income declined on a year-to-date basis in 2007 versus 2006, net interest income increased each quarter in 2007 and the fourth quarter of 2007 was $912,000, or 6.4%, higher than the fourth quarter of 2006. Net interest margin improved in the second half of 2007, principally the result of a reduction in funding costs, an improved investment security portfolio yield and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets.
Average total loans for the year ended December 31, 2007 were $937.8 million, down $14.7 million, or 1.5%, when compared with $952.5 million for the same period last year. The increased average consumer indirect portfolio was more than offset by a drop in the average consumer and home equity portfolio. Average total investment securities (excluding federal funds sold, interest-bearing deposits and commercial paper due in less than 90 days) totaled $811.1 million for the year ended December 31, 2007, comparable to $811.4 million for the same period last year.
The Company’s yield on average earning assets was 6.17% for 2007, up 21 basis points from 5.96% in 2006. The Company’s loan portfolio yield was 7.30% for 2007, up 16 basis points from 2006, and the tax-equivalent investment yield was 4.90% for 2007, up 27 basis points from 2006.
Total average interest-bearing deposits were $1.357 billion for the year ended December 31, 2007, down 1.5% from $1.377 billion for the same period in 2006. Fewer certificates of deposit, including brokered certificates of deposit, contributed to the decline. Average short-term borrowings amounted to $29.0 million for 2007, up from $26.2 million for 2006. Average long-term borrowings totaled $34.9 million for the year ended December 31, 2007, significantly lower than $67.0 million for the same period last year. The Company’s favorable liquidity position allowed for a managed reduction in higher cost deposits and borrowings.
The rate on interest-bearing liabilities for the year ended December 31, 2007 was 3.28%, an increase of 35 basis points over 2006. The increase primarily resulted from higher interest-bearing deposit and short-term borrowing costs due to the higher general market interest rates experienced in 2007, partially offset by a decrease in the rate of long-term borrowings, which declined as a result of the maturity and repayment of higher cost long-term borrowings.

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

	For the years ended December 31:
(Dollars in thousands)	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To:		Increase/	Due To:		Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(252)	$37	$(215)	$(328)	$729	$401
Commercial paper due in less than 90 days	(411)	—	(411)	411	—	411
Investment securities:
Taxable	(129)	1,684	1,555	703	1,021	1,724
Tax-exempt	(960)	177	(783)	(11)	502	491
Tax-preferred	1,457	(46)	1,411	(1,415)	1,378	(37)

Total investment securities	368	1,815	2,183	(723)	2,901	2,178
Loans held for sale	5	7	12	(42)	8	(34)
Loans:
Commercial and agricultural	(622)	377	(245)	(14,270)	8,134	(6,136)
Residential real estate	30	109	139	(535)	175	(360)
Consumer indirect	1,494	510	2,004	1,309	195	1,504
Consumer and home equity	(2,132)	778	(1,354)	(563)	1,944	1,381

Total loans	(1,230)	1,774	544	(14,059)	10,448	(3,611)

Total interest-earning assets	$(1,520)	$3,633	$2,113	$(14,741)	$14,086	$(655)

Interest-bearing liabilities:
Interest-bearing demand	$(684)	$(261)	$(945)	$(197)	$1,985	$1,788
Savings and money market	223	1,320	1,543	(776)	1,363	587
Certificates of deposit	364	4,307	4,671	(2,887)	7,702	4,815
Short-term borrowings	86	207	293	25	169	194
Long-term borrowings	(1,692)	(335)	(2,027)	(881)	706	(175)

Total interest-bearing liabilities	(1,703)	5,238	3,535	(4,716)	11,925	7,209

Net interest income — TE	$183	$(1,605)	$(1,422)	$(10,025)	$2,161	$(7,864)

Provision (Credit) for Loan Losses
The provision (credit) for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the loan portfolio. The provision for loan losses totaled $116,000 in 2007, versus a credit for loan losses of $1.8 million in 2006. The increase in the provision for 2007 is primarily due to growth in the loan portfolio, partially offset by the reduction in nonperforming loans. Net loan charge-offs were $1.6 million, or 0.18% of average loans, for the year ended December 31, 2007, compared with $1.3 million, or 0.14% of average loans for 2006. The allowance for loan losses was $15.5 million at December 31, 2007 or 1.61% of loans, compared with $17.0 million or 1.84% of loans at December 31, 2006. The ratio of the allowance for loan losses to nonperforming loans was 192% as of December 31, 2007 versus 108% as of December 31, 2006. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.

Noninterest Income
The following table presents the major categories of noninterest income for the years ended December 31:

(Dollars in thousands)	2007	2006

Service charges on deposits	$10,932	$11,504
ATM and debit card	2,883	2,233
Broker-dealer fees and commissions	1,396	1,511
Trust fees	—	379
Loan servicing	928	892
Corporate owned life insurance	1,255	521
Net gain on sale or call of securities	207	30
Net gain on sale of loans held for sale	779	972
Net gain on sale of commercial-related loans held for sale	—	82
Net gain on sale of other assets	89	87
Net gain on sale of trust relationships	13	1,386
Other	2,198	2,314

Total noninterest income	$20,680	$21,911

Noninterest income for the year ended December 31, 2007 was $20.7 million, down from $21.9 million in the prior year.
Service charges on deposits declined for the year ended December 31, 2007 compared with 2006, a direct result of fewer customer overdrafts and related service fees.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card transactions, totaled $2.9 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively. ATM and debit card income has increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions.
Broker-dealer fees and commissions declined dues to lower sales volumes. There were no trust fees in 2007, as the Company sold its trust relationships in 2006, as reflected by the $1.4 million net gain on sale of trust relationships included in noninterest income in the third quarter of 2006.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets. Loan servicing increased slightly in 2007 versus 2006 despite the decrease in the sold and serviced residential mortgage portfolio, a result of a decrease in the amortization of capitalized mortgage servicing assets.
For the years ended December 31, 2007 and 2006, the corporate owned life insurance category included $1.1 million and $419,000 in income associated with the proceeds from corporate owned life insurance policies.
The net gain on sale or call of securities increased in 2007 as the Company experienced an increase in call activity on investment securities with unamortized discount due to changes in the interest rate environment.
Net gain on sale of loans held for sale declined compared to prior year due primarily to lower student loan sale volumes, which resulted from increased competition and changing market conditions for student loans. For the years ended December 31, 2007 and 2006, student loan sale net gains were $478,000, and $670,000, respectively.
The net gain on sale of other assets includes gains and losses on premises, equipment, other real estate (“ORE”) and repossessed assets and the amount of the net gain for 2007 was consistent with 2006.

Noninterest Expense
The following table presents the major categories of noninterest expense for the years ended December 31:

(Dollars in thousands)	2007	2006

Salaries and employee benefits	$33,175	$33,563
Occupancy and equipment	9,903	9,465
Supplies and postage	1,662	1,945
Amortization of other intangible assets	307	420
Computer and data processing	2,126	1,903
Professional fees and services	2,080	2,837
Advertising and promotions	1,402	1,974
Other	6,773	7,505

Total noninterest expense	$57,428	$59,612

Noninterest expense for the year ended December 31, 2007 decreased $2.2 million, or 3.7% to $57.4 million from $59.6 million for the year ended December 31, 2006. This decline was consistent with management’s continued focus on reduction of costs.
For the year ended December 31, 2007, salaries and benefits totaled $33.2 million, down $388,000 from the prior year. The Company managed a reduction in full-time equivalent employees (“FTEs”) to 621 as of December 31, 2007, a decrease of 19 FTEs versus the prior year-end. Salaries and wage expense also decreased during 2007 due to an increase in the amount of salaries and wages that were allocated to deferred direct loan origination costs, a direct result of the higher loan origination volumes. The reduction in salaries and wages was partially offset by increases in employee benefits, including stock-based compensation expense, health care costs and the Company’s 401(k) benefit plan match, which in turn, was offset by a reduction in pension expense from plan changes implemented during 2007.
The Company has experienced a 4.6% increase in occupancy and equipment expenses when 2007 is compared to 2006. The increase primarily resulted from a higher service contract related expenses associated with equipment and computer software.
Supplies and postage declined 14.6% for the year ended December 31, 2007 versus 2006. The decline was associated with cost reduction efforts and higher than normal expense incurred in the first quarter of 2006 due to the purchase of branding-related stationery and supplies as a result of the reorganization.
Amortization of other intangibles declined in 2007 versus 2006 due to run-off, as certain intangible assets were fully amortized in 2006.
Computer and data processing costs increased in 2007 compared to the prior year. The Bank experienced higher debit card data transaction processing expense due to increased customer point-of-sale transaction volumes.
Professional fees and services declined 26.7% for the year ended December 31, 2007 compared to 2006, primarily due to lower legal and external loan review costs associated with commercial-related problem loans.
Other expenses decreased 9.8% for the year ended December 31, 2007. The Company experienced a reduction in commercial-related loan expenses during 2007, a direct result of the lower level of nonperforming loans, which was partially offset by increased other real estate expense (“ORE”), as the Bank experienced higher ORE write-downs in 2007. In addition, the Company experienced declines in other bank charges, donations and severance expense, all consistent with management’s focus on overall cost reduction.
The efficiency ratio for the year ended December 31, 2007 was 68.77% compared with 69.78% for 2006. The improved efficiency ratio is reflective of the lower levels of noninterest expense, partially offset by lower revenues. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles, divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale or call of securities, income associated with the proceeds from corporate owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships.

Income Tax Expense From Continuing Operations
The income tax expense from continuing operations provided for federal and New York State income taxes amounted to $4.8 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively. The fluctuation in income tax expense corresponded in general with taxable income levels for each year. The effective tax rate for 2007 was 22.6%, compared to 26.5% in 2006. The lower effective tax rates resulted, in part, from the $1.3 million and $521,000 in non-taxable corporate owned life insurance income recorded in 2007 versus 2006, respectively.
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
For the year ended December 31, 2006, average earning assets were $1.809 billion compared with $1.976 billion for the prior year. Average total loans for the year ended December 31, 2006 were $952.5 million, down $182.1 million, or 16.0%, when compared with $1.135 billion for the same period last year. The bulk of the decline in average total loans in 2006 relates to the commercial-related loan sale that occurred during 2005. Average total investment securities (excluding federal funds sold, interest-bearing deposits and commercial paper due in less than 90 days) totaled $811.4 million for the year ended December 31, 2006, a $14.3 million increase compare to $797.1 million for the same period last year. A portion of the cash available from the decline in loans was redeployed in investment securities.
The overall mix of the Company’s earning assets changed, with loans, which generally have a higher interest yield than investments, representing a lower percentage of earning assets. For the year ended December 31, 2006, loans comprised 52.6% of average earnings assets compared to 57.4% in 2005.

The Company’s yield on average earning assets was 5.96% for 2006, up 47 basis points from 5.49% in 2005. The Company’s loan portfolio yield was 7.14% for 2006, up 83 basis points from 2005, and the tax-equivalent investment yield was 4.63% for 2006, up 19 basis points from 2005.
Total average interest-bearing deposits were $1.377 billion for the year ended December 31, 2006, down 9.5% from $1.521 billion for the same period in 2005. Contributing to the decline in deposits were fewer certificates of deposit, including brokered certificates of deposit. Other consumer deposit categories declined due to deposit outflows associated with the effects of the 2005 commercial-related loan sale and from higher-rate competitor products. Average total borrowings were $93.2 million for the year ended December 31, 2006, down from $107.1 million in 2005. The Company actively managed to reduce higher cost borrowings using cash available from the decline in loans.
The rate on interest-bearing liabilities for the year ended December 31, 2006 was 2.93%, an increase of 72 basis points over 2005. The increase primarily resulted from higher deposit interest costs associated with higher general market interest rates.
(Credit) Provision for Loan Losses
The (credit) provision for loan losses represents management’s estimate of the expense necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The credit for loan losses totaled $1.8 million in 2006, compared to the provision for loan losses of $28.5 million in 2005. Net loan charge-offs were $1.3 million, or 0.14% of average loans, for the year ended December 31, 2006 compared to $47.5 million, or 4.27% of average loans for 2005. The 2005 results reflected higher provision for loan losses and net charge-offs as a result of write-downs associated with the decision to sell approximately $169.0 million of commercial-related loans. The credit for loan losses in 2006 was due to overall improving credit quality as well as a decline in the loan portfolio. The ratio of allowance for loan losses to total loans was 1.84% and 2.04% as of December 31, 2006 and 2005, respectively. The ratio of the allowance for loan losses to nonperforming loans was 108% as of December 31, 2006 versus 112% as of December 31, 2005. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.
Noninterest Income
The following table presents the major categories of noninterest income for the years ended December 31:

(Dollars in thousands)	2006	2005

Service charges on deposits	$11,504	$11,586
ATM and debit card	2,233	1,680
Broker-dealer fees and commissions	1,511	1,799
Trust fees	379	888
Loan servicing	892	1,065
Corporate owned life insurance	521	90
Net gain on sale or call of securities	30	14
Net gain on sale of loans held for sale	972	777
Net gain on sale of commercial-related loans held for sale	82	9,369
Net gain (loss) on sale of other assets	87	(330)
Net gain on sale of trust relationships	1,386	—
Other	2,314	2,446

Total noninterest income	$21,911	$29,384

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
Broker-dealer fees and commissions declined $288,000 for the year ended December 31, 2006 compared with the prior year, primarily a result of lower sales volumes.
Trust fees totaled $379,000 and $888,000 for the years ended December 31, 2006 and 2005, respectively. The Bank sold its trust relationships as of the end of the third quarter of 2006 and recorded a gain on sale of $1.4 million.
Loan servicing income declined in 2006 as residential mortgage origination volume slowed due to the rising interest rate environment and the increasingly competitive marketplace for mortgage loans.
Included in noninterest income for year ended December 31, 2006 was $419,000 in income associated with the proceeds from corporate owned life insurance policies received in the second quarter of 2006.
During the third quarter of 2005, the Bank began originating student loans with a forward commitment to sell the student loans to a third-party at a fixed premium on the day of origination. During 2006, included in the net gain on sale of loans held for sale was a $253,000 premium received from the third-party as a result of achieved sales volumes.
The sale of commercial-related loans primarily occurred in 2005 as reflected by the $9.4 million in net gains recorded in 2005, while the $82,000 recorded in 2006 was residual activity related to final settlement of the remainder of commercial-related loan sale accounts.
The net gain (loss) on sale of other assets includes gains and losses on premises, equipment, other real estate (“ORE”) and repossessed assets. The net loss generated in 2005 relates primarily to equipment and sign disposals as a result of the Company’s reorganization and consolidation of its subsidiary banks into FSB. The net gain for the year ended December 31, 2006 included a $107,000 gain recognized on the sale of a commercial ORE property in the first quarter of 2006.
Noninterest Expense
The following table presents the major categories of noninterest expense for the years ended December 31:

(Dollars in thousands)	2006	2005

Salaries and employee benefits	$33,563	$34,763
Occupancy and equipment	9,465	9,022
Supplies and postage	1,945	2,173
Amortization of other intangible assets	420	430
Computer and data processing	1,903	1,930
Professional fees and services	2,837	5,074
Advertising and promotions	1,974	1,620
Other	7,505	10,480

Total noninterest expense	$59,612	$65,492

Noninterest expense for the year ended December 31, 2006 decreased $5.9 million, or 9.0% to $59.6 million from $65.5 million for the year ended December 31, 2005. This decline principally related to operational efficiencies gained from the consolidation of the Company’s subsidiary banks towards the end of 2005, the reduction of professional service fees and lower FDIC insurance costs.
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
The Company experienced a 4.9% increase in occupancy and equipment expenses in 2006 versus 2005. The

Company actively managed to reduce costs and lower overhead, but those efforts were more than offset by higher utility and maintenance costs.
Supplies and postage declined 10.5% for the year ended December 31, 2006 compared to 2005. This decline resulted from efficiencies gained through the consolidation of the Company’s banking charters and cost reduction efforts.
Computer and data processing costs were slightly lower in 2006 versus 2005.
Professional fees and services declined 44.1% for the year ended December 31, 2006 compared to 2005, primarily a result of the resolution of asset quality issues and regulatory matters during 2005.
Advertising and promotions increased 21.9% for the year ended December 31, 2006 compared to the prior year, as the Company executed its new branding campaign for FSB throughout 2006.
Other expenses decreased 28.4% for the year ended December 31, 2006. The decline in other expenses related primarily to lower FDIC insurance premiums, which declined $1.2 million to $215,000 in 2006 versus $1.4 million in 2005. The Company also experienced a reduction in other operating expenses in 2006, as one-time severance and restructuring costs were incurred during 2005 to merge the Company’s subsidiary banks.
The efficiency ratio for the year ended December 31, 2006 was 69.78% compared with 70.18% for 2005. The improved efficiency ratio is reflective of the lower levels of noninterest expense, partially offset by lower revenues. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles (all from continuing operations), divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale or call of securities, income associated with the proceeds from corporate owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships (all from continuing operations).
Income Tax Expense (Benefit) From Continuing Operations
The income tax expense (benefit) from continuing operations provided for federal and New York State income taxes, amounted to expense of $6.2 million and a benefit of $1.8 million for the years ended December 31, 2006 and 2005, respectively. The fluctuation in income tax expense corresponded in general with taxable income levels for each year. The effective tax rate for 2006 was 26.5%, compared to (61.9)% in 2005. The 2005 effective tax rate was due to the relationship between the size of the favorable permanent differences and pre-tax income from continuing operations, which resulted in the unusual effective tax benefit rate.
Discontinued Operations
In 2005, the Company disposed of its employee benefit and consulting firm subsidiary and those results have been reported separately as discontinued operations in the 2005 consolidated statement of income. As a result, the Company recorded a loss from operations of the discontinued subsidiary of $340,000, a loss on sale of the discontinued subsidiary of $1.1 million and income tax expense associated with discontinued operations of $1.0 million for the year ended December 31, 2005. See also Note 2 of the notes to consolidated financial statements.
2007 FOURTH QUARTER RESULTS
Net income for the fourth quarter of 2007 was $4.1 million, or $0.34 per diluted share, compared with net income of $5.3 million, or $0.44 per diluted share, for the third quarter of 2007 and net income of $3.0 million, or $0.23 per diluted share, in the fourth quarter of the prior year. The decline in net income from the third quarter of 2007 was primarily attributable to the receipt of $1.1 million in non-taxable proceeds from corporate owned life insurance and $339,000 in annual dividends from the sale of credit insurance products during the third quarter of 2007. The increase in net income from the fourth quarter of 2006 resulted from a $912,000 increase in net interest income, a $207,000 increase in noninterest income and a $620,000 decline in noninterest expense, offset by a $351,000 increase in the provision for loan loss.
Net interest income was $15.2 million for the fourth quarter of 2007, up $344,000 versus the third quarter of 2007. For the fourth quarter of 2007, average earning assets decreased by $10.3 million compared with the third quarter of 2007. This decrease resulted principally from a $19.2 million decrease in average borrowings, offset by a $9.1 million increase in average deposits for the fourth quarter of 2007 compared with the third quarter of 2007.

The decline in average earnings assets was more than offset by the net interest margin improvement of 12 basis points to 3.75% for the fourth quarter of 2007, compared with 3.63% for the third quarter of 2007. Earning asset yields increased by 3 basis points from the third quarter, with increased yields on investments assets offsetting a decline in loan yields, while the average cost of funds declined 9 basis points from the third quarter.
The Company recorded a provision for loan losses of $351,000 for the fourth quarter of 2007, compared with a credit for loan losses of $82,000 for the third quarter of 2007 and zero provision for loan losses in the fourth quarter of 2006. The increase in the provision in the fourth quarter of 2007 is primarily due to growth in the loan portfolio, partially offset by the reduction in nonperforming loans. Net charge-offs of $441,000 for the fourth quarter of 2007 represented 18 basis points (annualized) of average loans, improved from 35 basis points for the third quarter of 2007 and 27 basis points for the fourth quarter of 2006. The allowance for loan losses was $15.5 million at December 31, 2007 or 1.61% of loans, compared with $17.0 million or 1.84% of loans at December 31, 2006. Nonperforming loans were $8.1 million at December 31, 2007 compared with $15.8 million at December 31, 2006. The ratio of the allowance for loan losses to nonperforming loans, or coverage ratio, was 192% at year-end 2007 compared with 108% at year-end 2006.
Noninterest income for the fourth quarter of 2007 was $5.0 million, compared with $6.3 million for the third quarter of 2007 and $4.8 million for the fourth quarter of 2006. Included in noninterest income in the third quarter of 2007 was $1.1 million in non-taxable proceeds from corporate owned life insurance and $339,000 in annual dividends from the sale of credit insurance products.
Noninterest expense for the fourth quarter of 2007 was $14.5 million, a decrease of $66,000 from the third quarter of 2007 and a decrease of $620,000 from the fourth quarter of 2006. The decline in other expense compared to fourth quarter of 2006 resulted from a reduction in commercial loan workout related expense, coupled with other cost reduction efforts.
Total assets were $1.858 billion at December 31, 2007, down from $1.903 billion at September 30, 2007 and $1.908 billion at December 31, 2006. Total loans were $964.2 million, an increase of 1.5% from September 30, 2007 and 4.1% versus prior year-end. The increases were a result of execution of the Company’s business plan to rebuild, in a disciplined manner, the commercial loan portfolio and grow consumer indirect auto loans. Total deposits were $1.576 billion at December 31, 2007, a decrease of 2.5% compared to September 30, 2007 and 2.6% versus December 31, 2006. Public deposits were $318.1 million at December 31, 2007, a decline of $34.8 million from the prior year. Also contributing to the decline in total deposits was a $9.9 million drop in brokered certificates of deposit from prior year-end. Total borrowings, including junior subordinated debentures, were $68.2 million at December 31, 2007, down from $79.2 million at September 30, 2007 and $87.2 million at December 31, 2006.
On July 25, 2007, the Company approved a one-year $5.0 million stock repurchase program. During the fourth quarter of 2007, the Company repurchased $1.357 million of common stock, or a total of 73,376 shares, at an average price per share of $18.49. In addition, in the fourth quarter of 2007 the Company increased the quarterly common stock dividend to $0.13 per share. This represents a 44% increase in the quarterly common stock dividend compared with the $0.09 per share dividend in the fourth quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, its ability to sell securities, lines-of-credit, and access to the financial and capital markets.
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

The primary sources of liquidity for FII are dividends from the Bank and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets. FSIS relies on cash flows from operations and funds from FII when necessary.
The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain MBS and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. A continuation of these credit and liquidity issues may result in reduced liquidity and impairment write-downs on some of our asset holdings. MBS and auction rate preferred equity securities are most affected by and are at most risk for possible future reduced liquidity and impairment write-downs.
The Company’s cash and cash equivalents were $46.7 million as of December 31, 2007, down from $109.8 million as of December 31, 2006. The Company’s net cash provided by operating activities totaled $22.7 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $12.0 million, which included net loan origination funding of $41.8 million offset by net proceeds of $31.9 million from a decline in securities. Net cash used in financing activities of $73.8 million was attributed to the $41.7 million decrease in deposits and the $19.0 million repayment of borrowings.
The Company’s cash and cash equivalents were $109.8 million as of December 31, 2006, up from $91.9 million as of December 31, 2005. The Company’s net cash provided by operating activities totaled $30.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash provided by investing activities totaled $120.5 million, which included net proceeds of $56.4 million from a decline in securities and $62.0 million of net loan payments in excess of loan originations. Net cash used in financing activities of $132.8 million was primarily attributed to the $99.6 million decrease in deposits and the net reduction in total borrowings of $28.0 million.
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2007:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$11,428	$1,119	$2,277	$1,977	$6,055
Service and other agreements	2,370	1,184	1,186	—	—
Long-term borrowings	25,865	5,212	20,588	65	—
Junior subordinated debentures	16,702	—	—	—	16,702

Total contractual obligations	$56,365	$7,515	$24,051	$2,042	$22,757

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
In the normal course of business, the Company has outstanding commitments to extend credit that are not reflected in its consolidated financial statements. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. As of December 31, 2007 stand-by letters of credit totaling $7.3 million and unused loan commitments of $273.4 million were contractually available. Comparable amounts for these commitments as of December 31, 2006 were $5.8 million and $258.6 million, respectively. The total commitment amounts do not necessarily represent future cash requirements as many of the commitments are expected to expire without funding. For further information regarding the outstanding loan commitments, see Note 12 of the notes to consolidated financial statements.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, as well as closed mortgage loans held for sale, the Company enters into forward commitments to sell individual mortgage loans. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. As of December 31, 2007 and 2006, the total notional amount of these derivatives (rate lock agreements and forward commitments) held by the Company amounted to $6.3 million and $4.5 million, respectively.
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

(Dollars in thousands)	2007	2006

Total shareholders’ equity	$195,322	$182,388
Less: Unrealized loss on securities available for sale	(500)	(6,800)
Unrecognized net periodic pension benefits (costs)	827	(1,814)
Unrecognized net periodic postretirement benefits	340	210
Disallowed goodwill and other intangible assets	37,956	38,263
Plus: Qualifying trust preferred securities	16,200	16,200

Total Tier 1 capital	$172,899	$168,729

Adjusted quarterly average assets	$1,848,584	$1,894,611

Tier 1 leverage ratio	9.35%	8.91%

Total Tier 1 capital	$172,899	$168,729
Plus: Qualifying allowance for loan losses	13,753	13,355

Total risk-based capital	$186,652	$182,084

Net risk-weighted assets	$1,098,476	$1,064,686

Total risk-based capital ratio	16.99%	17.10%
The Company’s Tier 1 leverage ratio was 9.35% as of December 31, 2007. The ratio increased from 8.91% as of December 31, 2006. Total Tier 1 capital of $172.9 million as of December 31, 2007 increased $4.2 million from $168.7 million as of December 31, 2006. Total shareholders’ equity increased $12.9 million in 2007, primarily resulting from $25.5 million in comprehensive income, offset by $7.2 million in common stock repurchases and $6.6 million in common and preferred cash dividends declared.
The Company’s total risk-based capital ratio was 16.99% as of December 31, 2007, down from 17.10% as of December 31, 2006. Total risk-based capital was $186.7 million as of December 31, 2007, an increase of $4.6 million from $182.1 million as of December 31, 2006. The risk-based capital ratio was impacted by the change in the Company’s asset composition, as the Company experienced an increase in higher risk-weighted loans, coupled with a decrease in lower risk-weighted investment securities.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by FII’s Board of Directors. The Company’s management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management has developed an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.
Net Interest Income at Risk Analysis
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis as of December 31, 2007:
(Dollars in thousands)

Change in Interest
Rates in Basis Points	Net Interest Income			Economic Value of Equity
(Rate Shock)	Amount	$ Change	% Change	Amount	$ Change	% Change

200	$62,927	$165	0.26%	$358,613	$(13,123)	(3.53)%
100	62,681	(81)	(0.13)%	366,909	(4,827)	(1.30)%
Static	62,762	—	—	371,736	—	—
(100)	61,856	(906)	(1.44)%	368,881	(2,855)	(0.77)%
(200)	60,641	(2,120)	(3.38)%	361,115	(10,621)	(2.86)%
The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2007, a 200 basis point increase in rates would increase net interest income by $165,000, or 0.26%, over the next twelve-month period. A 200 basis point decrease in rates would decrease net interest income by $2.1 million, or 3.38%, over a twelve-month period. As of December 31, 2007, a 200 basis point increase in rates would decrease the economic value of equity by $13.1 million, or 3.53%, over the next twelve-month period. A 200 basis point decrease in rates would decrease the economic value of equity by $10.6 million, or 2.86%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.
In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.

Gap Analysis
The following table (the “Gap Table”) sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2007 which management anticipates, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of the re-pricing date or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected re-pricing of assets and liabilities on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within the selected time intervals. All non-maturity deposits (demand deposits and savings deposits) are subject to immediate withdrawal and are therefore shown to re-price in the period of less than 30 days. Prepayment and re-pricing rates can have a significant impact on the estimated gap. The results shown are based on numerous assumptions and there can be no assurance that the presented results will approximate actual future activity.

(Dollars in thousands)		December 31, 2007
		Volumes Subject to Repricing Within
	0-30	31-180	181-365	1-3	3-5	>5	Non-
	days	days	days	years	years	years	Sensitive	Total

Interest-earning assets:
Federal funds sold and interest-bearing deposits in other banks	$1,329	$—	$179	$—	$—	$—	$—	$1,508
Investment securities (1)	86,221	164,525	95,930	206,061	96,505	105,478	—	754,720
Loans held for sale	906	—	—	—	—	—	—	906
Loans (2)	247,599	116,542	104,688	268,398	140,506	85,071	1,369	964,173

Total interest- earning assets	336,055	281,067	200,797	474,459	237,011	190,549	1,369	1,721,307

Interest-bearing liabilities:
Interest-bearing demand, savings and money market	681,953	—	—	—	—	—	—	681,953
Certificates of deposit	72,292	273,297	201,655	52,835	6,995	582	—	607,656
Borrowings (3)	25,701	5,021	133	20,588	65	16,702	—	68,210

Total interest- bearing liabilities	779,946	278,318	201,788	73,423	7,060	17,284	—	1,357,819

Period gap	$(443,891)	$2,749	$(991)	$401,036	$229,951	$173,265	$1,369	$363,488

Cumulative gap	$(443,891)	$(441,142)	$(442,133)	$(41,097)	$188,854	$362,119	$363,488

Period gap to total assets	(23.89)%	0.15%	(0.05)%	21.59%	12.38%	9.33%	0.07%	19.56%

Cumulative gap to total assets	(23.89)%	(23.74)%	(23.80)%	(2.21)%	10.17%	19.49%	19.56%

Cumulative interest-earning assets to cumulative interest- bearing liabilities	43.09%	58.31%	64.91%	96.92%	114.09%	126.67%	126.77%

(1)	Amounts are amortized cost for held to maturity securities and fair value for available for sale securities.

(2)	Amounts are net of unearned income and net deferred fees and costs.

(3)	Amounts include junior subordinated debentures.
For purposes of interest rate risk management, the Company directs more attention on simulation modeling, such as “net interest income at risk” as previously discussed, rather than gap analysis. The net interest income at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Item 8. Financial Statements and Supplementary Data
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006

(Dollars in thousands, except per share amounts)	2007	2006

Assets
Cash and due from banks	$45,165	$47,166
Federal funds sold and interest-bearing deposits in other banks	1,508	62,606
Securities available for sale, at fair value	695,241	735,148
Securities held to maturity (fair value of $59,902 and $40,421 as of December 31, 2007 and 2006, respectively)	59,479	40,388
Loans held for sale	906	992

Loans	964,173	926,482
Less: Allowance for loan losses	15,521	17,048

Loans, net	948,652	909,434

Premises and equipment, net	34,157	34,562
Goodwill	37,369	37,369
Other assets	35,399	39,887

Total assets	$1,857,876	$1,907,552

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$286,362	$273,783
Interest-bearing demand, savings and money market	681,953	674,224
Certificates of deposit	607,656	669,688

Total deposits	1,575,971	1,617,695

Short-term borrowings	25,643	32,310
Long-term borrowings	25,865	38,187
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Other liabilities	18,373	20,270

Total liabilities	1,662,554	1,725,164

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding 1,586 shares as of December 31, 2007 and 2006	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding 174,223 and 174,639 shares as of December 31, 2007 and 2006, respectively	17,422	17,464
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,348,122 shares as of December 31, 2007 and 2006	113	113
Additional paid-in capital	24,778	24,222
Retained earnings	158,744	148,947
Accumulated other comprehensive income (loss)	667	(8,404)
Treasury stock, at cost — 336,971 and 5,351 shares as of December 31, 2007 and 2006, respectively	(6,561)	(113)

Total shareholders’ equity	195,322	182,388

Total liabilities and shareholders’ equity	$1,857,876	$1,907,552

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)	2007	2006	2005

Interest income:
Interest and fees on loans	$68,560	$68,004	$71,649
Interest and dividends on securities	34,990	32,778	30,762
Other interest income	1,662	2,288	1,476

Total interest income	105,212	103,070	103,887

Interest expense:
Deposits	42,714	37,445	30,255
Short-term borrowings	864	571	377
Long-term borrowings	1,833	3,860	4,035
Junior subordinated debentures	1,728	1,728	1,728

Total interest expense	47,139	43,604	36,395

Net interest income	58,073	59,466	67,492

Provision (credit) for loan losses	116	(1,842)	28,532

Net interest income after provision (credit) for loan losses	57,957	61,308	38,960

Noninterest income:
Service charges on deposits	10,932	11,504	11,586
ATM and debit card	2,883	2,233	1,680
Broker-dealer fees and commissions	1,396	1,511	1,799
Trust fees	—	379	888
Loan servicing	928	892	1,065
Corporate owned life insurance	1,255	521	90
Net gain on sale or call of securities	207	30	14
Net gain on sale of loans held for sale	779	972	777
Net gain on sale of commercial-related loans held for sale	—	82	9,369
Net gain (loss) on sale of other assets	89	87	(330)
Net gain on sale of trust relationships	13	1,386	—
Other	2,198	2,314	2,446

Total noninterest income	20,680	21,911	29,384

Noninterest expense:
Salaries and employee benefits	33,175	33,563	34,763
Occupancy and equipment	9,903	9,465	9,022
Supplies and postage	1,662	1,945	2,173
Amortization of other intangible assets	307	420	430
Computer and data processing	2,126	1,903	1,930
Professional fees and services	2,080	2,837	5,074
Advertising and promotions	1,402	1,974	1,620
Other	6,773	7,505	10,480

Total noninterest expense	57,428	59,612	65,492

Income from continuing operations before income taxes	21,209	23,607	2,852

Income tax expense (benefit) from continuing operations	4,800	6,245	(1,766)

Income from continuing operations	16,409	17,362	4,618

Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	(340)
Loss on sale of discontinued subsidiary	—	—	(1,071)
Income tax expense (benefit)	—	—	1,041

Loss on discontinued operations, net of tax	—	—	(2,452)

Net Income	$16,409	$17,362	$2,166

Earnings per common share:
Basic:
Income from continuing operations	$1.34	$1.40	$0.28
Net income	$1.34	$1.40	$0.06
Diluted:
Income from continuing operations	$1.33	$1.40	$0.28
Net income	$1.33	$1.40	$0.06
See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005

						Accumulated
						Other
	3%	8.48%		Additional		Comprehensive		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid in	Retained	Income	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance — December 31, 2004	$165	$17,557	$113	$22,185	$140,766	$3,884	$(383)	$184,287
Purchase of 68 shares of 3% preferred stock	(6)	—	—	3	—	—	—	(3)
Purchase of 824 shares of 8.48% preferred stock	—	(82)	—	(4)	—	—	—	(86)
Purchase of 6,000 shares of common stock	—	—	—	—	—	—	(89)	(89)
Issue 3,140 shares of common stock — directors plan	—	—	—	35	—	—	22	57
Issue 67,253 shares of common stock — exercised stock options, net of tax	—	—	—	648	—	—	292	940
Tax benefit from stock options exercised	—	—	—	129	—	—	—	129
Issue 20,406 shares of common stock — Burke Group, Inc. contingent earnout	—	—	—	282	—	—	143	425
Comprehensive loss:
Net income	—	—	—	—	2,166	—	—	2,166
Net unrealized loss on securities available for sale (net of tax of ($6,670))	—	—	—	—	—	(10,053)	—	(10,053)
Reclassification adjustment for net gains included in net income (net of tax of ($5))	—	—	—	—	—	(9)	—	(9)

Other comprehensive loss								(10,062)

Total comprehensive loss								(7,896)

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,483)	—	—	(1,483)
Common — $0.40 per share	—	—	—	—	(4,519)	—	—	(4,519)

Balance — December 31, 2005	$159	$17,475	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757
Purchase of 108 shares of 8.48% preferred stock	—	(11)	—	—	—	—	—	(11)
Purchase of 20,351 shares of common stock	—	—	—	—	—	—	(335)	(335)
Issue 5,693 shares of common stock — directors retainer	—	—	—	28	—	—	84	112
Issue 10,355 shares of common stock — exercised stock options, net of tax	—	—	—	173	—	—	23	196
Excess tax benefit from stock options exercised	—	—	—	8	—	—	—	8
Issue 13,200 shares of common stock — restricted stock awards	—	—	—	(130)	—	—	130	—
Amortization of unvested stock-based compensation	—	—	—	865	—	—	—	865
Defined benefit pension plan — adoption of FAS 158:
Unrecognized net actuarial loss (net of tax of ($1,087))	—	—	—	—	—	(1,704)	—	(1,704)
Unrecognized net prior service cost (net of tax of ($70))	—	—	—	—	—	(110)	—	(110)
Postretirement benefit plan — adoption of SFAS 158:
Unrecognized net actuarial loss (net of tax of ($153))	—	—	—	—	—	(240)	—	(240)
Unrecognized net prior service benefit (net of tax of $287)	—	—	—	—	—	450	—	450
Comprehensive income:
Net income	—	—	—	—	17,362	—	—	17,362
Net unrealized loss on securities available for sale (net of tax of ($229))	—	—	—	—	—	(604)	—	(604)
Reclassification adjustment for net gains included in net income (net of tax of ($12))	—	—	—	—	—	(18)	—	(18)

Other comprehensive loss								(622)

Total comprehensive income								16,740

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,481)	—	—	(1,481)
Common — $0.34 per share	—	—	—	—	(3,854)	—	—	(3,854)

Balance — December 31, 2006	$159	$17,464	$113	$24,222	$148,947	$(8,404)	$(113)	$182,388
Purchase of 416 shares of 8.48% preferred stock	—	(42)	—	—	—	—	—	(42)
Purchase of 368,815 shares of common stock	—	—	—	—	—	—	(7,203)	(7,203)
Issue 5,319 shares of common stock — directors retainer	—	—	—	(2)	—	—	107	105
Issue 14,776 shares of common stock — exercised stock options, net of tax	—	—	—	(53)	—	—	304	251
Issue 17,100 shares of common stock — restricted stock awards	—	—	—	(344)	—	—	344	—
Amortization of unvested stock-based compensation	—	—	—	955	—	—	—	955
Comprehensive income:
Net income	—	—	—	—	16,409	—	—	16,409
Net unrealized gain on securities available for sale (net of tax of $4,103)	—	—	—	—	—	6,427	—	6,427
Reclassification adjustment for net gains included in net income (net of tax of ($80))	—	—	—	—	—	(127)	—	(127)
Defined benefit pension plan:
Increase in net actuarial gain (net of tax of $1,675)	—	—	—	—	—	2,633	—	2,633
Amortization of prior service cost (net of tax of $4)	—	—	—	—	—	8	—	8
Postretirement benefit plan:
Decrease in net actuarial loss (net of tax of $33)	—	—	—	—	—	52	—	52
Accretion of prior service benefit (net of tax of $48)	—	—	—	—	—	78	—	78

Other comprehensive income								9,071

Total comprehensive income								25,480

Cash dividends declared:
3% Preferred — $3.00 per share	—	—	—	—	(5)	—	—	(5)
8.48% Preferred — $8.48 per share	—	—	—	—	(1,478)	—	—	(1,478)
Common — $0.46 per share	—	—	—	—	(5,129)	—	—	(5,129)

Balance — December 31, 2007	$159	$17,422	$113	$24,778	$158,744	$667	$(6,561)	$195,322

See accompanying notes to consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$16,409	$17,362	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,991	4,125	4,388
Net (accretion) amortization of premiums and discounts on securities	(185)	644	874
Provision (credit) for loan losses	116	(1,842)	28,532
Amortization of unvested stock-based compensation	955	865	—
Deferred income tax expense	715	63	7,702
Proceeds from sale of loans held for sale (excluding commercial-related)	48,048	69,451	86,258
Originations of loans held for sale (excluding commercial-related)	(47,183)	(68,793)	(84,287)
Net gain on sale or call of securities	(207)	(30)	(14)
Net gain on sale of loans held for sale (excluding commercial-related)	(779)	(972)	(777)
Net gain on sale of commercial-related loans held for sale	—	(82)	(9,369)
Net (gain) loss on sale and disposal of other assets	(89)	(87)	339
Loss on sale of discontinued subsidiary	—	—	1,071
Minority interest in net income of subsidiaries	—	—	54
Net gain on sale of trust relationships	(13)	(1,386)	—
Decrease in other assets	3,341	8,560	9,408
(Decrease) increase in other liabilities	(2,406)	2,324	(1,246)

Net cash provided by operating activities	22,713	30,202	45,099

Cash flows from investing activities:
Purchase of securities:
Available for sale	(307,049)	(66,769)	(260,291)
Held to maturity	(54,926)	(32,524)	(27,382)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	308,323	119,305	176,604
Held to maturity	36,169	34,724	24,091
Proceeds from sale or call of securities available for sale	49,350	1,699	2,445
Net loan (originations) pay-downs	(41,778)	61,996	70,511
Net proceeds from sale of commercial-related loans	—	659	140,453
Net proceeds from sale of discontinued subsidiary	—	—	4,538
Proceeds from sales of other assets	1,294	1,847	59
Proceeds from sale of trust relationships	13	1,386	—
Purchase of premises and equipment	(3,407)	(1,871)	(4,843)
Purchase of bank subsidiary minority interest	—	—	(212)

Net cash (used in) provided by investing activities	(12,011)	120,452	125,973

Cash flows from financing activities:
Net decrease in deposits	(41,724)	(99,566)	(101,689)
Net (decrease) increase in short-term borrowings	(6,668)	12,204	(8,448)
Repayment of long-term borrowings	(12,321)	(40,204)	(8,967)
Purchase of preferred and common shares	(7,245)	(346)	(178)
Issuance of common shares	105	112	57
Stock options exercised	251	196	940
Excess tax benefit from stock options exercised	—	8	—
Dividends paid	(6,199)	(5,226)	(6,902)

Net cash used in financing activities	(73,801)	(132,822)	(125,187)

Net increase (decrease) in cash and cash equivalents	(63,099)	17,832	45,885

Cash and cash equivalents as of beginning of year	109,772	91,940	46,055

Cash and cash equivalents as of the end of year	$46,673	$109,772	$91,940

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$49,687	$42,438	$35,178
Income taxes paid	4,031	4,051	—
Income taxes received	—	(6,300)	—
Noncash investing and financing activities:
Issuance of common stock in purchase acquisitions/earnouts	$—	$—	$425
Net transfer of loans to/from held for sale at estimated fair value	—	—	131,658
Real estate and other assets acquired in settlement of loans	2,443	2,502	1,833
Dividends declared and unpaid	1,805	1,392	1,278
Net increase in unsettled security purchases	336	—	—
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
FII formerly qualified as a financial holding company under the Gramm-Leach-Bliley Act, which allowed expansion of business operations to include financial services subsidiaries, namely, Five Star Investment Services, Inc. (100% owned) (“FSIS”), a brokerage subsidiary, and the Burke Group, Inc. (formerly 100% owned) (“BGI”), an employee benefits and compensation consulting firm which was acquired by the Company in October 2001. The Company sold the stock of BGI in 2005 and its results have been reported separately as discontinued operations in the consolidated statements of income. Since the sale of BGI occurred during 2005, there are no assets or liabilities associated with the discontinued operations recorded in the consolidated statements of financial position for the periods presented in these financial statements. BGI’s cash flows are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of cash flow. FII now operates as a bank holding company. Future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board (“FRB”) approval and will be limited to those that are permissible for bank holding companies.
FII formed the FISI Statutory Trust I (100% owned) (the “Trust”) in February 2001 to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). FII capitalized the Trust with a $502,000 investment in the Trust’s common securities. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary. Therefore, the Company’s consolidated statements of financial position reflect the $16.7 million in junior subordinated debentures as a liability and the $502,000 investment in the Trust’s common securities is included in other assets.
The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Current market conditions increase the risk and uncertainty associated with these estimates and assumptions and, although management uses its best judgment, actual results could differ from those estimates. Material estimates that are particularly susceptible to near-term change are the allowance for loan losses and the valuation of the securities portfolio.
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
The Company classifies securities in the following categories:
     Taxable:
•	U.S. treasury securities;

•	U.S. government agency and U.S. government-sponsored enterprise (“GSE”) securities;

•	Mortgage-backed securities (“MBS”), which include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMO”);

•	Other asset-backed securities (“ABS”), which include investments in trust preferred securities; and

•	Other debt securities, which include corporate bonds and other taxable debt securities.
     Tax-exempt:
•	State and municipal obligations.
     Tax-preferred:
•	Equity securities, which include common equity and preferred auction rate equity securities.
Loans Held for Sale and Mortgage Banking Activities
Loans held for sale are recorded at the lower of aggregated cost or fair value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Loan servicing fees are recognized on an accrual basis.
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
The Company also extends rate lock commitments to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock commitments, as well as closed mortgage loans held for sale, the Company enters into forward sale commitments to sell individual mortgage loans. Rate lock and forward sale commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. The mortgage forward sale commitments are primarily with Federal Home Loan Mortgage Corporation (“FHLMC”), State of New York Mortgage Agency (“SONYMA”) or Federal Housing Agency (“FHA”).
Loan servicing income (a component of noninterest income in the consolidated statements of income) consists of fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets.
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
Loans
Loans are stated at the principal amount outstanding, net of unearned income and deferred direct loan origination fees and costs, which are accreted or amortized to interest income based on the interest method. Interest income on loans is recognized based on loan principal amounts outstanding at applicable interest rates. Accrual of interest on loans is suspended and all unpaid accrued interest is reversed when management believes that reasonable doubt exists with respect to the collectibility of principal or interest.
Loans, including impaired loans, are generally classified as nonaccruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccruing if repayment in full of principal and/or interest is uncertain.
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
A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement or the loan is restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the net realizable value of the collateral, if the loan is collateral dependent. The majority of the Company’s impaired loans are collateral dependent.

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
For larger balance commercial-related loans, the Company conducts a periodic assessment on a loan-by-loan basis of losses, when it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, and the loan is considered impaired. An impairment reserve is established based upon the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off, and loans designated as a troubled debt restructuring. Problem commercial loans are assigned various risk ratings under the allowance for credit losses methodology.
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
As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock in proportion to the volume of certain transactions with the FHLB. FHLB stock totaled $3.1 million and $3.6 million as of December 31, 2007 and 2006, respectively.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $2.8 million as of December 31, 2007 and 2006.
Equity Method Investments
The Company has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial position and totaled $2.0 million and $1.9 million as of December 31, 2007 and 2006, respectively.
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
Stock Compensation Plans
Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 included compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and those granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005:

(Dollars in thousands, except per share amounts)	2005

Reported net income	$2,166

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	348

Pro forma net income	1,818

Less: Preferred stock dividends	1,488

Pro forma net income available to common shareholders	$330

Basic income per share:
Reported	$0.06
Pro forma	0.03

Diluted income per share:
Reported	$0.06
Pro forma	0.03

(1)	For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the vesting periods.
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
Broker-dealer Fees and Commissions
Broker-dealer fees and commissions are derived from sales of investment products and services to customers and are recorded on the accrual basis of accounting.
Trust Fees
Trust fees are derived from trust services provided to customers (prior to the sale of the trust relationships during the third quarter of 2006) and are recorded on the accrual basis of accounting. Assets held in fiduciary or agency capacities for customers were not included in the accompanying consolidated statements of financial condition, since such items are not assets of the Company.
Segment Information
The Company’s primary operating segment is its subsidiary bank, FSB. The Company’s brokerage subsidiary, FSIS, is also deemed an operating segment, however it does not meet the thresholds for separation, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.

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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this statement effective January 1, 2007 and the required disclosures are included in Note 11. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS No. 157 for its fiscal year beginning after November 15, 2007. The Company plans to adopt this statement on January 1, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
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
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06–04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-04”). In accordance with EITF 06-04, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 or Accounting

Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of EITF 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company is required to adopt this statement in its fiscal year beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt this statement on January 1, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition. Lastly, SFAS No. 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company is required to adopt SFAS No. 159 for its fiscal year beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS No. 157. The Company plans to adopt this statement on January 1, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised — 2007).” SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires that noncontrolling interests be reported as stockholders equity and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
(2) Discontinued Operations
In 2005, the Company decided to dispose of its BGI subsidiary. The results of BGI have been reported separately as discontinued operations in the consolidated statements of income. As a result, the Company recorded a loss from operations of the discontinued subsidiary of $340,000, a loss on the sale of BGI of $1.1 million and income tax expense associated with discontinued operations of $1.0 million for the year ended December 31, 2005. Since the sale occurred during 2005, there are no assets or liabilities associated with the discontinued operations recorded in the consolidated statements of financial condition for the periods presented. Cash flows from BGI are shown in the consolidated statements of cash flows by activity (operating, investing and financing) consistent with the applicable source of the cash flow.
(3) Securities
The aggregate amortized cost and fair value of securities available for sale and held to maturity are as follows as of December 31:

(Dollars in thousands)	2007

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. government agency and GSE	$158,920	$344	$324	$158,940
MBS	297,798	832	2,758	295,872
ABS	34,115	55	972	33,198
State and municipal	171,294	1,568	261	172,601
Equity securities	33,930	700	—	34,630

Total	$696,057	$3,499	$4,315	$695,241

Held to maturity:
State and municipal obligations	$59,479	$431	$8	$59,902

(Dollars in thousands)	2006

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. government agency and GSE	$235,863	$60	$3,987	$231,936
MBS	304,833	105	8,200	296,738
ABS	7,082	—	5	7,077
State and municipal	198,428	1,272	1,390	198,310
Equity securities	80	1,007	—	1,087

Total	$746,286	$2,444	$13,582	$735,148

Held to maturity:
State and municipal obligations	$40,388	$157	$124	$40,421

The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain MBS and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. A continuation of these credit and liquidity issues may result in reduced liquidity and impairment write-downs on some of our asset holdings. MBS and auction rate preferred equity securities are most affected by and are at most risk for possible future reduced liquidity and impairment write-downs.
The U.S. government agency and GSE obligations portfolio, all of which was classified as available for sale, is comprised of debt obligations issued directly by U.S. government agencies or GSEs and totaled $158.9 million and $231.9 million as of December 31, 2007 and 2006, respectively.
The MBS portfolio, all of which was classified as available for sale, totaled $295.9 million as of December 31, 2007, which was comprised of $160.0 million of pass-throughs and $135.9 million of CMOs. As of December 31, 2006, the MBS portfolio totaled $296.7 million, which consisted of $189.4 million of pass-throughs and $107.3 million of CMOs. The pass-throughs were primarily issued by GNMA, FNMA and FHLMC. The CMO portfolio consisted of two principal groups, with balances as of December 31, 2007 as follows: (1) $78.2 million of AAA rated fixed and variable rate CMOs issued by either GNMA, FNMA or FHLMC that carried a full guaranty by the issuing agency of both principal and interest, and (2) $57.7 million of privately issued whole loan CMOs.
The ABS portfolio, all of which was classified as available for sale, totaled $33.2 million as of December 31, 2007 and was comprised of positions in 14 different pooled trust preferred securities issues with ratings ranging from A- to AA and one AAA rated Student Loan Marketing Association (“SLMA”) floater or variable rate security backed by student loans. All of the trust preferred securities are backed by preferred debt issued by many different financial institutions and insurance companies. As of December 31, 2006, the ABS portfolio, all of which was classified as available for sale, totaled $7.1 million and was comprised of one pooled trust preferred securities issue and five SLMA securities.
The portfolio of state and municipal obligations totaled $232.1 million as of December 31, 2007, of which $172.6 million was classified as available for sale. As of that date, $59.5 million was classified as held to maturity, with a fair value of $59.9 million. As of December 31, 2006, the portfolio of state and municipal obligations totaled $238.7 million, of which $198.3 million was classified as available for sale. As of that date, $40.4 million was classified as held to maturity, with a fair value of $40.4 million.
The equity securities portfolio totaled $34.6 million as of December 31, 2007, which included $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780,000 of common equity securities. The auction rate preferred equity securities consisted of three positions collateralized by FNMA preferred stock totaling $13.9 million and four positions collateralized by FHLMC preferred stock totaling $19.9 million. All of the auction rate preferred equity securities are rated AA-. The auction rate preferred equity securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 90 days. The most recent auctions occurred in January of 2008 and the auctions were successful. However, the recent disruption in the financial and capital markets has increased the liquidity risk associated with auction rate preferred equity securities. The next auctions are scheduled for April of 2008 and it is possible that there might not be any new investors and the Bank will be required to hold these securities. Each of the auction rate preferred equity securities contains provisions to deal with this event. The Bank will continue to receive dividend income and the auctions will continue to take place at future pre-established dates, but the fair value of the securities may become less than their carrying amounts. The dividend income related to both the common and auction rate preferred equity securities qualified for the Federal income tax dividend received deduction. As of December 31, 2007, there were no equity securities that were in a gross unrealized loss position. As of December 31, 2006, the Company had $1.1 million in equity securities, all of which were common equity securities.
Interest and dividends on securities totaled $35.0 million, $32.8 million and $30.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Taxable interest and dividend income totaled $25.4 million, $23.9 million and $22.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Tax-exempt interest and dividend income totaled $8.5 million, $8.9 million and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Tax-preferred interest and dividend income totaled $1.1 million, $38,000 and $65,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The amortized cost and fair value of debt securities by contractual maturity follow as of December 31:

(Dollars in thousands)	2007

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$113,677	$113,741	$49,542	$49,612
Due in one to five years	242,296	242,668	7,285	7,426
Due in five to ten years	94,288	94,537	1,917	2,045
Due after ten years	211,866	209,665	735	819

Total debt securities	$662,127	$660,611	$59,479	$59,902

Maturities of the MBS and the ABS portfolios are classified in accordance with the contractual repayment schedules, however actual maturities may differ from contractual maturities for these types of securities since issuers generally have the right to prepay obligations.

Information on temporarily impaired securities segregated according to the period of time such securities were in a continuous unrealized loss position, is summarized as follows as of December 31:

(Dollars in thousands)	2007
	Less than		12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale:
U.S. Government agency and GSE	$18,287	$45	$64,937	$279	$83,224	$324
MBS	38,479	398	170,532	2,360	209,011	2,758
ABS	26,418	971	808	1	27,226	972
State and municipal	701	17	45,657	244	46,358	261

Total available for sale temporarily impaired	83,885	1,431	281,934	2,884	365,819	4,315

Held to maturity:
State and municipal obligations	7,153	4	875	4	8,028	8

Total temporarily impaired securities	$91,038	$1,435	$282,809	$2,888	$373,847	$4,323

(Dollars in thousands)	2006
	Less than		12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale:
U.S. Government agency and GSE	$5,231	$36	$223,565	$3,951	$228,796	$3,987
MBS	45,176	626	232,292	7,574	277,467	8,200
ABS	4,703	2	1,680	3	6,384	5
State and municipal obligations	15,004	38	89,258	1,352	104,262	1,390

Total available for sale temporarily impaired	70,114	702	546,795	12,880	616,909	13,582

Held to maturity:
State and municipal obligations	27,706	69	3,495	55	31,201	124

Total temporarily impaired securities	$97,820	$771	$550,290	$12,935	$648,110	$13,706

The tables above represent 492 and 1,173 of investment securities where the current fair value is less than the related amortized cost as of December 31, 2007 and 2006, respectively. The securities in an unrealized loss position for twelve months or longer totaled 432 and 842 as of December 31, 2007 and 2006, respectively. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or until maturity. The unrealized losses presented above do not reflect deterioration in the credit worthiness of the issuing securities and result primarily from fluctuations in market interest rates. The Company has the ability and intent to hold these securities until their fair value recovers to their amortized cost or until maturity. Therefore, as of December 31, 2007 and 2006, management has determined that the securities that were in an unrealized loss position solely represent temporary declines in fair value.
Securities held to maturity and available for sale with carrying values of $501.7 million and $544.8 million were pledged as collateral for municipal deposits and repurchase agreements as of December 31, 2007 and 2006, respectively.
During 2007, proceeds from sale of securities available for sale were $49.4 million, realized gross gains were $209,000 and realized gross losses were $2,000. During 2006, proceeds from sale of securities available for sale were $1.7 million, realized gross gains were $30,000 and there were no gross losses. During 2005, proceeds from sale of securities available for sale were $2.4 million, realized gross gains were $14,000 and there were no gross losses.

(4) Loans Held for Sale
As of December 31, 2007 and 2006, loans held for sale were entirely comprised of residential real estate mortgages and totaled $906,000 and $992,000, respectively. During the year ended December 31, 2005, the Company transferred $169.0 million in commercial-related loans to held for sale, at an estimated fair value less costs to sell of $132.3 million. As a result, $36.7 million in commercial-related charge-offs were recorded. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of commercial-related loans held for sale.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others amounted to $338.1 million and $355.2 million as of December 31, 2007 and 2006, respectively, are not included in the consolidated statements of financial condition. Proceeds from the sale of loans held for sale (excluding commercial-related) were $48.0 million, $69.5. million and $86.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net gain on the sale of loans held for sale (excluding commercial-related) was $779,000, $972,000 and $777,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The activity in capitalized mortgage servicing assets, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Mortgage servicing assets as of beginning of year	$1,165	$1,557	$1,946

Originations	307	224	309
Amortization	(472)	(616)	(698)

Mortgage servicing assets as of end of year	1,000	1,165	1,557

Valuation allowance	(19)	(2)	(3)

Mortgage servicing assets as of end of year, net	$981	$1,163	$1,554

(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $3.8 million and $4.5 million as of December 31, 2007 and 2006, respectively, are summarized as follows:

(Dollars in thousands)	2007	2006

Commercial	$136,780	$105,806
Commercial real estate	245,797	243,966
Agricultural	47,367	56,808
Residential real estate	166,863	163,243
Consumer indirect	134,977	106,443
Consumer and home equity	232,389	250,216

Total loans	964,173	926,482

Allowance for loan losses	(15,521)	(17,048)

Loans, net	$948,652	$909,434

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration pertaining to the Western and Central New York State communities that the Company serves.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. The Western and Central New York State markets the Company serves have not generally experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property used as collateral for our loans.

Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which could have a negative impact on our earnings.
The following table sets forth the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Allowance for loan losses as of beginning of year	$17,048	$20,231	$39,186

Loan charge-offs	3,895	4,199	49,286
Loan recoveries	2,252	2,858	1,799

Net charge-offs	1,643	1,341	47,487

Provision (credit) for loan losses	116	(1,842)	28,532

Allowance for loan losses as of end of year	$15,521	$17,048	$20,231

The following table sets forth information regarding nonperforming assets as of December 31:

(Dollars in thousands)	2007	2006

Nonaccruing loans:
Commercial	$827	$2,205
Commercial real estate	2,825	4,661
Agricultural	481	4,836
Residential real estate	2,987	3,127
Consumer indirect	278	166
Consumer and home equity	677	842

Total nonaccruing loans	8,075	15,837

Accruing loans 90 days or more delinquent	2	3

Total nonperforming loans	8,077	15,840

Other real estate owned (“ORE”)	1,421	1,203

Total nonperforming assets	$9,498	$17,043

During the years ended December 31, 2007, 2006 and 2005, the interest income forgone on nonaccruing loans outstanding at the respective year-ends totaled $713,000, $1.5 million and $1.4 million, respectively.
Impaired loans totaled $4.1 million and $11.7 million as of December 31, 2007 and 2006, respectively. The specific allowance for impaired loans totaled $454,000 and $1.6 million as of December 31, 2007 and 2006, respectively.
Additional information related to impaired loans is as follows for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Average balance of impaired loans	$6,446	$11,972	$25,182
Interest income recognized on impaired loans	—	—	—
Loans outstanding to certain officers, directors, or companies in which they have 10% or more beneficial ownership (collectively referred to as “Insiders”) totaled $911,000 and $1.1 million as of December 31, 2007 and 2006, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers. As of December 31, 2007 and 2006, there were no loans to insiders identified as potential problem loans.

An analysis of activity with respect to insider loans is as follows during the years ended December 31:

(Dollars in thousands)	2007	2006

Insider loans as of beginning of year	$1,119	$2,007

New loans to insiders (excluding credit renewals)	26	445
Repayments received from insiders	(138)	(858)
Other changes (including changes in director status)	(96)	(475)

Insider loans as of end of year	$911	$1,119

(6) Premises and Equipment
A summary of premises and equipment is as follows as of December 31:

(Dollars in thousands)	2007	2006

Land and land improvements	$4,344	$4,344
Buildings and leasehold improvements	35,020	34,287
Furniture, fixtures, equipment and vehicles	23,039	22,368

Premises and equipment	62,403	60,999

Accumulated depreciation and amortization	(28,246)	(26,437)

Premises and equipment, net	$34,157	$34,562

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3.7 million, $3.7 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(7) Goodwill and Other Intangible Assets
The carrying amount of goodwill, all of which was allocated to FSB, totaled $37.4 million as of December 31, 2007 and 2006. In accordance with SFAS No. 142, the Company has evaluated goodwill for impairment annually using a discounted cash flow analysis and determined no impairment existed. There were no indicators of impairment after the annual test was performed.
Other intangible assets, included in other assets in the consolidated statements of financial condition, consist entirely of core deposit intangibles and are summarized as follows as of December 31:

(Dollars in thousands)	2007	2006

Other intangible assets	$11,263	$11,263

Accumulated amortization	(10,676)	(10,369)

Other intangible assets, net	$587	$894

Intangible amortization expense for these other intangible assets amounted to $307,000, $420,000 and $430,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years). Based on the current level of intangible assets, estimated future amortization expense for other intangible assets is as follows:
Year ending December 31:

(Dollars in thousands)

2008	$307
2009	280

$587

(8) Deposits
Scheduled maturities for certificates of deposit as of December 31, 2007 are as follows:
Mature in year ending December 31:

(Dollars in thousands)

2008	$547,243
2009	40,824
2010	12,012
2011	3,660
2012	3,335
Thereafter	582

$607,656

Certificates of deposit greater than $100,000 totaled $154.5 million and $195.4 million as of December 31, 2007 and 2006, respectively. Interest expense on certificates of deposit greater than $100,000 amounted to $9.5 million, $9.0 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
At December 31, 2007 and 2006, overdrawn deposits and advanced escrow funds included in loans on the consolidated statements of financial condition amounted to $1.4 million and $864,000, respectively.
(9) Borrowings
Outstanding borrowings are as follows as of December 31:

(Dollars in thousands)	2007	2006

Short-term borrowings:
Federal funds purchased and securities sold under repurchase agreements	$22,833	$32,310
FHLB line-of-credit advances	2,810	—

Total short-term borrowings	$25,643	$32,310

Long-term borrowings:
FHLB advances	$25,865	$38,187

Information related to short-term borrowings is as follows as of and for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Weighted average interest rate as of year-end	2.71%	2.15%	1.46%
Maximum outstanding as of any month-end	$44,944	$32,353	$27,675
Average amount outstanding during the year	$29,048	$26,157	$24,998
The average amounts outstanding are computed using daily average balances. Interest expense related to short-term borrowings for the years ended December 31, 2007, 2006 and 2005 was $864,000, $571,000 and $377,000, respectively.
The Bank has credit capacity with FHLB and can borrow through facilities that include an overnight line-of-credit, as well as, amortizing and term advances. FHLB borrowings are classified as short-term or long-term in accordance with the original terms of the agreement. As of December 31, 2007, FHLB borrowings were collateralized by $3.1 million of FHLB stock and investment securities with a fair value of approximately $86.8 million. As of December 31, 2007, the Bank had unused credit capacity of approximately $52.5 million with FHLB. The Bank also had $80.8 million of unused credit available under unsecured lines of credit with various other correspondent banks as of December 31, 2007.
As of December 31, 2007, the Bank’s long-term FHLB advances totaled $25.9 million, carried a weighted average interest rate of 5.64% and mature on various dates through 2011. FHLB advances include a $20.0 million fixed-rate callable advance that matures in July of 2009 and can be called by the FHLB on a quarterly basis.

The Company also had a credit agreement with another commercial bank and pledged the stock of FSB as collateral for the credit facility. The credit agreement included a $25.0 million term loan facility and a $5.0 million revolving loan facility. During October 2006, FII repaid the $25.0 million term loan. The $5.0 million revolving loan matured in April of 2007.
As of December 31, 2007, the aggregate maturities of long-term borrowings are as follows:
Mature in year ending December 31:

(Dollars in thousands)

2008	$5,212
2009	20,508
2010	80
2011	65

$25,865

(10) Junior Subordinated Debentures
In February 2001, the Company formed FISI Statutory Trust I (the “Trust”), which is a statutory business trust formed under Connecticut law. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is treated as an unconsolidated subsidiary. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the trust assets (“trust preferred” or “capital” securities) in the aggregate amount of $16.2 million at a fixed rate of 10.20%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto.
The Company’s junior subordinated debentures of $16.7 million are the primary assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. The junior subordinated debentures are recorded as a liability in the Company’s consolidated statements of financial position. The Company owns all $502,000 in common securities of the Trust, which are recorded in other assets in the Company’s consolidated statements of financial position. The capital securities of the Trust are non-voting. The capital securities qualified as Tier 1 capital under regulatory definitions as of December 31, 2007 and 2006.
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
The Company incurred $487,000 in costs to issue the securities and the costs are being amortized over 20 years using the interest method.
(11) Income Taxes
Total income tax expense (benefit) is allocated as follows for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Income (loss) from continuing operations	$4,800	$6,245	$(1,766)
Loss on discontinued operations	—	—	1,041
Additional paid-in capital for stock options exercised	—	(8)	(129)
Shareholders’ equity for unrealized gain (loss) on securities available for sale	4,023	(241)	(6,675)
Shareholders’ equity for unrecognized net periodic defined benefit pension benefits (costs)	1,679	(1,157)	—
Shareholders’ equity for unrecognized net periodic postretirement benefits	81	134	—

	$10,583	$4,973	$(7,529)

Income tax expense (benefit) from continuing operations is as follows for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Current:
Federal	$3,572	$6,152	$(9,254)
State	513	30	(214)

Total current tax expense (benefit)	4,085	6,182	(9,468)
Deferred:
Federal	126	(1,498)	7,493
State	589	1,561	209

Total deferred tax expense	715	63	7,702

Total income tax expense (benefit) from continuing operations	$4,800	$6,245	$(1,766)

The following table reconciles the statutory and actual tax rates for the years ended December 31:

	2007	2006	2005

Statutory rate	34.0%	34.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(13.6)	(12.8)	(106.9)
Disallowed interest expense	1.8	1.5	10.1
State taxes, net of federal income tax benefit	3.4	4.4	(0.1)
Life insurance income	(2.0)	(0.8)	(2.9)
Dividend received deduction	(1.5)	(0.3)	(1.1)
Other	0.5	0.5	4.0

Actual rate	22.6%	26.5%	(61.9)%

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31:

(Dollars in thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$5,435	$6,054
Unrealized loss on securities available for sale	315	4,338
Core deposit intangible	500	675
Interest on nonaccruing loans	678	996
Tax attribute carryforward benefits	2,070	2,575
Stock compensation	569	268
Other	318	470

Total gross deferred tax assets	9,885	15,376

Deferred tax liabilities:
Prepaid pension and postretirement plan costs	1,288	45
Depreciation and amortization of premises and equipment	1,056	1,330
Net deferred direct loan origination costs	1,873	1,752
Loan servicing assets	380	453
Other	9	19

Total gross deferred tax liabilities	4,606	3,599

Net deferred tax assets (included in other assets) as of end of year	5,279	11,777
Net deferred tax assets (included in other assets) as of beginning of year	11,777	10,576

(Increase) decrease in net deferred tax assets	6,498	(1,201)
Change in unrealized loss on securities available for sale	(4,023)	241
Unrecognized net periodic pension (benefits) costs	(1,679)	1,157
Unrecognized net periodic postretirement benefits	(81)	(134)

Deferred tax expense	$715	$63

Realization of the net deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary as of December 31, 2007 and 2006.
The Company has the following tax attribute carryforward benefits available as of December 31:

		Year(s) of
(Dollars in thousands)	2007	Expiration

Federal:
Net operating loss	$133	2021
Tax credits	2,018	None

New York State:
Net operating loss	$161	2021
Tax credits	8	None
The federal and New York State net operating loss carryforwards are subject to annual limitations imposed by the Internal Revenue Code (“IRC”). The Company believes the limitations will not prevent the carryforward benefits from being utilized.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of January 1, 2007, the Company’s unrecognized tax benefit totaled $50,000, of which $32,000 would impact the Company’s effective tax rate, if recognized or reversed. The unrecognized tax benefit was associated with a New York State (“NYS”) examination of the Company’s 2002 through 2005 tax years that remained in process as of December 31, 2007. During February of 2008, the NYS examination was concluded and the unrecognized tax benefits were recognized. Upon conclusion of the NYS examination, the tax years that remain subject to examination by major tax jurisdictions are as follows:
Federal       2006 — 2007
NYS           2006 — 2007
The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of January 1, 2007, the Company had accrued $17,000 of interest related to uncertain tax positions. As of December 31, 2007, the total amount of accrued interest was $24,000.
(12) Commitments and Contingencies
Commitments
In the normal course of business there are various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk until commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are ultimately advanced in full and that the collateral or other security is of no value. The Company’s policy generally requires customers to provide collateral, usually in the form of customers’ operating assets or property, prior to the disbursement of approved loans. As of December 31, 2007, stand-by letters of credit totaling $7.3 million and unused loan commitments and lines of credit of $273.4 million were contractually available. Approximately 18% of the unused loan commitments and lines of credit were at fixed rates as of December 31, 2007. There were no significant commitments to lend to nonperforming borrowers as of December 31, 2007. Comparable amounts for the stand-by letters of credit and commitments as of December 31, 2006 were $5.8 million and $258.6 million, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without funding, the total commitment amounts do not necessarily represent future cash requirements.

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. As of December 31, 2007 and 2006, the total notional amount of these derivatives (rate lock agreements and forward commitments) held by the Company amounted to $6.3 million and $4.5 million, respectively. The fair value of these derivatives in a gain position were recorded as other assets, while the fair value of these derivatives in a loss position were recorded as other liabilities in the consolidated statements of financial condition. In addition, the net change in the fair values of these derivatives was recognized in current earnings as other noninterest income or other noninterest expense in the consolidated statements of income. These fair values and changes in fair values were not significant as of or for the years ended December 31, 2007 and 2006.
Lease Obligations
The Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. A schedule of the future minimum lease payments on operating leases as of December 31, 2007 follows.
Operating lease payments in year ending December 31:
(Dollars in thousands)

2008	$1,119
2009	1,226
2010	1,051
2011	998
2012	979
Thereafter	6,055

$11,428

Rent expense, included in occupancy and equipment expense in the consolidated statements of income, totaled $970,000, $899,000 and $645,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated statements of financial condition is as follows as of December 31:

		2006
	Before		After
(Dollars in thousands)	Adoption	Adjustment	Adoption

Prepaid pension asset, included in other assets	$3,086	$(2,971)	$115
Net deferred tax assets, include in other assets	10,754	1,023	11,777
Accrued postretirement liability, included in other liabilities	791	(344)	447
Accumulated other comprehensive income (loss)	(6,800)	(1,604)	(8,404)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, related to SFAS No. 158 as of December 31:

(Dollars in thousands)	2007			2006
	Defined	Postretirement		Defined	Postretirement
	Benefit	Benefit		Benefit	Benefit
	Plan	Plan	Total	Plan	Plan	Total

Unrecognized net actuarial gain (loss)	$929	$(188)	$741	$(1,704)	$(240)	$(1,944)
Unrecognized prior service (cost) benefit	(102)	528	426	(110)	450	340

Total	$827	$340	$1,167	$(1,814)	$210	$(1,604)

The following table presents the components of other comprehensive income, net of tax, related to FAS No. 158 for the year ended December 31:

	2007
	Defined	Postretirement
	Benefit	Benefit
(Dollars in thousands)	Plan	Plan	Total

Increase in net actuarial gain or decrease in net actuarial loss	$2,633	$52	$2,685
Amortization of prior service cost or accretion of prior service benefit	8	78	86

Total	$2,641	$130	$2,771

Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.

The following table sets forth the defined benefit pension plan’s change in benefit obligation and change in plan assets using the most recent actuarial data as of September 30 (measurement date for plan accounting and disclosure):

(Dollars in thousands)	2007	2006	2005

Change in benefit obligation:
Benefit obligation as of beginning of year	$(25,806)	$(25,966)	$(22,704)
Service cost	(1,498)	(1,725)	(1,578)
Interest cost	(1,473)	(1,341)	(1,285)
Actuarial gain (loss)	2,310	1,928	(1,354)
Benefits paid and plan expenses	1,365	1,298	955

Benefit obligation as of end of year	(25,102)	(25,806)	(25,966)

Change in plan assets:
Fair value of plan assets as of beginning of year	25,921	22,953	19,962
Actual return on plan assets	3,875	2,698	2,367
Employer contributions	—	1,568	1,579
Benefits paid and plan expenses	(1,365)	(1,298)	(955)

Fair value of plan assets as of end of year	28,431	25,921	22,953

Unfunded status	3,329	115	(3,013)
Unamortized net asset at transition	—	—	(26)
Unrecognized net loss subsequent to transition	—	—	6,050
Unamortized prior service cost	—	—	195

Prepaid pension asset, included in other assets	$3,329	$115	$3,206

The accumulated benefit obligation was $21.6 million and $21.8 million as of September 30, 2007 and 2006, respectively.
Net periodic pension cost consists of the following components for the years ended September 30:

(Dollars in thousands)	2007	2006	2005

Service cost	$1,498	$1,725	$1,578
Interest cost on projected benefit obligation	1,473	1,341	1,285
Expected return on plan assets	(1,907)	(1,866)	(1,632)
Amortization of net transition asset	—	(26)	(38)
Amortization of unrecognized loss	31	223	218
Amortization of unrecognized prior service cost	11	14	18

Net periodic pension cost	$1,106	$1,411	$1,429

For the year ending December 31, 2008, the estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost is prior service cost of $11,000.
The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2007	2006	2005

Weighted average discount rate	5.82%	5.25%	5.75%
Rate of compensation increase	3.50%	3.50%	3.00%
Expected long-term rate of return	7.50%	7.50%	8.00%
The actuarial assumptions used to determine the accumulated benefit obligation were as follows:

	2007	2006	2005

Weighted average discount rate	6.35%	5.82%	5.25%
Rate of compensation increase	3.50%	3.50%	3.00%
Expected long-term rate of return	7.50%	7.50%	8.00%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.
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
The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2008; however, the Company is considering making a discretionary contribution to the defined benefit pension plan during 2008.
The future benefit payments that reflect expected future service, as appropriate, are expected to be paid as follows:
Future pension benefit payments in year ending December 31:
(Dollars in thousands)

2008	$1,019
2009	1,022
2010	1,045
2011	1,091
2012	1,166
2013-2017	7,913
The pension plan weighted average asset allocations by asset category are as follows as of September 30:

(Dollars in thousands)	2007	2006

Asset category:
Equity securities	58%	59%
Debt securities	40	41
Other	2	—

Total	100%	100%

The New York State Bankers Retirement System (the “System”) was established in 1938 to provide for the payment of benefits to employees of participating banks. The System is overseen by a Board of Trustees who meet quarterly to set the investment policy guidelines.
The System utilizes two investment management firms where one firm is managing approximately 68% of the portfolio and the second firm is managing approximately 32% of the portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% (may vary from 50%-70%) invested in equity securities and 40% (may vary from 30%-50%) invested in debt securities. Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.
Postretirement Benefit Plan
Prior to December 31, 2001, an entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retiree shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $207,000 and $447,000 as of December 31, 2007 and 2006, respectively. The postretirement expense (benefit) for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2007, 2006 and 2005.
Defined Contribution Plan
The Company also sponsors a defined contribution profit sharing (401(k)) plan covering substantially all employees. The Company matches certain percentages of each eligible employee’s contribution to the plan. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $869,000, $553,000 and $301,000 in 2007, 2006 and 2005, respectively.
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
Under the transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 includes:
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

The expense associated with the amortization of unvested stock compensation included in the consolidated statements of income for the years ended December 31, 2007 and 2006 is as follows:

(Dollars in thousands)	2007	2006

Stock options:
Management Stock Incentive Plan (1)	$571	$522
Director Stock Incentive Plan (2)	220	299

Total amortization of unvested stock options	791	821

Restricted stock awards:
Management Stock Incentive Plan (1)	164	44

Total amortization of unvested restricted stock awards	164	44

Total amortization of unvested stock compensation	$955	$865

(1)	Included in salaries and employee benefits in the consolidated statements of income.

(2)	Included in other noninterest expense in the consolidated statements of income.
The following table summarizes the stock option activity for the year ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
(Dollars in thousands, except per share amounts)	Options	per Share	(in Years)	Value

Outstanding as of December 31, 2006	498,932	$19.54
Granted	90,700	19.49
Exercised	(14,776)	16.98
Forfeited	(5,968)	20.11
Expired	(33,901)	22.73

Outstanding as of December 31, 2007	534,987	$19.40	5.95	$535

Exercisable as of December 31, 2007	326,546	$19.03	4.29	$535
As of December 31, 2007, there was $540,000 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.91 years.
The aggregate intrinsic value of option (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercises for the years ended December 31, 2007, 2006 and 2005 was $52,000, $54,000 and $322,000, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2007, 2006 and 2005 was $251,000, $196,000 and $940,000, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The weighted average grant date fair value and Black-Scholes option valuation assumptions used for the stock option grants totaling 90,700, 99,597 and 143,263 for the years ended December 31, 2007, 2006 and 2005, respectively, were as follows:

	2007	2006	2005

Fair value of stock options granted	$7.09	$8.14	$6.35
Risk-free interest rate (1)	4.76%	4.96%	4.17%
Expected dividend yield	2.21%	1.65%	1.94%
Expected stock price volatility (2)	39.36%	41.75%	26.79%
Expected term of stock options (in years) (3)	5.94 yrs	6.19 yrs	6.22 yrs

(1)	Derived from the five and seven year Treasury constant maturity (“TCM”) interest rates based on the expected term of the stock options.

(2)	Expected stock price volatility is based on actual experience using a historical period that is consistent with the expected term of the stock options.

(3)	For 2007, the amount was derived based on historical experience for the Plans. Prior to 2007, the Company estimated the expected term of the stock options using the simplified method prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107.
The following table summarizes the restricted stock award activity for the year ended December 31, 2007:

		Weighted Average
		Market Price
	Shares	at Grant Date

Outstanding as of December 31, 2006	13,200	$19.75
Awarded	17,100	19.41
Vested	—	—
Forfeited	—	—

Outstanding as of December 31, 2007	30,300	$19.56

As of December 31, 2007, there was $385,000 of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.13 years.
(15) Earnings Per Common Share
Basic earnings per share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following for the years ended December 31:

(Dollars in thousands)	2007	2006	2005

Income from continuing operations	$16,409	$17,362	$4,618
Less: Preferred stock dividends	1,483	1,486	1,488

Income from continuing operations available to common shareholders	14,926	15,876	3,130
Loss on discontinued operations, net of tax	—	—	(2,452)

Net income available to common shareholders	$14,926	$15,876	$678

Weighted average number of common shares used to calculate basic earnings per common share	11,154	11,328	11,303
Add: Effect of common stock equivalents	30	36	31

Weighted average number of common shares used to calculate diluted earnings per common share	11,184	11,364	11,334

There were approximately 384,000, 251,000 and 354,000 weighted average common stock equivalents from outstanding stock options for the years ended December 31, 2007, 2006 and 2005, respectively that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
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
The Bank is required to maintain a reserve balance at the Federal Reserve Bank of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2007 and 2006.
The Company is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements.
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of December 31, 2007 and 2006, the Company and FSB met all capital adequacy requirements to which they are subject.
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
Prior to the Company’s restructuring in December 2005, two of the Company’s bank subsidiaries were operating under formal agreements with the Office of the Comptroller of the Currency (“OCC”), which resulted in a higher FDIC risk classification and an increase in FDIC insurance premiums in 2005. As a result of the merger of the Company’s subsidiary banks and the lower risk classification for FSB, the FDIC insurance premiums decreased in 2006. FDIC insurance premiums, included in other noninterest expense in the consolidated statements of income, amounted to $289,000, $215,000 and $1,368,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Payments of dividends by the subsidiary Bank to FII are limited or restricted in certain circumstances under banking regulations. During September 2006, FII requested approval from the NYS Banking Department to pay a $25.0 million cash dividend from FSB to FII. Regulatory approval was necessary as the requested dividend amount exceeded the amount allowable under regulations. During October 2006, FSB received regulatory approval and paid the $25.0 million dividend to FII. FII used the dividend proceeds to repay a $25.0 million term loan with another commercial bank during October 2006. As of December 31, 2007, FSB’s dividend paying capacity to FII totaled $4.7 million. In January of 2008, FSB declared and paid a $4.6 million dividend to FII.

The following is a summary of the actual capital amounts and ratios for the Company and the Bank as of December 31:

(Dollars in thousands)			2007
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$172,899	9.35%	$73,943	4.00%	$92,429	5.00%
FSB	157,312	8.54	73,718	4.00	92,148	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	172,899	15.74	43,939	4.00	65,909	6.00
FSB	157,312	14.40	43,710	4.00	65,565	6.00

Total capital (Tiers 1 and 2):
Company	186,652	16.99	87,878	8.00	109,848	10.00
FSB	170,994	15.65	87,420	8.00	109,275	10.00

(Dollars in thousands)			2006
	Actual Regulatory
	Capital		Minimum Requirements		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage capital (Tier 1) as percent of three-month average assets:
Company	$168,729	8.91%	$75,784	4.00%	$94,731	5.00%
FSB	152,328	8.06	75,584	4.00	94,480	5.00

As percent of risk-weighted, period-end assets:
Core capital (Tier 1):
Company	168,729	15.85	42,587	4.00	63,881	6.00
FSB	152,328	14.35	42,446	4.00	63,669	6.00

Total capital (Tiers 1 and 2):
Company	182,084	17.10	85,175	8.00	106,469	10.00
FSB	165,639	15.61	84,892	8.00	106,115	10.00

(17) Fair Value of Financial Instruments
The “fair value” of a financial instrument is defined as the price a willing buyer and a willing seller would exchange in other than a distressed sale situation. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

(Dollars in thousands)	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$46,673	$46,673	$109,772	$109,772
Securities available for sale	695,241	695,241	735,148	735,148
Securities held to maturity	59,479	59,902	40,388	40,421
Loans held for sale	906	914	992	993
Loans, net	948,652	963,022	909,434	907,435
Accrued interest receivable	9,170	9,170	9,160	9,160
FHLB and FRB stock	5,972	5,972	6,485	6,485

Financial Liabilities
Deposits:
Noninterest-bearing demand	286,362	286,362	273,783	273,783
Interest-bearing:
Savings and interest-bearing demand	681,953	681,953	674,224	674,224
Certificates of deposit	607,656	607,756	669,688	669,688

Total deposits	1,575,971	1,576,071	1,617,695	1,617,695
Short-term borrowings	25,643	25,643	32,310	32,310
Long-term borrowings	25,865	26,446	38,187	37,037
Junior subordinated debentures	16,702	17,258	16,702	17,533
Accrued interest payable	10,584	10,584	13,132	13,132
The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and cash equivalents: The carrying amounts for cash, due from banks, federal funds sold and interest-bearing deposits approximate the fair value of those assets.
Securities: Fair value is based on quoted market prices, where available. Where quoted market prices are not available, fair value is based on quoted market prices of comparable instruments or determined using pricing models. Auction rate preferred equity securities are valued at par as they are structured to be tendered at par at auctions occurring every 90 days.
Loans held for sale: The fair value is based on estimates, quoted market prices and investor commitments.
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
Accrued interest receivable/payable: The carrying amounts approximate fair values because of the relatively short time period between the accrual period and the expected receipt or payment due date.
FHLB and FRB stock: The carrying amounts, which represent par value or cost, of these non-marketable investments approximate the fair value of those assets.
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
Junior subordinated debentures: The fair value for the junior subordinated debentures is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.
Off-balance sheet financial instruments: The fair value of stand-by letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not significant.
(18) Condensed Parent Company Only Financial Statements
The following are the condensed financial statements of FII as of and for the years ended December 31:
Condensed Statements of Condition

(Dollars in thousands)	2007	2006

Assets:
Cash and due from subsidiaries	$13,228	$15,631
Securities available for sale, at fair value	780	1,087
Note receivable	300	300
Investment in and receivables due from subsidiaries and associated companies	196,449	182,467
Other assets	4,010	4,340

Total assets	$214,767	$203,825

Liabilities and shareholders’ equity
Junior subordinated debentures	$16,702	$16,702
Other liabilities	2,743	4,735
Shareholders’ equity	195,322	182,388

Total liabilities and shareholders’ equity	$214,767	$203,825

Condensed Statements of Income

(Dollars in thousands)	2007	2006	2005

Dividends from subsidiaries and associated companies	$14,151	$35,455	$5,872
Management and service fees from subsidiaries	631	643	15,433
Other income	94	427	75

Total income	14,876	36,525	21,380

Operating expenses	4,684	6,319	20,325

Income before income tax benefit and equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	10,192	30,206	1,055
Income tax benefit	1,491	2,164	1,904

Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	11,683	32,370	2,959

Equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	4,726	(15,008)	(793)

Net income	$16,409	$17,362	$2,166

Condensed Statements of Cash Flows

(Dollars in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$16,409	$17,362	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	521	642	756
Amortization of unvested stock-based compensation	955	865	—
(Equity in undistributed earnings) distributions in excess of earnings of subsidiaries	(4,726)	15,008	793
Increase in other assets	(242)	(1,076)	(852)
Increase (decrease) in other liabilities	(2,421)	1,120	(922)

Net cash provided by operating activities	10,496	33,921	1,941

Cash flows from investing activities:
Proceeds from sale of securities	—	21	—
Net proceeds from sale of discontinued subsidiary	—	—	4,538
Equity investment in subsidiaries	—	—	(512)
Purchase of premises and equipment, net of disposals	189	528	(388)

Net cash provided by investing activities	189	549	3,638

Cash flows from financing activities:
Repayment on long-term borrowings	—	(25,000)	—
Purchase of preferred and common shares	(7,245)	(346)	(178)
Issuance of common shares	105	112	57
Stock options exercised	251	196	940
Excess tax benefit from stock options exercised	—	8	—
Dividends paid	(6,199)	(5,226)	(6,902)

Net cash used in financing activities	(13,088)	(30,256)	(6,083)

Net (decrease) increase in cash and cash equivalents	(2,403)	4,214	(504)

Cash and cash equivalents as of beginning of year	15,631	11,417	11,921

Cash and cash equivalents as of end of the year	$13,228	$15,631	$11,417

Selected Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2007
Results of operations data:
Interest income	$25,806	$26,458	$26,553	$26,397
Interest expense	11,850	12,406	11,692	11,192

Net interest income	13,956	14,052	14,861	15,205
Provision (credit) for loan losses	—	(153)	(82)	351

Net interest income after provision (credit) for loan losses	13,956	14,205	14,943	14,854
Noninterest income	4,738	4,606	6,334	5,002
Noninterest expense	13,928	14,348	14,609	14,543

Income before income taxes	4,766	4,463	6,668	5,313
Income taxes	1,151	1,020	1,414	1,215

Net income	$3,615	$3,443	$5,254	$4,098

Per common share data:
Net income — basic	$0.29	$0.27	$0.44	$0.34
Net income — diluted	0.29	0.27	0.44	0.34
Cash dividends declared	0.10	0.11	0.12	0.13

2006
Results of operations data:
Interest income	$25,275	$25,750	$25,823	$26,222
Interest expense	9,796	10,738	11,141	11,929

Net interest income	15,479	15,012	14,682	14,293
Provision (credit) for loan losses	250	(1,601)	(491)	—

Net interest income after provision (credit) for loan losses	15,229	16,613	15,173	14,293
Noninterest income	4,956	5,181	6,979	4,795
Noninterest expense	15,275	14,581	14,593	15,163

Income before income taxes	4,910	7,213	7,559	3,925
Income taxes	1,171	1,839	2,314	921

Net income	$3,739	$5,374	$5,245	$3,004

Per common share data:
Net income — basic	$0.30	$0.44	$0.43	$0.23
Net income — diluted	0.30	0.44	0.43	0.23
Cash dividends declared	0.08	0.08	0.09	0.09

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Financial Institutions, Inc.:
We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
March 11, 2008

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
b) Management Report on Internal Control over Financial Reporting
Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.
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
c) Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Financial Institutions, Inc.:
We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Buffalo, New York
March 11, 2008

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the headings “Election of Directors and Information with Respect to Board of Directors” and “Corporate Governance Information”, which includes identifying the “audit committee financial expert” who serves on the Audit Committee of the Company’s Board of Directors and the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year. The information under the heading “Executive Officers and Other Significant Employees of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.
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
Item 11. Executive Compensation
The information under the heading “Executive Compensation” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information under the heading “Stock Ownership” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
The following table provides information as of December 31, 2007, regarding the Company’s equity compensation plans.

Number of
	Securities to be		Number of
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans
Equity Compensation Plans Approved by Shareholders	534,987	$19.40	865,093

Equity Compensation Plans not Approved by Shareholders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Information” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
Information under the headings “Audit Committee Report and “Independent Auditors” is incorporated herein by reference to the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	List of Documents Filed as Part of this Report
(1)	Financial Statements.
The financial statements listed below and the Report of the Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(2)	Schedules.
All schedules are omitted since the required information is either not applicable, not required, or is contained in the respective financial statements or in the notes thereto.

(3)	Exhibits.
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan (applies to July 2006 and 2007 options)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan (applies to July 2006 and 2007 RSAs)	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan (applies to January 2008 RSAs)	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

Exhibit No.	Description	Location

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s consolidated financial statements under Item 8 filed herewith.

21	Subsidiaries of Financial Institutions, Inc.	Incorporated by reference to Exhibit 21 of the Form 10-K for the year ended December 31, 2006, dated March 13, 2007

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

31.2	Certification of Annual Report on Form 10-K pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

32.1	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CEO	Filed Herewith

32.2	Certification of Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -CFO	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.
Date: March 11, 2008	By:	Peter G. Humphrey
Peter G. Humphrey
President and Chief Executive Officer (Principal Executive Officer)

	By:	Ronald A. Miller
Ronald A. Miller
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Signatures	Title	Date

Erland E. Kailbourne Erland E. Kailbourne	Chairman of the Board of Directors	March 11, 2008

Peter G. Humphrey Peter G. Humphrey	President, Chief Executive Officer and Director	March 11, 2008

Karl V. Anderson, Jr. Karl V. Anderson, Jr.	Director	March 11, 2008

John E. Benjamin John E. Benjamin	Director	March 11, 2008

Thomas P. Connolly Thomas P. Connolly	Director	March 11, 2008

Barton P. Dambra Barton P. Dambra	Director	March 11, 2008

Samuel M. Gullo Samuel M. Gullo	Director	March 11, 2008

Susan R. Holliday Susan R. Holliday	Director	March 11, 2008

Robert N. Latella Robert N. Latella	Director	March 11, 2008

James L. Robinson James L. Robinson	Director	March 11, 2008

John R. Tyler, Jr. John R. Tyler, Jr.	Director	March 11, 2008

James H. Wyckoff James H. Wyckoff	Director	March 11, 2008