Form 10-Q
period 2008-03-31
FINANCIAL INSTITUTIONS INC
filed 2008-05-06
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF APRIL 30, 2008

Common Stock, $0.01 par value	10,968,360 shares

FINANCIAL INSTITUTIONS, INC.
FORM 10-Q

Item 1. Financial Statements (Unaudited)
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2008	2007

Assets

Cash and due from banks	$49,460	$45,165
Federal funds sold and interest-bearing deposits in other banks	53,539	1,508
Securities available for sale, at fair value	688,504	695,241
Securities held to maturity, at amortized cost (fair value of $58,238 and $59,902 as of March 31, 2008 and December 31, 2007, respectively)	57,631	59,479
Loans held for sale	1,099	906

Loans	972,444	964,173
Less: Allowance for loan losses	15,549	15,521

Loans, net	956,895	948,652

Premises and equipment, net	33,611	34,157
Goodwill	37,369	37,369
Other assets	34,544	35,399

Total assets	$1,912,652	$1,857,876

Liabilities And Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$268,419	$286,362
Interest-bearing demand, savings and money market	736,925	681,953
Certificates of deposit	622,628	607,656

Total deposits	1,627,972	1,575,971

Short-term borrowings	27,835	25,643
Long-term borrowings	25,799	25,865
Junior subordinated debentures issued to unconsolidated subsidiary trust (“Junior subordinated debentures”)	16,702	16,702
Other liabilities	16,980	18,373

Total liabilities	1,715,288	1,662,554

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, authorized 10,000 shares, issued and outstanding — 1,586 shares as of March 31, 2008 and December 31, 2007	159	159
8.48% cumulative preferred stock, $100 par value, authorized 200,000 shares, issued and outstanding — 174,223 shares as of March 31, 2008 and December 31, 2007	17,422	17,422
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 11,348,122 shares as of March 31, 2008 and December 31, 2007	113	113
Additional paid-in capital	24,105	24,778
Retained earnings	160,328	158,744
Accumulated other comprehensive income	2,104	667
Treasury stock, at cost — 355,673 and 336,971 shares as of March 31, 2008 and December 31, 2007, respectively	(6,867)	(6,561)

Total shareholders’ equity	197,364	195,322

Total liabilities and shareholders’ equity	$1,912,652	$1,857,876

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2008	2007

Interest income:
Interest and fees on loans	$16,728	$16,627
Interest and dividends on securities	8,234	8,427
Other interest income	310	752

Total interest income	25,272	25,806

Interest expense:
Deposits	9,236	10,763
Short-term borrowings	152	169
Long-term borrowings	367	486
Junior subordinated debentures	432	432

Total interest expense	10,187	11,850

Net interest income	15,085	13,956

Provision for loan losses	716	—

Net interest income after provision for loan losses	14,369	13,956

Noninterest income:
Service charges on deposits	2,500	2,569
ATM and debit card income	752	620
Broker-dealer fees and commissions	459	383
Loan servicing	186	205
Corporate owned life insurance	19	20
Net gain on sale or call of securities	173	—
Net gain on sale of loans held for sale	164	161
Net gain on sale of other assets	37	57
Net gain on sale of trust relationships	—	13
Other	454	710

Total noninterest income	4,744	4,738

Noninterest expense:
Salaries and employee benefits	8,436	8,354
Occupancy and equipment	2,580	2,448
Supplies and postage	441	438
Amortization of other intangible assets	77	77
Computer and data processing	581	457
Professional fees and services	557	495
Advertising and promotions	150	220
Other	1,451	1,439

Total noninterest expense	14,273	13,928

Income before income taxes	4,840	4,766

Income tax expense	1,061	1,151

Net income	$3,779	$3,615

Earnings per common share (note 3):
Basic	$0.31	$0.29
Diluted	$0.31	$0.29
See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Equity

Balance — December 31, 2007	$159	$17,422	$113	$24,778	$158,744	$667	$(6,561)	$195,322

Purchase 70,202 shares of common stock	—	—	—	—	—	—	(1,304)	(1,304)

Issue 51,500 shares of common stock — restricted stock awards	—	—	—	(998)	—	—	998	—

Amortization of unvested stock options	—	—	—	106	—	—	—	106

Amortization of unvested restricted stock awards	—	—	—	219	—	—	—	219

Cumulative effect of adoption of EITF 06-04	—	—	—	—	(284)	—	—	(284)

Comprehensive income:

Net income	—	—	—	—	3,779	—	—	3,779

Net unrealized gain on securities available for sale (net of tax of $844)	—	—	—	—	—	1,338	—	1,338

Reclassification adjustment for net gains included in net income (net of tax of $67)	—	—	—	—	—	106	—	106

Defined benefit pension plan (net of tax of $1)	—	—	—	—	—	2	—	2

Postretirement benefit plan (net of tax of $(5))	—	—	—	—	—	(9)	—	(9)

Other comprehensive income								1,437

Total comprehensive income								5,216

Cash dividends declared:

3% Preferred — $0.75 per share	—	—	—	—	(1)	—	—	(1)

8.48% Preferred — $2.12 per share	—	—	—	—	(370)	—	—	(370)

Common — $0.14 per share	—	—	—	—	(1,540)	—	—	(1,540)

Balance — March 31, 2008	$159	$17,422	$113	$24,105	$160,328	$2,104	$(6,867)	$197,364

See Accompanying Notes to Unaudited Consolidated Financial Statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$3,779	$3,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	988	971
Net amortization of premiums and discounts on securities	120	140
Provision for loan losses	716	—
Amortization of unvested stock-based compensation	325	138
Deferred income tax expense	89	137
Proceeds from sale of loans held for sale	11,644	11,720
Originations of loans held for sale	(11,673)	(11,644)
Net gain on sale or call of securities	(173)	—
Net gain on sale of loans held for sale	(164)	(161)
Net gain on sale and disposal of other assets	(37)	(57)
Net gain on sale of trust relationships	—	(13)
(Increase) decrease in other assets	(329)	451
Decrease in other liabilities	(1,715)	(1,383)

Net cash provided by operating activities	3,570	3,914

Cash flows from investing activities:
Purchase of securities:
Available for sale	(121,256)	(59,257)
Held to maturity	(5,973)	(6,241)
Proceeds from maturity, call and principal pay-down of securities:
Available for sale	97,240	39,356
Held to maturity	7,485	5,413
Proceeds from sale or call of securities available for sale	33,436	—
Net loan originations	(9,075)	(3,373)
Proceeds from sales of other assets	250	428
Proceeds from sale of trust relationships	—	13
Purchase of premises and equipment	(368)	(672)

Net cash provided by (used in) investing activities	1,739	(24,333)

Cash flows from financing activities:
Net increase in deposits	52,001	54,067
Net increase (decrease) in short-term borrowings	2,192	(7,450)
Repayment of long-term borrowings	(67)	(14)
Purchase of preferred and common shares	(1,304)	(1,625)
Stock options exercised	—	137
Excess tax benefit from stock options exercised	—	3
Dividends paid	(1,805)	(1,392)

Net cash provided by financing activities	51,017	43,726

Net increase in cash and cash equivalents	56,326	23,307

Cash and cash equivalents as of the beginning of the period	46,673	109,772

Cash and cash equivalents as of the end of the period	$102,999	$133,079

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$10,228	$10,734
Income taxes	170	1

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$118	$470
Dividends declared and unpaid	1,912	1,504
Net (decrease) increase in unsettled security purchases	(61)	7,721
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
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2008. The interim consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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
(2) Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company adopted this statement on January 1, 2008 and the required disclosures are included in Note 4.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 for the year ended December 31, 2006. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end, with limited exceptions. The Company is required and plans to adopt this provision of SFAS No. 158 for the fiscal year ending December 31, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-04”). In accordance with EITF 06-04, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of EITF 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company adopted this statement on January 1, 2008 and recorded a liability (included in other liabilities in the consolidated statement of financial position) of $284,000 and a corresponding cumulative-effect adjustment to retained earnings as disclosed in the consolidated statement of changes in shareholders’ equity and other comprehensive income.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition. Lastly, SFAS No. 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted this statement on January 1, 2008 and did not elect the SFAS No. 159 fair value option for any of its financial assets or liabilities, therefore the adoption did not have an impact on its consolidated financial position, consolidated results of operations, or liquidity.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The statement requires enhanced disclosures regarding the use of derivative instruments, the accounting for derivative instruments under SFAS No. 133 and related interpretations, and the impact of derivative instruments and related hedged items on financial position, financial performance, and cash flows, particularly from a risk perspective. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

(3) Earnings Per Common Share
Basic earnings per common share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2008	2007
Net income	$3,779	$3,615
Less: Preferred stock dividends	371	371

Net income available to common shareholders	$3,408	$3,244

Weighted average number of common shares used to calculate basic earnings per common share	10,938	11,317
Add: Effect of common stock equivalents	37	43

Weighted average number of common shares used to calculate diluted earnings per common share	10,975	11,360

Earnings per common share:
Basic	$0.31	$0.29
Diluted	$0.31	$0.29
There were approximately 380,327 and 270,132 weighted average common stock equivalents from outstanding stock options for the three months ended March 31, 2008 and 2007, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
(4) Fair Value Accounting
Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements related to fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill, and nonfinancial liabilities until January 1, 2009.
Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Accordingly, the Company applied the following fair value hierarchy:
Level 1 Inputs — Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 Inputs — Level 2 inputs are inputs other than quoted prices included within Level 1 inputs that are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 Inputs — Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

When determining the fair value measurements for assets required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.
The Company measures or monitors certain of its assets on either a recurring or nonrecurring fair value basis. Fair value is used on a recurring basis for securities available for sale, as fair value is the primary basis of accounting for these securities. Additionally, fair value is used on a nonrecurring basis to evaluate certain assets for impairment. Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets, impaired loans, other real estate owned (“ORE”) and repossessed assets.
Assets measured and recorded at fair value on a recurring basis as of March 31, 2008 are summarized as follows:

	Assets Measured and Recorded at Fair Value
	March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$688,504	$976	$655,092	$32,436
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements
Using Significant
(Dollars in thousands)	Unobservable Inputs

Securities available for sale (level 3), beginning of period	$—

Transfers into level 3	33,850
Sale	(1,000)
Unrealized losses included in other comprehensive income	(414)

Securities available for sale (level 3), end of period	$32,436

Assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2008 are summarized as follows:

	Assets Measured and Recorded at Fair Value
	Three Months Ended March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$1,275	$—	$1,275	$—
ORE and repossessed assets	451	—	451	—
The amount of totals gains or losses included in earnings attributable to assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2008 was not significant.
The following summarizes the valuation technique for assets measured and recorded at fair value:
Securities available for sale. Fair value is generally based on quoted market prices or quoted market prices for similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. The securities valued using unobservable inputs were the auction-rate preferred equity securities as the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument and there is currently no secondary market for this type of security. The Company obtained third-party dealer quotes that were derived by the dealer obtaining price quotes for identical preferred equity securities not held in a trust and adjusting those prices to reflect the rate-capped trust structure of the instruments owned by the Company.
Impaired loans (collateral dependent). Fair value is determined based upon estimates of the value of the collateral underlying the impaired loans.

ORE and repossessed assets. Fair value is determined based on third party appraisals of comparable property or valuation guides at the time title to the property is obtained.
(5) Loans
Loans outstanding, including net unearned income and net deferred fees and costs of $6.5 million and $5.9 million as of March 31, 2008 and December 31, 2007, respectively, are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$144,976	$136,780
Commercial real estate	245,148	245,797
Agricultural	44,162	47,367
Residential real estate	168,738	166,863
Consumer indirect	142,565	134,977
Consumer direct and home equity	226,855	232,389

Total loans	972,444	964,173

Allowance for loan losses	(15,549)	(15,521)

Loans, net	$956,895	$948,652

The Company’s significant concentrations of credit risk in the loan portfolio relates to a geographic concentration in the communities that the Company serves.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. Generally, the Western and Central New York State markets the Company serves have not experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property used as collateral for our loans.
Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which could have a negative impact on our earnings.
(6) Retirement and Postretirement Benefit Plans
The Company adopted SFAS No. 158 effective December 31, 2006, which required the over-funded or under-funded status of its defined benefit pension and postretirement benefit plans to be recognized as an asset or liability in the consolidated statements of financial condition. Future changes in the funded status of the defined benefit and postretirement plans will be recognized in the year in which the changes occur on a net of tax basis through accumulated other comprehensive income or loss.
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System, which is a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met the participation requirements on or before January 1, 2008 are eligible to receive benefits.
Net periodic pension cost consists of the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Service cost	$364	$375
Interest cost on projected benefit obligation	390	368
Expected return on plan assets	(523)	(477)
Amortization of unrecognized loss	—	8
Amortization of unrecognized prior service cost	3	3

Net periodic pension cost	$234	$277

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2008, however the Company is considering making a discretionary contribution to the pension plan during 2008.
Postretirement Benefit Plan
Prior to December 31, 2001, an entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retiree shared the cost. The plan’s eligibility requirements were amended in 2001 to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan.
(7) Commitments and Contingencies
In the normal course of business there are outstanding commitments to extend credit not reflected in the accompanying consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $299.8 million and $273.4 million were contractually available as of March 31, 2008 and December 31, 2007, respectively, and are not reflected in the consolidated statements of financial condition (unaudited). Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $6.7 million and $7.3 million as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the fair value of the stand-by letters of credit was not material to the Company’s consolidated financial statements.
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
For evaluating regulatory capital adequacy, companies are required to determine capital and assets under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. The leverage ratio requirement is based on period-end capital to average adjusted total assets during the previous three months. Compliance with risk-based capital requirements is determined by dividing regulatory capital by the sum of a company’s weighted asset values. Risk weightings are established by the regulators for each asset category according to the perceived degree of risk. As of March 31,

2008 and December 31, 2007, the Company and FSB met all capital adequacy requirements to which they are subject.
(9) Stock Compensation Plans
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
The Company awarded grants of 51,500 restricted shares to eleven key officers during the three months ended March 31, 2008. The market price of the restricted shares on the date of grant was $19.22. Both a performance requirement and a service requirement must be satisfied before the participant becomes vested in the shares. The performance period for the awards is the Company’s fiscal year ending on December 31, 2008.
There were no stock options granted during the three months ended March 31, 2008.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. The following table presents the expense associated with the amortization of unvested stock compensation included in the consolidated statements of income (unaudited) for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Stock options:
Management Stock Incentive Plan (1)	$99	$93
Director Stock Incentive Plan (2)	7	21

Total amortization of unvested stock options	106	114

Restricted stock awards:
Management Stock Incentive Plan (1)	219	24

Total amortization of unvested restricted stock awards	219	24

Total amortization of unvested restricted stock compensation	$325	$138

(1)	Included in salaries and employee benefits in the consolidated statements of income (unaudited).

(2)	Included in other noninterest expense in the consolidated statements of income (unaudited).
(10) Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of December 31, 2007, the Company’s unrecognized tax benefits totaled $50,000, of which $32,000 would impact the Company’s effective tax rate, if recognized or reversed. The unrecognized tax benefit was associated with a New York State (“NYS”) examination of the Company’s 2002 through 2005 tax years that remained in process as of December 31, 2007. During February 2008, the NYS examination was concluded and the taxes and related accrued interest were paid consistent with the amounts accrued as discussed above. As of March 31, 2008, there is no unrecognized tax benefit or corresponding accrued interest and penalties.
The tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal	2006 — 2007
New York	2006 — 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, especially in Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions are intended to identify “forward-looking statements” and may include:
•	Statements regarding our business plans, and prospects;

•	Statements of our goals, intentions and expectations;

•	Statements regarding our growth and operating strategies;

•	Statements regarding the quality of our loan and investment portfolios; and

•	Estimates of our risks and future costs and benefits.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to those described in Item 1A of the Company’s 2007 Annual Report on Form 10-K and the following:
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
The Company’s revenues are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the interest paid on deposits and borrowings. Revenues are also affected by service charges on deposits, ATM and debit card income, broker-dealer fees and commissions, loan servicing income, corporate owned life insurance, gain or loss on the sale or call of securities, gain or loss on sale of loans held for sale, gain or loss on the sale of other assets and other miscellaneous noninterest income.
The Company’s expenses primarily consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional fees and services, advertising and promotions, other miscellaneous noninterest expense and income tax expense.

Results of operations are also affected by the general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.
OVERVIEW
Net income for the first quarter of 2008 was $3.8 million, or $0.31 per diluted share, compared with $3.6 million, or $0.29 per diluted share, for the first quarter of 2007. The increase in net income was primarily the result of an increase in net interest income, which was $15.1 million for the first quarter of 2008, up $1.1 million from $14.0 million in the first quarter of 2007. Net interest margin increased 34 basis points, to 3.73%, for the first quarter of 2008 compared with 3.39% for the same period last year. The improved net interest margin resulted principally from lower funding costs, an improved yield from investment securities and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets.
The increase in net interest income was partially offset by increases in the provision for loan losses and noninterest expense. The Company’s provision for loan losses for the first quarter of 2008 was $716 thousand, compared to no provision for loan losses in the first quarter of 2007. Noninterest expense increased $345 thousand, or 2%, in the first quarter of 2008 to $14.3 million compared with $13.9 million for the first quarter of 2007. The principal expense items that contributed to the increase were: salaries and benefits increased $82 thousand primarily due to stock compensation related expenses, occupancy and equipment costs, which increased $132 thousand due to higher service contract costs on buildings, equipment and software, and computer and data processing expenses, which increased $124 thousand.
The Company experienced an increase of $8.2 million in loans to $972.4 million as of March 31, 2008 compared to $964.2 million as of December 31, 2007. The increase reflects execution of the Company’s business plan to rebuild its loan portfolio in a disciplined manner.
Nonperforming assets decreased $886 thousand from December 31, 2007 to $8.6 million at March 31, 2008. Since March 31, 2007, nonperforming assets have declined $8.4 million, or 49%. Net loan charge-offs of $688 thousand for the first quarter represented 29 basis points of average loans (annualized). Net charge-offs of $134 thousand for the first quarter of 2007 represented 6 basis points of average loans (annualized). The increase in net charge-offs in 2008 principally resulted from higher commercial mortgage and indirect loan charge-offs. The allowance for loan losses was $15.5 million as of March 31, 2008 and December 31, 2007. Nonperforming loans were $7.4 million at March 31, 2008, compared with $8.1 million at December 31, 2007. The ratio of allowance for loan losses to nonperforming loans improved to 211% at March 31, 2008 versus 192% at December 31, 2007 and 107% at March 31, 2007.
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
The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K as of December 31, 2007, dated March 11, 2008, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, goodwill and defined benefit pension plan require particularly subjective or complex judgments important to the Company’s consolidated financial statements, results of operations, and, as such, are considered to be critical accounting policies as discussed below.
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
Goodwill: Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During the fourth quarter of 2007, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. There were no material events or transactions that occurred subsequent to that evaluation that indicates any impairment as of the current period end.
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

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or For the Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Per common share data:
Net income — basic	$0.31	$0.29
Net income — diluted	$0.31	$0.29
Cash dividends declared	$0.14	$0.10
Book value	$16.36	$14.81
Tangible book value	$12.91	$11.42
Common shares outstanding:
Weighted average shares — basic	10,938,275	11,316,811
Weighted average shares — diluted	10,974,674	11,360,202
Period end	10,992,449	11,271,676
Performance ratios (annualized) and data:
Return on average assets	0.80%	0.77%
Return on average common equity	7.61%	7.96%
Return on average tangible common equity	9.65%	10.35%
Common dividend payout ratio	45.16%	34.48%
Net interest margin (tax-equivalent)	3.73%	3.39%
Efficiency ratio (1)	67.63%	69.40%
Full-time equivalent employees	620	634
Asset quality data:
Loans past due 90 days or more	$2	$7
Nonaccruing loans	7,353	15,778

Total nonperforming loans	7,355	15,785
Other real estate owned (“ORE”) and repossessed assets (“repos”)	1,257	1,216

Total nonperforming assets	$8,612	$17,001
Gross loan charge-offs	$1,458	$692
Net loan charge-offs	$688	$134
Allowance for loan losses	$15,549	$16,914
Asset quality ratios:
Nonperforming loans to total loans	0.76%	1.70%
Nonperforming assets to total loans, ORE and repos	0.88%	1.83%
Nonperforming assets to total assets	0.45%	0.87%
Allowance for loan losses to total loans	1.60%	1.82%
Allowance for loan losses to nonperforming loans	211%	107%
Net loan charge-offs to average loans (annualized)	0.29%	0.06%
Capital ratios:
Period-end common equity to total assets	9.40%	8.50%
Period-end tangible common equity to total tangible assets	7.57%	6.69%
Leverage ratio	9.38%	8.99%
Tier 1 risk-based capital ratio	15.34%	15.58%
Total risk-based capital ratio	16.59%	16.83%

(1)    The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale or call of securities, and net gain on sale of trust relationships:

Noninterest expense	$14,273	$13,928
Less: Other real estate expense	39	88
Amortization of other intangible assets	77	77

Net expense (numerator)	$14,157	$13,763

Net interest income	$15,085	$13,956
Plus: Tax-equivalent adjustment	1,276	1,149

Net interest income (tax-equivalent)	16,361	15,105
Plus: Noninterest income	4,744	4,738
Less: Net gain on sale or call of securities	(173)	—
Less: Net gain on sale of trust relationships	—	(13)

Net revenue (denominator)	$20,932	$19,830

NET INCOME ANALYSIS
Average Balance Sheets
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

	For the Three Months Ended March 31,
	2008			2007
	Average		Annualized	Average		Annualized
	Outstanding	Interest Earned/	Yield/	Outstanding	Interest Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$40,807	$310	3.06%	$57,405	$752	5.32%
Investment securities:
Taxable	492,312	5,582	4.54%	561,927	6,168	4.39%
Tax-exempt	228,319	3,129	5.48%	239,855	3,277	5.46%
Tax-preferred	33,192	799	9.63%	8,212	131	6.37%

Total investment securities	753,823	9,510	5.05%	809,994	9,576	4.73%
Loans held for sale	587	9	6.42%	545	8	6.21%
Loans:
Commercial and agricultural	430,945	7,683	7.17%	408,752	7,785	7.72%
Residential real estate	166,682	2,668	6.40%	163,046	2,643	6.48%
Consumer indirect	137,756	2,389	6.98%	106,249	1,755	6.70%
Consumer direct and home equity	229,035	3,979	6.99%	243,435	4,436	7.39%

Total loans	964,418	16,719	6.97%	921,482	16,619	7.30%

Total interest-earning assets	1,759,635	$26,548	6.05%	1,789,426	$26,955	6.07%

Allowance for loans losses	(15,530)			(17,159)
Other noninterest-earning assets	146,769			142,326

Total assets	$1,890,874			$1,914,593

Interest-bearing liabilities:
Savings and money market	$361,425	$1,324	1.47%	$334,455	$1,370	1.66%
Interest-bearing demand	345,102	1,117	1.30%	355,785	1,593	1.82%
Certificates of deposit	633,599	6,795	4.31%	683,361	7,800	4.63%
Short-term borrowings	26,814	152	2.28%	29,052	169	2.36%
Long-term borrowings	25,819	367	5.72%	38,177	486	5.17%
Junior subordinated debentures	16,702	432	10.35%	16,702	432	10.35%

Total interest-bearing liabilities	1,409,461	10,187	2.91%	1,457,532	11,850	3.30%

Noninterest-bearing demand deposits	267,322			254,274
Other noninterest-bearing liabilities	16,517			19,834

Total liabilities	1,693,300			1,731,640
Shareholders’ equity	197,574			182,953

Total liabilities and shareholders’ equity	$1,890,874			$1,914,593

Net interest income — tax-equivalent		16,361			15,105
Less: tax-exempt TE adjustment		1,064			1,114
Less: tax-preferred TE adjustment		212			35

Net interest income		$15,085			$13,956

Net interest rate spread			3.14%			2.77%

Net earning assets	$350,174			$331,894

Net interest income as a percentage of average interest-earning assets (“net interest margin”) — TE			3.73%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.84%			122.77%

Net Interest Income
For the three months ended March 31, 2008, net interest income was $15.1 million, up $1.1 million in comparison with $14.0 million for the same period last year. For the first quarter of 2008, average interest-earning assets totaled $1.760 billion, down $29.8 million from the same quarter a year ago. This decrease resulted principally from a decrease in average total investment assets, including Federal funds sold, of $72.8, partially offset by a $43.0 million increase in average total loans. The overall decline in average interest-earning assets was more than offset by a reduction in average interest-bearing liabilities of $48.1 million. Net interest margin was 3.73% for the three months ended March 31, 2008, a 34 basis point increase from 3.39% for the same period last year. The yield on interest-earning assets decreased by 2 basis points to 6.05%, for the quarter ended March 31, 2008, compared to 6.07% for the same quarter a year ago. The Company’s cost of funds decreased 36 basis points, to 2.32%, for the first quarter of 2008, versus the same quarter last year, primarily related to a reduction in market interest rates that has occurred over the past several months.
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

	Three Months ended March 31,
	2008 vs. 2007
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$(122)	$(320)	$(442)
Investment securities:
Taxable	(799)	213	(586)
Tax-exempt	(160)	12	(148)
Tax-preferred	601	67	668

Total investment securities	(358)	292	(66)

Loans held for sale	1	—	1

Loans:
Commercial and agricultural	452	(554)	(102)
Residential real estate	58	(33)	25
Consumer indirect	560	74	634
Consumer direct and home equity	(215)	(242)	(457)

Total loans	855	(755)	100

Total interest-earning assets	376	(783)	(407)

Interest-bearing liabilities:
Savings and money market	102	(148)	(46)
Interest-bearing demand	(25)	(451)	(476)
Certificates of deposit	(468)	(537)	(1,005)
Short-term borrowings	(11)	(6)	(17)
Long-term borrowings	(171)	52	(119)

Total interest-bearing liabilities	(573)	(1,090)	(1,663)

Net interest income — TE	$949	$307	$1,256

Provision for Loan Losses
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There was a provision for loan losses of $716 thousand for the first quarter of 2008, compared with a provision for loan losses of zero for the first quarter of 2007. The increase in the provision for loan losses corresponds, and is primarily due, to the increase in net loan charge-offs, which totaled $688 thousand in the first quarter of 2008, compared to $134 thousand for the prior year’s first quarter. Net loan charge-offs to average loans (annualized) for the first quarter 2008 was 0.29% compared with 0.06% in the same quarter last year. The increase in net charge-offs in 2008 principally resulted from higher commercial mortgage and indirect loan charge-offs. Also impacting the provision for loan losses in the first quarter of 2008 were considerations of general economic conditions in the Company’s market area, as well as, growth in the commercial and indirect loan portfolios.
Noninterest Income
The following table details the major categories of noninterest income for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Noninterest income:
Service charges on deposits	$2,500	$2,569
ATM and debit card income	752	620
Broker-dealer fees and commissions	459	383
Loan servicing	186	205
Corporate owned life insurance	19	20
Net gain on sale or call of securities	173	—
Net gain on sale of loans held for sale	164	161
Net gain on sale of other assets	37	57
Net gain on sale of trust relationships	—	13
Other	454	710

Total noninterest income	$4,744	$4,738

Noninterest income for the first quarter of 2008 was $4.7 million, basically flat in comparison to the same quarter a year ago. The components of noninterest income fluctuated as discussed below.
Service charges on deposits were down 3% in the first quarter of 2008 versus the first quarter a year ago. The decline is primarily due to a decrease in the level of commercial service charges and non-sufficient funds fees.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $752 thousand and $620 thousand for the three months ended March 31, 2008 and 2007, respectively. ATM and debit card income has increased due to higher transaction volumes.
Broker-dealer fees and commissions increased $76 thousand in the first quarter of 2008 compared to the same quarter a year ago, due in part to higher sales volumes.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized mortgage servicing assets. Loan servicing income declined in the first quarter of 2008 compared to the same quarter a year ago, partly the result of a decrease in the sold and serviced residential real estate portfolio.
Net gain on sale or call of securities increased to $173 thousand in the first quarter of 2008 as several callable bonds, originally purchased at a discount, were called during the first three months of the year due to the decline in interest rates since the bonds were issued.
Other noninterest income decreased to $454 thousand in the first quarter of 2008 compared to $710 thousand for the first quarter of 2007, principally from lower income from Small Business Investment Company limited partnership investments accounted for under the equity method.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Noninterest expense:
Salaries and employee benefits	$8,436	$8,354
Occupancy and equipment	2,580	2,448
Supplies and postage	441	438
Amortization of other intangible assets	77	77
Computer and data processing	581	457
Professional fees and services	557	495
Advertising and promotions	150	220
Other	1,451	1,439

Total noninterest expense	$14,273	$13,928

Noninterest expense for the first quarter of 2008 increased $345 thousand, or 2% to $14.3 million from $13.9 million for the first quarter of 2007. The increase relates mostly to salaries and employee benefits, occupancy and equipment, computer and data processing, and professional fees and services.
For the first quarter of 2008, salaries and benefits increased $82 thousand from the first quarter of 2007. This increase resulted from an increase in management stock compensation expense, which totaled $318 thousand for the first quarter of 2008 versus $117 thousand for the first quarter of 2007, as the Company awarded grants of 51,500 restricted shares to eleven key officers during the three months ended March 31, 2008. This increase in stock compensation expense was offset by a decrease in pension, medical and unemployment employee benefits. The Company reduced the number of full-time equivalent employees (“FTEs”) by 2% to 620 as of March 31, 2008, down from 634 as of March 31, 2007.
The Company experienced a 5% increase in occupancy and equipment expense in the first quarter of 2008 compared to the same quarter a year ago, primarily the result of increases in service contract expenses. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by rising service contract expenses related to buildings, equipment and computer software.
Supplies and postage were relatively unchanged when comparing the three months ended March 31, 2008 and 2007.
Computer and data processing costs increased $124 thousand, or 27%, to $581 thousand for the three months ended March 31, 2008 compared to the same quarter last year. The increase is due to higher data processing related expenses associated with the increasing trend towards electronic banking and transaction processing.
Professional fees have increased 13% for the three-month period ended March 31, 2008 as compared to the same period a year ago, primarily a result of an increase in legal expenses.
Advertising and promotions have decreased $70 thousand, or 32%, to $150 thousand for the three months ended March 31, 2008 compared to the same quarter last year. The decrease relates largely to a reduction in cost and timing of the spring consumer loan campaign in the first quarter of 2008 versus the same quarter last year.
Other expenses have remained consistent with the first quarter in the prior year increasing 1% for the three-month periods ended March 31, 2008 versus March 31, 2007.
The efficiency ratio was 67.63% and 69.40% for the first quarter of 2008 and 2007, respectively. The 2008 efficiency ratio, compared to 2007, reflects the increase in net interest income partially offset by the higher level of noninterest expense. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale or call of securities and net gain on sale of trust relationships.

Income Taxes
The income tax provision provides for Federal and New York State income taxes and amounted to $1.1 million for each of the three months ended March 31, 2008 and 2007. The effective tax rates for the first quarter of 2008 and 2007 were 21.9% and 24.2%, respectively. The reduction in the effective tax rate resulted primarily from a significant increase in tax-preferred dividend income qualifying for the Federal DRD, coupled with reductions in interest expense (i.e. lower Federal nondeductible interest expense) and the New York State statutory tax rate.
ANALYSIS OF FINANCIAL CONDITION
Investing Activities
The Company’s investment security portfolio totaled $746.1 million as of March 31, 2008 compared to $754.7 million as of December 31, 2007. Further detail regarding the Company’s investment portfolio follows.
The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain mortgage-backed and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. Further deterioration in credit quality, with a continuation of the current imbalances in liquidity that exist in the marketplace, will increase the potential that the impairment that exists on some of our asset holdings might be determined to be other-than-temporary and the Company would incur associated write-downs. Certain of our privately issued whole loan collateralized mortgage obligations, pooled trust preferred securities and auction rate preferred equity securities are most affected by these issues and are most at risk for potential impairment write-downs.
U.S. Government Agency and U.S. Government-Sponsored Enterprise (“GSE”) Obligations
The U.S. government agency and GSE obligations portfolio, all of which was classified as available for sale, was comprised of debt obligations issued directly by the U.S. government agencies or GSEs and totaled $133.2 million as of March 31, 2008. The portfolio consisted of approximately $73.2 million, or 55%, callable securities as of March 31, 2008. As of March 31, 2008, this category of securities also included $34.5 million of structured notes, the majority of which were step-callable debt issues that step-up in rate at specified intervals and are periodically callable by the issuer. As of March 31, 2008, the structured notes had a current average coupon rate of 4.29% that adjust on average to 6.27% within three years. However, under current market conditions these notes are likely to be called. As of December 31, 2007, the available for sale U.S. government agency and GSE obligations portfolio totaled $158.9 million.
Mortgage-Backed Securities (“MBS”)
The MBS portfolio, all of which was classified as available for sale, totaled $315.6 million as of March 31, 2008, which was comprised of $181.0 million of mortgage-backed pass-through securities (“pass-through”) and $134.6 million of collateralized mortgage obligations (“CMO”). As of December 31, 2007, the MBS portfolio totaled $295.9 million, which consisted of $160.0 million of pass-throughs and $135.9 million of CMOs.
The pass-throughs were predominately issued by FNMA, FHLMC or GNMA. The majority of the pass-through portfolio was in fixed rate securities that were most frequently formed with mortgages having an original balloon payment of five or seven years and 15, 20 and 30 year seasoned mortgages. The remainder of the pass-through portfolio was principally adjustable rate securities indexed to the one-year Treasury bill.
The CMO portfolio consisted of two principal groups, with balances as of March 31, 2008 as follows: (1) $78.9 million of AAA rated fixed and variable rate CMOs issued by either FNMA, FHLMC or GNMA that carried a full guaranty by the issuing agency of both principal and interest, and (2) $55.7 million of privately issued whole loan CMOs.

The following table details, by risk rating, the privately issued whole loan CMOs as of March 31:

(Dollars in millions)	2008

Risk rating:
AAA	$43.8
AAA/AA	7.4
AA	3.9
A-/BB	0.6

Total privately issued whole loan CMOs	$55.7

As of March 31, 2008, the weighted average percentage (by dollars) of the underlying mortgages that were owner occupied in the privately issued whole loan CMO portfolio was 96%. In addition, 98% of the total privately issued whole loan CMO portfolio was backed by underlying mortgages that were at fixed rates.
All of the bonds rated AAA were issued prior to 2004 and are therefore at least three years seasoned. The bonds rated AAA/AA were issued in 2005, 2006, and 2007, and therefore have mortgages as underlying collateral with relatively short seasoning. The credit support on the AAA/AA classes owned has increased in all cases since the deals were originated. The portfolio included a $1.0 million AAA/AA bond with underlying mortgages where 36% were classified as sub-prime (credit score of 650 or less), 100% were at fixed rates, average seasoning was 26 months, and the credit subordination level at March 31, 2008 was 8.57%. In addition, the portfolio included a $3.9 million AA rated bond with underlying mortgages where 45% were classified as sub-prime, 100% were fixed rate, average seasoning was 96 months, and the credit subordination level at March 31, 2008 was 1.30%. The portfolio also included a $554 thousand A-/BB rated bond. During the first quarter of 2008, one of the rating agencies downgraded this bond to BB. The bond has underlying mortgages where 69% were classified as sub-prime, 100% were variable rate, average seasoning was 55 months, the percentage of delinquencies and foreclosures was high, but the credit subordination level at March 31, 2008 was 12.30%.
Other Asset-Backed Securities (“ABS”)
The ABS portfolio, all of which was classified as available for sale, totaled $31.6 million as of March 31, 2008 and was comprised of positions in 14 different pooled trust preferred securities issues with ratings ranging from A- to AA and one AAA rated Student Loan Marketing Association (“SLMA”) floater or variable rate security backed by student loans. All of the trust preferred securities are backed by preferred debt issued by many different financial institutions and insurance companies. The financial services industry is experiencing conditions that have, in some individual companies, resulted in lower earnings and strained capital positions. Some of the financial institutions and insurance companies in the pooled trust preferred securities the Company owns are experiencing these financial difficulties. Also, due to the imbalances in liquidity that exist in the marketplace, the market for these securities is thin. As a result of these conditions and others, the fair value of the Company’s pooled trust preferred securities was $2.3 million lower than amortized cost at March 31, 2008. The ABS portfolio, all of which was classified as available for sale, totaled $33.2 million as of December 31, 2007.
State and Municipal Obligations
At March 31, 2008, the portfolio of state and municipal obligations totaled $232.3 million, of which $174.7 million was classified as available for sale. As of that date, $57.6 million was classified as held to maturity, with a fair value of $58.2 million. As of December 31, 2007 the portfolio of state and municipal obligations totaled $232.1 million, of which $172.6 million was classified as available for sale. As of that date, $59.5 million was classified as held to maturity, with a fair value of $59.9 million.
Equity Securities
As of March 31, 2008, the Company had $33.4 million in equity securities that included $32.4 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $976 thousand of common equity securities. The dividend income related to both the common and auction rate preferred equity securities qualifies for the Federal income tax dividend received deduction.
The auction rate preferred equity securities consisted of three positions collateralized by FNMA preferred stock totaling $13.9 million and four positions collateralized by FHLMC preferred stock totaling $18.5 million. The auction rate preferred equity securities are all rated AA-. The auction rate preferred equity securities were structured to be tendered at par, at the option of the investor, at auctions occurring every 90 days. While these securities all experienced successful auctions in January 2008, the most recent auctions occurred in April 2008 and the auctions were unsuccessful, primarily the result of recent disruptions in the financial and capital markets as opposed to a credit problem with the underlying issuers of the preferred equity securities. Each of the auction rate preferred equity securities contain provisions to deal with an unsuccessful auction. The rate on these securities has been capped for the next 90 days. The Company will continue to receive dividend income at the capped rate and the auctions will continue to take place at future pre-established dates. The next auctions are scheduled for July 2008 and it is possible the auctions will again be unsuccessful due to an imbalance of holders desiring to liquidate their securities and insufficient buyers willing to purchase those securities at or below the maximum interest rate allowable under the structure.
As of December 31, 2007, the Company had $34.6 million in equity securities, that included $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780 thousand of common equity securities.
Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment on a quarterly basis, or as economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in fair value to their amortized cost. The gross unrealized loss on securities available for sale totaled $5.1 million and $4.3 million as of March 31, 2008 and December 31, 2007, respectively. The unrealized losses present resulted primarily from fluctuations in market interest rates. The Company has the intent and ability to hold these securities until their fair value recovers to their amortized cost; therefore, management has determined that the securities that were in an unrealized loss position as of March 31, 2008 and December 31, 2007 represent only temporary impairments.
Fair Value Accounting
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, which defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements related to fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 of the notes to unaudited consolidated financial statements for disclosure of the available for sale securities portfolio detailed in accordance with the SFAS No. 157 fair value hierarchy.
The securities valued using unobservable inputs were auction-rate preferred equity securities as the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument. The Company obtained third-party dealer quotes for these securities, as this level of evidence is the strongest support absent current market activity for the fair value of these instruments.
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $1.1 million and $906 thousand as of March 31, 2008 and December 31, 2007, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages to the secondary market. Residential real estate mortgages serviced for others totaled $332.6 million and $338.1 million as of March 31, 2008 and December 31, 2007, respectively, and are not included in the consolidated statements of financial condition. The Company retained selected newly originated residential mortgages, resulting in a decline in the sold and serviced residential real estate portfolio, as run-off outpaced new sold and serviced loan volumes during the three months ended March 31, 2008.

Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated:

	March 31,		December 31,
(Dollars in thousands)	2008		2007

Commercial	$144,976	14.9%	$136,780	14.2%
Commercial real estate	245,148	25.2	245,797	25.5
Agricultural	44,162	4.5	47,367	4.9
Residential real estate	168,738	17.4	166,863	17.3
Consumer indirect	142,565	14.7	134,977	14.0
Consumer direct and home equity	226,855	23.3	232,389	24.1

Total loans	972,444	100.0	964,173	100.0

Allowance for loan losses	(15,549)		(15,521)

Total loans, net	$956,895		$948,652

Total loans increased $8.2 million to $972.4 million as of March 31, 2008 from $964.2 million as of December 31, 2007. The increase reflects execution of the Company’s business plan to rebuild, in a disciplined manner, the commercial loan portfolio and grow consumer indirect auto loans.
Commercial loans and commercial real estate loans increased $7.5 million to $390.1 million as of March 31, 2008 from $382.6 million as of December 31, 2007, a result of the Company’s focused commercial business development programs over the past quarter.
Agricultural loans decreased $3.2 million, to $44.2 million as of March 31, 2008 from $47.4 million as of December 31, 2007. Competition and adherence to strict credit standards has led to payments outpacing new loan originations in the agricultural portfolio.
Residential real estate loans increased $1.8 million to $168.7 million as of March 31, 2008 in comparison to $166.9 million as of December 31, 2007. This category of loans increased as certain residential mortgages were added to the portfolio rather than being sold to the secondary market. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased $7.6 million to $142.6 million as of March 31, 2008 from $135.0 million as of December 31, 2007. The Company increased its indirect portfolio by managing existing and developing new relationships with franchised new car dealers. During the first quarter of 2008, the Company originated $21.5 million in indirect auto loans with a mix of approximately 28% new auto and 72% used auto. This compares with $11.2 million in indirect loan auto originations for the first quarter of 2007 with a mix of approximately 29% new auto and 71% used auto.
The consumer direct and home equity portfolio decreased $5.5 million to $226.9 million as of March 31, 2008 in comparison to $232.4 million as of December 31, 2007. The decline in direct consumer and home equity products is reflective of an overall slowing in the economy, as well as the Company’s policy to maintain a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. Generally, the Western and Central New York State markets the Company serves have not experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property used as collateral for our loans.
Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which could have a negative impact on our earnings.

Nonaccruing Loans and Nonperforming Assets
Information regarding nonaccruing loans and other nonperforming assets is as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Nonaccruing loans (1)
Commercial	$632	$827
Commercial real estate	2,291	2,825
Agricultural	440	481
Residential real estate	2,945	2,987
Consumer indirect	278	278
Consumer direct and home equity	767	677

Total nonaccruing loans	7,353	8,075

Accruing loans 90 days or more delinquent	2	2

Total nonperforming loans	7,355	8,077

Other real estate owned (“ORE”) and repossessed assets (“repos”)	1,257	1,421

Total nonperforming assets	$8,612	$9,498

Total nonperforming loans to total loans (2)	0.76%	0.84%

Total nonperforming assets to total loans, ORE and repos (2)	0.88%	0.98%

Total nonperforming assets to total assets	0.45%	0.51%

(1)	Although loans are generally placed on nonaccrual status when they become 90 days or more past due, they may be placed on nonaccrual status earlier if they have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal. Loans past due 90 days or more may remain on accruing status if they are both well secured and in the process of collection.

(2)	Ratios exclude loans held for sale from total loans.
Nonperforming assets decreased $886 thousand to $8.6 million as of March 31, 2008 compared to $9.5 million as of December 31, 2007. Total nonaccruing loans decreased $722 thousand as of March 31, 2008 compared to December 31, 2007. The Company also experienced a slight decline in ORE and repos to $1.3 million as of March 31, 2008 compared to $1.4 million as of December 31, 2007.
Information regarding the activity in nonaccruing loans is as follows:

Three Months Ended
(Dollars in thousands)	March 31, 2008

Nonaccruing loans, beginning of period	$8,075

Additions	1,835
Payments	(1,092)
Charge-offs	(1,309)
Returned to accruing status	(38)
Transferred to other real estate or repossessed assets	(118)

Nonaccruing loans, end of period	$7,353

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $18.2 million and $16.6 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2008 and December 31, 2007, respectively.
Analysis of the Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the Bank’s loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of March 31, 2008.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Balance as of beginning of period	$15,521	$17,048

Charge-offs:
Commercial	90	84
Commercial real estate	430	29
Agricultural	—	—
Residential real estate	31	61
Consumer indirect	569	175
Consumer direct and home equity	338	343

Total charge-offs	1,458	692
Recoveries:
Commercial	323	114
Commercial real estate	84	102
Agricultural	7	76
Residential real estate	11	46
Consumer indirect	171	42
Consumer direct and home equity	174	178

Total recoveries	770	558

Net charge-offs	688	134

Provision for loan losses	716	—

Balance as of end of period	$15,549	$16,914

Ratio of net loan charge-offs to average loans (annualized)	0.29%	0.06%

Ratio of allowance for loan losses to total loans (1)	1.60%	1.82%

Ratio of allowance for loan losses to nonperforming loans (1)	211%	107%

(1)	Ratios exclude loans held for sale from total loans.
Net loan charge-offs were $688 thousand and $134 thousand for the three months ended March 31, 2008 and 2007, respectively. The ratio of net loan charge-offs to average loans (annualized) was 0.29% and 0.06% for the first quarter of 2008 and 2007, respectively. The Company’s net charge-offs increased in relation to the first quarter of last year, principally a result of higher commercial mortgage and indirect loan charge-offs. The ratio of the allowance for loan losses to nonperforming loans was 211% as of March 31, 2008 improved from 192% as of December 31, 2007 and 107% as of March 31, 2007. The ratio of the allowance for loan losses to total loans was 1.60% as of March 31, 2008 compared to 1.61% as of December 31, 2007 and 1.82% as of March 31, 2007.

Funding Activities
The Company manages funding from the following principal components: deposits (nonpublic, public and brokered), borrowings and junior subordinated debentures.
Deposits
The Bank offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of March 31, 2008, total deposits were $1.628 billion, an increase of $52.0 million in comparison to $1.576 billion as of December 31, 2007.
Nonpublic deposits represent the largest component of the Company’s funding. As of March 31, 2008, total nonpublic deposits were $1.237 billion in comparison to $1.251 billion as of December 31, 2007. The decline is partly the result of seasonality associated with nonpublic deposits, as nonpublic deposit levels tend to be lower in the first quarter of the current year when compared to the fourth quarter of the prior year. In addition, the Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of March 31, 2008, total public deposits were $384.6 million in comparison to $318.1 million as of December 31, 2007. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
The Company has also utilized brokered certificates of deposit as a funding source and brokered deposits totaled $6.8 million as of March 31, 2008 and December 31, 2007. The Company has placed less reliance on this higher cost wholesale funding source and intends to utilize its favorable position of liquidity to repay the remaining brokered deposits during the second quarter of 2008 at scheduled maturity dates.
Borrowings
The Bank has credit capacity with FHLB and can borrow through facilities that include an overnight line-of-credit, as well as, amortizing and term advances. The Company’s primary borrowing source was FHLB advances, which amounted to $25.8 million and $28.7 million as of March 31, 2008 and December 31, 2007, respectively. The FHLB borrowings mature on various dates through 2009 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $49.1 million of immediate credit capacity with FHLB as of March 31, 2008. The FHLB credit capacity is collateralized by FHLB stock and securities from the Company’s investment portfolio. The Company also had $76.8 million of credit available under unsecured lines of credit with various banks as of March 31, 2008. There were no advances outstanding on these lines of credit as of March 31, 2008. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $27.8 million and $22.8 million as of March 31, 2008 and December 31, 2007, respectively.
Junior Subordinated Debentures
The Company has outstanding $16.7 million of junior subordinated debentures issued to a statutory trust subsidiary. The junior subordinated debentures have a fixed interest rate of 10.20% and mature 30 years from the February 2001 issuance date. The Company incurred $487,000 in costs related to the issuance that are being amortized over 20 years using the straight-line method. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary.
Equity Activities
Total shareholders’ equity amounted to $197.4 million as of March 31, 2008, an increase of $2.1 million from $195.3 million as of December 31, 2007. The increase in shareholders’ equity during the three months ended March 31, 2008 primarily resulted from $5.2 million of comprehensive income, offset by $1.9 million in dividends declared and $1.3 million in treasury stock acquisitions under the Company’s common stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, lines of credit, and access to the financial and capital markets.
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
The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain mortgage-backed and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. Further deterioration in credit quality, with a continuation of the current imbalances in liquidity that exist in the marketplace, will increase the potential that the impairment that exists on some of our asset holdings might be determined to be other-than-temporary and the Company would incur associated write-downs. Certain of our privately issued whole loan collateralized mortgage obligations, pooled trust preferred securities and auction rate preferred equity securities are most affected by these issues and are most at risk for potential impairment write-downs.
The Company’s cash and cash equivalents were $103.0 million as of March 31, 2008, an increase of $56.3 million from $46.7 million as of December 31, 2007. The Company’s net cash provided by operating activities totaled $3.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash provided by investing activities totaled $1.7 million, which included net proceeds of $10.9 million from securities transactions, offset by $9.1 million of net loan originations. Net cash provided by financing activities of $51.0 million was primarily attributed to the $52.0 million increase in deposits. The Company’s cash and cash equivalents were $133.1 million as of March 31, 2007 an increase of $23.3 million from $109.8 million as of December 31, 2006.
Capital Resources
The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The leverage ratio is utilized in assessing capital adequacy with a minimum requirement that can range from 4.0% to 5.0%. The guidelines also require a minimum total risk-based capital ratio of 8.0%.
The Company’s Tier 1 leverage ratio was 9.38% as of March 31, 2008 an increase of 3 basis points from 9.35% as of December 31, 2007. Total Tier 1 capital of $173.6 million as of March 31, 2008 was up from $172.9 million as of December 31, 2007. Adjusted quarterly average assets of $1.851 billion for the first quarter of 2008 increased slightly in comparison to $1.849 billion for the fourth quarter of 2007.
The Company’s Tier 1 risk-based capital ratio was 15.34% as of March 31, 2008, down from 15.74% as of December 31, 2007. The Company’s total risk-weighted capital ratio was 16.59% as of March 31, 2008 compared to 16.99% as of December 31, 2007. Total risk-based capital as of March 31, 2008 was $187.7 million, an increase of $1.0 million from December 31, 2007. Net risk-weighted assets as of March 31, 2008 were $1.131 billion, up $32.8 million compared to $1.098 billion as of December 31, 2007.

The following is a summary of the risk-based capital ratios for the Company and FSB:

	March 31,	December 31,
	2008	2007
Tier 1 leverage ratio
Company	9.38%	9.35%
FSB	8.48%	8.54%

Tier 1 risk-based capital ratio
Company	15.34%	15.74%
FSB	13.91%	14.40%

Total risk-based capital ratio
Company	16.59%	16.99%
FSB	15.16%	15.65%
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
The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated March 11, 2008, as filed with the Securities and Exchange Commission.
Item 4. Controls and Procedures
a) As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
b) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated March 11, 2008, as filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
The Company has experienced no significant changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated March 11, 2008, as filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased as	that May Yet Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	per Share	Programs	(1)

01/01/08 — 01/31/08	35,399	$18.42	35,399	$1,827,000
02/01/08 — 02/29/08	14,700	19.36	14,700	1,543,000
03/01/08 — 03/31/08	20,103	18.27	20,103	1,176,000

Total	70,202	$18.57	70,202	$1,176,000

(1)	On July 25, 2007, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. Under the program, stock repurchases may be made either in the open market or through privately negotiated transactions.

Item 6. Exhibits
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan (applies to July 2006 and 2007 options)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan (applies to July 2006 and 2007 RSAs)	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan (applies to January 2008 RSAs)	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

Exhibit No.	Description	Location

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

32.1	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

32.2	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

Date		Signatures

May 6, 2008	By:	/s/ Peter G. Humphrey

Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2008	By:	/s/ Ronald A. Miller

Ronald A. Miller
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)