Form 10-Q
period 2008-06-30
FINANCIAL INSTITUTIONS INC
filed 2008-08-05
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF JULY 31, 2008

Common Stock, $0.01 par value	10,807,977 shares

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$60,640	$45,165
Federal funds sold and interest-bearing deposits in other banks	2,409	1,508

Total cash and cash equivalents	63,049	46,673
Securities available for sale, at fair value	669,752	695,241
Securities held to maturity, at amortized cost (fair value of $56,609 and $59,902, respectively)	56,508	59,479
Loans held for sale	926	906

Loans	1,010,749	964,173
Less: Allowance for loan losses	16,038	15,521

Loans, net	994,711	948,652

Premises and equipment, net	33,893	34,157
Goodwill	37,369	37,369
Other assets	39,240	35,399

Total assets	$1,895,448	$1,857,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$288,258	$286,362
Interest-bearing demand, savings and money market	710,607	681,953
Certificates of deposit	596,890	607,656

Total deposits	1,595,755	1,575,971

Short-term borrowings	51,977	25,643
Long-term borrowings	20,786	25,865
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	16,702
Other liabilities	21,230	18,373

Total liabilities	1,706,450	1,662,554

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, 10,000 authorized shares, 1,586 shares issued and outstanding	159	159
8.48% cumulative preferred stock, $100 par value, 200,000 authorized shares, 174,223 shares issued and outstanding	17,422	17,422
Common stock, $0.01 par value, 50,000,000 authorized shares, 11,348,122 shares issued and outstanding	113	113
Additional paid-in capital	24,320	24,778
Retained earnings	159,946	158,744
Accumulated other comprehensive (loss) income	(4,650)	667
Treasury stock, at cost - 435,510 and 336,971 shares, respectively	(8,312)	(6,561)

Total shareholders’ equity	188,998	195,322

Total liabilities and shareholders’ equity	$1,895,448	$1,857,876

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$16,400	$16,932	$33,128	$33,559
Interest and dividends on investment securities	7,942	8,952	16,176	17,379
Other interest income	194	574	504	1,326

Total interest income	24,536	26,458	49,808	52,264

Interest expense:
Deposits	7,419	11,338	16,655	22,101
Short-term borrowings	132	153	284	322
Long-term borrowings	366	483	733	969
Junior subordinated debentures	432	432	864	864

Total interest expense	8,349	12,406	18,536	24,256

Net interest income	16,187	14,052	31,272	28,008

Provision (credit) for loan losses	1,358	(153)	2,074	(153)

Net interest income after provision (credit) for loan losses	14,829	14,205	29,198	28,161

Noninterest income:
Service charges on deposits	2,518	2,767	5,018	5,336
ATM and debit card	856	724	1,608	1,344
Broker-dealer fees and commissions	401	347	860	730
Loan servicing	232	243	418	449
Net gain on sale of loans held for sale	92	116	256	276
Net gain (loss) on investment securities	(3,744)	51	(3,571)	51
Net gain on sale of other assets	115	31	152	101
Corporate owned life insurance	27	29	46	49
Other	435	298	889	1,008

Total noninterest income	932	4,606	5,676	9,344

Noninterest expense:
Salaries and employee benefits	8,169	8,008	16,605	16,362
Occupancy and equipment	2,567	2,450	5,147	4,898
Computer and data processing	580	589	1,161	1,046
Professional fees and services	480	577	1,037	1,072
Supplies and postage	437	402	878	840
Advertising and promotions	283	464	433	684
Amortization of other intangible assets	76	76	153	153
Other	1,793	1,782	3,244	3,221

Total noninterest expense	14,385	14,348	28,658	28,276

Income before income taxes	1,376	4,463	6,216	9,229

Income tax expense (benefit)	(255)	1,020	806	2,171

Net income	$1,631	$3,443	$5,410	$7,058

Earnings per common share (note 3):
Basic	$0.12	$0.27	$0.43	$0.56
Diluted	$0.12	$0.27	$0.43	$0.56
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’
Equity and Comprehensive Income (Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	$159	$17,422	$113	$24,778	$158,744	$667	$(6,561)	$195,322

Purchase 157,828 shares of common stock	—	—	—	—	—	—	(2,899)	(2,899)

Issue 51,500 shares of common stock — restricted stock awards	—	—	—	(998)	—	—	998	—

Amortization of unvested stock-based compensation	—	—	—	552	—	—	—	552

Issue 1,877 shares of common stock — exercised stock options, net of tax	—	—	—	(10)	—	—	36	26

Issue 5,912 shares of common stock — directors retainer	—	—	—	(2)	—	—	114	112

Cumulative effect of adoption of EITF 06-04	—	—	—	—	(284)	—	—	(284)

Comprehensive income:

Net income	—	—	—	—	5,410	—	—	5,410

Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(3,114)	—	(3,114)

Reclassification adjustment for net loss on securities available for sale included in net income, net of tax	—	—	—	—	—	(2,189)	—	(2,189)

Defined benefit pension plan, net of tax	—	—	—	—	—	4	—	4

Postretirement benefit plan, net of tax	—	—	—	—	—	(18)	—	(18)

Other comprehensive loss								(5,317)

Total comprehensive income								93

Cash dividends declared:

3% Preferred — $1.50 per share	—	—	—	—	(2)	—	—	(2)

8.48% Preferred — $4.24 per share	—	—	—	—	(739)	—	—	(739)

Common — $0.29 per share	—	—	—	—	(3,183)	—	—	(3,183)

Balance at June 30, 2008	$159	$17,422	$113	$24,320	$159,946	$(4,650)	$(8,312)	$188,998

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$5,410	$7,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,955	1,962
Net amortization (accretion) of premiums and discounts on investment securities	293	(155)
Provision (credit) for loan losses	2,074	(153)
Amortization of unvested stock-based compensation	552	421
Deferred income tax (benefit) expense	(1,078)	332
Proceeds from sale of loans held for sale	21,194	20,170
Originations of loans held for sale	(20,958)	(20,334)
Net loss (gain) on investment securities	3,571	(51)
Net gain on sale of loans held for sale	(256)	(276)
Net gain on sale and disposal of other assets	(152)	(101)
Decrease in other assets	346	1,586
(Decrease) increase in other liabilities	(1,267)	357

Net cash provided by operating activities	11,684	10,816

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(255,479)	(182,924)
Held to maturity	(27,823)	(31,063)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	224,420	144,372
Held to maturity	30,902	19,984
Proceeds from sale of securities available for sale	47,545	14,275
Net loan originations	(48,688)	(15,843)
Proceeds from sales of other assets	903	688
Purchase of premises and equipment	(1,650)	(1,988)

Net cash used in investing activities	(29,870)	(52,499)

Cash flows from financing activities:
Net increase (decrease) in deposits	19,784	(647)
Net increase (decrease) in short-term borrowings	26,334	(9,789)
Repayment of long-term borrowings	(5,079)	(1,028)
Purchase of preferred and common shares	(2,899)	(3,986)
Issuance of common shares	112	105
Stock options exercised	26	174
Excess tax benefit from stock options exercised	—	8

Dividends paid	(3,716)	(2,897)

Net cash provided by (used in) financing activities	34,562	(18,060)

Net increase (decrease) in cash and cash equivalents	16,376	(59,743)

Cash and cash equivalents, beginning of period	46,673	109,772

Cash and cash equivalents, end of period	$63,049	$50,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,422	$22,124
Cash paid for income taxes	1,755	2,321

Supplemental disclosure of noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$555	$1,081
Dividends declared and unpaid	2,013	1,600
Net increase in unsettled security purchases	3,618	1,060
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) BASIS OF PRESENTATION
Financial Institutions, Inc. (“FII”), a financial holding company organized under the laws of New York State, and its subsidiaries (collectively the “Company”) provide deposit, lending and other financial services to individuals and businesses in Central and Western New York State. The Company is subject to regulation by certain federal and state agencies.
FII’s primary subsidiary is its New York State-chartered Five Star Bank (100% owned) (“FSB” or the “Bank”). In addition, FII’s business operations include a broker-dealer subsidiary, Five Star Investment Services, Inc. (100% owned) (“FSIS”). During the second quarter of 2008, FII received Federal Reserve Bank (“FRB”) approval for an election to reinstate its status as a financial holding company under the Gramm-Leach-Bliley Act, which permits FII to engage in business activities that are financial in nature or incidental to financial activity.
FII formed the FISI Statutory Trust I (100% owned) (the “Trust”) in February 2001 to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). FII capitalized the Trust with a $502 thousand investment in the Trust’s common securities. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary. Therefore, the Company’s consolidated statements of financial position reflect the $16.7 million in junior subordinated debentures as a liability and the $502 thousand investment in the Trust’s common securities is included in other assets.
In management’s opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2008. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2007, dated March 11, 2008, as filed with the Securities and Exchange Commission. The consolidated financial information included herein combines the results of operations, the assets, liabilities and shareholders’ equity of FII and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported revenues and expenses for the period. Current market conditions increase the risk and uncertainty associated with these estimates and assumptions and, although management uses its best judgment, actual results could differ from those estimates. Material estimates that are particularly susceptible to near-term change are the allowance for loan losses and the valuation of the investment securities portfolio.
Amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current period’s presentation.
(2.) RECENT ACCOUNTING PRONOUNCEMENTS
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-04”). In accordance with EITF 06-04, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of EITF 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company adopted this statement on January 1, 2008 and recorded a liability (included in other liabilities in the consolidated statement of financial position) of $284 thousand and a corresponding cumulative-effect adjustment to retained earnings as disclosed in the consolidated statement of changes in shareholders’ equity and other comprehensive income.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised — 2007).” SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity. However, the adoption may have a significant impact if the Company makes future acquisitions.
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
In April 2008, the FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.)	EARNINGS PER COMMON SHARE
Basic earnings per common share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding excluding unvested restricted stock. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2008	2007	2008	2007

Net income	$1,631	$3,443	$5,410	$7,058
Less: Preferred stock dividends	370	371	741	742

Net income available to common shareholders	$1,261	$3,072	$4,669	$6,316

Weighted average number of common shares used to calculate basic earnings per common share	10,879	11,189	10,909	11,252
Add: Effect of common stock equivalents	49	34	42	39

Weighted average number of common shares used to calculate diluted earnings per common share	10,928	11,223	10,951	11,291

Earnings per common share:
Basic	$0.12	$0.27	$0.43	$0.56
Diluted	$0.12	$0.27	$0.43	$0.56
There were approximately 392,000 and 386,000 weighted average common stock equivalents from outstanding stock options for the three and six months ended June 30, 2008, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive. There were approximately 296,000 and 283,000 weighted average stock options for the three and six months ended June 30, 2007, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
(4.) FAIR VALUE ACCOUNTING
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The Company measures or monitors certain of its assets on either a recurring or nonrecurring fair value basis. Fair value is used on a recurring basis for securities available for sale, as fair value is the primary basis of accounting for these securities. Additionally, fair value is used on a nonrecurring basis to evaluate certain assets for impairment. Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets, collateral dependent impaired loans, other real estate owned (“ORE”) and repossessed assets.
Assets measured and recorded at fair value on a recurring basis as of June 30, 2008 are summarized as follows:

	Assets Measured and Recorded at Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$669,752	$725	$638,219	$30,808
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2008:

Fair Value Measurements
Using Significant
(Dollars in thousands)	Unobservable Inputs

Securities available for sale (level 3), beginning of period	$—

Transfers into level 3	33,850
Sale	(1,000)
Unrealized losses included in other comprehensive income	(2,042)

Securities available for sale (level 3), end of period	$30,808

Assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2008 are summarized as follows:

	Assets Measured and Recorded at Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$470	$—	$470	$—
ORE and repossessed assets	953	—	953	—
The amount of total gains or losses included in earnings attributable to assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2008 was not significant.
The following summarizes the valuation technique for assets measured and recorded at fair value:
Securities available for sale. Fair value is generally based on quoted market prices or quoted market prices for similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. The securities valued using unobservable inputs were the auction-rate preferred equity securities as the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument and there is currently no secondary market for this type of security. The Company obtained third-party dealer quotes that were derived by the dealer obtaining price quotes for identical preferred equity securities not held in a trust and adjusting those prices to reflect the rate-capped and leverage components of the trust structure of the instruments owned by the Company.
Impaired loans (collateral dependent). Fair value is determined based upon estimates of the value of the collateral underlying the impaired loans.
ORE and repossessed assets. Fair value is determined based on third party appraisals of comparable property or valuation guides at the time title to the property is obtained.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below:

	June 30, 2008
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency and GSE obligations	$89,200	$363	$294	$89,269
Mortgage-backed securities	384,791	1,285	6,261	379,815
Other asset-backed securities	32,207	21	4,409	27,819
State and municipal obligations	139,773	1,742	199	141,316
Equity securities	33,246	375	2,088	31,533

Total available for sale securities	$679,217	$3,786	$13,251	$669,752

Securities held to maturity:
State and municipal obligations	$56,508	$423	$322	$56,609

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency and GSE obligations	$158,920	$344	$324	$158,940
Mortgage-backed securities	297,798	832	2,758	295,872
Other asset-backed securities	34,115	55	972	33,198
State and municipal obligations	171,294	1,568	261	172,601
Equity securities	33,930	700	—	34,630

Total available for sale securities	$696,057	$3,499	$4,315	$695,241

Securities held to maturity:
State and municipal obligations	$59,479	$431	$8	$59,902

Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $126.2 million and $122.9 million at June 30, 2008, and an amortized cost and fair value of $137.1 million and $135.9 million at December 31, 2007.
For the six months ended June 30, 2008, proceeds from sales of securities available for sale were $47.5 million, gross realized gains were $223 thousand and gross realized losses were $3.8 million. Realized losses included a valuation write-down for impaired securities of $3.8 million recorded in the second quarter of 2008. For the six months ended June 30, 2007, proceeds from sales of securities available for sale were $14.3 million, gross realized gains were $51 thousand with no gross losses.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007.

	June 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and GSE obligations	$37,198	$294	$—	$—	$37,198	$294
Mortgage-backed securities	198,651	4,835	32,860	1,426	231,511	6,261
Other asset-backed securities	15,133	3,165	9,178	1,244	24,311	4,409
State and municipal obligations	19,594	198	184	1	19,778	199
Equity securities	19,243	2,088	—	—	19,243	2,088

Total available for sale securities	289,819	10,580	42,222	2,671	332,041	13,251

Securities held to maturity:
State and municipal obligations	16,403	322	—	—	16,403	322

Total temporarily impaired securities	$306,222	$10,902	$42,222	$2,671	$348,444	$13,573

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and GSE obligations	$18,287	$45	$64,937	$279	$83,224	$324
Mortgage-backed securities	38,479	398	170,532	2,360	209,011	2,758
Other asset-backed securities	26,418	971	808	1	27,226	972
State and municipal obligations	701	17	45,657	244	46,358	261

Total available for sale securities	83,885	1,431	281,934	2,884	365,819	4,315

Securities held to maturity:
State and municipal obligations	7,153	4	875	4	8,028	8

Total temporarily impaired securities	$91,038	$1,435	$282,809	$2,888	$373,847	$4,323

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Once a decline in fair value is determined to be other than temporary the cost basis of the security is reduced through a charge to earnings and included in net gain (loss) on investment securities in the consolidated statement of income.
Based upon an evaluation performed as of June 30, 2008, the Company recorded an impairment charge of $3.8 million ($2.3 million, net of tax) related to four securities in the investment portfolio considered to be other-than-temporarily impaired (“OTTI”) at June 30, 2008. The OTTI determination related to two privately issued whole loan collateralized mortgage obligations with exposure to sub-prime mortgages and two pooled trust preferred securities with exposure to banking institutions impacted by recent disruptions facing the financial industry.
The Company has both the ability and intent to hold debt securities in an unrealized loss position until such time as the value recovers or the securities mature and management believes that the unrealized losses on debt securities at June 30, 2008 represent temporary impairments. Also, at June 30, 2008, the Company’s equity securities were in an unrealized loss position for a short duration and the Company has the ability and intent to hold these securities until market recovery. Therefore, management has determined that the unrealized losses on equity securities at June 30, 2008 are temporary.
Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely effect the fair values of the Company’s investment portfolio and will increase the potential that certain unrealized losses will be designated as other than temporary in future periods and that the Company will incur additional write-downs in the future.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $8.2 million and $5.9 million as of June 30, 2008 and December 31, 2007, respectively, are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial	$140,745	$136,780
Commercial real estate	250,872	245,797
Agricultural	45,231	47,367
Residential real estate	172,396	166,863
Consumer indirect	177,967	134,977
Consumer direct and home equity	223,538	232,389

Total loans	1,010,749	964,173
Allowance for loan losses	(16,038)	(15,521)

Total loans, net	$994,711	$948,652

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
Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely loan payments, which could have a negative impact on earnings.
(7.) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
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
Net periodic pension cost consists of the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$364	$374	$728	$749
Interest cost on projected benefit obligation	390	368	780	736
Expected return on plan assets	(523)	(477)	(1,046)	(954)
Amortization of unrecognized loss	—	8	—	16
Amortization of unrecognized prior service cost	3	3	6	6

Net periodic pension cost	$234	$276	$468	$553

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The minimum required contribution is zero for the year ended December 31, 2008; however the Company is considering making a discretionary contribution to the pension plan during 2008.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
(8.) COMMITMENTS AND CONTINGENCIES
In the normal course of business there are outstanding commitments to extend credit not reflected in the accompanying consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $320.6 million and $273.4 million were contractually available as of June 30, 2008 and December 31, 2007, respectively, and are not reflected in the consolidated statements of financial condition (unaudited). Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $7.2 million and $7.3 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the fair value of the stand-by letters of credit was not material to the Company’s consolidated financial statements.
From time to time the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.
(9.) STOCK COMPENSATION PLANS
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
The Company awarded grants of 51,500 restricted shares to eleven key officers during the six months ended June 30, 2008. The market price of the restricted shares on the date of grant was $19.22. Both a performance requirement and a service requirement must be satisfied before the participant becomes vested in the shares. The performance period for the awards is the Company’s fiscal year ending on December 31, 2008. The Company granted 22,000 stock options to directors during the six months ended June 30, 2008, with a weighted average grant date fair value of $6.22.
The following table presents the expense associated with the amortization of unvested stock compensation included in the consolidated statements of income (unaudited) for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Stock options:
Management Stock Incentive Plan (1)	$80	$78	$179	$171
Director Stock Incentive Plan (2)	9	179	16	200

Total amortization of unvested stock options	89	257	195	371

Restricted stock awards:
Management Stock Incentive Plan (1)	138	26	357	50

Total amortization of unvested restricted stock awards	138	26	357	50

Total amortization of unvested restricted stock compensation	$227	$283	$552	$421

(1)	Included in salaries and employee benefits in the consolidated statements of income (unaudited).

(2)	Included in other noninterest expense in the consolidated statements of income (unaudited).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10.) INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of December 31, 2007, the Company’s unrecognized tax benefits totaled $50 thousand, of which $32 thousand would impact the Company’s effective tax rate, if recognized or reversed. The unrecognized tax benefit was associated with a New York State (“NYS”) examination of the Company’s 2002 through 2005 tax years that remained in process as of December 31, 2007. During February 2008, the NYS examination was concluded and the taxes and related accrued interest were paid consistent with the amounts accrued as discussed above. As of June 30, 2008, there is no unrecognized tax benefit or corresponding accrued interest and penalties. The 2006 and 2007 tax years remain subject to examination for both the Federal and New York State tax jurisdictions.

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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to those described in Item 1A of the Company’s 2007 Annual Report on Form 10-K and the following:
•	Significantly increased competition between depository and other financial institutions;

•	Changes in the interest rate environment or yield curve that reduces our margins or the fair value of financial instruments;

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Declines in the value of real estate, equipment, livestock and other assets serving as collateral for our loans outstanding, which could affect our allowance for loan losses;

•	Legislative or regulatory changes that adversely affect our business;

•	Adverse conditions in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in accounting policies and practices, as generally accepted in the United States of America; and

•	Actions taken by regulators with jurisdiction over the Company or its subsidiaries.
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
The Company’s revenues are dependent primarily on net interest income, which is the difference between the income earned on loans and investment securities and the interest paid on deposits and borrowings. Revenues are also affected by service charges on deposits, ATM and debit card income, broker-dealer fees and commissions, loan servicing income, corporate owned life insurance, gain or loss on the sale or call of investment securities, gain or loss on sale of loans held for sale, gain or loss on the sale of other assets and other miscellaneous noninterest income.
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

OVERVIEW
Net income for the second quarter of 2008 was $1.6 million, or $0.12 per diluted share, compared with $3.4 million, or $0.27 per diluted share, for the same quarter last year. For the first six months of 2008 net income was $5.4 million, or $0.43 per diluted share, compared with $7.1 million, or $0.56 per diluted share, for the first six months of 2007.
The decline in net income reflects a valuation write-down of certain investment securities totaling $3.8 million ($2.3 million, net of tax, or approximately $0.21 per diluted share on both a quarter-to-date and year-to-date basis), as four securities in the investment portfolio were considered to be other-than-temporarily impaired (“OTTI”) at June 30, 2008. The OTTI determination related to two privately issued whole loan collateralized mortgage obligations (“CMOs) with exposure to sub-prime mortgages and two pooled trust preferred securities with exposure to banking institutions impacted by recent disruptions facing the banking industry.
Net interest income was $16.2 million for the second quarter, up $2.1 million, or 15%, from the second quarter of 2007, reflecting continued improvement in net interest margin and improved earning asset mix from growth of the loan portfolio. Net interest income was $31.3 million for the six months ended June 30, 2008, up $3.3 million in comparison to the same period last year.
The net interest margin increased 59 basis points, to 3.94%, compared with 3.35% for the second quarter of 2007. The six month period ended June 30, 2008 saw a similar increase of 46 basis points in net interest margin to 3.83% compared to the same period last year. The improved net interest margin resulted principally from lower funding costs, an improved yield from investment securities and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets.
The Company’s provision for loan losses for the three and six months ended June 30, 2008 were $1.4 million and $2.1 million, respectively, compared to a credit to provision for loan losses of $153 thousand for the comparable periods in 2007.
The Company continued to aggressively manage noninterest expense and saw only slight increases of 0.3% and 1.4% when comparing the second quarter and year-to-date of 2008 to the same periods last year.
The Company experienced an increase of $46.6 million in loans to $1.011 billion at June 30, 2008 compared to $964.2 million at December 31, 2007. The increase reflects execution of the Company’s business plan to rebuild its loan portfolio in a disciplined manner. Nonperforming assets decreased $2.0 million from December 31, 2007 to $7.5 million at June 30, 2008. Since June 30, 2007, nonperforming assets have declined $4.3 million, or 36%.
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

The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. The adequacy of the allowance for loan losses is subject to ongoing management review.
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
Impairment of Investment Securities
Management also makes judgments and estimates to determine whether a decline in fair value of investment securities below their cost is “other than temporary.” Declines in fair value of investment securities below their cost that are deemed “other than temporary” are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SELECTED FINANCIAL DATA
The following tables present certain information and ratios that management of the Company considers important in evaluating performance:

	At or for the three months		At or for the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
PER COMMON SHARE DATA
Net income — basic	$0.12	$0.27	$0.43	$0.56
Net income — diluted	0.12	0.27	0.43	0.56
Cash dividends declared	0.15	0.11	0.29	0.21
Book value	15.71	14.80	15.71	14.80
Tangible book value	12.24	11.38	12.24	11.38

COMMON SHARES OUTSTANDING
Weighted average shares — basic	10,879,405	11,188,840	10,908,840	11,252,472
Weighted average shares — diluted	10,927,981	11,222,994	10,951,328	11,291,219
Period end	10,912,612	11,161,835	10,912,612	11,161,835

PERFORMANCE
Return on average assets (1)	0.35%	0.71%	0.57%	0.74%
Return on average common equity (1)	2.85	7.40	5.25	7.68
Return on average tangible common equity (1)	3.63	9.60	6.66	9.97
Common dividend payout ratio	125.00	40.74	67.44	37.50
Net interest margin (tax-equivalent)	3.94	3.35	3.83	3.37
Efficiency ratio (2)	64.21	72.04	65.87	70.72
Full-time equivalent employees	600	636	600	636

ASSET QUALITY DATA
Loans past due 90 days or more	$1	$4	$1	$4
Nonaccruing loans	6,254	10,402	6,254	10,402

Total nonperforming loans	6,255	10,406	6,255	10,406
Other real estate owned (ORE) and repossessed assets (repos)	1,235	1,352	1,235	1,352

Total nonperforming assets	7,490	11,758	7,490	11,758
Gross loan charge-offs	1,418	969	2,876	1,662
Net loan charge-offs	869	239	1,557	373
Allowance for loan losses	16,038	16,522	16,038	16,522

ASSET QUALITY RATIOS
Nonperforming loans to total loans	0.62%	1.11%	0.62%	1.11%
Nonperforming assets to total loans, ORE and repos	0.74	1.25	0.74	1.25
Nonperforming assets to total assets	0.40	0.62	0.40	0.62
Allowance for loan losses to total loans	1.59	1.76	1.59	1.76
Allowance for loan losses to nonperforming loans	256	159	256	159
Net loan charge-offs to average loans (1)	0.35	0.10	0.32	0.08

CAPITAL RATIOS
Period-end common equity to total assets	9.04%	8.70%
Period-end tangible common equity to total tangible assets	7.19	6.83
Leverage ratio	9.15	8.89
Tier 1 risk-based capital ratio	14.56	15.86
Total risk-based capital ratio	15.81	17.12

(1)	Ratios have been annualized.

(2)
The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain (loss) on investment securities and net gain on sale of trust relationships.

NET INCOME ANALYSIS
Net Interest Income
Net interest income was $16.2 million for the second quarter of 2008, up $2.1 million versus the second quarter of 2007. Net interest margin improved 59 basis points to 3.94% in the second quarter of 2008 versus 3.35% in the second quarter of 2007. The yield on interest-earning assets decreased 26 basis points, to 5.83%, for the quarter ended June 30, 2008, compared to the same quarter a year ago. The decline in interest-earning asset yield was a result of lower market interest rates, however the benefits associated with a higher percentage of earnings assets being deployed in higher yielding loan assets partially offset the lower interest rates. For the quarter ended June 30, 2008, investment securities and loans comprised 42.0% and 55.9%, respectively of total average interest-earnings assets. For the quarter ended June 30, 2007, investment securities and loans comprised 46.2% and 51.4%, respectively of total average interest-earnings assets. This shift in the mix of interest-earning assets reflects execution of the Company’s business plan to rebuild, in a disciplined manner, the commercial loan portfolio and grow consumer indirect auto loans. The Company’s cost of funds decreased 85 basis points, to 1.89%, for the second quarter of 2008, versus the same quarter last year, again primarily the result of a reduction in market interest rates, coupled with management’s efforts to lower its deposit costs.
For the first six months of 2008 net interest income was $31.3 million compared with $28.0 for the same period in 2007. Net interest margin improved 46 basis points to 3.83% for the first six months of 2008 versus 3.37% for the same period last year. The yield on interest-earning assets decreased 14 basis points, to 5.94%, for the six months ended June 30, 2008, compared to the same period a year ago. The decline in interest-earning asset yield was a result of lower market interest rates, however the benefits associated with a higher percentage of earnings assets being deployed in higher yielding loan assets partially offset the lower interest rates. For the six months ended June 30, 2008, investment securities and loans comprised 42.4% and 55.3%, respectively of total average interest-earnings assets. For the six months ended June 30, 2007, investment securities and loans comprised 45.7% and 51.4%, respectively of total average interest-earnings assets. The Company’s cost of funds decreased 60 basis points, to 2.11%, for the first half of 2008, versus the same period last year, again primarily the result of a reduction in market interest rates, coupled with management’s efforts to lower its deposit costs.
The following table provides a reconciliation between tax equivalent net interest income as presented in the average balance sheets that follow and net interest income in the consolidated financial statements filed herewith in Part I, Item 1, “Financial Statements”.

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net interest income (tax equivalent)	$17,401	$15,193	$33,762	$30,298
Less: tax-exempt TE adjustment	1,003	1,099	2,067	2,213
Less: tax-preferred TE adjustment	211	42	423	77

Net interest income	$16,187	$14,052	$31,272	$28,008

Average Balance Sheets
The following tables present, for the periods indicated, information regarding: (i) the average balance sheet; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields and tax-preferred yields on investment securities that qualify for the Federal dividend received deduction (“DRD”) have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are calculated using daily balances. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and nonaccruing loans.

	Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$35,733	$194	2.18%	$43,320	$574	5.31%
Investment securities:
Taxable	491,541	5,411	4.40	591,893	6,702	4.53
Tax-exempt	219,861	2,950	5.37	235,683	3,233	5.49
Tax-preferred	33,246	795	9.61	10,030	158	6.32

Total investment securities	744,648	9,156	4.92	837,606	10,093	4.82
Loans held for sale	1,289	20	6.12	735	11	6.10
Loans:
Commercial	150,380	2,285	6.11	119,072	2,408	8.11
Commercial real estate	244,688	4,270	7.02	248,135	4,646	7.51
Agricultural	44,504	754	6.82	53,298	1,019	7.67
Residential real estate	169,925	2,683	6.31	163,656	2,672	6.53
Consumer indirect	156,728	2,800	7.19	111,563	1,898	6.83
Consumer direct and home equity	223,906	3,588	6.44	236,914	4,278	7.24

Total loans	990,131	16,380	6.65	932,638	16,921	7.27

Total interest-earning assets	1,771,801	25,750	5.83	1,814,299	27,599	6.09

Allowance for loan losses	(15,649)			(17,074)
Other noninterest-earning assets	141,362			141,460

Total assets	$1,897,514			$1,938,685

Interest-bearing liabilities:
Deposits:
Savings and money market	$378,799	$957	1.02%	$357,849	$1,608	1.80%
Interest-bearing demand	342,463	761	0.89	335,009	1,459	1.75
Certificates of deposit	615,950	5,701	3.72	706,540	8,271	4.70

Total interest-bearing deposits	1,337,212	7,419	2.23	1,399,398	11,338	3.29
Short-term borrowings	31,739	132	1.67	22,952	153	2.68
Long-term borrowings	25,461	366	5.77	37,482	483	5.16
Junior subordinated debentures	16,702	432	10.35	16,702	432	10.35

Total interest-bearing liabilities	1,411,114	8,349	2.38	1,476,534	12,406	3.37

Noninterest-bearing demand deposits	275,570			258,577
Other noninterest-bearing liabilities	15,527			19,466
Shareholders’ equity	195,303			184,108

Total liabilities and shareholders’ equity	$1,897,514			$1,938,685

Net interest income (tax-equivalent)		$17,401			$15,193

Interest rate spread			3.45%			2.72%

Net earning assets	$360,687			$337,765

Net interest margin (tax-equivalent)			3.94%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.56%			122.88%

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$38,270	$504	2.65%	$50,324	$1,326	5.31%
Investment securities:
Taxable	491,927	10,993	4.47	576,992	12,870	4.46
Tax-exempt	224,090	6,079	5.43	237,758	6,510	5.48
Tax-preferred	33,219	1,594	9.65	9,126	289	6.34

Total investment securities	749,236	18,666	4.98	823,876	19,669	4.77
Loans held for sale	938	29	6.21	641	20	6.14
Loans:
Commercial	145,360	4,737	6.55	114,206	4,615	8.15
Commercial real estate	244,960	8,597	7.06	245,958	9,175	7.52
Agricultural	44,938	1,659	7.42	54,497	2,068	7.65
Residential real estate	168,304	5,350	6.36	163,352	5,315	6.51
Consumer indirect	147,242	5,189	7.09	108,921	3,653	6.77
Consumer direct and home equity	226,470	7,567	6.72	240,156	8,713	7.31

Total loans	977,274	33,099	6.80	927,090	33,539	7.28

Total interest-earning assets	1,765,718	52,298	5.94	1,801,931	54,554	6.08

Allowance for loan losses	(15,590)			(17,116)
Other noninterest-earning assets	144,066			141,890

Total assets	$1,894,194			$1,926,705

Interest-bearing liabilities:
Deposits:
Savings and money market	$370,112	$2,281	1.24%	$346,216	$2,978	1.73%
Interest-bearing demand	343,783	1,878	1.10	345,340	3,052	1.78
Certificates of deposit	624,774	12,496	4.02	695,014	16,071	4.66

Total interest-bearing deposits	1,338,669	16,655	2.50	1,386,570	22,101	3.21
Short-term borrowings	29,277	284	1.95	25,985	322	2.50
Long-term borrowings	25,640	733	5.75	37,828	969	5.17
Junior subordinated debentures	16,702	864	10.35	16,702	864	10.35

Total interest-bearing liabilities	1,410,288	18,536	2.64	1,467,085	24,256	3.33

Noninterest-bearing demand deposits	271,446			256,437
Other noninterest-bearing liabilities	16,022			19,649
Shareholders’ equity	196,438			183,534

Total liabilities and shareholders’ equity	$1,894,194			$1,926,705

Net interest income (tax-equivalent)		$33,762			$30,298

Interest rate spread			3.30%			2.75%

Net earning assets	$355,430			$334,846

Net interest margin (tax-equivalent)			3.83%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.20%			122.82%

Rate/Volume Analysis
The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes in volume (changes in volume multiplied by prior interest rate); (ii) changes in rate (change in rate multiplied by current volume); and (iii) the net change.

	Three months ended			Six months ended
	June 30, 2008 vs. 2007			June 30, 2008 vs. 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-earning deposits	$(101)	$(279)	$(380)	$(318)	$(504)	$(822)
Investment securities:
Taxable	(1,136)	(155)	(1,291)	(1,897)	20	(1,877)
Tax-exempt	(217)	(66)	(283)	(374)	(57)	(431)
Tax-preferred	366	271	637	763	542	1,305

Total investment securities	(987)	50	(937)	(1,508)	505	(1,003)
Loans held for sale	8	1	9	9	—	9
Loans:
Commercial	633	(756)	(123)	1,259	(1,137)	122
Commercial real estate	(65)	(311)	(376)	(37)	(541)	(578)
Agricultural	(168)	(97)	(265)	(363)	(46)	(409)
Residential real estate	102	(91)	11	161	(126)	35
Consumer indirect	768	134	902	1,285	251	1,536
Consumer direct and home equity	(235)	(455)	(690)	(497)	(649)	(1,146)

Total loans	1,035	(1,576)	(541)	1,808	(2,248)	(440)

Total interest-earning assets	$(45)	$(1,804)	$(1,849)	$(9)	$(2,247)	$(2,256)

Interest-bearing liabilities:
Deposits:
Savings and money market	$94	$(745)	$(651)	$206	$(903)	$(697)
Interest-bearing demand	32	(730)	(698)	(14)	(1,160)	(1,174)
Certificates of deposit	(1,060)	(1,510)	(2,570)	(1,624)	(1,951)	(3,575)

Total interest-bearing deposits	(934)	(2,985)	(3,919)	(1,432)	(4,014)	(5,446)
Short-term borrowings	59	(80)	(21)	41	(79)	(38)
Long-term borrowings	(155)	38	(117)	(312)	76	(236)
Junior subordinated debentures	—	—	—	—	—	—

Total interest-bearing liabilities	$(1,030)	$(3,027)	$(4,057)	$(1,703)	$(4,017)	$(5,720)

Change in net interest income	$985	$1,223	$2,208	$1,694	$1,770	$3,464

Provision for Loan Losses
The Company recorded a provision for loan losses of $1.4 million for the second quarter of 2008, compared with a credit to its provision for loan losses of $153 thousand for the second quarter of 2007. See “Non-Performing Assets and Allowance for Loan Losses” herein for additional information.
Noninterest Income
The following table details the major categories of noninterest income for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousand)	2008	2007	2008	2007

Noninterest income:
Service charges on deposits	$2,518	$2,767	$5,018	$5,336
ATM and debit card	856	724	1,608	1,344
Broker-dealer fees and commissions	401	347	860	730
Loan servicing	232	243	418	449
Net gain on sale of loans held for sale	92	116	256	276
Net gain (loss) on investment securities	(3,744)	51	(3,571)	51
Net gain on sale of other assets	115	31	152	101
Corporate owned life insurance	27	29	46	49
Other	435	298	889	1,008

Total noninterest income	$932	$4,606	$5,676	$9,344

Noninterest income for the three months ended June 30, 2008 and 2007 was $932 thousand and $4.6 million, respectively. Noninterest income for the six months ended June 30, 2008 and 2007 was $5.7 million and $9.3 million, respectively. The components of noninterest income fluctuated as discussed below.
Service charges on deposits declined 9% on a quarter-to-date basis and 6% on a year-to-date basis in 2008 versus 2007. The decline is primarily due to a decrease in the level of commercial service charges and insufficient funds fees.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $856 thousand and $1.6 million for the quarter and six months ended June 30, 2008, respectively, compared to $724 thousand and $1.3 million for the same periods in the prior year. ATM and debit card income has increased as a result of higher transaction volumes.
Broker-dealer fees and commissions increased $54 thousand in the second quarter of 2008 compared to the same quarter a year ago, due in part to higher sales volumes. Broker-dealer fees and commissions for the six months ended June 30, 2008 and 2007 was $860 thousand and $730 thousand, respectively.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized mortgage servicing assets. Loan servicing income declined in the three and six month periods ended June 30, 2008 compared to the same periods a year ago, partly resulting from a decrease in the sold and serviced residential real estate portfolio.
The $3.7 million and $3.5 million losses on investment securities for the three and six month periods ended June 30, 2008, respectively, were the result of the second quarter $3.8 million valuation write-down of certain investment securities which were deemed to have unrealized losses that were other than temporary. See “Investing Activities” herein for additional information.
Other noninterest income increased to $435 thousand in the second quarter of 2008 compared to $298 thousand for the second quarter of 2007 and on a year-to-date basis other noninterest income was down $119 thousand versus prior year. The change in noninterest income was principally from fluctuations associated with the Small Business Investment Company limited partnership investments accounted for under the equity method.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Noninterest expense:
Salaries and employee benefits	$8,169	$8,008	$16,605	$16,362
Occupancy and equipment	2,567	2,450	5,147	4,898
Computer and data processing	580	589	1,161	1,046
Professional fees and services	480	577	1,037	1,072
Supplies and postage	437	402	878	840
Advertising and promotions	283	464	433	684
Amortization of other intangible assets 150	76	76	153	153
Other	1,793	1,782	3,244	3,221

Total noninterest expense	$14,385	$14,348	$28,658	$28,276

Noninterest expense for the three and nine months ended June 30, 2008 was up slightly compared to the same periods in 2007. The components of noninterest expense fluctuated as discussed below.
For the second quarter of 2008, salaries and benefits increased $161 thousand from the second quarter of 2007. For the six months ended June 30, 2008, salaries and benefits were $16.6 million, compared to $16.4 million for the first six months of 2007. These increases resulted from an increase in management stock compensation expense, which totaled by $218 thousand and $536 thousand for the three and six months ended June 30, 2008, respectively, an increase of $114 thousand and $315 thousand over the comparable periods in the prior year. The Company reduced the number of full-time equivalent employees (“FTEs”) by 6% to 600 as of June 30, 2008, down from 636 as of June 30, 2007.
The Company experienced a 5% increase in occupancy and equipment expense in the three and six-month periods ended June 30, 2008, compared to the same periods a year ago. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by increased technology-related equipment and associated maintenance costs.
Computer and data processing costs were relatively consistent when comparing the second quarter of 2008 to that of 2007, and increased 11% for the six-months ended June 30, 2008, as compared to the same period last year. The increase is due to higher data processing related expenses associated with the increasing trend towards electronic banking and transaction processing.
Professional fees have decreased 17% and 3% for the three and six-month periods ended June 30, 2008, respectively, as compared to the same periods a year ago, primarily resulting from reduced legal and consulting expenses.
Advertising and promotions have decreased $181 thousand, or 39%, to $283 thousand for the three months ended June 30, 2008, compared to the same quarter last year. For the six months ended June 30, 2008, advertising and promotions was $433 thousand, compared to $684 thousand for the first six months of 2007. Theses decreases are largely attributable to cost control measures, as the Company has limited its advertising to methods that management feels are most cost effective.
The efficiency ratio for the second quarter of 2008 was 64.21% compared with 72.04% for the second quarter of 2007, and 65.87% for the six months ended June 30, 2008, compared to 70.72% for the same period a year ago. The 2008 efficiency ratios, compared to 2007, reflect increases in net interest income partially offset by the higher level of noninterest expense. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles divided by net interest income (tax-equivalent) plus other noninterest income less net gain (loss) on investment securities and net gain on sale of trust relationships.
Income Taxes
The Company recorded an income tax benefit of $255 thousand in the second quarter of 2008, compared to income tax expense of $1.0 million in the second quarter of 2007. For the six-month period ended June 30, 2008, income tax expense totaled $806 thousand compared to $2.2 million in the same period of 2007. These changes were due in part to approximately $3 million in lower pre-tax income for both the three and six-month periods of 2008 compared to the prior year, which significantly reduced the Company’s effective tax rate. The effective tax rates recorded for 2008 on a quarter-to-date and year-to-date basis were (18.6)% and 13.0%, respectively, in comparison to the June 30, 2007 quarter-to-date and year-to-date effective tax rates of 22.9% and 23.5%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include interest income from tax-exempt and tax-preferred securities as well as earnings on bank-owned life insurance. The decrease in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to pre-tax earnings.

ANALYSIS OF FINANCIAL CONDITION
Investing Activities
Investment Securities Portfolio Composition
The Company’s investment security portfolio (including securities available for sale at fair value and securities held to maturity at amortized cost) totaled $726.3 million as of June 30, 2008 compared to $754.7 million as of December 31, 2007. Further detail regarding the Company’s investment securities portfolio follows.
The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a general decline in mortgage credit standards, has led to a lack of liquidity and downgrades to certain mortgage-backed and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets.
During the second quarter of 2008, the Company recorded a valuation write-down of certain investment securities totaling $3.8 million, as the unrealized losses on these four securities in the investment portfolio were considered other-than-temporarily impaired. The OTTI determination related to two privately issued whole loan collateralized mortgage obligations with exposure to sub-prime mortgages and two pooled trust preferred securities with exposure to banking institutions impacted by recent disruptions facing the financial services industry.
Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace may adversely effect the fair values of the Company’s investment portfolio and increase the potential that certain unrealized losses be designated as other than temporary in future periods and that the Company may incur additional write-downs in the future.
U.S. Government Agency and U.S. Government-Sponsored Enterprise (“GSE”) Obligations
The U.S. government agency and GSE obligations portfolio, all of which was classified as available for sale, was comprised of debt obligations issued directly by the U.S. government agencies or GSEs and totaled $89.3 million and $158.9 million as of June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the portfolio consisted of approximately $43.5 million, or 49%, callable securities. As of June 30, 2008, this category of investment securities also included $19.0 million of structured notes, the majority of which were step-callable debt issues that step-up in rate at specified intervals and are periodically callable by the issuer. As of June 30, 2008, the structured notes had a current average coupon rate of 4.49% that adjust on average to 6.40% within five years. However, under current market conditions these notes are likely to be called at the time of the rate adjustment.
Mortgage-Backed Securities (“MBS”)
The available for sale MBS portfolio totaled $379.8 million as of June 30, 2008, which was comprised of $256.9 million of mortgage-backed pass-through securities (“pass-through”) and $122.9 million of collateralized mortgage obligations (“CMO”). As of December 31, 2007, the available for sale MBS portfolio totaled $295.9 million, which consisted of $160.0 million of pass-throughs and $135.9 million of CMOs.
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
The CMO portfolio consisted of two principal groups, with balances as of June 30, 2008 as follows: (1) $73.0 million of AAA rated fixed and variable rate CMOs issued by either FNMA, FHLMC or GNMA that carried a full guaranty by the issuing agency of both principal and interest, and (2) $49.9 million of privately issued whole loan CMOs.
The following table details, by risk rating, the privately issued whole loan CMOs as of the end of the current quarter:

As of
June 30,
(Dollars in millions)	2008

Risk rating:
AAA	$41.0
AAA/AA	5.5
AAA/A+	0.8
A-/BB	0.1
BBB-	2.5

Total privately issued whole loan CMOs	$49.9

As of June 30, 2008, the weighted average percentage (by dollars) of the underlying mortgages that were owner occupied in the privately issued whole loan CMO portfolio was 93%. In addition, 98% of the total privately issued whole loan CMO portfolio was backed by underlying mortgages that were at fixed rates.
All of the bonds rated AAA were issued prior to 2004 and are therefore at least three years seasoned. The bonds rated AAA/AA were issued in 2005, 2006, and 2007, and consequently have mortgages as underlying collateral with relatively short seasoning. The credit support on the AAA/AA and AAA/A+ classes owned has increased in all cases since the securities were originated. The A-/BB class is represented by one bond with an adjusted cost basis and fair value of $117 thousand after an OTTI write-down of $545 thousand was recorded during the second quarter of 2008. The BBB- class is represented by one bond with an adjusted cost basis and fair value of $2.5 million after an OTTI write-down of $1.7 million was recorded during the second quarter of 2008.
Other Asset-Backed Securities (“ABS”)
The available for sale ABS portfolio totaled $27.8 million and $33.2 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the ABS portfolio was comprised of positions in 14 different pooled trust preferred securities issues with ratings ranging from A- to AA and one AAA rated Student Loan Marketing Association (“SLMA”) floater or variable rate security backed by student loans. All of the trust preferred securities are backed by preferred debt issued by banks and insurance companies. The financial services industry is experiencing conditions that have, in some individual companies, resulted in lower earnings and strained capital positions. Some of the banks pooled in the trust preferred securities the Company owns are experiencing financial difficulties and have defaulted or are deferring dividend payments. Also, the demand for these securities is thin, as they fall under the umbrella of a collateralized debt obligation (“CDO”), a class of security currently in very low demand due to imbalances in liquidity that exist in the marketplace. As a result of these conditions and others, an impairment write-down of $1.5 million was recorded during the second quarter of 2008 on two of the trust preferred securities, which had an aggregate adjusted cost basis and fair value of $1.5 million after the write-down.
State and Municipal Obligations
At June 30, 2008, the portfolio of state and municipal obligations totaled $197.8 million, of which $141.3 million was classified as available for sale. As of that date, $56.5 million was classified as held to maturity, with a fair value of $56.6 million. As of December 31, 2007 the portfolio of state and municipal obligations totaled $232.1 million, of which $172.6 million was classified as available for sale. As of that date, $59.5 million was classified as held to maturity, with a fair value of $59.9 million.
Equity Securities
As of June 30, 2008, the Company had $31.5 million in equity securities including $30.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $725 thousand of common equity securities. As of December 31, 2007, the Company had $34.6 million in equity securities, including $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780 thousand of common equity securities. The dividend income related to both the common and auction rate preferred equity securities qualifies for the Federal income tax dividend received deduction.
The auction rate preferred equity securities consist of three positions collateralized by FNMA preferred stock totaling $12.0 million and four positions collateralized by FHLMC preferred stock totaling $18.8 million. The auction rate preferred equity securities are all rated A+ at June 30, 2008. The auction rate preferred equity securities were structured to be tendered at par, at the option of the investor, at auctions occurring about every 90 days. While these securities all experienced successful auctions in January 2008, the most recent auctions in April 2008 and July 2008 were unsuccessful. Each of the auction rate preferred equity securities contain terms relating to unsuccessful auctions. The rates on these securities have been capped. The Company will continue to be entitled to receive dividend income at the capped rates and the auctions will continue to take place at future pre-established dates. The next auctions are scheduled for October 2008 and the auctions may again be unsuccessful due to an imbalance of holders desiring to liquidate their securities and insufficient buyers willing to purchase those securities at or below the maximum interest rate allowable under the terms of the securities.
Since June 30, 2008, the preferred stock prices for FNMA and FHLMC have been very volatile and have experienced further declines in fair value. The price of those preferred stocks has an impact on the fair value of the Company’s auction rate preferred equity securities. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the “Act”) was signed into law. The Act establishes the Federal Housing Finance Agency (“FHFA”) as the federal regulator of FNMA and FHLMC, and gives the FHFA the power to oversee the operations, activities, corporate governance, safety and soundness, and missions of FNMA and FHLMC. The Act also increases the Treasury Department’s authority to purchase FNMA and FHLMC stock; raises the conforming-loan limit in high-cost areas; gives housing tax breaks, including a credit for first-time homebuyers; and directs the Federal Reserve to consult with the FHFA about FNMA and FHLMC’s capital requirements. It is unclear whether the value of FNMA and FHLMC preferred stock will improve as a result of this new law. The fair value of the Company’s auction rate preferred equity securities may be adversely effected to the extent market conditions and the preferred stock prices for FNMA and FHLMC do not improve and may increase the risk in future periods that an unrealized loss on these securities could be considered other than temporary.

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
The securities valued using unobservable inputs were auction-rate preferred equity securities due to the fact that the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument. The Company obtained third-party dealer quotes for these securities, as this level of evidence is the strongest support absent current market activity for the fair value of these instruments.
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $926 thousand and $906 thousand as of June 30, 2008 and December 31, 2007, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages to the secondary market. Residential real estate mortgages serviced for others totaled $328.1 million and $338.1 million as of June 30, 2008 and December 31, 2007, respectively, and are not included in the consolidated statements of financial condition. The Company retained selected newly originated residential mortgages, resulting in a decline in the sold and serviced residential real estate portfolio, as run-off outpaced new sold and serviced loan volumes during the three and six months ended June 30, 2008.
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$140,745	13.9%	$136,780	14.2%
Commercial real estate	250,872	24.8	245,797	25.5
Agriculture	45,231	4.5	47,367	4.9
Residential real estate	172,396	17.1	166,863	17.3
Consumer indirect	177,967	17.6	134,977	14.0
Consumer direct and home equity	223,538	22.1	232,389	24.1

Total loans	1,010,749	100.0%	964,173	100.0%

Allowance for loan losses	(16,038)		(15,521)

Total loans, net	$994,711		$948,652

Total loans increased $46.6 million to $1.011 billion as of June 30, 2008 from $964.2 million as of December 31, 2007 principally from a $43.0 million increase in indirect auto loans.
Commercial loans and commercial real estate loans increased $9.0 million to $391.6 million as of June 30, 2008 from $382.6 million as of December 31, 2007, a result of the Company’s focused commercial business development programs over the past six months.
Agricultural loans decreased $2.2 million, to $45.2 million as of June 30, 2008 from $47.4 million as of December 31, 2007. Competition and adherence to strict credit standards has led to payments outpacing new loan originations in the agricultural portfolio.
Residential real estate loans increased $5.5 million to $172.4 million as of June 30, 2008 in comparison to $166.9 million as of December 31, 2007. This category of loans increased as certain residential mortgages were added to the portfolio rather than being sold to the secondary market. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased by 32% to $178.0 million as of June 30, 2008 from $135.0 million as of December 31, 2007. The Company increased its indirect portfolio by managing existing and developing new relationships with franchised new car dealers. During the first six months of 2008 and 2007, the Company originated $66.5 million and $31.7 million, respectively, in indirect auto loans with a mix of approximately 34% new auto and 66% used auto in both periods.

The consumer direct and home equity portfolio decreased $8.9 million to $223.5 million as of June 30, 2008 in comparison to $232.4 million as of December 31, 2007. The decline in direct consumer and home equity products is reflective of an overall slowing in the economy, as well as the Company’s policy to maintain a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. Generally, the Western and Central New York State markets the Company serves have not experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely loan payments, which could have a negative impact on earnings.
Nonperforming Assets and Allowance for Loan Losses
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Nonaccrual loans (1)
Commercial	$480	$827
Commercial real estate	1,829	2,825
Agriculture	459	481
Residential real estate	2,472	2,987
Consumer indirect	257	278
Consumer direct and home equity	757	677

Total nonaccruing loans	6,254	8,075
Accruing loans 90 days or more delinquent	1	2

Total nonperforming loans	6,255	8,077
Other real estate owned (“ORE”) and repossessed assets (“repos”)	1,235	1,421

Total nonperforming assets	$7,490	$9,498

Ratios:
Nonperforming loans to total loans (1)	0.62%	0.84%
Nonperforming assets to total loans, ORE and repos (1)	0.74%	0.98%
Nonperforming assets to total assets	0.40%	0.51%

(1)	Ratios exclude loans held for sale from total loans.
Information regarding the activity in nonaccruing loans is as follows:

	Three months	Six months
	ended	ended
(Dollars in thousands)	June 30, 2008	June 30, 2008

Nonaccruing loans, beginning of period	$7,353	$8,075
Additions	1,376	3,211
Payments	(698)	(1,790)
Charge-offs	(1,286)	(2,595)
Returned to accruing status	(54)	(92)
Transferred to other real estate or repossessed assets	(437)	(555)

Nonaccruing loans, end of period	$6,254	$6,254

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $18.6 million and $16.6 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2008 and December 31, 2007, respectively.
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of June 30, 2008.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance as of beginning of period	$15,549	$16,914	$15,521	$17,048
Charge-offs:
Commercial	263	214	353	298
Commercial real estate	353	157	783	187
Agriculture	4	16	4	16
Residential real estate	247	—	278	61
Consumer indirect	354	246	923	421
Consumer direct and home equity	197	336	535	679

Total charge-offs	1,418	969	2,876	1,662
Recoveries:
Commercial	131	443	454	557
Commercial real estate	115	46	199	148
Agriculture	3	49	10	125
Residential real estate	3	1	14	47
Consumer indirect	162	46	333	88
Consumer direct and home equity	135	145	309	324

Total recoveries	549	730	1,319	1,289

Net charge-offs	869	239	1,557	373
Provision for loan losses	1,358	(153)	2,074	(153)

Balance at end of period	$16,038	$16,522	$16,038	$16,522

Ratios:
Net loan charge-offs to average loans (annualized)	0.35%	0.10%	0.32%	0.08%
Allowance for loan losses to total loans (1)	1.59%	1.76%	1.59%	1.76%
Allowance for loan losses to nonperforming loans (1)	256%	159%	256%	159%

(1)	Ratios exclude loans held for sale from total loans.

There were provisions for loan losses of $1.4 million and $2.1 million for the three and six month periods ended June 30, 2008, compared with a credit to provision for loan losses of $153 thousand for the corresponding periods in 2007. The increase in the provision for loan losses is primarily due to growth and the changing mix of the loan portfolio and an increase in net loan charge-offs, partially offset by reduced nonperforming loans. Net charge-offs increased by $630 thousand and $1.2 million when comparing the three and six month periods of 2008 to the prior year, respectively. The increase in net charge-offs in 2008 related principally to commercial mortgage and residential mortgage loans. Also impacting the provision for loan losses in 2008 were considerations of general economic conditions in the Company’s market area, as well as growth in the commercial and indirect loan portfolios.
Funding Activities
The Company manages funding from the following principal components: deposits (nonpublic, public and brokered), borrowings and junior subordinated debentures.
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of June 30, 2008, total deposits were $1.596 billion, an increase of $19.8 million in comparison to $1.576 billion as of December 31, 2007.
Nonpublic deposits represent the largest component of the Company’s funding. As of June 30, 2008, total nonpublic deposits were $1.248 billion in comparison to $1.251 billion as of December 31, 2007. The Company continues to manage this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of June 30, 2008, total public deposits were $347.3 million in comparison to $318.1 million as of December 31, 2007. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
The Company continued to place less reliance on brokered certificates of deposit and utilized its favorable position of liquidity to repay the $6.8 million in brokered deposits outstanding at December 31, 2007. These deposits were repaid at their scheduled maturity dates during the second quarter of 2008.
Borrowings
The Company has credit capacity with FHLB and can borrow through facilities that include an overnight line-of-credit, as well as, amortizing and term advances. The Company’s primary borrowing source was FHLB advances, which amounted to $50.8 million and $28.7 million as of June 30, 2008 and December 31, 2007, respectively. The FHLB borrowings mature on various dates through 2009 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $56.4 million of immediate credit capacity with FHLB as of June 30, 2008. The FHLB credit capacity is collateralized by FHLB stock and securities from the Company’s investment portfolio. The Company also had $76.6 million of credit available under unsecured lines of credit with various banks as of June 30, 2008. There were no advances outstanding on these lines of credit as of June 30, 2008. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $22.0 million and $22.8 million as of June 30, 2008 and December 31, 2007, respectively.
Junior Subordinated Debentures
The Company has outstanding $16.7 million of junior subordinated debentures issued to a statutory trust subsidiary. The junior subordinated debentures have a fixed interest rate of 10.20% and mature 30 years from the February 2001 issuance date. The Company incurred $487 thousand in costs related to the issuance that are being amortized over 20 years using the straight-line method. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary.
Equity Activities
Total shareholders’ equity amounted to $189.0 million as of June 30, 2008, a decrease of $6.3 million from $195.3 million as of December 31, 2007. The decrease in shareholders’ equity during the six months ended June 30, 2008 resulted primarily from $3.9 million in dividends declared and $2.9 million in treasury stock acquisitions under the Company’s common stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell investment securities, lines of credit, and access to the financial and capital markets.
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
The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a general decline in mortgage credit standards, has led to a lack of liquidity and downgrades to certain mortgage-backed and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets.
Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace may adversely effect the fair values of the Company’s investment portfolio and increase the potential that certain unrealized losses be designated as other than temporary in future periods and that the Company may incur additional write-downs in the future.
The Company’s cash and cash equivalents were $63.0 million as of June 30, 2008, an increase of $16.3 million from $46.7 million as of December 31, 2007. The Company’s net cash provided by operating activities totaled $11.7 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $29.9 million, which included $48.7 million of net loan originations, offset by net proceeds of $19.6 million from investment securities transactions. Net cash provided by financing activities of $34.6 million was primarily attributed a combined $41.0 million increase in deposits and net borrowings, offset against $2.9 million used to purchase stock for treasury and $3.7 million in dividend payments.
Capital Resources
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). These minimum amounts and ratios are included in the table below.
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company also includes $16.7 million of trust preferred securities issued by FISI Statutory Trust I. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets and disallowed portions of deferred tax assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets and disallowed portions of deferred tax assets.

The Company’s and the Bank’s actual and required capital ratios as of June 30, 2008 and December 31, 2007 were as follows:

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008:
Tier 1 leverage:
Company	$170,332	9.15%	$74,447	4.00%	$93,059	5.00%
Bank (FSB)	152,773	8.23	74,208	4.00	92,760	5.00

Tier 1 capital (to risk-weighted assets):
Company	170,332	14.56	46,800	4.00	70,199	6.00
Bank (FSB)	152,773	13.13	46,530	4.00	69,795	6.00

Total risk-based capital (to risk-weighted assets):
Company	184,974	15.81	93,599	8.00	116,999	10.00
Bank (FSB)	167,332	14.38	93,060	8.00	116,325	10.00

December 31, 2007:
Tier 1 leverage:
Company	$172,899	9.35%	$73,943	4.00%	$92,429	5.00%
Bank (FSB)	157,312	8.54	73,718	4.00	92,148	5.00

Tier 1 capital (to risk-weighted assets):
Company	172,899	15.74	49,939	4.00	65,909	6.00
Bank (FSB)	157,312	14.40	43,710	4.00	65,565	6.00

Total risk-based capital (to risk-weighted assets):
Company	186,652	16.99	87,878	8.00	109,848	10.00
Bank (FSB)	170,994	15.65	87,420	8.00	109,275	10.00

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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

04/01/08 – 04/30/08	24,489	$19.50	24,489	$698,097
05/01/08 – 05/31/08	15,288	19.04	15,288	406,992
06/01/08 – 06/30/08	47,849	17.27	47,849	4,580,764

Total	87,626	$18.20	87,626	$4,580,764

On July 25, 2007, the Company’s Board of Directors approved a one-year, $5.0 million common stock repurchase program. The Company completed this $5.0 million repurchase program during the second quarter of 2008. On June 25, 2008, the Company announced that its Board of Directors approved a new stock repurchase program for the purchase of up to $5.0 million of the Company’s common stock.
Stock repurchases under this program may be made through open market and privately negotiated transactions. The repurchased shares are held in treasury.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held on May 6, 2008. Of 11,007,252 shares entitled to vote at the meeting, 10,347,105 shares were voted. The following matters were voted on at the meeting:

Proposal 1:	To elect four Directors for a term of three years. Votes for each nominee were as follows:

Nominee	Votes For	Votes Withheld

John E. Benjamin	10,237,473	109,632
Barton P. Dambra	10,216,798	130,307
Susan R. Holliday	8,581,642	1,765,463
Peter G. Humphrey	10,243,982	103,123
Terms of our other directors, Karl V. Anderson, Jr., Erland E. Kailbourne, Robert N. Latella, John R. Tyler, Jr., Thomas P. Connolly, Samuel M. Gullo, James L. Robinson and James H. Wyckoff had not expired at the time of the Annual Meeting and they continued in office.

ITEM 6. EXHIBITS
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated June 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

Exhibit
No.	Description	Location
10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

32.1	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

32.2	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey Peter G. Humphrey	, August 5, 2008
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald A. Miller	, August 5, 2008
Ronald A. Miller
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO