Form 10-Q
period 2008-09-30
FINANCIAL INSTITUTIONS INC
filed 2008-11-06
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF OCTOBER 31, 2008

Common Stock, $0.01 par value	10,798,019 shares

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,105	$45,165
Federal funds sold and interest-bearing deposits in other banks	22,599	1,508

Total cash and cash equivalents	76,704	46,673

Securities available for sale, at fair value	607,357	695,241
Securities held to maturity, at amortized cost (fair value of $64,346 and $59,902, respectively)	64,434	59,479
Loans held for sale	1,008	906

Loans	1,078,123	964,173
Less: Allowance for loan losses	17,420	15,521

Loans, net	1,060,703	948,652

Premises and equipment, net	35,411	34,157
Goodwill	37,369	37,369
Company owned life insurance	23,352	3,017
Other assets	39,481	32,382

Total assets	$1,945,819	$1,857,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$293,027	$286,362
Interest-bearing demand	376,098	335,314
Savings and money market	383,456	346,639
Certificates of deposit	607,833	607,656

Total deposits	1,660,414	1,575,971

Short-term borrowings	47,209	25,643
Long-term borrowings	50,773	25,865
Junior subordinated debentures issued to unconsolidated subsidiary trust	16,702	16,702
Other liabilities	17,951	18,373

Total liabilities	1,793,049	1,662,554

Shareholders’ equity:
3% cumulative preferred stock, $100 par value, 10,000 authorized shares, 1,533 and 1,586 shares issued and outstanding	153	159
8.48% cumulative preferred stock, $100 par value, 200,000 authorized shares, 174,223 shares issued and outstanding	17,422	17,422
Common stock, $0.01 par value, 50,000,000 authorized shares, 11,348,122 shares issued	113	113
Additional paid-in capital	24,298	24,778
Retained earnings	129,534	158,744
Accumulated other comprehensive (loss) income	(8,650)	667
Treasury stock, at cost - 541,659 and 336,971 shares, respectively	(10,100)	(6,561)

Total shareholders’ equity	152,770	195,322

Total liabilities and shareholders’ equity	$1,945,819	$1,857,876

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$17,018	$17,571	$50,146	$51,130
Interest and dividends on investment securities	7,472	8,814	23,648	26,192
Other interest income	68	168	572	1,494

Total interest income	24,558	26,553	74,366	78,816

Interest expense:
Deposits	6,538	10,428	23,193	32,528
Short-term borrowings	287	360	571	682
Long-term borrowings	555	472	1,288	1,441
Junior subordinated debentures	432	432	1,296	1,296

Total interest expense	7,812	11,692	26,348	35,947

Net interest income	16,746	14,861	48,018	42,869

Provision (credit) for loan losses	1,891	(82)	3,965	(235)

Net interest income after provision (credit) for loan losses	14,855	14,943	44,053	43,104

Noninterest (loss) income:
Service charges on deposits	2,794	2,778	7,812	8,114
ATM and debit card	852	735	2,460	2,079
Broker-dealer fees and commissions	363	323	1,223	1,053
Loan servicing	112	259	530	707
Company owned life insurance	223	1,090	269	1,139
Net gain on sale of loans held for sale	48	313	304	589
Net gain on sale of other assets	102	59	254	160
Net gain on investment securities	12	67	232	118
Impairment charges on investment securities	(34,554)	—	(38,345)	—
Other	700	710	1,589	1,719

Total noninterest (loss) income	(29,348)	6,334	(23,672)	15,678

Noninterest expense:
Salaries and employee benefits	7,021	8,574	23,626	24,935
Occupancy and equipment	2,642	2,422	7,789	7,321
Computer and data processing	603	547	1,764	1,593
Professional services	467	476	1,504	1,548
Supplies and postage	475	443	1,353	1,283
Advertising and promotions	472	322	905	1,006
Other	1,729	1,825	5,126	5,200

Total noninterest expense	13,409	14,609	42,067	42,886

(Loss) income before income taxes	(27,902)	6,668	(21,686)	15,896

Income tax expense	524	1,414	1,330	3,585

Net (loss) income	$(28,426)	$5,254	$(23,016)	$12,311

(Loss) earnings per common share (Note 3):
Basic	$(2.68)	$0.44	$(2.22)	$1.00
Diluted	$(2.68)	$0.44	$(2.22)	$1.00
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’
Equity and Comprehensive Income (Unaudited)

						Accumulated
	3%	8.48%		Additional		Other		Total
(Dollars in thousands,	Preferred	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share amounts)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	$159	$17,422	$113	$24,778	$158,744	$667	$(6,561)	$195,322
Purchase 264,417 shares of common stock	—	—	—	—	—	—	(4,695)	(4,695)
Purchase 53 shares of 3% preferred stock	(6)	—	—	3	—	—	—	(3)
Issue 51,500 shares of common stock — restricted stock awards	—	—	—	(998)	—	—	998	—
Issue 2,317 shares of common stock — exercised stock options, net of tax	—	—	—	(12)	—	—	44	32
Issue 5,912 shares of common stock — directors retainer	—	—	—	(2)	—	—	114	112
Amortization of unvested stock-based compensation	—	—	—	529	—	—	—	529
Cumulative effect of adoption of EITF 06-04	—	—	—	—	(284)	—	—	(284)

Comprehensive income:
Net loss	—	—	—	—	(23,016)	—	—	(23,016)
Net unrealized holding losses on securities available for sale, net of tax	—	—	—	—	—	(32,666)	—	(32,666)
Reclassification of impairment charges and realized gains on investment securities included in net loss, net of tax	—	—	—	—	—	23,369	—	23,369
Defined benefit pension plan, net of tax	—	—	—	—	—	6	—	6
Postretirement benefit plan, net of tax	—	—	—	—	—	(26)	—	(26)

Other comprehensive loss								(9,317)

Total comprehensive loss								(32,333)

Cash dividends declared:
3% Preferred — $2.25 per share	—	—	—	—	(4)	—	—	(4)
8.48% Preferred — $6.36 per share	—	—	—	—	(1,108)	—	—	(1,108)
Common — $0.44 per share	—	—	—	—	(4,798)	—	—	(4,798)

Balance at September 30, 2008	$153	$17,422	$113	$24,298	$129,534	$(8,650)	$(10,100)	$152,770

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net (loss) income	$(23,016)	$12,311
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,922	2,958
Net amortization (accretion) of premiums and discounts on investment securities	374	(150)
Provision (credit) for loan losses	3,965	(235)
Amortization of unvested stock-based compensation	529	785
Deferred income tax (benefit) expense	(1,865)	655
Proceeds from sale of loans held for sale	25,401	35,999
Originations of loans held for sale	(25,199)	(34,525)
Net gain on investment securities	(232)	(118)
Impairment charge on investment securities	38,345	—
Net gain on sale of loans held for sale	(304)	(589)
Net gain on sale and disposal of other assets	(254)	(160)
Increase in other assets	(206)	(721)
Decrease in other liabilities	(2,727)	(4,145)

Net cash provided by operating activities	17,733	12,065

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(287,678)	(255,497)
Held to maturity	(44,065)	(40,206)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	270,367	222,096
Held to maturity	40,924	26,463
Proceeds from sale of securities available for sale	51,545	31,400
Net loan originations	(116,772)	(26,317)
Purchase of company owned life insurance	(20,000)	—
Proceeds from sales of other assets	1,395	1,010
Purchase of premises and equipment	(4,058)	(2,884)

Net cash used in investing activities	(108,342)	(43,935)

Cash flows from financing activities:
Net increase (decrease) in deposits	84,443	(1,434)
Net increase in short-term borrowings	21,566	1,063
Proceeds from long-term borrowings	30,000	—
Repayment of long-term borrowings	(5,092)	(9,042)
Purchase of preferred and common shares	(4,698)	(5,888)
Issuance of common shares	112	105
Stock options exercised	32	212
Dividends paid	(5,723)	(4,497)

Net cash provided by (used in) financing activities	120,640	(19,481)

Net increase (decrease) in cash and cash equivalents	30,031	(51,351)
Cash and cash equivalents, beginning of period	46,673	109,772

Cash and cash equivalents, end of period	$76,704	$58,421

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,306	$38,491
Cash paid for income taxes	2,349	3,091

Supplemental disclosure of noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$756	$1,930
Dividends declared and unpaid	1,992	1,702
Increase in unsettled security purchases	1,814	2,755

See accompanying notes to the consolidated financial statements.

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
(2.) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, the Company adopted, without material impact on our consolidated financial statements, the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.
Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.

(2.) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
In September 2006, the FASB issued SFAS No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS No. 158 for the year ended December 31, 2006. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of the company’s fiscal year-end, with limited exceptions. The Company is required and plans to adopt this provision of SFAS No. 158 for the fiscal year ending December 31, 2008 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
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

(3.) (LOSS) EARNINGS PER COMMON SHARE
Basic (loss) earnings per common share, after giving effect to preferred stock dividends, has been computed using weighted average common shares outstanding excluding unvested restricted stock. Diluted earnings per share reflect the effects, if any, of incremental common shares issuable upon exercise of dilutive stock options.
Earnings per common share have been computed based on the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2008	2007	2008	2007

Net (loss) income	$(28,426)	$5,254	$(23,016)	$12,311
Less: Preferred stock dividends	371	371	1,112	1,113

Net (loss) income available to common shareholders	$(28,797)	$4,883	$(24,128)	$11,198

Weighted average number of common shares used to calculate basic (loss) earnings per common share	10,738	11,091	10,852	11,198
Add: Effect of common stock equivalents	—	23	—	33

Weighted average number of common shares used to calculate diluted (loss) earnings per common share	10,738	11,114	10,852	11,231

(Loss) earnings per common share:
Basic	$(2.68)	$0.44	$(2.22)	$1.00
Diluted	$(2.68)	$0.44	$(2.22)	$1.00
There were approximately 483,000 and 447,000 weighted average common stock equivalents from outstanding stock options for the three and nine months ended September 30, 2008, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive. There were approximately 410,000 and 326,000 weighted average stock options for the three and nine months ended September 30, 2007, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
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

(4.) FAIR VALUE ACCOUNTING (Continued)
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
The Company measures or monitors certain of its assets on either a recurring or nonrecurring fair value basis. Fair value is used on a recurring basis for securities available for sale, as fair value is the primary basis of accounting for these securities. Additionally, fair value is used on a nonrecurring basis to evaluate certain assets for impairment. Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans.
The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:
Securities available for sale. Level 1 fair value is based on quoted market prices or quoted market prices for similar assets and liabilities. If these market prices are not available, Level 2 fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. The Level 3 fair values are determined using unobservable inputs and included auction-rate preferred equity securities transferred to Level 3 in the first quarter of 2008 and pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. There is no secondary market for the auction-rate preferred equity securities, so third-party dealer quotes were obtained that were derived by obtaining price quotes for preferred equity securities not held in a trust and adjusting those prices to reflect the rate-capped and other components of the trust structure of the instruments owned by the Company. The market for pooled trust preferred securities has very low demand due to imbalances in liquidity that exist in the marketplace and the uncertainty in evaluating the credit risk in these securities. In determining fair value as of September 30, 2008 for pooled trust preferred securities, the Company considered and weighed all inputs. The Company considered fair values from a pricing service derived from inputs from an inactive market. The Company also considered fair value derived from the Company’s own assumptions with input from outside brokerage firms, as to expected cash flows and approximate risk-adjusted discount rates.
Impaired loans (collateral dependent). Level 2 fair value is determined based upon estimates of the value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Assets measured and recorded at fair value on a recurring basis as of September 30, 2008 are summarized as follows:

	Assets Measured and Recorded at Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale	$607,357	$591	$589,474	$17,292
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
(Dollars in thousands)	2008	2008

Securities available for sale (Level 3), beginning of period	$30,808	$—

Transfers into Level 3	31,737	65,587
Sale, at par	—	(1,000)
Impairment charges included in earnings	(34,554)	(34,554)
Principal paydowns and amortization of premiums	(17)	(17)
Unrealized losses included in other comprehensive income	(10,682)	(12,724)

Securities available for sale (Level 3), end of period	$17,292	$17,292

(4.) FAIR VALUE ACCOUNTING (Continued)
During the third quarter, the Company recorded an impairment charge in the Level 3 auction-rate preferred equity securities and pooled trust preferred securities totaling $31.0 million and $3.6 million, respectively. The $31.8 million of pooled trust preferred securities transferred into Level 3 in the quarter ended September 30, 2008, includes an impairment charge of $1.5 million recorded during the second quarter relating to two of those pooled trust preferred securities.
Assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2008 are summarized as follows:

	Assets Measured and Recorded at Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Impaired loans (collateral dependent)	$992	$—	$992	$—
The amount of total income or losses included in earnings attributable to assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008 was not significant.
(5.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below:

	September 30, 2008
	Adjusted
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$90,681	$195	$482	$90,394
Mortgage-backed securities	365,523	1,539	6,442	360,620
Other asset-backed securities	28,497	—	12,724	15,773
State and municipal obligations	136,414	1,844	104	138,154
Equity securities	2,220	234	38	2,416

Total available for sale securities	$623,335	$3,812	$19,790	$607,357

Securities held to maturity:
State and municipal obligations	$64,434	$416	$504	$64,346

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$158,920	$344	$324	$158,940
Mortgage-backed securities	297,798	832	2,758	295,872
Other asset-backed securities	34,115	55	972	33,198
State and municipal obligations	171,294	1,568	261	172,601
Equity securities	33,930	700	—	34,630

Total available for sale securities	$696,057	$3,499	$4,315	$695,241

Securities held to maturity:
State and municipal obligations	$59,479	$431	$8	$59,902

(5.) INVESTMENT SECURITIES (Continued)
Included in mortgage-backed securities are collateralized mortgage obligations with an adjusted amortized cost and fair value of $119.5 million and $114.7 million, respectively, at September 30, 2008, and an amortized cost and fair value of $137.1 million and $135.9 million, respectively, at December 31, 2007. The remaining mortgage-backed securities include securities issued by government-sponsored enterprises. Other asset-backed securities include pooled trust preferred securities collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. Equity securities include auction rate preferred equity securities collateralized by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock with an adjusted amortized cost and fair value of $1.8 million at September 30, 2008.
For the nine months ended September 30, 2008, proceeds from sales of securities available for sale were $51.5 million, gross realized gains were $235 thousand and gross realized losses were $3 thousand. For the nine months ended September 30, 2007, proceeds from sales of securities available for sale were $31.4 million, gross realized gains were $118 thousand with no gross losses.
The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007.

	September 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$42,813	$482	$—	$—	$42,813	$482
Mortgage-backed securities	171,204	4,448	34,273	1,994	205,477	6,442
Other asset-backed securities	6,052	4,341	7,804	8,383	13,856	12,724
State and municipal obligations	9,756	103	85	1	9,841	104
Equity securities	214	38	—	—	214	38

Total available for sale securities	230,039	9,412	42,162	10,378	272,201	19,790

Securities held to maturity:
State and municipal obligations	33,295	504	—	—	33,295	504

Total temporarily impaired securities	$263,334	$9,916	$42,162	$10,378	$305,496	$20,294

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$18,287	$45	$64,937	$279	$83,224	$324
Mortgage-backed securities	38,479	398	170,532	2,360	209,011	2,758
Other asset-backed securities	26,418	971	808	1	27,226	972
State and municipal obligations	701	17	45,657	244	46,358	261

Total available for sale securities	83,885	1,431	281,934	2,884	365,819	4,315

Securities held to maturity:
State and municipal obligations	7,153	4	875	4	8,028	8

Total temporarily impaired securities	$91,038	$1,435	$282,809	$2,888	$373,847	$4,323

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in cash flows from a market participant’s viewpoint, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Once a decline in fair value is determined to be other than temporary the cost basis of the security is reduced through a charge to earnings.

(5.) INVESTMENT SECURITIES (Continued)
Based upon an evaluation performed as of September 30, 2008, the Company recorded an impairment charge of $34.6 million ($33.2 million, net of tax) related to certain debt and equity securities in the investment portfolio considered to be other-than-temporarily impaired (“OTTI”) at September 30, 2008.
The Company has both the ability and intent to hold debt securities in an unrealized loss position until such time as the value recovers or the securities mature and management believes that the unrealized losses on debt securities at September 30, 2008 represent temporary impairments. Also, at September 30, 2008, the Company’s equity securities were in an unrealized loss position for a short duration and the Company has the ability and intent to hold these securities until market recovery. Therefore, management has determined that the unrealized losses on equity securities at September 30, 2008 are temporary.
Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely effect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods and that the Company will incur additional write-downs in the future.
(6.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $11.1 million and $5.9 million as of September 30, 2008 and December 31, 2007, respectively, are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial	$156,809	$136,780
Commercial real estate	248,267	245,797
Agricultural	46,490	47,367
Residential real estate	173,893	166,863
Consumer indirect	227,971	134,977
Consumer direct and home equity	224,693	232,389

Total loans	1,078,123	964,173
Allowance for loan losses	(17,420)	(15,521)

Total loans, net	$1,060,703	$948,652

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

(7.) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS (Continued)
Net periodic pension cost consists of the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$364	$374	$1,092	$1,123
Interest cost on projected benefit obligation	391	369	1,171	1,105
Expected return on plan assets	(524)	(476)	(1,570)	(1,430)
Amortization of unrecognized loss	—	7	—	23
Amortization of unrecognized prior service cost	3	3	9	9

Net periodic pension cost	$234	$277	$702	$830

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
(8.) COMMITMENTS AND CONTINGENCIES
In the normal course of business there are outstanding commitments to extend credit not reflected in the accompanying consolidated financial statements. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Unused lines of credit and loan commitments totaling $317.4 million and $273.4 million were contractually available as of September 30, 2008 and December 31, 2007, respectively, and are not reflected in the consolidated statements of financial condition (unaudited). Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, the amount does not necessarily represent future cash commitments.
The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance-sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the amount does not necessarily represent future cash requirements. Stand-by letters of credit totaled $8.2 million and $7.3 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the fair value of the stand-by letters of credit was not material to the Company’s consolidated financial statements.
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
The Company awarded grants of 51,500 restricted shares to eleven key officers during the nine months ended September 30, 2008. The market price of the restricted shares on the date of grant was $19.22. Both a performance requirement and a service requirement must be satisfied before the participant becomes vested in the shares. The performance period for the awards is the Company’s fiscal year ending on December 31, 2008. During the third quarter of 2008, the forfeiture rate assumption for certain restricted stock awards was increased as it became probable that certain performance and service requirements would not be achieved. The increase in the forfeiture rate assumption resulted in the reversal of restricted stock award expense recorded in previous periods. The Company granted 61,100 stock options to directors and officers during the nine months ended September 30, 2008, with a weighted average grant date fair value of $5.09.

(9.) STOCK COMPENSATION PLANS (Continued)
The following table presents the expense associated with the amortization of unvested stock compensation included in the consolidated statements of operations (unaudited) for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Stock options:
Management Stock Incentive Plan (1)	$125	$286	$304	$457
Director Stock Incentive Plan (2)	12	10	28	210

Total amortization of unvested stock options	137	296	332	667

Restricted stock awards:
Management Stock Incentive Plan (1)	(160)	68	197	118

Total amortization/adjustment of unvested restricted stock awards	(160)	68	197	118

Total amortization/adjustment of unvested restricted stock compensation	$(23)	$364	$529	$785

(1)	Included in salaries and employee benefits in the consolidated statements of operations (unaudited).

(2)	Included in other noninterest expense in the consolidated statements of operations (unaudited).
(10.) INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect adjustment related to the adoption of FIN 48. As of December 31, 2007, the Company’s unrecognized tax benefits totaled $50 thousand, of which $32 thousand would impact the Company’s effective tax rate, if recognized or reversed. The unrecognized tax benefit was associated with a New York State (“NYS”) examination of the Company’s 2002 through 2005 tax years that remained in process as of December 31, 2007. During February 2008, the NYS examination was concluded and the taxes and related accrued interest were paid consistent with the amounts accrued as discussed above. As of September 30, 2008, there is no unrecognized tax benefit or corresponding accrued interest and penalties. The 2006 and 2007 tax years remain subject to examination for both the Federal and New York State tax jurisdictions.
Realization of deferred tax assets is dependent upon, among other things, the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers taxable income generated in prior years that is available for carry-back and projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible. Management also considers the tax attributes of taxable income/expenses (i.e. ordinary items versus capital items).
As of September 30, 2008, the Company recognized a valuation allowance of $12.0 million against its deferred tax assets as a result of a substantial portion of the OTTI charge incurred in the third quarter of 2008 being classified as a capital loss for tax purposes, which significantly limited the tax benefit. Subsequently, on October 3, 2008, the Emergency Economic Stabilization Act (the “Act”) was enacted, which included a provision permitting banks, under certain circumstances, to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, increasing the tax benefit to the Company in the fourth quarter. The Company expects that it will eliminate the valuation allowance and recognize an additional tax benefit of $12.0 million in the fourth quarter of 2008.
With respect to the remainder of the deferred tax assets, management has concluded that these assets should be recognized without reserve. This conclusion is based on our past levels of taxable income and projections of future taxable income, using what management believes to be conservative asset growth and asset return assumptions. If met, the income projections would allow the full utilization of the deferred tax assets well before their expiration dates.

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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to those described in Item 1A of the Company’s 2007 Annual Report on Form 10-K and the following:
•	Significantly increased competition between depository and other financial institutions;

•	Changes in the interest rate environment or yield curve that reduces our margins or the fair value of financial instruments;

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Declines in the value of real estate, equipment, livestock and other assets serving as collateral for our loans outstanding, which could affect our allowance for loan losses;

•	Legislative or regulatory changes that adversely affect our business;

•	Adverse conditions in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in accounting policies and practices, as generally accepted in the United States of America;

•	Actions taken by regulators with jurisdiction over the Company or its subsidiaries; and

•	Availability of capital under the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”) of the U.S. Department of the Treasury (“Treasury”) .

•
Further declines in the fair value of certain securities may increase the potential that certain unrealized losses be designated as other than temporary and that the Company may incur additional write-downs in the future.

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
The Company’s revenues are dependent primarily on net interest income, which is the difference between the income earned on loans and investment securities and the interest paid on deposits and borrowings. Revenues are also affected by service charges on deposits, ATM and debit card income, broker-dealer fees and commissions, loan servicing income, company owned life insurance, gain or loss on the sale or call of investment securities, gain or loss on sale of loans held for sale, gain or loss on the sale of other assets and other miscellaneous noninterest income.
The Company’s expenses primarily consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional services, advertising and promotions, other miscellaneous noninterest expense and income tax expense.
Results of operations are also affected by the general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

OVERVIEW
The Company incurred a net loss of $28.4 million, or $2.68 per diluted share, for the third quarter of 2008, compared with net income of $5.3 million, or $0.44 per diluted share, for the same quarter last year. The net loss for the first nine months of 2008 was $23.0 million, or $2.22 per diluted share, compared with net income of $12.3 million, or $1.00 per diluted share, for the first nine months of 2007.
Included in the third quarter 2008 results is an other-than-temporary impairment (“OTTI”) non-cash charge on certain investment securities of $34.6 million pre-tax and $33.2 million after-tax (or $3.09 per diluted share) related to auction rate preferred equity securities collateralized by preferred stock of FNMA and FHLMC and pooled trust preferred securities issued principally by financial institutions. For the first nine months of 2008, OTTI non-cash charges were $38.3 million pre-tax and $35.5 million after-tax (or $3.27 per diluted share). The tax benefit recognized on the OTTI charge for the period ended September 30, 2008 was based on the treatment of a substantial portion of the OTTI charge incurred in the third quarter being classified as a capital loss for tax purposes, which significantly limited the tax benefit. Subsequently, on October 3, 2008, the Emergency Economic Stabilization Act (the “Act”) was enacted, which included a provision permitting banks, under certain circumstances, to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, increasing the tax benefit to the Company in the fourth quarter. The Company expects that it will recognize an additional tax benefit of $12.0 million (or $1.12 per diluted share) in the fourth quarter of 2008. Prior to this OTTI charge, impairment was considered temporary and was recorded as an unrealized loss on securities available-for-sale, which resulted in an equity reduction recognized in other comprehensive income (loss).
Net interest income was $16.7 million for the third quarter, up $1.9 million, or 13%, from the third quarter of 2007, reflecting continued improvement in net interest margin and improved earning asset mix from growth of the loan portfolio. Net interest income was $48.0 million for the nine months ended September 30, 2008, up $5.1 million in comparison to the same period last year.
The net interest margin increased 35 basis points, to 3.98%, compared with 3.63% for the third quarter of 2007. The nine month period ended September 30, 2008 saw a similar increase of 43 basis points in net interest margin to 3.88% compared to the same period last year. The improved net interest margin resulted principally from lower funding costs, an improved yield from investment securities and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets.
The Company’s provision for loan losses for the three and nine months ended September 30, 2008 were $1.9 million and $4.0 million, respectively, compared to a credit to provision for loan losses of $82 thousand and $235 thousand for the comparable periods in 2007.
Noninterest income (loss) for the third quarter of 2008 was $(29.3) million, versus $6.3 million in the third quarter of 2007. For the nine months ended September 30, 2008 noninterest income (loss) was $(23.7) million compared with $15.7 million for the same period in 2007. The 2008 periods reflect OTTI non-cash charges on investment securities totaling $34.6 million and $3.8 million in the third and second quarters, respectively. Absent the OTTI charges in 2008, noninterest income would have been $5.2 million for the third quarter and $14.7 million for the first nine months. The higher level of noninterest income in 2007, compared to the same periods in 2008, results primarily from the $1.1 million in proceeds from company owned life insurance recorded in the third quarter of 2007.
Noninterest expense for the third quarter of 2008 was $13.4 million, versus $14.6 million in the third quarter of 2007. The third quarter of 2008 includes a $1.0 million reversal of accrued compensation expense that recognizes financial results for 2008 will not meet certain annual senior management incentive targets. Absent this reversal, noninterest expense for the third quarter would have been $14.4 million, down slightly from the same quarter last year. For the nine months ended September 30, 2008, noninterest expense was $42.1 million compared with $42.9 million for the same period in 2007. The decreases in both the three and nine-month periods of 2008 compared to those in 2007 are primarily due to lower salaries and benefits expense as previously discussed, partially offset by an increase in occupancy and equipment costs.
The Company experienced an increase of $114.0 million in loans to $1.078 billion at September 30, 2008 compared to $964.2 million at December 31, 2007. The increase reflects execution of the Company’s business plan to rebuild its loan portfolio in a disciplined manner and includes a $93.0 million increase in indirect auto loans, coupled with a $21.6 million increase in the commercial-related loan portfolio. Nonperforming assets decreased $848 thousand from December 31, 2007 to $8.7 million at September 30, 2008. Since September 30, 2007, nonperforming assets have declined $1.3 million, or 13%.
On November 5, 2008, the Board of Directors of the Company approved filing an application to issue $25.0 million of its preferred stock through the Treasury’s recently announced TARP Capital Purchase Program. See “Capital Resources” included herein for additional information.

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
The Company has numerous accounting policies, of which the most significant are presented in Note 1 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K as of December 31, 2007, dated March 11, 2008, as filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, goodwill, defined benefit pension plan and impairment of investment securities require particularly subjective or complex judgments important to the Company’s consolidated financial statements, results of operations, and, as such, are considered to be critical accounting policies as discussed below.
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
Goodwill
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinued the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. During the fourth quarter of 2007, the Company evaluated goodwill for impairment using a discounted cash flow analysis and determined no impairment existed. There were no material events or transactions that occurred subsequent to that evaluation that indicates any impairment as of the current period end.
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
Impairment of Investment Securities
Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in cash flows from a market participant’s viewpoint, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Once a decline in fair value is determined to be other than temporary the cost basis of the security is reduced through a charge to earnings.

NET INCOME ANALYSIS
Net Interest Income
Net interest income was $16.7 million for the third quarter of 2008, up $1.9 million versus the third quarter of 2007. Net interest margin improved 35 basis points to 3.98% in the third quarter of 2008 versus 3.63% in the third quarter of 2007. The yield on interest-earning assets decreased 52 basis points, to 5.73%, for the quarter ended September 30, 2008, compared to the same quarter a year ago. The decline in interest-earning asset yield was a result of lower market interest rates, however the benefits associated with a higher percentage of earnings assets being deployed in higher yielding loan assets partially offset the lower interest rates. For the quarter ended September 30, 2008, investment securities and loans comprised 40.7% and 58.6%, respectively of total average interest-earnings assets. For the quarter ended September 30, 2007, investment securities and loans comprised 45.9% and 53.3%, respectively of total average interest-earnings assets. This shift in the mix of interest-earning assets reflects execution of the Company’s business plan to rebuild, in a disciplined manner, the commercial loan portfolio and grow consumer indirect auto loans. The Company’s cost of funds decreased 87 basis points, to 1.75%, for the third quarter of 2008, versus the same quarter last year, again primarily the result of a reduction in market interest rates, coupled with management’s efforts to lower its deposit costs.
For the first nine months of 2008 net interest income was $48.0 million compared with $42.9 million for the same period in 2007. Net interest margin improved 43 basis points to 3.88% for the first nine months of 2008 versus 3.45% for the same period last year. The yield on interest-earning assets decreased 27 basis points, 5.87%, for the nine months ended September 30, 2008, compared to the same period a year ago. The decline in interest-earning asset yield was a result of lower market interest rates, however the benefits associated with a higher percentage of earnings assets being deployed in higher yielding loan assets partially offset the lower interest rates. For the nine months ended September 30, 2008, investment securities and loans comprised 41.8% and 56.4%, respectively of total average interest-earnings assets. For the nine months ended September 30, 2007, investment securities and loans comprised 45.8% and 52.1%, respectively of total average interest-earnings assets. The Company’s cost of funds decreased 70 basis points, to 1.99%, for the first nine months of 2008, versus the same period last year, again primarily the result of a reduction in market interest rates, coupled with management’s efforts to lower its deposit costs.
The following table provides a reconciliation between tax equivalent net interest income as presented in the average balance sheets that follow and net interest income in the consolidated financial statements filed herewith in Part I, Item 1, “Financial Statements”.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net interest income (tax equivalent)	$17,686	$16,051	$51,448	$46,349
Less: tax-exempt TE adjustment	859	1,071	2,926	3,284
Less: tax-preferred TE adjustment	81	119	504	196

Net interest income	$16,746	$14,861	$48,018	$42,869

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

	Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$12,897	$68	2.10%	$12,552	$168	5.32%
Investment securities:
Taxable	493,438	5,577	4.52	555,330	6,404	4.61
Tax-exempt	195,074	2,527	5.18	227,684	3,149	5.53
Tax-preferred	32,907	308	3.66	27,778	451	6.35

Total investment securities	721,419	8,412	4.66	810,792	10,004	4.93
Loans held for sale	799	14	6.81	773	14	7.31
Loans:
Commercial	150,373	2,244	5.94	121,258	2,519	8.24
Commercial real estate	246,746	4,234	6.83	243,230	4,601	7.50
Agricultural	45,965	732	6.34	54,017	1,231	9.04
Residential real estate	173,175	2,669	6.17	166,589	2,731	6.56
Consumer indirect	200,586	3,626	7.19	122,095	2,130	6.92
Consumer direct and home equity	222,241	3,499	6.26	235,205	4,345	7.33

Total loans	1,039,086	17,004	6.52	942,394	17,557	7.40

Total interest-earning assets	1,774,201	25,498	5.73	1,766,511	27,743	6.25

Allowance for loan losses	(16,385)			(16,450)
Other noninterest-earning assets	150,761			140,608

Total assets	$1,908,577			$1,890,669

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$342,188	$738	0.86%	$325,675	$1,339	1.63%
Savings and money market	366,449	853	0.93	333,895	1,349	1.60
Certificates of deposit	591,025	4,947	3.33	663,845	7,740	4.63

Total interest-bearing deposits	1,299,662	6,538	2.00	1,323,415	10,428	3.13
Short-term borrowings	52,608	287	2.17	37,699	360	3.79
Long-term borrowings	48,713	555	4.53	35,911	472	5.21
Junior subordinated debentures	16,702	432	10.35	16,702	432	10.35

Total interest-bearing liabilities	1,417,685	7,812	2.19	1,413,727	11,692	3.28

Noninterest-bearing demand deposits	294,136			275,228
Other noninterest-bearing liabilities	15,652			17,156
Shareholders’ equity	181,104			184,558

Total liabilities and shareholders’ equity	$1,908,577			$1,890,669

Net interest income (tax-equivalent)		$17,686			$16,051

Interest rate spread			3.54%			2.97%

Net earning assets	$356,516			$352,784

Net interest margin (tax-equivalent)			3.98%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.15%			124.95%

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$29,751	$572	2.57%	$37,595	$1,494	5.31%
Investment securities:
Taxable	492,434	16,570	4.49	569,692	19,273	4.51
Tax-exempt	214,348	8,606	5.35	234,363	9,659	5.50
Tax-preferred	33,114	1,902	7.54	15,412	740	6.33

Total investment securities	739,896	27,078	4.87	819,467	29,672	4.83
Loans held for sale	891	41	6.11	686	34	6.58
Loans:
Commercial	147,044	6,981	6.34	116,582	7,134	8.18
Commercial real estate	245,560	12,831	6.98	245,038	13,776	7.52
Agricultural	45,283	2,391	7.05	54,336	3,300	8.12
Residential real estate	169,939	8,021	6.29	164,443	8,046	6.52
Consumer indirect	165,153	8,815	7.13	113,360	5,783	6.82
Consumer direct and home equity	225,050	11,066	6.57	238,488	13,057	7.32

Total loans	998,029	50,105	6.70	932,247	51,096	7.32

Total interest-earning assets	1,768,567	77,796	5.87	1,789,995	82,296	6.14

Allowance for loan losses	(15,857)			(16,892)
Other noninterest-earning assets	146,313			141,458

Total assets	$1,899,023			$1,914,561

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$343,247	$2,616	1.02%	$338,713	$4,390	1.73%
Savings and money market	368,882	3,134	1.13	342,064	4,327	1.69
Certificates of deposit	613,443	17,443	3.80	684,510	23,811	4.65

Total interest-bearing deposits	1,325,572	23,193	2.34	1,365,287	32,528	3.19
Short-term borrowings	37,111	571	2.06	29,933	682	3.05
Long-term borrowings	33,387	1,288	5.15	37,182	1,441	5.18
Junior subordinated debentures	16,702	1,296	10.35	16,702	1,296	10.35

Total interest-bearing liabilities	1,412,772	3,155	2.49	1,449,104	35,947	3.32

Noninterest-bearing demand deposits	279,064	26,348		262,769
Other noninterest-bearing liabilities	15,897			18,809
Shareholders’ equity	191,290			183,879

Total liabilities and shareholders’ equity	$1,899,023			$1,914,561

Net interest income (tax-equivalent)		$51,448			$46,349

Interest rate spread			3.38%			2.82%

Net earning assets	$355,795			$340,891

Net interest margin (tax-equivalent)			3.88%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.18%			123.52%

Rate/Volume Analysis
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2008 vs. 2007			September 30, 2008 vs. 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Federal funds sold and interest-earning deposits	$5	$(105)	$(100)	$(266)	$(656)	$(922)
Investment securities:
Taxable	(702)	(125)	(827)	(2,601)	(102)	(2,703)
Tax-exempt	(431)	(191)	(622)	(809)	(244)	(1,053)
Tax-preferred	72	(215)	(143)	993	169	1,162

Total investment securities			(1,592)			(2,594)

Loans held for sale	—	—	—	9	(2)	7
Loans:
Commercial	526	(801)	(275)	1,639	(1,792)	(153)
Commercial real estate	66	(433)	(367)	29	(974)	(945)
Agricultural	(165)	(334)	(499)	(510)	(399)	(909)
Residential real estate	106	(168)	(62)	264	(289)	(25)
Consumer indirect	1,416	80	1,496	2,753	279	3,032
Consumer direct and home equity	(230)	(616)	(846)	(709)	(1,282)	(1,991)

Total loans			(553)			(991)

Total interest-earning assets			(2,245)			(4,500)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	65	(666)	(601)	58	(1,832)	(1,774)
Savings and money market	121	(617)	(496)	318	(1,511)	(1,193)
Certificates of deposit	(782)	(2,011)	(2,793)	(2,309)	(4,059)	(6,368)

Total interest-bearing deposits			(3,890)			(9,335)
Short-term borrowings	113	(186)	(73)	141	(252)	(111)
Long-term borrowings	152	(69)	83	(146)	(7)	(153)
Junior subordinated debentures	—	—	—	—	—	—

Total interest-bearing liabilities			(3,880)			(9,599)

Change in net interest income			$1,635			$5,099

Provision (Credit) for Loan Losses
The Company recorded a provision for loan losses of $1.9 million for the third quarter of 2008, compared with a credit to its provision for loan losses of $82 thousand for the third quarter of 2007. For the nine months ended September 30, 2008, the provision for loan losses was $4.0 million, compared with a credit to its provision for loan losses of $235 thousand for the same period last year. See “Non-Performing Assets and Allowance for Loan Losses” included herein for additional information.
Noninterest (Loss) Income
The following table details the major categories of noninterest (loss) income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Noninterest (loss) income:
Service charges on deposits	$2,794	$2,778	$7,812	$8,114
ATM and debit card	852	735	2,460	2,079
Broker-dealer fees and commissions	363	323	1,223	1,053
Loan servicing	112	259	530	707
Company owned life insurance	223	1,090	269	1,139
Net gain on sale of loans held for sale	48	313	304	589
Net gain on sale of other assets	102	59	254	160
Net gain on investment securities	12	67	232	118
Impairment charges on investment securities	(34,554)	—	(38,345)	—
Other	700	710	1,589	1,719

Total noninterest (loss) income	$(29,348)	$6,334	$(23,672)	$15,678

The components of noninterest (loss) income fluctuated as discussed below.
Service charges on deposits declined 4% on a year-to-date basis in 2008 versus 2007. The decline is primarily due to a decrease in the level of commercial service charges and insufficient funds fees.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, totaled $852 thousand and $2.5 million for the quarter and nine months ended September 30, 2008, respectively, compared to $735 thousand and $2.1 million for the same periods in the prior year. ATM and debit card income has increased as a result of higher transaction volumes.
Broker-dealer fees and commissions increased 12% and 16% in the three and nine month periods of 2008 compared to the same periods a year ago, due in part to higher sales volumes.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment charges, if any, associated with capitalized mortgage servicing assets. Loan servicing income declined in the three and nine month periods ended September 30, 2008 compared to the same periods a year ago, partly resulting from a decrease in the sold and serviced residential real estate portfolio, coupled with an increase in impairment losses on capitalized mortgage servicing assets recognized in 2008 compared with 2007.
The income from company owned life insurance decreased by $900 thousand for both the three and nine month periods of 2008 in comparison to the same periods in 2007. The higher level of income in the 2007 periods reflects $1.1 million in death benefit insurance proceeds. The Company invested $20.0 million in company owned life insurance during the third quarter of 2008, which would have resulted in an increase in income compared to prior year absent the death benefit proceeds received in 2007.
The year-to-date impairment charge on investment securities of $38.3 million includes a write-down of $34.6 million in the third quarter of 2008. See “Investing Activities” herein for additional information.
Other noninterest income was $1.6 million for the first nine months of 2008, down $130 thousand from the same period a year ago. The change in noninterest income was principally from fluctuations associated with Small Business Investment Company limited partnership investments accounted for under the equity method.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Noninterest expense:
Salaries and employee benefits	$7,021	$8,574	$23,626	$24,935
Occupancy and equipment	2,642	2,422	7,789	7,321
Computer and data processing	603	547	1,764	1,593
Professional services	467	476	1,504	1,548
Supplies and postage	475	443	1,353	1,283
Advertising and promotions	472	322	905	1,006
Other	1,729	1,825	5,126	5,200

Total noninterest expense	$13,409	$14,609	$42,067	$42,886

The components of noninterest expense fluctuated as discussed below.
For the third quarter of 2008, salaries and benefits decreased $1.6 million from the third quarter of 2007. For the nine months ended September 30, 2008, salaries and benefits were $23.7 million, compared to $24.9 million for the first nine months of 2007. These decreases resulted primarily from $1.0 million in reversals of accrued compensation expense in recognition that certain senior management incentive targets contingent on 2008 financial results will not be met. In addition, the Company reduced the number of full-time equivalent employees (“FTEs”) by 5% to 607 as of September 30, 2008, down from 636 as of September 30, 2007.
The Company experienced increases of 9.1% and 6.4% in occupancy and equipment expense in the three and nine-month periods ended September 30, 2008, compared to the same periods a year ago. The Company has actively managed to reduce costs and lower overhead, but those efforts were more than offset by increased technology-related equipment and associated maintenance costs.
Computer and data processing costs increased 10.2% and 10.7% for the three and nine month periods ended September 30, 2008, as compared to the same periods last year. The increases are due to higher data processing related expenses associated with the increasing trend towards electronic banking and transaction processing.
Advertising and promotions increased $150 thousand, or 47%, to $472 thousand for the three months ended September 30, 2008, compared to the same quarter last year, largely due to a difference in the timing of promotional events between 2008 and 2007. The higher expense in the third quarter of 2008 related to promotions associated with the opening of a new branch in Henrietta. For the nine months ended September 30, 2008, advertising and promotions was $905 thousand, compared to $1.0 million for the first nine months of 2007.
The efficiency ratio for the third quarter of 2008 was 58.10% compared with 67.07% for the third quarter of 2007, and 63.17% for the nine months ended September 30, 2008, compared to 69.41% for the same period a year ago. The 2008 efficiency ratios, compared to 2007, reflect increases in net interest income partially offset by the higher level of noninterest expense. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities, proceeds from company owned life insurance included in income and net gain on sale of trust relationships.
Income Taxes
The Company recorded income tax expense of $524 thousand in the third quarter of 2008, compared to $1.4 million in the third quarter of 2007. For the nine-month period ended September 30, 2008, income tax expense totaled $1.3 million compared to $3.6 million in the same period of 2007. The effective tax rates recorded for 2008 on a quarter-to-date and year-to-date basis were (1.9)% and (6.1)%, respectively, in comparison to the September 30, 2007 quarter-to-date and year-to-date effective tax rates of 21.2% and 22.6%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt and tax-preferred securities, earnings on company owned life insurance, as well as the valuation allowance discussed below.
As of September 30, 2008, the Company recognized a valuation allowance of $12.0 million against its deferred tax assets as a result of a substantial portion of the OTTI non-cash charge incurred in the third quarter being classified as a capital loss for tax purposes, which significantly limited the tax benefit. Subsequently, on October 3, 2008, the Emergency Economic Stabilization Act (the “Act”) was enacted, which included a provision permitting banks, under certain circumstances, to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, increasing the tax benefit to the Company in the fourth quarter. The Company expects that it will eliminate the valuation allowance and recognize an additional tax benefit of $12.0 million in the fourth quarter of 2008. See “Investing Activities” herein for additional information regarding the OTTI non-cash charge.

ANALYSIS OF FINANCIAL CONDITION
Investing Activities
Investment Securities Portfolio Composition
The Company’s investment security portfolio (including securities available for sale at fair value and securities held to maturity at amortized cost) totaled $671.8 million as of September 30, 2008 compared to $754.7 million as of December 31, 2007. Further detail regarding the Company’s investment securities portfolio follows.
The deteriorating credit quality of assets linked to the sub-prime mortgage market has led to a lack of liquidity and downgrades to certain mortgage-backed and other securities. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. The U.S. Government has attempted to stabilize the financial and capital markets through an injection of liquidity and capital, but it is unclear if and how long it may take for those efforts to be successful.
During the third quarter of 2008, the Company recorded an OTTI non-cash charge on certain investment securities of $34.6 million related to auction rate preferred equity securities collateralized by preferred stock of FNMA and FHLMC and pooled trust preferred securities issued principally by financial institutions. This was in addition to the $3.8 million OTTI recorded in the second quarter of 2008 related to two privately issued whole loan collateralized mortgage obligations with exposure to sub-prime mortgages and two pooled trust preferred securities.
Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace may adversely effect the fair values of the Company’s investment portfolio and increase the potential that certain unrealized losses may be designated as OTTI in future periods and that the Company may incur additional write-downs in the future.
U.S. Government Agency and U.S. Government-Sponsored Enterprise (“GSE”) Obligations
The U.S. government agency and GSE obligations portfolio, all of which was classified as available for sale, was comprised of debt obligations issued directly by the U.S. government agencies or GSEs and totaled $90.4 million and $158.9 million as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the portfolio consisted of approximately $28.7 million, or 32%, callable securities. As of September 30, 2008, this category of investment securities also included $12.4 million of structured notes, the majority of which were step-callable debt issues that step-up in rate at specified intervals and are periodically callable by the issuer. As of September 30, 2008, the structured notes had a current average coupon rate of 4.26% that adjust on average to 6.43% within five years. However, under current market conditions these notes are likely to be called at the time of the rate adjustment.
Mortgage-Backed Securities (“MBS”)
The MBS portfolio totaled $360.6 million as of September 30, 2008, which was comprised of $245.9 million of mortgage-backed pass-through securities (“pass-through”) and $114.7 million of collateralized mortgage obligations (“CMO”). As of December 31, 2007, the available for sale MBS portfolio totaled $295.9 million, which consisted of $160.0 million of pass-throughs and $135.9 million of CMOs.
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
The CMO portfolio consisted of two principal groups, with balances as of September 30, 2008 as follows: (1) $67.9 million of AAA rated fixed and variable rate CMOs issued by FNMA, FHLMC or GNMA that carried a full guaranty by the issuing agency of both principal and interest, and (2) $46.7 million of privately issued whole loan CMOs.

The following table details, by risk rating, the privately issued whole loan CMOs as of the end of the current quarter:

	As of September 30, 2008
	Amortized		Adjusted
(Dollars in thousands)	Cost before	Cumulative	Amortized	Fair
Risk Rating (S&P or Fitch / Moody’s)	OTTI	OTTI	Cost	Value

Backed principally by Prime loans (at least 90%):
AAA / Aaa	$41,319	$—	$41,319	$38,261
AAA / Aa1	6,021	—	6,021	5,184

Total whole loan CMOs principally prime collateral	47,340	—	47,340	43,445

Backed by loans with significant percentage (more than 35%) of sub-prime:
AAA / A3	972	—	972	755
BB / A3	662	545	117	90
BBB-	4,190	1,728	2,462	2,370

Total whole loan CMOs with significant percentage of sub-prime collateral	5,824	2,273	3,551	3,215

Total Whole Loan CMOs	$53,164	$2,273	$50,891	$46,660

As of September 30, 2008, the weighted average percentage (by dollars) of the underlying mortgages that were owner occupied in the privately issued whole loan CMO portfolio was 93%. In addition, 98% of the total privately issued whole loan CMO portfolio was backed by underlying mortgages that were at fixed rates.
All of the securities rated AAA / Aaa were issued prior to 2004 and are therefore at least three years seasoned. The securities rated AAA / Aa1 were issued in 2005, 2006, and 2007, and consequently have mortgages as underlying collateral with relatively short seasoning. The credit support on the AAA / Aa1 and AAA / A3 classes owned has increased in all cases since the securities were originated. The BB / A3 and BBB- classes each represent one bond which was determined to be other-than-temporarily impaired during the second quarter of 2008 and were written down by $545 thousand and $1.7 million, respectively. No further write-downs were deemed necessary in regards to these securities during the third quarter of 2008.
Other Asset-Backed Securities (“ABS”)
The ABS portfolio totaled $15.8 million and $33.2 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the ABS portfolio consists principally of positions in 14 different pooled trust preferred securities and one AAA rated Student Loan Marketing Association (“SLMA”) security. The following table summarizes changes to amortized cost for the portfolio of ABS for each quarter in 2008 and the respective fair value of each portfolio at each quarter end.

	Trust Preferred		SLMA		Total ABS
	Adjusted		Adjusted		Adjusted
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

Balance December 31, 2007	$33,307	$32,390	$808	$808	$34,115	$33,198
Net change to cost basis before OTTI	(24)		(186)		(210)
OTTI non-cash charge	—		—		—

Balance March 31, 2008	33,283	$30,946	622	$622	33,905	$31,568
Net change to cost basis before OTTI	(28)		(152)		(180)
OTTI non-cash charge	(1,518)		—		(1,518)

Balance June 30, 2008	31,737	$27,350	470	$469	32,207	$27,819
Net change to cost basis before OTTI	(17)		(164)		(181)
OTTI non-cash charge	(3,529)		—		(3,529)

Balance September 30, 2008	$28,191	$15,467	$306	$306	$28,497	$15,773

The following table summarizes at September 30, 2008, by risk rating, the fourteen individual pooled trust preferred securities:

		Amortized		Adjusted
(Dollars in thousands)	Number of	Cost before	Cumulative	Amortized	Fair
Risk Rating (Moody’s / Fitch)	Securities	OTTI	OTTI	Cost	Value

Aa2 / AA	2	$4,943	$—	$4,943	$2,827
A2 / A	5	14,768	—	14,768	7,244
A2/A- / A3/A	2	6,044	1,946	4,098	2,310
Baa1 / A	1	2,005	962	1,043	897
Baa2 / A	1	1,013	556	457	457
Baa3 / A	2	2,501	331	2,170	1,020
Ba1 / A-	1	1,964	1,252	712	712

	14	$33,238	$5,047	$28,191	$15,467

All of the pooled trust preferred securities are collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies. The financial services industry is experiencing conditions that have, in some individual companies, resulted in lowered earnings and strained capital positions. Each of the pooled trust preferred securities owned by the Company has some individual companies backing that specific security that have either defaulted or are deferring dividend payments. The class level that the Company owns in each security has at least one subordinate class below the class owned by the Company and as a result, to date, the Company has received scheduled dividend payments on all of the securities in accordance with the terms of the security. These securities fall under a class of securities referred to as a collateralized debt obligation (“CDO”). The market for CDOs has very low demand due principally to imbalances in liquidity that exist in the marketplace. The resulting impact from this inactive market, as well as the increased credit risk profile of the banking sector in general and certain of the companies collateralizing the securities has created adverse changes to the fair value of the securities. The Company assessed the potential impairment on each of the securities taking into consideration all relevant market inputs and recorded in the third quarter of 2008 an OTTI non-cash charge on three securities for $3.5 million. In the second quarter of 2008 the Company recorded an OTTI non-cash charge on two securities for $1.5 million. Further deterioration in credit quality of the companies collateralizing the securities and/or a continuation of the current imbalances in liquidity that exist in the marketplace may further effect the fair value of these securities and increase the potential that certain unrealized losses may be designated as other than temporary in future periods and that the Company may incur additional write downs. Some companies collateralizing these securities may elect and may be approved to participate in the Treasury’s recently announced TARP Capital Purchase Program. To the extent those companies receive additional capital it may reduce the credit risk of these securities and have a positive impact on their fair value.
State and Municipal Obligations
At September 30, 2008, the portfolio of state and municipal obligations totaled $202.6 million, of which $138.2 million was classified as available for sale. As of that date, $64.4 million was classified as held to maturity, with a fair value of $64.3 million. As of December 31, 2007 the portfolio of state and municipal obligations totaled $232.1 million, of which $172.6 million was classified as available for sale. As of that date, $59.5 million was classified as held to maturity, with a fair value of $59.9 million.
Equity Securities
As of September 30, 2008, the Company had $2.4 million in equity securities including $1.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $591 thousand of common equity securities. As of December 31, 2007, the Company had $34.6 million in equity securities, including $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780 thousand of common equity securities. The dividend income related to both the common and auction rate preferred equity securities qualifies for the Federal income tax dividend received deduction.
The auction rate preferred equity securities consist of positions collateralized by FNMA and FHLMC preferred stock. The auction rate preferred equity securities were structured to be tendered at par, at the option of the investor, at auctions occurring about every 90 days. The auctions were unsuccessful beginning in April 2008, primarily as a result of the financial and capital market crisis. The FNMA and FHLMC preferred stock fair values deteriorated significantly during the third quarter of 2008. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the “Act”) was signed into law. The Act established the Federal Housing Finance Agency (“FHFA”) as the federal regulator of FNMA and FHLMC, and provided the FHFA the power to oversee the operations, activities, corporate governance, safety and soundness, and missions of FNMA and FHLMC. On September 7, 2008, the FHFA announced that FNMA and FHLMC were being placed into conservatorship, which significantly diluted existing equity positions in FNMA and FHLMC. As a result, an impairment write-down of $31.0 million was recorded during the third quarter of 2008 on the auction rate preferred equity securities, which had an aggregate adjusted cost basis and fair value of $1.8 million after the OTTI non-cash charge. For the three and nine months ended September 30, 2008, dividend income of $223 thousand and $1.4 million, respectively, was recorded on these securities. FHFA has suspended the payment of preferred dividends for FNMA and FHLMC and the Company will receive no future dividend income while the suspension is in place.

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
Certain of the Company’s investment securities were valued using unobservable or Level 3 inputs as of September 30, 2008. Auction-rate preferred equity securities were transferred to Level 3 in the first quarter of 2008 and pooled trust preferred securities were transferred to Level 3 in the third quarter of 2008. There is no secondary market for the auction-rate preferred equity securities, so third-party dealer quotes were obtained that were derived by obtaining price quotes for preferred equity securities not held in a trust and adjusting those prices to reflect the rate-capped and other components of the trust structure of the instruments owned by the Company. The market for pooled trust preferred securities has very low demand due to imbalances in liquidity that exist in the marketplace and the uncertainty in evaluating the credit risk in these securities. In determining fair value as of September 30, 2008 for pooled trust preferred securities, the Company considered and weighed all inputs. The Company considered fair values from a pricing service derived from inputs from an inactive market. The Company also considered fair value derived from the Company’s own assumptions with input from outside brokerage firms, as to expected cash flows and approximate risk-adjusted discount rates.
Lending Activities
Loans Held for Sale
Loans held for sale (not included in the table below) totaled $1.0 million and $906 thousand as of September 30, 2008 and December 31, 2007, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages to the secondary market. Residential real estate mortgages serviced for others totaled $321.5 million and $338.1 million as of September 30, 2008 and December 31, 2007, respectively, and are not included in the consolidated statements of financial condition. The Company retained selected newly originated residential mortgages, resulting in a decline in the sold and serviced residential real estate portfolio, as run-off outpaced new sold and serviced loan volumes during the three and nine months ended September 30, 2008.

Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$156,809	14.6%	$136,780	14.2%
Commercial real estate	248,267	23.0	245,797	25.5
Agriculture	46,490	4.3	47,367	4.9
Residential real estate	173,893	16.1	166,863	17.3
Consumer indirect	227,971	21.1	134,977	14.0
Consumer direct and home equity	224,693	20.9	232,389	24.1

Total loans	1,078,123	100.0%	964,173	100.0%

Allowance for loan losses	(17,420)		(15,521)

Total loans, net	$1,060,703		$948,652

Total loans increased $114.0 million to $1.078 billion as of September 30, 2008 from $964.2 million as of December 31, 2007 principally from a $93.0 million increase in indirect auto loans.
Commercial loans and commercial real estate loans increased $22.5 million to $405.1 million as of September 30, 2008 from $382.6 million as of December 31, 2007, a result of the Company’s focused commercial business development programs over the past nine months.
Agricultural loans decreased $877 thousand, to $46.5 million as of September 30, 2008 from $47.4 million as of December 31, 2007. Competition and adherence to strict credit standards has led to payments outpacing new loan originations in the agricultural portfolio.
Residential real estate loans increased $7.0 million to $173.9 million as of September 30, 2008 in comparison to $166.9 million as of December 31, 2007. This category of loans increased as certain residential mortgages were added to the portfolio rather than being sold to the secondary market. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased by 68.9% to $228.0 million as of September 30, 2008 from $135.0 million as of December 31, 2007. The Company increased its indirect portfolio by managing existing and developing new relationships with over 200 hundred franchised auto dealers in Western and Central New York State. During the first nine months of 2008 the Company originated $133.2 million in indirect auto loans with a mix of approximately 38% new auto and 62% used auto. This compares with $56.5 million in indirect loan auto originations with a mix of approximately 41% new auto and 59% used auto for the same period in 2007.
The consumer direct and home equity portfolio decreased $7.7 million to $224.7 million as of September 30, 2008 in comparison to $232.4 million as of December 31, 2007. The decline in direct consumer and home equity products is reflective of an overall slowing in the economy, as well as the Company’s policy to maintain a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.
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

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Nonaccrual loans
Commercial	$576	$827
Commercial real estate	2,039	2,825
Agriculture	426	481
Residential real estate	3,170	2,987
Consumer indirect	412	278
Consumer direct and home equity	986	677

Total nonaccruing loans	7,609	8,075

Accruing loans 90 days or more delinquent	32	2

Total nonperforming loans	7,641	8,077

Other real estate owned (“ORE”) and repossessed assets (“repos”)	1,009	1,421

Total nonperforming assets	$8,650	$9,498

Ratios:
Nonperforming loans to total loans	0.71%	0.84%
Nonperforming assets to total loans, ORE and repos	0.80%	0.98%
Nonperforming assets to total assets	0.44%	0.51%
Information regarding the activity in nonaccruing loans is as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
(Dollars in thousands)	2008	2008

Nonaccruing loans, beginning of period	$6,254	$8,075

Additions	3,486	6,697
Payments	(961)	(2,751)
Charge-offs	(736)	(3,331)
Returned to accruing status	(233)	(325)
Transferred to other real estate or repossessed assets	(201)	(756)

Nonaccruing loans, end of period	$7,609	$7,609

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $18.2 million and $16.6 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2008 and December 31, 2007, respectively.
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of September 30, 2008.

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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance as of beginning of period	$16,038	$16,522	$15,521	$17,048

Charge-offs:
Commercial	98	127	451	426
Commercial real estate	2	227	785	413
Agriculture	43	40	47	56
Residential real estate	10	148	288	209
Consumer indirect	420	319	1,343	741
Consumer direct and home equity	357	449	892	1,127

Total charge-offs	930	1,310	3,806	2,972

Recoveries:
Commercial	142	227	596	784
Commercial real estate	38	51	237	198
Agriculture	4	1	14	126
Residential real estate	9	1	23	48
Consumer indirect	102	76	435	165
Consumer direct and home equity	126	125	435	449

Total recoveries	421	481	1,740	1,770

Net charge-offs	509	829	2,066	1,202
Provision for loan losses	1,891	(82)	3,965	(235)

Balance at end of period	$17,420	$15,611	$17,420	$15,611

Ratios:
Net loan charge-offs to average loans (annualized)	0.20%	0.35%	0.28%	0.17%
Allowance for loan losses to total loans	1.62%	1.64%	1.62%	1.64%
Allowance for loan losses to nonperforming loans	228%	188%	228%	188%
There were provisions for loan losses of $1.9 million and $4.0 million for the three and nine month periods ended September 30, 2008, respectively, compared with credits to provision for loan losses of $82 thousand and $235 thousand for the corresponding periods in 2007. The increase in the provision for loan losses is primarily due to increased net loan charge-offs for the nine months ended September 30, 2008, as well as consideration of various qualitative factors impacting the inherent risk of loan losses and the growth and changing mix of the loan portfolio, partially offset by reduced nonperforming loans in 2008 compared with a year ago. Net charge-offs decreased $320 thousand in the third quarter of 2008 compared with the same quarter last year. Net charge-offs increased by $864 thousand in the first nine-months of 2008 compared with the 2007 period, relating principally to the commercial mortgage and consumer indirect portfolios. Also impacting the provision for loan losses in 2008 were considerations regarding the general economic conditions in the Company’s market area and the growth in the commercial and indirect loan portfolios.

Funding Activities
The Company manages funding from the following principal components: deposits (nonpublic, public and brokered), borrowings and junior subordinated debentures.
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of September 30, 2008, total deposits were $1.660 billion, an increase of $84.4 million in comparison to $1.576 billion as of December 31, 2007.
Nonpublic deposits represent the largest component of the Company’s funding. As of September 30, 2008, total nonpublic deposits were $1.240 billion in comparison to $1.251 billion as of December 31, 2007. The Company continues to manage this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of September 30, 2008, total public deposits were $420.8 million in comparison to $318.1 million as of December 31, 2007. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
The Company continued to place less reliance on brokered certificates of deposit as $6.8 million in brokered deposits outstanding at December 31, 2007 were repaid at their scheduled maturity dates in the second quarter of 2008.
Borrowings
The Company has credit capacity with FHLB and can borrow through facilities that include an overnight line-of-credit, as well as, amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $70.8 million and $28.7 million as of September 30, 2008 and December 31, 2007, respectively. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $31.6 million of immediate credit capacity with FHLB as of September 30, 2008. The FHLB credit capacity is collateralized by FHLB stock and securities from the Company’s investment portfolio. The Company also had $76.1 million of credit available under unsecured lines of credit with various banks as of September 30, 2008. There were no advances outstanding on these lines of credit as of September 30, 2008. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $27.2 million and $22.8 million as of September 30, 2008 and December 31, 2007, respectively.
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
Equity Activities
Total shareholders’ equity amounted to $152.8 million as of September 30, 2008, a decrease of $42.5 million from $195.3 million as of December 31, 2007. The decrease in shareholders’ equity resulted primarily from the $32.3 million in total comprehensive losses through the first nine months ended September 30, 2008. Also contributing to the decrease was the declaration of $5.9 million in cash dividends and $4.7 million in treasury stock acquisitions under the Company’s common stock repurchase program. On November 5, 2008, the Board of Directors of the Company approved the filing of an application to issue $25.0 million of its preferred stock through the Treasury’s recently announced TARP Capital Purchase Program. See “Capital Resources” included herein for additional information.

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
The deteriorating credit quality of assets linked to the sub-prime mortgage market has led to a lack of liquidity and downgrades to certain mortgage-backed and other securities. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. The U.S. Government has attempted to stabilize the financial and capital markets through an injection of liquidity and capital, but it is unclear if and how long it may take for those efforts to be successful.
Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace may adversely effect the fair values of the Company’s investment portfolio and increase the potential that certain unrealized losses may be designated as OTTI in future periods and that the Company may incur additional write-downs in the future.
The Company’s cash and cash equivalents were $76.7 million as of September 30, 2008, an increase of $30.0 million from $46.7 million as of December 31, 2007. The Company’s net cash provided by operating activities totaled $17.7 million. Net cash used in investing activities totaled $108.3 million, which included $116.8 million of net loan originations, offset by net proceeds of $31.1 million from investment securities transactions. Net cash provided by financing activities of $120.6 million was primarily attributed to a combined $127.9 million increase in deposits and net borrowings, offset against $4.7 million used to purchase stock for treasury and $5.7 million in dividend payments.
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
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company also includes, subject to limitation, $16.7 million of trust preferred securities issued by FISI Statutory Trust I. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
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

The Company’s and the Bank’s actual and required capital ratios as of September 30, 2008 and December 31, 2007 were as follows:

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008:
Tier 1 leverage:
Company	$138,746	7.37%	$75,316	4.00%	$94,146	5.00%
Bank (FSB)	124,186	6.61	75,118	4.00	93,897	5.00

Tier 1 capital (to risk-weighted assets):
Company	138,746	11.10	50,020	4.00	75,030	6.00
Bank (FSB)	124,186	9.98	49,799	4.00	74,698	6.00

Total risk-based capital (to risk-weighted assets):
Company	154,399	12.35	100,040	8.00	125,050	10.00
Bank (FSB)	139,771	11.23	99,597	8.00	124,497	10.00

December 31, 2007:
Tier 1 leverage:
Company	$172,899	9.35%	$73,943	4.00%	$92,429	5.00%
Bank (FSB)	157,312	8.54	73,718	4.00	92,148	5.00

Tier 1 capital (to risk-weighted assets):
Company	172,899	15.74	49,939	4.00	65,909	6.00
Bank (FSB)	157,312	14.40	43,710	4.00	65,565	6.00

Total risk-based capital (to risk-weighted assets):
Company	186,652	16.99	87,878	8.00	109,848	10.00
Bank (FSB)	170,994	15.65	87,420	8.00	109,275	10.00
On October 14, 2008, the Treasury announced the TARP Capital Purchase Program to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. On November 5, 2008, although the Company currently meets the regulatory definitions of “well capitalized,” the Board of Directors of the Company approved the filing of an application to issue $25.0 million of its preferred stock through the TARP Capital Purchase Program. See “Capital Resources” included herein for additional information.
The program is available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate on our before November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The minimum subscription amount available to a participating institution is 1% of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. Treasury will fund the senior preferred shares purchased under the program by year-end 2008. The senior preferred shares will qualify as Tier 1 capital and will rank senior to common stock and pari passu, which is at an equal level in the capital structure, with existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. Treasury may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average. Companies participating in the program will need Treasury consent for any increase in (i) common stock dividends and (ii) common share repurchases, until the third anniversary of the investment, unless all senior preferred shares have been redeemed or transferred to a third party. Companies participating in the program must also adopt the Treasury Department’s standards for executive compensation and corporate governance, for the period during which Treasury holds equity issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.
The financial institution must meet certain standards, including: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on the financial institution from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Treasury has issued interim final rules for these executive compensation standards.

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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2008:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

07/01/08 – 07/31/08	104,635	$16.87	104,635	$2,815,776
08/01/08 – 08/31/08	—	—	—	2,815,776
09/01/08 – 09/30/08	1,954	16.04	1,954	2,784,434

Total	106,589	$16.85	106,589	$2,784,434

On June 25, 2008, the Company announced that its Board of Directors approved a new stock repurchase program for the purchase of up to $5.0 million of the Company’s common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions.

ITEM 6. EXHIBITS
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated September 25, 1999 (File No. 333-76865) (The “S-1 Registration Statement”)

3.2	Amended and Restated Bylaws dated May 23, 2001	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2001, dated March 11, 2002

3.3	Amended and Restated Bylaws dated February 18, 2004	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended December 31, 2003, dated March 12, 2004

3.4	Amended and Restated Bylaws dated February 22, 2006	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Stock Ownership Requirements (effective January 1, 2005)	Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2004, dated March 16, 2005

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated September 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated September 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated September 30, 2005

Exhibit
No.	Description	Location

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.16	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 24, 2008

10.17	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 24, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

32.1	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO	Filed Herewith

32.2	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	, November 6, 2008
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald A. Miller	, November 6, 2008
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