Form 10-K
period 2008-12-31
FINANCIAL INSTITUTIONS INC
filed 2009-03-12
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26481

FINANCIAL INSTITUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	16-0816610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 LIBERTY STREET, WARSAW, NEW YORK	14569
(Address of principal executive offices)	(ZIP Code)
Registrant’s telephone number, including area code: (585) 786-1100
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.01 per share	NASDAQ Global Select Market
Securities registered under Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, as computed by reference to the June 30, 2008 closing price reported by NASDAQ, was $160,362,000.
As of February 28, 2009, there were issued and outstanding, exclusive of treasury shares, 10,846,519 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I
FORWARD LOOKING INFORMATION
Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:
•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (“the parent” or “FII”) and its subsidiaries (collectively “the Company,” “we,” “our,” “us”);

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:
•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives;
•
changes in political and economic conditions, including the political and economic effects of the current economic crisis and other major developments, including wars, military actions and terrorist attacks;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;
•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;
•	acquisitions and integration of acquired businesses;
•	increases in the levels of losses, customer bankruptcies, claims and assessments;
•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board (“FRB”);
•
the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (“EESA”) and the American Recovery and Reinvestment Act (“ARRA”), including without limitation the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program (“CPP”), and the Temporary Liquidity Guarantee Program (“TLGP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•
the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
the impact of certain provisions of the EESA and ARRA and related rules and regulations on the attractiveness of governmental programs to mitigate the effects of the current economic crisis, including the risks that certain financial institutions may elect not to participate in such programs, thereby decreasing the effectiveness of such programs;

•	continuing consolidation in the financial services industry;
•	new litigation or changes in existing litigation;
•	success in gaining regulatory approvals, when required;
•	changes in consumer spending and savings habits;
•	increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	demand for financial services in the Company’s market areas;
•	inflation and deflation;
•	technological changes and the Company’s implementation of new technologies;
•	the Company’s ability to develop and maintain secure and reliable information technology systems;
•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies;
•	increased costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels; and
•
further declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial position be designated as impaired and that the Company may incur a goodwill write-down in the future.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in this Form 10-K.
Except as required by law, the Company does not undertake, and specifically disclaims any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
GLOSSARY OF ACRONYMS

ABS	–	Asset-Backed Security
AFS	–	Available-for-Sale
ALCO	–	Asset/Liability Committee
ALM	–	Asset-Liability Management
AML	–	Anti-Money Laundering
ARM	–	Adjustable Rate Mortgage
ARRA	–	American Recovery and Reinvestment Act
ATM	–	Automated Teller Machine
BCBS	–	Basel Committee on Banking Supervision
BSA	–	Bank Secrecy Act
CDO	–	Collateralized Debt Obligation
CMC	–	Capital Management Committee
COSO	–	Committee of Sponsoring Organizations of the Treadway Commission
CPP	–	Capital Purchase Program
CRA	–	Community Reinvestment Act
CRE	–	Commercial Real Estate
EESA	–	Emergency Economic Stabilization Act
EITF	–	Emerging Issues Task Force
FAMC	–	Federal Agricultural Mortgage Corporation
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FHLMC	–	Federal Home Loan Mortgage Corporation
FIN	–	FASB Interpretation
FNMA	–	Federal National Mortgage Association
FRB	–	Federal Reserve Board
FSP	–	FASB Staff Position
FTE	–	Full-Time Equivalent
GNMA	–	Government National Mortgage Association
HTM	–	Held-to-Maturity
MD&A	–	Management’s Discussion and Analysis
OCI	–	Other Comprehensive Income
OREO	–	Other Real Estate Owned
OTC	–	Over-the-Counter
OTTI	–	Other-Than-Temporary-Impairment
PCAOB	–	Public Company Accounting Oversight Board
SBA	–	Small Business Administration
SEC	–	Securities and Exchange Commission
SFAS	–	Statement of Financial Accounting Standards
TARP	–	Troubled Asset Relief Program
TLGP	–	Temporary Liquidity Guarantee Program
VIE	–	Variable Interest Entity

ITEM 1. BUSINESS
GENERAL
Financial Institutions, Inc. is a financial holding company organized in 1931 under the laws of New York State. Through its subsidiaries, including its wholly-owned, New York State chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. provides deposit, lending and other financial services to individuals and businesses in Central and Western New York State. All references in this Form 10-K to the parent company are to Financial Institutions, Inc. (“FII”). Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “the Company” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. The Company’s executive offices are located at 220 Liberty Street, Warsaw, New York.
We conduct our business primarily through our banking subsidiary, Five Star Bank, which adopted its current name in 2005 when the Company merged three of its bank subsidiaries, Wyoming County Bank, National Bank of Geneva and Bath National Bank into its New York State chartered bank subsidiary, First Tier Bank & Trust, which was then renamed Five Star Bank. In addition, our business operations include a broker-dealer subsidiary, Five Star Investment Services, Inc. (100% owned) (“FSIS”).
In February 2001, the FISI Statutory Trust I (the “Trust”) was formed to facilitate the private placement of $16.2 million in capital securities (“trust preferred securities”). FII capitalized the Trust with a $502 thousand investment in the Trust’s common securities. The Trust is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, as such, the Trust is accounted for as an unconsolidated subsidiary. Therefore, the Company’s consolidated statements of financial position reflect the $16.7 million in junior subordinated debentures as a liability and the $502 thousand investment in the Trust’s common securities is included in other assets.
During the second quarter of 2008, the Company received Federal Reserve approval for an election to reinstate its status as a financial holding company under the Gramm-Leach-Bliley Act, which permits the Company to engage in business activities that are financial in nature or incidental to financial activity.
OTHER INFORMATION
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
MARKET AREAS AND COMPETITION
The Company provides a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of 52 offices and over 70 ATMs in fourteen contiguous counties of Western and Central New York State: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties.
The Company’s market area is geographically and economically diversified in that it serves both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York State outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates increasing its presence in the markets around these two cities and opened two branches in the Rochester suburbs during 2008.
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

LENDING ACTIVITIES
General
The Company offers a broad range of loans including commercial and agricultural working capital and revolving lines of credit, commercial and agricultural mortgages, equipment loans, crop and livestock loans, residential mortgage loans and home equity loans and lines of credit, home improvement loans, automobile loans and personal loans. Newly originated and refinanced fixed rate residential mortgage loans are either retained in the Company’s portfolio or sold to the secondary market and servicing rights are retained.
The Company has thoroughly evaluated and updated its lending policy in recent years. The revisions to the loan policy include a renewed focus on lending philosophy and credit objectives.
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
Commercial and Agricultural Lending
The Company originates commercial loans in its primary market areas and underwrites them based on the borrower’s ability to service the loan from operating income. The Company offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2008, $46.6 million, or 29.4%, of the aggregate commercial loan portfolio were at fixed rates, while $111.9 million, or 70.6%, were at variable rates. The Company utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. As of December 31, 2008, $12.6 million, or 28.3%, of the agricultural loan portfolio were at fixed rates, while $32.1 million, or 71.7%, were at variable rates. The Company utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Commercial Real Estate Lending
In addition to commercial loans secured by real estate, the Company makes commercial real estate loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2008, $58.0 million, or 22.1%, of the aggregate commercial real estate loan portfolio were at fixed rates, while $204.2 million, or 77.9%, were at variable rates.
Government Guarantee Programs
The Company participates in government loan guarantee programs offered by the SBA, United States Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2008, the Company had loans with an aggregate principal balance of $37.6 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Company is able to broaden its base of borrowers while minimizing credit risk.
Consumer Lending
The Company offers a variety of loan products to its consumer customers located in Western and Central New York, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2008, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products.

The Company indirectly originates, through dealers, consumer indirect automobile loans. The consumer indirect loan portfolio is primarily comprised of new and used automobile loans with terms that typically range from 36 to 72 months. The Company has expanded its relationships with franchised new car dealers in our general market area and has selectively originated a mix of new and used automobile loans from those dealers. As of December 31, 2008, the consumer indirect portfolio totaled $255.1 million, nearly all of which were fixed rate automobile loans.
The Company also originates, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2008, $134.0 million, or 60.1%, of consumer and home equity loans were at fixed rates, while $88.9 million, or 39.9%, were at variable rates.
Residential Mortgage Lending
The Company originates fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in its market areas. The Company offers a variety of real estate loan products, which are generally amortized for periods up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Company sells certain one-to-four family residential mortgages to the secondary mortgage market and typically retains the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the FHLMC as part of its standard loan policy. As of December 31, 2008, the residential mortgage servicing portfolio totaled $315.7 million, the majority of which have been sold to FHLMC. As of December 31, 2008, $138.8 million, or 78.1%, of residential real estate loans retained in portfolio were at fixed rates, while $38.9 million, or 21.9%, were at variable rates. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
Credit Administration
The Company’s loan policy establishes standardized underwriting guidelines, as well as the loan approval process and the committee structures necessary to facilitate and insure the highest possible loan quality decision-making in a timely and businesslike manner. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also sets limits on individual loan officer lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee level.
The Company’s credit objectives are as follows:
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
The Company’s policy includes loan reviews, under the supervision of the Audit Committee of the Board of Directors and directed by the Chief Risk Officer, in order to render an independent and objective evaluation of the Company’s asset quality and credit administration process.
Risk ratings are assigned to loans in the commercial, commercial real estate and agricultural portfolios. The risk ratings are specifically used as follows:
•	Profile the risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;
•	Identify deteriorating credits; and
•	Reflect the probability that a given customer may default on its obligations.
Through the loan approval process, loan administration and loan review program, management seeks to continuously monitor the credit risk profile of the Company and assesses the overall quality of the loan portfolio and adequacy of the allowance for loan losses.
The Company has several procedures in place to assist in maintaining the overall quality of its loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends. Loans are generally placed on nonaccruing status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral further supports the carrying value of the loan.

Allowance for Loan Losses
The allowance for loan losses is established through charges or credits to earnings in the form of a provision (credit) for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors such as:
•	Specific allocations for individually analyzed credits;
•	Risk assessment process;
•	Historical net charge-off experience;
•	Evaluation of the loan portfolio with loan reviews;
•	Levels and trends in delinquent and nonaccruing loans;
•	Trends in volume and terms;
•	Collateral values;
•	Effects of changes in lending policy;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Concentrations of credit.
The Company’s methodology in the estimation of the allowance for loan losses includes the following broad areas:
1.
Impaired commercial, commercial real estate and agricultural loans, in excess of $50 thousand are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15.”

2.
The remaining portfolios of commercial, commercial real estate and agricultural loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention and substandard. Uncriticized loans, special mention loans and all substandard loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies, nonaccruing loans, and risk ratings; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions; and concentrations of credit, among others.

3.
The consumer loan portfolio is segmented into six types of loans: residential real estate, home equity loans, home equity lines of credit, consumer direct, consumer indirect, and overdrafts. Each of those categories is subdivided into categories based on delinquency status, either 90 days and over past due or under 90 days. Allowance allocations on these types of loans are based on the average loss experience over the last three years for each subdivision of delinquency status supplemented with qualitative factors containing the same elements as described above.

Management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors based on the methodology described above. See also the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES
The Company’s investment policy is contained within its overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, the Company considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Company’s Treasurer, guided by the ALCO Committee, is responsible for investment portfolio decisions within the established policies.
The Company’s investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing overall interest rate and credit risks and maximizing portfolio yield. The Company’s policy generally limits security purchases to the following:
•	U.S. treasury securities;
•
U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”)) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g. the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Small Business Administration (“SBA”));

•
Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMO”) issued by GNMA, FNMA and FHLMC and privately issued whole loan CMOs that contain some exposure to sub-prime loans. See also the section titled “Investing Activities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Other asset-backed securities (“ABS”) and other privately issued investment grade quality securities;
•	Investment grade municipal securities, including tax, revenue and bond anticipation notes and general obligation bonds;
•	Certain creditworthy un-rated securities issued by municipalities;
•	Investment grade corporate debt, certificates of deposit and qualified preferred equity securities issued by U.S. government-sponsored enterprises (such as FNMA or FHLMC) rated A+ or better;
•	Equity securities at the holding company level; and
•	Limited partnership investments in Small Business Investment Companies (“SBIC”).
SOURCES OF FUNDS
The Company’s primary sources of funds are deposits, borrowed funds and repurchase agreements, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.
The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of noninterest-bearing demand, interest-bearing demand, savings, money market, club accounts and certificates of deposit. The Company also offers certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts and other qualified plan accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. In the past, the Company has also utilized certificate of deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source. The Company had no brokered deposits at December 31, 2008. The Company’s borrowings consist mainly of advances entered into with the FHLB, federal funds purchased and securities sold under repurchase agreements.
OPERATING SEGMENTS
The Company’s primary operating segment is its subsidiary bank, FSB. The Company’s brokerage subsidiary, FSIS, is also deemed an operating segment; however it does not meet the thresholds included in SFAS No. 131 for separation.

SUPERVISION AND REGULATION
General
FII and FSB are subject to extensive federal and state laws and regulations that impose restrictions on, and provide for regulatory oversight of, FII’s and FSB’s operations. These laws and regulations are generally intended to protect depositors and not shareholders. Any change in any applicable statute or regulation could have a material effect on FII’s and FSB’s business.
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
The Company is also affected by various governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the FRB. The monetary policies of the FRB influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.
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
Regulation of FII
FII is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the FRB. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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

Capital Adequacy Requirements. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2008, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.83% and the ratio of total capital to total risk-weighted assets was 13.08%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, Regulatory Matters, of the notes to consolidated financial statements.
In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by quarterly average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2008, the Company’s leverage ratio was 8.05%.
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
Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks involved, the convenience and needs of the communities to be served, and various competitive factors.
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

Regulation of FSB
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
Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with U.S. generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and if total assets exceed $1.0 billion, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3.0 billion must include members with experience in banking or financial management must have access to outside counsel and must not include representatives of large customers.
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
The FDIC’s risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2008, the ratio of Tier 1 capital to total risk-weighted assets for the Bank was 9.52% and the ratio of total capital to total risk-weighted assets was 10.77%. The FDIC’s leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2008, the ratio of Tier 1 capital to quarterly average total assets (leverage ratio) was 6.46% for FSB. See the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, Regulatory Matters, of the notes to consolidated financial statements.

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
As a result of the Reform Act previously described, effective for the FDIC billing period that commenced January 1, 2007, the Company had a $1.3 million assessment credit available to offset future FDIC premium assessments, but not the FICO assessment. The $442 thousand in assessment credits that remained as of December 31, 2007 were fully utilized in 2008, contributing to a $385 increase in the FDIC expense over 2007.
The Reform Act also requires that the FDIC Board of Directors adopt a restoration plan when the DIF reserve ratio falls or is expected to fall below certain minimum levels. The bank failures that occurred in 2008 adversely impacted the deposit insurance fund’s loss provisions, resulting in a decline in the reserve ratio. As part of the restoration plan, the FDIC has increased the insurance assessment rates by seven basis points uniformly for the quarter beginning January 1, 2009. In addition, on February 27, 2009 the FDIC Board adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The Company estimates the combined impact of the seven basis point increase and 20 basis point emergency special assessment to be an approximate increase of $4.6 million in its FDIC deposit insurance assessments for 2009. Subsequently, on March 5, 2009 the Chairman of the FDIC announced that it may cut the 20 basis point emergency special assessment to 10 basis points if legislation passes to expand the FDIC’s existing line of credit with the U.S. Treasury Department.

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
Federal Home Loan Bank System. FSB is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. As members of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. Under the “membership” component, a certain minimum investment in capital stock is required to be maintained as long as the institution remains a member of the FHLB. Under the “activity-based” component, members are required to purchase capital stock in proportion to the volume of certain transactions with the FLHB. As of December 31, 2008, FSB complied with these requirements.
Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits. As of December 31, 2008, FSB was considered well-capitalized and subject to the brokered deposit restrictions.
Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.
Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued hereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Five Star Bank received a rating of “outstanding” as of its most recent CRA performance evaluation.
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
Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a “financial holding company” by demonstrating that each of its subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the CRA. During the second quarter of 2008, FII received FRB approval for an election to re-instate its status as a financial holding company, which the Company terminated during 2003. The change in status did not affect the activities being conducted by the Company or its subsidiaries. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

The major provisions of Gramm-Leach include:
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
USA Patriot Act
As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“AML”). AML authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies or other financial institutions. During 2002, the Department of Treasury issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. In addition, AML expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Regulations were also adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. AML also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.
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
Emergency Economic Stabilization Act of 2008
On October 3, 2008, EESA was signed into law as part of a broad initiative to stabilize U.S. financial markets and provide liquidity. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion TARP, under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.
Troubled Assets Relief Program

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.
Federal Deposit Insurance Corporation Insurance Limit Increases

EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the TLGP. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.
Change in Tax Treatment of Fannie Mae and Freddie Mac Preferred Stock

Section 301 of the EESA changes the tax treatment of gains or losses from the sale or exchange of FNMA or FHLMC preferred stock by an “applicable financial institution,” such as FSB, by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock shall be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case. This change, which was enacted in the 2008 fourth quarter, provides tax relief to banking organizations that have suffered losses on certain direct and indirect investments in Fannie Mae and Freddie Mac preferred stock. As a result, the Company was able to recognize the tax effects of the other-than-temporary-impairment (“OTTI”) charge on its investment in auction rate preferred equity securities, which are collateralized by FNMA and FHLMC preferred stock, as an ordinary loss in the consolidated financial statements for the year ended December 31, 2008.
Financial Stability Plan
On February 10, 2009, the Financial Stability Plan was announced by the U.S. Treasury Department. The Financial Stability Plan is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the Financial Stability Plan are to be announced on a newly created government website, www.FinancialStability.gov, in the next several weeks.

American Recovery and Reinvestment Act of 2009
On February 17, 2009, the ARRA was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided banks.
Under ARRA, an institution will be subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:
•	Limits on compensation incentives for risk-taking by senior executive officers.

•	Requirement of recovery of any compensation paid based on inaccurate financial information.

•	Prohibition on “Golden Parachute Payments”.

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

•	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.

•	Limitation on luxury expenditures.

•	TARP recipients are required to permit a separate non-binding shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.
Notwithstanding the foregoing, the ARRA provides that the Secretary of the Treasury shall permit a TARP recipient, subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of the Treasury shall liquidate the warrants associated with the assistance at the current market price. While Treasury has not yet issued implementing regulations, it appears that ARRA will permit the Company, if it so elects and following consultation with the FRB, to redeem the Series A Preferred Stock at any time without restriction.
Homeowner Affordability and Stability Plan
On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.
Impact of Inflation and Changing Prices
The Company’s financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires the Company to measure financial position and operating results principally using historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In the Company’s view, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude. Interest rates are sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

Regulatory and Economic Policies
The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities. The FRB regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the FRB are (i) conducting open market operations in U.S. government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason, the policies of the FRB could have a material effect on the earnings of the Company.
EMPLOYEES
At December 31, 2008, the Company had 532 full-time and 133 part-time employees.
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth current information regarding executive officers and other significant employees (ages are as of the 2009 Annual Meeting).

		Starting
Name	Age	In	Positions/Offices

Peter G. Humphrey	54	1977	President and Chief Executive Officer of FII and Five Star Bank.

Ronald A. Miller	60	1996	Executive Vice President, Chief Financial Officer and Corporate Secretary of FII and Five Star Bank.

James T. Rudgers	59	2004	Executive Vice President and Chief of Community Banking Officer of FII and Five Star Bank. Executive Vice President of Retail Banking at Hudson United Bank Corporation from 2002 to 2004.

John J. Witkowski	46	2005
Senior Vice President and Regional President / Retail Banking Executive Officer of Five Star Bank. Senior Vice President and Director of Sales for Business Banking / Client Development Group at Bank of America from 1993 to 2005.

Martin K. Birmingham	42	2005
Senior Vice President and Regional President / Commercial Banking Executive Officer of Five Star Bank. Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.

George D. Hagi	56	2006	Executive Vice President and Chief Risk Officer of FII and Five Star Bank. Senior Vice President and Director of Risk Management at First National Bankshares of Florida and FNB Corp from 1997 to 2005.

Kevin B. Klotzbach	56	2001	Senior Vice President and Treasurer of Five Star Bank.

Bruce H. Nagle	60	2006	Senior Vice President and Director of Human Resources of FII and Five Star Bank. Vice President of Human Resources at University of Pittsburgh Medical Center from 2000 to 2006.

Richard J. Harrison	63	2003	Senior Vice President and Senior Retail Lending Administrator of Five Star Bank. Executive Vice President and Chief Credit Officer at Savings Bank of the Fingerlakes from 2000 to 2003.

ITEM 1A. RISK FACTORS
Making or continuing an investment in securities issued by the Company, including its common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect the Company’s business, financial condition and results of operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
The Company’s business may be adversely impacted by adverse conditions in the financial markets and economic conditions generally.
The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.
A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following material adverse impacts on the Company’s business, financial condition and results of operations:
•	A decrease in the demand for loans and other products and services offered by the Company;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An impairment of certain intangible assets, such as goodwill;
•
An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of non-performing assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Current market developments may adversely impact the Company’s industry and business.
Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by the Company and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.
This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could have a material adverse impact on the Company’s business, financial condition or results of operations.
Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the financial services industry and could have a material adverse impact on the Company’s business, financial condition or results of operations.
The Company is subject to liquidity risks.
The Company maintains liquidity primarily through customer deposits and other funding sources. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, Five Star Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in our realizing a loss.

The soundness of other financial institutions, including Federal Home Loan Bank, could adversely impact the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company uses FHLBNY as its primary source of long-term wholesale funding. At December 31, 2008, the Company had a total of $30.7 million in borrowed funds with FHLBNY.
There are twelve branches of the Federal Home Loan Bank (“FHLB”), including New York. Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in the FHLB system have been at some of the other FHLB branches. Nonetheless, the twelve FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of debt, other FHLB branches may be called upon to make the payment.
As a member of the FHLB System, the Company is required to hold stock in FHLBNY. The carrying value and fair value of the Company’s FHLBNY common stock as of December 31, 2008 was $3.2 million based on its par value. In an extreme situation, it is possible that the capitalization of an FHLB, including FHLBNY, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the Company’s FHLBNY common stock, there is a risk that the investment could be determined to be impaired in the future.
Deterioration in the soundness of FHLBNY or the FHLB System could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
The value of certain securities in the Company’s investment securities portfolio may be negatively affected by disruptions in the market for these securities.
In addition to interest rate risk typically associated with an investment portfolio, the market for certain investment securities held within the Company’s investment portfolio has, over the past year, become much less liquid. This coupled with uncertainly surrounding the credit risk associated with the underlying collateral has caused material discrepancies in valuation estimates obtained from third parties. The Company values some of its investments using internally developed cash flow and valuation models, which include certain subjective estimates which are believed to reflect the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
FDIC insurance premiums may increase materially.
The FDIC insures deposits at FDIC insured financial institutions, including FSB. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In December 2008 and again in February 2009, the FDIC adopted rules that will increase premiums paid by insured institutions and make other changes to the assessment system. Significant increases in deposit insurance premiums could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
There can be no assurance that the EESA and other recently enacted government programs will help stabilize the U.S. financial system.
On October 3, 2008, the EESA was signed into law by the President. The legislation was the result of a proposal by the Secretary of the Treasury on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the CPP, in which the Company participates. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP.
On February 10, 2009, the Secretary of the Treasury announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.

In addition, the ARRA, which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in TARP.
There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.
The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets and economy or on the Company’s business, financial condition, results of operations or liquidity.
The limitations on incentive compensation contained in the ARRA may adversely affect the Company’s ability to retain its highest performing employees.
The Company received CPP funds and the ARRA contains restrictions on bonus and other incentive compensation payable to the five executives named in the Company’s proxy statement. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that the Company may be unable to create a compensation structure that permits it to retain its highest performing employees. If this were to occur, it could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
Participants in the CPP are subject to certain restrictions on dividends, repurchases of common stock and executive compensation.
The Company is subject to restrictions on dividends, repurchases of common stock, and executive compensation. Compliance with these restrictions and other restrictions may increase the Company’s costs and limit its ability to pursue business opportunities. Additionally, any reduction of, or the elimination of, the Company’s common stock dividend in the future could adversely affect the market price of the Company’s common stock. The current restrictions, as well as any possible future restrictions, associated with participation in the CPP could have a material adverse impact on the Company’s business, financial condition, results of operations.
The Company may need to raise additional capital in the future and such capital may not be available when needed or at all.
The Company may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet the Company’s commitments and business needs. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of the Company’s control, and its financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit its access to some of its customary sources of capital.
The Company cannot assure that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Five Star Bank or counterparties participating in the capital markets, or a downgrade of the Company’s debt rating, may adversely affect the Company’s capital costs and ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
FII is a holding company and is dependent on its banking subsidiary for dividends, distributions and other payments.
The parent company, FII, is a legal entity separate and distinct from its banking and other subsidiaries. FII’s principal source of cash flow, including cash flow to pay dividends to its shareholders and principal and interest on its outstanding debt, is dividends from Five Star Bank. There are statutory and regulatory limitations on the payment of dividends by FSB to the parent company, as well as by FII to its shareholders. Regulations of both the Federal Reserve and the State of New York affect the ability of FSB to pay dividends and other distributions, as well as make loans to FII. Given the loss recorded at FSB during the year ended December 31, 2008, under New York State Banking Department rules, FSB does not expect to be able to pay dividends to FII in the near term without first obtaining regulatory approval. If FSB is unable to make dividend payments to FII and sufficient capital is not otherwise available, FII may not be able to make dividend payments to its common shareholders or principal and interest payments on its outstanding debt. See also the section titled “Supervision and Regulation—Restrictions on Distribution of Subsidiary Bank Dividends and Assets” of this Annual Report on Form 10-K.

The Company may not pay dividends on its common stock.
Shareholders of the Company’s common stock are only entitled to receive such dividends as the Company’s Board of Directors may declare out of funds legally available for such payments. Although the Company has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of the Company’s common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock, for so long as any securities issued under such program remain outstanding, as discussed in greater detail below.
If the Company experiences greater credit losses than anticipated, earnings may be adversely impacted.
As a lender, the Company is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse impact on the Company’s results of operations.
The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral, and provides an allowance for estimated loan losses based on a number of factors. The Company believes that the allowance for loan losses is adequate. However, if the Company’s assumptions or judgments are wrong, its allowance for loan losses may not be sufficient to cover its actual credit losses. The Company may have to increase the allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of its loan portfolio. The actual amount of future provisions for credit losses may vary from the amount of past provisions.
Geographic concentration in one market may unfavorably impact the Company’s operations.
Substantially all of the Company’s business and operations are concentrated in the Western and Central New York region. As a result of this geographic concentration, the Company’s results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in this market could:
•	increase loan delinquencies;
•	increase problem assets and foreclosures;
•	increase claims and lawsuits;
•	decrease the demand for our products and services; and
•	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with non-performing loans and collateral coverage.
Generally, the Company makes loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in these market areas could reduce the Company’s growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect the Company’s business, financial condition and performance. For example, the Company places substantial reliance on real estate as collateral for its loan portfolio. A sharp downturn in real estate values in our market area could leave many of these loans inadequately collateralized. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the impact on the Company’s results of operations could be materially adverse. See also the section titled “Market Area and Competition” of this Annual Report on Form 10-K.
The market price of shares of the Company’s common stock may fluctuate.
The market price of the Company’s common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding the Company’s operations or business prospects. Such risks may be affected by:
•	Operating results that vary from the expectations of management, securities analysts and investors;
•	Developments in the Company’s business or in the financial sector generally;
•	Regulatory changes affecting the financial services industry generally or the Company’s business and operations;
•	The operating and securities price performance of companies that investors consider to be comparable to the Company;
•	Announcements of strategic developments, acquisitions and other material events by the Company or its competitors;
•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and
•	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general and the Company’s common stock in particular have, over the past year, and continue to be experiencing significant price and volume volatility. As a result, the market price of the Company’s common stock may continue to be subject to similar market fluctuations that may be unrelated to its operating performance or prospects. Increased volatility could result in a decline in the market price of the Company’s common stock and may make it more difficult for shareholders to liquidate the common stock.
Future issuances of additional securities could result in dilution of your ownership.
The Company may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, the Company may issue stock options or other stock grants to retain and motivate its employees. These issuances of the Company’s securities may dilute the ownership interests of existing shareholders.
The Company’s market value could result in an impairment of goodwill.
The Company’s goodwill is evaluated for impairment on an annual basis at September 30, or when triggering events or circumstances indicate impairment may exist. During the fourth quarter of 2008, the Company experienced a decline in its market capitalization, therefore the Company evaluated its goodwill as of December 31, 2008 and concluded that there was no impairment. In the first quarter of 2009, the Company has experienced further declines in its market capitalization as its common stock has been trading at a price significantly below its book value. Significant and sustained declines in the Company’s stock price and market capitalization, significant declines in the Company’s expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. If impairment of goodwill was determined to exist, the Company would be required to write down its goodwill as a charge to earnings, which could have a material adverse impact on the Company’s results of operations or financial condition. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Changes in interest rates could adversely impact the Company’s results of operations and financial condition.
The banking industry’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company’s products and services. The Bank is subject to interest rate risk to the degree that interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.
Industry competition may have an adverse impact on the Company’s success.
The Company’s profitability depends on its ability to compete successfully. The Company operates in a highly competitive environment where certain of its competitors are larger and have more resources. In the Company’s market areas, it faces competition from commercial banks, savings and loan associations, credit unions, internet banks, finance companies, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the Company’s non-bank competitors are not subject to the same extensive regulations that govern FII or FSB and may have greater flexibility in competing for business. The Company expects competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, the Company’s ability to market its products and services may be adversely impacted.
The Company’s deferred tax assets may not ultimately be realized or its tax positions may be subject to challenge by the IRS.
The Company’s deferred tax assets may provide significant future tax savings to the Company. The Company’s use of these deferred tax benefits may depend on a number of factors including the ability of the Company to generate significant taxable income; the absence of a future ownership change of the Company that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on the Company’s tax returns as to the amount and timing of its income and expenses; and future changes in laws or regulations relating to tax deductions and net operating losses.
The Company assesses the likelihood that deferred tax assets will be realizable based on future taxable income and, if necessary, establishes a valuation allowance for those deferred tax assets determined to not likely be realizable. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income. There can be no absolute assurance, however, that the net deferred assets will ultimately be realized.

The Company’s information systems may experience an interruption or breach in security.
The Company depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Company believes that its properties have been adequately maintained, are in good operating condition and are suitable for its business as presently conducted. The Company conducts banking operations at the following locations.

Location	Type	Owned or Leased	Lease Expiration
Allegany	Branch	Owned	—
Amherst	Branch	Leased	February 2020
Attica	Branch	Owned	—
Auburn	Branch	Owned	—
Avoca	Branch	Owned	—
Batavia	Branch	Leased	December 2016
Batavia (In-Store)	Branch	Leased	July 2009
Bath	Branch	Owned	—
Bath	Drive-up Branch	Owned	—
Caledonia	Branch	Leased	July 2012
Canandaigua	Branch	Owned	—
Cuba	Branch	Owned	—
Dansville	Branch	Ground Leased	March 2014
Dundee	Branch	Owned	—
East Aurora	Branch	Leased	January 2013
Ellicottville	Branch	Owned	—
Elmira	Branch	Owned	—
Elmira Heights	Branch	Leased	August 2009
Erwin	Branch	Leased	October 2010
Geneseo	Branch	Owned	—
Geneva	Branch	Owned	—
Geneva	Drive-up Branch	Owned	—
Greece	Branch	Leased	June 2023
Geneva (Plaza)	Branch	Ground Leased	January 2016
Hammondsport	Branch	Owned	—
Henrietta	Branch	Leased	June 2023
Honeoye Falls	Branch	Leased	September 2017
Hornell	Branch	Owned	—
Horseheads	Branch	Leased	September 2012
Lakeville	Branch	Owned	—
Lakewood	Branch	Owned	—
Leroy	Branch	Owned	—
Mount Morris	Branch	Owned	—
Naples	Branch	Owned	—
North Chili	Branch	Owned	—
North Java	Branch	Owned	—
North Warsaw	Branch	Owned	—
Olean	Branch	Owned	—
Olean	Drive-up Branch	Owned	—
Orchard Park	Branch	Ground Leased	January 2019
Ovid	Branch	Owned	—
Pavilion	Branch	Owned	—
Penn Yan	Branch	Owned	—
Pittsford	Administrative Offices	Leased	April 2017
Salamanca	Branch	Owned	—
Strykersville	Branch	Owned	—
Victor	Branch	Owned	—
Warsaw (220 Liberty Street)	Headquarters	Owned	—
Warsaw (29 North Main Street)	Administrative Offices	Owned	—
Warsaw (55 North Main Street)	Main Branch	Owned	—
Waterloo	Branch	Owned	—
Wayland	Branch	Owned	—
Williamsville	Branch	Leased	August 2009
Wyoming	Branch	Leased	March 2009
Yorkshire	Branch	Ground Leased	November 2012

ITEM 3. LEGAL PROCEEDINGS
From time to time the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At December 31, 2008, 10,798,019 shares of the Company’s stock were outstanding by approximately 1,100 shareholders of record. During 2008, the high sales price of our common stock was $22.50 and the low sales price was $10.06. The closing price per share of common stock on December 31, 2008, the last trading day of the Company’s fiscal year, was $14.35. The Company declared dividends of $0.54 per common share during the year ended December 31, 2008. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, “Selected Financial Data.”
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2008, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by shareholders	582,885	$19.14	763,378

Equity compensation plans not approved by shareholders	—	$—	—
The Company has paid regular quarterly cash dividends on its common stock and its Board of Directors presently intends to continue this practice, subject to the need for those funds for debt service and other purposes. However, the payment of dividends by the Company is subject to continued compliance with minimum regulatory capital requirements and CPP restrictions. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business”, in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, all of which are included elsewhere in this report and incorporated herein by reference thereto.
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2008:

			Total number	Approximate
			of shares	dollar value
			purchased as	of shares that
	Total number	Average	part of publicly	may yet be
	of shares	price paid	announced	purchased
Period	purchased	per share	repurchase plans	under the plans

10/01/08 – 10/31/08	8,444	$14.60	8,444	$2,661,113
11/01/08 – 11/30/08	—	—	—	2,661,113
12/01/08 – 12/31/08	—	—	—	—	(1)

Total	8,444	$14.60	8,444	$—

(1)
The $5 million stock repurchase plan approved by the Company’s Board of Directors during the second quarter of 2008 was terminated in December 2008 and future stock repurchase plans are limited as a result of the Company’s participation in the CPP.

Stock Performance Graph
The stock performance graph below compares (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2003 as reported by the NASDAQ Global Market, through December 31, 2008, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, AMEX and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, L.C. and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Financial Institutions, Inc.	100.00	84.68	72.97	87.10	68.96	57.35
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

ITEM 6. SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Selected financial condition data:
Total assets	$1,916,919	$1,857,876	$1,907,552	$2,022,392	$2,156,329
Loans, net	1,102,330	948,652	909,434	972,090	1,213,219
Investment securities	606,038	754,720	775,536	833,448	766,515
Deposits	1,633,263	1,575,971	1,617,695	1,717,261	1,818,949
Borrowings	70,820	68,210	87,199	115,199	132,614
Shareholders’ equity	190,300	195,322	182,388	171,757	184,287
Common shareholders’ equity (1)	137,226	177,741	164,765	154,123	166,565
Tangible common shareholders’ equity (2)	99,577	139,786	126,502	115,440	127,452

Selected operations data:
Interest income	$98,948	$105,212	$103,070	$103,887	$106,175
Interest expense	33,617	47,139	43,604	36,395	30,768

Net interest income	65,331	58,073	59,466	67,492	75,407
Provision (credit) for loan losses	6,551	116	(1,842)	28,532	19,676

Net interest income after provision (credit) for loan losses	58,780	57,957	61,308	38,960	55,731
Noninterest (loss) income (3)	(48,778)	20,680	21,911	29,384	22,149
Noninterest expense	57,461	57,428	59,612	65,492	61,767

(Loss) income from continuing operations before income taxes	(47,459)	21,209	23,607	2,852	16,113
Income tax (benefit) expense from continuing operations	(21,301)	4,800	6,245	(1,766)	3,170

(Loss) Income from continuing operations	(26,158)	16,409	17,362	4,618	12,943
Loss on discontinued operations, net of tax	—	—	—	2,452	450

Net (loss) income	$(26,158)	$16,409	$17,362	$2,166	$12,493

Preferred stock dividends and accretion	1,538	1,483	1,486	1,488	1,495

Net (loss) income applicable to common shareholders	$(27,696)	$14,926	$15,876	$678	$10,998

Stock and related per share data:
(Loss) earnings from continuing operations per common share:
Basic	$(2.56)	$1.34	$1.40	$0.28	$1.02
Diluted	(2.56)	1.33	1.40	0.28	1.02
(Loss) earnings per common share:
Basic	(2.56)	1.34	1.40	0.06	0.98
Diluted	(2.56)	1.33	1.40	0.06	0.98
Cash dividends declared on common stock	0.54	0.46	0.34	0.40	0.64
Common book value per share (1)	12.71	16.14	14.53	13.60	14.81
Tangible common book value per share (2)	9.22	12.69	11.15	10.19	11.31
Market price (NASDAQ: FISI):
High	22.50	23.71	25.38	24.93	29.03
Low	10.06	16.18	17.43	15.52	20.52
Close	14.35	17.82	23.05	19.62	23.25

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)	The 2008 figure includes OTTI charges of $68.2 million. There were no OTTI charges in the other years presented.

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Selected financial ratios and other data:
Performance ratios:
Net (loss) income (returns on):
Average assets	-1.37%	0.86%	0.90%	0.10%	0.57%
Average equity	-14.30	8.84	9.86	1.22	6.73
Average common equity (1)	-16.84	8.89	10.02	0.43	6.55
Average tangible common equity (2)	-21.87	11.50	13.23	0.56	8.57
Common dividend payout ratio (3)	NA	34.33	24.29	666.67	65.31
Net interest margin (fully tax-equivalent)	3.93	3.53	3.55	3.65	3.90
Efficiency ratio (4)	64.07%	68.77%	69.78%	70.18%	60.41%

Capital ratios:
Leverage ratio	8.05%	9.35%	8.91%	7.60%	7.13%
Tier 1 risk-based capital	11.83	15.74	15.85	13.75	11.27
Total risk-based capital	13.08	16.99	17.10	15.01	12.54
Equity to assets (5)	9.60	9.73	9.08	8.37	8.48
Common equity to assets (1) (5)	8.63	8.81	8.17	7.54	7.67
Tangible common equity to tangible assets (2) (5)	6.78%	6.95%	6.32%	5.80%	5.97%

Asset quality (6):
Non-accruing loans	$8,189	$8,075	$15,837	$17,761	$51,946
Other non-performing assets	56	2	3	276	2,018
Allowance for loan losses	18,749	15,521	17,048	20,231	39,186
Net loan charge-offs	$3,323	$1,643	$1,341	$47,487	$9,554
Total non-performing loans to total loans	0.73%	0.84%	1.71%	1.82%	4.31%
Total non-performing assets to total assets	0.48	0.51	0.89	0.97	2.56
Net charge-offs to average loans	0.32	0.18	0.14	4.27	0.74
Allowance for loan losses to total loans	1.67	1.61	1.84	2.04	3.13
Allowance for loan losses to non-performing loans	229%	192%	108%	112%	73%

Other data:
Number of branches	52	50	50	50	50
Full time equivalent employees	600	621	640	700	765

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)
Common dividend payout ratio equals dividends declared during the year divided by earnings per share for the year. There is no ratio shown for years where the Company both declared a dividend and incurred a loss because the ratio would result in a negative payout since the dividend declared (paid out) will always be greater than 100% of earnings.

(4)
Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities, proceeds from company owned life insurance included in income, and net gains from the sales of commercial-related loans held for sale and trust relationships (all from continuing operations).

(5)	Ratios calculated using average balances for the periods shown.

(6)
Ratios exclude non-accruing commercial-related loans held for sale ($577 thousand for 2005 and zero for all other years presented) from non-performing loans and exclude loans held for sale from total loans.

SELECTED QUARTERLY DATA

	2008
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$24,582	$24,558	$24,536	$25,272
Interest expense	7,269	7,812	8,349	10,187

Net interest income	17,313	16,746	16,187	15,085
Provision for loan losses	2,586	1,891	1,358	716

Net interest income, after provision for loan losses	14,727	14,855	14,829	14,369
Noninterest (loss) income	(25,106)	(29,348)	932	4,744
Noninterest expense	15,394	13,409	14,385	14,273

(Loss) income before income taxes	(25,773)	(27,902)	1,376	4,840
Income tax (benefit) expense	(22,631)	524	(255)	1,061

Net (loss) income	$(3,142)	$(28,426)	$1,631	$3,779

Preferred stock dividends	426	371	370	371

Net (loss) income applicable to common shareholders	$(3,568)	$(28,797)	$1,261	$3,408

(loss) earnings per common share (1):
Basic	$(0.33)	$(2.68)	$0.12	$0.31
Diluted	(0.33)	(2.68)	0.12	0.31
Market price (NASDAQ: FISI):
High	$20.27	$22.50	$20.00	$20.78
Low	10.06	14.82	15.25	15.10
Close	14.35	20.01	16.06	18.95
Dividends declared	$0.10	$0.15	$0.15	$0.14

	2007
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,397	$26,553	$26,458	$25,806
Interest expense	11,192	11,692	12,406	11,850

Net interest income	15,205	14,861	14,052	13,956
Provision (credit) for loan losses	351	(82)	(153)	—

Net interest income, after provision (credit) for loan losses	14,854	14,943	14,205	13,956
Noninterest income	5,002	6,334	4,606	4,738
Noninterest expense	14,543	14,609	14,348	13,928

Income before income taxes	5,313	6,668	4,463	4,766
Income tax expense	1,215	1,414	1,020	1,151

Net income	$4,098	$5,254	$3,443	$3,615

Preferred stock dividends	370	371	371	371

Net income applicable to common shareholders	$3,728	$4,883	$3,072	$3,244

Earnings per common share (1):
Basic	$0.34	$0.44	$0.27	$0.29
Diluted	0.34	0.44	0.27	0.29
Market price (NASDAQ: FISI):
High	$19.80	$20.46	$20.62	$23.71
Low	16.42	16.18	18.62	19.30
Close	17.82	17.94	20.19	20.07
Dividends declared	$0.13	$0.12	$0.11	$0.10

(1)
(Loss) earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings or loss per common share amounts may not equal the total for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company during the year ended December 31, 2008 and the preceding two years. The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of the business filed herewith in Part I, Item 1, “Business.”
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
Expenses. The Company’s expenses primarily consist of salaries and employee benefits, occupancy and equipment, supplies and postage, amortization of other intangible assets, computer and data processing, professional fees and services, advertising and promotions and other miscellaneous expense and income tax expense (benefit). Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in consumer and business spending, interest rates, government policies and the actions of regulatory authorities.
RECENT MARKET DEVELOPMENTS
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent months, volatility and disruption in the capital and credit markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, EESA was signed into law on October 3, 2008. The EESA authorizes the Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per insured account until December 31, 2009.
On October 14, 2008, the Secretary of the Treasury, after consulting with the Federal Reserve and the FDIC, announced that the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the CPP, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.
Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts under the TLGP through December 31, 2009. All insured depository institutions automatically participated in the TLGP for 30 days following the announcement of the program without charge (subsequently extended to December 5, 2008) and thereafter, unless an institution opted out, at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits.

The Company elected to participate in the CPP, and on December 23, 2008 received $37.5 million in additional capital through the program. In exchange, the Treasury received a like amount of the FII preferred stock that pays an annual dividend of 5% for the first five years, and an annual dividend of 9% in any years thereafter. The Company may redeem the preferred shares issued to Treasury in full during the first three years following issuance only with the proceeds of a qualifying equity offering. Thereafter, the preferred shares may be redeemed in full or in part at any time. The Company also issued a warrant to the Treasury to purchase 378,175 shares of FII common stock, which, upon issuance, would represent approximately 3.4% of our outstanding common shares, based upon current information. The warrant is exercisable at any time during the ten-year period following issuance at an exercise price of $14.88.
Notwithstanding the foregoing, the ARRA, which was signed into law by President Obama on February 17, 2009, provides that the Secretary of the Treasury shall permit a recipient of funds under the TARP, subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of the Treasury shall liquidate the warrants associated with the assistance at the current market price. While Treasury has not yet issued implementing regulations, it appears that ARRA will permit the Company, if it so elects and following consultation with the FRB, to redeem the Series A Preferred Stock at any time without restriction.
The FDIC Act also requires that the FDIC Board of Directors adopt a restoration plan when the Deposit Insurance Fund reserve ratio falls or is expected to fall below certain minimum levels. The bank failures that resulted in 2008 adversely impacted the deposit insurance funds loss provisions, resulting in a decline in the reserve ratio. As part of the restoration plan, the FDIC has increased the insurance assessment rates by seven basis points uniformly for the quarter beginning January 1, 2009. In addition, on February 27, 2009 the FDIC Board adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The Company estimates the combined impact of the seven basis point increase and 20 basis point emergency special assessment to be an approximate increase of $4.6 million in its FDIC deposit insurance assessments for 2009. Subsequently, on March 5, 2009 the Chairman of the FDIC announced that it may cut the 20 basis point emergency special assessment to 10 basis points if legislation passes to expand the FDIC’s existing line of credit with the U.S. Treasury Department.
Additionally, the Company opted to continue to participate in the Transaction Account Guarantee portion of the TLGP following the expiration of the initial opt-out period. Participation includes the full guarantee of noninterest bearing deposit transaction accounts and eligible, low interest-earning demand accounts (interest rate equal to or less than 0.50%) regardless of dollar amount.
It is not clear at this time what impact the EESA, the CPP, the TLGP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. global economies. Further adverse effects could have an adverse effect on our business.
OVERVIEW
For the year ended December 31, 2008, the Company’s net loss totaled $26.2 million (or $2.56 loss per share), which included a pre-tax non-cash charge of $68.2 million for OTTI on certain investment securities. The Company reported net income of $16.4 million ($1.33 per diluted share) and $17.4 million ($1.40 per diluted share) for the years ended December 31, 2007 and 2006, respectively.
Net interest income, the principal source of the Company’s earnings, was $65.3 million in 2008, up from $58.1 million in 2007 and $59.5 million in 2006. Net interest margin improved substantially to 3.93% for the year ended December 31, 2008, compared with 3.53% and 3.55% for the two prior years. The improved net interest margin resulted principally from lower funding costs and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets. Total loans increased $156.9 million, or 16%, to $1.121 billion for the one year period ended December 31, 2008. Indirect auto loans increased $120.1 million or 89%, and commercial-related increased $35.5 million or 8% during that same one year period.
The Company recorded a provision for loan losses of $6.6 million for the year ended December 31, 2008, compared with $116 thousand in 2007. The increase in the provision for loan losses is primarily due to growth in the loan portfolio and the changing mix of the loan portfolio together with higher net charge offs. For the year ended December 31, 2008, net charge-offs were $3.3 million, or 32 basis points of average loans, compared with $1.6 million, or 18 basis points of average loans, for the year ended December 31, 2007. The allowance for loan losses was $18.7 million at December 31, 2008, compared with $15.5 million at December 31, 2007. Non-performing loans were $8.2 million at December 31, 2008, compared with $8.1 million at December 31, 2007. The ratio of allowance for loan losses to non-performing loans improved to 229% at December 31, 2008 versus 192% at December 31, 2007.
For the year ended December 31, 2008, noninterest income (loss) was $(48.8) million, compared with $20.7 million for the same period in 2007. The loss reflects OTTI charges on investment securities totaling $68.2 million for the year ended December 31, 2008. Exclusive of OTTI charges, noninterest income was $19.4 million for the year, compared with $20.7 million in 2007. Aside from the impact of the OTTI charges in 2007, most of the remaining decrease in noninterest income was due to the receipt of $1.1 million in proceeds from company owned life insurance.

For the year ended December 31, 2008, noninterest expense was $57.5 million compared with $57.4 million for the same period in 2007. Total salaries and benefits cost declined $1.7 million for the year ended December 31, 2008 compared with 2007, and was offset by a $599 thousand increase in occupancy and equipment expense, a $385 thousand increase in FDIC insurance, and a $557 thousand prepayment charge on borrowed funds.
The Company retained its “well-capitalized” equity position with total equity capital of $190.3 million, which includes $37.5 million in preferred equity issued in December 2008 under the U.S. Treasury Department’s CPP. As of December, 31, 2008, the leverage capital ratio was 8.05% and total risk-based capital ratio was 13.08%.
The Company also expanded its branch network in the metro-Rochester area of New York State, adding de novo branches in Henrietta and Greece during the third and fourth quarters of 2008, respectively.
CRITICAL ACCOUNTING ESTIMATES
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
The Company has numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of OTTI, and accounting for defined benefit plans require particularly subjective or complex judgments important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
Adequacy of the Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
A commercial-related loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement and all loans restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial-related loans individually, primarily based on the net realizable value of the collateral, as the majority of the Company’s impaired loans are collateral dependent.
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
For additional discussion related to the Company’s accounting policies for the allowance for loan losses, see the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

Valuation of Goodwill
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. Goodwill is assigned to reporting units at the date it is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. Changes in the estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional discussion related to the Company’s accounting policy for goodwill and other intangible assets, see Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.
Valuation of Deferred Tax Assets
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Company’s tax provision in the period of change. For additional discussion related to the Company’s accounting policy for income taxes see Note 14, Income Taxes, of the notes to consolidated financial statements.
Valuation and Other Than Temporary Impairment of Securities
The Company records all of its securities that are classified as available for sale at fair value. The fair value of equity securities are determined using public quotations, when available. Where quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of third-party pricing services using market observable inputs. Private placement securities and other corporate fixed maturities where the Company does not receive a public quotation are valued by discounting the expected cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security. Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes or through the use of internal models or analysis.
Securities are evaluated quarterly to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the magnitude and duration of the decline and, when appropriate, consideration of adverse changes in cash flows, in addition to the reasons underlying the decline, including creditworthiness, capital adequacy and near term prospects of issuers, the level of credit subordination, estimated loss severity, prepayments and future delinquencies, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Once a decline in fair value is determined to be other than temporary the cost basis of the security is reduced through a charge to earnings.
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

ANALYSIS OF FINANCIAL CONDITION
Overview
At December 31, 2008, the Company had total assets of $1.917 billion, an increase of 3% from $1.858 billion as of December 31, 2007, primarily a result of growth of its core business of loans and deposits. Loans totaled $1.121 billion as of December 31, 2008, up $156.9 million, or 16%, when compared to $964.2 million as of December 31, 2007. The increase in loans was primarily attributed to the expansion of the indirect lending program and commercial business development efforts. Nonperforming assets totaled $9.3 million as of December 31, 2008, down $246 thousand from a year ago despite the increase the loan portfolio. For the year ended December 31, 2008, net charge-offs were $3.3 million, or 32 basis points of average loans, compared with $1.6 million, or 18 basis points of average loans, for the year ended December 31, 2007. The increase in net charge-offs in 2008 related principally to the commercial mortgage and consumer indirect loan portfolios. Total deposits amounted to $1.633 billion and $1.576 billion as of December 31, 2008 and 2007, respectively. The increase in deposits was due in part to the Company’s successfully expansion of its branch network in the metro-Rochester area, where de novo branches were added in Henrietta and Greece during the third and fourth quarters of 2008, respectively. As of December 31, 2008, total borrowed funds were $70.8 million, comparable to $68.2 million as of December 31, 2007. While the outstanding balance of borrowed funds is up slightly, the average cost of the borrowed funds is down considerably as the Company took advantage of the low interest rate environment and prepaid a portion of its higher cost long term debt in the fourth quarter of 2008. Book value per common share was $12.71 and $16.14 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 the Company’s total shareholders’ equity was $190.3 million compared to $195.3 million a year earlier.
Goodwill
At December 31, 2008, the carrying amount of our goodwill totaled $37.4 million. On September 30, 2008, the Company performed the annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of the Company’s annual impairment test date, there was no indication of goodwill impairment. The Company tests its goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Accordingly, an evaluation of the goodwill for impairment was performed as of December 31, 2008 due to the market’s continued contraction. The estimated fair value of the Company’s reporting unit was in excess of its carrying amount at December 31, 2008. No assurance can be given that the Company will not record an impairment loss on goodwill in 2009. However, the Company’s tangible capital ratio and Bank’s regulatory capital ratios would not be affected by this potential non-cash expense since goodwill is not included in these calculations.
Subsequent to December 31, 2008, the Company’s stock price significantly declined as was the case for the financial services sector as a whole. The Company considers this to be primarily a financial services industry issue and not related specifically to the Company. If this decline does not reverse by March 31, 2009, there may be a triggering event requiring a goodwill impairment analysis under SFAS No. 142 that may result in an impairment charge.
Investing Activities
The following table summarizes the composition of the available for sale and held to maturity security portfolios (in thousands).

	At December 31,
	2008		2007		2006
	Adjusted
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$67,871	$68,173	$158,920	$158,940	$235,863	$231,936
Mortgage-backed securities:	339,574	342,552	297,798	295,872	304,833	296,738
Other asset-backed securities	3,918	3,918	34,115	33,198	7,082	7,077
State and municipal obligations	129,572	131,711	171,294	172,601	198,428	198,310
Equity securities	923	1,152	33,930	34,630	80	1,087

Total available for sale securities	541,858	547,506	696,057	695,241	746,286	735,148

Securities held to maturity:
State and municipal obligations Total held to maturity securities	58,532	59,147	59,479	59,902	40,388	40,421

Total investment securities	$600,390	$606,653	$755,536	$755,143	$786,674	$775,569

The deteriorating credit quality of assets linked to the sub-prime mortgage market has led to a lack of liquidity and downgrades to certain whole-loan mortgage-backed securities, trust preferred and auction rate securities. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. The U.S. Government has attempted to stabilize the financial and capital markets through an injection of liquidity and capital, but it is unclear if and how long it may take for those efforts to be successful.
For the year ended December 31, 2008, the Company recorded OTTI non-cash charges on certain equity, mortgage-backed and other asset-backed investment securities totaling $68.2 million. There were no such charges in prior years. Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace may adversely effect the fair values of the Company’s investment portfolio and increase the potential that certain unrealized losses may be designated as “other than temporary” in future periods and that the Company may incur additional write-downs in the future that could be material.
U.S. Government Agency and U.S. Government-Sponsored Enterprise (“GSE”) Obligations
The U.S. government agency and GSE obligations portfolio, all of which was classified as available for sale, was comprised of debt obligations issued directly by the U.S. government agencies or GSEs and totaled $68.2 million and $158.9 million as of December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, the portfolio consisted of approximately $20.2 million, or 30%, callable securities. As of December 31, 2008, this category of investment securities also included $7.2 million of structured notes, the majority of which were step-callable debt issues that step-up in rate at specified intervals and are periodically callable by the issuer. As of December 31, 2008, the structured notes had a current average coupon rate of 4.21% that adjust on average to 6.00% within five years. However, under current market conditions these notes are likely to be called at the time of the rate adjustment.
Mortgage-Backed Securities (“MBS”)
The MBS portfolio totaled $342.6 million as of December 31, 2008, which was comprised of $239.5 million of mortgage-backed pass-through securities (“pass-through”) and $103.1 million of collateralized mortgage obligations (“CMO”). As of December 31, 2007, the available for sale MBS portfolio totaled $295.9 million, which consisted of $160.0 million of pass-throughs and $135.9 million of CMOs.
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
The CMO portfolio consisted of two principal groups, with balances as of December 31, 2008 as follows: (1) $63.6 million of fixed and variable rate CMOs issued by FNMA, FHLMC or GNMA that carried a full guaranty by the issuing agency of both principal and interest, and (2) $39.5 million of privately issued whole loan CMOs.
The following table details, by credit rating, the privately issued whole loan CMOs as of December 31, 2008 (dollars in thousands):

	Moody’s	S&P	Fitch	Fair
Number of Securities	Rating	Rating	Rating	Value
Five (1)	Aaa	AAA	—	$11,408
Two	Aaa	—	AAA	6,240
Four	—	AAA	AAA	6,261
One	—	—	AAA	5,651
Two (2)	Aa1	AAA	AAA	4,698
One	Baa3	—	AAA	2,467
One	—	BB	AAA	1,518

Total whole loan CMOs with prime and Alt-A collateral (at least 90% prime collateral)				38,243

One (3)	A3	AAA	—	426
One	—	BBB-	AAA	657
One	A3	BB	—	124

Total whole loan CMOs with a high level of sub-prime collateral (more than 35% sub-prime collateral)				1,207

Total privately issued whole loan CMOs				$39,450

In February 2009, the Moody’s credit ratings on certain securities have been changed as follows:

(1)	One $5.6 million security was changed to Baa3 and one $2.0 million security was changed to Caa.

(2)	One $1.3 million security was changed to Ba1 and one $ 3.4 million security was changed to Ca.

(3)	This security was changed to Ca.

The securities in the privately issued whole loan CMO portoflio carry varying levels of credit enhancement. These securities were purchased based on the underlying loan characteristics such as loan to value ratio, credit scores, property type and location. Current chacteristics of each security such as delinquency and foreclosures levels, loss severity levels, credit enhancement, and coverage ratios are reviewed regularly by management. When the level of credit loss coverage for an individual security deteriorates below a specified level, analysis of the security is expanded. Projected credit losses are compared to the current level of credit enhancement to estimate whether the security is expected to experience losses in the future. The amount of OTTI recognized during the year ended December 31, 2008 on the privately issued whole loan CMOs totaled $6.5 million, of which, $4.6 million related to three securities with a high level (more than 35%) of sub-prime collateral. As the current market disruption continues, more securities may be downgraded and/or devalued, which may resut in additional impairment charges in future periods.
Other Asset-Backed Securities (“ABS”)
The ABS portfolio totaled $3.9 million and $33.2 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the ABS portfolio consists principally of positions in 14 different pooled trust preferred securities and one Student Loan Marketing Association (“SLMA”) security. The following table summarizes changes to amortized cost for the portfolio of ABS in 2008 and the fair value of the portfolio at December 31, 2008 (in thousands).

	Trust Preferred		SLMA		Total ABS
	Adjusted		Adjusted		Adjusted
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Balance December 31, 2007	$33,307	$32,390	$808	$808	$34,115	$33,198
Net change to cost basis before OTTI	(106)		(662)		(768)
OTTI non-cash charge	(29,429)		—		(29,429)

Balance December 31, 2008	$3,772	$3,772	$146	$146	$3,918	$3,918

All of the pooled trust preferred securities are collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies. The financial services industry is experiencing conditions that have, in some individual companies, resulted in lowered earnings and strained capital positions. Each of the pooled trust preferred securities owned by the Company has some individual companies backing that specific security that have either defaulted or are deferring dividend payments. The class level that the Company owns in each security has at least one subordinate class below the class owned by the Company and as a result, to date, the Company has received scheduled dividend payments on all but one of the securities in accordance with the terms of the security. These securities fall under a class of securities referred to as a collateralized debt obligation (“CDO”). The market for CDOs has very low demand due principally to imbalances in liquidity that exist in the marketplace. The resulting impact from this inactive market, as well as the increased credit risk profile of the banking sector in general and certain of the companies collateralizing the securities has created adverse changes to expected cash flows and to the fair value of the securities. For the year ended December 31, 2008, the Company recorded $29.4 million in OTTI charges of ABS. Further deterioration in credit quality of the companies collateralizing the securities and/or a continuation of the current imbalances in liquidity that exist in the marketplace may further effect the fair value of these securities and increase the potential that certain unrealized losses may be designated as other than temporary in future periods and that the Company may incur additional write downs.
State and Municipal Obligations
At December 31, 2008, the portfolio of state and municipal obligations totaled $190.2 million, of which $131.7 million was classified as available for sale. As of that date, $58.5 million was classified as held to maturity, with a fair value of $59.1 million. As of December 31, 2007 the portfolio of state and municipal obligations totaled $232.1 million, of which $172.6 million was classified as available for sale. As of that date, $59.5 million was classified as held to maturity, with a fair value of $59.9 million.

Equity Securities
As of December 31, 2008, the Company had $1.2 million in equity securities including $528 thousand of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $624 thousand of common equity securities. As of December 31, 2007, the Company had $34.6 million in equity securities, including $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780 thousand of common equity securities.
The auction rate preferred equity securities consist of positions collateralized by FNMA and FHLMC preferred stock. The auction rate preferred equity securities were structured to be tendered at par, at the option of the investor, at auctions occurring about every 90 days. The auctions were unsuccessful beginning in April 2008, primarily as a result of the financial and capital market crisis. The FNMA and FHLMC preferred stock fair values deteriorated significantly during the third quarter of 2008. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the “Act”) was signed into law. The Act established the Federal Housing Finance Agency (“FHFA”) as the federal regulator of FNMA and FHLMC, and provided the FHFA the power to oversee the operations, activities, corporate governance, safety and soundness, and missions of FNMA and FHLMC. On September 7, 2008, the FHFA announced that FNMA and FHLMC were being placed into conservatorship, which significantly reduced the value of existing equity positions in FNMA and FHLMC. As a result, impairment write-downs on the auction rate preferred equity securities totaling $32.3 million were recorded during the year ended December 31, 2008. The EESA changed the tax treatment of gains or losses from the sale or exchange of FNMA or FHLMC preferred stock by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock will be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case. As a result, the Company was able to recognize the tax effects of the OTTI charge on its investment in auction rate preferred equity securities as an ordinary loss in the consolidated financial statements for the year ended December 31, 2008.
The dividend income related to both the common and auction rate preferred equity securities qualifies for the Federal income tax dividend received deduction. For the year ended December 31, 2008, dividend income of $1.4 million was earned on these securities. FHFA has suspended the payment of preferred dividends for FNMA and FHLMC and the Company will receive no future dividend income while the suspension is in place. The Company does not expect to receive further dividends on FNMA or FHLMC preferred securities.
Lending Activities
The composition of the Company’s loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$158,543	14.1%	$136,780	14.2%	$105,806	11.4%	$116,444	11.7%	$203,178	16.2%
Commercial real estate	262,234	23.4	245,797	25.5	243,966	26.4	264,727	26.7	343,532	27.4
Agricultural	44,706	4.0	47,367	4.9	56,808	6.1	75,018	7.5	195,185	15.6
Residential real estate	177,683	15.8	166,863	17.3	163,243	17.6	168,498	17.0	178,282	14.2
Consumer indirect	255,054	22.8	134,977	14.0	106,443	11.5	85,237	8.6	67,993	5.5
Consumer direct and home equity	222,859	19.9	232,389	24.1	250,216	27.0	282,397	28.5	264,235	21.1

Total loans	1,121,079	100.0%	964,173	100.0%	926,482	100.0%	992,321	100.0%	1,252,405	100.0%
Allowance for loan losses	(18,749)		(15,521)		(17,048)		(20,231)		(39,186)

Total loans, net	$1,102,330		$948,652		$909,434		$972,090		$1,213,219

Total loans increased 16%, or $156.9 million, to $1.121 billion as of December 31, 2008 from $964.2 million as of December 31, 2007, primarily attributed to the expansion of the indirect lending program and commercial business development efforts, offset by a reduction in agricultural loans and the consumer direct and home equity category.
Commercial loans and commercial real estate loans increased $38.2 million to $420.8 million as of December 31, 2008 from $382.6 million as of December 31, 2007, a result of the Company’s focused commercial business development programs. Agricultural loans decreased $2.7 million, to $44.7 million as of December 31, 2008 from $47.4 million as of December 31, 2007. Competition and adherence to strict credit standards has led to payments outpacing new loan originations in the agricultural portfolio.
Residential real estate loans increased $10.8 million to $177.7 million as of December 31, 2008 in comparison to $166.9 million as of December 31, 2007. The increase resulted from management’s decision to add certain newly originated or refinanced residential mortgages, namely 15 year FHLMC conforming mortgages, to its portfolio rather than selling to the secondary market. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

The consumer indirect portfolio increased 89% to $255.1 million as of December 31, 2008 from $135.0 million as of December 31, 2007. The Company increased its indirect portfolio by managing existing and developing new relationships with over 250 franchised auto dealers in Western and Central New York State. During the year ended December 31, 2008 the Company originated $180.9 million in indirect auto loans with a mix of approximately 38% new auto and 62% used auto. This compares with $76.6 million in indirect loan auto originations with a mix of approximately 41% new auto and 59% used auto for the same period in 2007.
The consumer direct and home equity portfolio decreased $9.5 million to $222.9 million as of December 31, 2008 in comparison to $232.4 million as of December 31, 2007. The decline in direct consumer and home equity products is reflective of an overall slowing in the economy, as well as the Company’s policy to maintain a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. Generally, the Western and Central New York State markets the Company serves have not experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property pledged as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely loan payments, which could have a negative impact on earnings.
The following table sets forth information regarding non-performing assets (in thousands):

	Delinquent and Non-performing Assets
	At December 31,
	2008	2007	2006	2005	2004
Non-accruing loans:
Commercial	$510	$827	$2,205	$4,389	$20,576
Commercial real estate	2,360	2,825	4,661	6,985	15,954
Agricultural	310	481	4,836	2,786	13,165
Residential real estate	3,365	2,987	3,127	2,615	1,473
Consumer indirect	445	278	166	63	74
Consumer direct and home equity	1,199	677	842	923	704

Total non-accruing loans	8,189	8,075	15,837	17,761	51,946
Restructured loans	—	—	—	—	—
Accruing loans contractually past due over 90 days	7	2	3	276	2,018

Total non-performing loans	8,196	8,077	15,840	18,037	53,964
Foreclosed assets	1,007	1,421	1,203	1,099	1,196
Non-accruing commercial-related loans held for sale	—	—	—	577	—
Non-performing investment securities	49	—	—	—	—

Total non-performing assets	$9,252	$9,498	$17,043	$19,713	$55,160

Non-performing loans to total loans	0.73%	0.84%	1.71%	1.82%	4.31%
Non-performing assets to total assets	0.48%	0.51%	0.89%	0.97%	2.56%
Approximately $3.2 million, or 39.3%, of the $8.2 million in nonaccruing loans as of December 31, 2008 were current with respect to payment of principal and interest, but were classified as nonaccruing because reasonable doubt existed with respect to the future collectibility of principal and interest in accordance with the original contractual terms. For nonaccruing loans outstanding as of December 31, 2008, the amount of interest income forgone on nonaccruing loans totaled $546 thousand for the year ended December 31, 2008.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $20.5 million and $16.6 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2008 and 2007, respectively.

Loans Held for Sale
Loans held for sale (not included in the loan portfolio composition table) totaled $1.0 million and $906 thousand as of December 31, 2008 and 2007, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio decreased to $315.7 million as of December 31, 2008 from $338.1 million as of December 31, 2007. The decrease in the sold and serviced portfolio partially resulted from management’s decision to add certain newly originated or refinanced residential mortgages, namely 15 year FHLMC conforming mortgages, to its portfolio rather than selling to the secondary market, leading to payments and run-off outpacing new sold and serviced residential loan volumes.
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis
	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses, beginning of year	$15,521	$17,048	$20,231	$39,186	$29,064
Charge-offs (1):
Commercial	675	562	1,195	12,980	4,486
Commercial real estate	1,190	439	501	15,397	1,779
Agricultural	47	56	379	18,543	2,519
Residential real estate	320	319	278	56	227
Consumer indirect	2,011	988	532	775	759
Consumer direct and home equity	1,216	1,531	1,314	1,535	1,027

Total charge-offs	5,459	3,895	4,199	49,286	10,797
Recoveries:
Commercial	664	972	1,417	864	598
Commercial real estate	280	216	132	280	103
Agricultural	55	168	389	57	39
Residential real estate	26	50	71	5	43
Consumer indirect	548	235	224	261	212
Consumer direct and home equity	563	611	625	332	248

Total recoveries	2,136	2,252	2,858	1,799	1,243
Net charge-offs	3,323	1,643	1,341	47,487	9,554
Provision (credit) for loan losses	6,551	116	(1,842)	28,532	19,676

Allowance for loan losses, end of year	$18,749	$15,521	$17,048	$20,231	$39,186

Net charge-offs to average loans	0.32%	0.18%	0.14%	4.27%	0.74%
Allowance to end of period loans	1.67%	1.61%	1.84%	2.04%	3.13%
Allowance to end of period non-performing loans	229%	192%	108%	112%	73%

(1)
During 2005 the Company transferred $169.0 million in commercial-related loans to held for sale, at an estimated fair value less costs to sell of $132.3 million, resulting in $36.7 million in commercial-related charge-offs. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of commercial-related loans held for sale.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Loan Losses
	At December 31,
	2008		2007		2006		2005		2004
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans

Commercial	$2,871	14.1%	$1,878	14.2%	$2,443	11.4%	$4,098	11.7%	$11,420	16.2%
Commercial real estate	4,052	23.4	3,751	25.5	4,458	26.4	6,564	26.7	9,297	27.4
Agricultural	1,012	4.0	1,516	4.9	1,887	6.1	2,187	7.5	8,197	15.6
Residential real estate	2,516	15.8	1,763	17.3	1,748	17.6	1,252	17.0	910	14.2
Consumer indirect	5,152	22.8	2,284	14.0	1,749	11.5	1,032	8.6	666	5.5
Consumer direct and home equity	3,146	19.9	2,667	24.1	2,833	27.0	2,504	28.5	2,014	21.1
Unallocated	—	—	1,662	—	1,930	—	2,594	—	6,682	—

Total	$18,749	100.0%	$15,521	100.0%	$17,048	100.0%	$20,231	100.0%	$39,186	100.0%

During the first quarter of 2008, management revised estimation techniques related to allocation of the allowance to specific loan segments. The result was the elimination of the unallocated portion of the allowance for loan losses and allocation of the entire balance to specific loan segments.
Management believes that the allowance for loan losses at December 31, 2008 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond the Company’s control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.
Funding Activities
Deposits
The following table summarizes the composition of the Company’s deposits (dollars in thousands).

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand	$292,586	17.9%	$286,362	18.2%	$273,783	16.9%
Interest-bearing demand	344,616	21.1	335,314	21.3	352,661	21.8
Savings and money market	348,594	21.3	346,639	22.0	321,563	19.9
Certificates of deposit < $100,000	482,863	29.6	453,140	28.7	474,321	29.3
Certificates of deposit of $100,000 or more	164,604	10.1	154,516	9.8	195,367	12.1

	$1,633,263	100.0%	$1,575,971	100.0%	$1,617,695	100.0%

The Company offers a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2008, total deposits were $1.633 billion, representing an increase of $57.3 million for the year. Certificates of deposit were 39.7% and 38.5% of total deposits at December 31, 2008 and 2007, respectively.
Nonpublic deposits represent the largest component of the Company’s funding sources and totaled $1.280 billion and $1.251 billion as of December 31, 2008 and 2007, respectively. The Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. Nonpublic deposit levels were positively impacted by the expansion of the Company’s branch network in the metro-Rochester area, where de novo branches were added in Henrietta and Greece during the third and fourth quarters of 2008, respectively.

As an additional source of funding, the Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of the Company’s total deposits. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. As of December 31, 2008, total public deposits were $352.8 million compared to $318.1 million as of December 31, 2007. In general, the number of public relationships remained stable in comparison to prior year. The Company continued to place less reliance on brokered certificates of deposit as $6.8 million in brokered deposits outstanding at December 31, 2007 were repaid at their scheduled maturity dates in the second quarter of 2008.
Short-term Borrowings
At December 31, 2008, short-term borrowings consisted of overnight repurchase agreements of $23.5 million. At December 31, 2007, short-term borrowings consisted of overnight borrowings with the Federal Home Loan Bank (“FHLB”) of $2.8 million and $22.8 million of overnight repurchase agreements.
Short-term borrowings from the FHLB are used to satisfy funding requirements resulting from daily fluctuations in deposit, loan and investment activities. FHLB borrowings are collateralized by certain investment securities, FHLB stock owned by the Company and certain qualifying loans.
The following table summarizes information relating to the Company’s short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2008	2007	2006

Year-end balance	$23,465	$25,643	$32,310
Year-end weighted average interest rate	0.48%	2.71%	2.15%
Maximum outstanding at any month-end	$56,861	$44,944	$32,353
Average balance during the year:	$38,028	$29,048	$26,157
Average interest rate for the year:	1.90%	2.97%	2.18%
Long-term Borrowings
Long-term borrowings totaled $47.4 million at December 31, 2008 and consisted of $30.0 million in FHLB repurchase agreements entered into during 2008, $653 thousand of FHLB amortizing advances and $16.7 million in junior subordinated debentures. During the fourth quarter of 2008, the Company prepaid a $20.0 million long-term FHLB advance that bore a fixed interest rate of 5.52%.
In February 2001, the Company established FISI Statutory Trust I (the “Trust”), which issued 16,200 fixed rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related junior subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures mature in 2031 and are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a fixed interest rate equal to 10.20%. The Company incurred $487 thousand in costs related to the issuance that are being amortized over 20 years using the straight-line method. The Trust is a variable interest entity as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, as such, the Trust is accounted for as an unconsolidated subsidiary.
Shareholders’ Equity
Shareholders’ equity decreased by $5.0 million in 2008 to $190.3 million at December 31, 2008. Additional repurchases of treasury stock totaling $4.8 million, combined with increases in accumulated other comprehensive loss of $4.7 million, common and preferred dividends of $7.4 million and a net operating loss of $26.2 million for the year ended December 31, 2008 offset the $37.5 million in proceeds from the issuance of the TARP preferred stock and related warrant. For detailed information on shareholders’ equity and details regarding the TARP preferred stock and related warrant, see Note 11, Shareholders’ Equity, of the notes to consolidated financial statements.
The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“NYSBD”). At December 31, 2008, the Bank’s equity as a percentage of total assets exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 10, Regulatory Matters, of the notes to consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
Net Interest Income
Net interest income, the principal source of the Company’s earnings, was $65.3 million in 2008 compared to $58.1 million in 2007. Net interest margin was 3.93% for the year ended December 31, 2008, an increase of 40 basis points from 3.53% for the same period last year. The 40 basis point increase in net interest margin was partially offset by a decline in average interest-earning assets of $9.3 million to $1.772 billion as of December 31, 2008 compared to $1.781 billion for the same period last year, which resulted in the $7.3 million increase in net interest income. The increase in net interest margin resulted from the average cost of funds decreasing 74 basis points while average earning asset yield decreased only 34 basis points. In 2008, earning asset yield benefited from a higher percentage of earning assets being deployed in higher yielding loan assets.
Average total loans for the year ended December 31, 2008 were $1.023 billion, up $85.4 million when compared with $937.8 million for the same period last year. The higher average consumer indirect and commercial portfolios more than offset the drop in the average consumer and home equity portfolio. Average total investment securities (excluding federal funds sold and other interest-bearing deposits) totaled $721.6 million for the year ended December 31, 2008, down from $811.1 million for the same period last year.
The Company’s yield on average earning assets was 5.83% for 2008, down 34 basis points from 6.17% in 2007. The Company’s loan portfolio yield was 6.61% for 2008, down 69 basis points from 2007, and the tax-equivalent investment yield was 4.84% for 2008, down 6 basis points from 2007.
Total average interest-bearing deposits were $1.335 billion for the year ended December 31, 2008, down slightly from $1.357 billion for the same period in 2007. Fewer certificates of deposit, including brokered certificates of deposit, contributed to the decline. Average short-term borrowings amounted to $38.0 million for 2008, up from $29.0 million for 2007. Average long-term borrowings totaled $53.7 million for the year ended December 31, 2008, up slightly from $51.6 million for the same period last year.
The rate on interest-bearing liabilities for the year ended December 31, 2008 was 2.36%, a decrease of 92 basis points from 2007. The decrease primarily resulted from lower general market interest rates experienced in 2008 and a favorable shift to lower cost funding sources.

The following tables present, for the periods indicated, information regarding: (i) the average balance sheet; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields and tax-preferred yields on investment securities that qualify for the Federal dividend received deduction (“DRD”) have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Dollar amounts are shown in thousands.

	Years ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$26,568	$619	2.33%	$31,756	$1,662	5.23%	$44,857	$2,288	5.10%
Investment securities:
Taxable	487,687	21,882	4.49	557,035	25,414	4.56	559,864	23,859	4.26
Tax-exempt	208,519	11,059	5.30	234,078	12,880	5.50	251,439	13,663	5.43
Tax-preferred	25,345	2,006	7.91	20,005	1,463	7.31	81	52	63.67

Total investment securities	721,551	34,947	4.84	811,118	39,757	4.90	811,384	37,574	4.63
Loans held for sale	821	51	6.23	770	54	6.99	698	42	5.95
Loans:
Commercial	149,927	9,141	6.10	119,823	9,728	8.12	111,118	8,910	8.02
Commercial real estate	247,475	17,086	6.90	244,357	18,230	7.46	249,899	18,455	7.39
Agricultural	45,035	3,126	6.94	53,356	4,351	8.16	64,658	5,189	8.02
Residential real estate	171,262	10,710	6.25	165,226	10,815	6.55	164,730	10,676	6.48
Consumer indirect	185,197	13,098	7.07	118,152	8,067	6.83	96,260	6,063	6.30
Consumer direct and home equity	224,343	14,462	6.45	236,910	17,315	7.31	265,817	18,669	7.02

Total loans	1,023,239	67,623	6.61	937,824	68,506	7.30	952,482	67,962	7.14

Total interest-earning assets	1,772,179	103,240	5.83	1,781,468	109,979	6.17	1,809,421	107,866	5.96

Less: Allowance for loan losses	16,287			16,587			19,338
Other noninterest-earning assets	149,453			142,156			148,937

Total assets	$1,905,345			$1,907,037			$1,939,020

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$347,702	3,246	0.93	$338,326	5,760	1.70	$379,434	6,705	1.77
Savings and money market	369,926	3,773	1.02	346,131	5,863	1.69	333,155	4,320	1.30
Certificates of deposit	617,381	22,330	3.62	672,239	31,091	4.63	664,358	26,420	3.98

Total interest-bearing deposits	1,335,009	29,349	2.20	1,356,696	42,714	3.15	1,376,947	37,445	2.72
Short-term borrowings	38,028	721	1.90	29,048	864	2.97	26,157	571	2.18
Long-term borrowings	53,687	3,547	6.61	51,561	3,561	6.91	83,725	5,588	6.67

Total interest-bearing liabilities	1,426,724	33,617	2.36	1,437,305	47,139	3.28	1,486,829	43,604	2.93

Noninterest-bearing deposits	280,467			266,239			258,416
Other liabilities	15,249			17,966			17,638
Shareholders’ equity	182,905			185,527			176,137

Total liabilities and shareholders’ equity	$1,905,345			$1,907,037			$1,939,020

Net interest income (tax-equivalent)		$69,623			$62,840			$64,262

Interest rate spread			3.47%			2.89%			3.03%

Net earning assets	$345,455			$344,163			$322,592

Net interest margin (tax-equivalent)			3.93%			3.53%			3.55%

Ratio of average interest-earning assets To average interest-bearing liabilities	124.21%			123.95%			121.70%

Rate /Volume Analysis
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	December 31, 2008 vs. 2007			December 31, 2007 vs. 2006
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$(238)	$(805)	$(1,043)	$(685)	$59	$(626)
Investment securities:
Taxable	(3,118)	(414)	(3,532)	(122)	1,677	1,555
Tax-exempt	(1,368)	(453)	(1,821)	(953)	170	(783)
Tax-preferred	415	128	543	1,498	(87)	1,411

Total investment securities			(4,810)			2,183
Loans held for sale	4	(7)	(3)	4	8	12
Loans:
Commercial	2,138	(2,725)	(587)	706	112	818
Commercial real estate	230	(1,374)	(1,144)	(412)	187	(225)
Agricultural	(627)	(598)	(1,225)	(921)	83	(838)
Residential real estate	387	(492)	(105)	32	107	139
Consumer indirect	4,732	299	5,031	1,464	540	2,004
Consumer direct and home equity	(885)	(1,968)	(2,853)	(2,090)	736	(1,354)

Total loans			(883)			544

Total interest-earning assets			(6,739)			2,113

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	156	(2,670)	(2,514)	(707)	(238)	(945)
Savings and money market	379	(2,469)	(2,090)	174	1,369	1,543
Certificates of deposit	(2,386)	(6,375)	(8,761)	316	4,355	4,671

Total interest-bearing deposits			(13,365)			5,269
Short-term borrowings	222	(365)	(143)	68	225	293
Long-term borrowings	144	(158)	(14)	(2,215)	188	(2,027)

Total interest-bearing liabilities			(13,522)			3,535

Change in net interest income			6,783			(1,422)

Provision for Loan Losses
The provision for loan losses totaled $6.5 million for the year ended December 31, 2008, versus $116 thousand for 2007. The increase in the provision for is primarily due to growth in the consumer indirect loan portfolio and a $1.7 million increase in net charge-offs during 2008. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.
Noninterest (Loss) Income
The following table summarizes the Company’s noninterest (loss) income for the years ended December 31 (in thousands):

	2008	2007	2006
Service charges on deposits	$10,497	$10,932	$11,504
ATM and debit card	3,313	2,883	2,233
Broker-dealer fees and commissions	1,458	1,396	1,511
Loan servicing	664	928	892
Company owned life insurance	563	1,255	521
Net gain on sale of loans held for sale	339	779	972
Net gain on sale of other assets	305	89	169
Net gain on investment securities	288	207	30
Net gain on sale of trust relationships	—	13	1,386
Impairment charges on investment securities	(68,215)	—	—
Other	2,010	2,198	2,693

Total noninterest (loss) income	$(48,778)	$20,680	$21,911

Service charges on deposits declined to $10.5 million for the year ended December 31, 2008 compared with $10.9 million for the same period in 2007, a result of fewer customer overdrafts and related service fees.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card transactions, totaled $3.3 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively. ATM and debit card income has increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions.
Broker-dealer fees and commissions increased due to slightly higher sales volumes.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets. Loan servicing income in 2008 was adversely impacted by a $343 thousand impairment charge on capitalized mortgage servicing assets that resulted from an increase in prepayment assumptions used to value capitalized mortgage servicing assets, a direct result of the decline in mortgage interest rates experienced in 2008. The impairment charge recorded in 2007 totaled $18 thousand.
For the year ended December 31, 2007, company owned life insurance included $1.1 million in income from the receipt of insurance proceeds. The Company invested $20.0 million in company owned life insurance during the third quarter of 2008, which would have resulted in an increase in income compared to prior year absent the death benefit proceeds received in 2007.
Net gain on sale of loans held for sale declined compared to prior year due primarily to lower student loan sale volumes, which resulted from increased competition and changing market conditions for student loans as the Company exited the business in 2008. For the years ended December 31, 2008 and 2007, student loan sale net gains were $104 thousand and $478 thousand, respectively.
The net gain on sale of other assets includes gains and losses on premises, equipment, other real estate (“ORE”) and repossessed assets and the increase in the net gain for 2008 was favorable in comparison to 2007.
The impairment charges on investment securities totaled $68.2 million in 2008. See the “Investing Activities” section for further discussion.

Noninterest Expense
The following table summarizes the Company’s noninterest expense for the years ended December 31 (in thousands):

	2008	2007	2006
Salaries and employee benefits	$31,437	$33,175	$33,563
Occupancy and equipment	10,502	9,903	9,465
Computer and data processing	2,433	2,126	1,903
Professional services	2,141	2,080	2,837
Supplies and postage	1,800	1,662	1,945
Advertising and promotions	1,453	1,402	1,974
Other	7,695	7,080	7,925

Total noninterest expense	$57,461	$57,428	$59,612

For the year ended December 31, 2008, salaries and benefits totaled $31.4 million, down $1.7 million from the prior year. The factors that contributed to the decline were as follows: a reduction in annual incentive compensation as certain senior management incentive targets contingent on 2008 financial results were not achieved; an increase in the amount of salaries and wages allocated to deferred direct loan origination costs due to higher loan origination volumes; and lastly, a reduction in full-time equivalent employees (“FTEs”) to 600 as of year-end 2008, a decrease of 21 FTEs compared to prior year-end.
The Company experienced a 6% increase in occupancy and equipment expenses in 2008 to $10.5 million, compared to $9.9 million in 2007. The increase was partly a result of the expansion of the branch network in the metro-Rochester area, as de novo branches were added in Henrietta and Greece during the third and fourth quarters of 2008, respectively. Also contributing to the increase in 2008 were technology upgrades and higher service contract related expenses associated with equipment and computer software.
Supplies and postage increased 8% for the year ended December 31, 2008 versus 2007, primarily the result of higher postage costs.
Computer and data processing costs increased 14% in 2008 compared to the prior year, primarily due to higher debit card data transaction processing expense due to increased customer point-of-sale transaction volumes.
Professional fees and services increased 3% for the year ended December 31, 2008 compared to 2007, primarily due to costs incurred in 2008 associated with valuation of the investment securities portfolio.
Other expenses increased 9% or $615 thousand for the year ended December 31, 2008. Factors that contributed to the increase included a $385 thousand increase in FDIC insurance and a $557 thousand prepayment charge on borrowed funds. Partly offsetting those increases were lower levels of commercial-related loan workout expenses and other real estate expense (“ORE”) expenses in 2008.
The efficiency ratio for the year ended December 31, 2008 was 64.07% compared with 68.77% for 2007. The improved efficiency ratio is reflective of the higher level of net interest income and relatively flat noninterest expense. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities, proceeds from company owned life insurance included in income and net gain on sale of trust relationships.
Income Taxes
The income tax (benefit) expense amounted to $(21.3) million and $4.8 million for the years ended December 31, 2008 and 2007, respectively. The fluctuation in income tax expense corresponded in general with the level of net income before tax. The Company’s effective tax rates were (44.9)% in 2008 and 22.6% in 2007. Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. The unusual 2008 effective tax benefit rate results from the relationship between the size of the favorable permanent differences and pre-tax loss.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006
Net Interest Income
Net interest income on a tax-equivalent basis was $58.1 million in 2007, compared to $59.5 million in 2006. The net interest margin was 3.53% for the year ended December 31, 2007, a drop of 2 basis points from 3.55% for the same period in 2006. A $28.0 million decline in average earning assets for the year ended December 31, 2007, together with the decline in the net interest margin, resulted in the $1.4 million drop in net interest income when comparing 2007 to 2006. The decline in average earning assets was affected by average total borrowings declining $29.3 million due to the repayment and maturity of borrowings. The drop in net interest margin resulted from the average cost of funds increasing 23 basis points while average earning asset yield increased only 21 basis points. Net interest margin improved in the second half of 2007, principally the result of a reduction in funding costs, an improved investment security portfolio yield and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets.
Average total loans for the year ended December 31, 2007 were $937.8 million, down $14.7 million, or 1.5%, when compared with $952.5 million for the same period in 2006. The increased average consumer indirect portfolio was more than offset by a drop in the average consumer and home equity portfolio.
The Company’s yield on average earning assets was 6.17% for 2007, up 21 basis points from 5.96% in 2006. The Company’s loan portfolio yield was 7.30% for 2007, up 16 basis points from 2006, and the tax-equivalent investment yield was 4.90% for 2007, up 27 basis points from 2006.
Total average interest-bearing deposits were $1.357 billion for the year ended December 31, 2007, down 1.5% from $1.377 billion for the same period in 2006. Fewer certificates of deposit, including brokered certificates of deposit, contributed to the decline. Average borrowings amounted to $80.6 million for 2007, down from $109.9 million for 2006. The Company’s favorable liquidity position allowed for a managed reduction in higher cost deposits and borrowings.
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
Provision for Loan Losses
The provision for loan losses totaled $116 thousand in 2007, versus a credit for loan losses of $1.8 million in 2006. The increase in the provision for 2007 is primarily due to growth in the loan portfolio, partially offset by the reduction in non-performing loans. Net loan charge-offs were $1.6 million, or 0.18% of average loans, for the year ended December 31, 2007, compared with $1.3 million, or 0.14% of average loans for 2006.
Noninterest Income
Noninterest income for the year ended December 31, 2007 was $20.7 million, down from $21.9 million in the prior year.
Service charges on deposits declined for the year ended December 31, 2007 compared with 2006, a direct result of fewer customer overdrafts and related service fees.
Automated Teller Machine (“ATM”) and debit card income increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions.
Broker-dealer fees and commissions declined due to lower sales volumes. Loan servicing increased slightly in 2007 versus 2006 despite the decrease in the sold and serviced residential mortgage portfolio, a result of a decrease in the amortization of capitalized mortgage servicing assets.
For the years ended December 31, 2007 and 2006, company owned life insurance included $1.1 million and $419 thousand in income, respectively, associated with the proceeds from company owned life insurance policies.
Net gain on sale of loans held for sale declined compared to prior year due primarily to lower student loan sale volumes resulting from increased competition and changing market conditions for student loans. For the years ended December 31, 2007 and 2006, net gains from the sale of student loans were $478 thousand and $670 thousand, respectively.
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

Noninterest Expense
Noninterest expense for the year ended December 31, 2007 decreased $2.2 million or 3.7% to $57.4 million from $59.6 million for the year ended December 31, 2006. This decline was consistent with management’s continued focus on reduction of costs.
For the year ended December 31, 2007, salaries and benefits totaled $33.2 million, down $388 thousand from the prior year. The Company managed a reduction in full-time equivalent employees (“FTEs”) to 621 as of December 31, 2007, a decrease of 19 FTEs versus the prior year-end. Salaries and wage expense also decreased during 2007 due to an increase in the amount of salaries and wages that were allocated to deferred direct loan origination costs, a direct result of the higher loan origination volumes. The reduction in salaries and wages was partially offset by increases in employee benefits, including stock-based compensation expense, health care costs and the Company’s 401(k) benefit plan match, which in turn, was offset by a reduction in pension expense from plan changes implemented during 2007.
The Company has experienced a 4.6% increase in occupancy and equipment expenses when 2007 is compared to 2006. The increase primarily resulted from a higher service contract related expenses associated with equipment and computer software.
Supplies and postage declined 14.6% for the year ended December 31, 2007 versus 2006. The decline was associated with cost reduction efforts and higher than normal expense incurred in the first quarter of 2006 due to the purchase of branding-related stationery and supplies.
Computer and data processing costs increased in 2007 compared to the prior year. The Bank experienced higher debit card data transaction processing expense due to increased customer point-of-sale transaction volumes.
Professional services declined 26.7% for the year ended December 31, 2007 compared to 2006, primarily due to lower legal and external loan review costs associated with commercial-related problem loans.
Other noninterest expense decreased 10.7% for the year ended December 31, 2007. The Company experienced a reduction in commercial-related loan expenses during 2007, a direct result of the lower level of nonperforming loans, which was partially offset by increased other real estate expense (“ORE”), as the Bank experienced higher ORE write-downs in 2007. In addition, the Company experienced declines in other bank charges, donations and severance expense, all consistent with management’s focus on overall cost reduction. The expense related to the amortization of other intangible assets, which is included in other noninterest expense, also declined in 2007 versus 2006 due to run-off, as certain intangible assets were fully amortized in 2006.
The efficiency ratio for the year ended December 31, 2007 was 68.77% compared with 69.78% for 2006. The improved efficiency ratio is reflective of the lower levels of noninterest expense, partially offset by lower revenues. The efficiency ratio represents noninterest expense less other real estate expense and amortization of intangibles, divided by net interest income (tax-equivalent) plus other noninterest income less net gain on sale or call of securities, income associated with the proceeds from company owned life insurance, net gain on sale of commercial-related loans held for sale and net gain on sale of trust relationships.
Income Taxes
The income tax expense provided for federal and New York State income taxes amounted to $4.8 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively. The fluctuation in income tax expense corresponded in general with taxable income levels for each year. The effective tax rate for 2007 was 22.6%, compared to 26.5% in 2006. The lower effective tax rates resulted, in part, from the $1.3 million and $521 thousand in non-taxable corporate owned life insurance income recorded in 2007 versus 2006, respectively.

2008 FOURTH QUARTER RESULTS
Net loss for the fourth quarter of 2008 was $3.1 million, or $0.33 loss per share, compared with a net loss of $28.4 million, or $2.68 loss per share, for the third quarter of 2008 and net income of $4.1 million, or $0.34 earnings per diluted share, in the fourth quarter of the prior year. The net losses in the third and fourth quarters of 2008 were a result of the impact of OTTI charges recorded on certain securities in the Company’s AFS securities portfolio.
Net interest income was $17.3 million for the fourth quarter of 2008, up $567 thousand or 3% from the third quarter of 2008 and $2.1 million or 14% compared with the fourth quarter of 2007. Net interest margin improved to 4.07% in the fourth quarter of 2008, compared with 3.98% in the third quarter of 2008 and 3.75% in the fourth quarter of 2007.
The Company recorded a provision for loan losses of $2.6 million for the fourth quarter of 2008, compared with $351 thousand in the fourth quarter of 2007. The increase in the provision for loan losses is primarily due to growth in the loan portfolio and the changing mix of the loan portfolio together with higher net charge offs. Net charge offs of $1.3 million for the fourth quarter of 2008 represented 46 basis points (annualized) of average loans.
Noninterest income (loss) for the fourth quarter of 2008 was $(25.1) million, compared with $(29.3) million and $5.0 million in the third quarter of 2008 and the fourth quarter of 2007, respectively. The 2008 periods reflect OTTI charges on certain securities in the Company’s AFS securities portfolio totaling $29.9 million for the fourth quarter and $34.6 million for the third quarter. Absent the OTTI charges in 2008, noninterest income would have been $4.8 million in the fourth quarter versus $5.2 million in the third quarter of 2008 and $5.0 million in the fourth quarter of 2007. The decrease, exclusive of OTTI charges, is primarily the result of lower service charges on deposits and broker-dealer fees and commissions offset by higher income from company owned life insurance due to a $20.0 million purchase of company owned life insurance made during the third quarter of 2008.
Noninterest expense for the fourth quarter of 2008 was $15.4 million, compared with $13.4 million and $14.5 million in the third quarter of 2008 and fourth quarter of 2007, respectively. The fourth quarter of 2008 results include a $557 thousand prepayment charge on the early repayment of borrowed funds and also a $259 thousand increase in FDIC insurance expense compared with the fourth quarter of last year. The third quarter of 2008 included $1.0 million in reversals of accrued incentive compensation in recognition that certain senior management incentive targets contingent on 2008 financial results would not be met.
The Company recorded income tax (benefit) expense of $(22.6) million and $524 thousand in the fourth and third quarters of 2008, respectively, compared to $1.2 million in the fourth quarter of 2007. In the third quarter of 2008, the tax benefit recognized on the OTTI charge was based on the treatment of a substantial portion of the charge being classified as a capital loss for tax purposes, which significantly limited the tax benefit. Subsequently, on October 3, 2008, the Emergency Economic Stabilization Act was enacted, which included a provision permitting banks, under certain circumstances, to recognize losses relating to Fannie Mae and Freddie Mac preferred stock as an ordinary loss, therefore the fourth quarter results reflected the recognition of a $12.0 million tax benefit associated with the third quarter OTTI charge.
Total assets at December 31, 2008 were $1.917 billion, up $59.0 million from $1.858 billion at December 31, 2007. Total loans were $1.121 billion at December 31, 2008, an increase of $156.9 million from $964.2 million at December 31, 2007, principally from a $120.1 million increase in indirect auto loans. Total deposits increased $57.3 million to $1.633 billion at December 31, 2008, versus $1.576 billion at December 31, 2007. Total borrowings, including junior subordinated debentures, increased $2.6 million to $70.8 million at December 31, 2008, up from $68.2 million at December 31, 2007. Total shareholders’ equity at December 31, 2008 was $190.3 million, compared with $195.3 million at December 31, 2007. The Company’s leverage ratio was 8.05% and total risk-based capital ratio was 13.08% at December 31, 2008, which is within the regulatory standard to be deemed a well-capitalized institution.

LIQUIDITY AND CAPITAL RESOURCES
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, its ability to sell securities, lines-of-credit, and access to the financial and capital markets.
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
The Company’s cash and cash equivalents were $55.2 million as of December 31, 2008, up from $46.7 million as of December 31, 2007. The Company’s net cash provided by operating activities totaled $21.3 million and the principal source of operating activity cash flow was net (loss) income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $97.8 million, which included net loan origination funding of $161.4 million offset by net proceeds of $88.3 million from the net decrease in securities. Net cash provided by financing activities of $85.0 million was attributed to the $57.3 million increase in deposits and the $35.6 million in proceeds from issuance of preferred and common shares.
Contractual Obligations and Other Commitments
The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2008
	Within 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	Years	years	Total
Certificates of deposit (1)	$546,266	$86,588	$14,102	$511	$647,467
Long-term borrowings	508	30,145	—	—	30,653
Junior subordinated debentures	—	—	—	16,702	16,702
Operating leases	1,237	2,050	1,815	5,215	10,317
Limited partnership investments (2)	1,865	1,865	—	—	3,730
Service agreements	720	108	—	—	828
Commitments to extend credit (3)	339,454	—	—	—	—
Standby letters of credit (3)	7,902	—	—	—	—

(1)
Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $87.5 million in three months or less; $30.1 million between three months and six months; $33.3 million between six months and one year; and $13.7 million over one year.

(2)
The Company has committed to capital investments in several limited partnerships of up to $5.5 million. As of December 31, 2008, the Company has contributed $1.8 million to the partnerships, including $425 thousand during 2008.

(3)
The Company does not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent the Company’s future cash requirements.

With the exception of the Company’s obligations in connection with its trust preferred securities and in connection with its irrevocable loan commitments, the Company had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 9, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Security Yields and Maturities Schedule
The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of the Company’s debt securities portfolio as of December 31, 2008. Actual maturities may differ from the contractual maturities presented, because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (in thousands).

					Due after five
	Due in one year		Due from one to		years through		Due after
	or less		five years		ten years		ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agency and government-sponsored enterprise	$28,899	3.12%	$19,414	3.96%	$4,994	4.05%	$14,563	2.40%	$67,871	3.27%
Mortgage-backed securities	7,518	3.82	85,709	4.18	56,121	4.19	190,226	4.89	339,574	4.57
Other asset-backed securities	—	—	—	—	147	3.66	3,771	5.26	3,918	5.20
State and municipal obligations	42,284	3.42	69,168	3.61	16,640	3.46	1,481	3.44	129,572	3.53

	78,701	3.35	174,291	3.93	77,902	4.02	210,041	4.71	540,935	4.16

Held to maturity debt securities:
State and municipal obligations	45,124	2.71	10,773	3.84	2,063	4.78	572	5.37	58,532	3.02

	$123,825	3.12%	$185,064	3.93%	$79,965	4.04%	$210,613	4.71%	$599,467	4.05%

Contractual Loan Maturity Schedule
The following table summarizes the contractual maturities of the Company’s loan portfolio at December 31, 2008. Loans, net of deferred loan origination costs, include principal amortization and non-accrual loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less	Due from one	Due after
	than one year	to five years	five years	Total
Commercial	$87,175	$62,227	$9,141	$158,543
Commercial real estate	70,694	132,735	58,805	262,234
Agricultural	16,817	16,649	11,240	44,706
Residential real estate	48,682	87,407	41,594	177,683
Consumer indirect	96,718	151,771	6,565	255,054
Consumer direct and home equity	53,735	102,707	66,417	222,859

Total loans	$373,821	$553,496	$193,762	$1,121,079

Loans maturing after one year:
With a predetermined interest rate		$192,464	$126,903	$319,367
With a floating or adjustable rate		361,032	66,859	427,891

Total loans maturing after one year		$553,496	$193,762	$747,258

Capital Resources
The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum Tier 1 leverage ratio of 4.00%, a minimum Tier 1 capital ratio of 4.00% and a minimum total risk-based capital ratio of 8.00%. The following table reflects the ratios and their components (in thousands):

	2008	2007

Total shareholders’ equity	$190,300	$195,322
Less: Unrealized gain (loss) on securities available for sale, net of tax	3,463	(500)
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(7,476)	1,167
Disallowed goodwill and other intangible assets	37,650	37,956
Disallowed deferred tax assets	22,437	—
Plus: Qualifying trust preferred securities	16,200	16,200

Tier 1 capital	$150,426	$172,899

Adjusted average total assets (for leverage capital purposes)	$1,869,111	$1,848,584

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	8.05%	9.35%

Total Tier 1 capital	$150,426	$172,899
Plus: Qualifying allowance for loan losses	15,936	13,753

Total risk-based capital	$166,362	$186,652

Net risk-weighted assets	$1,272,028	$1,098,476

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	11.83%	15.74%

Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	13.08%	16.99%
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.

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
Net Interest Income at Risk Analysis
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the statement of financial condition. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis as of December 31, 2008 (dollars in thousands):

Changes in	Net Interest Income			Economic Value of Equity
interest rate	Amount	Change		Amount	Change

+ 200 basis points	$71,287	$1,379	1.97%	$381,831	$7,211	1.92%
+ 100 basis points	70,655	747	1.07	380,915	6,295	1.68
- 100 basis points	69,087	(821)	(1.17)	379,048	4,427	1.18
- 200 basis points	67,671	(2,237)	(3.20)	384,737	10,117	2.70
The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2008, a 200 basis point increase in rates would increase net interest income by $1.4 million, or 1.97%, over the next twelve-month period. A 200 basis point decrease in rates would decrease net interest income by $2.2 million, or 3.20%, over a twelve-month period. As of December 31, 2008, a 200 basis point increase in rates would increase the economic value of equity by $7.2 million, or 1.92%, over the next twelve-month period. A 200 basis point decrease in rates would increase the economic value of equity by $10.1 million, or 2.70%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.
In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.

The following table presents an analysis of the Company’s interest rate sensitivity gap position at December 31, 2008. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accrual loans. Borrowings include junior subordinated debentures. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by the Company such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2008
		Over Three	Over
	Three	Months	One Year
	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and interest-earning deposits in other banks	$20,574	$—	$85	$—		$20,659
Investment securities	86,574	201,816	277,543	34,457		600,390
Loans held for sale	1,013	—	—	—		1,013
Loans	346,857	208,972	486,835	78,415		1,121,079

Total interest-earning assets	$455,018	$410,788	$764,463	$112,872		1,743,141

Cash and due from banks						34,528
Other assets (1)						139,250

Total assets						$1,916,919

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$693,210	$—	$—	$—		$693,210
Certificates of deposit	208,856	337,410	100,690	511		647,467
Borrowings	23,943	30	30,145	16,702		70,820

Total interest-bearing liabilities	$926,009	$337,440	$130,835	$17,213		1,411,497

Noninterest-bearing deposits						292,586
Other liabilities						22,536

Total liabilities						1,726,619
Shareholders’ equity						190,300

Total liabilities and shareholders’ equity						$1,916,919

Interest sensitivity gap	$(470,991)	$73,348	$633,628	$95,659		$331,644

Cumulative gap	$(470,991)	$(397,643)	$235,985	$331,644	$

Cumulative gap ratio (2)	49.1%	68.5%	116.9%	123.5%
Cumulative gap as a percentage of total assets	(24.6)%	(20.7)%	12.3%	17.3%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.

(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Financial Institutions, Inc. and its subsidiaries (the “Company”), as such term is defined in Exchange Act Rules 13a-15(f). The Company’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Any system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2008. That report appears herein.

/s/ Peter G. Humphrey	/s/ Ronald A. Miller
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 12, 2009	March 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Financial Institutions, Inc.:
We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Buffalo, New York
March 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Financial Institutions, Inc.:
We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
March 12, 2009

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except share and per share data)	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,528	$45,165
Federal funds sold and interest-bearing deposits in other banks	20,659	1,508

Total cash and cash equivalents	55,187	46,673
Securities available for sale, at fair value	547,506	695,241
Securities held to maturity, at amortized cost (fair value of $59,147 and $59,902, respectively)	58,532	59,479
Loans held for sale	1,013	906
Loans	1,121,079	964,173
Less: Allowance for loan losses	18,749	15,521

Loans, net	1,102,330	948,652
Company owned life insurance	23,692	3,017
Premises and equipment, net	36,712	34,157
Goodwill	37,369	37,369
Other assets	54,578	32,382

Total assets	$1,916,919	$1,857,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$292,586	$286,362
Interest-bearing demand	344,616	335,314
Savings and money market	348,594	346,639
Certificates of deposit	647,467	607,656

Total deposits	1,633,263	1,575,971
Short-term borrowings	23,465	25,643
Long-term borrowings	47,355	42,567
Other liabilities	22,536	18,373

Total liabilities	1,726,619	1,662,554

Commitments and contingencies (Note 9)

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value; 1,533 shares authorized and issued at December 31, 2008; 10,000 shares authorized, 1,586 shares issued at December 31, 2007	153	159
Series A Preferred Stock, $100 par value; 7,503 shares authorized and issued at December 31, 2008, aggregate liquidation preference $37,515; net of $2,016 discount	35,499	—
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,074	17,581
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	26,397	24,778
Retained earnings	124,952	158,744
Accumulated other comprehensive (loss) income	(4,013)	667
Treasury stock, at cost — 550,103 and 336,971 shares, respectively	(10,223)	(6,561)

Total shareholders’ equity	190,300	195,322

Total liabilities and shareholders’ equity	$1,916,919	$1,857,876

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006
Interest income:
Interest and fees on loans	$67,674	$68,560	$68,004
Interest and dividends on investment securities	30,655	34,990	32,778
Other interest income	619	1,662	2,288

Total interest income	98,948	105,212	103,070

Interest expense:
Deposits	29,349	42,714	37,445
Short-term borrowings	721	864	571
Long-term borrowings	3,547	3,561	5,588

Total interest expense	33,617	47,139	43,604

Net interest income	65,331	58,073	59,466
Provision (credit) for loan losses	6,551	116	(1,842)

Net interest income after provision (credit) for loan losses	58,780	57,957	61,308

Noninterest (loss) income:
Service charges on deposits	10,497	10,932	11,504
ATM and debit card	3,313	2,883	2,233
Broker-dealer fees and commissions	1,458	1,396	1,511
Loan servicing	664	928	892
Company owned life insurance	563	1,255	521
Net gain on sale of loans held for sale	339	779	972
Net gain on sale of other assets	305	89	169
Net gain on investment securities	288	207	30
Net gain on sale of trust relationships	—	13	1,386
Impairment charges on investment securities	(68,215)	—	—
Other	2,010	2,198	2,693

Total noninterest (loss) income	(48,778)	20,680	21,911

Noninterest expense:
Salaries and employee benefits	31,437	33,175	33,563
Occupancy and equipment	10,502	9,903	9,465
Computer and data processing	2,433	2,126	1,903
Professional services	2,141	2,080	2,837
Supplies and postage	1,800	1,662	1,945
Advertising and promotions	1,453	1,402	1,974
Other	7,695	7,080	7,925

Total noninterest expense	57,461	57,428	59,612

(Loss) income before income taxes	(47,459)	21,209	23,607
Income tax (benefit) expense	(21,301)	4,800	6,245

Net (loss) income	$(26,158)	$16,409	$17,362

Preferred stock dividends, net of accretion	1,538	1,483	1,486

Net (loss) income applicable to common shareholders	$(27,696)	$14,926	$15,876

(Loss) earnings per common share (Note 15):
Basic	$(2.56)	$1.34	$1.40
Diluted	$(2.56)	$1.33	$1.40
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2006	$17,634	$113	$23,278	$136,925	$(6,178)	$(15)	$171,757
Comprehensive income:
Net income	—	—	—	17,362	—	—	17,362
Other comprehensive loss, net of tax	—	—	—	—	(622)	—	(622)

Total comprehensive income							16,740
Adjustment to initially apply SFAS 158	—	—	—	—	(1,604)	—	(1,604)
Repurchase of 20,351 common shares	—	—	—	—	—	(335)	(335)
Repurchase of Series B-1 8.48% Preferred Stock	(11)	—	—	—	—	—	(11)
Share-based compensation plans:
Share-based compensation	—	—	865	—	—	—	865
Stock options exercised	—	—	181	—	—	23	204
Restricted stock awards issued	—	—	(130)	—	—	130	—
Directors’ retainer	—	—	28	—	—	84	112
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,481)	—	—	(1,481)
Common-$0.34 per share	—	—	—	(3,854)	—	—	(3,854)

Balance at December 31, 2006	$17,623	$113	$24,222	$148,947	$(8,404)	$(113)	$182,388
Comprehensive income:
Net income	—	—	—	16,409	—	—	16,409
Other comprehensive income, net of tax	—	—	—	—	9,071	—	9,071

Total comprehensive income							25,480
Repurchase of 368,815 common shares	—	—	—	—	—	(7,203)	(7,203)
Repurchase of Series B-1 8.48% Preferred Stock	(42)	—	—	—	—	—	(42)
Share-based compensation plans:
Share-based compensation	—	—	955	—	—	—	955
Stock options exercised	—	—	(53)	—	—	304	251
Restricted stock awards issued	—	—	(344)	—	—	344	—
Directors’ retainer	—	—	(2)	—	—	107	105
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,478)	—	—	(1,478)
Common-$0.46 per share	—	—	—	(5,129)	—	—	(5,129)

Balance at December 31, 2007	$17,581	$113	$24,778	$158,744	$667	$(6,561)	$195,322

Continued on next page
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
Years ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2007	$17,581	$113	$24,778	$158,744	$667	$(6,561)	$195,322
Balance carried forward
Comprehensive income:
Net loss	—	—	—	(26,158)	—	—	(26,158)
Other comprehensive loss, net of tax	—	—	—	—	(4,680)	—	(4,680)

Total comprehensive loss							(30,838)
Cumulative effect of adoption of EITF 06-4 and SFAS 158 transition adjustment	—	—	—	(241)	—	—	(241)
Repurchase of 272,861 common shares	—	—	—	—	—	(4,818)	(4,818)
Repurchase of Series A 3% Preferred Stock	(6)	—	3	—	—	—	(3)
Warrant issued in connection with Series A Preferred Stock	—	—	2,025	—	—	—	2,025
Issue shares of Series A Preferred Stock	37,515	—	—	—	—	—	37,515
Discount on Series A Preferred Stock	(2,025)	—	—	—	—	—	(2,025)
Accretion of preferred stock discount	9			(9)			—
Share-based compensation plans:
Share-based compensation	—	—	603	30	—	—	633
Stock options exercised	—	—	(12)	—	—	44	32
Restricted stock awards issued	—	—	(998)	—	—	998	—
Directors’ retainer	—	—	(2)	—	—	114	112
Accrued undeclared cumulative dividend on Series A Preferred Stock	—	—	—	(47)	—	—	(47)
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.54 per share	—	—	—	(5,885)	—	—	(5,885)

Balance at December 31, 2008	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(26,158)	$16,409	$17,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,959	3,991	4,125
Net amortization (accretion) of premiums and discounts on securities	390	(185)	644
Provision (credit) for loan losses	6,551	116	(1,842)
Share-based compensation	633	955	865
Deferred income tax (benefit) expense	(23,848)	715	63
Proceeds from sale of loans held for sale	28,685	48,048	69,451
Originations of loans held for sale	(28,453)	(47,183)	(68,793)
Increase in company owned life insurance	(563)	(111)	(102)
Net gain on sale of loans held for sale	(339)	(779)	(972)
Net gain on sale and disposal of other assets	(305)	(89)	(169)
Net gain on investment securities	(288)	(207)	(30)
Net gain on sale of trust relationships	—	(13)	(1,386)
Impairment charge on investment securities	68,215	—	—
(Increase) decrease in other assets	(1,322)	3,510	8,774
(Decrease) increase in other liabilities	(5,866)	(2,406)	2,324

Net cash provided by operating activities	21,291	22,771	30,314

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(310,191)	(307,049)	(66,769)
Held to maturity	(54,925)	(54,926)	(32,524)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	337,704	308,323	119,305
Held to maturity	57,325	36,169	34,724
Proceeds from sale of securities available for sale	58,368	49,350	1,699
Net loan originations	(161,414)	(41,778)	61,996
Purchase of company owned life insurance	(20,112)	(58)	(112)
Proceeds from sales of other assets	1,783	1,294	2,506
Proceeds from sale of trust relationships	—	13	1,386
Purchase of premises and equipment	(6,333)	(3,407)	(1,871)

Net cash (used in) provided by investing activities	(97,795)	(12,069)	120,340

Cash flows from financing activities:
Net increase (decrease) in deposits	57,292	(41,724)	(99,566)
Net (decrease) increase in short-term borrowings	(2,178)	(6,668)	12,204
Proceeds from long-term borrowings	30,000	—	—
Repayment of long-term borrowings	(25,212)	(12,321)	(40,204)
Purchase of preferred and common shares	(4,821)	(7,245)	(346)
Proceeds from issuance of preferred and common shares	35,602	105	112
Proceeds from issuance of common stock warrant	2,025	—	—
Proceed from stock options exercised	32	251	204
Cash dividends paid to preferred shareholders	(1,482)	(1,483)	(1,486)
Cash dividends paid to common shareholders	(6,240)	(4,716)	(3,740)

Net cash provided by (used in) financing activities	85,018	(73,801)	(132,822)

Net increase (decrease) in cash and cash equivalents	8,514	(63,099)	17,832
Cash and cash equivalents, beginning of period	46,673	109,772	91,940

Cash and cash equivalents, end of period	$55,187	$46,673	109,772

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Institutions, Inc., a financial holding company organized under the laws of New York State, and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company owns all of the capital stock of Five Star Bank, a New York State-chartered bank, and Five Star Investment Services, Inc., a broker-dealer subsidiary offering noninsured investment products. The Company also owns 100% of FISI Statutory Trust I (the “Trust”), which was formed in February 2001 for the purpose of issuing trust preferred securities. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.
The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. The following is a description of the significant accounting policies.
(a.) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. The Trust is not included in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
(b.) Use of Estimates
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. Material estimates relate to the determination of the allowance for loan losses, assumptions used in the defined benefit pension plan accounting, the carrying value of goodwill and deferred tax assets, and the valuation and other than temporary impairment considerations related to the securities portfolio. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
(c.) Cash Flow Reporting
Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.
Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Cash paid during the year for:
Interest expense	$37,160	$49,687	42,438
Income taxes, net of income tax refunds	3,797	4,031	(2,249)
Non-cash activity:
Real estate and other assets acquired in settlement of loans	$1,185	$2,443	2,502
Dividends declared and unpaid	1,497	1,805	1,392
Increase in unsettled security purchases	1,453	336	—
(d.) Investment Securities
Investment securities are classified as either available for sale or held to maturity. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Other investment securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholders’ equity.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in expected cash flows, in addition to the reasons underlying the decline, including creditworthiness, capital adequacy and near term prospects of issuers, the level of credit subordination, estimated loss severity, prepayments and future delinquencies, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses resulting in a new cost basis for the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
(e.) Loans Held for Sale
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
Capitalized mortgage servicing rights are recorded at their fair value at the time a loan is sold and servicing rights are retained. Capitalized mortgage servicing rights are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of operations in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. The carrying value of originated mortgage servicing rights is periodically evaluated for impairment. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms, using discounted cash flows and market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized asset. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance.
The Company also extends rate lock commitments to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock commitments, as well as closed mortgage loans held for sale, the Company enters into forward sale commitments to sell individual mortgage loans. Rate lock and forward sale commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133. These amounts are not significant at December 31, 2008 and 2007. The mortgage forward sale commitments are primarily with Federal Home Loan Mortgage Corporation (“FHLMC”), State of New York Mortgage Agency (“SONYMA”) or Federal Housing Agency (“FHA”).
Loan servicing income (a component of noninterest income in the consolidated statements of operations) consists of fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets.
(f.) Loans
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Commercial-related loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts of principal and interest under the original terms of the agreement and all loans that are restructured in a troubled debt restructuring. Accordingly, the Company evaluates impaired commercial and agricultural loans individually based on the present value of future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or fair value of the collateral, if the loan is collateral dependent. The majority of the Company’s impaired loans are collateral dependent.
(g.) Allowance for Loan Losses
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.
The Company periodically evaluates the allowance for loan losses in order to maintain the allowance at a level that represents management’s estimate of probable losses in the loan portfolio at the statement of financial condition date. Management’s evaluation of the allowance is based on a continuing review of the loan portfolio.
For larger balance commercial-related loans, the Company conducts a periodic assessment on a loan-by-loan basis of losses, when it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, and the loan is considered impaired. An impairment reserve is typically established based upon the net realizable value of the collateral, as a majority of the Company’s loans are collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off, and loans designated as a troubled debt restructuring. Problem commercial loans are assigned various risk ratings under the Company’s loan monitoring procedures.
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
(h.) Company owned Life Insurance
The Company holds life insurance policies on certain current and former employees. The Company is the owner and beneficiary of the policies. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increase in cash surrender value is recorded as noninterest income on the consolidated statement of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(i.) Premises and Equipment
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
(j.) Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not being amortized, but is required to be tested for impairment annually or more often if certain events occur. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. Goodwill is assigned to reporting units at the date it is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
Other intangible assets are being amortized on the straight-line method, over the expected periods to be benefited. Other intangible assets are periodically reviewed for impairment or when events or changed circumstances may affect the underlying basis of the assets.
(k.) Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock
The non-marketable investments in FHLB and FRB stock are included in other assets in the consolidated statements of financial condition at par value or cost and are periodically reviewed for impairment. The dividends received relative to these investments are included in other noninterest income in the consolidated statements of operations.
As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB New York stock in proportion to the volume of certain transactions with the FHLB. FHLB New York stock totaled $3.2 million and $3.1 million as of December 31, 2008 and 2007, respectively. Deterioration in the soundness of the FHLB System may increase the potential that the investments in FHLB stock recorded on the Company’s consolidated statements of financial condition be designated as impaired and that the Company may incur a write-down in the future.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $2.8 million as of December 31, 2008 and 2007.
(l.) Equity Method Investments
The Company has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $2.4 million and $2.0 million as of December 31, 2008 and 2007, respectively.
(m.) Other Real Estate Owned
Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any difference of the loan balance over the fair value, less estimated costs to sell, is recorded against the allowance for loan losses. Other real estate owned is subsequently recorded at the lower of cost or fair value, less estimated costs to sell. Expenses and subsequent adjustments to the fair value are treated as other noninterest expense in the consolidated statements of operations.
(n.) Treasury Stock
Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(o.) Employee Benefits
Contributions due under defined contribution plans are accrued as earned by employees. The Company participates in a non-contributory defined benefit pension plan for certain employees who met participation requirements. The Company also provides post-retirement benefits, principally health and dental care, to employees of a previously acquired entity. The Company has closed the pension and post-retirement plans to new participants. The actuarially determined pension benefit is based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974 (“ERISA”). The cost of the pension and post-retirement plans are based on actuarial computations of current and future benefits for employees, and is charged to noninterest expense in the consolidated statements of operations.
The Company accounts for the pension and post-retirement plans in accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires recognition in the consolidated financial statements of an asset for the respective plans’ overfunded status or a liability for a plan’s underfunded status. The Company reports changes in the funded status of the pension and postretirement plan as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.
Beginning in 2008, the plans’ assets and obligations that determine its future funded status was measured as of the end of the Company’s fiscal year as required by SFAS No. 158.
(p.) Share-Based Compensation Plans
The Company maintains two stock benefit plans under which fixed award stock options and restricted stock may be granted to certain directors and key employees. These plans are accounted for under SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense in the consolidated statements of operations over the requisite service period, based on the grant-date fair value of stock options and other equity-based compensation (such as restricted stock) issued to directors and certain employees. The fair values of options are estimated using a pricing model. For restricted stock awards, compensation expense is recognized on a straight-line basis over the vesting period for the fair value of the award, measured at the grant date. The Company chose to apply the modified prospective approach as the transition method upon adoption of SFAS No. 123(R) as of January 1, 2006. Accordingly, awards that were granted, modified, or settled after this date are accounted for in accordance with SFAS No. 123(R) and any unvested equity awards granted prior to that date are being recognized in the consolidated statements of operations as service is rendered based on their grant-date fair value, calculated in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.”
The Company records share-based compensation expense for awards under the Management Stock Incentive Plan in salaries and employee benefits in the Consolidated Statements of Operations. Expense related to awards granted under the Director’s Stock Incentive Plan is included in other noninterest expense in the consolidated statements of operations.
(q.) Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
(r.) (Loss) Earnings Per Share
Basic (loss) earnings per share (“EPS”) is computed by dividing net income (or loss) available to common shareholders by the weighted average number of our common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options and warrants, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Anti-dilutive common stock equivalents are not included in the determination of diluted EPS when a company is in a net loss position for a reporting period, as all common stock equivalents are considered to be anti-dilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(s.) Financial Instruments with Off-Balance Sheet Risk
The Company’s financial instruments with off-balance sheet risk are commercial stand-by letters of credit and loan commitments. These financial instruments are reflected in the statements of financial condition upon funding.
(t.) Recent Accounting Pronouncements
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 eliminates the use of market participant assumptions and requires the use of management’s judgment in the determination of whether it is probable there has been an adverse change in estimated cash flow. This FSP was effective for reporting periods ending after December 15, 2008, but could not be retro-actively applied to periods prior to September 30, 2008, and did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 was issued to specify that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company has issued annual share-based compensation awards in the form of restricted stock, which are considered participating securities under FSP EITF 03-6-1. Beginning for the quarter ending March 31, 2009, the Company’s earnings per share will be presented using the two-class method, however, the Company does not expect adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In April 2008, the FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets was issued, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company is required to adopt this statement for its fiscal year beginning after December 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). The statement requires enhanced disclosures regarding the use of derivative instruments, the accounting for derivative instruments under SFAS No. 133 and related interpretations, and the impact of derivative instruments and related hedged items on financial position, financial performance, and cash flows, particularly from a risk perspective. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company plans to adopt this statement on January 1, 2009 and does not expect adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted this statement on January 1, 2008 and did not elect the SFAS 159 fair value option for any of its financial assets or liabilities, therefore the adoption did not have an impact on its consolidated financial position, consolidated results of operations, or liquidity.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the over-funded or under-funded status of a defined benefit plan (other than a multi-employer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this provision of SFAS 158 for the year ended December 31, 2006.
SFAS 158 also requires companies to measure the funded status of a plan as of the date of the Company’s fiscal year-end, with limited exceptions. In 2008, the Company adopted the measurement date provisions of SFAS 158 and changed the measurement date for its defined benefit plans to December 31. Prior to 2008, the Company measured its defined benefit plans’ assets and obligations as of September 30 of each year. See Note 16, Employee Benefit Plans, for further information relating to the adoption of this provision of SFAS 158.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FSP SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removes certain leasing transactions from the scope of SFAS 157, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. See Note 16, Employee Benefit Plans, for further details.
Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company does not expect the provisions of SFAS 157 related to these items to have a material impact on its consolidated financial statements. See Note 17, Fair Value of Financial Instruments, for further details.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2006, the EITF reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF 06-04”). In accordance with EITF 06-04, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for in accordance with SFAS 106 or Accounting Principles Board Opinion No. 12, Omnibus Opinion — 1967 (“APB 12”). Furthermore, the purchase of a split dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS 106 if the benefit is offered under an arrangement that constitutes a plan or under APB 12 if it is not part of a plan. The provisions of EITF 06-04 are to be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company adopted this statement on January 1, 2008 and recorded a liability (included in other liabilities in the consolidated statement of financial position) of $284 thousand and a corresponding cumulative-effect adjustment to retained earnings as disclosed in the consolidated statement of changes in shareholders’ equity.
(2.) INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	December 31, 2008
	Adjusted
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$67,871	$609	$307	$68,173
Mortgage-backed securities	339,574	6,813	3,835	342,552
Other asset-backed securities	3,918	—	—	3,918
State and municipal obligations	129,572	2,181	42	131,711
Equity securities	923	281	52	1,152

Total available for sale securities	$541,858	$9,884	$4,236	$547,506

Securities held to maturity:
State and municipal obligations	$58,532	$619	$4	$59,147

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$158,920	$344	$324	$158,940
Mortgage-backed securities	297,798	832	2,758	295,872
Other asset-backed securities	34,115	55	972	33,198
State and municipal obligations	171,294	1,568	261	172,601
Equity securities	33,930	700	—	34,630

Total available for sale securities	$696,057	$3,499	$4,315	$695,241

Securities held to maturity:
State and municipal obligations	$59,479	$431	$8	$59,902

The U.S. Government agency and government-sponsored enterprise (“GSE”) securities portfolio, all of which was classified as available for sale, is comprised of debt obligations issued directly by U.S. Government agencies or GSEs and totaled $68.2 million and $158.9 million as of December 31, 2008 and 2007, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(2.) INVESTMENT SECURITIES (Continued)
The MBS portfolio, all of which was classified as available for sale, totaled $342.6 million as of December 31, 2008, which was comprised of $239.5 million of mortgage-backed pass-through securities (“pass-through”) and $103.1 million of collateralized mortgage obligations (“CMO”). As of December 31, 2007, the MBS portfolio totaled $295.9 million, which consisted of $160.0 million of pass-throughs and $135.9 million of CMOs. The pass-throughs were primarily issued by GNMA, FNMA and FHLMC. The CMO portfolio consisted of two principal groups, with balances as of December 31, 2008 as follows: (1) $63.6 million of fixed and variable rate CMOs issued by GNMA, FNMA or FHLMC that carried a full guaranty by the issuing agency of both principal and interest, and (2) $39.5 million of privately issued whole loan CMOs.
The ABS portfolio, all of which was classified as available for sale, totaled $3.9 million as of December 31, 2008 and was comprised of positions in 14 different pooled trust preferred securities issues and one Student Loan Marketing Association (“SLMA”) floater or variable rate security backed by student loans. All of the trust preferred securities are backed by preferred debt issued by many different financial institutions and insurance companies. As of December 31, 2007, the ABS portfolio, all of which was classified as available for sale, totaled $33.2 million and was comprised of 14 pooled trust preferred securities issues and one SLMA security.
As of December 31, 2008, the Company had $1.2 million in equity securities including $528 thousand of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $624 thousand of common equity securities. As of December 31, 2007, the Company had $34.6 million in equity securities, including $33.8 million of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and $780 thousand of common equity securities. The dividend income related to both the common and auction rate preferred equity securities qualifies for the Federal income tax dividend received deduction.
Interest and dividends on securities for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	2008	2007	2006

Taxable interest	$21,882	$25,414	$23,859
Tax-exempt interest	7,299	8,501	8,881
Tax-preferred interest	1,474	1,075	38

Total interest and dividends on securities	$30,655	$34,990	$32,778

The following tables show the investments’ gross unrealized losses (excluding unrealized losses that have been written down through the consolidated statements of operations) and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 (in thousands).

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$50	$1	$11,704	$306	$11,754	$307
Mortgage-backed securities	41,445	2,128	26,923	1,707	68,368	3,835
State and municipal obligations	6,191	41	84	1	6,275	42
Equity securities	310	52	—	—	310	52

Total available for sale securities	47,996	2,222	38,711	2,014	86,707	4,236
Securities held to maturity:
State and municipal obligations	554	4	—	—	554	4

Total temporarily impaired securities	$48,550	$2,226	$38,711	$2,014	$87,261	$4,240

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(2.) INVESTMENT SECURITIES (Continued)

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

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is probable that not all of the contractual cash flows will be collected or it is determined that the Company will be unable to hold the securities until a recovery of fair value, which may be maturity.
Based upon the evaluations performed throughout the year, the Company recorded impairment charges totaling $68.2 million during 2008 related to certain debt and equity securities in the available for sale portfolio considered to be other-than-temporarily impaired. The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral, the creditworthiness, capital adequacy and near term prospects of issuers, the level of credit subordination, estimates of loss severity, prepayments and future delinquencies, using information and industry knowledge available to the Company. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. There were no securities deemed OTTI, and therefore no impairment charges were recorded, during the year ended December 31, 2007.
The following summarizes the amounts of OTTI recognized during the year ended December 31, 2008 by investment category (in thousands):

Mortgage-backed securities — Privately issued whole loan CMOs	$6,463
Other asset-backed securities — Trust preferred securities	29,429
Equity securities — Auction rate securities	32,323

$68,215

The Company has both the ability and intent to hold debt securities in an unrealized loss position, other than those for which an impairment charge was taken at December 31, 2008, until such time as the value recovers or the securities mature and management believes that the unrealized losses on these debt securities at December 31, 2008 represent temporary impairments. Also, at December 31, 2008, certain of the Company’s equity securities were in an unrealized loss position for a short duration. The Company has the ability and intent to hold these securities until market recovery. Therefore, management has determined that these unrealized losses on equity securities at December 31, 2008 are temporary.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(2.) INVESTMENT SECURITIES (Continued)
At December 31, 2008, the amortized cost and fair value of debt securities by contractual maturity were as follows (in thousands):

	Adjusted
	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$78,701	$79,298
Due from one to five years	174,291	177,645
Due after five years through ten years	77,902	79,231
Due after ten years	210,041	210,180

	$540,935	$546,354

Debt securities held to maturity:
Due in one year or less	$45,124	$45,313
Due from one to five years	10,773	11,031
Due after five years through ten years	2,063	2,188
Due after ten years	572	615

	$58,532	$59,147

Maturities of mortgage-backed and asset-backed securities are classified in accordance with their final contractual maturities; however the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the securities.
(3.) LOANS HELD FOR SALE
Loans held for sale were entirely comprised of residential real estate mortgages and totaled $1.0 million and $906 thousand as of December 31, 2008 and 2007, respectively.
The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $315.7 million and $338.1 million as of December 31, 2008 and 2007, respectively.
The activity in capitalized mortgage servicing assets, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31 (in thousands):

	2008	2007	2006

Mortgage servicing assets, beginning of year	$1,000	$1,165	$1,557
Originations	230	307	224
Amortization	(305)	(472)	(616)

Mortgage servicing assets, end of year	925	1,000	1,165
Valuation allowance	(362)	(19)	(2)

Mortgage servicing assets, net, end of year	$563	$981	$1,163

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(4.)	LOANS
Loans receivable, including net unearned income and net deferred fees and costs of $12.3 million and $5.9 million as of December 31, 2008 and December 31, 2007, respectively, are summarized as follows (in thousands):

	2008	2007

Commercial	$158,543	$136,780
Commercial real estate	262,234	245,797
Agricultural	44,706	47,367
Residential real estate	177,683	166,863
Consumer indirect	255,054	134,977
Consumer direct and home equity	222,859	232,389

Total loans	1,121,079	964,173
Less: Allowance for loan losses	18,749	15,521

Total loans, net	$1,102,330	$948,652

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
The table below details additional information on the loan portfolio as of December 31 of the year indicated (in thousands):

	2008	2007	2006

Non-accruing loans	$8,189	$8,075	$15,837
Interest income that would have been recorded if loans had been performing in accordance with original terms	546	713	1,542
Accruing loans 90 days or more delinquent	7	2	3
Balance of impaired loans, end of period	3,180	4,132	11,702
Balance of impaired loans requiring a specific allowance, end of period	599	1,572	5,281
Allowance relating to impaired loans included in allowance for loan losses	142	454	450
Average balance of impaired loans	3,088	6,446	11,972
Interest income recognized on impaired loans	—	—	—
There were no restructured loans outstanding at December 31, 2008 or 2007.
In the ordinary course of business, the Company grants loans to related parties including directors, executive officers and others. Such loans totaled $823 thousand and $911 thousand at December 31, 2008 and 2007, respectively. These loans were made substantially on the same terms, including interest rates and required collateral coverage ratios, as those prevailing at the time for comparable transactions with other unrelated persons. These loans do not involve more than the normal risk of collectibility. During 2008, total principal additions on these related party loans were $35 thousand and total principal reductions were $123 thousand.
The following table sets forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	2008	2007	2006

Balance, beginning of year	$15,521	$17,048	$20,231
Charge-offs	5,459	3,895	4,199
Recoveries	2,136	2,252	2,858

Net charge-offs	3,323	1,643	1,341
Provision (credit) for loan losses	6,551	116	(1,842)

Balance, end of year	$18,749	$15,521	$17,048

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(5.) PREMISES AND EQUIPMENT, NET
Major classes of premises and equipment at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007

Land and land improvements	$4,334	$4,344
Buildings and leasehold improvements	39,298	35,020
Furniture, fixtures, equipment and vehicles	24,480	23,039

Premises and equipment	68,112	62,403
Accumulated depreciation and amortization	(31,400)	(28,246)

Premises and equipment, net	$36,712	$34,157

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of operations, amounted to $3.7 million for each of the years ended December 31, 2008, 2007 and 2006.
(6.) GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill totaled $37.4 million as of December 31, 2008 and 2007. In accordance with SFAS 142, the Company performed the required annual goodwill impairment tests and determined that goodwill was not impaired at September 30, 2008. During the fourth quarter of 2008 the Company sustained a significant decrease in market capitalization, which combined with the current adverse industry conditions and recent operating losses, were triggering indicators that goodwill should be re-evaluated for potential impairment. The Company re-tested its goodwill for impairment as of December 31, 2008 and determined that no impairment existed.
At December 31, 2008, the Company’s market capitalization related to its common stock was $155.0 million which exceeded the book value of its common stock. Further declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial position be designated as impaired and that the Company may incur a goodwill write-down in the future.
Other intangible assets, included in other assets in the consolidated statements of financial condition, consist entirely of core deposit intangibles and are summarized as follows as of December 31 (in thousands):

	2008	2007

Other intangible assets	$11,263	$11,263
Accumulated amortization	(10,983)	(10,676)

Other intangible assets, net	$280	$587

Intangible amortization expense for these other intangible assets amounted to $307 thousand for each of the years ended December 31, 2008 and 2007, and $420 thousand for the year ended December 31, 2006. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years). The remaining balance of $280 thousand is scheduled to be fully amortized during 2009.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(7.) DEPOSITS
A summary of deposits at December 31, 2008 and 2007 are as follows (dollars in thousands):

	2008	2007

Noninterest-bearing demand	$292,586	$286,362
Interest-bearing demand	344,616	335,314
Savings and money market	348,594	346,639
Certificates of deposit, due:
Within one year	546,266	547,243
One to two years	78,963	40,824
Two to three years	7,625	12,012
Three to five years	14,102	6,995
Thereafter	511	582

Total certificates of deposits	647,467	607,656

Total deposits	$1,633,263	$1,575,971

Certificates of deposit in denominations of $100,000 or more at December 31, 2008, 2007 and 2006 amounted to $164.6 million, $154.5 million and $195.4 million, respectively. Interest expense on those certificates totaled $5.7 million, $9.5 million and $9.0 million in 2008, 2007 and 2006, respectively.
Interest expense by deposit type for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	2008	2007	2006

Interest-bearing demand	$3,246	$5,760	$6,705
Savings and money market	3,773	5,863	4,320
Certificates of deposit	22,330	31,091	26,420

Total interest expense on deposits	$29,349	$42,714	$37,445

(8.) BORROWINGS
Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2008	2007

Short-term borrowings:
Federal funds purchased and repurchase agreements	$23,465	$22,833
FHLB advances	—	2,810

Total short-term borrowings	23,465	25,643

Long-term borrowings:
FHLB advances and repurchase agreements	30,653	25,865
Junior subordinated debentures	16,702	16,702

Total long-term borrowings	47,355	42,567

Total borrowings	$70,820	$68,210

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. The Company’s FHLB advances bear fixed interest rates ranging from 5.50% to 7.81% and had a weighted average rate of 6.03% at December 31, 2008. Long-term repurchase agreements bear fixed interest rates ranging from 3.48% to 3.98% and had a weighted average rate of 3.67% at December 31, 2008.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(8.) BORROWINGS (Continued)
Interest expense on borrowings for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	2008	2007	2006

Short-term borrowings	$721	$864	$571
Long-term borrowings (excluding junior subordinated debentures)	1,819	1,833	3,860
Junior subordinated debentures	1,728	1,728	1,728

Total interest expense on borrowings	$4,268	$4,425	$6,159

The Company has lines of credit with the FHLB, FRB and several commercial banks that provide a secondary funding source for lending, liquidity and asset and liability management. FHLB advances are collateralized by FHLB stock owned by the Bank and certain qualifying loans. At December 31, 2008 the Company had additional borrowing capacity available of approximately $81.1 million at the FHLB. As of December 31, 2008, there were no borrowings outstanding on the FRB and commercial bank lines of credit which totaled $73.9 million. The commercial bank lines are unsecured but generally require the Company to maintain certain standard financial covenants.
As of December 31, 2008, the Company had entered into repurchase agreements with the FHLB, whereby securities available for sale with a carrying value of $31.9 million were pledged to collateralize the borrowings. There were no FHLB repurchase agreements outstanding at December 31, 2007. These transactions are accounted for as secured financings and the obligation to repurchase is reflected as a liability in the Company’s Consolidated Statements of Condition. The dollar amount of securities underlying the agreements is included in securities available for sale in the Company’s Consolidated Statements of Financial Condition. These securities however, are delivered to the FHLB, who may sell, loan or otherwise dispose of these securities to other parties in the normal course of their business, but they agree to resell to us the same securities at the maturity of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2008, there were no amounts at risk under repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of shareholders’ equity. The amount at risk to the Company is equal to the excess of the carrying value (or fair value if greater) of the securities sold under agreements to repurchase over the amount of our repurchase liability.
The aggregate maturities of FHLB advances and repurchase agreements, by year of maturity, at December 31, 2008 are as follows (in thousands):

2009	$508
2010	20,080
2011	10,065

$30,653

In February 2001, the Company formed Financial Institutions Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. The Company accounts for the Trust in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and, as such, the Trust is not consolidated. The Company’s $502 thousand investment in the common equity of the Trust is classified in the consolidated statements of financial condition as other assets and $16.7 million of related debentures are classified as liabilities. In 2001, the Company incurred costs relating to the issuance of the debentures totaling $487 thousand. These costs, which are included in other assets on the consolidated statements of financial condition, were deferred and are being amortized to interest expense using the straight-line method over a twenty year period.
The Company, through the Trust, issued 16,200 fixed rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable semi-annually at a fixed interest rate of 10.20%.
The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are redeemable prior to the maturity date of February 1, 2031, at the option of the Company on or after February 1, 2011, in whole at any time thereafter or in part from time to time thereafter. The subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(9.) COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
The Company has financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk extending beyond amounts recognized in the financial statements.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved with extending loans to customers. The Company uses the same credit underwriting policies in making commitments and conditional obligations as for on-balance sheet instruments.
At December 31, 2008 and 2007, the off-balance sheet commitments consist of the following (in thousands):

	2008	2007
Commitments to extend credit	$339,454	$273,354
Standby letters of credit	7,902	7,277
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2008 and 2007, the total notional amount of these derivatives held by the Company amounted to $21.3 million and $6.3 million, respectively. The fair value of these derivatives in a gain position were recorded as other assets, while the fair value of these derivatives in a loss position were recorded as other liabilities in the consolidated statements of financial condition. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of operations. These fair values and changes in fair values were not significant as of or for the years ended December 31, 2008 and 2007.
Lease Obligations
The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2008 (in thousands):

2009	$1,237
2010	1,051
2011	999
2012	977
2013	838
Thereafter	5,215

$10,317

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of operations, was $1.1 million, $970 thousand and $899 thousand in 2008, 2007 and 2006, respectively.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(10.) REGULATORY MATTERS
General
The supervision and regulation of financial and bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. The various bank regulatory agencies have broad enforcement power over financial holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations and for safety and soundness considerations.
Federal Reserve Requirements
The Bank is required to maintain a reserve balance at the Federal Reserve Bank of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2008 and 2007.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from Five Star Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Based upon the financial results for the year ended December 31, 2008, the Bank will be required to obtain approval from the New York State Banking Department for future dividends payments.
In addition, pursuant to the terms of the Treasury’s TARP Capital Purchase Program (see Note 11, Shareholders’ Equity), the Company may not declare or pay any cash dividends on its common stock other than regular quarterly cash dividends of not more than $0.10 without the consent of the U.S. Treasury.
Capital
Banks and financial holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). These minimum amounts and ratios are included in the table below.
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of operations), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company also includes, subject to limitation, $16.7 million of trust preferred securities issued by FISI Statutory Trust I and $37.5 million of preferred stock issued to the U.S. Department of Treasury (the “Treasury”) through the Treasury’s Troubled Asset Relief Program (“TARP”) (see Note 11, Shareholders’ Equity). The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(10.) REGULATORY MATTERS (Continued)
The Company’s and the Bank’s actual and required capital ratios as of December 31, 2008 and 2007 were as follows (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Tier 1 leverage:
Company	$150,426	8.05%	$74,764	4.00%	$93,456	5.00%
Bank (FSB)	120,484	6.46	74,586	4.00	93,232	5.00
Tier 1 capital (to risk-weighted assets):
Company	150,426	11.83	50,881	4.00	76,322	6.00
Bank (FSB)	120,484	9.52	50,624	4.00	75,936	6.00
Total risk-based capital (to risk-weighted assets):
Company	166,362	13.08	101,762	8.00	127,203	10.00
Bank (FSB)	136,340	10.77	101,248	8.00	126,560	10.00

December 31, 2007:
Tier 1 leverage:
Company	$172,899	9.35%	$73,943	4.00%	$92,429	5.00%
Bank (FSB)	157,312	8.54	73,718	4.00	92,148	5.00
Tier 1 capital (to risk-weighted assets):
Company	172,899	15.74	49,939	4.00	65,909	6.00
Bank (FSB)	157,312	14.40	43,710	4.00	65,565	6.00
Total risk-based capital (to risk-weighted assets):
Company	186,652	16.99	87,878	8.00	109,848	10.00
Bank (FSB)	170,994	15.65	87,420	8.00	109,275	10.00
Five Star Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on the Bank’s Tier 1, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change the Bank’s categorization as well capitalized under the aforementioned ratios.
(11.) SHAREHOLDERS’ EQUITY
The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100.00 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A Preferred Stock; Series A 3% Preferred Stock and the Series A Preferred Stock. There is one series of Class B Preferred Stock; Series B-1 8.48% Preferred Stock. As of December 31, 2008, there were 183,259 shares of preferred stock issued and outstanding.
Common Stock
The changes in shares of common stock outstanding were as follows for the years ended December 31:

	2008	2007
Shares outstanding at beginning of period	11,011,151	11,342,771
Restricted stock awards issued	51,500	17,100
Stock options exercised	2,317	14,776
Directors’ retainer	5,912	5,319
Treasury stock purchases	(272,861)	(368,815)

Shares outstanding at end of period	10,798,019	11,011,151

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(11.) SHAREHOLDERS’ EQUITY (Continued)
Treasury Stock
The Company repurchased 272,861 shares, 368,815 shares, and 20,351 shares of its common stock in open market transactions at an aggregate cost of $4.8 million, $7.2 million and $335 thousand during the years ended December 31, 2008, 2007 and 2006, respectively.
Preferred Stock and Warrant
Series A 3% Preferred Stock. As of December 31, 2008, there were 1,533 shares of Series A 3% Preferred Stock issued and outstanding. Holders of Series A 3% Preferred Stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% Preferred Stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B Preferred Stock or Common Stock. The Series A 3% Preferred Stock is not convertible into any other of the Company’s securities.
Series A Preferred Stock and Warrant. In December 2008, under the U.S. Department of the Treasury’s (“Treasury”) TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (Series A Preferred Stock) and a warrant to purchase up to 378,175 shares of common stock, par value $0.01 per share (the “Warrant”), of the Company.
The Series A Preferred Stock ranks senior to the Company’s common shares and pari passu, which is at an equal level in the capital structure, with existing preferred shares (Series A 3% Preferred Stock), other than preferred shares which by their terms rank junior to any other existing preferred shares (Series B-1 8.48% Preferred Stock). The Series A Preferred Stock pays a compounding cumulative dividend, in cash, at a rate of 5% per annum through February 15, 2014, and 9% per annum thereafter on the liquidation preference of $5,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A Preferred Stock or repurchasing or redeeming any shares of the Company’s common shares, other junior securities or preferred stock ranking pari passu with the Series A Preferred Stock in any quarter unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The U.S. Treasury may also transfer the Series A Preferred Stock to a third party at any time.
The Company’s Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 10, Regulatory Matters).
The Warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $14.88 per share (subject to certain anti-dilution adjustments). The U.S. Treasury may not exercise the Warrant for, or transfer the Warrant with respect to, more than half of the initial shares of common stock underlying the Warrant prior to the earlier of (i) the date on which the Company receives aggregate gross proceeds of not less than $37.5 million from one or more qualified equity offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the Warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate liquidation preference of the Series A Preferred Stock ($37.5 million) from one or more qualified equity offerings prior to December 31, 2009.
Under the original terms of the CPP, the Company could not redeem the Series A Preferred Stock prior to February 15, 2012 except with proceeds from a qualified offering. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”), provides that the Secretary of Treasury shall permit a recipient of funds under TARP, subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of Treasury shall liquidate the warrants associated with the assistance at the current market price. While Treasury has not yet issued implementing regulations, it appears that ARRA will permit the Company, if it so elects and following consultation with the FRB, to redeem the Series A Preferred Stock at any time without restriction.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(11.) SHAREHOLDERS’ EQUITY (Continued)
The $37.5 million in proceeds was allocated to the Series A Preferred Stock and the Warrant based on their relative fair values at issuance ($35.5 million was allocated to the Series A Preferred Stock and $2.0 million to the Warrant). The difference between the initial value allocated to the Series A Preferred Stock of $35.5 million and the liquidation value of $37.5 million will be charged to retained earnings from the issue date through February 15, 2014, which is the commencement of the perpetual dividend, as an adjustment to the dividend yield using the effective yield method. The amount charged to retained earnings will be deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period (see Note 15, (Loss) Earnings per Share).
Series B-1 8.48% Preferred Stock. As of December 31, 2008, there were 174,223 shares of Series B-1 8.48% Preferred Stock issued and outstanding. Holders of Series B-1 8.48% Preferred Stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% Preferred Stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% Preferred Stock do not bear interest, and the Series B-1 8.48% Preferred Stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of Common Stock. The Series B-1 8.48% Preferred Stock is not convertible into any other of the Company’s securities.
(12.) OTHER COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) for the years ended December 31 was as follows (in thousands):

	Pre-tax	Tax Expense	Net-of-tax
	Amount	(Benefit)	Amount
2008
Securities available for sale:
Change in net unrealized gain/loss during the period	$(61,464)	$(23,778)	$(37,686)
Reclassification adjustment for gains included in income	(288)	(111)	(177)
Reclassification adjustment for impairment charges included in income	68,215	26,389	41,826

	6,463	2,500	3,963
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	(14,098)	(5,455)	(8,643)

Other comprehensive loss	$(7,635)	$(2,955)	$(4,680)

2007
Securities available for sale:
Change in net unrealized gain/loss during the period	$10,530	$4,103	$6,427
Reclassification adjustment for gains included in income	(207)	(80)	(127)

	10,323	4,023	6,300
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	4,531	1,760	2,771

Other comprehensive income	$14,854	$5,783	$9,071

2006
Securities available for sale:
Change in net unrealized gain/loss during the period	$(833)	$(229)	$(604)
Reclassification adjustment for gains included in income	(30)	(12)	(18)

Other comprehensive loss	$(863)	$(241)	$(622)

The components of accumulated other comprehensive income (loss), net of tax, as of December 31 were as follows (in thousands):

	2008	2007
Net actuarial gain (loss) and prior service benefit (cost) on defined benefit pension and post-retirement plans	$(7,476)	$1,167
Net unrealized gain (loss) on securities available for sale	3,463	(500)

	$(4,013)	$667

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(13.) SHARE-BASED COMPENSATION
The Company has a Management Stock Incentive Plan and a Director’s Stock Incentive Plan (the “Plans”). Under the Plans, the Company may grant stock options to purchase shares of common stock, shares of restricted stock or stock appreciation rights to its directors and key employees. Grants under the plans may be made up to 10% of the number of shares of common stock issued, including treasury shares. The exercise price of each option equals the market price of the Company’s stock on the date of the grant. All options have a 10-year term and become fully exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, the Company issues shares from treasury stock and record the proceeds as additions to capital.
The share-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
Stock options:
Management Stock Incentive Plan	$378	$571	$522
Director Stock Incentive Plan	40	220	299

	418	791	821
Restricted stock awards:
Management Stock Incentive Plan	215	164	44

Total share-based compensation	$633	$955	$865

The restricted stock award expense for 2008 includes $30 thousand of dividends for unearned shares in the restricted stock plan which is accounted for as compensation expense.
The following is a summary of stock option activity for the year ended December 31, 2008 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	534,987	$19.40
Granted	61,100	16.98
Exercised	(2,317)	13.77
Forfeited	(5,775)	19.03
Expired	(5,110)	22.18

Outstanding at end of year	582,885	$19.14	5.37 years	$59

Exercisable at end of year	402,357	$19.28	4.02 years	$59
As of December 31, 2008, there was $430 thousand of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.99 years.
The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2008, 2007 and 2006 was $10 thousand, $52 thousand, and $54 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2008, 2007 and 2006 was $32 thousand, $251 thousand, and $208 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(13.) SHARE-BASED COMPENSATION (Continued)
The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. This method is dependent on certain assumption. The following is a summary of the stock options granted for the periods indicated as well as the weighted average assumptions used to compute the fair value of the options:

	2008	2007	2006

Options granted	61,100	90,700	99,597
Grant date weighted average fair value per share	$5.09	$7.09	$8.14
Grant date weighted average share price	$16.98	$19.49	$19.73
Risk-free interest rate	3.40%	4.76%	4.96%
Expected dividend yield	3.48%	2.21%	1.65%
Expected stock price volatility	38.60%	39.36%	41.75%
Expected life (in years)	6.19	5.94	6.19
In the table above the risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of option on the date of their grant. The expected stock price volatility is based upon historical activity of the Company’s stock over a span of time equal to the expected life of the options. The expected life for options granted subsequent to 2006 is based upon based on historical experience for the Plans. Prior to that, the Company estimated the expected life of the stock options using the simplified method prescribed by SEC Staff Accounting Bulletin (“SAB”) No. 107.
The following is a summary of restricted stock award activity for the year ended December 31, 2008:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date

Outstanding at beginning of year	30,300	$19.56
Granted	51,500	19.22
Vested	—	—
Forfeited	—	—

Outstanding at end of year	81,800	$19.35

As of December 31, 2008, there was $238 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.38 years.
(14.) INCOME TAXES
Total income tax (benefit) expense was allocated as follows for the years ended December 31 (in thousands):

	2008	2007	2006

Income tax (benefit) expense	$(21,301)	$4,800	$6,245
Shareholder’s equity	(2,955)	5,783	(1,272)
The income tax (benefit) provision for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006

Current tax expense:
Federal	$2,043	$3,572	$6,152
State	504	513	30

	2,547	4,085	6,182

Deferred tax (benefit) expense:
Federal	(19,640)	126	(1,498)
State	(4,208)	589	1,561

	(23,848)	715	63

Total income tax (benefit) expense:	$(21,301)	$4,800	$6,245

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(14.) INCOME TAXES (Continued)
Income tax expense (benefit) differed from the statutory federal income tax rate as follows:

	2008	2007	2006

Statutory federal tax rate	(34.0)%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest income	(5.2)	(13.6)	(12.8)
Disallowed interest expense	0.5	1.8	1.5
State taxes, net of federal tax benefit	(5.2)	3.4	4.4
Non-taxable earnings on company owned life insurance	(0.4)	(2.0)	(0.8)
Dividend received deduction	(0.8)	(1.5)	(0.3)
Other, net	0.2	0.5	0.5

Effective tax rate	(44.9)%	22.6%	26.5%

The Company’s net deferred tax asset is included in other assets in the Consolidated Statements of Condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$6,619	$5,435
Net unrealized loss on securities available for sale	—	315
Other than temporary impairment of investment securities	26,389	—
Tax attribute carryforward benefits	2,689	2,070
Accrued pension costs	2,494	—
Interest on nonaccruing loans	595	678
Share-based compensation	794	569
Core deposit intangible	332	500
Other	374	318

Gross deferred tax assets	40,286	9,885
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	40,286	9,885
Deferred tax liabilities:
Deferred loan origination costs	4,458	1,873
Net unrealized gain on securities available for sale	2,185	—
Prepaid pension costs	—	1,288
Depreciation and amortization	1,342	1,056
Loan servicing assets	218	380
Other	2	9

Gross deferred tax liabilities	8,205	4,606

Net deferred tax asset	$32,081	$5,279

The Company recognizes deferred income taxes for the estimated future tax effects of differences between the tax and financial statement bases of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in other assets in the Company’s consolidated statements of condition. The Company also assesses the likelihood that deferred tax assets will be realizable based on, among other considerations, future taxable income and establishes, if necessary, a valuation allowance for those deferred tax assets determined to not likely be realizable. A deferred tax asset valuation allowance is recognized if, based on the weight of available evidence (both positive and negative), it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of deferred tax benefits depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(14.) INCOME TAXES (Continued)
The following are examples of certain evidence that management considered in evaluating its ability to realize its deferred tax assets at December 31, 2008:
•	While current and anticipated banking industry conditions are challenging, the Company remains well capitalized.
•	The Company sustained a strong earnings history for many years prior to 2008.
•
The cumulative three-year loss (based on pre-tax income for financial reporting purposes) of approximately $2.6 million includes an impairment charge of $68.2 million related to the OTTI charge on certain securities. The Company would have been profitable for the three-year period without this charge.

•
The Company’s cumulative loss in recent years includes only one year (2008) with a pre-tax loss. Notwithstanding the loss, the Company’s estimated 2008 taxable income for federal income tax return purposes is approximately $4.0 million.

•
There are prudent and feasible tax planning strategies available to sustain the recognition of certain tax assets, such as the strategy of holding temporarily impaired securities until a market recovery, which may be until maturity, the timing of contributions to the defined benefit pension plan and the de-emphasis on tax-exempt interest income, among other things.

•	Taxes paid within the Company’s two year federal tax loss carry-back period were approximately $5.6 million.
•	Taxable temporary differences related to deferred tax liabilities of approximately $8.2 million are scheduled to reverse and offset deductible temporary differences in the future.
Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized.
The Company and its subsidiaries are subject to federal and New York State (“NYS”) income taxes. The federal and NYS income tax years currently open for audit are 2006 through 2008.
At December 31, 2008, the Company has federal and NYS net operating loss carryforwards of approximately $58 thousand and $86 thousand, respectively. The federal and NYS net operating loss carryforwards begin to expire in 2021. The Company also has federal and NYS tax credits of approximately $2.7 million and $8 thousand, respectively, which have an unlimited carryforward period. The federal and NYS net operating loss carryforwards are subject to annual limitations imposed by the Internal Revenue Code (“IRC”). The Company believes the limitations will not prevent the carryforward benefits from being utilized.
As of December 31, 2007, the Company’s unrecognized tax benefits totaled $50 thousand. The unrecognized tax benefits were associated with a NYS examination of the Company’s 2002 through 2005 tax years that remained in process as of December 31, 2007. In 2008 the NYS examination was concluded and the unrecognized tax benefits were recognized. The Company had no unrecognized tax benefits at December 31, 2008 and does not expect unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2008. As of December 31, 2008, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(15.) (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share represents income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period excluding unvested restricted stock. Diluted earnings per share reflects additional common shares (common stock equivalents) that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock-based awards and a warrant to purchase stock and are determined using the treasury stock method. Assumed conversion of the outstanding dilutive stock-based awards and the warrant to purchase stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.
Earnings per common share have been computed based on the following for the years ended December 31, (dollars and shares in thousands, except per share amounts):

	2008	2007	2006

Net (loss) income applicable to common shareholders	$(27,696)	$14,926	$15,876

Weighted average number of common shares used to calculate basic (loss) earnings per common share	10,818	11,154	11,328
Add: Effect of common stock equivalents	—	30	36

Weighted average number of common shares used to calculate diluted (loss) earnings per common share	10,818	11,184	11,364

(Loss) earnings per common share:
Basic	$(2.56)	$1.34	$1.40
Diluted	$(2.56)	$1.33	$1.40
Due to the loss applicable to common shareholders reported for the year ended December 31, 2008, the effect of all share-based awards and the warrant were anti-dilutive and therefore are not included in the calculation of diluted earnings per share. There were approximately 384,000 and 251,000 weighted average common stock equivalents for the years ended December 31, 2007 and 2006, respectively, that were not considered in the calculation of diluted earnings per share since their effect would have been anti-dilutive.
(16.) EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System (the “System”), which is a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.
The System was established in 1938 to provide for the payment of benefits to employees of participating banks and is overseen by a Board of Trustees who meet quarterly to set the investment policy guidelines. The System utilizes two investment management firms where one firm is managing approximately 68% of the portfolio and the second firm is managing approximately 32% of the portfolio. The System’s investment objective is to exceed the investment benchmarks in each asset category. Each firm operates under a separate written investment policy approved by the Trustees and designed to achieve an allocation approximating 60% (may vary from 50%-70%) invested in equity securities and 40% (may vary from 30%-50%) invested in debt securities. Each firm reports at least quarterly to the Investment Committee and semi-annually to the Board.
In September 2006, the FASB issued SFAS 158, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s Consolidated Statements of Condition. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. The Company elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covered the period until the fiscal year-end measurement was required on December 31, 2008. The effect of changing the measurement date resulted in a $43 thousand increase to retained earnings.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The following table provides a reconciliation of the changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status at their respective measurement dates (in thousands):

	December 31,	September 30,
	2008(a)	2007
Change in projected benefit obligation:
Projected benefit obligation at of beginning of period	$(25,102)	$(25,806)
Service cost	(1,820)	(1,498)
Interest cost	(1,953)	(1,473)
Actuarial (loss) gain	(3,767)	2,310
Benefits paid and plan expenses	1,764	1,365

Projected benefit obligation as of end of period	(30,878)	(25,102)

Change in plan assets:
Fair value of plan assets as of beginning of period	28,431	25,921
Actual (loss) return on plan assets	(7,436)	3,875
Employer contributions	5,200	—
Benefits paid and plan expenses	(1,764)	(1,365)

Fair value of plan assets as of end of period	24,431	28,431

(Unfunded) funded status at end of period	$(6,447)	$3,329

(a)	The measurement date for 2008 and 2007 is December 31 and September 30, respectively. As a result, 2008 includes 15 months of activity.
The accumulated benefit obligation was $27.1 million and $22.0 million at December 31, 2008 and 2007, respectively.
Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2008	2007	2006

Service cost	$1,456	$1,498	$1,725
Interest cost on projected benefit obligation	1,562	1,473	1,341
Expected return on plan assets	(2,094)	(1,907)	(1,866)
Amortization of net transition asset	—	—	(26)
Amortization of unrecognized loss	—	31	223
Amortization of unrecognized prior service cost	11	11	14

Net periodic pension cost	$935	$1,106	$1,411

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2008	2007	2006

Weighted average discount rate	6.35%	5.82%	5.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term rate of return	7.50%	7.50%	7.50%
The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2008	2007	2006

Weighted average discount rate	6.03%	6.35%	5.82%
Rate of compensation increase	3.50%	3.50%	3.50%
The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The expected long-term rate-of-return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.
The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company expects to make the minimum required contribution of $1.6 million to its pension plan in fiscal year 2009, however a greater amount may be contributed, especially if the current market disruption continues or worsens.
Estimated benefit payments under the pension plan over the next ten years at December 31, 2008 are as follows (in thousands):

2009	$1,160
2010	1,222
2011	1,348
2012	1,451
2013	1,521
2014 – 2018	10,037
The pension plan asset allocations by asset category are as follows as of December 31 (in thousands):

	2008	2007

Asset category:
Equity securities	$50%	$54%
Debt securities	43	40
Other	7	6

Total	$100%	$100%

Postretirement Benefit Plan
Prior to December 31, 2001, an entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $144 thousand and $207 thousand as of December 31, 2008 and 2007, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of operations was not significant for the years ended December 31, 2008, 2007 and 2006. The plan is not funded.
The components of accumulated other comprehensive income (loss) related to the defined benefit plan and postretirement benefit plan, on a pre-tax basis at December 31, are summarized below (in thousands):

	2008	2007
Defined benefit plan:
Net actuarial gain (loss)	$(12,579)	$1,518
Prior service (cost) benefit	(155)	(169)

	(12,734)	1,349

Postretirement benefit plan:
Net actuarial gain (loss)	(238)	(308)
Prior service (cost) benefit	778	863

	540	555

Total recognized in accumulated other comprehensive income (loss)	$(12,194)	$1,904

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(16.) EMPLOYEE BENEFIT PLANS (Continued)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2008	2007
Defined benefit plan:
Net actuarial gain (loss)	$(14,097)	$4,308
Prior service (cost) benefit	14	12

	(14,083)	4,320

Postretirement benefit plan:
Net actuarial gain (loss)	70	85
Prior service (cost) benefit	(85)	126

	(15)	211

Total recognized in other comprehensive income (loss)	$(14,098)	$4,531

For the year ending December 31, 2009, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $12 thousand.
Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. In 2006, the Company matched 25% of the first 8% of participant compensation deferral. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2008, 2007 or 2006. The expense included in salaries and employee benefits in the consolidated statements of operations for this plan amounted to $993 thousand, $869 thousand and $553 thousand in 2008, 2007 and 2006, respectively.
Supplemental Executive Retirement Plans
During 2008, the Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for two active executives. The Company has accrued a liability, all of which is unfunded, and recorded expense of $309 thousand at and for the year ended December 31, 2008. There were no amounts recorded for these SERPs prior to 2008.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(17.)	FAIR VALUE MEASUREMENTS
Determination of Fair Value — Assets Measured at Fair Value on a Recurring and Nonrecurring Basis
Valuation Hierarchy
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For SFAS 157 disclosures, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.
•
Level 1 — Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis. The Company’s Level 1 assets primarily include exchange traded equity securities.

•
Level 2 — Inputs other than quoted prices included within Level 1 inputs that are observable for the asset or liability, either directly or indirectly. These inputs include: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. The Company’s Level 2 assets primarily include debt securities classified as available for sale and not included in Level 3.

•
Level 3 — Significant unobservable inputs for the asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability. The Company’s Level 3 assets primarily include pooled trust preferred securities.

Investment Securities. Fair values of equity securities are determined using public quotations, when available. Where quoted market prices are not available, fair values may be estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of third-party pricing services using market observable inputs. Private placement securities and other securities where the Company does not receive a public quotation are valued by discounting the expected cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security. Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes or through the use of internal models or analysis.
Assets Measured at Fair Value on a Recurring Basis
Assets measured and recorded at fair value on a recurring basis as of December 31, 2008 are summarized as follows (in thousands):

	Assets Measured and Recorded at Fair Value
	Total	Level 1	Level 2	Level 3

Securities available for sale	$547,506	$624	$543,110	$3,772
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008, is as follows (in thousands):

Securities available for sale (Level 3), beginning of year	$—
Transfers into Level 3	33,307
Impairment charges included in earnings	(29,429)
Principal paydowns and amortization of premiums	(106)

Securities available for sale (Level 3), end of year	$3,772

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(17.) FAIR VALUE MEASUREMENTS (Continued)
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures or monitors certain of its assets on a nonrecurring fair value basis. Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans.
Collateral dependent impaired loans totaling $599 thousand were recorded at fair value on a nonrecurring basis as of December 31, 2008, resulting in a charge of $109 thousand included in the provision for loan losses for the year ended December 31, 2008. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Mortgage servicing rights were written down to fair value of $563 thousand at December 31, 2008, resulting in a charge of $343 thousand that was recorded in noninterest income. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
Fair Value of Financial Instruments
The Company uses fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” (“SFAS 107”).
The following discussion describes the valuation methodologies used for assets and liabilities measured or disclosed at fair value. The techniques utilized in estimating the fair values of financial instruments are reliant on the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.
Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of timing, amount of expected future cash flows and the credit standing of the issuer. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument.
The estimated fair value approximates carrying value for cash and cash equivalents, FHLB and FRB stock, company owned life insurance, accrued interest receivable, short-term borrowings and accrued interest payable. Fair value estimates for other financial instruments are discussed below.
Loans held for sale. The fair value is based on estimates, quoted market prices and investor commitments.
Loans. For variable rate loans that re-price frequently, fair value approximates carrying amount. The fair value for fixed rate loans is estimated through discounted cash flow analysis using interest rates currently being offered on loans with similar terms and credit quality. For criticized and classified loans, fair value is estimated by discounting expected cash flows at a rate commensurate with the risk associated with the estimated cash flows, or estimates of fair value discounts based on observable market information.
Deposits. The fair values for demand accounts, money market and savings deposits are equal to their carrying amounts. The fair values of certificates of deposit are estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.
Long-term borrowings (excluding junior subordinated debentures). The fair value for long-term borrowings is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.
Junior subordinated debentures. The fair value for the junior subordinated debentures is estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at December 31, 2008 and 2007 may not necessarily represent the underlying fair value of the Company.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(17.) FAIR VALUE MEASUREMENTS (Continued)
The carrying values and fair values of financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$55,187	$55,187	$46,673	$46,673
Securities held to maturity	58,532	59,147	59,479	59,902
Loans held for sale	1,013	1,032	906	914
Loans	1,102,330	1,169,660	948,652	963,022
Company owned life insurance	23,692	23,692	3,017	3,017
Accrued interest receivable	7,556	7,556	9,170	9,170
FHLB and FRB stock	6,035	6,035	5,972	5,972

Financial liabilities:
Demand, savings and money market deposits	985,796	985,796	968,315	968,315
Time deposits	647,467	654,334	607,656	607,656
Short-term borrowings	23,465	23,465	25,643	25,643
Long-term borrowings (excluding junior subordinated debentures)	30,653	32,005	25,865	26,446
Junior subordinated debentures	16,702	12,232	16,702	17,258
Accrued interest payable	7,041	7,041	10,584	10,584
(18.) PARENT COMPANY FINANCIAL INFORMATION
The following condensed statements of condition of the Company as of December 31, 2008 and 2007 and the related condensed statements of operations and cash flows for 2008, 2007 and 2006 should be read in conjunction with Consolidated Financial Statements and related notes (in thousands):

Condensed Statements of Condition	2008	2007
Assets:
Cash and due from subsidiaries	$27,163	$13,228
Securities available for sale, at fair value	624	780
Note receivable	300	300
Investment in and receivables due from subsidiaries	176,780	196,449
Other assets	4,585	4,010

Total assets	$209,452	$214,767

Liabilities and shareholders’ equity:
Junior subordinated debentures	$16,702	$16,702
Other liabilities	2,450	2,743
Shareholders’ equity	190,300	195,322

Total liabilities and shareholders’ equity	$209,452	$214,767

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(18.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations	2008	2007	2006
Dividends from subsidiaries and associated companies	$11,251	$14,151	$35,455
Management and service fees from subsidiaries	418	631	643
Other income	74	94	427

Total income	11,743	14,876	36,525
Operating expenses	4,363	4,684	6,319

Income before income tax benefit and equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	7,380	10,192	30,206
Income tax benefit	1,499	1,491	2,164

Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	8,879	11,683	32,370
(Distributions in excess of earnings) equity in undistributed earnings of subsidiaries	(35,037)	4,726	(15,008)

Net (loss) income	$(26,158)	$16,409	$17,362

Condensed Statements of Cash Flows	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(26,158)	$16,409	$17,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Distributions in excess of earnings (equity in undistributed earnings) of subsidiaries	35,037	(4,726)	15,008
Depreciation and amortization	427	521	642
Share-based compensation	633	955	865
Increase in other assets	(763)	(242)	(1,076)
(Decrease) increase in other liabilities	(258)	(2,421)	1,120

Net cash provided by operating activities	8,918	10,496	33,921
Cash flows from investing activities:
(Purchase) sale of securities available for sale	(27)	—	21
Purchase of premises and equipment, net of disposals	(72)	189	528
Capital investment in subsidiary bank	(20,000)	—	—

Net cash (used in) provided by investing activities	(20,099)	189	549
Cash flows from financing activities:
Repayment on long-term borrowings	—	—	(25,000)
Purchase of preferred and common shares	(4,821)	(7,245)	(346)
Proceeds from issuance of preferred and common shares	35,602	105	112
Proceeds from issuance of common stock warrant	2,025	—	—
Proceeds from stock options exercised	32	251	204
Dividends paid	(7,722)	(6,199)	(5,226)

Net cash provided by (used in) financing activities	25,116	(13,088)	(30,256)
Net (decrease) increase in cash and cash equivalents	13,935	(2,403)	4,214
Cash and cash equivalents as of beginning of year	13,228	15,631	11,417

Cash and cash equivalents as of end of the year	$27,163	$13,228	$15,631

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
KPMG LLP, a registered public accounting firm, has audited the consolidated financial statements included in the annual report, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The Report of Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In response to this Item, the information set forth in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Election of Directors and Information with Respect to Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.
Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Corporate Governance Information” in the 2009 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
In response to this Item, the information set forth in the 2009 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
In response to this Item, the information set forth in the 2009 Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K is also incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In response to this Item, the information set forth in the 2009 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Information” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In response to this Item, the information set forth in the 2009 Proxy Statement under the headings “Audit Committee Report and “Independent Auditors” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) FINANCIAL STATEMENTS
Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and Subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
(b) EXHIBITS
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed Herewith

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company relating to the Series A Preferred Stock	Filed Herewith

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company relating to the Series A 3% Preferred Stock	Filed Herewith

3.4	Amended and Restated Bylaws of the Company	Filed Herewith

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Filed Herewith

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 30, 2005

Exhibit
Number	Description	Location

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated September 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated September 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated September 30, 2005

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.16	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 24, 2008

10.17	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 24, 2008

10.18	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s unaudited consolidated financial statements under Item 8 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.
March 12, 2009	/s/ Peter G. Humphrey
Peter G. Humphrey
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Signatures	Title	Date

/s/ Peter G. Humphrey Peter G. Humphrey	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ Ronald A. Miler Ronald A. Miler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ Karl V. Anderson, Jr. Karl V. Anderson, Jr.	Director	March 12, 2009

/s/ John E. Benjamin John E. Benjamin	Director	March 12, 2009

/s/ Thomas P. Connolly Thomas P. Connolly	Director	March 12, 2009

/s/ Barton P. Dambra Barton P. Dambra	Director	March 12, 2009

/s/ Samuel M. Gullo Samuel M. Gullo	Director	March 12, 2009

/s/ Susan R. Holliday Susan R. Holliday	Director	March 12, 2009

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director, Chairman	March 12, 2009

/s/ Robert N. Latella Robert N. Latella	Director	March 12, 2009

/s/ James L. Robinson James L. Robinson	Director	March 12, 2009

/s/ John R. Tyler, Jr. John R. Tyler, Jr.	Director	March 12, 2009

/s/ James H. Wyckoff James H. Wyckoff	Director	March 12, 2009

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed Herewith

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company relating to the Series A Preferred Stock	Filed Herewith

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company relating to the Series A 3% Preferred Stock	Filed Herewith

3.4	Amended and Restated Bylaws of the Company	Filed Herewith

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Filed Herewith

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated September 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated September 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated September 30, 2005

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

Exhibit
Number	Description	Location

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.16	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 24, 2008

10.17	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 24, 2008

10.18	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s unaudited consolidated financial statements under Item 8 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith