Form 10-Q
period 2009-03-31
FINANCIAL INSTITUTIONS INC
filed 2009-05-08
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26481

(Exact name of registrant as specified in its charter)

NEW YORK	16-0816610
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

220 LIBERTY STREET, WARSAW, NEW YORK	14569
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (585) 786-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 10,805,319 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2009.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$48,073	$34,528
Federal funds sold and interest-bearing deposits in other banks	74,616	20,659
Total cash and cash equivalents	122,689	55,187
Securities available for sale, at fair value	553,710	547,506
Securities held to maturity, at amortized cost (fair value of $61,737 and $59,147, respectively)	60,675	58,532
Loans held for sale	2,290	1,013
Loans	1,157,944	1,121,079
Less: Allowance for loan losses	19,657	18,749

Loans, net	1,138,287	1,102,330
Company owned life insurance	23,959	23,692
Premises and equipment, net	36,112	36,712
Goodwill	37,369	37,369
Other assets	55,338	54,578

Total assets	$2,030,429	$1,916,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$279,284	$292,586
Interest-bearing demand	392,353	344,616
Savings and money market	396,644	348,594
Certificates of deposit	668,999	647,467

Total deposits	1,737,280	1,633,263

Short-term borrowings	31,884	23,465
Long-term borrowings	46,877	47,355
Other liabilities	22,712	22,536

Total liabilities	1,838,753	1,726,619

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value, 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference $37,515; net of $1,933 and $2,016 discount, respectively	35,582	35,499
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,157	53,074
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	26,472	26,397
Retained earnings	125,922	124,952
Accumulated other comprehensive loss	(3,868)	(4,013)
Treasury stock, at cost — 542,803 and 550,103 shares, respectively	(10,120)	(10,223)

Total shareholders’ equity	191,676	190,300

Total liabilities and shareholders’ equity	$2,030,429	$1,916,919

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Interest income:
Interest and fees on loans	$17,059	$16,728
Interest and dividends on investment securities	6,007	8,234
Other interest income	27	310

Total interest income	23,093	25,272

Interest expense:
Deposits	5,015	9,236
Short-term borrowings	38	152
Long-term borrowings	713	799

Total interest expense	5,766	10,187

Net interest income	17,327	15,085
Provision for loan losses	1,906	716

Net interest income after provision for loan losses	15,421	14,369

Noninterest income:
Service charges on deposits	2,320	2,500
ATM and debit card	811	752
Broker-dealer fees and commissions	269	459
Loan servicing	257	186
Company owned life insurance	260	19
Net gain on sale of loans held for sale	170	164
Net gain on sale of other assets	158	37
Net gain on investment securities	54	173
Impairment charges on investment securities	(50)	—
Other	442	454

Total noninterest income	4,691	4,744

Noninterest expense:
Salaries and employee benefits	8,731	8,436
Occupancy and equipment	2,876	2,580
Professional services	849	557
FDIC assessments	680	45
Computer and data processing	617	581
Supplies and postage	465	441
Advertising and promotions	174	150
Other	1,686	1,483

Total noninterest expense	16,078	14,273

Income before income taxes	4,034	4,840
Income tax expense	1,067	1,061

Net income	$2,967	$3,779

Preferred stock dividends, net of amortization	918	371

Net income available to common shareholders	$2,049	$3,408

Earnings per common share (Note 2):
Basic	$0.19	$0.31
Diluted	$0.19	$0.31
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Equity	Stock	Capital	Earnings	Loss	Stock	Equity

Balance at January 1, 2009	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300
Comprehensive income:
Net income	—	—	—	2,967	—	—	2,967
Other comprehensive income, net of tax	—	—	—	—	145	—	145

Total comprehensive income							3,112
Issuance costs of Series A Preferred Stock		—	(68)	—	—	—	(68)
Share-based compensation plans:
Share-based compensation	—	—	246	1	—	—	247
Restricted stock awards issued, net	—	—	(103)	—	—	103	—
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	83	—	—	(277)	—	—	(194)
Cash dividends declared:
Series A 3% Preferred-$.75 per share	—	—	—	(1)	—	—	(1)
Series A Preferred-$36.11 per share	—	—	—	(271)	—	—	(271)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(369)	—	—	(369)
Common-$0.10 per share	—	—	—	(1,080)	—	—	(1,080)

Balance at March 31, 2009	$53,157	$113	$26,472	$125,922	$(3,868)	$(10,120)	$191,676

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,967	$3,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,025	988
Net amortization of premiums and discounts on investment securities	252	120
Provision for loan losses	1,906	716
Amortization of unvested stock-based compensation	247	325
Deferred income tax expense	3,810	89
Proceeds from sale of loans held for sale	27,951	11,644
Originations of loans held for sale	(29,058)	(11,673)
Increase in company owned life insurance	(260)	(19)
Net gain on investment securities	(54)	(173)
Impairment charge on investment securities	50	—
Net gain on sale of loans held for sale	(170)	(164)
Net gain on sale and disposal of other assets	(158)	(37)
Increase in other assets	(4,568)	(270)
Increase (decrease) in other liabilities	331	(1,715)

Net cash provided by operating activities	4,271	3,610

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(101,293)	(121,256)
Held to maturity	(5,801)	(5,973)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	84,309	97,240
Held to maturity	3,309	7,485
Proceeds from sale of securities available for sale	10,375	33,436
Net loan originations	(38,242)	(9,075)
Purchase of company owned life insurance	(7)	(40)
Proceeds from sales of other assets	767	250
Purchase of premises and equipment	(355)	(368)

Net cash (used in) provided by investing activities	(46,938)	1,699

Cash flows from financing activities:
Net increase in deposits	104,017	52,001
Net increase in short-term borrowings	8,419	2,192
Repayment of long-term borrowings	(478)	(67)
Purchase of common stock	—	(1,304)
Issuance costs of preferred stock	(68)	—
Cash dividends paid to preferred shareholders	(641)	(371)
Cash dividends paid to common shareholders	(1,080)	(1,434)

Net cash provided by financing activities	110,169	51,017

Net increase in cash and cash equivalents	67,502	56,326
Cash and cash equivalents, beginning of period	55,187	46,673

Cash and cash equivalents, end of period	$122,689	$102,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,645	$10,228
Cash paid for income taxes	—	170
Supplemental disclosure of noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$379	$118
Accrued and declared unpaid dividends	1,691	1,912
Decrease in net unsettled security transactions	571	61

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
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
Basis of Presentation
The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its subsidiaries. The Trust is not included in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation.
These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of income, stockholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
Use of Estimates
The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates relate to the determination of the allowance for loan losses, assumptions used in the defined benefit pension plan accounting, the valuation of goodwill and deferred tax assets, and the valuation and other than temporary impairment considerations related to the securities portfolio.
Recently Adopted Accounting Pronouncements
Earnings Per Share. On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s EPS calculations.
Fair Value Measurements. On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for the Company’s financial assets and financial liabilities. In accordance with the provisions of FSP 157-2, Effective Date of FASB Statement No. 157, the Company deferred the effective date of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of the fair value measurement provisions of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on the Company’s statements of income and condition.
Derivative Financial Instruments. On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). The statement amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires several added quantitative disclosures in financial statements. As SFAS 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements not Yet Adopted
In April 2009, the FASB finalized four FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
These FSPs changed the method for determining if OTTI exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:
•
FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, clarifies the application of FAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•
FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements.

•
FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-than-temporary impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company has not completed its evaluation of the impact of these standards on its statements of income and condition.
(2.) EARNINGS PER COMMON SHARE
The Company’s restricted stock awards pay nonforfeitable common stock dividends and meet the criteria of a participating security pursuant to FSP EITF 03-6-1. Accordingly, EPS is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. This FSP requires retrospective application, thus basic and diluted earnings per share presented for the three months ended March 31, 2008 were calculated in accordance with this FSP. Neither basic nor diluted earnings per share for the three months ended March 31, 2008 changed from the adoption of this FSP.
The computation of basis and diluted EPS is presented in the following table (in thousands, except per share amounts).

	Three months ended
	March 31,
	2009	2008
Net income	$2,967	$3,779
Less: Preferred stock dividends and amortization of discount	918	371

Net income available to common shareholders	2,049	3,408
Less: Earnings allocated to participating securities	10	12

Earnings allocated to common shares outstanding	$2,039	$3,396

Weighted average common shares used to calculate basic EPS	10,716	10,938
Add: Effect of common stock equivalents	31	37

Weighted average common shares used to calculate diluted EPS	10,747	10,975

Earnings per common share:
Basic	$0.19	$0.31
Diluted	$0.19	$0.31

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:
Stock options	580	381
Restricted stock awards	41	—
Warrant	378	—

	999	381

All shares of restricted stock are deducted from weighted average shares outstanding for the computation of basic EPS. Shares of restricted stock, stock options, and warrant are included in the calculation of diluted EPS using the treasury stock method.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$95,446	$446	$392	$95,500
Mortgage-backed securities	322,928	7,439	3,998	326,369
Other asset-backed securities	3,763	—	367	3,396
State and municipal obligations	125,860	2,609	24	128,445

Total available for sale securities	$547,997	$10,494	$4,781	$553,710

Securities held to maturity:
State and municipal obligations	$60,675	$1,062	$—	$61,737

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$67,871	$609	$307	$68,173
Mortgage-backed securities	339,574	6,813	3,835	342,552
Other asset-backed securities	3,918	—	—	3,918
State and municipal obligations	129,572	2,181	42	131,711
Equity securities	923	281	52	1,152

Total available for sale securities	$541,858	$9,884	$4,236	$547,506

Securities held to maturity:
State and municipal obligations	$58,532	$619	$4	$59,147

Included in mortgage-backed securities are collateralized mortgage obligations with an adjusted amortized cost and fair value of $102.5 million and $99.3 million, respectively, at March 31, 2009, and an amortized cost and fair value of $106.3 million and $103.1 million, respectively, at December 31, 2008. The remaining mortgage-backed securities include securities issued by government-sponsored enterprises. Other asset-backed securities include pooled trust preferred securities collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States.
For the three months ended March 31, 2009, proceeds from sales of securities available for sale were $10.4 million, gross realized gains were $415 thousand and gross realized losses were $361 thousand. The first quarter sales include the Company’s liquidation of its equity securities portfolio, which consisted of auction rate preferred equity securities collateralized by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and common equity securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008 (in thousands).

	March 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$27,955	$66	$11,274	$326	$39,229	$392
Mortgage-backed securities	14,581	232	42,411	3,766	56,992	3,998
Other asset-backed securities	3,242	367	—	—	3,242	367
State and municipal obligations	1,251	24	—	—	1,251	24

Total available for sale securities	47,029	689	53,685	4,092	100,714	4,781

Securities held to maturity:
State and municipal obligations	—	—	—	—	—	—

Total temporarily impaired securities	$47,029	$689	$53,685	$4,092	$100,714	$4,781

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$50	$1	$11,704	$306	$11,754	$307
Mortgage-backed securities	41,445	2,128	26,923	1,707	68,368	3,835
State and municipal obligations	6,191	41	84	1	6,275	42
Equity securities	310	52	—	—	310	52

Total available for sale securities	47,996	2,222	38,711	2,014	86,707	4,236

Securities held to maturity:
State and municipal obligations	554	4	—	—	554	4

Total temporarily impaired securities	$48,550	$2,226	$38,711	$2,014	$87,261	$4,240

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
Based upon these evaluations, the Company recorded impairment charges totaling $50 thousand during the first quarter of 2009 related to a debt security in the available for sale portfolio considered to be other-than-temporarily impaired. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. There were no securities deemed OTTI, and therefore no impairment charges were recorded, during the three months ended March 31, 2008.
As of March 31, 2009, management has concluded that unrealized losses on its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has both the ability and intent to hold these investments until such time as the value recovers or the securities mature. Further deterioration in credit quality and/or a continuation of the current imbalances in liquidity that exist in the marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods and that the Company will incur additional write-downs in the future.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $13.3 million and $12.3 million as of March 31, 2009 and December 31, 2008, respectively, are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008

Commercial	$174,505	$158,543
Commercial real estate	266,176	262,234
Agricultural	42,524	44,706
Residential real estate	170,834	177,683
Consumer indirect	283,465	255,054
Consumer direct and home equity	220,440	222,859

Total loans	1,157,944	1,121,079
Less: Allowance for loan losses	19,657	18,749

Total loans, net	$1,138,287	$1,102,330

(5.) GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill totaled $37.4 million as of March 31, 2009 and December 31, 2008. In accordance with SFAS 142, the Company is required to test goodwill annually for impairment or more frequently if events and circumstances warrant. During the first quarter of 2009, the Company concluded that events had occurred and circumstances had changed, which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in the Company’s stock price and adverse industry conditions. As a result, the Company performed an interim assessment of goodwill for impairment as of March 31, 2009 and determined that no impairment existed.
Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial position be designated as impaired and that the Company may incur a goodwill write-down in the future.
(6.) COMPREHENSIVE INCOME
Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated (in thousands):

	Three months ended March 31,
	2009			2008
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains arising during the period	$61	$23	$38	$2,182	$844	$1,338
Reclassification adjustments:
Gains included in income	54	21	33	173	67	106
Impairment charges included in income	(50)	(19)	(31)	—	—	—

	65	25	40	2,355	911	1,444
Pension liabilities	172	67	105	(11)	(4)	(7)

Other comprehensive income	$237	$92	145	$2,344	$907	1,437

Net income			2,967			3,779

Comprehensive income			$3,112			$5,216

The components of accumulated other comprehensive loss, net of tax, for the periods indicated were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Unfunded pension liabilities	$(7,371)	$(7,476)
Net unrealized gain on securities available for sale	3,503	3,463

	$(3,868)	$(4,013)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(7.) SHARE-BASED COMPENSATION PLANS
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
The share-based compensation expense associated with the amortization of unvested stock compensation included in the consolidated statements of income (unaudited) for the periods indicated (in thousands):

	Three months ended
	March 31,
	2009	2008
Stock options:
Management Stock Incentive Plan	$74	$99
Director Stock Incentive Plan	11	7

	85	106
Restricted stock awards:
Management Stock Incentive Plan	162	219

Total share-based compensation	$247	$325

The restricted stock award expense for 2009 includes $1 thousand of dividends for unearned shares in the restricted stock plan which is accounted for as compensation expense.
The Company awarded grants of 48,500 restricted shares to certain key officers during the three months ended March 31, 2009. The market price of the restricted shares on the date of grant was $13.21. Both a performance requirement and a service requirement must be satisfied before the participant becomes vested in the shares. The performance period for the awards is the Company’s fiscal year ending on December 31, 2009. As a result of not satisfying certain performance requirements, 41,200 restricted shares granted in the first quarter of 2008 were forfeited during the first quarter of 2009. There was no reversal of restricted stock award expense required during the three months ended March 31, 2009, as the Company reduced share-based compensation expense related to the forfeited shares during 2008.
(8.) EMPLOYEE BENEFIT PLANS
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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Service cost	$422	$364
Interest cost on projected benefit obligation	457	390
Expected return on plan assets	(462)	(523)
Amortization of unrecognized prior service cost	3	3
Amortization of unrecognized loss	182	—

Net periodic pension cost	$602	$234

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. In April 2009 the Company made the minimum required contribution for fiscal year 2009 of $1.6 million to the pension plan. The Company may make additional contributions to its pension plan in fiscal year 2009.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) EMPLOYEE BENEFIT PLANS (Continued)
Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2009 or 2008. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $234 thousand and $300 thousand for the three months ended March 31, 2009 and March 31, 2008, respectively.
Supplemental Executive Retirement Plans
During the third quarter of 2008 the Company established non-qualified supplemental executive retirement plans (“SERPs”) for two active executives. The Company has accrued a liability, all of which is unfunded, of $549 thousand as of March 31, 2009, and recorded expense of $240 thousand for the three months ended March 31, 2009. There were no amounts recorded for these SERPs prior to the third quarter of 2008.
(9.) FAIR VALUE ACCOUNTING
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
Financial Assets
The following table summarizes financial assets measured and recorded at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$550,314	$3,396	$553,710
The following table presents changes in Level 3 available for sale securities measured at fair value on a recurring basis during the three months ended March 31, 2009 (in thousands):

Balance at December 31, 2008	$3,772
Principal paydowns and amortization of premiums	(9)
Unrealized losses included in other comprehensive income	(367)

Balance at March 31, 2009	$3,396

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of March 31, 2009, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale were $2.3 million as of March 31, 2009. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a nonrecurring basis. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights were $749 thousand as of March 31, 2009. This asset is carried at the lower of cost or fair value and is adjusted to fair value on a nonrecurring basis. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
During the first quarter of 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1.3 million were reduced by specific valuation allowance allocations totaling $410 thousand to a total reported fair value of $849 thousand. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the three months ended March 31, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING INFORMATION
Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:
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
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Quarterly Report on Form 10-Q, including, but not limited to, those presented in the Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:
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

•	changes in consumer spending and savings habits;
•	increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	demand for financial services in the Company’s market areas;
•	legislation or regulatory changes which adversely affect the Company’s operations or business;
•	the Company’s ability to comply with applicable laws and regulations, including restrictions on dividend payments;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies;
•	increased costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels; and
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are consistent with predominant practices in the banking industry. Application of critical accounting policies, which are those policies that management believes are the most important to the Company’s financial position and results, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.
The Company has numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in the Company’s most recently filed Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of OTTI, and accounting for defined benefit plans require particularly subjective or complex judgments important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
For additional information regarding critical accounting policies, refer to Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements and the section captioned “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no material changes in the Company’s application of critical accounting policies related to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of OTTI, and accounting for defined benefit plans since December 31, 2008.
OVERVIEW
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

RESULTS OF OPERATIONS
Summary of Performance
Net income for the first quarter of 2009 was $3.0 million compared to $3.8 million for the first quarter of 2008. Net income available to common shareholders was $2.0 million, or $0.19 per diluted share, for the first quarter of 2009 compared to $3.4 million, or $0.31 per diluted share, for the first quarter of 2008. Return on average equity was 6.29% and return on average assets was 0.61% for the first quarter of 2009, compared to 7.69% and 0.80%, respectively, for the first quarter of 2008.
Net income and net income available to common shareholders decreased $812 thousand, or 21%, and $1.4 million, or 40%, respectively, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in net income during the three months ended March 31, 2009 was primarily the result of a $1.2 million increase in the provision for loan losses and a $1.8 million increase in noninterest expense offset by a $2.2 million increase in net interest income. An increase in preferred dividends relating to the TARP preferred stock resulted in the additional $547 thousand, or $0.05 per diluted share, decrease in net income available to common shareholders.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
For the first three months of 2009 net interest income was $17.3 million compared to $15.1 million for the same period in 2008. The increase in net interest income was due to an increase in net interest margin for the three month period ended March 31, 2009 to 4.09%, compared to the corresponding period in the prior year of 3.73%. The reason for the increase has been due to a combination of factors, including the following:
•
a favorable change in the mix of our earning assets, as the average balance of our higher yielding loan portfolio increased by 18% and lower yielding investment securities portfolio decreased by 20% when comparing the first quarter of 2009 to the first quarter of 2008

•	corresponding 200 basis point decreases in both the prime interest rate and the federal funds rate during the last nine months of 2008
•
our interest-bearing liabilities generally repriced at a quicker rate than our interest-earning assets, resulting in reductions attributable to rate reductions of $4.8 million in interest expense while interest income was down only $3.1 million when comparing the first quarter of 2009 to the first quarter of 2008

Interest on investment securities and interest-earning deposits was $6.0 million for the three month period ended March 31, 2009, compared to $8.5 million for the same period in 2008. The average balance of investment securities was $601.2 million with an average tax equivalent yield of 4.54% for the three month period ended March 31, 2009 compared to an average balance of $753.8 million with an average yield of 5.04% for the same period in 2008. The decrease in yield is primarily due to lower market interest rates and less tax-exempt and tax-preferred interest income. Tax-preferred interest income for the three months ended March 31, 2008 was primarily dividend income from auction rate preferred equity securities collateralized by FNMA and FHLMC stock, which were sold during the first quarter of 2009. There were no dividends recognized on the auction rate securities during 2009.
Interest on loans was $17.1 million for the three month period ended March 31, 2009, compared to $16.7 million for the three month period in 2008. The average balance of loans was $1.140 billion with an average yield of 6.04% for the three month period ended March 31, 2009 compared to an average balance of $964.4 million with an average yield of 6.97% for the same period in 2008. Average balances of commercial loans in 2009 increased $46.2 million, as compared to 2008 primarily due to strong organic growth in our commercial loan portfolio. The average balance of consumer indirect loans, comprised almost entirely of automobile loans, increased $129.6 million for the first quarter of 2009 over the corresponding quarter last year. This 94.1% increase in volume was responsible for the $2.2 million increase in interest income on consumer indirect loans when comparing the first quarter of 2009 to that of 2008.
Interest on deposits was $5.0 million for the three month period ended March 31, 2009, compared to $9.2 million for the same period in 2008. The average balance of interest-bearing deposits was $1.400 billion with an average cost of 1.45% for the three month period ended March 31, 2009 compared to an average balance of $1.340 billion with an average cost of 2.77% for the same period in 2008. The average balance of noninterest-bearing deposits increased to $281.7 million or 5% during the first quarter of this year compared to the same quarter last year. The increase in the balance of total deposits is due to an increase in public fund deposits, while the decrease in average cost is due primarily to the beneficial repricing of certificates of deposits, and to a lesser extent savings and money market accounts, at lower interest rates.
The declines in interest and average cost on borrowed funds from last year’s first quarter to this year’s first quarter are due to reductions in short-term interest rates.

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$43,618	$27	0.25%	$40,807	$310	3.06%
Investment securities (1):
Taxable	413,540	4,433	4.29	492,312	5,582	4.54
Tax-exempt (2)	186,813	2,377	5.09	228,319	3,129	5.48
Tax-preferred (2)	846	7	3.17	33,192	799	9.52

Total investment securities	601,199	6,817	4.54	753,823	9,510	5.04

Loans held for sale	2,483	30	4.88	587	9	6.42

Loans:
Commercial	165,688	1,919	4.70	138,016	2,452	7.15
Commercial real estate	268,749	4,204	6.34	247,557	4,327	7.03
Agricultural	42,690	597	5.68	45,372	904	8.02
Residential real estate	174,659	2,659	6.09	166,682	2,668	6.40
Consumer indirect	267,360	4,559	6.92	137,756	2,389	6.98
Consumer direct and home equity	221,024	3,091	5.67	229,035	3,979	6.99

Total loans	1,140,170	17,029	6.04	964,418	16,719	6.97

Total interest-earning assets	1,787,470	23,903	5.39	1,759,635	26,548	6.05

Allowance for loan losses	(19,200)			(15,530)
Other noninterest-earning assets	195,494			146,769

Total assets	$1,963,764			$1,890,874

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$360,470	$224	0.25%	$345,102	$1,117	1.30%
Savings and money market	371,738	251	0.27	361,425	1,324	1.47
Certificates of deposit	668,041	4,540	2.76	633,599	6,795	4.31

Total interest-bearing deposits	1,400,249	5,015	1.45	1,340,126	9,236	2.77
Short-term borrowings	24,264	38	0.64	26,814	152	2.28
Long-term borrowings	47,099	713	6.06	42,521	799	7.52

Total interest-bearing liabilities	1,471,612	5,766	1.59	1,409,461	10,187	2.91

Noninterest-bearing demand deposits	281,690			267,322
Other noninterest-bearing liabilities	19,075			16,517
Shareholders’ equity	191,387			197,574

Total liabilities and shareholders’ equity	$1,963,764			$1,890,874

Net interest income (tax-equivalent)		$18,137			$16,361

Interest rate spread			3.80%			3.14%

Net earning assets	$315,858			$350,174

Net interest margin (tax-equivalent)			4.09%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.46%			124.84%

(1)	Investment securities are shown at amortized cost.

(2)	The interest on tax-exempt and tax-preferred securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

The following table provides a reconciliation between tax equivalent net interest income as presented in the average balance sheets above and net interest income in the consolidated financial statements filed herewith in Part I, Item 1, “Financial Statements” (in thousands).

	Three Months Ended March 31,
	2009	2008

Net interest income (tax equivalent)	$18,137	$16,361
Less: tax-exempt tax equivalent adjustment	808	1,064
Less: tax-preferred tax equivalent adjustment	2	212

Net interest income	$17,327	$15,085

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2009 vs. 2008
	Increase/ (Decrease)
	Due to Change in		Total Net
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$20	$(303)	$(283)
Investment securities:
Taxable	(856)	(293)	(1,149)
Tax-exempt	(540)	(212)	(752)
Tax-preferred	(473)	(319)	(792)

Total investment securities	(1,796)	(897)	(2,693)
Loans held for sale	23	(2)	21
Loans:
Commercial	429	(962)	(533)
Commercial real estate	353	(476)	(123)
Agricultural	(51)	(256)	(307)
Residential real estate	125	(134)	(9)
Consumer indirect	2,211	(41)	2,170
Consumer direct and home equity	(135)	(753)	(888)

Total loans	2,807	(2,497)	310

Total interest-earning assets	414	(3,059)	(2,645)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	48	(941)	(893)
Savings and money market	37	(1,110)	(1,073)
Certificates of deposit	352	(2,607)	(2,255)

Total interest-bearing deposits	397	(4,618)	(4,221)
Short-term borrowings	(13)	(101)	(114)
Long-term borrowings	80	(166)	(86)

Total interest-bearing liabilities	431	(4,852)	(4,421)

Change in net interest income	$(17)	$1,793	$1,776

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2009 was $1.9 million, compared to $716 thousand for the same period in 2008. See “Non-Performing Assets and Allowance for Loan Losses” included herein for additional information.
Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended
	March 31,
	2009	2008
Noninterest income:
Service charges on deposits	$2,320	$2,500
ATM and debit card	811	752
Broker-dealer fees and commissions	269	459
Loan servicing	257	186
Company owned life insurance	260	19
Net gain on sale of loans held for sale	170	164
Net gain on sale of other assets	158	37
Net gain on investment securities	54	173
Impairment charges on investment securities	(50)	—
Other	442	454

Total noninterest income	$4,691	$4,744

The components of noninterest income fluctuated as discussed below.
Service charges on deposits were down 7% in the first quarter of 2009 versus the first quarter a year ago. The decline is due to lower non-sufficient funds fees collected.
Automated Teller Machine (“ATM”) and debit card income, which represents fees for foreign ATM usage and income associated with customer debit card purchases, was up $59 thousand for the three months ended March 31, 2009 versus the same period in 2008. ATM and debit card income increases as transaction volumes increase.
Broker-dealer fees and commissions were down $190 thousand or 41% in the first quarter of 2009 compared to the same quarter a year ago. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which has declined recently as a result of current economic conditions.
The Company invested $20.0 million in company owned life insurance during the third quarter of 2008, resulted in the $241 thousand increase in income during the first quarter of 2009 compared to the prior year’s comparable quarter.
Included in the $158 thousand gain on sale of other assets for the quarter ended March 31, 2009 is a gain on the sale of a foreclosed commercial property which accounted for the increase over the first quarter of last year. The commercial property was included in other assets as real estate owned at December 31, 2008.
The $54 thousand gain on sale of investment securities for the three months ended March 31, 2009 is net of gross realized losses totaling $361 thousand, of which $242 thousand related to the Company’s liquidation of its auction rate preferred equity securities collateralized by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock.
Based upon our on-going review of our available for sale securities portfolio, the Company recorded an impairment charge of $50 thousand during first quarter of 2009 relating to a single debt security deemed to be other-than-temporarily impaired.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended
	March 31,
	2009	2008
Noninterest expense:
Salaries and employee benefits	$8,731	$8,436
Occupancy and equipment	2,876	2,580
Professional services	849	557
FDIC assessments	680	45
Computer and data processing	617	581
Supplies and postage	465	441
Advertising and promotions	174	150
Other	1,686	1,483

Total noninterest expense	$16,078	$14,273

The components of noninterest expense fluctuated as discussed below.
For the first quarter of 2009, salaries and benefits increased $295 thousand from the first quarter of 2008, despite a reduction in the number of full-time equivalent employees (“FTEs”) over those same periods. A $235 thousand decrease in salaries and wages expense was offset by a $530 increase in employee benefit costs, due largely to higher retirement plan expense.
The Company experienced an increase of 11% in occupancy and equipment expense in the three month period ended March 31, 2009, compared to the same period a year ago. Additional expenses related to the opening of two new branches at the end of 2008, combined with increased software maintenance costs were responsible for the increase.
Professional services increased $292 thousand during the first quarter of 2009 compared to the same quarter last year. The Company incurred higher expenses associated with loan workouts and consulting services during the first quarter of 2009.
FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, increased by $635 thousand from $45 thousand for the three months ended March 31, 2008 to $680 thousand for the three months ended March 31, 2009. The increase resulted from a combination of higher deposits subject to insurance premiums, utilization of approximately $200 thousand in insurance credits during the 2008 period and increased FDIC insurance premiums during the first quarter of 2009.
Computer and data processing, supplies and postage and advertising and promotions increased by a total of $84 thousand or 7% for the three month period ended March 31, 2009, as compared to the same period last year. The majority of the increase is due to higher data processing related expenses associated electronic banking and transaction processing.
The efficiency ratio for the first quarter of 2009 was 69.72% compared with 67.64% for the first quarter of 2008. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
The Company recorded income tax expense $1.1 million for each of the three months ended March 31, 2009 and 2008. The effective tax rates for the first quarter of 2009 and 2008 were 26.5% and 21.9%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt and tax-preferred securities and earnings on company owned life insurance.

ANALYSIS OF FINANCIAL CONDITION
Investing Activities
The Company’s investment security portfolio (including securities available for sale at fair value and securities held to maturity at amortized cost) totaled $614.4 million as of March 31, 2009 compared to $606.0 million as of December 31, 2008. Further detail regarding the Company’s investment securities portfolio follows.
The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”). Based upon these evaluations, the Company recorded an OTTI non-cash charge of $50 thousand during the first quarter of 2009 related to a privately issued whole loan CMO considered to be other-than-temporarily impaired. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. There were no securities deemed OTTI, and therefore no impairment charges were recorded, during the three months ended March 31, 2008.
The U.S. government agency and U.S. government-sponsored enterprise obligations portfolio, all of which was classified as available for sale, was comprised of debt obligations issued directly by the U.S. government agencies or GSEs and totaled $95.5 million and $68.2 million as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, the portfolio consisted of $64.1 million, or 67%, callable securities. As of March 31, 2009, this category of investment securities also included $7.2 million of structured notes, the majority of which were step-callable debt issues that step-up in rate at specified intervals and are periodically callable by the issuer. As of March 31, 2009, the structured notes had a current average coupon rate of 4.20% that adjust on average to 5.05% within five years. Under current market conditions these notes are likely to be called at the time of the rate adjustment.
The mortgage-backed securities (“MBS”) portfolio totaled $326.4 million as of March 31, 2009, which was comprised of $227.1 million of mortgage-backed pass-through securities (“pass-through”) and $99.3 million of collateralized mortgage obligations (“CMO”). As of December 31, 2008, the available for sale MBS portfolio totaled $342.6 million, which consisted of $239.5 million of pass-throughs and $103.1 million of CMOs.
At March 31, 2009, privately issued whole loan CMOs represented 38% of the fair value of the CMO portfolio and had an adjusted amortized cost and fair value of $39.3 million and $36.0 million, respectively. Including the $50 thousand recorded during the first quarter of 2009, the aggregate OTTI write-downs on these securities totaled $6.5 million. The par value of these privately issued whole loan CMOs decreased from $48.7 million at December 31, 2008 to $45.8 million at March 31, 2009, reflecting $2.9 million in principal payments received during the first quarter of 2009. Principal payments have exceeded expectations due to an increase in refinance activity principally caused by the decline in mortgage interest rates. To the extent refinancing activity remains high, the principal payment levels on these securities are expected to remain strong.
The fair value of the asset-backed securities (“ABS”) portfolio totaled $3.4 million and $3.9 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the ABS portfolio consists of positions in 14 different pooled trust preferred securities collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. At March 31, 2009, the ABS portfolio had an adjusted amortized cost of $3.8 million and a par value of $33.3 million, the difference being primarily due to aggregate OTTI write-downs of $29.4 million during 2008. As a result of some companies defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the ABS portfolio non-performing as of March 31, 2009, and has stopped accruing interest on the investments.
At March 31, 2009, the portfolio of state and municipal obligations totaled $189.1 million, of which $128.4 million was classified as available for sale. As of that date, $60.7 million was classified as held to maturity, with a fair value of $61.7 million. As of December 31, 2008 the portfolio of state and municipal obligations totaled $190.2 million, of which $131.7 million was classified as available for sale. As of that date, $58.5 million was classified as held to maturity, with a fair value of $59.1 million.
During the first quarter of 2009 the Company liquidated its equity securities portfolio, which consisted of auction rate preferred equity securities collateralized by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and common equity securities. A $152 thousand loss was realized on the sale of the equity securities portfolio, comprised of aggregate losses totaling $242 thousand related to the Company’s auction rate preferred equity securities and an aggregate gain of $90 thousand from sale of the common equity securities.

Lending Activities
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial	$174,505	15.1%	$158,543	14.1%
Commercial real estate	266,176	23.0	262,234	23.4
Agriculture	42,524	3.7	44,706	4.0
Residential real estate	170,834	14.7	177,683	15.8
Consumer indirect	283,465	24.5	255,054	22.8
Consumer direct and home equity	220,440	19.0	222,859	19.9

Total loans	1,157,944	100.0%	1,121,079	100.0%

Allowance for loan losses	(19,657)		(18,749)

Total loans, net	$1,138,287		$1,102,330

Total loans increased $36.9 million to $1.158 billion as of March 31, 2009 from $1.121 billion as of December 31, 2008.
Commercial loans increased $17.7 million to $483.2 million as of March 31, 2009 from $465.5 million as of December 31, 2008, a result of the Company’s continued focus on commercial business development programs.
Residential real estate loans decreased $6.9 million to $170.8 million as of March 31, 2009 in comparison to $177.7 million as of December 31, 2008. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased by 11%, to $283.5 million as of March 31, 2009, from $255.1 million as of December 31, 2008. The Company increased its indirect portfolio by managing existing and developing new relationships with over 250 franchised auto dealers in Western and Central New York State. During the first three months of 2009 the Company originated $48.7 million in indirect auto loans with a mix of approximately 35% new auto and 65% used auto. This compares with $21.5 million in indirect loan auto originations with a mix of approximately 28% new auto and 72% used auto for the same period in 2008.
The consumer direct and home equity portfolio decreased $2.5 million to $220.4 million as of March 31, 2009 in comparison to $222.9 million as of December 31, 2008. The decline in direct consumer and home equity products is reflective of an overall slowing in the economy, as well as the Company’s policy to maintain a firm pricing and underwriting discipline on these products, which has led to slower loan originations in this category.
Loans Held for Sale
Loans held for sale (not included in the table above) totaled $2.3 million and $1.0 million as of March 31, 2009 and December 31, 2008, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated residential real estate mortgages to the secondary market. Residential real estate mortgages serviced for others totaled $324.0 million and $315.7 million as of March 31, 2009 and December 31, 2008, respectively, and are not included in the consolidated statements of financial condition.

Non-Performing Assets and Allowance for Loan Losses
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates) (in thousands).

	March 31,	December 31,
	2009	2008
Nonaccrual loans:
Commercial	$1,698	$510
Commercial real estate	2,202	2,360
Agriculture	295	310
Residential real estate	3,566	3,365
Consumer indirect	393	445
Consumer direct and home equity	672	1,199

Total nonaccrual loans	8,826	8,189
Restructured loans	—	—
Accruing loans 90 days or more delinquent	301	7

Total non-performing loans	9,127	8,196
Foreclosed assets	877	1,007
Nonaccrual investment securities	3,396	49

Total non-performing assets	$13,400	$9,252

Non-performing loans to total loans	0.79%	0.73%
Non-performing assets to total assets	0.66%	0.48%
Information regarding the activity in nonaccrual loans for the three months ended March 31, 2009 is as follows (in thousands):

Nonaccrual loans, beginning of period	$8,189
Additions	4,209
Payments	(1,317)
Charge-offs	(1,363)
Returned to accruing status	(513)
Transferred to other real estate or repossessed assets	(379)

Nonaccrual loans, end of period	$8,826

Non-performing assets include nonaccrual loans, foreclosed assets and nonaccrual investment securities. Non-performing assets at March 31, 2009 increased $4.1 million from December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current economic conditions. The increase in nonaccrual commercial loans was related to a single credit relationship totaling $1.0 million. The $3.3 million increase in nonaccrual investment securities relates to the 14 securities comprising the ABS securities portfolio. Generally, loans and investment securities are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deem the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on nonaccrual assets are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $19.5 million and $20.5 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2009 and December 31, 2008, respectively.
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of March 31, 2009.

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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2009	2008
Balance as of beginning of period	$18,749	$15,521
Charge-offs:
Commercial	102	90
Commercial real estate	92	430
Agriculture	—	—
Residential real estate	54	31
Consumer indirect	868	569
Consumer direct and home equity	384	338

Total charge-offs	1,500	1,458
Recoveries:
Commercial	113	323
Commercial real estate	43	84
Agriculture	6	7
Residential real estate	3	11
Consumer indirect	176	171
Consumer direct and home equity	161	174

Total recoveries	502	770

Net charge-offs	998	688
Provision for loan losses	1,906	716

Balance at end of period	$19,657	$15,549

Net loan charge-offs to average loans (annualized)	0.35%	0.29%
Allowance for loan losses to total loans	1.70%	1.60%
Allowance for loan losses to non-performing loans	215%	211%
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. The provision for possible loan losses increased by $1.2 million during the three months ended March 31, 2009 compared to the first quarter of 2008 in part due to higher levels of net charge-offs and an increase in classified loans. Net charge-offs during the first quarter of 2009 increased $310 thousand compared to the first quarter of 2008. Net charge-offs as a percentage of average loans increased 6 basis points during the first quarter of 2009 compared to the first quarter of 2008. The increase in net charge-offs in 2009 is principally due to an increase of $294 thousand in indirect loan charge-offs. Also impacting the provision for loan losses in the first quarter of 2009 were considerations of general economic conditions in the Company’s market area, as well as, growth in the commercial and indirect loan portfolios.

Funding Activities
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of March 31, 2009, total deposits were $1.737 billion, an increase of $104.0 million in comparison to $1.633 billion as of December 31, 2008.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.280 billion as of March 31, 2009 and December 31, 2008. The Company continues to manage this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of March 31, 2009, total public deposits were $457.2 million in comparison to $352.8 million as of December 31, 2008. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
Borrowings
The Company has credit capacity with FHLB and can borrow through facilities that include an overnight line-of-credit, as well as, amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $30.2 million and $30.7 million as of March 31, 2009 and December 31, 2008, respectively. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $57.7 million of immediate credit capacity with FHLB as of March 31, 2009. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company has $10.0 million in secured borrowing capacity at the Federal Reserve Discount Window, of which $5.0 was outstanding at March 31, 2009. The FRB credit capacity is collateralized by securities from the Company’s investment portfolio.
The Company also had $70.0 million of credit available under unsecured lines of credit with various banks as of March 31, 2009. There were no advances outstanding on these lines of credit as of March 31, 2009. The Company also utilizes securities sold under agreements to repurchase as a source of funds. These short-term repurchase agreements amounted to $26.9 million and $23.5 million as of March 31, 2009 and December 31, 2008, respectively.
Equity Activities
Total shareholders’ equity amounted to $191.7 million as of March 31, 2009, an increase of $1.4 million from $190.3 million as of December 31, 2008. The increase in shareholders’ equity resulted primarily from the $970 thousand in undistributed profits from operations and other comprehensive income of $145 through the first three months ended March 31, 2009.
The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the New York State Banking Department (“NYSBD”). At March 31, 2009, the Bank’s equity as a percentage of total assets exceeded all regulatory requirements.

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
Liquidity for Five Star Bank (“the Bank”) is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the Federal Reserve Bank.
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
The Company’s cash and cash equivalents were $122.7 million as of March 31, 2009, an increase of $67.5 million from $55.2 million as of December 31, 2008. The Company’s net cash provided by operating activities totaled $4.3 million. Net cash used in investing activities totaled $46.9 million, which included $38.2 million of net loan originations and of $9.1 million from investment securities transactions. Net cash provided by financing activities of $110.2 million was primarily attributed to a combined $112.0 million increase in deposits and net borrowings, offset against $1.7 million in dividend payments.
Capital Resources
Banks and financial holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). These minimum amounts and ratios are included in the table below.
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, without limitation, $37.5 million of preferred stock issued to the U.S. Department of Treasury (the “Treasury”) through the Treasury’s Troubled Asset Relief Program (“TARP”) and, subject to limitation, $16.7 million of trust preferred securities issued by FISI Statutory Trust I and $17.5 million of preferred stock. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
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

The Company’s and the Bank’s actual and required capital ratios as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Tier 1 leverage:
Company	$150,792	7.96%	$75,803	4.00%	$94,754	5.00%
Bank (FSB)	123,996	6.56	75,593	4.00	94,492	5.00
Tier 1 capital (to risk-weighted assets):
Company	150,792	11.23	53,692	4.00	80,537	6.00
Bank (FSB)	123,996	9.28	53,434	4.00	80,151	6.00
Total risk-based capital (to risk-weighted assets):
Company	167,606	12.49	107,383	8.00	134,229	10.00
Bank (FSB)	140,731	10.54	106,867	8.00	133,584	10.00

December 31, 2008:
Tier 1 leverage:
Company	$150,426	8.05%	$74,764	4.00%	$93,456	5.00%
Bank (FSB)	120,484	6.46	74,586	4.00	93,232	5.00
Tier 1 capital (to risk-weighted assets):
Company	150,426	11.83	50,881	4.00	76,322	6.00
Bank (FSB)	120,484	9.52	50,624	4.00	75,936	6.00
Total risk-based capital (to risk-weighted assets):
Company	166,362	13.08	101,762	8.00	127,203	10.00
Bank (FSB)	136,340	10.77	101,248	8.00	126,560	10.00
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Due to these requirements, as of March 31, 2009, the Bank is required to obtain approval from the New York State Banking Department for future dividend payments.
In addition, pursuant to the terms of the Treasury’s TARP Capital Purchase Program, the Company may not declare or pay any cash dividends on its common stock other than regular quarterly cash dividends of not more than $0.10 without the consent of the U.S. Treasury.

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
The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated March 12, 2009, as filed with the Securities and Exchange Commission.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated March 12, 2009, as filed with the Securities and Exchange Commission.
ITEM 1A. Risk Factors
The Company has experienced no significant changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated March 12, 2009, as filed with the Securities and Exchange Commission.
ITEM 6. Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated March 30, 2005

Exhibit
Number	Description	Location

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated March 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated March 30, 2005

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated March 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.16	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 24, 2008

10.17	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 24, 2008

10.18	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	,	May 8, 2009
Peter G. Humphrey President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald A. Miller	,	May 8, 2009
Ronald A. Miller Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009.

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009.

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.9	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 30, 2005

10.10	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 30, 2005

10.11	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated March 30, 2005

10.12	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated March 30, 2005

10.13	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated March 30, 2005

10.14	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated March 14, 2005

10.15	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.16	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 24, 2008

Exhibit
Number	Description	Location

10.17	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 24, 2008

10.18	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 3 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith