Form 10-Q
period 2009-06-30
FINANCIAL INSTITUTIONS INC
filed 2009-08-05
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 10,821,386 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2009.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$41,405	$34,528
Federal funds sold and interest-bearing deposits in other banks	39,910	20,659

Total cash and cash equivalents	81,315	55,187

Securities available for sale, at fair value	498,561	547,506
Securities held to maturity, at amortized cost (fair value of $48,211 and $59,147, respectively)	47,465	58,532
Loans held for sale	3,005	1,013
Loans	1,218,572	1,121,079
Less: Allowance for loan losses	20,614	18,749

Loans, net	1,197,958	1,102,330
Company owned life insurance	24,260	23,692
Premises and equipment, net	35,976	36,712
Goodwill	37,369	37,369
Other assets	70,815	54,578

Total assets	$1,996,724	$1,916,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$292,825	$292,586
Interest-bearing demand	357,443	344,616
Savings and money market	366,373	348,594
Certificates of deposit	683,619	647,467

Total deposits	1,700,260	1,633,263
Short-term borrowings	33,128	23,465
Long-term borrowings	46,849	47,355
Other liabilities	24,032	22,536

Total liabilities	1,804,269	1,726,619

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value, 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference $37,515; net of $1,848 and $2,016 discount, respectively	35,667	35,499
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,242	53,074
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	26,562	26,397
Retained earnings	126,542	124,952
Accumulated other comprehensive loss	(4,184)	(4,013)
Treasury stock, at cost – 526,736 and 550,103 shares, respectively	(9,820)	(10,223)

Total shareholders’ equity	192,455	190,300

Total liabilities and shareholders’ equity	$1,996,724	$1,916,919

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$17,847	$16,400	$34,906	$33,128
Interest and dividends on investment securities	5,429	7,942	11,436	16,176
Other interest income	26	194	53	504

Total interest income	23,302	24,536	46,395	49,808

Interest expense:
Deposits	4,888	7,419	9,903	16,655
Short-term borrowings	56	132	94	284
Long-term borrowings	713	798	1,426	1,597

Total interest expense	5,657	8,349	11,423	18,536

Net interest income	17,645	16,187	34,972	31,272
Provision for loan losses	2,088	1,358	3,994	2,074

Net interest income after provision for loan losses	15,557	14,829	30,978	29,198

Noninterest income:
Service charges on deposits	2,517	2,518	4,837	5,018
ATM and debit card	908	856	1,719	1,608
Loan servicing	470	232	727	418
Company owned life insurance	275	27	535	46
Broker-dealer fees and commissions	234	401	503	860
Net gain on sale of loans held for sale	246	92	416	256
Net gain on investment securities	1,153	47	1,207	220
Impairment charges on investment securities	(1,733)	(3,791)	(1,783)	(3,791)
Net gain on sale of other assets	—	115	158	152
Other	445	435	887	889

Total noninterest income	4,515	932	9,206	5,676

Noninterest expense:
Salaries and employee benefits	8,437	8,169	17,168	16,605
Occupancy and equipment	2,683	2,567	5,559	5,147
FDIC assessments	1,593	88	2,273	133
Professional services	591	480	1,440	1,037
Computer and data processing	562	580	1,179	1,161
Supplies and postage	476	437	941	878
Advertising and promotions	249	283	423	433
Other	1,849	1,781	3,535	3,264

Total noninterest expense	16,440	14,385	32,518	28,658

Income before income taxes	3,632	1,376	7,666	6,216
Income tax expense (benefit)	1,004	(255)	2,071	806

Net income	$2,628	$1,631	$5,595	$5,410

Preferred stock dividends, net of amortization	925	370	1,843	741

Net income available to common shareholders	$1,703	$1,261	$3,752	$4,669

Earnings per common share (Note 2):
Basic	$0.16	$0.12	$0.35	$0.43
Diluted	$0.16	$0.12	$0.35	$0.43
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Equity	Stock	Capital	Earnings	Loss	Stock	Equity

Balance at January 1, 2009	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300
Comprehensive income:
Net income	—	—	—	5,595	—	—	5,595
Other comprehensive income, net of tax	—	—	—	—	(171)	—	(171)

Total comprehensive income							5,424
Issuance costs of Series A Preferred Stock		—	(68)	—	—	—	(68)
Share-based compensation plans:
Share-based compensation	—	—	515	—	—	—	515
Restricted stock awards issued, net	—	—	(252)	—	—	252	—
Directors’ retainer			(30)			151	121
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	168	—	—	(362)	—	—	(194)
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series A Preferred-$98.61 per share	—	—	—	(740)	—	—	(740)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(739)	—	—	(739)
Common-$0.20 per share	—	—	—	(2,162)	—	—	(2,162)

Balance at June 30, 2009	$53,242	$113	$26,562	$126,542	$(4,184)	$(9,820)	$192,455

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$5,595	$5,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,034	1,955
Net amortization of premiums and discounts on investment securities	949	293
Provision for loan losses	3,994	2,074
Amortization of unvested stock-based compensation	515	552
Deferred income tax expense (benefit)	5,211	(1,078)
Proceeds from sale of loans held for sale	58,416	21,194
Originations of loans held for sale	(59,992)	(20,958)
Increase in company owned life insurance	(535)	(46)
Net gain on investment securities	(1,207)	(220)
Impairment charge on investment securities	1,783	3,791
Net gain on sale of loans held for sale	(416)	(256)
Net gain on sale and disposal of other assets	(158)	(152)
(Increase) decrease in other assets	(4,629)	458
Increase (decrease) in other liabilities	3,090	(1,267)

Net cash provided by operating activities	14,650	11,750

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(214,940)	(255,479)
Held to maturity	(17,223)	(27,823)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	178,974	224,420
Held to maturity	26,501	30,902
Proceeds from sale of securities available for sale	82,198	47,545
Net loan originations	(116,409)	(48,688)
Purchase of company owned life insurance	(33)	(66)
Proceeds from sales of other assets	1,042	903
Purchase of premises and equipment	(1,198)	(1,650)

Net cash used by investing activities	(61,088)	(29,936)

Cash flows from financing activities:
Net increase in deposits	66,997	19,784
Net increase in short-term borrowings	9,663	26,334
Repayment of long-term borrowings	(506)	(5,079)
Purchase of common stock	—	(2,899)
Issuance of preferred and common shares	53	112
Stock options exercised	—	26
Cash dividends paid to preferred shareholders	(1,481)	(741)
Cash dividends paid to common shareholders	(2,160)	(2,975)

Net cash provided by financing activities	72,566	34,562

Net increase in cash and cash equivalents	26,128	16,376
Cash and cash equivalents, beginning of period	55,187	46,673

Cash and cash equivalents, end of period	$81,315	$63,049

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
These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities for each of the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Six months ended
	June 30,
	2009	2008
Cash payments:
Interest	$9,735	$19,422
Income taxes	—	1,755
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$804	$555
Accrued and declared unpaid dividends	1,692	2,013
Increase in net unsettled security transactions	18,336	3,618
Loans securitized	15,983	—
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative Financial Instruments. On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). The statement amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires several added quantitative disclosures in financial statements. As SFAS 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s financial statements.
Fair Value Measurements and Impairment of Securities. On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for the Company’s financial assets and financial liabilities. In accordance with the provisions of FSP 157-2, Effective Date of FASB Statement No. 157, the Company deferred the effective date of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of the fair value measurement provisions of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on the Company’s financial statements.
In April 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The three FSPs are as follows:
FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS 157-4 during the second quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Company’s financial statements.
FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-than-temporary impairments (“FSP 115-2 and FSP 124-2”), (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009 at which time management concluded that previously recorded impairment charges resulted from securities impaired due to reasons of credit quality. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company’s financial statements.
FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”), amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 9, Fair Value Measurements.
Subsequent Events. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. The adoption of SFAS 165 did not significantly impact the Company’s financial statements. Subsequent events were evaluated through August 5, 2009, the date in which these financial statements were filed.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements not Yet Adopted
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities.
SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
SFAS 167 amends FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2.) EARNINGS PER COMMON SHARE
The Company’s restricted stock awards pay nonforfeitable common stock dividends and meet the criteria of a participating security pursuant to FSP EITF 03-6-1. Accordingly, EPS is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. This FSP requires retrospective application, thus basic and diluted earnings per share presented for the three and six month periods ended June 30, 2008 were calculated in accordance with this FSP. Neither basic nor diluted earnings per share for the three or six month periods ended June 30, 2008 changed from the adoption of this FSP.
The computation of basic and diluted EPS is presented in the following table (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$2,628	$1,631	$5,595	$5,410
Less: Preferred stock dividends and amortization of discount	925	370	1,843	741

Net income available to common shareholders	1,703	1,261	3,752	4,669
Less: Earnings (loss) allocated to participating securities	5	(3)	15	14

Earnings allocated to common shares outstanding	$1,698	$1,264	$3,737	$4,655

Weighted average common shares used to calculate basic EPS	10,724	10,879	10,720	10,909
Add: Effect of common stock equivalents	42	49	36	42

Weighted average common shares used to calculate diluted EPS	10,766	10,928	10,756	10,951

Earnings per common share:
Basic	$0.16	$0.12	$0.35	$0.43
Diluted	$0.16	$0.12	$0.35	$0.43

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Stock options	554	392	566	386
Restricted stock awards	—	—	20	—
Warrant	378	—	378	—

	932	392	964	386

All shares of restricted stock are deducted from weighted average shares outstanding for the computation of basic EPS. Shares of restricted stock, stock options, and warrant are included in the calculation of diluted EPS using the treasury stock method.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$93,858	$256	$297	$93,817
State and political subdivisions	92,627	2,573	10	95,190
Mortgage-backed securities:
Federal National Mortgage Association	119,439	2,281	522	121,198
Federal Home Loan Mortgage Corporation	65,944	1,107	134	66,917
Government National Mortgage Association	48,897	31	116	48,812
Collateralized mortgage obligations:
Federal National Mortgage Association	20,546	119	157	20,508
Federal Home Loan Mortgage Corporation	27,985	495	50	28,430
Government National Mortgage Association	661	17	—	678
Privately issued	19,864	334	684	19,514

Total collateralized mortgage obligations	69,056	965	891	69,130

Total mortgage-backed securities	303,336	4,384	1,663	306,057
Asset-backed securities	3,716	393	612	3,497

Total available for sale securities	$493,537	$7,606	$2,582	$498,561

Securities held to maturity:
State and political subdivisions	$47,465	$887	$141	$48,211

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$67,871	$609	$307	$68,173
State and political subdivisions	129,572	2,181	42	131,711
Mortgage-backed securities:
Federal National Mortgage Association	136,348	3,725	86	139,987
Federal Home Loan Mortgage Corporation	94,960	2,649	14	97,595
Government National Mortgage Association	1,926	17	25	1,918
Collateralized mortgage obligations:
Federal National Mortgage Association	17,856	74	642	17,288
Federal Home Loan Mortgage Corporation	44,838	334	214	44,958
Government National Mortgage Association	1,350	9	—	1,359
Privately issued	42,296	5	2,854	39,447

Total collateralized mortgage obligations	106,340	422	3,710	103,052

Total mortgage-backed securities	339,574	6,813	3,835	342,552
Asset-backed securities	3,918	—	—	3,918
Equity securities	923	281	52	1,152

Total available for sale securities	$541,858	$9,884	$4,236	$547,506

Securities held to maturity:
State and political subdivisions	$58,532	$619	$4	$59,147

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales of securities available for sale were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds from sales	$88,370	$14,109	$98,745	$47,545
Gross realized gains	2,558	50	2,973	223
Gross realized losses	1,405	3	1,766	3
The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2009 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$41,343	$41,803
Due from one to five years	145,221	148,436
Due after five years through ten years	82,092	83,076
Due after ten years	224,881	225,246

	$493,537	$498,561

Debt securities held to maturity:
Due in one year or less	$37,533	$37,589
Due from one to five years	7,587	8,017
Due after five years through ten years	1,809	1,991
Due after ten years	536	614

	$47,465	$48,211

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 (in thousands).

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$54,329	$44	$10,990	$253	$65,319	$297
State and political subdivisions	790	3	192	7	982	10
Mortgage-backed securities:
Federal National Mortgage Association	28,849	521	452	1	29,301	522
Federal Home Loan Mortgage Corporation	11,117	134	—	—	11,117	134
Government National Mortgage Association	8,209	115	65	1	8,274	116
Collateralized mortgage obligations:
Federal National Mortgage Association	6,053	7	6,221	150	12,274	157
Federal Home Loan Mortgage Corporation	774	3	1,988	47	2,762	50
Privately issued	—	—	11,661	684	11,661	684

Total collateralized mortgage obligations	6,827	10	19,870	881	26,697	891

Total mortgage-backed securities	55,002	780	20,387	883	75,389	1,663
Asset-backed securities	1,927	612	—	—	1,927	612

Total available for sale securities	112,048	1,439	31,569	1,143	143,617	2,582

Securities held to maturity:
State and political subdivisions	6,481	141	—	—	6,481	141

Total temporarily impaired securities	$118,529	$1,580	$31,569	$1,143	$150,098	$2,723

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.)	INVESTMENT SECURITIES (Continued)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$50	$1	$11,704	$306	$11,754	$307
State and political subdivisions	6,191	41	84	1	6,275	42
Mortgage-backed securities:
Federal National Mortgage Association	10,432	65	484	21	10,916	86
Federal Home Loan Mortgage Corporation	5,533	14	—	—	5,533	14
Government National Mortgage Association	227	3	1,059	22	1,286	25
Collateralized mortgage obligations:
Federal National Mortgage Association	828	1	7,181	641	8,009	642
Federal Home Loan Mortgage Corporation	—	—	7,224	214	7,224	214
Privately issued	24,425	2,045	10,975	809	35,400	2,854

Total collateralized mortgage obligations	25,253	2,046	25,380	1,664	50,633	3,710

Total mortgage-backed securities	41,445	2,128	26,923	1,707	68,368	3,835
Equity securities	310	52	—	—	310	52

Total available for sale securities	47,996	2,222	38,711	2,014	86,707	4,236

Securities held to maturity:
State and political subdivisions	554	4	—	—	554	4

Total temporarily impaired securities	$48,550	$2,226	$38,711	$2,014	$87,261	$4,240

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold. The amount of the impairment related to other factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than temporary impairment includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
During the second quarter of 2009 the Company recorded OTTI charges totaling $1.7 million on five privately issued whole loan collateralized mortgage obligations (“CMOs”) designated as impaired due to reasons of credit quality. The Company also determined that it intended to sell the securities prior to recovery of amortized cost basis. During the first quarter of 2009 the Company recorded an impairment charge of $50 thousand related to a debt security in the available for sale portfolio considered to be other-than-temporarily impaired. Impairment charges totaling $3.8 million were recorded on privately issued whole loan CMOs and pooled trust preferred securities during the three and six month periods ended June 30, 2008.
As of June 30, 2009, management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in a loss position at June 30, 2009 and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.
Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $14.9 million and $12.3 million as of June 30, 2009 and December 31, 2008, respectively, are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Commercial	$198,608	$158,543
Commercial real estate	282,048	262,234
Agricultural	42,997	44,706
Residential real estate	149,926	177,683
Consumer indirect	319,735	255,054
Consumer direct and home equity	225,258	222,859

Total loans	1,218,572	1,121,079
Less: Allowance for loan losses	20,614	18,749

Total loans, net	$1,197,958	$1,102,330

(5.) GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill totaled $37.4 million as of June 30, 2009 and December 31, 2008. In accordance with SFAS 142, the Company is required to test goodwill annually for impairment or more frequently if events and circumstances warrant.
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
(6.) COMPREHENSIVE INCOME
Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated (in thousands):

	Six months ended June 30,
	2009			2008
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized losses arising during the period	$(1,200)	$(465)	$(735)	$(12,220)	$(4,728)	$(7,492)
Reclassification adjustments:
Realized net gains included in income	(1,207)	(467)	(740)	(220)	(85)	(135)
Impairment charges included in income	1,783	690	1,093	3,791	1,467	2,324

	(624)	(242)	(382)	(8,649)	(3,346)	(5,303)
Pension and post-retirement benefit liabilities	345	134	211	(23)	(9)	(14)

Other comprehensive loss	$(279)	$(108)	(171)	$(8,672)	$(3,355)	(5,317)

Net income			5,595			5,410

Comprehensive income			$5,424			$93

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The components of accumulated other comprehensive loss, net of tax, for the periods indicated were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Net unrealized gain on securities available for sale	$3,081	$3,463
Unfunded pension and post-retirement benefit liabilities	(7,265)	(7,476)

	$(4,184)	$(4,013)

(7.) SHARE-BASED COMPENSATION PLANS
The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Compensation Committee of the Board. In addition, on May 6, 2009 the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”). An aggregate of 690,000 shares has been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants all which are defined in the Plan. An aggregate of 250,000 shares has been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all which are defined in the Plan.
The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.
The share-based compensation expense associated with the amortization of unvested stock compensation included in the consolidated statements of income (unaudited) for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options:
Management Stock Incentive Plan	$48	$80	$122	$179
Director Stock Incentive Plan	12	9	23	16

	60	89	145	195

Restricted stock awards:
Management Stock Incentive Plan	140	138	302	357
Director Stock Incentive Plan	68	—	68	—

	208	138	370	357

Total share-based compensation	$268	$227	$515	$552

The Company awarded grants of 48,500 restricted shares to certain key officers during the six months ended June 30, 2009. The market price of the restricted shares on the date of grant was $13.21. Both a performance requirement and a service requirement must be satisfied before the participant becomes vested in the shares. The performance period for the awards is the Company’s fiscal year ending on December 31, 2009. As a result of not satisfying certain performance requirements for the fiscal year ending December 31, 2008, 41,200 restricted shares granted in the first six months of 2008 were forfeited during the first six months of 2009. There was no reversal of restricted stock award expense required during the six months ended June 30, 2009, as the Company reduced share-based compensation expense related to the forfeited shares during 2008. During the six months ended June 30, 2009 the Company granted 8,000 restricted shares to directors, of which 4,000 shares vested immediately and 4,000 shares will vest after completion of a one-year service requirement. The market price of the restricted shares on the date of grant was $14.86.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System (the “System”), a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$422	$364	$844	$728
Interest cost on projected benefit obligation	456	390	913	780
Expected return on plan assets	(462)	(523)	(924)	(1,046)
Amortization of unrecognized prior service cost	3	3	6	6
Amortization of unrecognized loss	182	—	364	—

Net periodic pension cost	$601	$234	$1,203	$468

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. In April 2009, the Company made the minimum required contribution for fiscal year 2009 of $1.6 million to the pension plan. The Company may make additional contributions to its pension plan in fiscal year 2009.
Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2009 or 2008. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $218 thousand and $216 thousand for the three months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009 and June 30, 2008 the expense for the plan amounted to $452 thousand and $516 thousand, respectively.
Supplemental Executive Retirement Plans
During the third quarter of 2008 the Company established non-qualified supplemental executive retirement plans (“SERPs”) for two active executives. The Company has accrued a liability, all of which is unfunded, of $798 thousand as of June 30, 2009, and recorded expense of $249 thousand and $489 thousand for the three and six month periods, respectively, ended June 30, 2009. There were no amounts recorded for these SERPs prior to the third quarter of 2008.

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
•
Level 1 - Unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis. The Company’s Level 1 assets primarily include exchange traded equity securities.

•
Level 2 - Inputs other than quoted prices included within Level 1 inputs that are observable for the asset or liability, either directly or indirectly. These inputs include: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. The Company’s Level 2 assets primarily include debt securities classified as available for sale and not included in Level 3.

•
Level 3 - Significant unobservable inputs for the asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability. The Company’s Level 3 assets primarily include pooled trust preferred securities.

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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets measured and recorded at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$93,817	$—	$93,817
State and political subdivisions	—	95,190	—	95,190
Mortgage-backed securities	—	306,057	—	306,057
Asset-backed securities:
Trust preferred securities	—	—	2,837	2,837
Other	—	322	338	660

Total available for sale securities	$—	$495,386	$3,175	$498,561

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
The following table presents changes in Level 3 available for sale securities measured at fair value on a recurring basis during the six months ended June 30, 2009 (in thousands):

Balance at December 31, 2008	$3,772
Capitalized interest	114
Principal paydowns and amortization of premiums	(9)
Coupon payments applied to principal	(114)
Total losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(588)

Balance at June 30, 2009	$3,175

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of June 30, 2009, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale are carried at the lower of cost or fair value. As of June 30, 2009, loans held for sale were reduced to their fair value of $3.0 million by a $46 thousand increase in their valuation allowance. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights (“MSR”) are carried at the lower of cost or fair value. Due primarily to a decline in the estimated prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSR increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $38 thousand during the first quarter of 2009 and an additional $126 thousand during the second quarter of 2009. A valuation allowance of $198 thousand existed as of June 30, 2009. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
During the second quarter of 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1.1 million were reduced by specific valuation allowance allocations totaling $438 thousand to a total reported fair value of $704 thousand. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the three or six month periods ended June 30, 2009.
Fair Value of Financial Instruments
SFAS 107, Disclosures about Fair Value of Financial Instruments, as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.
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
The estimated fair value approximates carrying value for cash and cash equivalents, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, company owned life insurance, accrued interest receivable, short-term borrowings and accrued interest payable. Fair value estimates for other financial instruments are discussed below.
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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at June 30, 2009 and December 31, 2008 may not necessarily represent the underlying fair value of the Company.
The estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$81,315	$81,315	$55,187	$55,187
Securities available for sale	498,561	498,561	547,506	547,506
Securities held to maturity	47,465	48,211	58,532	59,147
Loans held for sale	3,005	3,005	1,013	1,032
Loans	1,197,958	1,257,984	1,102,330	1,169,660
Company owned life insurance	24,260	24,260	23,692	23,692
Accrued interest receivable	7,336	7,336	7,556	7,556
FHLB and FRB stock	6,735	6,735	6,035	6,035
Financial liabilities:
Demand, savings and money market deposits	1,016,641	1,016,641	985,796	985,796
Time deposits	683,619	689,880	647,467	654,334
Short-term borrowings	33,128	33,128	23,465	23,465
Long-term borrowings (excluding junior subordinated debentures)	30,147	31,188	30,653	32,005
Junior subordinated debentures	16,702	12,213	16,702	12,232
Accrued interest payable	8,730	8,730	7,041	7,041

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

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;
•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;
•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board;
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
•
legislation or regulatory changes which adversely affect the Company’s operations or business, including the Obama Administration’s regulatory reform proposals concerning the financial services sector released on June 17, 2009;

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
The Company has numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of other-than-temporary impairment (“OTTI”), and accounting for defined benefit plans require particularly subjective or complex judgments important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
For additional information regarding critical accounting policies, refer to Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements and the section captioned “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s application of critical accounting policies related to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of OTTI, and accounting for defined benefit plans since December 31, 2008.
OVERVIEW
The principal objective of this discussion is to provide an overview of the financial condition and results of operations of the Company for the periods covered in this quarterly report. Certain reclassifications have been made to make prior periods comparable. This discussion and tabular presentations should be read in conjunction with the accompanying consolidated financial statements and accompanying notes.
RESULTS OF OPERATIONS
Summary of Performance
Net income was $2.6 million for the second quarter of 2009 compared to $1.6 million for the second quarter of 2008. Net income available to common shareholders for the second quarter of 2009 was $1.7 million, or $0.16 per diluted share, compared with $1.3 million, or $0.12 per diluted share, for the second quarter of last year. Net income for the six months ended June 30, 2009 totaled $5.6 million compared to $5.4 million for the same period in 2008. For the first six months of 2009 net income available to common shareholders was $3.8 million, or $0.35 per diluted share, compared with $4.7 million, or $0.43 per diluted share, for the first six months of 2008.
Net income increased $1.0 million, or 61%, for the three months ended June 30, 2009 and increased $185 thousand, or 3%, for the six months ended June 30, 2009 compared to the same periods in 2008. The increase for the three months ended June 30, 2009 was primarily the result of a $1.5 million increase in net interest income and a $3.6 million increase in noninterest income partly offset by a $730 thousand increase in the provision for loan losses, a $2.1 million increase in noninterest expense and a $1.3 million increase in income tax expense. The increase in net income during the six months ended June 30, 2009 was primarily the result of a $3.7 million increase in net interest income and a $3.5 million increase in noninterest income partly offset by a $1.9 million increase in the provision for loan losses, a $3.9 million increase in noninterest expense and a $1.3 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed in the sections that follow.

Net Interest Income
Net interest income was $17.6 million for the second quarter of 2009, compared to $16.2 million for second quarter of 2008. For the six months ended June 30, 2009, net interest income was $35.0 million compared to $31.3 million for the same period in 2008. The increases for both periods resulted primarily from favorable changes in the mix and repricing of our earning assets and decreases in both the prime interest rate and the federal funds rate during the last nine months of 2008.
Net interest income increased $1.5 million, or 9%, when comparing the second quarter of 2009 to that of 2008. For the second quarter of 2009, average loans and securities represented 65% and 32%, respectively, of average earning assets compared to 56% and 42% in the second quarter of 2008. The tax equivalent net interest margin increased by 7 basis points to 4.01% for the second quarter of 2009 compared to 3.94% for the second quarter of 2008. A decrease of $1.2 million, or 5%, in total interest income was surpassed by a decrease of $2.7 million, or 32%, in total interest expense.
Interest on investment securities and interest-earning deposits was $5.5 million for the second quarter of 2009, compared to $8.1 million for the second quarter of 2008. The average balance of investment securities was $593.7 million with an average tax equivalent yield of 4.16% for the second quarter of 2009, compared to an average balance of $744.6 million with an average yield of 4.92% for the second quarter of 2008. The decrease in yield is primarily due to lower market interest rates, coupled with less risk and shorter average maturities in the investment securities.
Interest on loans was $17.8 million for second quarter of 2009, compared to $16.4 million for the second quarter of 2008. The average balance of loans was $1.193 billion with an average yield of 5.99% for the second quarter of 2009 compared to an average balance of $990.1 million with an average yield of 6.65% for the second quarter of 2008. Average commercial loans in 2009 increased $61.8 million, as compared to 2008 primarily due to continued strong growth in our commercial loan portfolio. The average balance of consumer indirect loans, comprised almost entirely of automobile loans, increased $144.4 million for the second quarter of 2009 over the corresponding quarter last year. This 92% increase in volume was primarily responsible for the $2.4 million increase in interest income on consumer indirect loans when comparing the second quarter of 2009 to that of 2008.
Interest on deposits was $4.9 million for the second quarter of 2009, compared to $7.4 million for the second quarter of 2008. The average balance of interest-bearing deposits was $1.436 billion with an average cost of 1.37% for the second quarter of 2009 compared to an average balance of $1.337 billion with an average cost of 2.23% for the second quarter of 2008. The average balance of noninterest-bearing deposits increased to $286.2 million or 4% during the second quarter of this year compared to the same quarter last year. The increase in the balance of total deposits is due to a 12% increase in public and 5% increase in nonpublic deposits, while the decrease in average cost is due primarily to the beneficial repricing of certificates of deposits, and to a lesser extent savings and money market accounts, at lower interest rates. The declines in interest and average cost on borrowed funds from last year’s second quarter to this year’s second quarter are due to reductions in market interest rates.
Net interest income increased $3.7 million, or 12%, during the six months ended June 30, 2009 compared to the same period in 2008. For the six months ended June 30, 2009, average loans and securities represented 64% and 33%, respectively, of average earning assets compared to 55% and 42% for the same period in 2008. The tax equivalent net interest margin increased by 22 basis points to 4.05% for the first six months of 2009 compared to 3.83% for the same period in 2008. A decrease of $3.4 million, or 7%, in total interest income was surpassed by a decrease of $7.1 million, or 38%, in total interest expense.
Interest on investment securities and interest-earning deposits was $11.5 million for the six months ended June 30, 2009, compared to $16.7 million for the same period in 2008. The average balance of investment securities was $597.4 million with an average tax equivalent yield of 4.35% for the six months ended June 30, 2009 compared to an average balance of was $749.2 million with an average yield of 4.98% for the same period in 2008. The decrease in yield is primarily due to lower market interest rates and less tax-exempt interest income.
Interest on loans was $34.9 million for first six months of 2009, compared to $33.1 million for the first six months of 2008. The average balance of loans was $1.167 billion with an average yield of 6.02% for the six month period ended June 30, 2009 compared to an average balance of $977.3 million with an average yield of 6.80% for the same period in 2008. Average commercial loans in 2009 increased $54.1 million, as compared to 2008 primarily due to strong growth in our commercial loan portfolio. The average balance of consumer indirect loans, comprised almost entirely of automobile loans, increased $137.1 million for the first six months of 2009 over the corresponding period last year. This 93% increase in volume was primarily responsible for the $4.6 million increase in interest income on consumer indirect loans when comparing the six months ended June 30, 2009 to the same period in 2008.
Interest on deposits was $9.9 million for the six month period ended June 30, 2009, compared to $16.7 million for the same period in 2008. The average balance of interest-bearing deposits was $1.418 billion with an average cost of 1.41% for the six month period ended June 30, 2009 compared to an average balance of $1.339 billion with an average cost of 2.50% for the same period in 2008. The average balance of noninterest-bearing deposits increased to $283.9 million or 5% during the first six months of this year compared to the same period last year. The increase in the balance of total deposits is due to a 4% increase in public and a 7% increase in nonpublic deposits, while the decrease in average cost is due primarily to the beneficial repricing of certificates of deposits, and to a lesser extent savings and money market accounts, at lower interest rates.

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$49,105	$26	0.21%	$35,733	$194	2.18%
Investment securities (1):
Taxable	420,952	3,970	3.77	491,541	5,411	4.40
Tax-exempt (2)	172,788	2,210	5.11	253,107	3,745	5.92

Total investment securities	593,740	6,180	4.16	744,648	9,156	4.92
Loans held for sale	2,565	31	4.71	1,289	20	6.12
Loans:
Commercial	183,733	2,108	4.60	146,778	2,285	6.26
Commercial real estate	275,275	4,395	6.40	248,290	4,270	6.92
Agricultural	42,368	586	5.54	44,504	754	6.82
Residential real estate	168,300	2,518	5.98	169,925	2,683	6.31
Consumer indirect	301,112	5,240	6.98	156,728	2,800	7.19
Consumer direct and home equity	222,122	2,969	5.36	223,906	3,588	6.44

Total loans	1,192,910	17,816	5.99	990,131	16,380	6.65

Total interest-earning assets	1,838,320	24,053	5.24	1,771,801	25,750	5.83

Allowance for loan losses	(20,272)			(15,649)
Other noninterest-earning assets	194,289			141,362

Total assets	$2,012,337			$1,897,514

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$366,985	$186	0.20%	$342,463	$761	0.89%
Savings and money market	392,355	263	0.27	378,799	957	1.02
Certificates of deposit	676,221	4,439	2.63	615,950	5,701	3.72

Total interest-bearing deposits	1,435,561	4,888	1.37	1,337,212	7,419	2.23
Short-term borrowings	31,903	56	0.71	31,739	132	1.67
Long-term borrowings	46,860	713	6.08	42,163	798	7.56

Total interest-bearing liabilities	1,514,324	5,657	1.50	1,411,114	8,349	2.38

Noninterest-bearing demand deposits	286,155			275,570
Other noninterest-bearing liabilities	19,412			15,527
Shareholders’ equity	192,446			195,303

Total liabilities and shareholders’ equity	$2,012,337			$1,897,514

Net interest income (tax-equivalent)		$18,396			$17,401

Interest rate spread			3.74%			3.45%

Net earning assets	$323,996			$360,687

Net interest margin (tax-equivalent)			4.01%			3.94%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.40%			125.56%

(1)	Investment securities are shown at amortized cost.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

	Six months ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$46,376	$53	0.23%	$38,270	$504	2.65%
Investment securities (1):
Taxable	417,267	8,403	4.03	491,927	10,993	4.47
Tax-exempt (2)	180,182	4,594	5.10	257,309	7,673	5.97

Total investment securities	597,449	12,997	4.35	749,236	18,666	4.98
Loans held for sale	2,524	61	4.80	938	29	6.21
Loans:
Commercial	174,761	4,027	4.65	142,397	4,737	6.69
Commercial real estate	272,030	8,599	6.37	247,923	8,597	6.97
Agricultural	42,528	1,183	5.61	44,938	1,659	7.42
Residential real estate	171,462	5,177	6.04	168,304	5,350	6.36
Consumer indirect	284,329	9,799	6.95	147,242	5,189	7.09
Consumer direct and home equity	221,576	6,060	5.52	226,470	7,567	6.72

Total loans	1,166,686	34,845	6.02	977,274	33,099	6.80

Total interest-earning assets	1,813,035	47,956	5.32	1,765,718	52,298	5.94

Allowance for loan losses	(19,738)			(15,590)
Other noninterest-earning assets	194,888			144,066

Total assets	$1,988,185			$1,894,194

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$363,745	$410	0.23%	$343,783	$1,878	1.10%
Savings and money market	382,104	514	0.27	370,112	2,281	1.24
Certificates of deposit	672,153	8,979	2.69	624,774	12,496	4.02

Total interest-bearing deposits	1,418,002	9,903	1.41	1,338,669	16,655	2.50
Short-term borrowings	28,105	94	0.68	29,277	284	1.95
Long-term borrowings	46,979	1,426	6.07	42,342	1,597	7.54

Total interest-bearing liabilities	1,493,086	11,423	1.54	1,410,288	18,536	2.64

Noninterest-bearing demand deposits	283,935			271,446
Other noninterest-bearing liabilities	19,245			16,022
Shareholders’ equity	191,919			196,438

Total liabilities and shareholders’ equity	$1,988,185			$1,894,194

Net interest income (tax-equivalent)		$36,533			$33,762

Interest rate spread			3.78%			3.30%

Net earning assets	$319,949			$355,430

Net interest margin (tax-equivalent)			4.05%			3.83%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.43%			125.20%

(1)	Investment securities are shown at amortized cost.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

The following table provides a reconciliation between tax equivalent net interest income as presented in the average balance sheets above and net interest income in the consolidated financial statements filed herewith in Part I, Item 1, “Financial Statements” (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net interest income (tax equivalent)	$18,396	$17,401	$36,533	$33,762
Less: tax-exempt tax equivalent adjustment	751	1,214	1,561	2,490

Net interest income	$17,645	$16,187	$34,972	$31,272

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2009 vs. 2008			June 30, 2009 vs. 2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$54	$(222)	$(168)	$89	$(540)	$(451)
Investment securities:
Taxable	(721)	(720)	(1,441)	(1,569)	(1,021)	(2,590)
Tax-exempt	(1,075)	(460)	(1,535)	(2,075)	(1,004)	(3,079)

Total investment securities	(1,694)	(1,282)	(2,976)	(3,487)	(2,182)	(5,669)
Loans held for sale	16	(5)	11	39	(7)	32
Loans:
Commercial	501	(678)	(177)	936	(1,646)	(710)
Commercial real estate	444	(319)	125	797	(795)	2
Agricultural	(35)	(133)	(168)	(85)	(391)	(476)
Residential real estate	(26)	(139)	(165)	99	(272)	(173)
Consumer indirect	2,515	(75)	2,440	4,727	(117)	4,610
Consumer direct and home equity	(29)	(590)	(619)	(161)	(1,346)	(1,507)

Total loans	3,133	(1,697)	1,436	5,944	(4,198)	1,746

Total interest-earning assets	940	(2,637)	(1,697)	1,371	(5,713)	(4,342)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	50	(625)	(575)	103	(1,571)	(1,468)
Savings and money market	33	(727)	(694)	72	(1,839)	(1,767)
Certificates of deposit	517	(1,779)	(1,262)	889	(4,406)	(3,517)

Total interest-bearing deposits	512	(3,043)	(2,531)	935	(7,687)	(6,752)
Short-term borrowings	1	(77)	(76)	(11)	(179)	(190)
Long-term borrowings	82	(167)	(85)	163	(334)	(171)

Total interest-bearing liabilities	574	(3,266)	(2,692)	1,032	(8,145)	(7,113)

Change in net interest income	$366	$629	$995	$339	$2,432	$2,771

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $2.1 million and $4.0 million for the three and six months ended June 30, 2009, respectively, compared with $1.4 million and $2.1 million for the same periods in 2008, respectively. The increases were primarily due to the increased size of our lending portfolio and increased nonaccrual loans. See “Non-Performing Assets and Allowance for Loan Losses” included herein for additional information.

Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Noninterest income:
Service charges on deposits	$2,517	$2,518	$4,837	$5,018
ATM and debit card	908	856	1,719	1,608
Loan servicing	470	232	727	418
Company owned life insurance	275	27	535	46
Broker-dealer fees and commissions	234	401	503	860
Net gain on sale of loans held for sale	246	92	416	256
Net gain on investment securities	1,153	47	1,207	220
Impairment charges on investment securities	(1,733)	(3,791)	(1,783)	(3,791)
Net gain on sale of other assets	—	115	158	152
Other	445	435	887	889

Total noninterest income	$4,515	$932	$9,206	$5,676

The components of noninterest income fluctuated as discussed below.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized mortgage servicing assets. Loan servicing income increased in the three and six month periods ended June 30, 2009 compared to the same periods a year ago, mainly from an increase in the sold and serviced residential real estate portfolio and a recovery in the fair value of capitalized mortgage servicing assets.
The Company invested $20.0 million in company owned life insurance during the third quarter of 2008, resulting in the $248 thousand and $489 thousand increase in income during the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008.
Broker-dealer fees and commissions were down $167 thousand, or 42%, and $357 thousand, or 42%, in the three and six month months ended June 30, 2009 compared to the same periods a year ago. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which has declined during 2009 as a result of current market and economic conditions.
The $1.2 million net gain on sale of investment securities for the second quarter of 2009 is comprised of $2.6 million in gross gains on sales of securities issued by U.S. government sponsored agencies and $1.4 million in gross losses on sales of privately issued whole loan CMOs.
Impairment charges on investment securities included a $1.7 million valuation write-down on privately issued whole loan collateralized mortgage obligations (“CMOs”) in the second quarter of 2009 and $3.8 million on privately issued whole loan CMOs and pooled trust preferred securities in the second quarter of 2008. See “Investing Activities” herein for additional information.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Noninterest expense:
Salaries and employee benefits	$8,437	$8,169	$17,168	$16,605
Occupancy and equipment	2,683	2,567	5,559	5,147
FDIC assessments	1,593	88	2,273	133
Professional services	591	480	1,440	1,037
Computer and data processing	562	580	1,179	1,161
Supplies and postage	476	437	941	878
Advertising and promotions	249	283	423	433
Other	1,849	1,781	3,535	3,264

Total noninterest expense	$16,440	$14,385	$32,518	$28,658

The components of noninterest expense fluctuated as discussed below.
Salaries and benefits for both the three and six periods of 2009 increased over the comparable 2008 periods despite reductions in the number of full-time equivalent employees (“FTEs”). For both comparative periods, reduced salaries and wages expense was offset by increases in employee benefit costs, due largely to higher retirement plan expense.
The Company experienced increases of 5% and 8% in occupancy and equipment expense in the three and six month periods ended June 30, 2009, compared to the same periods a year ago. Additional expenses related to the opening of two new branches at the end of 2008, combined with increased software maintenance costs were responsible for the increases.
FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, increased by $1.5 million from $88 thousand for the three months ended June 30, 2008 to $1.6 million for the three months ended June 30, 2009. Similarly, FDIC assessments increased by $2.1 million from $133 thousand for the six months ended June 30, 2008 to $2.3 million for the six months ended June 30, 2009. The increase resulted from a combination of an increase in deposit levels subject to insurance premiums and higher FDIC insurance premium rates during the 2009 periods, coupled with utilization of approximately $367 thousand in carryforward credits that reduced expense during the six month 2008 period. In addition, the 2009 amounts include a $923 thousand special assessment.
Professional services increased $111 thousand and $403 thousand in the three and six month periods ended June 30, 2009, compared to the same periods a year ago. The Company has incurred higher expenses associated with loan workouts and consulting services during 2009.
The efficiency ratio for the second quarter of 2009 was 69.49% compared with 64.21% for the second quarter of 2008, and 69.60% for the six months ended June 30, 2009, compared to 65.88% for the same period a year ago. The 2009 efficiency ratios, compared to 2008, reflect higher levels of noninterest expense, primarily FDIC assessments, partially offset by increases in net interest income. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
The Company recorded income tax expense of $1.0 million in the second quarter of 2009, compared to an income tax benefit of $255 thousand in the second quarter of 2008. For the six month period ended June 30, 2009, income tax expense totaled $2.1 million compared to $806 thousand in the same period of 2008. These changes were due in part to increases of $2.3 million and $1.4 million in pre-tax income for the three and six month periods of 2009, respectively, compared to the prior year. The effective tax rates recorded for 2009 on a quarter-to-date and year-to-date basis were 27.6% and 27.0%, respectively, in comparison to the June 30, 2008 quarter-to-date and year-to-date effective tax rates of (18.6)% and 13.0%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

ANALYSIS OF FINANCIAL CONDITION
Investing Activities
Investment Securities Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	June 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$93,858	17.3%	$67,871	11.3%
State and political subdivisions	92,627	17.1	129,572	21.6
Mortgage-backed securities:
Agency mortgage-backed securities	283,472	52.4	297,278	49.5
Non-Agency mortgage-backed securities	19,864	3.7	42,296	7.0
Asset-backed securities	3,716	0.7	3,918	0.7
Equity securities	—	—	923	0.2

Total available for sale securities	493,537	91.2	541,858	90.3
State and political subdivisions (held to maturity)	47,465	8.8	58,532	9.7

Total investment securities	$541,002	100.0%	$600,390	100.0%

Impairment Assessment
The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold. The amount of the impairment related to other factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than temporary impairment includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	June 30, 2009		December 31, 2008
	Unrealized	Percent	Unrealized	Percent
	Loss	of Total	Loss	of Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$297	10.9%	$307	7.3%
State and political subdivisions	10	0.3	42	1.0
Mortgage-backed securities:
Agency mortgage-backed securities	979	36.0	981	23.1
Non-Agency mortgage-backed securities	684	25.1	2,854	67.3
Asset-backed securities	612	22.5	—	—
Equity securities	—	—	52	1.2

Total available for sale securities	2,582	94.8	4,236	99.9
State and political subdivisions (held to maturity)	141	5.2	4	0.1

Total investment securities	$2,723	100.0%	$4,240	100.0%

Mortgage-backed Securities
At June 30, 2009, with the exception of $19.5 million privately issued whole loan collateralized mortgage obligations (“CMO”), all of the mortgage-backed securities (“MBS”) held by the Company were issued by U.S. government sponsored entities and agencies (“Agency MBS”), primarily the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The contractual cash flows of the Company’s Agency MBS are guaranteed by FNMA, FHLMC or Government National Mortgage Association (“GNMA”). FNMA and FHLMC are government sponsored enterprises that were placed under the conservatorship of the U.S. government during the third quarter of 2008. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. The Company sold Agency MBS securities with an amortized cost totaling $60.0 million during the six months ended June 30, 2009, and realized a gain of $2.4 million on those sales.
Given the high credit quality inherent in Agency MBS, the Company does not consider any of the impairments on such MBS to be credit related. As a result of its analyses, the Company determined at June 30, 2009 that the unrealized losses on its Agency MBS on are temporary. At June 30, 2009, the Company did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
The Company’s mortgage-backed securities portfolio includes privately issued whole loan CMOs (non-Agency MBS) with a fair value of $19.5 million which had net unrealized losses of approximately $350 thousand at June 30, 2009. The Company sold four non-Agency MBS with an amortized cost totaling $12.4 million during the six months ended June 30, 2009, and realized a loss of $1.4 million on those sales.
During the three and six months ended June 30, 2009, the Company recognized aggregate OTTI charges of $1.7 million against certain of these non-Agency MBS that were acquired prior to July 2007. These OTTI charges were comprised of $1.7 million of impairments against 5 securities recognized at June 30, 2009 due to reasons of credit quality and an impairment of $50 thousand recognized against a single non-Agency MBS at March 31, 2009. The Company projects adverse changes in cash flows for each of these non-Agency MBS. The Company also determined during the second quarter of 2009 that for those non-Agency MBS where OTTI charges were recorded, that it intended to sell those securities prior to recovery of amortized cost basis.
As a result of its analyses, the Company determined at June 30, 2009 that the unrealized losses on its non-Agency MBS on which impairments have not been recognized are temporary. These temporary unrealized losses are believed to be primarily related to an overall widening in liquidity spreads related to the reduced liquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. At June 30, 2009, the Company did not intend to sell any of its non-Agency MBS on which impairments have not been recognized.
Asset-backed Securities
As of June 30, 2009, the asset-backed securities (“ABS”) portfolio consisted of positions in 15 securities, of which 14 are pooled trust preferred securities (“TPS”) collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the TPS to be non-performing as of June 30, 2009, and has stopped accruing interest on the investments.
As a result of its analyses, the Company determined at June 30, 2009 that the unrealized losses on its ABS portfolio are temporary.
At June 30, 2009, the Company did not intend to sell any of its ABS that were in an unrealized loss position.
Other Debt Securities
The Company assessed the remaining securities in the portfolio that were in an unrealized loss position at June 30, 2009 and determined that the decline in fair value was temporary. Management believes the decline in fair value was caused by an overall widening in spreads related to the reduced liquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. As of June 30, 2009, there were 64 other debt securities (including issues of U.S. Government Agencies and U.S. Government-Sponsored Enterprises and obligations of State and Political Subdivisions) that were in an unrealized loss position. These securities had an aggregate amortized cost of $73.2 million and unrealized losses of $448 thousand. Of the 64 securities in an unrealized loss position, 11 securities with a total amortized cost of $11.4 million and unrealized losses of $260 thousand were in an unrealized loss position for 12 months or longer.
Other Investments
Recently, credit concern surrounding the Federal Home Loan Bank system has been widespread. As a member of the Federal Home Loan Bank of New York (“FHLB”), Five Star Bank (“the Bank”) is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Company has assessed the ultimate recoverability of its FHLB stock and believes no impairment has occurred. The Company’s ownership of FHLB stock, which totaled $3.3 million at June 30, 2009, is included in other assets and recorded at cost.

The Company’s non-Agency MBS and ABS are rated by a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”). At June 30, 2009, the Company’s non-Agency MBS were rated from AAA to Ca by one or more of the Rating Agencies or were unrated (i.e., not assigned a rating by any Rating Agency). The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its financial commitment on the obligation. Investment grade includes all securities with Fitch/S&P ratings above BB+ and Moody’s ratings above Ba1. Securities with a Fitch/S&P rating below BBB- and Moody’s ratings below Baa3 are considered to be below investment grade. The Company uses the lowest rating provided by either of the Rating Agencies when classifying each security as investment grade or below investment grade.
The following table provides detail of securities rated below investment grade (dollars in thousands).

						Other-than-temporary impairment
	As of June 30, 2009					losses recognized in earnings
	Number				Unrealized		2009
Current	of	Par	Amortized	Fair	Gains	Prior to	1st	2nd	Total
Rating (1)	Cusips	Value	Cost	Value	(Losses)	2009 (4)	Quarter	Quarter	to Date

Securities with unrealized gains:
Non-Agency MBS:
Ba1/AAA	1	$1,650	$981	$981	$—	$626	$—	$40	$666
Ca/BB	1	3,591	2,770	2,770	—	—	—	794	794
Ca/B (2)	1	928	173	173	—	539	—	214	753
Caa1/AAA (2)	1	2,114	1,466	1,466	—	—	—	643	643
BB/BB (3)	1	2,634	1,389	1,513	124	1,240	—	—	1,240

	5	10,917	6,779	6,903	124	2,405	—	1,691	4,096

Asset-backed securities:
Ca/CC	3	9,000	869	952	83	8,058	—	—	8,058
Ca/C	1	2,042	143	150	7	1,862	—	—	1,862
Caa3/CC	1	3,000	98	146	48	2,860	—	—	2,860
Baa3/B (2)	1	661	67	322	255	545	50	—	595

	6	14,703	1,177	1,570	393	13,325	50	—	13,375

Total securities with unrealized gains	11	25,620	7,956	8,473	517	15,730	50	1,691	17,471

Securities with unrealized losses:
Asset-backed securities:
Ca/CC	6	13,361	1,628	1,081	(547)	11,635	—	—	11,635
Caa2/CCC	1	1,986	349	334	(15)	1,615	—	—	1,615
B2/CCC	1	2,962	513	496	(17)	2,435	—	—	2,435
Ca/C	1	1,054	49	16	(33)	963	—	—	963

Total securities with unrealized losses	9	19,363	2,539	1,927	(612)	16,648	—	—	16,648

	20	$44,983	$10,495	$10,400	$(95)	$32,378	$50	$1,691	34,119

(1)	Ratings presented are Moody’s/Fitch except as noted.

(2)	Ratings presented are Moody’s/S&P.

(3)	Ratings presented are Fitch /S&P.

(4)	Various securities were written down (deemed OTTI) in each of the last three quarters of 2008.
Equity Securities
During the first quarter of 2009 the Company liquidated its equity securities portfolio, which consisted of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and common equity securities. A $152 thousand loss was realized on the sale of the equity securities portfolio, comprised of aggregate losses totaling $242 thousand related to the preferred equity securities and an aggregate gain of $90 thousand from sale of the common equity securities.

Lending Activities
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial	$198,608	16.3%	$158,543	14.1%
Commercial real estate	282,048	23.2	262,234	23.4
Agriculture	42,997	3.5	44,706	4.0
Residential real estate	149,926	12.3	177,683	15.8
Consumer indirect	319,735	26.2	255,054	22.8
Consumer direct and home equity	225,258	18.5	222,859	19.9

Total loans	1,218,572	100.0%	1,121,079	100.0%

Allowance for loan losses	(20,614)		(18,749)

Total loans, net	$1,197,958		$1,102,330

Total loans increased $97.5 million to $1.219 billion as of June 30, 2009 from $1.121 billion as of December 31, 2008.
Commercial loans increased $58.2 million to $523.7 million as of June 30, 2009 from $465.5 million as of December 31, 2008, a result of the Company’s continued focus on commercial business development programs.
Residential real estate loans decreased $27.8 million to $149.9 million as of June 30, 2009 in comparison to $177.7 million as of December 31, 2008. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. In addition, the Company securitized $16.0 million in residential real estate loans during the second quarter of 2009. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased by 25%, to $319.7 million as of June 30, 2009, from $255.1 million as of December 31, 2008. The Company increased its indirect portfolio by managing existing and developing new relationships with over 250 franchised auto dealers in Western and Central New York State. During the first six months of 2009 the Company originated $109.2 million in indirect auto loans with a mix of approximately 32% new auto and 68% used auto. This compares with $66.5 million in indirect loan auto originations with a mix of approximately 34% new auto and 66% used auto for the same period in 2008.
Loans Held for Sale
Loans held for sale (not included in the table above) totaled $3.0 million and $1.0 million as of June 30, 2009 and December 31, 2008, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated residential real estate mortgages to the secondary market. Residential real estate mortgages serviced for others totaled $345.9 million and $315.7 million as of June 30, 2009 and December 31, 2008, respectively, and are not included in the consolidated statements of financial condition.

Non-Performing Assets and Allowance for Loan Losses
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates) (in thousands).

	June 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial	$4,162	$510
Commercial real estate	1,307	2,360
Agriculture	342	310
Residential real estate	2,658	3,365
Consumer indirect	373	445
Consumer direct and home equity	654	1,199

Total nonaccrual loans	9,496	8,189
Restructured loans	—	—
Accruing loans 90 days or more delinquent	2	7

Total non-performing loans	9,498	8,196
Foreclosed assets	1,046	1,007
Nonaccrual investment securities	3,175	49

Total non-performing assets	$13,719	$9,252

Non-performing loans to total loans	0.78%	0.73%
Non-performing assets to total assets	0.69%	0.48%
Information regarding the activity in nonaccrual loans for the three and six months ended June 30, 2009 is as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2009	June 30, 2009
Nonaccrual loans, beginning of period	$8,826	$8,189
Additions	5,286	9,495
Payments	(1,006)	(2,323)
Charge-offs	(1,574)	(2,937)
Returned to accruing status	(1,611)	(2,124)
Transferred to other real estate or repossessed assets	(425)	(804)

Nonaccrual loans, end of period	$9,496	$9,496

Non-performing assets include nonaccrual loans, foreclosed assets and nonaccrual investment securities. Non-performing assets at June 30, 2009 increased $4.5 million from December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current economic conditions. The increase in nonaccrual commercial loans was primarily related to 2 credit relationships totaling $3.0 million. The $3.1 million increase in nonaccrual investment securities relates to 14 pooled trust preferred securities, comprising the majority of the ABS securities portfolio. Generally, loans and investment securities are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deem the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on nonaccrual assets are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $15.1 million and $20.5 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2009 and December 31, 2008, respectively.

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of June 30, 2009.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance as of beginning of period	$19,657	$15,549	$18,749	$15,521
Charge-offs:
Commercial	570	263	672	353
Commercial real estate	63	353	155	783
Agriculture	3	4	3	4
Residential real estate	117	247	171	278
Consumer indirect	714	354	1,582	923
Consumer direct and home equity	227	197	611	535

Total charge-offs	1,694	1,418	3,194	2,876
Recoveries:
Commercial	111	131	224	454
Commercial real estate	36	115	79	199
Agriculture	3	3	9	10
Residential real estate	5	3	8	14
Consumer indirect	289	162	465	333
Consumer direct and home equity	119	135	280	309

Total recoveries	563	549	1,065	1,319

Net charge-offs	1,131	869	2,129	1,557
Provision for loan losses	2,088	1,358	3,994	2,074

Balance at end of period	$20,614	$16,038	$20,614	$16,038

Net loan charge-offs to average loans (annualized)	0.38%	0.35%	0.37%	0.32%
Allowance for loan losses to total loans	1.69%	1.59%	1.69%	1.59%
Allowance for loan losses to non-performing loans	217%	256%	217%	256%
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There were provisions for loan losses of $2.1 million and $4.0 million for the three and six month periods ended June 30, 2009, compared with provisions of $1.4 million and $2.1 million for the corresponding periods in 2008, respectively. The increase in the provision for loan losses is primarily due to growth and the changing mix of the loan portfolio and an increase in nonaccrual loans. Net charge-offs increased by $262 thousand and $572 thousand when comparing the three and six month periods of 2009 to the prior year, respectively. The increase in net charge-offs in 2009 related principally to commercial and consumer indirect loans. Also impacting the provision for loan losses in 2009 were considerations of general economic conditions in the Company’s market area, as well as growth in the commercial and indirect loan portfolios.

Funding Activities
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of June 30, 2009, total deposits were $1.700 billion, an increase of $67.0 million in comparison to $1.633 billion as of December 31, 2008.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.336 billion and $1.280 billion as of June 30, 2009 and December 31, 2008, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of June 30, 2009, total public deposits were $364.8 million in comparison to $352.8 million as of December 31, 2008. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line-of-credit, as well as, amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $30.1 million and $30.7 million as of June 30, 2009 and December 31, 2008, respectively. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $37.0 million of immediate credit capacity with FHLB as of June 30, 2009. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company has $8.1 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, of which none was outstanding at June 30, 2009. The FRB credit capacity is collateralized by securities from the Company’s investment portfolio.
The Company also had $70.0 million of credit available under unsecured lines of credit with various banks as of June 30, 2009. There were no advances outstanding on these lines of credit as of June 30, 2009. The Company also utilizes short-term retail repurchase agreements with customers as a source of funds. These short-term repurchase agreements amounted to $33.1 million and $23.5 million as of June 30, 2009 and December 31, 2008, respectively.
Equity Activities
Total shareholders’ equity amounted to $192.5 million as of June 30, 2009, an increase of $2.2 million from $190.3 million as of December 31, 2008. The increase in shareholders’ equity resulted primarily from the $1.6 million in undistributed profits from operations through the first six months ended June 30, 2009.
The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the New York State Banking Department (“NYSBD”). At June 30, 2009, the Bank’s regulatory capital ratios exceeded all regulatory requirements.

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
Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB.
The primary sources of liquidity for FII are dividends from the Bank and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets. Five Star Investment Services relies on cash flows from operations and funds from FII when necessary.
The Company’s cash and cash equivalents were $81.3 million as of June 30, 2009, an increase of $26.1 million from $55.2 million as of December 31, 2008. The Company’s net cash provided by operating activities totaled $14.7 million. Net cash used in investing activities totaled $61.1 million, which included cash outflows of $116.4 million for net loan originations and cash inflows of $55.5 million from investment securities transactions. Net cash provided by financing activities of $72.6 million was primarily attributed to a combined $76.7 million increase in deposits and net borrowings, offset against $3.6 million in dividend payments.
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

The Company’s and the Bank’s actual and required regulatory capital ratios as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Tier 1 leverage:
Company	$152,362	7.84%	$77,783	4.00%	$97,229	5.00%
Bank (FSB)	144,361	7.44	77,640	4.00	97,051	5.00
Tier 1 capital (to risk-weighted assets):
Company	152,362	10.69	57,027	4.00	85,540	6.00
Bank (FSB)	144,361	10.17	56,767	4.00	85,150	6.00
Total risk-based capital (to risk-weighted assets):
Company	170,217	11.94	114,053	8.00	142,567	10.00
Bank (FSB)	162,136	11.42	113,534	8.00	141,917	10.00

December 31, 2008:
Tier 1 leverage:
Company	$150,426	8.05%	$74,764	4.00%	$93,456	5.00%
Bank (FSB)	120,484	6.46	74,586	4.00	93,232	5.00
Tier 1 capital (to risk-weighted assets):
Company	150,426	11.83	50,881	4.00	76,322	6.00
Bank (FSB)	120,484	9.52	50,624	4.00	75,936	6.00
Total risk-based capital (to risk-weighted assets):
Company	166,362	13.08	101,762	8.00	127,203	10.00
Bank (FSB)	136,340	10.77	101,248	8.00	126,560	10.00
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Due to these requirements, as of June 30, 2009, the Bank is required to obtain approval from the New York State Banking Department for future dividend payments.
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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 6, 2009. Of 10,805,319 shares entitled to vote at the meeting, 9,330,270 shares were voted. The following matters were voted on at the meeting:
Proposal 1: To elect three Directors for a term of three years. Votes for each nominee were as follows:

		Votes
Nominee	Votes For	Withheld

Karl V. Anderson, Jr.	9,236,145	94,125
Erland E. Kailbourne	8,800,673	529,597
Robert N. Latella	9,192,711	137,559
On February 20, 2009, John R. Tyler, Jr. informed the Company that he would not be standing for re-election when his term expired at the Annual Meeting of Shareholders on May 6, 2009. Terms of our other directors, John E. Benjamin, Barton P. Dambra, Susan R. Holliday, Peter G. Humphrey, Thomas P. Connolly, Samuel M. Gullo, James L. Robinson and James H. Wyckoff had not expired at the time of the Annual Meeting and they continued in office.
Proposal 2: To adopt the Company’s 2009 Management Stock Incentive Plan.

	Votes	Votes	Broker
Votes For	Against	Abstained	Non-votes

6,828,198	956,730	57,099	1,488,243
Proposal 3: To adopt the Company’s 2009 Directors’ Stock Incentive Plan.

	Votes	Votes	Broker
Votes For	Against	Abstained	Non-votes

7,157,685	621,971	62,371	1,488,243
Proposal 4: Non-binding approval of the Named Executive Officers’ Compensation.

	Votes	Votes
Votes For	Against	Abstained

7,925,830	1,336,306	68,130

ITEM 6. Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Filed Herewith

10.9	2009 Directors’ Stock Incentive Plan	Filed Herewith

10.10	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.11	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 30, 2005

10.12	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 30, 2005

10.13	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated March 30, 2005

10.14	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated March 30, 2005

10.15	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated March 30, 2005

10.16	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated March 14, 2005

Exhibit
Number	Description	Location
10.17	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.18	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 24, 2008

10.19	Amendment to Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 1, 2009

10.20	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 24, 2008

10.21	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	,	August 5, 2009
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald A. Miller	,	August 5, 2009
Ronald A. Miller
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description	Location
10.8	2009 Management Stock Incentive Plan	Filed Herewith

10.9	2009 Directors’ Stock Incentive Plan	Filed Herewith

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith