Form 10-Q
period 2009-09-30
FINANCIAL INSTITUTIONS INC
filed 2009-11-04
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 10,820,268 shares of Common Stock, $0.01 par value, outstanding as of October 30, 2009.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$48,721	$34,528
Federal funds sold and interest-bearing deposits in other banks	11,385	20,659

Total cash and cash equivalents	60,106	55,187

Securities available for sale, at fair value	625,744	547,506
Securities held to maturity, at amortized cost (fair value of $46,122 and $59,147, respectively)	45,056	58,532
Loans held for sale	1,032	1,013
Loans	1,259,362	1,121,079
Less: Allowance for loan losses	20,782	18,749

Loans, net	1,238,580	1,102,330
Company owned life insurance	24,532	23,692
Premises and equipment, net	35,210	36,712
Goodwill	37,369	37,369
Other assets	70,576	54,578

Total assets	$2,138,205	$1,916,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$298,972	$292,586
Interest-bearing demand	383,982	344,616
Savings and money market	402,042	348,594
Certificates of deposit	712,182	647,467

Total deposits	1,797,178	1,633,263

Short-term borrowings	73,265	23,465
Long-term borrowings	46,848	47,355
Other liabilities	24,979	22,536

Total liabilities	1,942,270	1,726,619

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value, 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference of $37,515; net of $1,760 and $2,016 discount, respectively	35,755	35,499
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,330	53,074
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	26,815	26,397
Retained earnings	127,941	124,952
Accumulated other comprehensive loss	(2,381)	(4,013)
Treasury stock, at cost — 529,826 and 550,103 shares, respectively	(9,883)	(10,223)

Total shareholders’ equity	195,935	190,300

Total liabilities and shareholders’ equity	$2,138,205	$1,916,919

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$18,712	$17,018	$53,618	$50,146
Interest and dividends on investment securities	4,965	7,472	16,401	23,648
Other interest income	20	68	73	572

Total interest income	23,697	24,558	70,092	74,366

Interest expense:
Deposits	4,826	6,538	14,729	23,193
Short-term borrowings	77	287	171	571
Long-term borrowings	716	987	2,142	2,584

Total interest expense	5,619	7,812	17,042	26,348

Net interest income	18,078	16,746	53,050	48,018
Provision for loan losses	2,620	1,891	6,614	3,965

Net interest income after provision for loan losses	15,458	14,855	46,436	44,053

Noninterest income:
Service charges on deposits	2,643	2,794	7,480	7,812
ATM and debit card	920	852	2,639	2,460
Loan servicing	304	112	1,031	530
Company owned life insurance	271	223	806	269
Broker-dealer fees and commissions	238	363	741	1,223
Net gain on sale of loans held for sale	129	48	545	304
Net gain on investment securities	1,721	12	2,928	232
Impairment charges on investment securities	(2,318)	(34,554)	(4,101)	(38,345)
Net gain on sale and disposal of other assets	19	102	177	254
Other	479	700	1,366	1,589

Total noninterest income (loss)	4,406	(29,348)	13,612	(23,672)

Noninterest expense:
Salaries and employee benefits	8,253	7,021	25,421	23,626
Occupancy and equipment	2,730	2,642	8,289	7,789
FDIC assessments	753	236	3,026	369
Professional services	532	467	1,972	1,504
Computer and data processing	578	603	1,757	1,764
Supplies and postage	473	475	1,414	1,353
Advertising and promotions	227	472	650	905
Other	1,596	1,493	5,131	4,757

Total noninterest expense	15,142	13,409	47,660	42,067

Income (loss) before income taxes	4,722	(27,902)	12,388	(21,686)
Income tax expense	1,313	524	3,384	1,330

Net income (loss)	$3,409	$(28,426)	$9,004	$(23,016)

Preferred stock dividends, net of amortization	927	371	2,770	1,112

Net income (loss) applicable to common shareholders	$2,482	$(28,797)	$6,234	$(24,128)

Earnings (loss) per common share (Note 2):
Basic	$0.23	$(2.66)	$0.58	$(2.21)
Diluted	$0.23	$(2.66)	$0.57	$(2.21)
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Loss	Stock	Equity

Balance at January 1, 2009	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300

Comprehensive income:
Net income	—	—	—	9,004	—	—	9,004
Other comprehensive income, net of tax	—	—	—	—	1,632	—	1,632

Total comprehensive income							10,636
Issuance costs of Series A Preferred Stock		—	(68)	—	—	—	(68)
Share-based compensation plans:
Share-based compensation	—	—	690	—	—	—	690
Stock options exercised	—	—	(4)	—	—	19	15
Restricted stock awards issued, net	—	—	(170)	—	—	170	—
Directors’ retainer			(30)			151	121
Accrued undeclared cumulative dividend on
Series A Preferred Stock, net of amortization	256	—	—	(450)	—	—	(194)
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series A Preferred-$161.11 per share	—	—	—	(1,209)	—	—	(1,209)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,108)	—	—	(1,108)
Common-$0.30 per share	—	—	—	(3,245)	—	—	(3,245)

Balance at September 30, 2009	$53,330	$113	$26,815	$127,941	$(2,381)	$(9,883)	$195,935

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$9,004	$(23,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,067	2,922
Net amortization of premiums and discounts on investment securities	1,792	374
Provision for loan losses	6,614	3,965
Amortization of unvested stock-based compensation	690	529
Deferred income tax expense (benefit)	5,562	(1,865)
Proceeds from sale of loans held for sale	76,704	25,401
Originations of loans held for sale	(76,178)	(25,199)
Increase in company owned life insurance	(806)	(269)
Net gain on investment securities	(2,928)	(232)
Impairment charge on investment securities	4,101	38,345
Net gain on sale of loans held for sale	(545)	(304)
Net gain on sale and disposal of other assets	(177)	(254)
(Increase) decrease in other assets	(5,095)	129
Increase (decrease) in other liabilities	1,562	(2,727)

Net cash provided by operating activities	23,367	17,799

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(451,137)	(287,678)
Held to maturity	(22,350)	(44,065)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	243,439	270,367
Held to maturity	36,512	40,924
Proceeds from sale of securities available for sale	127,142	51,545
Net loan originations	(159,750)	(116,772)
Purchase of company owned life insurance	(34)	(20,066)
Proceeds from sales of other assets	1,577	1,395
Purchase of premises and equipment	(1,439)	(4,058)

Net cash used by investing activities	(226,040)	(108,408)

Cash flows from financing activities:
Net increase in deposits	163,915	84,443
Net increase in short-term borrowings	49,800	21,566
Proceeds from long-term borrowings	—	30,000
Repayment of long-term borrowings	(507)	(5,092)
Purchase of common stock	—	(4,698)
Issuance of preferred and common shares	(68)	112
Stock options exercised	15	32
Cash dividends paid to preferred shareholders	(2,320)	(1,112)
Cash dividends paid to common shareholders	(3,243)	(4,611)

Net cash provided by financing activities	207,592	120,640

Net increase in cash and cash equivalents	4,919	30,031
Cash and cash equivalents, beginning of period	55,187	46,673

Cash and cash equivalents, end of period	$60,106	$76,704

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Financial Institutions, Inc., a financial holding company organized under the laws of New York State, and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company owns 100% of Five Star Bank, a New York State-chartered bank, and Five Star Investment Services, Inc., a broker-dealer subsidiary offering noninsured investment products. The Company also owns 100% of FISI Statutory Trust I (the “Trust”), which was formed in February 2001 for the purpose of issuing trust preferred securities. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.
Basis of Presentation
The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its subsidiaries. The Trust is not included in the consolidated financial statements of the Company under the requirements of the Variable Interest Entities Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation.
These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of operations, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates relate to the determination of the allowance for loan losses, assumptions used in the defined benefit pension plan accounting, the valuation of goodwill and deferred tax assets, and the valuation and other than temporary impairment considerations related to the securities portfolio.
Cash Flow Information
Supplemental cash flow information addressing certain cash payments (receipts) and noncash investing and financing activities was as follows (in thousands):

	Nine months ended
	September 30,
	2009	2008
Cash payments (receipts):
Interest	$15,338	$28,306
Income taxes	(1,312)	2,349
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$903	$756
Accrued and declared unpaid dividends	1,692	1,992
Increase in net unsettled security transactions	16,795	1,814
Loans securitized	15,983	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Pronouncements
Accounting Standards Codification. The ASC became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. The ASC was not intended to change or alter existing GAAP, and therefore did not have an impact on the Company’s financial statements.
Earnings Per Share. On January 1, 2009, the Company adopted the requirements of the ASC subsections regarding Participating Securities and the Two-Class Method as those requirements relate to the calculation of earnings per common share. The ASC provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. The Company has shares of restricted stock outstanding that are participating securities under the provisions of the ASC. Accordingly, the Company has computed earnings per common share using the two-class method described in the ASC beginning January 1, 2009, and has retrospectively adjusted previously reported earnings per common share data to conform to the two-class method.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued new guidance regarding disclosures in the Derivatives and Hedging Topic of the ASC (Derivative Disclosure Guidance). The Derivative Disclosure Guidance requires expanded disclosure to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under the Derivatives and Hedging Topic, and (iii) how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. To meet those objectives, the Derivative Disclosure Guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The Derivative Disclosure Guidance became effective for the Company on January 1, 2009 and its adoption did not have an impact on the Company’s financial statements.
Fair Value Determination. In April 2009, the FASB issued guidance (“Fair Value Determination Guidance”) in the Fair Value Measurements and Disclosures Topic of the ASC regarding the determination of fair value in instances where market conditions result in either inactive markets for assets and liabilities or disorderly transactions within markets. The Fair Value Determination Guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The Fair Value Determination Guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The Fair Value Determination Guidance became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have a significant impact on the Company’s financial statements.
Other-Than-Temporary Impairments. In April 2009, the FASB issued guidance in the Investments-Debt and Equity Securities Topic of the ASC regarding the recognition and presentation of Other-Than-Temporary Impairments (“OTTI Guidance”). The OTTI Guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the OTTI Guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The OTTI Guidance became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have a significant impact on the Company’s financial statements.
Interim Disclosure about Fair Value of Financial Instruments. In April 2009, the FASB amended the Fair Value of Financial Instruments Subsection of the ASC to require an entity to provide disclosures about fair value of financial instruments in interim financial information (“Fair Value Disclosure Amendment”). The Fair Value Disclosure Amendment requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial condition. The Fair Value Disclosure Amendment became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have a significant effect on Company’s financial statements. The Company has included the disclosures required by the Fair Value Disclosure Amendment in Note 9, Fair Value Measurements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Subsequent Events. The Company has applied the provisions of the Subsequent Events Topic of the ASC to its consolidated interim financial statements for periods ended after June 15, 2009. The Subsequent Event Topic establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. Accordingly, the Company has evaluated events and transactions occurring through November 4, 2009, the date the consolidated interim financial statements were issued, for potential recognition or disclosure in the financial statements.
Recently Issued Accounting Pronouncements not Yet Adopted
In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. These new pronouncements will be effective January 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.
Disclosures about Retirement Benefits. Effective for fiscal years ending after December 15, 2009, the Compensation — Retirement Benefits Topic, requires additional disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan. The requirements include disclosing investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets, and valuation techniques used to measure the fair value of plan assets. Adoption of these additional requirements will not have a significant impact on the Company’s financial statements.
(2.) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts). The Company uses the two-class method prescribed by the Earnings Per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shareholders	$2,482	(28,797)	6,234	(24,128)
Less: Earnings (loss) allocated to participating securities	18	(224)	52	(175)

Earnings allocated to common shares outstanding	$2,464	$(28,573)	$6,182	$(23,953)

Weighted average common shares used to calculate basic EPS	10,738	10,738	10,726	10,852
Add: Effect of common stock equivalents	41	—	38	—

Weighted average common shares used to calculate diluted EPS	10,779	10,738	10,764	10,852

Earnings (loss) per common share:
Basic	$0.23	$(2.66)	$0.58	$(2.21)
Diluted	$0.23	$(2.66)	$0.57	$(2.21)

Shares subject to the following securities were considered antidilutive and, therefore, excluded from the computation of diluted EPS:
Stock options	553	452	528	423
Restricted stock awards	—	31	14	24
Warrant	378	—	378	—

	931	483	920	447

All shares of restricted stock are deducted from weighted average shares outstanding for the computation of basic EPS. Shares of restricted stock, stock options, and warrant are included in the calculation of diluted EPS using the treasury stock method.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$177,237	$270	$242	$177,265
State and political subdivisions	86,417	3,258	3	89,672
Mortgage-backed securities:
Federal National Mortgage Association	80,254	1,616	78	81,792
Federal Home Loan Mortgage Corporation	51,722	1,078	17	52,783
Government National Mortgage Association	118,154	917	35	119,036
Collateralized mortgage obligations:
Federal National Mortgage Association	18,121	244	122	18,243
Federal Home Loan Mortgage Corporation	23,481	486	20	23,947
Government National Mortgage Association	52,325	40	68	52,297
Privately issued	8,825	464	361	8,928

Total collateralized mortgage obligations	102,752	1,234	571	103,415

Total mortgage-backed securities	352,882	4,845	701	357,026
Asset-backed securities	1,415	366	—	1,781

Total available for sale securities	$617,951	$8,739	$946	$625,744

Securities held to maturity:
State and political subdivisions	$45,056	$1,066	$—	$46,122

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$67,871	$609	$307	$68,173
State and political subdivisions	129,572	2,181	42	131,711
Mortgage-backed securities:
Federal National Mortgage Association	136,348	3,725	86	139,987
Federal Home Loan Mortgage Corporation	94,960	2,649	14	97,595
Government National Mortgage Association	1,926	17	25	1,918
Collateralized mortgage obligations:
Federal National Mortgage Association	17,856	74	642	17,288
Federal Home Loan Mortgage Corporation	44,838	334	214	44,958
Government National Mortgage Association	1,350	9	—	1,359
Privately issued	42,296	5	2,854	39,447

Total collateralized mortgage obligations	106,340	422	3,710	103,052

Total mortgage-backed securities	339,574	6,813	3,835	342,552
Asset-backed securities	3,918	—	—	3,918
Equity securities	923	281	52	1,152

Total available for sale securities	$541,858	$9,884	$4,236	$547,506

Securities held to maturity:
State and political subdivisions	$58,532	$619	$4	$59,147

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales of securities available for sale were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds from sales	$45,878	$4,000	$144,623	$51,545
Gross realized gains	1,887	12	4,860	235
Gross realized losses	166	—	1,932	3
The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2009 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$47,364	$47,864
Due from one to five years	196,173	200,082
Due after five years through ten years	72,306	73,301
Due after ten years	302,108	304,497

	$617,951	$625,744

Debt securities held to maturity:
Due in one year or less	$35,689	$35,940
Due from one to five years	7,087	7,572
Due after five years through ten years	1,791	2,022
Due after ten years	489	588

	$45,056	$46,122

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (in thousands).

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$70,112	$37	$10,303	$205	$80,415	$242
State and political subdivisions	20	1	195	2	215	3
Mortgage-backed securities:
Federal National Mortgage Association	16,716	77	3	1	16,719	78
Federal Home Loan Mortgage Corporation	5,346	17	—	—	5,346	17
Government National Mortgage Association	13,984	34	61	1	14,045	35
Collateralized mortgage obligations:
Federal National Mortgage Association	374	1	5,581	121	5,955	122
Federal Home Loan Mortgage Corporation	569	2	888	18	1,457	20
Government National Mortgage Association	15,961	68	—	—	15,961	68
Privately issued	—	—	3,427	361	3,427	361

Total collateralized mortgage obligations	16,904	71	9,896	500	26,800	571

Total mortgage-backed securities	52,950	199	9,960	502	62,910	701

Total available for sale securities	123,082	237	20,458	709	143,540	946

Securities held to maturity:
State and political subdivisions	—	—	—	—	—	—

Total temporarily impaired securities	$123,082	$237	$20,458	$709	$143,540	$946

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
During the third quarter of 2009, the Company recorded OTTI charges totaling $2.3 million on 12 pooled trust preferred securities, all of which were designated as impaired due to reasons of credit quality, and one privately issued whole loan collateralized mortgage obligation (“CMO”) which the Company has determined it intends to sell.
The following summarizes the amounts of OTTI recognized during the periods presented by investment category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Mortgage-backed securities — Privately issued whole loan CMOs	$126	$—	$1,859	$1,728
Other asset-backed securities — Trust preferred securities	2,192	3,529	2,242	5,592
Equity securities — Auction rate securities	—	31,025	—	31,025

	$2,318	$34,554	$4,101	$38,345

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
As of September 30, 2009, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.
Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of operations.
(4.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $16.3 million and $12.3 million as of September 30, 2009 and December 31, 2008, respectively, are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008

Commercial	$197,404	$158,543
Commercial real estate	296,648	262,234
Agricultural	42,545	44,706
Residential real estate	147,447	177,683
Consumer indirect	345,448	255,054
Consumer direct and home equity	229,870	222,859

Total loans	1,259,362	1,121,079
Less: Allowance for loan losses	20,782	18,749

Total loans, net	$1,238,580	$1,102,330

(5.) GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill totaled $37.4 million as of September 30, 2009 and December 31, 2008. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant. As of September 30, 2009, the Company performed the annual goodwill impairment test and determined that no impairment existed.
Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6.) COMPREHENSIVE INCOME (LOSS)
Presented below is a reconciliation of net income (loss) to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated (in thousands):

	Nine months ended September 30,
	2009			2008
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains (losses) arising during the period	$972	$376	$596	$(53,276)	$(20,610)	$(32,666)
Reclassification adjustments:
Realized net gains included in income	(2,928)	(1,133)	(1,795)	(232)	(90)	(142)
Impairment charges included in income	4,101	1,587	2,514	38,345	14,834	23,511

	2,145	830	1,315	(15,163)	(5,866)	(9,297)
Pension and post-retirement benefit liabilities	517	200	317	(34)	(14)	(20)

Other comprehensive income (loss)	$2,662	$1,030	1,632	$(15,197)	$(5,880)	(9,317)

Net income (loss)			9,004			(23,016)

Comprehensive income (loss)			$10,636			$(32,333)

The components of accumulated other comprehensive loss, net of tax, for the periods indicated were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Net unrealized gain on securities available for sale	$4,778	$3,463
Unfunded pension and post-retirement benefit liabilities	(7,159)	(7,476)

	$(2,381)	$(4,013)

(7.) SHARE-BASED COMPENSATION PLANS
The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee of the Board. On May 6, 2009 the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”). An aggregate of 690,000 shares has been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants all which are defined in the Plan. An aggregate of 250,000 shares has been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all which are defined in the Plan.
The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.
The Company awarded grants of 48,500 restricted shares to certain key officers during the nine months ended September 30, 2009. The market price of the restricted shares on the date of grant was $13.21. Both a performance requirement and a service requirement must be satisfied before the participant becomes vested in the shares. The performance period for the awards is the Company’s fiscal year ending on December 31, 2009. As a result of not satisfying certain performance requirements for the fiscal year ending December 31, 2008, 41,200 restricted shares granted in the first nine months of 2008 were forfeited during the first nine months of 2009. There was no reversal of restricted stock award expense required during the nine months ended September 30, 2009, as the Company reduced share-based compensation expense related to the forfeited shares during 2008. During the nine months ended September 30, 2009 the Company granted 8,000 restricted shares to directors, of which 4,000 shares vested immediately and 4,000 shares will vest after completion of a one-year service requirement. The market price of the restricted shares on the date of grant was $14.86.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(7.) SHARE-BASED COMPENSATION PLANS (Continued)
The share-based compensation expense associated included in the consolidated statements of operations (unaudited) is as follows for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options:
Management Stock Incentive Plan	$57	$125	$179	$304
Director Stock Incentive Plan	11	12	34	28

	68	137	213	332
Restricted stock awards:
Management Stock Incentive Plan	92	(160)	394	197
Director Stock Incentive Plan	15	—	83	—

	107	(160)	477	197

Total share-based compensation	$175	$(23)	$690	$529

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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$423	$364	$1,267	$1,092
Interest cost on projected benefit obligation	456	391	1,369	1,171
Expected return on plan assets	(462)	(524)	(1,386)	(1,570)
Amortization of unrecognized prior service cost	3	3	9	9
Amortization of unrecognized loss	182	—	546	—

Net periodic pension cost	$602	$234	$1,805	$702

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
Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2008 or during the first nine months of 2009. The expense included in salaries and employee benefits in the consolidated statements of operations for this plan amounted to $234 thousand and $244 thousand for the three months ended September 30, 2009 and September 30, 2008, respectively. For the nine months ended September 30, 2009 and September 30, 2008 the expense for the plan amounted to $686 thousand and $760 thousand, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) EMPLOYEE BENEFIT PLANS (Continued)
Supplemental Executive Retirement Plans
During the third quarter of 2008 the Company established non-qualified supplemental executive retirement plans (“SERPs”) for two active executives. The Company has accrued a liability, all of which is unfunded, of $876 thousand as of September 30, 2009, and recorded expense of $78 thousand and $567 thousand for the three and nine month periods, respectively, ended September 30, 2009. The Company expensed $76 thousand during the three month and nine months periods ended September 30, 2008.
(9.) FAIR VALUE MEASUREMENTS
Valuation Hierarchy
On January 1, 2008, the Company adopted the Fair Value Measurements and Disclosures Topic of the ASC (“Fair Value Topic”). The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Topic establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets measured and recorded at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$177,265	$—	$177,265
State and political subdivisions	—	89,672	—	89,672
Mortgage-backed securities	—	357,026	—	357,026
Asset-backed securities:
Trust preferred securities	—	—	1,335	1,335
Other	—	350	96	446

Total available for sale securities	$—	$624,313	$1,431	$625,744

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
The following table presents changes in Level 3 available for sale securities measured at fair value on a recurring basis during the nine months ended September 30, 2009 (in thousands):

Balance at December 31, 2008	$3,772
Capitalized interest	184
Principal paydowns and amortization of premiums	(9)
Coupon payments applied to principal	(224)
Total losses (realized/unrealized):
Included in earnings	(2,192)
Included in other comprehensive income	(100)

Balance at September 30, 2009	$1,431

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of September 30, 2009, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale are carried at the lower of cost or fair value. As of September 30, 2009, a valuation allowance against loans held for sale was not necessary as their fair value was in excess of their cost. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights (“MSR”) are carried at the lower of cost or fair value. Due primarily to a decline in the estimated prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSR increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $165 thousand during the first nine months of 2009. A valuation allowance of $197 thousand existed as of September 30, 2009. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
During the third quarter of 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1.1 million were reduced by specific valuation allowance allocations totaling $247 thousand to a total reported fair value of $872 thousand. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the three or nine month periods ended September 30, 2009.
Fair Value of Financial Instruments
The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.
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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at September 30, 2009 and December 31, 2008 may not necessarily represent the underlying fair value of the Company.
The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$60,106	$60,106	$55,187	$55,187
Securities available for sale	625,744	625,744	547,506	547,506
Securities held to maturity	45,056	46,122	58,532	59,147
Loans held for sale	1,032	1,055	1,013	1,032
Loans	1,238,580	1,305,274	1,102,330	1,169,660
Company owned life insurance	24,532	24,532	23,692	23,692
Accrued interest receivable	8,777	8,777	7,556	7,556
FHLB and FRB stock	7,185	7,185	6,035	6,035

Financial liabilities:
Demand, savings and money market deposits	1,084,996	1,084,996	985,796	985,796
Time deposits	712,182	719,037	647,467	654,334
Short-term borrowings	73,265	73,265	23,465	23,465
Long-term borrowings (excluding junior subordinated debentures)	30,146	31,097	30,653	32,005
Junior subordinated debentures	16,702	12,249	16,702	12,232
Accrued interest payable	8,745	8,745	7,041	7,041

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
•
declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are consistent with predominant practices in the banking industry. Application of critical accounting policies, which are those policies that management believes are the most important to the Company’s financial condition and results, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.
The Company has numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of other-than-temporary impairment (“OTTI”), and accounting for defined benefit plans require particularly subjective or complex judgments important to the Company’s financial condition and results of operations, and, as such, are considered to be critical accounting policies. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
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
During third quarter of 2009, we announced the appointment of Karl F. Krebs to the position of Executive Vice President and Chief Financial Officer (“CFO”). Mr. Krebs succeeded Mr. Ronald Miller, who retired as CFO effective October 1, 2009 as part of the Company’s management succession plan. As previously announced, Mr. Miller will continue to serve as Executive Vice President and Secretary and will be assisting with the transition and special projects until his formal retirement in early 2010.
RESULTS OF OPERATIONS
Summary of Performance
Net income was $3.4 million for the third quarter of 2009 compared to a net loss of $28.4 million for the third quarter of 2008. Net income applicable to common shareholders for the third quarter of 2009 was $2.5 million, or $0.23 per diluted share, compared with a net loss of $28.8 million, or $2.66 per diluted share, for the third quarter of last year. Net income for the nine months ended September 30, 2009 totaled $9.0 million compared to a net loss of $23.0 million for the same period in 2008. For the first nine months of 2009 net income applicable to common shareholders was $6.2 million, or $0.57 per diluted share, compared with a net loss of $24.1 million, or $2.21 per diluted share, for the first nine months of 2008.
Included in the results for the three and nine month periods ended September 30, 2008, is a pre-tax OTTI charge of $31.0 million related to auction rate preferred equity securities collateralized by preferred stock of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). The tax benefit recognized on this OTTI charge was based on its treatment being classified as a capital loss for tax purposes, which significantly limited the tax benefit. A provision of EESA, enacted during the fourth quarter of 2008, permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, increased the tax benefit to the Company in the fourth quarter. Had the tax benefit been recognized during the third quarter of 2008, it would have reduced the net losses for the three and nine month periods ended September 30, 2008 by $12.0 million.
Details of the changes in the various components of net income are further discussed in the sections that follow.

Net Interest Income
The principal source of the Company’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.
Net interest income was $18.1 million and $16.7 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, net interest income was $53.1 million and $48.0 million, respectively. The increases for both periods resulted primarily from favorable changes in the mix of our interest-earning assets and repricing of interest-bearing liabilities at lower interest rates.
Net interest income was $18.1 million for the third quarter, up $1.3 million or 8%, from the third quarter of 2008. For the third quarter of 2009, average loans and securities represented 66% and 31%, respectively, of average earning assets compared to 59% and 41% in the third quarter of 2008. The tax equivalent net interest margin was relatively unchanged at 3.99% and 3.98% for the third quarters of 2009 and 2008, respectively. A decrease of $861 thousand, or 4%, in total interest income was surpassed by a decrease of $2.2 million, or 28%, in total interest expense.
Interest on investment securities and interest-earning deposits was $5.0 million for the third quarter of 2009, compared to $7.5 million for the third quarter of 2008. The average balance of investment securities was $585.8 million with an average tax equivalent yield of 3.79% for the third quarter of 2009, compared to an average balance of $721.4 million with an average yield of 4.66% for the third quarter of 2008. The decrease in yield is primarily due to lower market interest rates, coupled with less risk and shorter average maturities in the investment securities. In addition, selected higher yielding securities were sold for gains during the three months ended September 30, 2009. The sale of these securities, coupled with principal payments, maturities and calls on investment securities has contributed to lower interest income as the proceeds from these transactions were reinvested at lower yields.
Interest on loans was $18.7 million for third quarter of 2009, compared to $17.0 million for the third quarter of 2008. The average balance of loans was $1.236 billion with an average yield of 6.01% for the third quarter of 2009 compared to an average balance of $1.039 billion with an average yield of 6.52% for the third quarter of 2008. Average commercial loans in the third quarter of 2009 increased $83.6 million, as compared to the third quarter of 2008 primarily due to continued strong growth in our commercial loan portfolio. The average balance of consumer indirect loans, comprised almost entirely of automobile loans, increased $133.5 million for the third quarter of 2009 over the corresponding quarter last year. This 67% increase in volume was primarily responsible for the $2.3 million increase in interest income on consumer indirect loans when comparing the third quarter of 2009 to that of 2008.
Interest on deposits was $4.8 million for the third quarter of 2009, compared to $6.5 million for the third quarter of 2008. The average balance of interest-bearing deposits was $1.430 billion with an average cost of 1.34% for the third quarter of 2009 compared to an average balance of $1.300 billion with an average cost of 2.00% for the third quarter of 2008. The average balance of noninterest-bearing deposits increased by 2% to $298.7 million during the third quarter of this year compared to the same quarter last year. The increase in the balance of total average deposits is due to a 7% increase in public and 9% increase in nonpublic deposits, while the decrease in average cost is due primarily to the beneficial repricing of certificates of deposits, and to a lesser extent savings and money market accounts, at lower interest rates. The declines in interest and average cost on total borrowed funds from last year’s third quarter to this year’s third quarter are due to a combination of lower market interest rates and average borrowings outstanding.
For the nine months ended September 30, 2009, net interest income was $53.1 million, an increase of $5.0 million or 10% over the same period in 2008. For the nine months ended September 30, 2009, average loans and securities represented 65% and 32%, respectively, of average earning assets compared to 56% and 42% for the same period in 2008. The nine month period ended September 30, 2009 reflected an increase of 15 basis points in net interest margin to 4.03% compared to the same period last year. The improved net interest margin resulted principally from lower funding costs and the benefits associated with a higher percentage of earning assets being deployed in higher yielding loan assets. A decrease of $4.3 million, or 6%, in total interest income was surpassed by a decrease of $9.3 million, or 35%, in total interest expense.
Interest on investment securities and interest-earning deposits was $16.5 million for the nine months ended September 30, 2009, compared to $24.2 million for the same period in 2008. The average balance of investment securities was $593.5 million with an average tax equivalent yield of 4.17% for the nine months ended September 30, 2009 compared to an average balance of was $739.9 million with an average yield of 4.87% for the same period in 2008. The decrease in yield is primarily due to lower market interest rates as proceeds from securities transactions, including the sale of selected higher yielding securities during the nine months ended September 30, 2009, were reinvested at lower rates. A change in the mix of the investment portfolio that included a decline in the level of tax-exempt securities and resulting interest income also contributed to the decrease in yield.

Interest on loans was $53.5 million for first nine months of 2009, compared to $50.1 million for the first nine months of 2008. The average balance of loans was $1.190 billion with an average yield of 6.01% for the nine month period ended September 30, 2009 compared to an average balance of $998.0 million with an average yield of 6.70% for the same period in 2008. Average commercial loans increased by $64.0 million during the first nine months of 2009, as compared to same period in 2008 primarily due to strong growth in our commercial loan portfolio. The average balance of consumer indirect loans, comprised almost entirely of automobile loans, increased $136.0 million for the first nine months of 2009 over the corresponding period last year. This 82% increase in volume was primarily responsible for the $6.9 million increase in interest income on consumer indirect loans when comparing the nine months ended September 30, 2009 to the same period in 2008.
Interest on deposits was $14.7 million for the nine month period ended September 30, 2009, compared to $23.2 million for the same period in 2008. The average balance of interest-bearing deposits was $1.422 billion with an average cost of 1.38% for the nine month period ended September 30, 2009 compared to an average balance of $1.326 billion with an average cost of 2.34% for the same period in 2008. The average balance of noninterest-bearing deposits increased by 4% to $288.9 million during the first nine months of this year compared to the same period last year. The increase in the balance of total average deposits is due to a 4% increase in public and a 10% increase in nonpublic deposits, while the decrease in average cost is due primarily to the beneficial repricing of certificates of deposits, and to a lesser extent savings and money market accounts, at lower interest rates.
The following table provides a reconciliation between tax equivalent net interest income as presented in the average balance sheets above and net interest income in the consolidated financial statements filed herewith in Part I, Item 1, “Financial Statements” (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net interest income (tax equivalent)	$18,669	$17,686	$55,202	$51,448
Less: tax-exempt tax equivalent adjustment	591	940	2,152	3,430

Net interest income	$18,078	$16,746	$53,050	$48,018

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$39,945	$20	0.20%	$12,897	$68	2.10%
Investment securities (1):
Taxable	450,266	3,819	3.39	493,438	5,577	4.52
Tax-exempt (2)	135,564	1,737	5.13	227,981	2,835	4.96

Total investment securities	585,830	5,556	3.79	721,419	8,412	4.66
Loans held for sale	1,490	21	5.76	799	14	6.81
Loans:
Commercial	194,803	2,299	4.68	147,350	2,244	6.06
Commercial real estate	288,658	4,515	6.20	249,769	4,234	6.74
Agricultural	43,250	597	5.48	45,965	732	6.34
Residential real estate	148,325	2,266	6.11	173,175	2,669	6.17
Consumer indirect	334,123	5,938	7.05	200,586	3,626	7.19
Consumer direct and home equity	226,355	3,076	5.39	222,241	3,499	6.26

Total loans	1,235,514	18,691	6.01	1,039,086	17,004	6.52

Total interest-earning assets	1,862,779	24,288	5.19	1,774,201	25,498	5.73

Allowance for loan losses	(20,893)			(16,385)
Other noninterest-earning assets	198,144			150,761

Total assets	$2,040,030			$1,908,577

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$361,147	$174	0.19%	$342,188	$738	0.86%
Savings and money market	369,562	271	0.29	366,449	853	0.93
Certificates of deposit	699,011	4,381	2.49	591,025	4,947	3.33

Total interest-bearing deposits	1,429,720	4,826	1.34	1,299,662	6,538	2.00
Short-term borrowings	47,794	77	0.64	52,608	287	2.17
Long-term borrowings	46,848	716	6.09	65,415	987	6.02

Total interest-bearing liabilities	1,524,362	5,619	1.46	1,417,685	7,812	2.19

Noninterest-bearing demand deposits	298,723			294,136
Other noninterest-bearing liabilities	21,925			15,652
Shareholders’ equity	195,020			181,104

Total liabilities and shareholders’ equity	$2,040,030			$1,908,577

Net interest income (tax-equivalent)		$18,669			$17,686

Interest rate spread			3.73%			3.54%

Net earning assets	$338,417			$356,516

Net interest margin (tax-equivalent)			3.99%			3.98%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.20%			125.15%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

	Nine months ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$44,209	$73	0.22%	$29,751	$572	2.57%
Investment securities (1):
Taxable	428,387	12,222	3.80	492,434	16,570	4.49
Tax-exempt (2)	165,146	6,331	5.11	247,462	10,508	5.66

Total investment securities	593,533	18,553	4.17	739,896	27,078	4.87
Loans held for sale	2,176	82	5.02	891	41	6.11
Loans:
Commercial	181,515	6,326	4.66	144,060	6,981	6.47
Commercial real estate	277,633	13,114	6.32	248,544	12,831	6.90
Agricultural	42,771	1,780	5.57	45,283	2,391	7.05
Residential real estate	163,665	7,443	6.06	169,939	8,021	6.29
Consumer indirect	301,110	15,737	6.99	165,153	8,815	7.13
Consumer direct and home equity	223,187	9,136	5.47	225,050	11,066	6.57

Total loans	1,189,881	53,536	6.01	998,029	50,105	6.70

Total interest-earning assets	1,829,799	72,244	5.27	1,768,567	77,796	5.87

Allowance for loan losses	(20,128)			(15,857)
Other noninterest-earning assets	195,985			146,313

Total assets	$2,005,656			$1,899,023

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$362,870	$584	0.22%	$343,247	$2,616	1.02%
Savings and money market	377,877	785	0.28	368,882	3,134	1.13
Certificates of deposit	681,204	13,360	2.62	613,443	17,443	3.80

Total interest-bearing deposits	1,421,951	14,729	1.38	1,325,572	23,193	2.34
Short-term borrowings	34,740	171	0.66	37,111	571	2.06
Long-term borrowings	46,935	2,142	6.09	50,089	2,584	6.88

Total interest-bearing liabilities	1,503,626	17,042	1.51	1,412,772	26,348	2.49

Noninterest-bearing demand deposits	288,918			279,064
Other noninterest-bearing liabilities	20,148			15,897
Shareholders’ equity	192,964			191,290

Total liabilities and shareholders’ equity	$2,005,656			$1,899,023

Net interest income (tax-equivalent)		$55,202			$51,448

Interest rate spread			3.76%			3.38%

Net earning assets	$326,173			$355,795

Net interest margin (tax-equivalent)			4.03%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.69%			125.18%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2009 vs. 2008			September 30, 2009 vs. 2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$53	$(101)	$(48)	$190	$(689)	$(499)
Investment securities:
Taxable	(456)	(1,302)	(1,758)	(2,004)	(2,344)	(4,348)
Tax-exempt	(1,182)	84	(1,098)	(3,233)	(944)	(4,177)
Total investment securities	(1,433)	(1,423)	(2,856)	(4,907)	(3,618)	(8,525)
Loans held for sale	10	(3)	7	49	(8)	41
Loans:
Commercial	627	(572)	55	1,570	(2,225)	(655)
Commercial real estate	625	(344)	281	1,428	(1,145)	283
Agricultural	(41)	(94)	(135)	(127)	(484)	(611)
Residential real estate	(380)	(23)	(403)	(290)	(288)	(578)
Consumer indirect	2,374	(62)	2,312	7,110	(188)	6,922
Consumer direct and home equity	64	(487)	(423)	(91)	(1,839)	(1,930)

Total loans	3,041	(1,354)	1,687	8,983	(5,552)	3,431

Total interest-earning assets	1,232	(2,442)	(1,210)	2,624	(8,176)	(5,552)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	39	(603)	(564)	142	(2,174)	(2,032)
Savings and money market	7	(589)	(582)	74	(2,423)	(2,349)
Certificates of deposit	808	(1,374)	(566)	1,770	(5,853)	(4,083)

Total interest-bearing deposits	604	(2,316)	(1,712)	1,582	(10,046)	(8,464)
Short-term borrowings	(24)	(186)	(210)	(34)	(366)	(400)
Long-term borrowings	(284)	13	(271)	(156)	(286)	(442)

Total interest-bearing liabilities	552	(2,745)	(2,193)	1,600	(10,906)	(9,306)

Change in net interest income	$680	$303	$983	$1,024	$2,730	$3,754

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $2.6 million and $6.6 million for the three and nine months ended September 30, 2009, respectively, compared with $1.9 million and $4.0 million for the same periods in 2008, respectively. The increases were primarily due to the increased size of our lending portfolio and higher net charge-offs. See “Non-Performing Assets and Allowance for Loan Losses” included herein for additional information.

Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Noninterest income:
Service charges on deposits	$2,643	$2,794	$7,480	$7,812
ATM and debit card	920	852	2,639	2,460
Loan servicing	304	112	1,031	530
Company owned life insurance	271	223	806	269
Broker-dealer fees and commissions	238	363	741	1,223
Net gain on sale of loans held for sale	129	48	545	304
Net gain on investment securities	1,721	12	2,928	232
Impairment charges on investment securities	(2,318)	(34,554)	(4,101)	(38,345)
Net gain on sale of other assets	19	102	177	254
Other	479	700	1,366	1,589

Total noninterest income (loss)	$4,406	$(29,348)	$13,612	$(23,672)

The components of noninterest income fluctuated as discussed below.
Service charges on deposits declined in comparison to the prior year on both a quarter-to-date and year-to-date basis, a direct result of fewer customer overdrafts and related service fees. Conversely, ATM and debit card income increased during those same periods as the increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage fees.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized mortgage servicing assets. Loan servicing income increased in the three and nine month periods ended September 30, 2009 compared to the same periods a year ago, mainly from an increase in the sold and serviced residential real estate portfolio and a recovery in the fair value of capitalized mortgage servicing assets.
The Company invested $20.0 million in company owned life insurance during the third quarter of 2008, resulting in the $48 thousand and $537 thousand increase in income during the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.
Broker-dealer fees and commissions were down $125 thousand, or 34%, and $482 thousand, or 39%, in the three and nine month months ended September 30, 2009 compared to the same periods a year ago. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which has declined during 2009 as a result of current market and economic conditions.
The $1.7 million net gain on sale of investment securities for the third quarter of 2009 is comprised of $1.9 million in gross gains, primarily from securities issued by U.S. government sponsored agencies, and $141 thousand in gross losses on sales of privately issued whole loan collateralized mortgage obligations (“CMOs”).
Impairment charges on investment securities included valuation write-downs of $2.2 million on pooled trust preferred securities and a $126 thousand write-down on a privately issued whole loan CMO in the third quarter of 2009. The third quarter of 2008 impairment charges totaling $34.6 million related to auction rate preferred equity securities and pooled trust preferred securities. See “Investing Activities” herein for additional information.

Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Noninterest expense:
Salaries and employee benefits	$8,253	$7,021	$25,421	$23,626
Occupancy and equipment	2,730	2,642	8,289	7,789
FDIC assessments	753	236	3,026	369
Professional services	532	467	1,972	1,504
Computer and data processing	578	603	1,757	1,764
Supplies and postage	473	475	1,414	1,353
Advertising and promotions	227	472	650	905
Other	1,596	1,493	5,131	4,757

Total noninterest expense	$15,142	$13,409	$47,660	$42,067

The components of noninterest expense fluctuated as discussed below.
Salaries and benefits for both the three and nine month periods of 2009 increased over the comparable 2008 periods despite reductions in the number of full-time equivalent employees (“FTEs”). Salaries and wages expense increased $773 thousand and $187 thousand in the three and nine month periods ended September 30, 2009, compared to the same periods a year ago. The 2008 expense amounts were reduced by $1.0 million in reversals of accrued compensation expense in recognition of certain 2008 financial results not being met. Employee benefit costs expense increased $460 thousand and $1.6 million in the three and nine month periods ended September 30, 2009, compared to the same periods a year ago, due largely to higher retirement plan expense.
The Company experienced increases of 3% and 6% in occupancy and equipment expense in the three and nine month periods ended September 30, 2009, compared to the same periods a year ago, as a result of additional expenses related to the opening of two new branches at the end of 2008, combined with increased software maintenance costs.
FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, increased by $517 thousand from $236 thousand for the three months ended September 30, 2008 to $753 thousand for the three months ended September 30, 2009. Similarly, FDIC assessments increased by $2.7 million from $369 thousand for the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009. The increases resulted from a combination of an increase in deposit levels subject to insurance premiums and higher FDIC insurance premium rates during the 2009 periods, coupled with utilization of approximately $367 thousand in carryforward credits that reduced expense during the first six months of 2008. In addition, the 2009 year-to-date amount includes a $923 thousand special assessment recognized during the second quarter.
Professional services increased $65 thousand and $468 thousand in the three and nine month periods ended September 30, 2009, compared to the same periods a year ago. The Company has incurred higher expenses associated with loan workouts and consulting services during 2009.
The efficiency ratio for the third quarter of 2009 was 63.43% compared with 58.10% for the third quarter of 2008, and 67.51% for the nine months ended September 30, 2009, compared to 63.17% for the same period a year ago. The 2009 efficiency ratios, compared to 2008, reflect higher levels of noninterest expense, primarily salaries and employee benefits and FDIC assessments, partially offset by increases in net interest income. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
The Company recorded income tax expense of $1.3 million in the third quarter of 2009, compared to $524 thousand in the third quarter of 2008. For the nine month period ended September 30, 2009, income tax expense totaled $3.4 million compared to $1.3 million in the same period of 2008. These changes were primarily due to the Company’s recognition of a $12.0 million valuation allowance against its deferred tax assets as of September 30, 2008, which was subsequently eliminated in the fourth quarter of 2008. The recognition of the valuation allowance resulted in a $12.0 million reduction of the tax benefit for the three and nine month periods ended September 30, 2008. The effective tax rates recorded for 2009 on a quarter-to-date and year-to-date basis were 27.8% and 27.3%, respectively, in comparison to the September 30, 2008 quarter-to-date and year-to-date effective tax rates of (1.9)% and (6.1)%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

ANALYSIS OF FINANCIAL CONDITION
Investing Activities
Investment Securities Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	September 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$177,237	26.8%	$67,871	11.3%
State and political subdivisions	86,417	13.0	129,572	21.6
Mortgage-backed securities:
Agency mortgage-backed securities	344,057	51.9	297,278	49.5
Non-Agency mortgage-backed securities	8,825	1.3	42,296	7.0
Asset-backed securities	1,415	0.2	3,918	0.7
Equity securities	—	—	923	0.2

Total available for sale securities	617,951	93.2	541,858	90.3
State and political subdivisions (held to maturity)	45,056	6.8	58,532	9.7

Total investment securities	$663,007	100.0%	$600,390	100.0%

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
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	September 30, 2009		December 31, 2008
	Unrealized	Percent	Unrealized	Percent
	Loss	of Total	Loss	of Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$242	25.6%	$307	7.3%
State and political subdivisions	3	0.3	42	1.0
Mortgage-backed securities:
Agency mortgage-backed securities	340	35.9	981	23.1
Non-Agency mortgage-backed securities	361	38.2	2,854	67.3
Asset-backed securities	—	—	—	—
Equity securities	—	—	52	1.2

Total available for sale securities	946	100.0	4,236	99.9
State and political subdivisions (held to maturity)	—	—	4	0.1

Total investment securities	$946	100.0%	$4,240	100.0%

U.S. GOVERNMENT AGENCIES AND GOVERNMENT SPONSORED ENTERPRISES (“GSE”)
As of September 30, 2009, there were 27 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. These securities had an aggregate amortized cost of $80.7 million and unrealized losses of $242 thousand. Of the securities in an unrealized loss position, 7 securities with a total amortized cost of $10.5 million and unrealized losses of $205 thousand were in an unrealized loss position for 12 months or longer. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
STATE AND POLITICAL SUBDIVISIONS
At September 30, 2009, the state and political subdivisions portfolio (“municipals”) totaled $134.7 million, of which $89.7 million was classified as available for sale. As of that date, $45.1 million was classified as held to maturity, with a fair value of $46.1 million. As of September 30, 2009, there were 5 municipals that were in an unrealized loss position. These securities had an aggregate amortized cost of $218 thousand and unrealized losses of $3 thousand.
AGENCY MORTGAGE-BACKED SECURITIES
At September 30, 2009, with the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies (“Agency MBS”), primarily FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”). The contractual cash flows of the Company’s Agency MBS are guaranteed by FNMA, FHLMC or Government National Mortgage Association (“GNMA”). FNMA and FHLMC are government sponsored enterprises that were placed under the conservatorship of the U.S. government during the third quarter of 2008. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. The Company sold Agency MBS securities with an amortized cost totaling $96.2 million during the nine months ended September 30, 2009, and realized a gain of $4.2 million on those sales.
Given the high credit quality inherent in Agency MBS, the Company does not consider any of the unrealized losses as of September 30, 2009, on such MBS to be credit related. As a result of its analyses, the Company determined at September 30, 2009 that the unrealized losses on its Agency MBS are temporary. At September 30, 2009, the Company did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
NON-AGENCY MORTGAGE-BACKED SECURITIES
The Company’s non-Agency MBS portfolio consists of seven privately issued whole loan collateralized mortgage obligations with a fair value of $8.9 million which had net unrealized gains of approximately $100 thousand at September 30, 2009. As of that date, there were four non-Agency MBS with an aggregate amortized cost of $3.8 million and unrealized losses of $361 thousand that have been in an unrealized loss position for 12 months or longer.
The Company has sold ten non-Agency MBS with aggregate amortized costs of $21.4 million during the nine months ended September 30, 2009, realizing net losses totaling $1.5 million on those sales. Of the securities sold, the Company had recognized OTTI charges totaling $1.4 million on three of the securities prior to the third quarter of 2009.
During the three and nine months ended September 30, 2009, the Company recognized aggregate OTTI charges due to reasons of credit quality of $126 thousand and $1.9 million, respectively, against certain of these non-Agency MBS that were acquired prior to July 2007. As of September 30, 2009, four of the non-Agency MBS were rated below investment grade.
As a result of its analyses, the Company determined at September 30, 2009 that the unrealized losses on its non-Agency MBS are temporary. These temporary unrealized losses are believed to be primarily related to an overall widening in liquidity spreads related to the reduced liquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. At September 30, 2009, the Company did not intend to sell any of its non-Agency MBS that were in an unrealized loss position prior to recovery of amortized cost.
ASSET-BACKED SECURITIES (“ABS”)
As of September 30, 2009, the ABS portfolio totaled $1.8 million and consisted of positions in 15 securities, of which 14 are pooled trust preferred securities (“TPS”) collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the TPS to be non-performing as of September 30, 2009, and has stopped accruing interest on the investments.
During the nine months ended September 30, 2009, the Company recognized aggregate OTTI charges of $2.2 million against 12 of these ABS, all of which were acquired prior to November 2007. Since the second quarter of 2008, the Company has written down each of the securities in the ABS portfolio, resulting in OTTI charges totaling $32.2 million through September 30, 2009. The Company expects to recover the remaining carrying value of $1.4 million, representing the Company’s maximum exposure to future OTTI charges on the current ABS portfolio. As of September 30, 2009, each of the securities in the ABS portfolio was rated below investment grade. Due to the OTTI charges recognized, there were no ABS in an unrealized loss position as of September 30, 2009.

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
OTHER INVESTMENTS
Recently, credit concern surrounding the Federal Home Loan Bank system has been widespread. As a member of the Federal Home Loan Bank of New York (“FHLB”), Five Star Bank (“the Bank”) is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Company has assessed the ultimate recoverability of its FHLB stock and believes no impairment currently exists. The Company’s ownership of FHLB stock, which totaled $3.3 million at September 30, 2009, is included in other assets and recorded at cost.
Below Investment Grade Securities
The Company’s non-Agency MBS and ABS are rated by a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”). At September 30, 2009, the Company’s non-Agency MBS were rated from AAA to Ca by one or more of the Rating Agencies or were unrated (i.e., not assigned a rating by any Rating Agency). The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its financial commitment on the obligation. Investment grade includes all securities with Fitch/S&P ratings above BB+ and Moody’s ratings above Ba1. Securities with a Fitch/S&P rating below BBB- and Moody’s ratings below Baa3 are considered to be below investment grade. The Company uses the lowest rating provided by either of the Rating Agencies when classifying each security as investment grade or below investment grade.
The following table provides detail of securities rated below investment grade (dollars in thousands).

						Other-than-temporary impairment
	As of September 30, 2009					losses recognized in earnings
	Number				Unrealized		2009
Current	of	Par	Amortized	Fair	Gains	Prior to	1st	2nd	3rd	Total
Rating(1)	Cusips	Value	Cost	Value	(Losses)	2009(4)	Quarter	Quarter	Quarter	To Date
Non-Agency MBS:
Ba1/CCC	1	$1,471	$676	$676	$—	$626	$—	$40	$126	$792
CC/B (2)	1	2,487	1,243	1,338	95	1,240	—	—	—	1,240
Ca/CC	1	3,411	2,590	2,681	91	—	—	794	—	794
CC (3)	1	3,850	528	805	277	3,513	—	—	—	3,513

	4	11,219	5,037	5,500	463	5,379	—	834	126	6,339

Asset-backed securities:
Baa3/CC (4)	1	661	68	350	282	545	50	—	—	595
B2/CCC	1	2,971	37	37	—	2,435	—	—	476	2,911
Caa2/CCC	1	1,992	36	36	—	1,615	—	—	313	1,928
Caa3/CC	1	3,000	76	90	14	2,860	—	—	—	2,860
Ca/CC	9	22,399	1,153	1,223	70	19,693	—	—	1,256	20,949
Ca/C	2	3,113	45	45	—	2,826	—	—	147	2,973

	15	34,136	1,415	1,781	366	29,974	50	—	2,192	32,216

	19	$45,355	$6,452	$7,281	$829	$35,353	$50	$834	$2,318	$38,555

(1)	Ratings presented are Moody’s/Fitch except as noted.

(2)	Ratings presented are Fitch /S&P. This security was rated as investment grade by both rating agencies as of June 30, 2009 and downgraded during the third quarter of 2009.

(3)	Rating presented is S&P.

(4)	Ratings presented are Moody’s/S&P.

(5)	Various securities were written down (deemed OTTI) in each of the last three quarters of 2008.
During the third quarter of 2009 the Company realized a loss of $141 thousand from the sale of two non-Agency MBS securities which were rated below investment grade. At the time of sale the securities had a combined adjusted carrying value of $1.6 million. The adjusted carrying value reflects impairment charges of $539 thousand and $857 thousand taken against the securities during the fourth quarter of 2008 and second quarter of 2009, respectively.

Lending Activities
Loan Portfolio Composition
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial	$197,404	15.7%	$158,543	14.1%
Commercial real estate	296,648	23.6	262,234	23.4
Agriculture	42,545	3.4	44,706	4.0
Residential real estate	147,447	11.7	177,683	15.8
Consumer indirect	345,448	27.4	255,054	22.8
Consumer direct and home equity	229,870	18.2	222,859	19.9

Total loans	1,259,362	100.0%	1,121,079	100.0%

Less: Allowance for loan losses	20,782		18,749

Total loans, net	$1,238,580		$1,102,330

Total loans increased $138.3 million to $1.259 billion as of September 30, 2009 from $1.121 billion as of December 31, 2008.
Commercial loans increased $71.1 million to $536.6 million as of September 30, 2009 from $465.5 million as of December 31, 2008, a result of the Company’s continued focus on commercial business development programs.
Residential real estate loans decreased $30.3 million to $147.4 million as of September 30, 2009 in comparison to $177.7 million as of December 31, 2008. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. In addition, the Company securitized $16.0 million in residential real estate loans during the second quarter of 2009. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased by 35%, to $345.4 million as of September 30, 2009, from $255.1 million as of December 31, 2008. The Company increased its indirect portfolio by managing existing and developing new relationships with over 250 franchised auto dealers in Western and Central New York State. During the first nine months of 2009 the Company originated $162.7 million in indirect auto loans with a mix of approximately 33% new auto and 67% used auto. This compares with $133.2 million in indirect loan auto originations with a mix of approximately 38% new auto and 62% used auto for the same period in 2008.
Loans Held for Sale
Loans held for sale (not included in the table above), all of which were residential real estate loans, totaled $1.0 million as of September 30, 2009 and December 31, 2008.
The Company sells certain qualifying newly originated residential real estate mortgages to the secondary market. Residential real estate mortgages serviced for others totaled $350.9 million and $315.7 million as of September 30, 2009 and December 31, 2008, respectively, and are not included in the consolidated statements of financial condition.

Non-Performing Assets and Allowance for Loan Losses
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (in thousands).

	September 30,	December 31,	September 30,
	2009	2008	2008
Nonaccrual loans:
Commercial	$673	$510	$576
Commercial real estate	911	2,360	2,039
Agriculture	614	310	426
Residential real estate	2,339	3,365	3,170
Consumer indirect	548	445	412
Consumer direct and home equity	731	1,199	986

Total nonaccrual loans	5,816	8,189	7,609
Restructured loans	—	—	—
Accruing loans 90 days or more delinquent	1	7	32

Total non-performing loans	5,817	8,196	7,641
Foreclosed assets	696	1,007	1,009
Nonaccrual investment securities	1,431	49	—

Total non-performing assets	$7,944	$9,252	$8,650

Non-performing loans to total loans	0.46%	0.73%	0.71%
Non-performing assets to total assets	0.37%	0.48%	0.44%
Information regarding the activity in nonaccrual loans for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2009
Nonaccrual loans, beginning of period	$9,496	$8,189
Additions	3,228	12,723
Payments	(3,542)	(5,865)
Charge-offs	(2,887)	(5,824)
Returned to accruing status	(380)	(2,504)
Transferred to other real estate or repossessed assets	(99)	(903)

Nonaccrual loans, end of period	$5,816	$5,816

Non-performing assets include nonaccrual loans, foreclosed assets and nonaccrual investment securities. Non-performing assets at September 30, 2009 decreased $1.3 million from December 31, 2008. A $2.7 million decrease in nonaccrual loans and foreclosed assets was offset by a $1.4 million increase in nonaccrual investment securities during the nine month period ended September 30, 2009. The decrease in nonaccrual commercial loans was primarily related to a single credit relationship totaling $1.0 million which was included in nonaccrual loans at December 31, 2008 and returned to performing loans during 2009. In addition, the $1.3 million decrease in nonaccrual residential loans and foreclosed assets was largely the result of on-going workout efforts. The $1.4 million increase in nonaccrual investment securities relates to 14 pooled trust preferred securities, comprising the majority of the ABS securities portfolio.
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
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $22.5 million and $20.5 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2009 and December 31, 2008, respectively.

The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of September 30, 2009.
Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk-profile of the Company’s loan products and customers. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business. The Company primarily originates fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located within its central and western New York marketplace, which has been relatively stable in recent years. Residential mortgages collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 85% of appraised value or have mortgage insurance.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance as of beginning of period	$20,614	$16,038	$18,749	$15,521
Charge-offs:
Commercial	1,620	98	2,292	451
Commercial real estate	47	2	202	785
Agriculture	—	43	3	47
Residential real estate	18	10	189	288
Consumer indirect	1,023	420	2,605	1,343
Consumer direct and home equity	335	357	946	892

Total charge-offs	3,043	930	6,237	3,806
Recoveries:
Commercial	110	142	334	596
Commercial real estate	33	38	112	237
Agriculture	26	4	35	14
Residential real estate	2	9	10	23
Consumer indirect	311	102	776	435
Consumer direct and home equity	109	126	389	435

Total recoveries	591	421	1,656	1,740

Net charge-offs	2,452	509	4,581	2,066
Provision for loan losses	2,620	1,891	6,614	3,965

Balance at end of period	$20,782	$17,420	$20,782	$17,420

Net loan charge-offs to average loans (annualized)	0.79%	0.20%	0.51%	0.28%
Allowance for loan losses to total loans	1.65%	1.62%	1.65%	1.62%
Allowance for loan losses to non-performing loans	357%	228%	357%	228%
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There were provisions for loan losses of $2.6 million and $6.6 million for the three and nine month periods ended September 30, 2009, respectively, compared with provisions of $1.9 million and $4.0 million for the corresponding periods in 2008. The increase in the provision for loan losses is primarily due to growth and the changing mix of the loan portfolio, coupled with an increase in net charge-offs. Net charge-offs increased by $1.9 million and $2.5 million when comparing the three and nine month periods of 2009 to the prior year, respectively. The increase in net charge-offs in 2009 was primarily due to a $1.4 million charge-off of one commercial relationship during the third quarter of 2009. Also impacting the provision for loan losses in 2009 were considerations of general economic conditions in the Company’s market area, as well as growth in the commercial and indirect loan portfolios.

Funding Activities
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of September 30, 2009, total deposits were $1.797 billion, an increase of $163.9 million in comparison to $1.633 billion as of December 31, 2008.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.366 billion and $1.280 billion as of September 30, 2009 and December 31, 2008, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of September 30, 2009, total public deposits were $431.5 million in comparison to $352.8 million as of December 31, 2008. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, as well as amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $30.1 million and $30.7 million as of September 30, 2009 and December 31, 2008, respectively. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $51.0 million of immediate credit capacity with FHLB as of September 30, 2009. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company has $45.4 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, of which $32.0 million was outstanding at September 30, 2009. The FRB credit capacity is collateralized by securities from the Company’s investment portfolio.
The Company also had $70.0 million of credit available under unsecured lines of credit with various banks as of September 30, 2009. There were no advances outstanding on these lines of credit as of September 30, 2009. The Company also utilizes short-term retail repurchase agreements with customers as a source of funds. These short-term repurchase agreements amounted to $41.3 million and $23.5 million as of September 30, 2009 and December 31, 2008, respectively.
Equity Activities
Total shareholders’ equity amounted to $195.9 million as of September 30, 2009, an increase of $5.6 million from $190.3 million as of December 31, 2008. The increase in shareholders’ equity through the first nine months ended September 30, 2009 resulted primarily from $10.6 million in total comprehensive income, partially offset by $6.0 million in accrued and declared dividends.
The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the New York State Banking Department (“NYSBD”). At September 30, 2009, the Bank’s regulatory capital ratios exceeded all regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, its ability to sell securities, lines of credit, and access to the financial and capital markets.
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
The Company’s cash and cash equivalents were $60.1 million as of September 30, 2009, an increase of $4.9 million from $55.2 million as of December 31, 2008. The Company’s net cash provided by operating activities totaled $23.4 million. Net cash used in investing activities totaled $226.0 million, which included cash outflows of $159.8 million for net loan originations and $66.4 million from investment securities transactions. Net cash provided by financing activities of $207.6 million was primarily attributed to a combined $213.7 million increase in deposits and net borrowings, offset against $5.6 million in dividend payments.
Capital Resources
Banks and financial holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
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

The Company’s and the Bank’s actual and required regulatory capital ratios as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Tier 1 leverage:
Company	$155,601	7.89%	$78,919	4.00%	$98,649	5.00%
Bank (FSB)	147,494	7.49	78,784	4.00	98,479	5.00
Tier 1 capital (to risk-weighted assets):
Company	155,601	10.73	58,015	4.00	87,023	6.00
Bank (FSB)	147,494	10.21	57,772	4.00	86,658	6.00
Total risk-based capital (to risk-weighted assets):
Company	173,763	11.98	116,030	8.00	145,038	10.00
Bank (FSB)	165,581	11.46	115,544	8.00	144,430	10.00

December 31, 2008:
Tier 1 leverage:
Company	$150,426	8.05%	$74,764	4.00%	$93,456	5.00%
Bank (FSB)	120,484	6.46	74,586	4.00	93,232	5.00
Tier 1 capital (to risk-weighted assets):
Company	150,426	11.83	50,881	4.00	76,322	6.00
Bank (FSB)	120,484	9.52	50,624	4.00	75,936	6.00
Total risk-based capital (to risk-weighted assets):
Company	166,362	13.08	101,762	8.00	127,203	10.00
Bank (FSB)	136,340	10.77	101,248	8.00	126,560	10.00
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Due to these requirements, as of September 30, 2009, the Bank is required to obtain approval from the New York State Banking Department for future dividend payments.
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
Evaluation of disclosure controls and procedures
As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

Exhibit
Number	Description	Location

10.10	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.11	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 30, 2005

10.12	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 30, 2005

10.13	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated March 30, 2005

10.14	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated March 30, 2005

10.15	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated March 30, 2005

10.16	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated March 14, 2005

10.17	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.18	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 24, 2008

10.19	Amendment to Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 1, 2009

10.20	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 24, 2008

10.21	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey Peter G. Humphrey	,	November 4, 2009
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs Karl F. Krebs	,	November 4, 2009
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