Form 10-K
period 2009-12-31
FINANCIAL INSTITUTIONS INC
filed 2010-03-12
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered under Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the regsitrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the regsitrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant, as computed by reference to the June 30, 2009 closing price reported by NASDAQ, was $138,170,500.
As of March 1, 2010, there were issued and outstanding, exclusive of treasury shares, 10,919,608 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the United States (“U.S.”) Department of Treasury (the “Treasury”) and the Federal Reserve Board (“FRB”);

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

FORWARD LOOKING INFORMATION (Continued)
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

ITEM 1. BUSINESS
GENERAL
Financial Institutions, Inc. is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). Through its subsidiaries, including its wholly-owned, New York State chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. provides deposit, lending and other financial services to individuals and businesses in Central and Western New York. All references in this Form 10-K to the parent company are to Financial Institutions, Inc. (“FII”). Unless otherwise indicated or unless the context requires otherwise, all references in this Form 10-K to “the Company” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. The Company’s executive offices are located at 220 Liberty Street, Warsaw, New York.
We conduct our business primarily through our banking subsidiary, Five Star Bank, which adopted its current name in 2005 when the Company merged three of its bank subsidiaries, Wyoming County Bank, National Bank of Geneva and Bath National Bank into its New York chartered bank subsidiary, First Tier Bank & Trust, which was then renamed Five Star Bank. In addition, our business operations include a broker-dealer subsidiary, Five Star Investment Services, Inc. (100% owned) (“FSIS”).
In February 2001, the FISI Statutory Trust I (the “Trust”) was formed to facilitate the private placement of $16.2 million in capital securities. FII capitalized the Trust with a $502 thousand investment in the Trust’s common securities. The Trust is accounted for as an unconsolidated subsidiary. Therefore, the Company’s consolidated statements of financial position reflect the $16.7 million in junior subordinated debentures as a liability and the $502 thousand investment in the Trust’s common securities is included in other assets.
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
MARKET AREAS AND COMPETITION
The Company provides a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of 51 offices and over 70 ATMs in fourteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties.
The Company’s market area is geographically and economically diversified in that it serves both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest cities in New York outside of New York City, with combined metropolitan area populations of over two million people. The Company anticipates increasing its presence in and around these metropolitan statistical areas in the coming years.
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

LENDING ACTVITIES
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
The Company continually evaluates and updates its lending policy. The key elements of the Company’s lending philosophy include the following:
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
Commercial, Commercial Real Estate and Agricultural Lending
The Company originates commercial loans in its primary market areas and underwrites them based on the borrower’s ability to service the loan from operating income. The Company offers a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2009, $49.5 million, or 27%, of the aggregate commercial loan portfolio were at fixed rates, while $136.9 million, or 73%, were at variable rates. The Company utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
In addition to commercial loans secured by real estate, the Company makes commercial real estate loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial real estate loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2009, $78.2 million, or 25%, of the aggregate commercial real estate loan portfolio were at fixed rates, while $230.7 million, or 75%, were at variable rates.
Agricultural loans are offered for short-term crop production, farm equipment and livestock financing and agricultural real estate financing, including term loans and lines of credit. Short and medium-term agricultural loans, primarily collateralized, are made available for working capital (crops and livestock), business expansion (including acquisition of real estate, expansion and improvement) and the purchase of equipment. As of December 31, 2009, $11.3 million, or 27%, of the agricultural loan portfolio were at fixed rates, while $30.6 million, or 73%, were at variable rates. The Company utilizes government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Government Guarantee Programs
The Company participates in government loan guarantee programs offered by the Small Business Administration (“SBA”), U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2009, the Company had loans with an aggregate principal balance of $44.4 million that were covered by guarantees under these programs. The guarantees only cover a certain percentage of these loans. By participating in these programs, the Company is able to broaden its base of borrowers while minimizing credit risk.
Consumer Lending
The Company offers a variety of loan products to its consumer customers located in Western and Central New York, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2009, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products.
The Company indirectly originates, through dealers, consumer indirect automobile loans. The consumer indirect loan portfolio is primarily comprised of new and used automobile loans with terms that typically range from 36 to 84 months. The Company has expanded its relationships with franchised new car dealers, primarily in our general market area, and has selectively originated a mix of new and used automobile loans from those dealers. As of December 31, 2009, the consumer indirect portfolio totaled $352.6 million, nearly all of which were fixed rate automobile loans.

The Company also originates, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2009, $121.5 million, or 53%, of consumer and home equity loans were at fixed rates, while $108.5 million, or 47%, were at variable rates.
Residential Mortgage Lending
The Company originates fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in its market areas. The Company offers a variety of real estate loan products, which are generally amortized for periods up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. The Company sells certain one-to-four family residential mortgages to the secondary mortgage market and typically retains the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, the Company has formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation (“FHLMC”) as part of its standard loan policy. As of December 31, 2009, the residential mortgage servicing portfolio totaled $349.8 million, the majority of which have been sold to FHLMC. As of December 31, 2009, $103.5 million, or 72%, of residential real estate loans retained in portfolio were at fixed rates, while $40.7 million, or 28%, were at variable rates. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
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
The Company’s policy includes loan reviews, under the supervision of the Audit and Risk Oversight committees of the Board of Directors and directed by the Chief Risk Officer, in order to render an independent and objective evaluation of the Company’s asset quality and credit administration process.
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
The Company has several procedures in place to assist in maintaining the overall quality of its loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends. Loans, including impaired loans, are generally classified as non-accruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accruing if repayment in full of principal and/or interest is uncertain.

Allowance for Loan Losses
The allowance for loan losses is established through charges or credits to earnings in the form of a provision (credit) for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors such as:
•	Specific allocations for individually analyzed credits;
•	Risk assessment process;
•	Historical net charge-off experience;
•	Evaluation of the loan portfolio with loan reviews;
•	Levels and trends in delinquent and non-accruing loans;
•	Trends in volume and terms;
•	Effects of changes in lending policy;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions;
•	Concentrations of credit;
•	Interest rate environment;
•	Customer leverage;
•	Information (availability of timely financial information); and
•	Collateral values.
The Company’s methodology in the estimation of the allowance for loan losses includes the following broad areas:
1.
Impaired commercial, commercial real estate and agricultural loans, generally in excess of $50 thousand are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).

2.
The remaining portfolios of commercial, commercial real estate and agricultural loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention and substandard. Uncriticized loans, special mention loans and all substandard loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies and non-accruing loans; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions; concentrations of credit, interest rate environment; customer leverage; information (availability of timely financial information); and collateral values, among others.

3.
The consumer loan portfolio is segmented into six types of loans: residential real estate, home equity loans, home equity lines of credit, consumer direct, consumer indirect, and overdrafts. Allowance allocations for the real estate related loan portfolios (residential and home equity) are based on the average loss experience for the previous eight quarters, supplemented with qualitative factors similar to the elements described above. Allowance allocations for the consumer direct and consumer indirect portfolios are based on vintage analyses performed with loss data collected over the previous 48 months and 36 months, respectively. The allocations on these portfolios are also supplemented with qualitative factors. The allowance allocation for overdrafts is based on an analysis of the aging of overdrafts as of each quarter end with larger loss assumptions assigned by the aging of accounts.

Management presents a quarterly review of the adequacy of the allowance for loan losses to the Company’s Board of Directors based on the methodology described above. See also the sections titled “Analysis of Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES
The Company’s investment policy is contained within its overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, the Company considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. The Company’s Treasurer, guided by the ALCO Committee, is responsible for investment portfolio decisions within the established policies.
The Company’s investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. The Company’s current policy generally limits security purchases to the following:
•	U.S. treasury securities;
•
U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”)) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g. the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), FHLMC, SBA and the Federal Farm Credit Bureau (“FFCB”));

•
Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMO”) issued by GNMA, FNMA and FHLMC. See also the section titled “Investing Activities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;
•	Certain creditworthy un-rated securities issued by municipalities;
•	Certificates of deposit;
•	Equity securities at the holding company level; and
•	Limited partnership investments in Small Business Investment Companies (“SBIC”).
SOURCES OF FUNDS
The Company’s primary sources of funds are deposits, borrowed funds and repurchase agreements, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.
The Company offers a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of noninterest-bearing demand, interest-bearing demand, savings, money market, club accounts and certificates of deposit. The Company also offers certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts and other qualified plan accounts. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. The Company has also utilized certificate of deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source, however, the Company had no brokered deposits at December 31, 2009. The Company’s borrowings consist mainly of advances entered into with the FHLB, the Federal Reserve’s Term Auction Facility, federal funds purchased and securities sold under repurchase agreements.
OPERATING SEGMENTS
The Company’s primary operating segment is its subsidiary bank, FSB. The Company’s brokerage subsidiary, FSIS, is also deemed an operating segment; however it does not meet the applicable thresholds for separation.

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

Capital Adequacy Requirements. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2009, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.95% and the ratio of total capital to total risk-weighted assets was 13.21%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, Regulatory Matters, of the notes to consolidated financial statements.
In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by quarterly average consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2009, the Company’s leverage ratio was 7.96%.
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

Regulation of FSB
Five Star Bank (“FSB” or the “Bank”) is a New York chartered bank and a member of the Federal Reserve System. The FDIC, through the Deposit Insurance Fund (“DIF”), insures deposits of the Bank. The supervision and regulation of FSB subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the FRB and the New York State Banking Department (“NYSBD”). Because the FRB regulates the holding company parent, the FRB also has supervisory authority that directly affects FSB.
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
Examinations. The NYSBD, the FRB and the FDIC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.
Audit Reports. Insured institutions with total assets of $500 million or more at the beginning of a fiscal year must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with GAAP, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and if total assets exceed $1.0 billion, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The FDIC Improvement Act of 1991 requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3.0 billion must include members with experience in banking or financial management must have access to outside counsel and must not include representatives of large customers.
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
The FDIC’s risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Company. As of December 31, 2009, the ratio of Tier 1 capital to total risk-weighted assets for the Bank was 11.33% and the ratio of total capital to total risk-weighted assets was 12.58%. The FDIC’s leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 2009, the ratio of Tier 1 capital to quarterly average total assets (leverage ratio) was 7.53% for FSB. For further discussion, see Note 10, Regulatory Matters, of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
Deposit Insurance Assessments. The FDIC maintains the DIF by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category, of which there are four, and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment rate for risk categories are calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC.
Under the Federal Deposit Insurance Act, the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC’s Board. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, on February 27, 2009, the FDIC adopted the final rule modifying the risk-based assessment system, which set initial base assessment rates between 12 and 45 basis points, beginning April 1, 2009. The FDIC imposed an emergency special assessment on June 30, 2009, which totaled $923 thousand and was collected in September 2009. In addition, in September 2009, the FDIC extended the Restoration Plan period to eight years. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. The Bank’s required prepayment amounted to $9.9 million and was collected in December 2009.
DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2009, the FICO assessment is equal to 1.06 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019. The FDIC bills and collects this assessment on behalf of FICO.
Enforcement Powers. The FDIC, the NYSBD and the FRB have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank, as well as the officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties.
Federal Home Loan Bank System. FSB is a member of the FHLB System, which consists of 12 regional branches. The FHLB System provides a central credit facility primarily for member institutions. As members of the FHLB of New York (“FHLBNY”), the Bank is required to acquire and hold shares of capital stock in the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. Under the “membership” component, a certain minimum investment in capital stock is required to be maintained as long as the institution remains a member of the FHLB. Under the “activity-based” component, members are required to purchase capital stock in proportion to the volume of certain transactions with the FLHB. As of December 31, 2009, FSB complied with these requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued hereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. FSB received a rating of “outstanding” as of its most recent CRA performance evaluation.
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

Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•
Capital Purchase Program. Pursuant to this program, the Treasury, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of the Treasury’s investment and a dividend of 9% thereafter.

During the time the Treasury holds securities issued pursuant to this program, participating financial institutions are required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $37.5 million pursuant to the program.

While any senior preferred stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the senior preferred stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the senior preferred stock has been redeemed or the UST has transferred all of the senior preferred stock to third parties, the consent of the UST will be required for us to increase our quarterly common stock dividend above $0.10 per share.

•
Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component (“Debt Guarantee Program”), whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009 (although a limited, six-month emergency guarantee facility has been established by the FDIC whereby certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period from October 31, 2009 through April 30, 2010); and (ii) a transaction account guarantee (“TAG”) component (“TAG Program”), whereby the FDIC will insure 100% of noninterest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The Company opted into the TAG Program but not the Debt Guarantee Program, which concluded on October 31, 2009. On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. The Company did not opt out of the TAG program extension, which is expected to increase future FDIC insurance costs.

•
Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009, but the temporary increase has been extended through December 31, 2013, and is permanent for certain retirement accounts (including IRAs).

•
Change in Tax Treatment of Fannie Mae and Freddie Mac Preferred Stock. Section 301 of the EESA changes the tax treatment of gains or losses from the sale or exchange of FNMA or FHLMC preferred stock by an “applicable financial institution,” such as FSB, by stating that a gain or loss on Fannie Mae or Freddie Mac preferred stock shall be treated as ordinary gain or loss instead of capital gain or loss, as was previously the case. This change, which was enacted in the 2008 fourth quarter, provides tax relief to banking organizations that have suffered losses on certain direct and indirect investments in Fannie Mae and Freddie Mac preferred stock. As a result, the Company was able to recognize as an ordinary loss the other-than-temporary-impairment (“OTTI”) charge on its investment in auction rate preferred equity securities, which were collateralized by FNMA and FHLMC preferred stock, for the year ended December 31, 2008.

Impact of Inflation and Changing Prices
The Company’s financial statements included herein have been prepared in accordance with GAAP, which requires the Company to measure financial position and operating results principally using historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In the Company’s view, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude. Interest rates are sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

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
EMPLOYEES
At December 31, 2009, the Company had 513 full-time and 107 part-time employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees are good.
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth current information regarding the Company’s executive officers and certain other significant employees (ages are as of the 2010 Annual Meeting).

		Starting
Name	Age	In	Positions/Offices
Peter G. Humphrey	55	1977	President and Chief Executive Officer of FII and Five Star Bank.

Karl F. Krebs	54	2009	Executive Vice President and Chief Financial Officer of FII and Five Star Bank. Senior Financial Specialist at West Valley Environmental Services, LLC prior to joining FII in 2009. President of Robar General Funding Corp. from 2006 to 2008. Senior Vice President and Line-of-Business Finance Director at Five Star Bank from 2005 to 2006 and Senior Vice President at Wyoming County Bank from 2004 to 2005.

Martin K. Birmingham	43	2005	Executive Vice President and Regional President / Commercial Banking Executive Officer of Five Star Bank. Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.

George D. Hagi	57	2006	Executive Vice President and Chief Risk Officer of FII and Five Star Bank. Senior Vice President and Director of Risk Management at First National Bankshares of Florida and FNB Corp. from 1997 to 2005.

Richard J. Harrison	64	2003	Executive Vice President and Senior Retail Lending Administrator of Five Star Bank. Executive Vice President and Chief Credit Officer at Savings Bank of the Finger Lakes from 2000 to 2003.

Kevin B. Klotzbach	57	2001	Senior Vice President and Treasurer of Five Star Bank.

R. Mitchell McLaughlin	52	1981	Executive Vice President and Chief Information Officer of Five Star Bank.

Matthew T. Murtha	55	2000	Senior Vice President and Director of Sales and Marketing of Five Star Bank.

Bruce H. Nagle	61	2006	Senior Vice President and Director of Human Resources of FII and Five Star Bank. Vice President of Human Resources at University of Pittsburgh Medical Center from 2000 to 2006.

John L. Rizzo	60	2010	Senior Vice President and Corporate Secretary of FII and Five Star Bank. Counsel (in-house) for FII and Five Star Bank from 2007 to 2010. Genesee County (New York) Attorney from 1976 to 2010.

John J. Witkowski	47	2005	Executive Vice President and Regional President / Retail Banking Executive Officer of Five Star Bank. Senior Vice President and Director of Sales for Business Banking / Client Development Group at Bank of America from 1993 to 2005.

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
A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following material adverse impacts on the Company’s business, financial condition and results of operations:
•	An impairment of securities in our investment portfolio;
•	A decrease in the demand for loans and other products and services offered by the Company;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An impairment of certain intangible assets, such as goodwill;
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
The Company maintains liquidity primarily through customer deposits and other funding sources. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, the Company might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in our realizing a loss.

The soundness of other financial institutions, including the FHLB, could adversely impact the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. An important counterparty for the Company, in terms of liquidity, is the FHLBNY, which the Company uses as its primary source of long-term wholesale funding. At December 31, 2009, the Company had a total of $30.1 million in borrowed funds with FHLBNY.
There are twelve regional branches of the FHLB, including FHLBNY. Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in the FHLB system have been at some of the other FHLB branches. Nonetheless, the twelve FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of debt, other FHLB branches may be called upon to make the payment.
As a member of the FHLB system, the Company is required to hold stock in FHLBNY. The carrying value and fair value of the Company’s FHLBNY common stock as of December 31, 2009 was $3.3 million based on its par value. In an extreme situation, it is possible that the capitalization of an FHLB, including FHLBNY, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the Company’s FHLBNY common stock, there is a risk that the investment could be determined to be impaired in the future.
Deterioration in the soundness of FHLBNY or the FHLB system could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
The Company’s municipal bond portfolio may be adversely affected by the political, economic and legislative environment in New York State.
Approximately 20% of our investment securities portfolio at December 31, 2009, is comprised of municipal securities issued by or on behalf of New York and its political subdivisions, agencies or instrumentalities, the interest on which is exempt from regular federal income tax. Risks associated with investing in municipal securities include political, economic and regulatory factors which may affect the issuers.
In response to the current national economic downturn, governmental cost burdens may be reallocated among federal, state and local governments. In addition, laws enacted in the future by Congress or state legislatures or referenda could extend the time for payment of principal and/or interest, or impose other constraints on enforcement of such obligations, or on the ability of municipalities to levy taxes. Other factors including national economic, social and environmental policies and conditions, which are not within the control of the issuers of the bonds, could affect or have an adverse impact on the financial condition of the issuers. Issuers of municipal securities might seek protection under the bankruptcy laws. Investments in municipal securities are subject to the risk that the issuer could default on its obligations. Such a default could result from the inadequacy of the sources of revenues from which interest and principal payments are to be made or the assets collateralizing such obligations.
The current fiscal situation in New York may lead nationally recognized rating agencies to downgrade its debt obligations. It is uncertain how the financial markets may react to any potential future ratings downgrade in New York’s debt obligations. However, the fallout from the recent budgetary crisis and a possible ratings downgrade could adversely affect the value of New York’s obligations, which could result in a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
The value of certain securities in the Company’s investment securities portfolio may be negatively affected by disruptions in the market for these securities.
In addition to interest rate risk typically associated with an investment portfolio, the market for certain investment securities held within the Company’s investment portfolio has, over the past year, become much less liquid. This coupled with uncertainty surrounding the credit risk associated with the underlying collateral has caused material discrepancies in valuation estimates obtained from third parties. The Company values some of its investments using internally developed cash flow and valuation models, which include certain subjective estimates which are believed to reflect the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.

The limitations on incentive compensation contained in the ARRA may adversely affect the Company’s ability to retain its highest performing employees.
The limitations placed on incentive compensation in the interim final TARP regulations issued under the ARRA have created restrictions on the amount and form of incentive compensation that may impact negatively the Company’s ability to create a compensation structure that permits it to retain its highest performing employees.
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
Negative perceptions associated with our continued participation in the Treasury’s TARP may adversely affect our ability to retain customers, attract investors, and compete for new business opportunities.
Several financial institutions which also participated in the CPP have repurchased their TARP preferred stock. There can be no assurance as to the timing or manner in which the Company may repurchase its TARP preferred stock from the Treasury. Our customers, employees and counterparties in our current and future business relationships could draw negative implications regarding the strength of the Company as a financial institution based on our continued participation in the TARP following the exit of one or more of our competitors or other financial institutions. Any such negative perceptions could impair our ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, the Company’s business, financial condition, and results of operations may be adversely affected, perhaps materially.
The Company has not yet attempted to obtain permission to repay TARP funds.
In order to repay the TARP funds we received, we must first receive approval from our primary federal regulator who will then forward our application to the Treasury. To date, we have not attempted to obtain the necessary governmental approval to repay such funds. Until we repay our TARP funds, we will continue to be subject to the constraints imposed on us by the federal government in connection with such funds.
FDIC insurance premiums may increase materially.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC, and depleted the DIF. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. To further support the rebuilding of the DIF, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For our Bank, there was a charge of $923 thousand, which was recorded during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. In December 2009, we paid a pre-payment of the FDIC’s estimated assessment total for the next three years for our Bank, totaling approximately $9.9 million. This amount was included in Other Assets in the consolidated balance sheet at December 31, 2009, and will be amortized, subject to adjustments imposed by the FDIC, over the next three years.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for 2009 were significantly and adversely affected by the increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
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
The Company cannot assure that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of FSB or counterparties participating in the capital markets, or a downgrade of the Company’s debt rating, may adversely affect the Company’s capital costs and ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.

FII is a financial holding company and is dependent on its banking subsidiary for dividends, distributions and other payments.
The parent company, FII, is a legal entity separate and distinct from its banking and other subsidiaries. FII’s principal source of cash flow, including cash flow to pay dividends to its shareholders and principal and interest on its outstanding debt, is dividends from FSB. There are statutory and regulatory limitations on the payment of dividends by FSB to the parent company, as well as by FII to its shareholders. Regulations of both the Federal Reserve and the State of New York affect the ability of FSB to pay dividends and other distributions, as well as make loans to FII. The Bank is currently required to obtain approval from the NYS Banking Department for dividend payments. If FSB is unable to make dividend payments to FII and sufficient capital is not otherwise available, FII may not be able to make dividend payments to its common shareholders or principal and interest payments on its outstanding debt. See also the section titled “Supervision and Regulation—Restrictions on Distribution of Subsidiary Bank Dividends and Assets” of this Annual Report on Form 10-K.
Future issuances of additional securities could result in dilution of your ownership.
The Company may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. In July 2009, the Company filed a Form S-3 registration statement for issuance of up to $50 million of common stock, where proceeds from an offering would be used for general corporate purposes. Further, the Company may issue stock options or other stock grants to retain and motivate its employees. These issuances of the Company’s securities may dilute the ownership interests of existing shareholders.
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
The Company’s goodwill is evaluated for impairment on an annual basis or when triggering events or circumstances indicate impairment may exist. Significant and sustained declines in the Company’s stock price and market capitalization, significant declines in the Company’s expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. If impairment of goodwill was determined to exist, the Company would be required to write down its goodwill as a charge to earnings, which could have a material adverse impact on the Company’s results of operations or financial condition. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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

Location	Type	Owned or Leased	Lease Expiration
Allegany	Branch	Owned	—
Amherst	Branch	Leased	February 2020
Attica	Branch	Owned	—
Auburn	Branch	Owned	—
Avoca	Branch	Owned	—
Batavia	Branch	Leased	December 2016
Batavia (In-Store)	Branch	Leased	July 2014
Bath	Branch	Owned	—
Bath	Drive-up Branch	Owned	—
Caledonia	Branch	Leased	July 2012
Canandaigua	Branch	Owned	—
Cuba	Branch	Owned	—
Dansville	Branch	Ground Leased	March 2014
Dundee	Branch	Owned	—
East Aurora	Branch	Leased	January 2013
Ellicottville	Branch	Owned	—
Elmira	Branch	Owned	—
Elmira Heights	Branch	Leased	August 2011
Erwin	Branch	Leased	October 2010
Geneseo	Branch	Owned	—
Geneva	Branch	Owned	—
Geneva	Drive-up Branch	Owned	—
Geneva (Plaza)	Branch	Ground Leased	January 2016
Greece	Branch	Leased	June 2023
Hammondsport	Branch	Owned	—
Henrietta	Branch	Leased	June 2023
Honeoye Falls	Branch	Leased	September 2017
Hornell	Branch	Owned	—
Horseheads	Branch	Leased	September 2012
Lakeville	Branch	Owned	—
Lakewood	Branch	Owned	—
Leroy	Branch	Owned	—
Mount Morris	Branch	Owned	—
Naples	Branch	Owned	—
North Chili	Branch	Owned	—
North Java	Branch	Owned	—
North Warsaw	Branch	Owned	—
Olean	Branch	Owned	—
Olean	Drive-up Branch	Owned	—
Orchard Park	Branch	Ground Leased	January 2019
Ovid	Branch	Owned	—
Pavilion	Branch	Owned	—
Penn Yan	Branch	Owned	—
Pittsford	Administrative Offices	Leased	April 2017
Salamanca	Branch	Owned	—
Strykersville	Branch	Owned	—
Victor	Branch	Owned	—
Warsaw (220 Liberty Street)	Headquarters	Owned	—
Warsaw (29 North Main Street)	Administrative Offices	Owned	—
Warsaw (55 North Main Street)	Main Branch	Owned	—
Waterloo	Branch	Owned	—
Wayland	Branch	Owned	—
Wyoming	Branch	Leased	March 2010
Yorkshire	Branch	Ground Leased	November 2012

ITEM 3. LEGAL PROCEEDINGS
From time to time the Company is a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations or financial condition.
ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At December 31, 2009, 10,820,268 shares of the Company’s stock were outstanding and held by approximately 1,100 shareholders of record. During 2009, the high sales price of our common stock was $15.99 and the low sales price was $3.27. The closing price per share of common stock on December 31, 2009, the last trading day of the Company’s fiscal year, was $11.78. The Company declared dividends of $0.40 per common share during the year ended December 31, 2009. See additional information regarding the market price and dividends paid filed herewith in Part II, Item 6, “Selected Financial Data.”
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
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2009, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
			Weighted average		remaining for future
	Number of securities to		exercise price		issuance under equity
	be issued upon exercise		of outstanding		compensation plans
	of outstanding options,		options, warrants		(excluding securities
Plan Category	warrants and rights		and rights		reflected in column (a))

Equity compensation plans approved by shareholders	536,506	(1)	$20.30	(1)	923,646	(2)

Equity compensation plans not approved by shareholders	—		$—		—

(1)	Includes 77,772 shares of unvested restricted stock awards outstanding as of December 31, 2009. The weighted average exercise price excludes such awards.

(2)
Represents the 940,000 aggregate shares approved for issuance under the Company’s two active equity compensation plans, reduced by 16,354 shares, which is the 9,972 restricted stock awards issued under these plans to date plus an adjustment of 6,382 shares. Pursuant to the terms of the plans, for purposes of calculating the number of shares available for issuance, each share of common stock granted pursuant to a restricted stock award shall count as 1.64 shares of common stock.

Stock Performance Graph
The stock performance graph below compares (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2004 as reported by the NASDAQ Global Market, through December 31, 2009, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, AMEX and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, LC and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Financial Institutions, Inc.	100.00	86.17	102.86	81.43	67.72	58.08
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B Index	100.00	98.29	113.74	82.85	68.72	49.26

ITEM 6. SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Selected financial condition data:
Total assets	$2,062,389	$1,916,919	$1,857,876	$1,907,552	$2,022,392
Loans, net	1,243,265	1,102,330	948,652	909,434	972,090
Investment securities	620,074	606,038	754,720	775,536	833,448
Deposits	1,742,955	1,633,263	1,575,971	1,617,695	1,717,261
Borrowings	106,390	70,820	68,210	87,199	115,199
Shareholders’ equity	198,294	190,300	195,322	182,388	171,757
Common shareholders’ equity (1)	144,876	137,226	177,741	164,765	154,123
Tangible common shareholders’ equity (2)	107,507	99,577	139,786	126,502	115,440

Selected operations data:
Interest income	$94,482	$98,948	$105,212	$103,070	$103,887
Interest expense	22,217	33,617	47,139	43,604	36,395

Net interest income	72,265	65,331	58,073	59,466	67,492
Provision (credit) for loan losses	7,702	6,551	116	(1,842)	28,532

Net interest income after provision (credit) for loan losses	64,563	58,780	57,957	61,308	38,960
Noninterest income (loss) (3)	18,795	(48,778)	20,680	21,911	29,384
Noninterest expense	62,777	57,461	57,428	59,612	65,492

Income (loss) from continuing operations before income taxes	20,581	(47,459)	21,209	23,607	2,852
Income tax expense (benefit) from continuing operations	6,140	(21,301)	4,800	6,245	(1,766)

Income (loss) from continuing operations	14,441	(26,158)	16,409	17,362	4,618
Loss on discontinued operations, net of tax	—	—	—	—	2,452

Net income (loss)	$14,441	$(26,158)	$16,409	$17,362	$2,166

Preferred stock dividends and accretion	3,697	1,538	1,483	1,486	1,488

Net income (loss) applicable to common shareholders	$10,744	$(27,696)	$14,926	$15,876	$678

Stock and related per share data:
Earnings (loss) from continuing operations per common share:
Basic	$0.99	$(2.54)	$1.34	$1.40	$0.28
Diluted	0.99	(2.54)	1.33	1.40	0.28
Earnings (loss) per common share:
Basic	0.99	(2.54)	1.34	1.40	0.06
Diluted	0.99	(2.54)	1.33	1.40	0.06
Cash dividends declared on common stock	0.40	0.54	0.46	0.34	0.40
Common book value per share (1)	13.39	12.71	16.14	14.53	13.60
Tangible common book value per share (2)	9.94	9.22	12.69	11.15	10.19
Market price (NASDAQ: FISI):
High	15.99	22.50	23.71	25.38	24.93
Low	3.27	10.06	16.18	17.43	15.52
Close	11.78	14.35	17.82	23.05	19.62

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)	The 2009 and 2008 figures include OTTI charges of $4.7 million and $68.2 million, respectively. There were no OTTI charges in the other years presented.

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Selected financial ratios and other data:
Performance ratios:
Net income (loss) (returns on):
Average assets	0.71%	-1.37%	0.86%	0.90%	0.10%
Average equity	7.43	-14.30	8.84	9.86	1.22
Average common equity (1)	7.61	-16.84	8.89	10.02	0.43
Average tangible common equity (2)	10.37	-21.87	11.50	13.23	0.56
Common dividend payout ratio (3)	40.40	NA	34.33	24.29	666.67
Net interest margin (fully tax-equivalent)	4.04	3.93	3.53	3.55	3.65
Efficiency ratio (4)	65.52%	64.07%	68.77%	69.78%	70.18%

Capital ratios:
Leverage ratio	7.96%	8.05%	9.35%	8.91%	7.60%
Tier 1 risk-based capital	11.95	11.83	15.74	15.85	13.75
Total risk-based capital	13.21	13.08	16.99	17.10	15.01
Equity to assets (5)	9.55	9.60	9.73	9.08	8.37
Common equity to assets (1) (5)	6.94	8.63	8.81	8.17	7.54
Tangible common equity to tangible assets (2) (5)	5.19%	6.78%	6.95%	6.32%	5.80%

Asset quality (6):
Non-performing loans	$8,681	$8,196	$8,077	$15,840	$18,037
Non-performing assets	10,442	9,252	9,498	17,043	19,713
Allowance for loan losses	20,741	18,749	15,521	17,048	20,231
Net loan charge-offs	$5,710	$3,323	$1,643	$1,341	$47,487
Total non-performing loans to total loans	0.69%	0.73%	0.84%	1.71%	1.82%
Total non-performing assets to total assets	0.51	0.48	0.51	0.89	0.97
Net charge-offs to average loans	0.47	0.32	0.18	0.14	4.27
Allowance for loan losses to total loans	1.64	1.67	1.61	1.84	2.04
Allowance for loan losses to non-performing loans	239%	229%	192%	108%	112%

Other data:
Number of branches	51	52	50	50	50
Full time equivalent employees	572	600	621	640	700

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

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

SELECTED QUARTERLY DATA

	2009
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$24,390	$23,697	$23,302	$23,093
Interest expense	5,175	5,619	5,657	5,766

Net interest income	19,215	18,078	17,645	17,327
Provision for loan losses	1,088	2,620	2,088	1,906

Net interest income, after provision for loan losses	18,127	15,458	15,557	15,421
Noninterest income	5,183	4,406	4,515	4,691
Noninterest expense	15,117	15,142	16,440	16,078

Income before income taxes	8,193	4,722	3,632	4,034
Income tax expense	2,756	1,313	1,004	1,067

Net income	$5,437	$3,409	$2,628	$2,967

Preferred stock dividends	927	927	925	918

Net income applicable to common shareholders	$4,510	$2,482	$1,703	$2,049

Earnings per common share (1):
Basic	$0.42	$0.23	$0.16	$0.19
Diluted	0.42	0.23	0.16	0.19
Market price (NASDAQ: FISI):
High	$12.25	$15.00	$15.99	$14.95
Low	9.71	9.90	6.98	3.27
Close	11.78	9.97	13.66	7.62
Dividends declared	$0.10	$0.10	$0.10	$0.10

	2008
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$24,582	$24,558	$24,536	$25,272
Interest expense	7,269	7,812	8,349	10,187

Net interest income	17,313	16,746	16,187	15,085
Provision for loan losses	2,586	1,891	1,358	716

Net interest income, after provision for loan losses	14,727	14,855	14,829	14,369
Noninterest (loss) income	(25,106)	(29,348)	932	4,744
Noninterest expense	15,394	13,409	14,385	14,273

(Loss) income before income taxes	(25,773)	(27,902)	1,376	4,840
Income tax (benefit) expense	(22,631)	524	(255)	1,061

Net (loss) income	$(3,142)	$(28,426)	$1,631	$3,779

Preferred stock dividends	426	371	370	371

Net (loss) income applicable to common shareholders	$(3,568)	$(28,797)	$1,261	$3,408

(Loss) earnings per common share (1):
Basic	$(0.33)	$(2.68)	$0.12	$0.31
Diluted	(0.33)	(2.68)	0.12	0.31
Market price (NASDAQ: FISI):
High	$20.27	$22.50	$20.00	$20.78
Low	10.06	14.82	15.25	15.10
Close	14.35	20.01	16.06	18.95
Dividends declared	$0.10	$0.15	$0.15	$0.14

(1)
Earnings (loss) per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings or loss per common share amounts may not equal the total for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of the business filed herewith in Part I, Item 1, “Business.”
OVERVIEW
Financial Institutions, Inc. is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals and businesses primarily in its Central and Western New York footprint. The Company, principally through its wholly-owned banking subsidiary, provides a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through its nonbanking subsidiary, the Company provides brokerage services to supplement the banking business.
The Company’s primary sources of revenue, through its banking subsidiary, are net interest income (predominantly from loans and deposits, and also from investment securities and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace.
Net income allocated to common shareholders for 2009 was $10.7 million (compared to net loss allocated to shareholders of $27.7 million in 2008), diluted earnings per common share were $0.99 (versus diluted loss per common share of $2.54 for 2008), net interest income was $72.3 million on a margin of 4.04% (compared to $65.3 million on a margin of 3.93% for 2008), and the provision for loan losses was $7.7 million with net charge offs to average loans of 0.47% (compared to a provision of $6.6 million and a net charge off ratio of 0.32% for 2008).
Total loans increased $142.9 million or 13% between year-end 2009 and 2008, with increases in most loan categories (including commercial loans up $71.6 million and consumer indirect loans up $97.6 million). On average, loans increased $184.9 million or 18%, primarily from a $128.0 million in consumer indirect loans.
Total deposits increased $109.7 million or 7% between year-end 2009 and 2008, primarily attributable to noninterest-bearing demand and certificates of deposits. On average, total deposits increased $113.2 million or 7% over 2008, primarily in certificates of deposit. Deposit growth remains a key to improving net interest income and the quality of earnings in 2010. Competition for deposits remains high. The changes in FDIC insurance have been beneficial to deposit growth. Future deposit levels could be affected by changes in these programs. For example, deposits could be affected by the termination of the TAG Program at June 30, 2010 (see Part I, Item 1, Section “Emergency Economic Stabilization Act of 2008” for a detailed discussion of the TAG Program).
Noninterest income of $18.8 million in 2009 included OTTI write-downs of $4.7 million and net gains from security sales of $3.4 million. Noninterest loss of $48.8 million in 2008 included OTTI write-downs of $68.2 million and net gains from security sales of $288 thousand. Excluding those securities transactions, noninterest income was up $883 thousand in 2009 from 2008, primarily from income from company owned life insurance and mortgage banking income (including a $360 increase in gains on sales of loans to the secondary market and a $644 thousand increase in loan servicing income), partially offset by a decrease in net core fee-based revenue categories (down $571 thousand, and defined as service charges on deposit accounts, ATM and debit fees, and broker-dealer fees and commissions).
Noninterest expense of $62.8 million grew $5.3 million or 9% over 2008. Salaries and employee benefits were $33.6 million, up $2.2 million or 7% versus 2008, of which $2.1 million was fringe benefits expense. On average, full time equivalent employees decreased 4% between 2009 and 2008 (from 610 for 2008 to 586 for 2009). Non-personnel noninterest expenses on an aggregate basis were up $3.1 million or 12% over 2008, primarily due to higher FDIC insurance assessments.
The Company’s sale of preferred shares under the Treasury’s TARP in December 2008 increased shareholders’ equity by $37.5 million. The Company is evaluating repayment alternatives relative to the TARP funds to determine the most economically beneficial option for the Company and shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS
PERFORMANCE SUMMARY
The Company’s reported net income of $14.4 million for the year ended December 31, 2009, compared to a net loss of $26.2 million for the year ended December 31, 2008. For 2009, net income allocated to common shareholders was $10.7 million, or $0.99 for both basic and diluted earnings per common share. Net loss allocated to common shareholders was $27.7 million for 2008, or a net loss of $2.54 for both basic and diluted earnings per common share. Cash dividends of $0.40 per common share were paid in 2009, compared to cash dividends of $0.54 per common share paid in 2008. Key factors behind these results are discussed below.
•
The recent market conditions have been marked with general economic and industry declines with an impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets, resulting in an increase in nonperforming loans, net charge offs, and provision for loan losses. Nonperforming loans were $8.7 million at December 31, 2009, compared to $8.2 million at December 31, 2008. Net charge offs were $5.7 million in 2009 (or 0.47% of average loans) compared to $3.3 million in 2008 (or 0.32% of average loans). The provision for loan losses was $7.7 million and $6.6 million, respectively, for 2009 and 2008. At year-end 2009, the allowance for loan losses represented 1.64% of total loans (covering 239% of non-performing loans), compared to 1.67% (covering 229% of nonperforming loans) at year-end 2008. See also sections, “Allowance for Loan Losses” and “Non-performing and Potential Problem Loans” for additional information on net charge-offs and non-performing loans.

•
At December 31, 2009, total loans were $1.264 billion, up 13% from year-end 2008, primarily in commercial based and indirect auto loans. Total deposits at December 31, 2009, were $1.743 billion, up 7% from year-end 2008, primarily attributable to higher noninterest-bearing demand and certificates of deposits.

•
Taxable equivalent net interest income was $75.0 million for 2009 or 8% higher than $69.6 million in 2008. Taxable equivalent interest income decreased $6.1 million, while interest expense decreased by $11.4 million. The increase in taxable equivalent net interest income was a function of both favorable volume variances (increasing taxable equivalent net interest income by $2.6 million) and rate variances (increasing taxable equivalent net interest income by $2.7 million). See also section, “Net Interest Income” for additional information on taxable equivalent net interest income and net interest margin.

•
The net interest margin for 2009 was 4.04%, 11 basis points higher than 3.93% in 2008. The increase in net interest margin was attributable to a 30 basis point increase in interest rate spread (the net of a 90 basis point decrease in the cost of interest-bearing liabilities and a 60 basis decrease in the yield on earning assets), partially offset by a 19 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

•
Noninterest income was $18.8 million for 2009. Core fee-based revenues (defined as service charges on deposit accounts, ATM and debit fees, and broker-dealer fees and commissions) totaled $14.7 million for 2009, down $571 thousand or 4% from $15.3 million for 2008. Net mortgage banking income was $2.0 million for 2009, compared to $1.0 million in 2008, an increase of $1.0 million from 2008, primarily attributable to higher secondary mortgage production experienced during 2009 due to the low interest rate environment and the favorable impact on refinance activity. For additional discussion concerning noninterest income see section, “Noninterest Income.”

•
Net investment securities losses (defined as net gain on disposal of investment securities and impairment charges on investment securities) were $1.2 million and for 2009, compared to net investment securities losses of $67.9 million for 2008, primarily attributable to other-than-temporary write-downs on investment securities.

•
Noninterest expense for 2009 was $62.8 million, an increase of $5.3 million or 9% over 2008. FDIC assessments increased $3.0 million, salaries and employee benefits increased $2.2 million, and collectively all remaining noninterest expense categories were up $142 thousand compared to 2008. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 65.52% for 2009 and 64.07% for 2008. For additional discussion regarding noninterest expense see section, “Noninterest Expense.”

•
Income tax expense for 2009 was $6.1 million, compared to income tax benefit of $21.3 million for 2008. The change in income tax was primarily due to the increase to pretax income from a pretax loss between the years. For additional discussion concerning income tax see section, “Income Taxes.”

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
OVERVIEW
At December 31, 2009, the Company had total assets of $2.062 billion, an increase of 8% from $1.917 billion as of December 31, 2008, primarily a result of the continued growth of its core business of loans and deposits. Loans totaled $1.264 billion as of December 31, 2009, up $142.9 million, or 13%, when compared to $1.121 billion as of December 31, 2008. The increase in loans was primarily attributed to the expansion of the indirect lending program and commercial business development efforts. Nonperforming assets totaled $10.4 million as of December 31, 2009, up $1.2 million from a year ago, primarily due to the addition of non-performing investment securities for which the Company has stopped accruing interest. Total deposits amounted to $1.743 billion and $1.633 billion as of December 31, 2009 and 2008, respectively. As of December 31, 2009, total borrowed funds were $106.4 million, comparable to $70.8 million as of December 31, 2008. Book value per common share was $13.39 and $12.71 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 the Company’s total shareholders’ equity was $198.3 million compared to $190.3 million a year earlier.
INVESTING ACTIVITIES
The following table summarizes the composition of the available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition
	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$134,564	$134,105	$67,871	$68,173	$158,920	$158,940
State and political subdivisions	80,812	83,659	129,572	131,711	171,294	172,601
Mortgage-backed securities:
Agency mortgage-backed securities	356,044	356,355	297,278	303,105	239,427	238,101
Non-Agency mortgage-backed securities	5,087	5,160	42,296	39,447	58,371	57,771
Asset-backed securities	1,295	1,222	3,918	3,918	34,115	33,198
Equity securities	—	—	923	1,152	33,930	34,630

Total available for sale securities	577,802	580,501	541,858	547,506	696,057	695,241
Securities held to maturity:
State and political subdivisions	39,573	40,629	58,532	59,147	59,479	59,902

Total investment securities	$617,375	$621,130	$600,390	$606,653	$755,536	$755,143

MANAGEMENT’S DISCUSSION AND ANALYSIS
Impairment Assessment
The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is no longer intended to be held until the recovery of amortized cost. The amount of the impairment related to other factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than temporary impairment includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
As of December 31, 2009, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of operations. The following discussion provides further details of the Company’s assessment of the securities portfolio by investment category.
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	At December 31,
	2009		2008		2007
	Unrealized	% of	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total	Losses	Total
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$545	19.8%	$307	7.3%	$324	7.5%
State and political subdivisions	3	0.1	42	1.0	261	6.0
Mortgage-backed securities:
Agency mortgage-backed securities	1,638	59.3	981	23.1	1,868	43.2
Non-Agency mortgage-backed securities	330	12.0	2,854	67.3	890	20.6
Asset-backed securities	244	8.8	—	—	972	22.5
Equity securities	—	—	52	1.2	—	—

Total available for sale securities	2,760	100.0	4,236	99.9	4,315	99.8
Securities held to maturity:
State and political subdivisions	—	—	4	0.1	8	0.2

Total investment securities	$2,760	100.0%	$4,240	100.0%	$4,323	100.0%

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2009, there were 30 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. These securities had an aggregate amortized cost of $94.0 million and unrealized losses of $545 thousand. Of the securities in an unrealized loss position, 8 securities with a total amortized cost of $10.0 million and unrealized losses of $185 thousand were in an unrealized loss position for 12 months or longer. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
State and Political Subdivisions. At December 31, 2009, the state and political subdivisions portfolio (“municipals”) totaled $123.2 million, of which $83.7 million was classified as available for sale. As of that date, $39.5 million was classified as held to maturity, with a fair value of $40.6 million. As of December 31, 2009, there were 3 municipals that were in an unrealized loss position. These securities had an aggregate amortized cost of $153 thousand and unrealized losses of $3 thousand.
Agency Mortgage-backed Securities. At December 31, 2009, with the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies (“Agency MBS”), primarily FNMA and the FHLMC. The contractual cash flows of the Company’s Agency MBS are guaranteed by FNMA, FHLMC or GNMA. FNMA and FHLMC are government sponsored enterprises that were placed under the conservatorship of the U.S. government during the third quarter of 2008. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government. The Company sold Agency MBS securities with an amortized cost totaling $152.9 million during the year ended December 31, 2009, and realized a gain of $5.9 million on those sales.
Given the high credit quality inherent in Agency MBS, the Company does not consider any of the unrealized losses as of December 31, 2009, on such MBS to be credit related. As a result of its analyses, the Company determined at December 31, 2009 that the unrealized losses on its Agency MBS are temporary. At December 31, 2009, the Company did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. The Company’s non-Agency MBS portfolio consists of positions in five privately issued whole loan collateralized mortgage obligations with a fair value of $5.2 million and net unrealized gains of approximately $70 thousand at December 31, 2009. As of that date, there were two non-Agency MBS with an aggregate amortized cost of $3.3 million and unrealized losses of $330 thousand that have been in an unrealized loss position for 12 months or longer.
The Company sold 12 non-Agency MBS with aggregate amortized costs of $24.3 million during the year ended December 31, 2009, realizing net losses totaling $3.0 million on those sales. Of the securities sold, the Company had recognized OTTI charges totaling $2.2 million on four of the securities, of which $1.7 million was recorded during 2009.
As of December 31, 2009, there were three non-Agency MBS with an aggregate amortized cost of $1.8 million rated below investment grade. None of these securities was in an unrealized loss position. To date, the Company has recognized aggregate OTTI charges due to reasons of credit quality of $6.0 million against these securities, of which $660 thousand was recorded during 2009.
As a result of its analyses, the Company determined at December 31, 2009 that the unrealized losses on its non-Agency MBS are temporary. These temporary unrealized losses are believed to be primarily related to an overall widening in liquidity spreads related to the reduced liquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. At December 31, 2009, the Company did not intend to sell any of its non-Agency MBS that were in an unrealized loss position prior to recovery of amortized cost.
Asset-backed Securities (“ABS”). As of December 31, 2009, the carrying value of the ABS portfolio totaled $1.3 million and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.
During the year ended December 31, 2009, the Company recognized OTTI charges totaling $2.3 million against all but one of these ABS, all of which were acquired prior to November 2007. Since the second quarter of 2008, the Company has written down each of the securities in the ABS portfolio, resulting in OTTI charges totaling $32.3 million through December 31, 2009. The Company expects to recover the remaining carrying value of $1.3 million, representing the Company’s maximum exposure to future OTTI charges on the current ABS portfolio. As of December 31, 2009, each of the securities in the ABS portfolio was rated below investment grade. There were 9 ABS securities in a loss position with an aggregate amortized cost of $522 thousand and unrealized losses totaling $244 thousand as of December 31, 2009. Each of these securities has been in loss position for less than 12 months.
Equity Securities. During the first quarter of 2009 the Company liquidated its equity securities portfolio, which consisted of auction rate preferred equity securities collateralized by FNMA and FHLMC preferred stock and common equity securities. A $152 thousand loss was realized on the sale of the equity securities portfolio, comprised of aggregate losses totaling $242 thousand related to the preferred equity securities and an aggregate gain of $90 thousand from sale of the common equity securities.
Other Investments. Recently, credit concern surrounding the Federal Home Loan Bank system has been widespread. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Company has assessed the ultimate recoverability of its FHLB stock and believes no impairment currently exists. The Company’s ownership of FHLB stock, which totaled $3.3 million at December 31, 2009, is included in other assets and recorded at cost.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million at December 31, 2009, is included in other assets and recorded at cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
The following table provides detail of securities rated below investment grade (dollars in thousands).

	As of December 31, 2009					OTTI losses recognized in earnings
	Number				Unrealized	For the year ended
Current	of	Par	Amortized	Fair	Gains	December 31,		Total
Rating(1)	Cusips	Value	Cost	Value	(Losses)	2008	2009	to Date

Securities with unrealized gains:
Non-Agency MBS:
Ba1/CCC	1	$1,404	$609	$646	$37	$626	$166	$792
CC/B (2)	1	2,411	672	672	—	1,240	494	1,734
CC (3)	1	3,814	492	859	367	3,513	—	3,513

	3	7,629	1,773	2,177	404	5,379	660	6,039

Asset-backed securities:
Baa3/CC (4)	1	661	68	206	138	545	50	595
Caa2/CCC (5)	1	1,996	36	36	—	1,615	313	1,928
Caa3/CC (6)	1	3,000	59	70	11	2,860	—	2,860
Ca/CCC (5)	1	2,977	37	56	19	2,435	476	2,911
Ca/CC (6)	2	9,050	573	576	3	7,773	495	8,268

	6	17,684	773	944	171	15,228	1,334	16,562

Total securities with unrealized gains	9	25,313	2,546	3,121	575	20,607	1,994	22,601

Securities with unrealized losses:
Asset-backed securities:
Ca/CC (6)	4	6,392	337	166	(171)	5,481	437	5,918
Ca/C	2	3,144	45	28	(17)	2,826	147	2,973
C/CC (6)	2	5,029	80	65	(15)	4,570	388	4,958
Ca/D	1	2,000	60	18	(42)	1,868	8	1,876

Total securities with unrealized losses	9	16,565	522	277	(245)	14,745	980	15,725

	18	$41,878	$3,068	$3,398	$330	$35,352	$2,974	$38,326

(1)	Ratings presented are Moody’s/Fitch except as noted.

(2)	Ratings presented are Fitch /S&P.

(3)	Rating presented is S&P.

(4)	Ratings presented are Moody’s/S&P.

(5)	Securities were further downgraded by Fitch to a rating of CC during February 2010.

(6)	Securities were further downgraded by Fitch to a rating of C during February 2010.
During 2009 the Company realized losses totaling $1.6 million from the sale of three non-Agency MBS securities which were rated below investment grade. At the time of sale, the securities had a combined adjusted carrying value of $4.1 million. The adjusted carrying value reflects impairment charges of $1.7 million and $539 thousand taken against the securities during the years ended December 31, 2009 and 2008, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The composition of the Company’s loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$186,386	14.8%	$158,543	14.1%	$136,780	14.2%	$105,806	11.4%	$116,444	11.7%
Commercial real estate	308,873	24.4	262,234	23.4	245,797	25.5	243,966	26.4	264,727	26.7
Agricultural	41,872	3.3	44,706	4.0	47,367	4.9	56,808	6.1	75,018	7.5
Residential real estate	144,215	11.4	177,683	15.8	166,863	17.3	163,243	17.6	168,498	17.0
Consumer indirect	352,611	27.9	255,054	22.8	134,977	14.0	106,443	11.5	85,237	8.6
Consumer direct and home equity	230,049	18.2	222,859	19.9	232,389	24.1	250,216	27.0	282,397	28.5

Total loans	1,264,006	100.0%	1,121,079	100.0%	964,173	100.0%	926,482	100.0%	992,321	100.0%
Allowance for loan losses	20,741		18,749		15,521		17,048		20,231

Total loans, net	$1,243,265		$1,102,330		$948,652		$909,434		$972,090

Total loans increased 13%, or $142.9 million, to $1.264 billion as of December 31, 2009 from $1.121 billion as of December 31, 2008, primarily attributed to the expansion of the indirect lending program and commercial business development efforts, offset by a reduction in agricultural and residential real estate loans.
Commercial loans and commercial real estate loans increased $74.5 million to $495.3 million as of December 31, 2009 from $420.8 million as of December 31, 2008, a result of the Company’s continued focus on commercial business development programs. Agricultural loans decreased $2.8 million, to $41.9 million as of December 31, 2009 from $44.7 million as of December 31, 2008. Competition and adherence to strict credit standards has led to payments outpacing new loan originations in the agricultural portfolio.
Residential real estate loans decreased $33.5 million to $144.2 million as of December 31, 2009 in comparison to $177.7 million as of December 31, 2008. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market. In addition, the Company securitized and sold $16.0 million in residential real estate loans during the second quarter of 2009. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
Parts of the country have experienced a significant decline in real estate values that has led, in some cases, to the debt on the real estate exceeding the value of the real estate. The Western and Central New York markets the Company serves have not generally experienced, to this point, such conditions. Should deterioration in real estate values in the markets we serve occur, the value and liquidity of real estate securing the Company’s loans could become impaired. While the Company is not engaged in the business of sub-prime lending, a decline in the value of residential or commercial real estate could have a material adverse effect on the value of property used as collateral for our loans.
The consumer indirect portfolio increased 38% to $352.6 million as of December 31, 2009 from $255.1 million as of December 31, 2008. The Company increased its indirect portfolio by managing existing and developing new relationships with over 250 franchised auto dealers, primarily in Western and Central New York. During the year ended December 31, 2009 the Company originated $199.1 million in indirect auto loans with a mix of approximately 32% new auto and 68% used auto. This compares with $180.9 million in indirect loan auto originations with a mix of approximately 38% new auto and 62% used auto for the same period in 2008.
There is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans. While the asset quality of these portfolios is currently good, deterioration in the economy of the regions where these loans were extended could have an adverse impact on the amount of credit losses the Company experiences in the future.
Loans Held for Sale and Mortgage Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) totaled $421 thousand and $1.0 million as of December 31, 2009 and 2008, respectively, all of which were residential real estate loans.
The Company sells certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio increased to $349.8 million as of December 31, 2009 from $315.7 million as of December 31, 2008. The increase in the sold and serviced portfolio resulted from an increase in residential loan origination and refinancing volumes, complemented by the Company’s securitization and sale of $16.0 million in residential real estate loans during the second quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis
	Year Ended December 31,
	2009	2008	2007	2006	2005
Allowance for loan losses, beginning of year	$18,749	$15,521	$17,048	$20,231	$39,186
Charge-offs (1):
Commercial	2,317	675	562	1,195	12,980
Commercial real estate	355	1,190	439	501	15,397
Agricultural	43	47	56	379	18,543
Residential real estate	225	320	319	278	56
Consumer indirect	3,637	2,011	988	532	775
Consumer direct and home equity	1,253	1,216	1,531	1,314	1,535

Total charge-offs	7,830	5,459	3,895	4,199	49,286
Recoveries:
Commercial	407	664	972	1,417	864
Commercial real estate	130	280	216	132	280
Agricultural	41	55	168	389	57
Residential real estate	12	26	50	71	5
Consumer indirect	1,030	548	235	224	261
Consumer direct and home equity	500	563	611	625	332

Total recoveries	2,120	2,136	2,252	2,858	1,799

Net charge-offs	5,710	3,323	1,643	1,341	47,487
Provision (credit) for loan losses	7,702	6,551	116	(1,842)	28,532

Allowance for loan losses, end of year	$20,741	$18,749	$15,521	$17,048	$20,231

Net charge-offs to average loans	0.47%	0.32%	0.18%	0.14%	4.27%
Allowance to end of period loans	1.64%	1.67%	1.61%	1.84%	2.04%
Allowance to end of period non-performing loans	239%	229%	192%	108%	112%

(1)
During 2005 the Company transferred $169.0 million in commercial-related loans to held for sale, at an estimated fair value less costs to sell of $132.3 million, resulting in $36.7 million in commercial-related charge-offs. In the second half of 2005, the Company realized a net gain of $9.4 million on the ultimate sale or settlement of commercial-related loans held for sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Loan Losses by Loan Category
	At December 31,
	2009		2008		2007		2006		2005
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial	$4,060	14.8%	$2,871	14.1%	$1,878	14.2%	$2,443	11.4%	$4,098	11.7%
Commercial real estate	5,991	24.4	4,052	23.4	3,751	25.5	4,458	26.4	6,564	26.7
Agricultural	994	3.3	1,012	4.0	1,516	4.9	1,887	6.1	2,187	7.5
Residential real estate	1,251	11.4	2,516	15.8	1,763	17.3	1,748	17.6	1,252	17.0
Consumer indirect	6,837	27.9	5,152	22.8	2,284	14.0	1,749	11.5	1,032	8.6
Consumer direct and home equity	1,608	18.2	3,146	19.9	2,667	24.1	2,833	27.0	2,504	28.5
Unallocated (1)	—	—	—	—	1,662	—	1,930	—	2,594	—

Total	$20,741	100.0%	$18,749	100.0%	$15,521	100.0%	$17,048	100.0%	$20,231	100.0%

(1)
During 2008 management revised estimation techniques related to allocation of the allowance to specific loan segments. The result was the elimination of the unallocated portion of the allowance for loan losses and allocation of the entire balance to specific loan segments.

Management believes that the allowance for loan losses at December 31, 2009 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond the Company’s control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.
Non-performing and Potential Problem Loans
The following table sets forth information regarding non-performing assets (in thousands):

	Delinquent and Non-performing Assets
	At December 31,
	2009	2008	2007	2006	2005
Non-accruing loans:
Commercial	$650	$510	$827	$2,205	$4,389
Commercial real estate	1,872	2,360	2,825	4,661	6,985
Agricultural	416	310	481	4,836	2,786
Residential real estate	2,376	3,365	2,987	3,127	2,615
Consumer indirect	621	445	278	166	63
Consumer direct and home equity	887	1,199	677	842	923

Total non-accruing loans	6,822	8,189	8,075	15,837	17,761
Restructured loans	—	—	—	—	—
Accruing loans contractually past due over 90 days	1,859	7	2	3	276

Total non-performing loans	8,681	8,196	8,077	15,840	18,037
Foreclosed assets	746	1,007	1,421	1,203	1,099
Non-accruing commercial-related loans held for sale	—	—	—	—	577
Non-performing investment securities	1,015	49	—	—	—

Total non-performing assets	$10,442	$9,252	$9,498	$17,043	$19,713

Non-performing loans to total loans	0.69%	0.73%	0.84%	1.71%	1.82%
Non-performing assets to total assets	0.51%	0.48%	0.51%	0.89%	0.97%

MANAGEMENT’S DISCUSSION AND ANALYSIS
Approximately $3.0 million, or 44.5%, of the $6.8 million in non-accruing loans as of December 31, 2009 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. For non-accruing loans outstanding as of December 31, 2009, the amount of interest income forgone totaled $388 thousand.
At December 31, 2009, non-performing loans included one commercial relationship totaling $1.9 million which was past due in excess of 90 days but continued to accrue interest. During the first quarter of 2010 the Company received payments for substantially all of the principal and interest due for this relationship and expects to receive the remaining amounts in the near term.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $18.4 million and $20.5 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2009 and 2008, respectively.
FUNDING ACTIVITIES
Deposits
The following table summarizes the composition of the Company’s deposits (dollars in thousands).

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$324,303	18.6%	$292,586	17.9%	$286,362	18.2%
Interest-bearing demand	363,698	20.9	344,616	21.1	335,314	21.3
Savings and money market	368,603	21.1	348,594	21.3	346,639	22.0
Certificates of deposit < $100,000	512,969	29.5	482,863	29.6	453,140	28.7
Certificates of deposit of $100,000 or more	173,382	9.9	164,604	10.1	154,516	9.8

	$1,742,955	100.0%	$1,633,263	100.0%	$1,575,971	100.0%

The Company offers a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2009, total deposits were $1.743 billion, representing an increase of $109.7 million for the year. Certificates of deposit were 39.4% and 39.7% of total deposits at December 31, 2009 and 2008, respectively.
Nonpublic deposits represent the largest component of the Company’s funding sources and totaled $1.387 billion and $1.280 billion as of December 31, 2009 and 2008, respectively. The Company has managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. Nonpublic deposit levels were positively impacted by the expansion of the Company’s branch network in the greater Rochester area, where de novo branches were added in Henrietta and Greece during the third and fourth quarters of 2008, respectively. The Company had no brokered deposits outstanding at December 31, 2009 or 2008.
As an additional source of funding, the Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of the Company’s total deposits. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. As of December 31, 2009, total public deposits were $355.9 million compared to $352.8 million as of December 31, 2008. In general, the number of public relationships remained stable in comparison to prior year.
Short-term Borrowings
Short-term borrowings from the FHLB are used to satisfy funding requirements resulting from daily fluctuations in deposit, loan and investment activities. FHLB borrowings are collateralized by certain investment securities, FHLB stock owned by the Company and certain qualifying loans. At December 31, 2009, short-term borrowings consisted of Federal funds purchased of $9.4 million, $35.1 million of overnight repurchase agreements and a $15.0 million advance from the Federal Reserve’s Term Auction Facility. At December 31, 2008, short-term borrowings consisted of overnight repurchase agreements of $23.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes information relating to the Company’s short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2009	2008	2007
Year-end balance	$59,543	$23,465	$25,643
Year-end weighted average interest rate	0.59%	0.48%	2.71%
Maximum outstanding at any month-end	$85,912	$56,861	$44,944
Average balance during the year	$43,092	$38,028	$29,048
Average interest rate for the year	0.63%	1.90%	2.97%
Long-term Borrowings
Long-term borrowings totaled $46.8 million at December 31, 2009 and consisted of $30.0 million in FHLB repurchase agreements entered into during 2008, $145 thousand of FHLB amortizing advances and $16.7 million in junior subordinated debentures.
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
Shareholders’ Equity
Shareholders’ equity increased by $8.0 million in 2009 to $198.3 million at December 31, 2009, primarily due to net income of $14.4 million, partially offset by common and preferred dividends of $8.0 million. For detailed information on shareholders’ equity, see Note 11, Shareholders’ Equity, of the notes to consolidated financial statements.
The Company’s sale of preferred shares under the Treasury’s TARP in December 2008 increased shareholders’ equity by $37.5 million. The Company is evaluating repayment alternatives relative to the TARP funds to determine the most economically beneficial option for the Company and shareholders.
The Company and Bank are subject to various regulatory capital requirements. At December 31, 2009, both the Company and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 10, Regulatory Matters, of the notes to consolidated financial statements.
GOODWILL
The carrying amount of goodwill totaled $37.4 million as of December 31, 2009 and 2008. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.
The Company has historically considered total market capitalization as an indicator of fair value based on the trading price of its common stock compared to the carrying value of common equity. However, given the extreme volatility in the stock market during recent years and the impact that the credit crisis and the recession had on the stock market, management concluded that it was more appropriate to consider multiple approaches in assessing its goodwill for potential impairment.
At March 31, 2009, the Company concluded that events had occurred and circumstances had changed which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in the Company’s stock price and deterioration in the banking industry. The Company utilized a valuation consultant to perform an interim assessment of its goodwill. The assessment included a weighted combination of valuation techniques, which incorporated both income and market based valuation approaches. The income based valuation approach, which carried the most weight, was based on a dividend discount analysis that calculated cash flows on projected financial results assuming a change of control transaction. The significant factors and assumptions used in the discounted dividend analysis included: management’s financial projections, projected dividend stream based on minimum capital requirements, change of control cost synergies, a multiple of terminal price-to-earnings and the discount rate used to calculate the present value of future cash flows. The valuation also included market based valuation approaches, which included application of median pricing multiples from recent actual acquisitions of companies of similar size, as well as, application of change of control premiums to trading value. The valuation resulted in a fair value that exceeded the carrying value of common equity by greater than 10%. Based primarily on the results of this valuation, management concluded that no impairment of goodwill existed.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The Company continued to monitor the valuation analysis and key assumptions that drove the valuation throughout the remainder of 2009, including as of September 30, the annual evaluation date. The Company also considered the improvement in its financial performance, as well as improved market and industry conditions in general, which occurred subsequent to the March 31, 2009 goodwill impairment analysis. Based on its ongoing evaluation and assessments, the Company concluded no impairment of goodwill existed during and as of the year ended December 31, 2009.
Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2009 AND DECEMBER 31, 2008
Net Interest Income
Net interest income in the consolidated statements of operations (which excludes the taxable equivalent adjustment) was $72.3 million in 2009 compared to $65.3 million in 2008. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 34% tax rate) of $2.7 million and $4.3 million for 2009 and 2008, respectively, resulted in fully taxable equivalent net interest income of $75.0 million in 2009 and $69.6 million in 2008.
Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.
Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.
Taxable equivalent net interest income of $75.0 million for 2009 was $5.3 million or 8% higher than 2008. The increase in taxable equivalent net interest income was a combination of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $2.6 million) and favorable interest rate changes (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $2.7 million). The change in mix and volume of earning assets increased taxable equivalent interest income by $4.8 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $2.2 million, for a net favorable volume impact of $2.6 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $10.8 million, while changes in rates on interest-bearing liabilities lowered interest expense by $13.5 million, for a net favorable rate impact of $2.7 million.
The net interest margin for 2009 was 4.04%, compared to 3.93% in 2008. The 11 basis point improvement in net interest margin was attributable to a 30 basis point increase in interest rate spread (the net of a 90 basis point decrease in the cost of interest-bearing liabilities and a 60 basis decrease in the yield on earning assets), partially offset by a 19 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the relative value of noninterest-bearing deposits and other net free funds).
While unchanged during 2009, the Federal Reserve lowered interest rates seven times (for a total interest rate reduction of 400 basis points) during 2008. At December 31, 2009, the Federal Funds rate was 0.25%, unchanged from December 31, 2008.
For 2009, the yield on average earning assets of 5.23% was 60 basis points lower than 2008. Loan yields also decreased 60 basis points (to 6.01%). Commercial loans in particular, down 97 basis points, experienced lower yields given the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on securities and short-term investments was down 84 basis points to 4.00%, also impacted by the lower interest rate environment and prepayment speeds of mortgage-related investment securities purchased at a premium. Overall, earning asset rate changes reduced interest income by $10.8 million.
The cost of average interest-bearing liabilities of 1.46% in 2009 was 90 basis points lower than 2008. The average cost of interest-bearing deposits was 1.33% in 2009, 87 basis points lower than 2008, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 118 basis points to 3.47% for 2009, with short-term borrowings down 127 basis points and long-term borrowings down 52 basis points. The interest-bearing liability rate changes resulted in $13.6 million lower interest expense.
Average interest-earning assets of $1.857 billion in 2009 were $84.7 million or 5% higher than 2008. Average investment securities decreased $111.9 million as a result of mortgage-related investment securities sales and maturities. Average loans increased $184.9 million or 18%, with a $68.6 million increase in commercial loans and a $128.4 million increase in consumer loans, offset by a $12.1 million decrease in residential real-estate loans.
Average interest-bearing liabilities of $1.525 billion in 2009 were up $98.1 million or 7% versus 2008, attributable to higher average deposit balances. On average, interest-bearing deposits grew $99.8 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $13.4 million. Average wholesale funding decreased $1.7 million, the net of $5.1 million increase and $6.8 million decrease in short-term and long-term borrowings, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables present, for the periods indicated, information regarding: (i) the average balance sheet; (ii) the amount of interest income from interest-earning assets and the resulting annualized yields (tax-exempt yields have been adjusted to a tax-equivalent basis using the applicable Federal tax rate in each year); (iii) the amount of interest expense on interest-bearing liabilities and the resulting annualized rates; (iv) net interest income; (v) net interest rate spread; (vi) net interest income as a percentage of average interest-earning assets (“net interest margin”); and (vii) the ratio of average interest-earning assets to average interest-bearing liabilities. Investment securities are at amortized cost for both held to maturity and available for sale securities. Loans include net unearned income, net deferred loan fees and costs and non-accruing loans. Dollar amounts are shown in thousands.

	Years ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$37,214	$82	0.22%	$26,568	$619	2.33%	$31,756	$1,662	5.23%
Investment securities:
Taxable	454,552	16,466	3.62	487,687	21,882	4.49	557,035	25,414	4.56
Tax-exempt	155,054	7,920	5.11	233,864	13,065	5.59	254,083	14,343	5.65

Total investment securities	609,606	24,386	4.00	721,551	34,947	4.84	811,118	39,757	4.90
Loans held for sale	1,899	95	5.00	821	51	6.23	770	54	6.99
Loans:
Commercial	184,269	8,667	4.70	147,015	9,141	6.22	117,784	9,728	8.26
Commercial real estate	284,603	17,882	6.28	250,387	17,086	6.82	246,396	18,230	7.40
Agricultural	42,126	2,373	5.63	45,035	3,126	6.94	53,356	4,351	8.16
Residential real estate	159,156	9,605	6.04	171,262	10,710	6.25	165,226	10,815	6.55
Consumer indirect	313,239	21,838	6.97	185,197	13,098	7.07	118,152	8,067	6.83
Consumer direct and home equity	224,720	12,246	5.45	224,343	14,462	6.45	236,910	17,315	7.31

Total loans	1,208,113	72,611	6.01	1,023,239	67,623	6.61	937,824	68,506	7.30

Total interest-earning assets	1,856,832	97,174	5.23	1,772,179	103,240	5.83	1,781,468	109,979	6.17

Less: Allowance for loan losses	20,355			16,287			16,587
Other noninterest-earning assets	197,439			149,453			142,156

Total assets	$2,033,916			$1,905,345			$1,907,037

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$365,873	772	0.21	$347,702	3,246	0.93	$338,326	5,760	1.70
Savings and money market	383,697	1,090	0.28	369,926	3,773	1.02	346,131	5,863	1.69
Certificates of deposit	685,259	17,228	2.51	617,381	22,330	3.62	672,239	31,091	4.63

Total interest-bearing deposits	1,434,829	19,090	1.33	1,335,009	29,349	2.20	1,356,696	42,714	3.15
Short-term borrowings	43,092	270	0.63	38,028	721	1.90	29,048	864	2.97
Long-term borrowings	46,913	2,857	6.09	53,687	3,547	6.61	51,561	3,561	6.91

Total interest-bearing liabilities	1,524,834	22,217	1.46	1,426,724	33,617	2.36	1,437,305	47,139	3.28

Noninterest-bearing deposits	293,852			280,467			266,239
Other liabilities	20,890			15,249			17,966
Shareholders’ equity	194,340			182,905			185,527

Total liabilities and shareholders’ equity	$2,033,916			$1,905,345			$1,907,037

Net interest income (tax-equivalent)		$74,957			$69,623			$62,840

Interest rate spread			3.77%			3.47%			2.89%

Net earning assets	$331,998			$345,455			$344,163

Net interest margin (tax-equivalent)			4.04%			3.93%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.77%			124.21%			123.95%

MANAGEMENT’S DISCUSSION AND ANALYSIS
Rate /Volume Analysis
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	December 31, 2009 vs. 2008			December 31, 2008 vs. 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$179	$(716)	$(537)	$(238)	$(805)	$(1,043)
Investment securities:
Taxable	(1,412)	(4,004)	(5,416)	(3,118)	(414)	(3,532)
Tax-exempt	(4,102)	(1,043)	(5,145)	(1,131)	(147)	(1,278)

Total investment securities	(4,977)	(5,584)	(10,561)	(4,343)	(467)	(4,810)
Loans held for sale	56	(12)	44	4	(7)	(3)
Loans:
Commercial	2,028	(2,502)	(474)	2,115	(2,702)	(587)
Commercial real estate	2,218	(1,422)	796	291	(1,435)	(1,144)
Agricultural	(192)	(561)	(753)	(627)	(598)	(1,225)
Residential real estate	(740)	(365)	(1,105)	387	(492)	(105)
Consumer indirect	8,930	(190)	8,740	4,732	299	5,031
Consumer direct and home equity	24	(2,240)	(2,216)	(885)	(1,968)	(2,853)

Total loans	11,481	(6,493)	4,988	5,949	(6,832)	(883)

Total interest-earning assets	4,772	(10,838)	(6,066)	(570)	(6,169)	(6,739)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	162	(2,636)	(2,474)	156	(2,670)	(2,514)
Savings and money market	135	(2,818)	(2,683)	379	(2,469)	(2,090)
Certificates of deposit	2,257	(7,359)	(5,102)	(2,386)	(6,375)	(8,761)

Total interest-bearing deposits	2,056	(12,315)	(10,259)	(673)	(12,692)	(13,365)
Short-term borrowings	85	(536)	(451)	222	(365)	(143)
Long-term borrowings	(426)	(264)	(690)	144	(158)	(14)

Total interest-bearing liabilities	2,177	(13,577)	(11,400)	(345)	(13,177)	(13,522)

Change in net interest income	$2,595	$2,739	$5,334	$(225)	$7,008	$6,783

MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for Loan Losses
The provision for loan losses totaled $7.7 million for the year ended December 31, 2009, versus $6.6 million for 2008. The increase in the provision was due to increased net charge-offs and increases in loan portfolio outstandings during 2009. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.
Noninterest Income (Loss)
Noninterest income was $18.8 million for 2009. Core fee-based revenues (defined as service charges on deposit accounts, ATM and debit fees, and broker-dealer fees and commissions) totaled $14.7 million for 2009, down $571 thousand or 4% from $15.3 million for 2008. Net mortgage banking income was $2.0 million for 2009, compared to $1.0 million in 2008, an increase of $1.0 million from 2008, primarily attributable to higher secondary mortgage production experienced during 2009.
The following table summarizes the Company’s noninterest income (loss) for the years ended December 31 (in thousands):

	2009	2008	2007
Service charges on deposits	$10,065	$10,497	$10,932
ATM and debit card	3,610	3,313	2,883
Loan servicing	1,308	664	928
Company owned life insurance	1,096	563	1,255
Broker-dealer fees and commissions	1,022	1,458	1,396
Net gain on sale of loans held for sale	699	339	779
Net gain on disposal of investment securities	3,429	288	207
Impairment charges on investment securities	(4,666)	(68,215)	—
Net gain on sale of other assets	180	305	102
Other	2,052	2,010	2,198

Total noninterest income (loss)	$18,795	$(48,778)	$20,680

Service charges on deposits were $10.1 million, $432 thousand or 4% lower than 2008. The decrease was primarily attributable to lower nonsufficient funds (down $505 thousand to $8.3 million), offset by an increase in other service charges of (up $73 thousand to $1.8 million).
ATM and debit card income was $3.6 million for 2009, an increase of $297 thousand or 9%, compared to 2008, as the increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage fees.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized mortgage servicing assets. Loan servicing income increased $644 thousand for the year ended December 31, 2009 compared to 2008, mainly from an increase in the sold and serviced residential real estate portfolio and a recovery in the fair value of capitalized mortgage servicing assets.
The Company invested $20.0 million in company owned life insurance during the third quarter of 2008, resulting in the $533 thousand increase when comparing company owned life insurance income for the year ended December 31, 2009 to 2008.
Broker-dealer fees and commissions were down $436 thousand or 30%, compared to 2008. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which has declined during 2009 as a result of current market and economic conditions.
Net gain on sale of loans held for sale increased $360 thousand compared to the prior year, due primarily to higher gains on sales and related income resulting from increased volumes. Secondary mortgage production was $89.0 million for 2009, compared to $28.5 million for 2008. In addition, the 2008 income includes $104 thousand in net gains from the sale of student loans. The Company exited the student loan business in 2008.
The $3.4 million net gain on disposal of investment securities for 2009 is comprised of $6.8 million in gross gains, primarily from securities issued by U.S. government sponsored agencies, and $3.4 million in gross losses on sales of privately issued whole loan CMOs and auction rate securities. The $288 thousand net gain on disposal of investment securities for 2008 is comprised of $291 thousand in gross gains and $3 thousand in gross losses.
The $4.7 million of impairment charges on investment securities for 2009 is comprised of valuation write-downs of $2.4 million on pooled TPS and $2.3 million on privately issued whole loan CMOs. The $68.2 million of impairment charges on investment securities for 2008 is comprised of valuation write-downs of $30.0 million on pooled TPS, $5.9 million on privately issued whole loan CMOs and $32.3 million on auction-rate securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
Noninterest expense for 2009 was $62.8 million, an increase of $5.3 million or 9% over 2008. FDIC assessments increased $3.0 million, salaries and employee benefits increased $2.2 million, and collectively all remaining noninterest expense categories were up $142 thousand compared to 2008. The following table summarizes the Company’s noninterest expense for the years ended December 31 (in thousands):

	2009	2008	2007
Salaries and employee benefits	$33,634	$31,437	$33,175
Occupancy and equipment	11,062	10,502	9,903
FDIC assessments	3,651	674	289
Professional services	2,524	2,141	2,080
Computer and data processing	2,340	2,433	2,126
Supplies and postage	1,846	1,800	1,662
Advertising and promotions	949	1,453	1,402
Other	6,771	7,021	6,791

Total noninterest expense	$62,777	$57,461	$57,428

Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $33.6 million for 2009, up $2.2 million or 7% from 2008. Average full-time equivalent employees (“FTEs”) were 586 for 2009, down 4% from 610 for 2008. Salary-related expenses were relatively unchanged at $25.2 million for 2009 and $25.1 million for 2008, a result of fewer FTEs offset by higher incentives and commissions. Fringe benefit expenses increased $2.1 million or 34%, primarily from higher pension and post-retirement benefit costs.
Compared to 2008, occupancy and equipment expenses of $11.1 million were up $560 thousand or 5%, primarily a result of additional expenses related to the opening of two new branches at the end of 2008, combined with increased software maintenance costs.
FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, increased $3.0 million for the year ended December 31, 2009. The increases resulted from a combination of an increase in deposit levels subject to insurance premiums, higher FDIC insurance premium rates during 2009 and a $923 thousand special assessment during the second quarter of 2009, coupled with utilization of approximately $451 thousand in carryforward credits that reduced expense during the first nine months of 2008.
Professional services expense of $2.5 million increased $383 thousand or 18%, primarily due to higher legal and other professional consultant costs associated with loan workouts and other corporate activities and projects.
Advertising and promotions expense of $949 thousand and other noninterest expense of $6.8 million, collectively, were down $754 thousand or 9%, reflecting efforts to control selected discretionary expenses.
The efficiency ratio for the year ended December 31, 2009 was 65.52% compared with 64.07% for 2008. The diminished efficiency ratio is reflective of noninterest expense increasing by larger margin than the higher level of net interest income. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities and proceeds from company owned life insurance included in income.
Income Taxes
The Company recognized income tax expense of $6.1 million for 2009 compared to an income tax benefit of $21.3 million for 2008. The change in income tax was primarily due to the Company having pre-tax income for 2009 versus a pre-tax loss for 2008. The Company’s effective tax rates were 29.8% in 2009 and (44.9)% in 2008. Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. The unusual 2008 effective tax benefit rate results from the relationship between the size of the favorable permanent differences and pre-tax loss.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Provision for Loan Losses
The provision for loan losses totaled $6.5 million for the year ended December 31, 2008, versus $116 thousand for 2007. The increase in the provision was primarily due to growth in the consumer indirect loan portfolio and a $1.7 million increase in net charge-offs during 2008. See the “Analysis on Allowance for Loan Losses” and “Allocation of Allowance for Loan Losses” sections for further discussion.
Noninterest Income
Service charges on deposits declined to $10.5 million for the year ended December 31, 2008 compared with $10.9 million for the same period in 2007, a result of fewer customer overdrafts and related service fees.
ATM and debit card income totaled $3.3 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively. ATM and debit card income has increased as a result of higher ATM usage fees and an increase in customer utilization of debit card point-of-sale transactions. Broker-dealer fees and commissions increased due to slightly higher sales volumes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
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
The Company experienced a 6% increase in occupancy and equipment expenses in 2008 to $10.5 million, compared to $9.9 million in 2007. The increase was partly a result of the expansion of the branch network in the Rochester area, as de novo branches were added in Henrietta and Greece during the third and fourth quarters of 2008, respectively. Also contributing to the increase in 2008 were technology upgrades and higher service contract related expenses associated with equipment and computer software.
FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, increased $385 thousand for the year ended December 31, 2008. The Company had carryforward credits which it utilized to reduce deposit insurance expense during 2007 and a portion of 2008. These carryforward credits were fully utilized during the first nine months of 2008.
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
Other expenses increased 3% or $230 thousand for the year ended December 31, 2008. A $557 thousand prepayment charge on borrowed funds was partly offset by lower levels of commercial-related loan workout expenses and other real estate expense (“ORE”) expenses in 2008.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
2009 FOURTH QUARTER RESULTS
For the fourth quarter of 2009, the Company’s net income was $5.4 million or $0.42 per diluted share, compared with net income of $3.4 million or $0.23 per diluted share for the third quarter of 2009 and a net loss of $3.1 million or ($0.33) per diluted share for the fourth quarter of 2008.
Net interest income for the fourth quarter of 2009 was $19.2 million, an increase of $1.9 million or 11% over the fourth quarter of 2008. Net interest margin was 4.06% for the fourth quarter of 2009, a decrease of 1 basis point from the fourth quarter of 2008. An improved mix of earning assets, primarily driven by growth in the loan portfolio, coupled with a significant decline in funding costs were the primary factors driving the performance of net interest income and margin.
Noninterest income for the quarter ended December 31, 2009 was $5.2 million, compared with a noninterest loss of $25.1 million in 2008. Other-than-temporary impairment charges (“OTTI”) on investment securities included in noninterest income amounted to $565 thousand during the fourth quarter of 2009. Absent the OTTI charges and net gains from security sales, noninterest income increased 11% for the quarterly period ended December 31, 2009, from the same period in 2008.
Noninterest expense for the fourth quarter of 2009 was $15.1 million, a decrease of $277 thousand from the fourth quarter of 2008. A one-time prepayment charge on borrowed funds of $557 thousand incurred during the fourth quarter of 2008 was most significant cause for the decrease.
Total assets at December 31, 2009 were $2.062 billion, down $75.8 million from $2.138 billion at September 30, 2009. Total loans were $1.264 billion and represented 61% of total assets at December 31, 2009, compared to $1.259 billion and 59% of total assets at September 30, 2009. Total deposits decreased $54.2 million to $1.743 billion at December 31, 2009, versus $1.797 billion at September 30, 2009, due to seasonal reductions in public deposits. Total investment securities were $620.1 million at December 31, 2009, down $50.7 million from $670.8 million at September 30, 2009.
Net charge-offs decreased by $128 thousand from the fourth quarter of 2008 to $1.1 million, or 0.35% of average loans. The provision for loan losses was $1.1 million for the quarter, compared with $2.6 million in the same quarter a year ago. At December 31, 2009, non-performing loans totaled $8.7 million, or 0.69% of total loans, an increase of $2.9 million from the third quarter. Included in non-performing loans at December 31, 2009 was one commercial relationship totaling $1.9 million which was past due in excess of 90 days but continued to accrue interest. The Company received a payment of principal and interest of approximately $1.7 million during January 2010 and expects to receive a substantial portion of the remaining principal and interest before the end of the first quarter of 2010. At December 31, 2009, non-performing assets totaled $10.4 million, which included $1.0 million in non-performing investment securities on which interest payments are no longer being accrued and any payments received are being applied to principal.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LIQUIDITY AND CAPITAL RESOURCES
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, its ability to sell or pledge securities, lines-of-credit, and access to the financial and capital markets.
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
The Company’s cash and cash equivalents were $43.0 million as of December 31, 2009, down from $55.2 million as of December 31, 2008. The Company’s net cash provided by operating activities totaled $22.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items and changes in other assets and other liabilities. Net cash used in investing activities totaled $172.2 million, which included net loan origination funding of $165.7 million and net securities transactions of $6.2 million. Net cash provided by financing activities of $137.7 million was attributed to the $109.7 million and $36.1 million increase in deposits and borrowings, respectively, partially offset by $7.5 million in cash paid for dividends.
Contractual Obligations and Other Commitments
The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2009
	Within 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	Years	years	Total
Certificates of deposit (1)	$526,549	$140,489	$18,968	$345	$686,351
Long-term borrowings	20,080	10,065	—	16,702	46,847
Operating leases	1,135	2,098	1,757	4,386	9,376
Supplemental executive retirement plans	92	282	282	754	1,410
Limited partnership investments (2)	772	1,543	772	—	3,087
Commitments to extend credit (3)	316,688	—	—	—	316,688
Standby letters of credit (3)	6,887	—	—	—	6,887

(1)
Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $75.3 million in three months or less; $29.5 million between three months and six months; $51.1 million between six months and one year; and $17.5 million over one year.

(2)
The Company has committed to capital investments in several limited partnerships of up to $5.6 million. As of December 31, 2009, the Company has contributed $2.5 million to the partnerships, including $383 thousand during 2009.

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
The Company’s sale of preferred shares under the Treasury’s TARP in December 2008 increased shareholders’ equity by $37.5 million. The Company is evaluating repayment alternatives relative to the TARP funds to determine the most economically beneficial option for the Company and shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Security Yields and Maturities Schedule
The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of the Company’s debt securities portfolio as of December 31, 2009. Actual maturities may differ from the contractual maturities presented, because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (in thousands).

					Due after five
	Due in one year		Due from one to		years through		Due after ten
	or less		five years		ten years		years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$84,017	2.02%	$30,935	1.62%	$19,612	0.85%	$134,564	1.76%
State and political subdivisions	23,537	3.51	49,856	3.61	7,419	3.36	—	—	80,812	3.56
Mortgage-backed securities	29,004	3.79	36,060	4.11	13,799	3.79	282,268	3.67	361,131	3.73
Asset-backed securities	—	—	—	—	—	—	1,295	1.86	1,295	1.86

	52,541	3.66	169,933	2.93	52,153	2.44	303,175	3.66	577,802	3.33

Held to maturity debt securities:
State and political subdivisions	30,238	2.56	7,361	4.09	1,542	4.85	432	5.42	39,573	2.97

	$82,779	3.26%	$177,294	2.98%	$53,695	2.51%	$303,607	3.66%	$617,375	3.31%

Contractual Loan Maturity Schedule
The following table summarizes the contractual maturities of the Company’s loan portfolio at December 31, 2009. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less	Due from one	Due after five
	than one year	to five years	years	Total
Commercial	$135,251	$48,741	$2,394	$186,386
Commercial real estate	82,474	150,377	76,022	308,873
Agricultural	21,002	15,826	5,044	41,872
Residential real estate	32,201	68,027	43,987	144,215
Consumer indirect	123,829	220,453	8,329	352,611
Consumer direct and home equity	63,931	119,031	47,087	230,049

Total loans	$458,688	$622,455	$182,863	$1,264,006

Loans maturing after one year:
With a predetermined interest rate		$399,133	$70,498	$469,631
With a floating or adjustable rate		223,322	112,365	335,687

Total loans maturing after one year		$622,455	$182,863	$805,318

MANAGEMENT’S DISCUSSION AND ANALYSIS
Capital Resources
The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum Tier 1 leverage ratio of 4.00%, a minimum Tier 1 capital ratio of 4.00% and a minimum total risk-based capital ratio of 8.00%. The following table reflects the ratios and their components (in thousands):

	2009	2008
Total shareholders’ equity	$198,294	$190,300
Less: Unrealized gain (loss) on securities available for sale, net of tax	1,655	3,463
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(5,357)	(7,476)
Disallowed goodwill and other intangible assets	37,369	37,650
Disallowed deferred tax assets	17,214	22,437
Plus: Qualifying trust preferred securities	16,200	16,200

Tier 1 capital	$163,613	$150,426

Adjusted average total assets (for leverage capital purposes)	$2,054,699	$1,869,111

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.96%	8.05%

Total Tier 1 capital	$163,613	$150,426
Plus: Qualifying allowance for loan losses	17,153	15,936

Total risk-based capital	$180,766	$166,362

Net risk-weighted assets	$1,368,653	$1,272,028

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	11.95%	11.83%

Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	13.21%	13.08%
CRITICAL ACCOUNTING ESTIMATES
The Company’s consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, which are those policies that management believes are the most important to the Company’s financial position and results, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Loans, including impaired loans, are generally classified as non-accruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accruing if repayment in full of principal and/or interest is uncertain.
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
Valuation of Goodwill
Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized. Instead, these assets are subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Currently, the Company’s goodwill is evaluated at the entity level as there is only one material reporting unit. Fair value of the reporting unit is considered based on total market capitalization or discounted cash flow projections using various estimates and assumptions, including discount rate, tangible equity ratio and change in control premium. Changes in the estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. For additional discussion related to the Company’s accounting policy for goodwill and other intangible assets, see Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.
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
Valuation and Other Than Temporary Impairment of Securities
The Company records all of its securities that are classified as available for sale at fair value. The fair value of equity securities are determined using public quotations, when available. Where quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of third-party pricing services using market observable inputs. Private placement securities and other corporate fixed maturities where the Company does not receive a public quotation are valued using a variety of acceptable valuation methods. Market rates used are applicable to the yield, credit quality and average maturity of each security. Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes or through the use of internal models or analysis.
Securities are evaluated quarterly to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the current intent or requirement to hold or sell, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in expected cash flows, creditworthiness, near term prospects of issuers, the level of credit subordination, estimated loss severity, and delinquencies, to determine whether a loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of impairment related to non-credit related factors on securities not intended to be sold is recognized in other comprehensive income.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by FII’s Board of Directors. The Company’s management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management has developed an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.
Net Interest Income at Risk Analysis
The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the statement of financial condition. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis as of December 31, 2009 (dollars in thousands):

	Net Interest Income			Economic Value of Equity
Changes in interest rate	Amount	Change		Amount	Change

+ 300 basis points	$77,667	$1,887	2.49%	$382,072	$(17,550)	(4.39)%
+ 200 basis points	77,038	1,258	1.66	389,616	(10,006)	(2.50)
+ 100 basis points	76,405	624	0.82	397,666	(1,956)	(0.49)
- 100 basis points	72,533	(3,248)	(4.29)	390,784	(8,838)	(2.21)
The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2009, a 100 basis point increase in rates would increase net interest income by $624 thousand, or 0.8%, over the next twelve-month period. A 100 basis point decrease in rates would decrease net interest income by $3.2 million, or 4.3%, over a twelve-month period. As of December 31, 2009, a 100 basis point increase in rates would decrease the economic value of equity by $2.0 million, or 0.5%, over the next twelve-month period. A 100 basis point decrease in rates would decrease the economic value of equity by $8.8 million, or 2.2%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.
In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.

The following table presents an analysis of the Company’s interest rate sensitivity gap position at December 31, 2009. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Borrowings include junior subordinated debentures. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by the Company such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2009
		Over Three	Over
	Three	Months	One Year
	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and interest-earning deposits in other banks	$85	$—	$—	$—	$85
Investment securities	114,564	153,068	241,123	108,620	617,375
Loans	425,288	220,328	533,766	85,045	1,264,427

Total interest-earning assets	$539,937	$373,396	$774,889	$193,665	1,881,887

Cash and due from banks					42,874
Other assets (1)					137,628

Total assets					$2,062,389

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$732,301	$—	$—	$—	$732,301
Certificates of deposit	192,100	334,449	159,457	345	686,351
Borrowings	59,543	20,080	10,065	16,702	106,390

Total interest-bearing liabilities	$983,944	$354,529	$169,522	$17,047	1,525,042

Noninterest-bearing deposits					324,303
Other liabilities					14,750

Total liabilities					1,864,095
Shareholders’ equity					198,294

Total liabilities and shareholders’ equity					$2,062,389

Interest sensitivity gap	$(444,007)	$18,867	$605,367	$176,618	$356,845

Cumulative gap	$(444,007)	$(425,140)	$180,227	$356,845

Cumulative gap ratio (2)	54.9%	68.2%	112.0%	123.4%
Cumulative gap as a percentage of total assets	(21.5)%	(20.6)%	8.7%	17.3%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.

(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2009. That report appears herein.

/s/ Peter G. Humphrey President and Chief Executive Officer	/s/ Karl F. Krebs Executive Vice President and Chief Financial Officer
March 12, 2010	March 12, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Financial Institutions, Inc.:
We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Rochester, New York
March 12, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Financial Institutions, Inc.:
We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Rochester, New York
March 12, 2010

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except share and per share data)	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$42,874	$34,528
Federal funds sold and interest-bearing deposits in other banks	85	20,659

Total cash and cash equivalents	42,959	55,187

Securities available for sale, at fair value	580,501	547,506
Securities held to maturity, at amortized cost (fair value of $40,629 and $59,147, respectively)	39,573	58,532
Loans held for sale	421	1,013
Loans	1,264,006	1,121,079
Less: Allowance for loan losses	20,741	18,749

Loans, net	1,243,265	1,102,330

Company owned life insurance	24,867	23,692
Premises and equipment, net	34,783	36,712
Goodwill	37,369	37,369
Other assets	58,651	54,578

Total assets	$2,062,389	$1,916,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$324,303	$292,586
Interest-bearing demand	363,698	344,616
Savings and money market	368,603	348,594
Certificates of deposit	686,351	647,467

Total deposits	1,742,955	1,633,263

Short-term borrowings	59,543	23,465
Long-term borrowings	46,847	47,355
Other liabilities	14,750	22,536

Total liabilities	1,864,095	1,726,619

Commitments and contingencies (Note 9)

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value; 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value; 7,503 shares authorized and issued; aggregate liquidation preference $37,515; net of $1,672 and $2,016 discount, respectively	35,843	35,499
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,418	53,074

Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	26,940	26,397
Retained earnings	131,371	124,952
Accumulated other comprehensive loss	(3,702)	(4,013)
Treasury stock, at cost — 527,854 and 550,103 shares, respectively	(9,846)	(10,223)

Total shareholders’ equity	198,294	190,300

Total liabilities and shareholders’ equity	$2,062,389	$1,916,919

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
Interest income:
Interest and fees on loans	$72,706	$67,674	$68,560
Interest and dividends on investment securities	21,694	30,655	34,990
Other interest income	82	619	1,662

Total interest income	94,482	98,948	105,212

Interest expense:
Deposits	19,090	29,349	42,714
Short-term borrowings	270	721	864
Long-term borrowings	2,857	3,547	3,561

Total interest expense	22,217	33,617	47,139

Net interest income	72,265	65,331	58,073
Provision for loan losses	7,702	6,551	116

Net interest income after provision for loan losses	64,563	58,780	57,957

Noninterest income (loss):
Service charges on deposits	10,065	10,497	10,932
ATM and debit card	3,610	3,313	2,883
Loan servicing	1,308	664	928
Company owned life insurance	1,096	563	1,255
Broker-dealer fees and commissions	1,022	1,458	1,396
Net gain on sale of loans held for sale	699	339	779
Net gain on disposal of investment securities	3,429	288	207
Impairment charges on investment securities	(4,666)	(68,215)	—
Net gain on sale and disposal of other assets	180	305	102
Other	2,052	2,010	2,198

Total noninterest income (loss)	18,795	(48,778)	20,680

Noninterest expense:
Salaries and employee benefits	33,634	31,437	33,175
Occupancy and equipment	11,062	10,502	9,903
FDIC assessments	3,651	674	289
Professional services	2,524	2,141	2,080
Computer and data processing	2,340	2,433	2,126
Supplies and postage	1,846	1,800	1,662
Advertising and promotions	949	1,453	1,402
Other	6,771	7,021	6,791

Total noninterest expense	62,777	57,461	57,428

Income (loss) before income taxes	20,581	(47,459)	21,209
Income tax expense (benefit)	6,140	(21,301)	4,800

Net income (loss)	$14,441	$(26,158)	$16,409

Preferred stock dividends, net of accretion	3,697	1,538	1,483

Net income (loss) allocated to common shareholders	$10,744	$(27,696)	$14,926

Earnings (loss) per common share (Note 15):
Basic	$0.99	$(2.54)	$1.34
Diluted	$0.99	$(2.54)	$1.33
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2007	$17,623	$113	$24,222	$148,947	$(8,404)	$(113)	$182,388
Comprehensive income:
Net income	—	—	—	16,409	—	—	16,409
Other comprehensive income, net of tax	—	—	—	—	9,071	—	9,071

Total comprehensive income							25,480
Repurchase of common shares	—	—	—	—	—	(7,203)	(7,203)
Repurchase of Series B-1 8.48% Preferred Stock	(42)	—	—	—	—	—	(42)
Share-based compensation plans:
Share-based compensation	—	—	955	—	—	—	955
Stock options exercised	—	—	(53)	—	—	304	251
Restricted stock awards issued	—	—	(344)	—	—	344	—
Directors’ retainer	—	—	(2)	—	—	107	105
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,478)	—	—	(1,478)
Common-$0.46 per share	—	—	—	(5,129)	—	—	(5,129)

Balance at December 31, 2007	$17,581	$113	$24,778	$158,744	$667	$(6,561)	$195,322
Comprehensive income:
Net loss	—	—	—	(26,158)	—	—	(26,158)
Other comprehensive loss, net of tax	—	—	—	—	(4,680)	—	(4,680)

Total comprehensive loss							(30,838)
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(241)	—	—	(241)
Repurchase of common shares	—	—	—	—	—	(4,818)	(4,818)
Repurchase of Series A 3% preferred stock	(6)	—	3	—	—	—	(3)
Warrant issued in connection with Series A Preferred Stock	—	—	2,025	—	—	—	2,025
Issue shares of Series A Preferred Stock	37,515	—	—	—	—	—	37,515
Discount on Series A Preferred Stock	(2,025)	—	—	—	—	—	(2,025)
Share-based compensation plans:
Share-based compensation	—	—	603	30	—	—	633
Stock options exercised	—	—	(12)	—	—	44	32
Restricted stock awards issued	—	—	(998)	—	—	998	—
Directors’ retainer	—	—	(2)	—	—	114	112
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	9	—	—	(56)	—	—	(47)
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.54 per share	—	—	—	(5,885)	—	—	(5,885)

Balance at December 31, 2008	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300

Continued on next page
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2008	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300
Balance carried forward

Comprehensive income:
Net income	—	—	—	14,441	—	—	14,441
Other comprehensive income, net of tax	—	—	—	—	311	—	311

Total comprehensive income							14,752
Issuance costs of Series A Preferred Stock	—	—	(68)	—	—	—	(68)
Share-based compensation plans:
Share-based compensation	—	—	852	2	—	—	854
Stock options exercised	—	—	(4)	—	—	19	15
Restricted stock awards issued, net	—	—	(207)	—	—	207	—
Directors’ retainer			(30)			151	121
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	344	—	—	(537)	—	—	(193)
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A Preferred-$223.61 per share	—	—	—	(1,678)	—	—	(1,678)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.40 per share	—	—	—	(4,327)	—	—	(4,327)

Balance at December 31, 2009	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$14,441	$(26,158)	$16,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,067	3,959	3,991
Net amortization (accretion) of premiums and discounts on securities	2,587	390	(185)
Provision for loan losses	7,702	6,551	116
Share-based compensation	854	633	955
Deferred income tax expense (benefit)	7,470	(23,848)	715
Proceeds from sale of loans held for sale	90,290	28,685	48,048
Originations of loans held for sale	(88,999)	(28,453)	(47,183)
Increase in company owned life insurance	(1,096)	(563)	(111)
Net gain on sale of loans held for sale	(699)	(339)	(779)
Net gain on disposal of investment securities	(3,429)	(288)	(207)
Impairment charge on investment securities	4,666	68,215	—
Net gain on sale and disposal of other assets	(180)	(305)	(102)
(Increase) decrease in other assets	(8,773)	(1,322)	3,510
Decrease in other liabilities	(6,633)	(5,866)	(2,406)

Net cash provided by operating activities	22,268	21,291	22,771

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(602,259)	(310,191)	(307,049)
Held to maturity	(29,280)	(54,925)	(54,926)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	353,545	337,704	308,323
Held to maturity	46,891	57,325	36,169
Proceeds from sale of securities available for sale	224,928	58,368	49,350
Net loan originations	(165,716)	(161,414)	(41,778)
Purchases of company owned life insurance	(79)	(20,112)	(58)
Proceeds from sales of other assets	1,709	1,783	1,307
Purchases of premises and equipment	(1,959)	(6,333)	(3,407)

Net cash used in investing activities	(172,220)	(97,795)	(12,069)

Cash flows from financing activities:
Net increase (decrease) in deposits	109,692	57,292	(41,724)
Net increase (decrease) in short-term borrowings	36,078	(2,178)	(6,668)
Proceeds from long-term borrowings	—	30,000	—
Repayments of long-term borrowings	(508)	(25,212)	(12,321)
Purchases of preferred and common shares	—	(4,821)	(7,245)
Proceeds from issuance of preferred and common shares, net of issuance costs	(68)	35,602	105
Proceeds from issuance of common stock warrant	—	2,025	—
Proceeds from stock options exercised	15	32	251
Cash dividends paid to preferred shareholders	(3,160)	(1,482)	(1,483)
Cash dividends paid to common shareholders	(4,325)	(6,240)	(4,716)

Net cash provided by (used in) financing activities	137,724	85,018	(73,801)

Net (decrease) increase in cash and cash equivalents	(12,228)	8,514	(63,099)
Cash and cash equivalents, beginning of period	55,187	46,673	109,772

Cash and cash equivalents, end of period	$42,959	$55,187	$46,673

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Institutions, Inc., a financial holding company organized under the laws of New York State (“New York” or “NYS”), and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company owns all of the capital stock of Five Star Bank, a New York State chartered bank, and Five Star Investment Services, Inc., a broker-dealer subsidiary offering noninsured investment products. The Company also owns 100% of FISI Statutory Trust I (the “Trust”), which was formed in February 2001 for the purpose of issuing trust preferred securities. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.
The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles (“GAAP”). Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation.
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
The following is a description of the Company’s significant accounting policies.
(a.) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. The Trust is not included in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
(b.) Use of Estimates
In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. Material estimates relate to the determination of the allowance for loan losses, assumptions used in the defined benefit pension plan accounting, the carrying value of goodwill and deferred tax assets, and the valuation and other than temporary impairment considerations related to the securities portfolio. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
(c.) Cash Flow Reporting
Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.
Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Cash paid during the year for:
Interest expense	$21,682	$37,160	$49,687
Income taxes, net of income tax refunds	(1,312)	3,797	4,031
Non-cash activity:
Real estate and other assets acquired in settlement of loans	$1,096	$1,185	$2,443
Dividends declared and unpaid	1,692	1,497	1,805
(Decrease) increase in net unsettled security purchases	(1,348)	1,453	336
Loans securitized and sold	15,983	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the current intent to hold or sell, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in expected cash flows, creditworthiness, near term prospects of issuers, the level of credit subordination, estimated loss severity, and delinquencies, to determine whether a loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of impairment related to non-credit related factors is recognized in other comprehensive income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company also extends rate lock commitments to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock commitments, as well as closed mortgage loans held for sale, the Company enters into forward sale commitments to sell individual mortgage loans. Rate lock and forward sale commitments are considered derivatives and are recorded at fair value. These amounts were not significant at December 31, 2009 and 2008. The mortgage forward sale commitments are primarily with Federal Home Loan Mortgage Corporation (“FHLMC”), State of New York Mortgage Agency (“SONYMA”) or Federal Housing Agency (“FHA”).
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans, including impaired loans, are generally classified as non-accruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accruing if repayment in full of principal and/or interest is uncertain.
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment and there is a sustained period of repayment performance (generally a minimum of six months) in accordance with the contractual terms of the loan.
While a loan is classified as non-accruing, payments received are generally used to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accruing loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.
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
For larger balance commercial-related loans, the Company conducts a periodic assessment on a loan-by-loan basis of losses, when it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, and the loan is considered impaired. An impairment reserve is typically established based upon the net realizable value of the collateral, as a majority of the Company’s impaired loans are collateral dependent. Generally, impaired loans include loans in non-accruing status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off, and loans designated as a troubled debt restructuring. Problem commercial loans are assigned various risk ratings under the Company’s loan monitoring procedures.
The allowance for loan losses for smaller balance homogeneous loans are estimated based on historical charge-off experience, levels and trends of delinquent and non-accruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, and concentrations of credit risk.
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
(h.) Company Owned Life Insurance
The Company holds life insurance policies on certain current and former employees. The Company is the owner and beneficiary of the policies. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increase in cash surrender value is recorded as noninterest income on the consolidated statements of operations. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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
As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to the volume of certain transactions with the FHLB. FHLBNY stock totaled $3.3 million and $3.2 million as of December 31, 2009 and 2008, respectively. Deterioration in the soundness of the FHLB System may increase the potential that the investments in FHLB stock recorded on the Company’s consolidated statements of financial condition be designated as impaired and that the Company may incur a write-down in the future.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million and $2.8 million as of December 31, 2009 and 2008, respectively.
(l.) Equity Method Investments
The Company has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $2.7 million and $2.4 million as of December 31, 2009 and 2008, respectively.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(o.) Employee Benefits
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
The Company recognizes an asset or a liability for a plans’ overfunded status or underfunded status, respectively, in the consolidated financial statements and reports changes in the funded status as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur. Prior to 2008, the assets and obligations that determine future funded status were measured as of September 30 of each year. Beginning in 2008, the measurement date was changed to December 31 to coincide with the end of the Company’s fiscal year. The effect of changing the measurement date resulted in a $43 thousand increase to retained earnings.
(p.) Share-Based Compensation Plans
Compensation expense for stock options and restricted stock awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock awards is generally the market price of the Company’s stock on the date of grant.
Share-based compensation expense is included in the consolidated statements of operations under salaries and employee benefits for awards granted to management and in other noninterest expense for awards granted to directors.
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
(r.) Earnings (Loss) Per Share
Effective January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. The adoption and resulting adjustments to conform to the new guidance did not have a material impact on the Company’s consolidated financial statements.
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 15 - Earnings (Loss) Per Share.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(s.) Financial Instruments with Off-Balance Sheet Risk
The Company’s financial instruments with off-balance sheet risk are commercial stand-by letters of credit and loan commitments. These financial instruments are reflected in the statements of financial condition upon funding.
(t.) Recent Accounting Pronouncements
FASB ASC 105 “Generally Accepted Accounting Principles” establishes the Codification as the single source of authoritative GAAP except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The provisions of FASB ASC 105 were adopted for the period ending September 30, 2009 and did not have a material effect on the Company’s consolidated financial statements.
FASB ASC 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.
FASB ASC 860 “Transfers and Servicing” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
FASB ASC 825-10-65 “Financial Instruments”, FASB ASC 320-10-65 “Investments-Debt and Equity Securities”, and FASB ASC 820-10-65, “Fair Value Measurements and Disclosures” provide additional guidance on fair value measurements and impairments of securities. FASB ASC 825-10-65 requires that the fair value of all financial instruments be disclosed in both interim and annual reporting periods. FASB ASC 320-10-65 modifies the criteria used to assess other-than-temporary impairment (“OTTI”) of debt securities and collectability of cash flows, bifurcates the recognition of OTTI between earnings and other comprehensive income, and requires expanded and more frequent disclosures about OTTI. At the time of adoption, management concluded that previously recorded impairment charges resulted from securities impaired due to reasons of credit quality. As a result, no cumulative-effect adjustments were required to be recorded at adoption. FASB ASC 820-10-65 permits adjustments to estimated fair values of assets and liabilities when, due to a significant decrease in the volume and level of market activity or evidence that a market is not orderly, and when the valuation technique used does not fairly represent the price at which willing market participants would transact at the measurement date under current market conditions. In addition, FASB ASC 820-10 -65 requires disclosures about inputs and valuation techniques used to measure fair values for both interim and annual reporting periods. The recent accounting guidance in the preceding three FASB ASC’s was adopted for the reporting period ending June 30, 2009 and did not have a material effect on the Company’s consolidated financial statements.
FASB ASC 715-20-65 “Compensation — Retirement Benefits” expands the disclosure requirements for plan assets of defined benefit pensions or other postretirement plans. For plans subject to this statement, entities are required to provide more detailed information about (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements of plan assets, and (4) significant concentrations of risk. FASB ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. The provisions of this FASB ASC were adopted for the reporting period ending December 31, 2009 and the required disclosures are reported in Note 16 — Employee Benefit Plans. Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Company adopted the new authoritative accounting guidance under ASC Topic 715 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $284 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FASB ASC 815-10-65 “Derivatives and Hedging” expands the disclosure requirements for derivative instruments and hedging activities. For instruments subject to this FASB ASC, entities are required to disclose how and why such instruments are being used, where values, gains and losses are reported within financial statements, and the existence and nature of credit-risk-related contingent features. Additionally, entities are required to provide more specific disclosures about the volume of their derivative activity. The accounting guidance in this FASB ASC was adopted on January 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.
(2.) INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$134,564	$86	$545	$134,105
State and political subdivisions	80,812	2,850	3	83,659
Mortgage-backed securities:
Federal National Mortgage Association	75,108	629	259	75,478
Federal Home Loan Mortgage Corporation	37,321	413	56	37,678
Government National Mortgage Association	110,576	97	342	110,331
Collateralized mortgage obligations:
Federal National Mortgage Association	16,274	250	94	16,430
Federal Home Loan Mortgage Corporation	20,879	504	14	21,369
Government National Mortgage Association	95,886	56	873	95,069
Privately issued	5,087	403	330	5,160

Total collateralized mortgage obligations	138,126	1,213	1,311	138,028

Total mortgage-backed securities	361,131	2,352	1,968	361,515
Asset-backed securities	1,295	171	244	1,222

Total available for sale securities	$577,802	$5,459	$2,760	$580,501

Securities held to maturity:
State and political subdivisions	$39,573	$1,056	$—	$40,629

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(2.) INVESTMENT SECURITIES (Continued)

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$67,871	$609	$307	$68,173
State and political subdivisions	129,572	2,181	42	131,711
Mortgage-backed securities:
Federal National Mortgage Association	136,348	3,725	86	139,987
Federal Home Loan Mortgage Corporation	94,960	2,649	14	97,595
Government National Mortgage Association	1,926	17	25	1,918
Collateralized mortgage obligations:
Federal National Mortgage Association	17,856	74	642	17,288
Federal Home Loan Mortgage Corporation	44,838	334	214	44,958
Government National Mortgage Association	1,350	9	—	1,359
Privately issued	42,296	5	2,854	39,447

Total collateralized mortgage obligations	106,340	422	3,710	103,052

Total mortgage-backed securities	339,574	6,813	3,835	342,552
Asset-backed securities	3,918	—	—	3,918
Equity securities	923	281	52	1,152

Total available for sale securities	$541,858	$9,884	$4,236	$547,506

Securities held to maturity:
State and political subdivisions	$58,532	$619	$4	$59,147

Interest and dividends on securities for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Taxable interest	$16,466	$21,882	$25,414
Tax-exempt interest	5,228	8,773	9,576

Total interest and dividends on securities	$21,694	$30,655	$34,990

Sales of securities available for sale were as follows (in thousands):

	2009	2008	2007
Proceeds from sales	$224,928	$58,368	$49,350
Gross realized gains	6,826	291	209
Gross realized losses	3,397	3	2

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(2.) INVESTMENT SECURITIES (Continued)
The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2009 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$52,541	$53,081
Due from one to five years	169,933	172,584
Due after five years through ten years	52,153	52,685
Due after ten years	303,175	302,151

	$577,802	$580,501

Debt securities held to maturity:
Due in one year or less	$30,238	$30,474
Due from one to five years	7,361	7,877
Due after five years through ten years	1,542	1,763
Due after ten years	432	515

	$39,573	$40,629

The following tables show the investments’ gross unrealized losses (excluding unrealized losses that have been written down through the consolidated statements of operations) and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 (in thousands).

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$83,480	$360	$10,003	$185	$93,483	$545
State and political subdivisions	—	—	150	3	150	3
Mortgage-backed securities:
Federal National Mortgage Association	24,964	258	643	1	25,607	259
Federal Home Loan Mortgage Corporation	5,627	56	—	—	5,627	56
Government National Mortgage Association	55,304	342	—	—	55,304	342
Collateralized mortgage obligations:
Federal National Mortgage Association	353	2	5,384	92	5,737	94
Federal Home Loan Mortgage Corporation	490	1	814	13	1,304	14
Government National Mortgage Association	79,645	873	—	—	79,645	873
Privately issued	—	—	2,985	330	2,985	330

Total collateralized mortgage obligations	80,488	876	9,183	435	89,671	1,311

Total mortgage-backed securities	166,383	1,532	9,826	436	176,209	1,968
Asset-backed securities	278	244	—	—	278	244

Total temporarily impaired securities	$250,141	$2,136	$19,979	$624	$270,120	$2,760

There were no unrealized losses in held to maturity securities at December 31, 2009.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(2.) INVESTMENT SECURITIES (Continued)

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

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than temporary impairment includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
The following summarizes the amounts of OTTI recognized during the years ended December 31, 2009 and 2008 by investment category. There was no OTTI recognized in 2007 (in thousands).

	2009	2008
Mortgage-backed securities — Privately issued whole loan CMOs	$2,353	$5,918
Asset-backed securities — Trust preferred securities	2,313	29,974
Equity securities — Auction rate securities	—	32,323

	$4,666	$68,215

As of December 31, 2009, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(2.) INVESTMENT SECURITIES (Continued)
Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of operations.
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
(3.) LOANS HELD FOR SALE AND MORTGAGE SERVICING RIGHTS
Loans held for sale were entirely comprised of residential real estate mortgages and totaled $421 thousand and $1.0 million as of December 31, 2009 and 2008, respectively.
The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $349.8 million and $315.7 million as of December 31, 2009 and 2008, respectively. The activity in capitalized mortgage servicing assets, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Mortgage servicing assets, beginning of year	$925	$1,000	$1,165
Originations	952	230	307
Amortization	(343)	(305)	(472)

Mortgage servicing assets, end of year	1,534	925	1,000
Valuation allowance	(185)	(362)	(19)

Mortgage servicing assets, net, end of year	$1,349	$563	$981

During 2009 the Company pooled $16.0 million of one-to-four family residential mortgage loans and converted the loans to FHLMC securities. The Company retained servicing responsibilities for this securitization. The mortgage-backed securities received in exchange for the loans were classified as available-for-sale and subsequently sold. The $564 thousand gain recognized on the sale of the securities is included in the consolidated statements of operations under net gain on disposal of investment securities. The Company did not securitize any loans in 2008 or 2007.
(4.) LOANS
Loans receivable, including net unearned income and net deferred fees and costs of $16.5 million and $12.3 million as of December 31, 2009 and December 31, 2008, respectively, are summarized as follows (in thousands):

	2009	2008
Commercial	$186,386	$158,543
Commercial real estate	308,873	262,234
Agricultural	41,872	44,706
Residential real estate	144,215	177,683
Consumer indirect	352,611	255,054
Consumer direct and home equity	230,049	222,859

Total loans	1,264,006	1,121,079
Less: Allowance for loan losses	20,741	18,749

Total loans, net	$1,243,265	$1,102,330

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(4.) LOANS (Continued)
The table below details additional information on the loan portfolio as of December 31 of the year indicated (in thousands):

	2009	2008	2007
Non-accruing loans	$6,822	$8,189	$8,075
Interest income that would have been recorded if loans had been performing in accordance with original terms	388	546	713
Accruing loans 90 days or more delinquent	1,859	7	2
Balance of impaired loans, end of period	2,938	3,180	4,132
Balance of impaired loans requiring a specific allowance, end of period	1,932	599	1,572
Allowance relating to impaired loans included in allowance for loan losses	854	142	454
Average balance of impaired loans	3,785	3,088	6,446
Interest income recognized on impaired loans	69	—	—
There were no restructured loans outstanding at December 31, 2009 or 2008.
The following table sets forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	2009	2008	2007
Allowance for loan losses, beginning of year	$18,749	$15,521	$17,048
Charge-offs	7,830	5,459	3,895
Recoveries	2,120	2,136	2,252

Net charge-offs	5,710	3,323	1,643
Provision for loan losses	7,702	6,551	116

Allowance for loan losses, end of year	$20,741	$18,749	$15,521

(5.) PREMISES AND EQUIPMENT, NET
Major classes of premises and equipment at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Land and land improvements	$4,334	$4,334
Buildings and leasehold improvements	39,553	39,298
Furniture, fixtures, equipment and vehicles	23,771	24,480

Premises and equipment	67,658	68,112
Accumulated depreciation and amortization	(32,875)	(31,400)

Premises and equipment, net	$34,783	$36,712

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of operations, amounted to $3.8 million for the year ended December 31, 2009 and $3.7 million for each of the years ended December 31, 2008 and 2007.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(6.) GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill totaled $37.4 million as of December 31, 2009 and 2008. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.
The Company has historically considered total market capitalization as an indicator of fair value based on the trading price of its common stock compared to the carrying value of common equity. However, given the extreme volatility in the stock market during recent years and the impact that the credit crisis and the recession had on the stock market, management concluded that it was more appropriate to consider multiple approaches in assessing its goodwill for potential impairment.
At March 31, 2009, the Company concluded that events had occurred and circumstances had changed which may indicate the existence of potential impairment of goodwill. These indicators included a significant decline in the Company’s stock price and deterioration in the banking industry. The Company utilized a valuation consultant to perform an interim assessment of its goodwill. The assessment included a weighted combination of valuation techniques, which incorporated both income and market based valuation approaches. The income based valuation approach, which carried the most weight, was based on a dividend discount analysis that calculated cash flows on projected financial results assuming a change of control transaction. The significant factors and assumptions used in the discounted dividend analysis included: management’s financial projections, projected dividend stream based on minimum capital requirements, change of control cost synergies, a multiple of terminal price-to-earnings and the discount rate used to calculate the present value of future cash flows. The valuation also included market based valuation approaches, which included application of median pricing multiples from recent actual acquisitions of companies of similar size, as well as, application of change of control premiums to trading value. The valuation resulted in a fair value that exceeded the carrying value of common equity by greater than 10% on a weighted basis. Based primarily on the results of this valuation, management concluded that no impairment of goodwill existed.
The Company continued to monitor the valuation analysis and key assumptions that drove the valuation throughout the remainder of 2009, including as of September 30, the annual evaluation date, considering updated assumptions as of September 30 and December 31, 2009, taking into consideration improvements in Company financial performance, as well as improved market and industry conditions in general, which occurred subsequent to the March 31, 2009 goodwill impairment analysis. Based on its ongoing evaluation and assessments, the Company concluded no impairment of goodwill existed during and as of the year ended December 31, 2009 as the valuation resulted in a fair value that exceeded the carrying value of common equity as of September 30 and December 31, 2009.
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
Other intangible assets, included in other assets in the consolidated statements of financial condition, consist entirely of core deposit intangibles and are summarized as follows as of December 31 (in thousands):

	2009	2008
Other intangible assets	$11,263	$11,263
Accumulated amortization	(11,263)	(10,983)

Other intangible assets, net	$—	$280

Intangible amortization expense for these other intangible assets amounted to $280 thousand for the year ended December 31, 2009 and $307 thousand for each of the years ended December 31, 2008 and 2007. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(7.) DEPOSITS
A summary of deposits at December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008
Noninterest-bearing demand	$324,303	$292,586
Interest-bearing demand	363,698	344,616
Savings and money market	368,603	348,594
Certificates of deposit, due:
Within one year	526,549	546,266
One to two years	132,289	78,963
Two to three years	8,200	7,625
Three to five years	18,968	14,102
Thereafter	345	511

Total certificates of deposits	686,351	647,467

Total deposits	$1,742,955	$1,633,263

Certificates of deposit in denominations of $100,000 or more at December 31, 2009, 2008 and 2007 amounted to $173.4 million, $164.6 million and $154.5 million, respectively. Interest expense on those certificates totaled $3.2 million, $5.7 million and $9.5 million in 2009, 2008 and 2007, respectively.
Interest expense by deposit type for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Interest-bearing demand	$772	$3,246	$5,760
Savings and money market	1,090	3,773	5,863
Certificates of deposit	17,228	22,330	31,091

Total interest expense on deposits	$19,090	$29,349	$42,714

(8.) BORROWINGS
Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2009	2008
Short-term borrowings:
Federal funds purchased	$9,419	$—
Repurchase agreements	35,124	23,465
Other short-term borrowings	15,000	—

Total short-term borrowings	59,543	23,465

Long-term borrowings:
FHLB advances and repurchase agreements	30,145	30,653
Junior subordinated debentures	16,702	16,702

Total long-term borrowings	46,847	47,355

Total borrowings	$106,390	$70,820

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. At December 31, 2009, the Company’s short-term and long-term borrowings had weighted average rates of 0.59% and 6.01%, respectively.
Short-term Borrowings
Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $9.4 million at December 31, 2009. There were no federal funds purchased outstanding at December 31, 2008. Repurchase agreements are secured overnight borrowings with customers. These short-term repurchase agreements amounted to $35.1 million and $23.5 million as of December 31, 2009 and 2008, respectively. Other short-term borrowings at December 31, 2009 consisted of an advance from the Federal Reserve’s Term Auction Facility.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(8.) BORROWINGS (Continued)
Long-term Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, amortizing and term advances, and repurchase agreements. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. FHLB advances totaled $145 thousand and $653 thousand as of December 31, 2009 and 2008, respectively. The advances mature on various dates through 2011 and had a weighted average rate of 6.92% and 6.03% at December 31, 2009 and 2008, respectively. FHLB repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. FHLB repurchase agreements totaled $30.0 million at both December 31, 2009 and 2008. The FHLB repurchase agreements mature on various dates through 2011 and bear fixed interest rates ranging from 3.48% to 3.98% with a weighted average rate of 3.67% at December 31, 2009.
Scheduled minimum future principal payments on FHLB advances and repurchase agreements at December 31, 2009 were as follows (in thousands):

2010	$20,080
2011	10,065

$30,145

In February 2001, the Company formed Financial Institutions Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. The Company’s $502 thousand investment in the common equity of the Trust is classified in the consolidated statements of financial condition as other assets and $16.7 million of related debentures are classified as long-term borrowings. In 2001, the Company incurred costs relating to the issuance of the debentures totaling $487 thousand. These costs, which are included in other assets on the consolidated statements of financial condition, were deferred and are being amortized to interest expense using the straight-line method over a twenty year period.
The Company, through the Trust, issued 16,200 fixed rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable semi-annually at a fixed interest rate of 10.20%. The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are redeemable prior to the maturity date of February 1, 2031, at the option of the Company on or after February 1, 2011, in whole at any time thereafter or in part from time to time thereafter. The subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters, however the Company has not opted to defer any payments to date.
Interest expense on borrowings for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Short-term borrowings	$270	$721	$864
Long-term borrowings	2,857	3,547	3,561

Total interest expense on borrowings	$3,127	$4,268	$4,425

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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
At December 31, 2009 and 2008, the off-balance sheet commitments consist of the following (in thousands):

	2009	2008
Commitments to extend credit	$316,688	$339,454
Standby letters of credit	6,887	7,902
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
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. As of December 31, 2009 and 2008, the total notional amount of these derivatives held by the Company amounted to $9.4 million and $21.3 million, respectively. The fair value of these derivatives in a gain position were recorded as other assets, while the fair value of these derivatives in a loss position were recorded as other liabilities in the consolidated statements of financial condition. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of operations. These fair values and changes in fair values were not significant as of or for the years ended December 31, 2009 and 2008.
Lease Obligations
The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2009 (in thousands):

2010	$1,135
2011	1,065
2012	1,033
2013	894
2014	863
Thereafter	4,386

$9,376

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of operations, was $1.5 million, $1.1 million and $970 thousand in 2009, 2008 and 2007, respectively.
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
December 31, 2009, 2008 and 2007
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
Capital
Banks and financial holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(10.) REGULATORY MATTERS (Continued)
The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets and disallowed portions of deferred tax assets, allocated by risk weight category and certain off-balance sheet items (primarily loan commitments and securities more than one level below investment grade that are subject to the low level exposure rule). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets and disallowed portions of deferred tax assets.
The Company’s and the Bank’s actual and required capital ratios as of December 31, 2009 and 2008 were as follows (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Tier 1 leverage:
Company	$163,613	7.96%	$82,188	4.00%	$102,735	5.00%
Bank (FSB)	154,316	7.53	82,018	4.00	102,522	5.00

Tier 1 capital (to risk-weighted assets):
Company	163,613	11.95	54,746	4.00	82,119	6.00
Bank (FSB)	154,316	11.33	54,475	4.00	81,712	6.00

Total risk-based capital (to risk-weighted assets):
Company	180,766	13.21	109,492	8.00	136,865	10.00
Bank (FSB)	171,385	12.58	108,949	8.00	136,186	10.00

December 31, 2008:
Tier 1 leverage:
Company	$150,426	8.05%	$74,764	4.00%	$93,456	5.00%
Bank (FSB)	120,484	6.46	74,586	4.00	93,232	5.00

Tier 1 capital (to risk-weighted assets):
Company	150,426	11.83	50,881	4.00	76,322	6.00
Bank (FSB)	120,484	9.52	50,624	4.00	75,936	6.00

Total risk-based capital (to risk-weighted assets):
Company	166,362	13.08	101,762	8.00	127,203	10.00
Bank (FSB)	136,340	10.77	101,248	8.00	126,560	10.00
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
Federal Reserve Requirements
The Bank is required to maintain a reserve balance at the Federal Reserve Bank of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2009 and 2008.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from Five Star Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. The Bank is currently required to obtain approval from the NYS Banking Department for dividends payments.
In addition, pursuant to the terms of the Treasury’s TARP Capital Purchase Program (see Note 11, Shareholders’ Equity), the Company may not declare or pay any cash dividends on its common stock other than regular quarterly cash dividends of not more than $0.10 without the consent of the U.S. Treasury.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(11.) SHAREHOLDERS’ EQUITY
The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100.00 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A Preferred Stock; Series A 3% Preferred Stock and the Series A Preferred Stock. There is one series of Class B Preferred Stock; Series B-1 8.48% Preferred Stock. As of December 31, 2009, there were 183,259 shares of preferred stock issued and outstanding.
Common Stock
The changes in shares of common stock outstanding were as follows for the years ended December 31:

	2009	2008
Shares outstanding at beginning of period	10,798,019	11,011,151
Restricted stock awards issued	13,172	51,500
Stock options exercised	1,010	2,317
Directors’ retainer	8,067	5,912
Treasury stock purchases	—	(272,861)

Shares outstanding at end of period	10,820,268	10,798,019

Treasury Stock
There were no repurchases of the Company’s stock during 2009. The Company repurchased 272,861 shares of its common stock in open market transactions at an aggregate cost of $4.8 million during the year ended December 31, 2008.
Preferred Stock and Warrant
Series A 3% Preferred Stock. As of December 31, 2009, there were 1,533 shares of Series A 3% Preferred Stock issued and outstanding. Holders of Series A 3% Preferred Stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% Preferred Stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B Preferred Stock or Common Stock. The Series A 3% Preferred Stock is not convertible into any other of the Company’s securities.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(11.) SHAREHOLDERS’ EQUITY (Continued)
The Warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $14.88 per share (subject to certain anti-dilution adjustments). The U.S. Treasury may not exercise the Warrant for, or transfer the Warrant with respect to, more than half of the initial shares of common stock underlying the Warrant prior to the earlier of (i) the date on which the Company receives aggregate gross proceeds of not less than $37.5 million from one or more qualified equity offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the Warrant would have been reduced by 50% if the Company receives aggregate gross proceeds of at least 100% of the aggregate liquidation preference of the Series A Preferred Stock ($37.5 million) from one or more qualified equity offerings prior to December 31, 2009.
Under the original terms of the CPP, the Company could not redeem the Series A Preferred Stock prior to February 15, 2012 except with proceeds from a qualified offering. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”), provides that the Secretary of Treasury shall permit a recipient of funds under TARP, subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of Treasury shall liquidate the warrants associated with the assistance at the current market price. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments if it elects to repay the TARP funds. The FRB will weigh the Company’s desire to redeem the Series A Preferred Stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend.
The $37.5 million in proceeds was allocated to the Series A Preferred Stock and the Warrant based on their relative fair values at issuance ($35.5 million was allocated to the Series A Preferred Stock and $2.0 million to the Warrant). The difference between the initial value allocated to the Series A Preferred Stock of $35.5 million and the liquidation value of $37.5 million is being charged to retained earnings as an adjustment to the dividend yield using the effective yield method. The amount charged to retained earnings is deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period (see Note 15, Earnings (Loss) per Share).
The Company is currently evaluating repayment options relative to the TARP funds to determine the most economically beneficial option for both the Company and shareholders.
Series B-1 8.48% Preferred Stock. As of December 31, 2009, there were 174,223 shares of Series B-1 8.48% Preferred Stock issued and outstanding. Holders of Series B-1 8.48% Preferred Stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% Preferred Stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% Preferred Stock do not bear interest, and the Series B-1 8.48% Preferred Stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of Common Stock. The Series B-1 8.48% Preferred Stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(12.) COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity. Information related to comprehensive income (loss) for the years ended December 31 was as follows (in thousands):

	Pre-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
2009
Securities available for sale:
Change in net unrealized gain/loss during the period	$(4,186)	$(1,619)	$(2,567)
Reclassification adjustment for gains included in income	(3,429)	(1,327)	(2,102)
Reclassification adjustment for impairment charges included in income	4,666	1,805	2,861

	(2,949)	(1,141)	(1,808)
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	3,457	1,338	2,119

Other comprehensive income	$508	$197	311

Net income			14,441

Comprehensive income			$14,752

2008
Securities available for sale:
Change in net unrealized gain/loss during the period	$(61,464)	$(23,778)	$(37,686)
Reclassification adjustment for gains included in income	(288)	(111)	(177)
Reclassification adjustment for impairment charges included in income	68,215	26,389	41,826

	6,463	2,500	3,963
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	(14,098)	(5,455)	(8,643)

Other comprehensive loss	$(7,635)	$(2,955)	(4,680)

Net loss			(26,158)

Comprehensive loss			$(30,838)

2007
Securities available for sale:
Change in net unrealized gain/loss during the period	$10,530	$4,103	$6,427
Reclassification adjustment for gains included in income	(207)	(80)	(127)

	10,323	4,023	6,300
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	4,531	1,760	2,771

Other comprehensive income	$14,854	$5,783	9,071

Net income			16,409

Comprehensive income			$25,480

The components of accumulated other comprehensive income (loss), net of tax, as of December 31 were as follows (in thousands):

	2009	2008
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(5,357)	$(7,476)
Net unrealized gain on securities available for sale	1,655	3,463

	$(3,702)	$(4,013)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(13.) SHARE-BASED COMPENSATION
The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee of the Board. On May 6, 2009 the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”). An aggregate of 690,000 shares has been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants all which are defined in the plan. An aggregate of 250,000 shares has been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all which are defined in the plan. Under both plans, for purposes of calculating the number of shares of common stock available for issuance, each share of common stock granted pursuant to a restricted stock grant shall count as 1.64 shares of common stock. As of December 31, 2009, there were approximately 237,000 and 687,000 shares available for grant under the Director’s Plan and Management Plan, respectively, of which 61% were available for issuance as restricted stock grants.
Under the Management Plan and the Director’s Plan (the “Plans”), the Board (or the Compensation Committee) may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the market price of the Company’s stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. For restricted stock, shares generally vests over 2 to 3 years from the grant date. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock grants are forfeited before they vest, the shares are reacquired into treasury stock.
The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.
The share-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
Stock options:
Management Stock Incentive Plan	$222	$378	$571
Director Stock Incentive Plan	46	40	220

Total stock option expense	268	418	791
Restricted stock awards:
Management Stock Incentive Plan	488	215	164
Director Stock Incentive Plan	98	—	—

Total restricted stock award expense	586	215	164

Total share-based compensation	$854	$633	$955

The restricted stock award expense for 2009 and 2008 included $2 thousand and $30 thousand, respectively, of dividends for unearned shares in the restricted stock plan which is accounted for as compensation expense.
The following is a summary of stock option activity for the year ended December 31, 2009 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	582,885	$19.14
Granted	—	—
Exercised	(1,010)	14.00
Forfeited	(8,500)	18.48
Expired	(114,641)	14.61

Outstanding at end of year	458,734	20.30	5.25 years	$—
Exercisable at end of year	369,004	20.76	4.64 years	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(13.) SHARE-BASED COMPENSATION (Continued)
As of December 31, 2009, there was $196 thousand of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.59 years.
The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2009, 2008 and 2007 was $1 thousand, $10 thousand, and $52 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2009, 2008 and 2007 was $14 thousand, $32 thousand, and $251 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.
The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. This method is dependent on certain assumption. There were no stock options awarded during 2009. The following is a summary of the stock options granted as well as the weighted average assumptions used to compute the fair value of the options for the periods ended December 31, 2008 and 2007:

	2008	2007
Options granted	61,100	90,700
Grant date weighted average fair value per share	$5.09	$7.09
Grant date weighted average share price	$16.98	$19.49
Risk-free interest rate	3.40%	4.76%
Expected dividend yield	3.48%	2.21%
Expected stock price volatility	38.60%	39.36%
Expected life (in years)	6.19	5.94
In the table above the risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of option on the date of their grant. The expected stock price volatility is based upon historical activity of the Company’s stock over a span of time equal to the expected life of the options. The expected life for options granted is based upon based on historical experience for the Plans.
The following is a summary of restricted stock award activity for the year ended December 31, 2009:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	81,800	$19.35
Granted	58,472	13.33
Vested	(17,200)	18.61
Forfeited	(45,300)	19.23

Outstanding at end of year	77,772	$15.05

As of December 31, 2009, there was $399 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.36 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(14.) INCOME TAXES
Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Income tax expense (benefit)	$6,140	$(21,301)	$4,800
Shareholder’s equity	197	(2,955)	5,783
The income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
Current tax (benefit) expense:
Federal	$(1,355)	$2,043	$3,572
State	25	504	513

Total current tax (benefit) expense	(1,330)	2,547	4,085

Deferred tax expense (benefit):
Federal	6,189	(19,640)	126
State	1,281	(4,208)	589

Total deferred tax expense (benefit)	7,470	(23,848)	715

Total income tax expense (benefit):	$6,140	$(21,301)	$4,800

Income tax expense (benefit) differed from the statutory federal income tax rate as follows:

	2009	2008	2007
Statutory federal tax rate	34.0%	(34.0)%	34.0%
Increase (decrease) resulting from:
Tax exempt interest income	(8.6)	(5.2)	(13.6)
Non-taxable earnings on company owned life insurance	(1.8)	(0.4)	(2.0)
Dividend received deduction	(0.1)	(0.8)	(1.5)
State taxes, net of federal tax benefit	4.2	(5.2)	3.4
Nondeductible expenses	1.0	0.2	0.4
Disallowed interest expense	0.5	0.5	1.8
Other, net	0.6	—	0.1

Effective tax rate	29.8%	(44.9)%	22.6%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(14.)	INCOME TAXES (Continued)
The Company’s net deferred tax asset is included in other assets in the Consolidated Statements of Condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Other than temporary impairment of investment securities	$14,827	$26,389
Allowance for loan losses	7,418	6,619
Tax attribute carryforward benefits	5,559	2,689
Share-based compensation	1,033	794
Interest on non-accruing loans	788	595
Core deposit intangible	258	332
Accrued pension costs	92	2,494
Other	580	374

Gross deferred tax assets	30,555	40,286

Deferred tax liabilities:
Deferred loan origination costs	3,290	4,458
Net unrealized gain on securities available for sale	1,044	2,185
Depreciation and amortization	1,283	1,342
Loan servicing assets	522	218
Other	1	2

Gross deferred tax liabilities	6,140	8,205

Net deferred tax asset	$24,415	$32,081

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
Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2009 or 2008.
The Company and its subsidiaries are subject to federal and New York State (“NYS”) income taxes. The federal income tax years currently open for audit are 2007 through 2009. The NYS income tax years currently open for audit are 2006 through 2009.
At December 31, 2009, the Company has federal and NYS net operating loss carryforwards of approximately $58 thousand and $7.9 million, respectively. The federal and NYS net operating loss carryforwards begin to expire in 2021. The Company also has federal and NYS tax credits of approximately $5.2 million and $53 thousand, respectively, which have an unlimited carryforward period. The federal and NYS net operating loss carryforwards are subject to annual limitations imposed by the Internal Revenue Code (“IRC”). The Company believes the limitations will not prevent the carryforward benefits from being utilized.
The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2009 and 2008. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2009. As of December 31, 2009, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(15.) EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts).

	2009	2008	2007
Net income (loss) allocated to common shareholders	$10,744	$(27,696)	$14,926
Less: Earnings (loss) allocated to participating securities	87	(230)	—

Earnings (loss) allocated to common shares outstanding	$10,657	$(27,466)	$14,926

Weighted average common shares used to calculate basic EPS	10,730	10,818	11,154
Add: Effect of common stock equivalents	39	—	30

Weighted average common shares used to calculate diluted EPS	10,769	10,818	11,184

Earnings (loss) per common share:
Basic	$0.99	$(2.54)	$1.34
Diluted	$0.99	$(2.54)	$1.33

Shares subject to the following securities, outstanding as of December 31 of the respective year, were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	459	583	381
Restricted stock awards	—	82	30
Warrant	378	378	—

	837	1,043	411

(16.) EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System (the “Plan”), which is a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.
The following table provides a reconciliation of the changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status at their respective measurement dates (in thousands):

	December 31,	December 31,
	2009	2008(a)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$(30,878)	$(25,102)
Service cost	(1,689)	(1,820)
Interest cost	(1,826)	(1,953)
Actuarial loss	(489)	(3,767)
Benefits paid and plan expenses	1,441	1,764

Projected benefit obligation at end of period	(33,441)	(30,878)

Change in plan assets:
Fair value of plan assets at beginning of period	24,431	28,431
Actual return (loss) on plan assets	5,132	(7,436)
Employer contributions	5,081	5,200
Benefits paid and plan expenses	(1,441)	(1,764)

Fair value of plan assets as of end of period	33,203	24,431

Unfunded status at end of period	$(238)	$(6,447)

(a)
Beginning in 2008, the plan’s measurement date was changed from September 30 to December 31. As a result, the 2008 period includes the 15 months of activity from September 30, 2007 through December 31, 2008.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The accumulated benefit obligation was $29.5 million and $27.1 million at December 31, 2009 and 2008, respectively.
The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company satisfied the minimum required contribution to its pension plan of $1.5 million for the 2010 fiscal year prior to December 31, 2009.
Estimated benefit payments under the pension plan over the next ten years at December 31, 2009 are as follows (in thousands):

2010	$1,264
2011	1,357
2012	1,465
2013	1,538
2014	1,657
2015 – 2019	10,886
Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2009	2008	2007
Service cost	$1,689	$1,456	$1,498
Interest cost on projected benefit obligation	1,826	1,562	1,473
Expected return on plan assets	(1,848)	(2,094)	(1,907)
Amortization of unrecognized loss	728	—	31
Amortization of unrecognized prior service cost	11	11	11

Net periodic pension cost	$2,406	$935	$1,106

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2009	2008	2007
Weighted average discount rate	6.03%	6.35%	5.82%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term rate of return	7.50%	7.50%	7.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2009	2008	2007
Weighted average discount rate	5.89%	6.03%	6.35%
Rate of compensation increase	3.50%	3.50%	3.50%
The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The weighted average expected long-term rate of return is estimated based on current trends in Plan’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27, “Selection of Economic Assumptions for Measuring Pension Obligations”, for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate of return:

Equity securities	Dividend discount model, the smoothed earnings yield model and the equity risk premium model

Fixed income securities	Current yield-to-maturity and forecasts of future yields

Other financial instruments	Comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment
The long term rate of return considers historical returns. Adjustments were made to historical returns in order to reflect expectations of future returns. These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation. In addition forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capital income. The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for Plan assets are shown in the table below. Cash equivalents consist primarily of short term investment funds. Equity securities primarily include investments in common stock and depository receipts. Fixed income securities include corporate bonds, government issues and mortgage backed securities. Other financial instruments primarily include rights and warrants.
Effective March 2009, the Plan revised its investment guidelines. The Plan currently prohibits its investment managers from purchasing the following investments;

Equity securities	Securities in emerging market countries as defined by the Morgan Stanley Emerging Markets Index, Short sales, Unregistered securities and Margin purchases

Fixed income securities	Securities of BBB quality or less, CMOs that have an inverse floating rate and whose payments don’t include principal or which aren’t certified and guaranteed by the U.S. Government, ABSs that aren’t issued or guaranteed by the U.S., or its agencies or its instrumentalities, Non-agency residential subprime or ALT-A MBSs and Structured Notes

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank
All other investments not prohibited by the Plan are permitted. At December 31, 2009 the Plan holds certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

				Weighted
				Average
	Target	Percentage of Plan Assets		Expected
	Allocation	at December 31,		Long-term
	2010	2009	2008	Rate of Return
Asset category:
Cash equivalents	0 – 20%	13.6%	10.0%	—
Equity securities	40 – 60	45.9	48.0	4.60%
Fixed income securities	40 – 60	40.5	41.4	2.10
Other financial instruments	0 – 5	—	0.6	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(16.) EMPLOYEE BENEFIT PLANS (Continued)
In accordance with ASC 820, the following table (rounded to the nearest thousands) represents the Plan’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Cash equivalents:
Short term investment funds	$—	$4,197	$—	$4,197

Equity securities:
Common stock	15,016	—	—	15,016
Depository receipts	210	—	—	210
Other equities	166	—	—	166

Total equities	15,392	—	—	15,392

Fixed income securities:
Corporate bonds	—	3,200	—	3,200
Government issues	—	5,590	—	5,590
Collateralized mortgage obligations	—	813	—	813
FHLMC	—	1,359	—	1,359
FNMA	—	2,094	—	2,094
GNMA I	—	369	—	369
Other fixed income securities	—	189	—	189

Total fixed income securities	—	13,614	—	13,614

Total Plan investments	$15,392	$17,811	$—	$33,203

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value (in thousands):

Balance at beginning of year	$132
Change in unrealized appreciation (depreciation)	54
Realized loss	(58)
Sale proceeds	(128)

Balance at end of year	$—

Postretirement Benefit Plan
Prior to December 31, 2001, an entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $155 thousand and $144 thousand as of December 31, 2009 and 2008, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of operations was not significant for the years ended December 31, 2009, 2008 and 2007. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan, on a pre-tax basis at December 31, are summarized below (in thousands):

	2009	2008
Defined benefit plan:
Net actuarial loss	$(9,056)	$(12,579)
Prior service cost	(143)	(155)

	(9,199)	(12,734)

Postretirement benefit plan:
Net actuarial loss	(248)	(238)
Prior service credit	710	778

	462	540

Total recognized in accumulated other comprehensive loss	$(8,737)	$(12,194)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2009	2008
Defined benefit plan:
Net actuarial gain (loss)	$2,795	$(14,097)
Amortization of net loss	728	—
Amortization of prior service cost	12	14

	3,535	(14,083)

Postretirement benefit plan:
Net actuarial gain (loss)	(10)	70
Amortization of prior service credit	(68)	(85)

	(78)	(15)

Total recognized in other comprehensive income (loss)	$3,457	$(14,098)

For the year ending December 31, 2010, the estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $458 thousand and $12 thousand, respectively.
Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2009, 2008 or 2007. The expense included in salaries and employee benefits in the consolidated statements of operations for this plan amounted to $914 thousand, $993 thousand and $869 thousand in 2009, 2008 and 2007, respectively.
Supplemental Executive Retirement Plans
The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for one current and one former executive. The Company has accrued a liability, all of which is unfunded, of $957 thousand as of December 31, 2009. The Company recorded expense of $648 thousand and $309 thousand in connection with these SERPs during the years ended December 31, 2009 and 2008, respectively. There were no amounts recorded for these SERPs prior to 2008.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(17.) FAIR VALUE MEASUREMENTS
Determination of Fair Value — Assets Measured at Fair Value on a Recurring and Nonrecurring Basis
Valuation Hierarchy
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Investment Securities. Publicly traded equity securities (stocks) are reported at fair value utilizing Level 1 inputs. Pooled trust preferred securities are reported at fair value utilizing Level 3 inputs. Fair values for these securities are determined through the use of internal valuation methodologies appropriate for the specific asset, which may include the use of a discounted expected cash flow analysis or the use of broker quotes. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(17.) FAIR VALUE MEASUREMENTS (Continued)
Assets Measured at Fair Value on a Recurring Basis
Assets measured and recorded at fair value on a recurring basis as of December 31, 2009 and 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2009:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,105	$—	$134,105
State and political subdivisions	—	83,659	—	83,659
Mortgage-backed securities	—	361,515	—	361,515
Asset-backed securities:
Trust preferred securities	—	—	1,015	1,015
Other	—	207	—	207

	$—	$579,486	$1,015	$580,501

December 31, 2008:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$68,173	$—	$68,173
State and political subdivisions	—	131,711	—	131,711
Mortgage-backed securities	—	342,552	—	342,552
Asset-backed securities:
Trust preferred securities	—	—	3,772	3,772
Other	—	146	—	146
Equity securities	624	528	—	1,152

	$624	$543,110	$3,772	$547,506

Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008, is as follows (in thousands):

	2009	2008
Securities available for sale (Level 3), beginning of year	$3,772	$—
Transfers into Level 3	—	33,307
Capitalized interest	296	—
Principal paydowns and amortization of premiums	(9)	(106)
Coupon payments applied to principal	(273)	—
Total losses (realized/unrealized):
Included in earnings	(2,263)	(29,429)
Included in other comprehensive income	(508)	—

Securities available for sale (Level 3), end of year	$1,015	$3,772

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(17.) FAIR VALUE MEASUREMENTS (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of December 31, 2009, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale are carried at the lower of cost or fair value. As of December 31, 2009, loans held for sale were reduced to their fair value of $421 thousand by a $4 thousand increase in their valuation allowance. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights (“MSR”) are carried at the lower of cost or fair value. Due primarily to a decline in the estimated prepayment speed of the Company’s sold loan portfolio with servicing retained the fair value of the Company’s MSR increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $177 thousand during the year ended December 31, 2009. A valuation allowance of $185 thousand existed as of December 31, 2009. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
Certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1.9 million were reduced by specific valuation allowance allocations totaling $854 thousand to a total reported fair value of $1.1 million. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the year ended December 31, 2009.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(17.) FAIR VALUE MEASUREMENTS (Continued)
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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at December 31, 2009 and December 31, 2008 may not necessarily represent the underlying fair value of the Company.
The carrying values and fair values of financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$42,959	$42,959	$55,187	$55,187
Securities available for sale	580,501	580,501	547,506	547,506
Securities held to maturity	39,573	40,629	58,532	59,147
Loans held for sale	421	421	1,013	1,032
Loans	1,243,265	1,290,136	1,102,330	1,169,660
Company owned life insurance	24,867	24,867	23,692	23,692
Accrued interest receivable	7,386	7,386	7,556	7,556
FHLB and FRB stock	7,185	7,185	6,035	6,035

Financial liabilities:
Demand, savings and money market deposits	1,056,604	1,056,604	985,796	985,796
Certificate of deposit	686,351	692,429	647,467	654,334
Short-term borrowings	59,543	59,543	23,465	23,465
Long-term borrowings (excluding junior subordinated debentures)	30,145	30,886	30,653	32,005
Junior subordinated debentures	16,702	10,741	16,702	12,232
Accrued interest payable	7,576	7,576	7,041	7,041

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(18.) PARENT COMPANY FINANCIAL INFORMATION
The following condensed statements of condition of the Parent as of December 31, 2009 and 2008 and the related condensed statements of operations and cash flows for 2009, 2008 and 2007 should be read in conjunction with consolidated financial statements and related notes (in thousands):

Condensed Statements of Condition	2009	2008
Assets:
Cash and due from subsidiaries	$7,727	$27,163
Securities available for sale, at fair value	—	624
Investment in and receivables due from subsidiaries	203,986	176,780
Other assets	5,698	4,885

Total assets	$217,411	$209,452

Liabilities and shareholders’ equity:
Junior subordinated debentures	$16,702	$16,702
Other liabilities	2,415	2,450
Shareholders’ equity	198,294	190,300

Total liabilities and shareholders’ equity	$217,411	$209,452

Condensed Statements of Operations	2009	2008	2007
Dividends from subsidiaries and associated companies	$5,051	$11,251	$14,151
Management and service fees from subsidiaries	603	418	631
Other income	182	74	94

Total income	5,836	11,743	14,876
Operating expenses	4,436	4,363	4,684

Income before income tax benefit and equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	1,400	7,380	10,192
Income tax benefit	1,286	1,499	1,491

Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	2,686	8,879	11,683
Equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	11,755	(35,037)	4,726

Net income (loss)	$14,441	$(26,158)	$16,409

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(18.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$14,441	$(26,158)	$16,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Equity in undistributed earnings) distributions in excess of earnings of subsidiaries	(11,755)	35,037	(4,726)
Depreciation and amortization	318	427	521
Share-based compensation	854	633	955
Decrease (increase) in other assets	797	(763)	(242)
(Decrease) increase in other liabilities	(230)	(258)	(2,421)

Net cash provided by operating activities	4,425	8,918	10,496
Cash flows from investing activities:
Purchase of investment assets, net of disposals	(1,323)	(99)	189
Capital investment in subsidiary bank	(15,000)	(20,000)	—

Net cash (used in) provided by investing activities	(16,323)	(20,099)	189
Cash flows from financing activities:
Purchase of preferred and common shares	—	(4,821)	(7,245)
Proceeds from issuance of preferred and common shares, net of issuance costs	(68)	35,602	105
Proceeds from issuance of common stock warrant	—	2,025	—
Proceeds from stock options exercised	15	32	251
Dividends paid	(7,485)	(7,722)	(6,199)

Net cash (used in) provided by financing activities	(7,538)	25,116	(13,088)

Net (decrease) increase in cash and cash equivalents	(19,436)	13,935	(2,403)
Cash and cash equivalents as of beginning of year	27,163	13,228	15,631

Cash and cash equivalents as of end of the year	$7,727	$27,163	$13,228

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In response to this Item, the information set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Election of Directors and Information with Respect to Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.
Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Corporate Governance Information” in the 2010 Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
In response to this Item, the information set forth in the 2010 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In response to this Item, the information set forth in the 2010 Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K is also incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In response to this Item, the information set forth in the 2010 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Information” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In response to this Item, the information set forth in the 2010 Proxy Statement under the headings “Audit Committee Report” and “Independent Auditors” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	FINANCIAL STATEMENTS
Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and Subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
(b)	EXHIBITS
The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.11	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 1, 2010

10.12	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

10.13	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

Exhibit
Number	Description	Location
10.14	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.15	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.16	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.17	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.18	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.19	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.20	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.21	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 24, 2008

10.22	Amendment to Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 1, 2009

10.23	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 24, 2008

10.24	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.25	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s audited consolidated financial statements under Item 8 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act	Filed Herewith

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.
March 12, 2010	/s/ Peter G. Humphrey
Peter G. Humphrey
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter G. Humphrey Peter G. Humphrey	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Karl F. Krebs Karl F. Krebs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Karl V. Anderson, Jr. Karl V. Anderson, Jr.	Director	March 12, 2010

/s/ John E. Benjamin John E. Benjamin	Director	March 12, 2010

/s/ Thomas P. Connolly Thomas P. Connolly	Director	March 12, 2010

/s/ Barton P. Dambra Barton P. Dambra	Director	March 12, 2010

/s/ Samuel M. Gullo Samuel M. Gullo	Director	March 12, 2010

/s/ Susan R. Holliday Susan R. Holliday	Director	March 12, 2010

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director, Chairman	March 12, 2010

/s/ Robert N. Latella Robert N. Latella	Director	March 12, 2010

/s/ James L. Robinson James L. Robinson	Director	March 12, 2010

/s/ James H. Wyckoff James H. Wyckoff	Director	March 12, 2010