Form 10-Q
period 2010-03-31
FINANCIAL INSTITUTIONS INC
filed 2010-05-04
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 10,924,052 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2010.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,081	$42,874
Federal funds sold and interest-bearing deposits in other banks	33,793	85

Total cash and cash equivalents	71,874	42,959
Securities available for sale, at fair value	648,667	580,501
Securities held to maturity, at amortized cost (fair value of $35,545 and $40,629, respectively)	34,556	39,573
Loans	1,268,181	1,264,427
Less: Allowance for loan losses	20,586	20,741

Loans, net	1,247,595	1,243,686
Company owned life insurance	25,143	24,867
Premises and equipment, net	34,330	34,783
Goodwill	37,369	37,369
Other assets	56,521	58,651

Total assets	$2,156,055	$2,062,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$308,822	$324,303
Interest-bearing demand	409,094	363,698
Savings and money market	426,330	368,603
Certificates of deposit	705,628	686,351

Total deposits	1,849,874	1,742,955

Short-term borrowings	36,608	59,543
Long-term borrowings	46,846	46,847
Other liabilities	19,124	14,750

Total liabilities	1,952,452	1,864,095

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value, 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference of $37,515; net of $1,582 and $1,672 discount, respectively	35,933	35,843
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,508	53,418
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	25,308	26,940
Retained earnings	134,688	131,371
Accumulated other comprehensive loss	(2,029)	(3,702)
Treasury stock, at cost - 428,084 and 527,854 shares, respectively	(7,985)	(9,846)

Total shareholders’ equity	203,603	198,294

Total liabilities and shareholders’ equity	$2,156,055	$2,062,389

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009
Interest income:
Interest and fees on loans	$18,618	$17,059
Interest and dividends on investment securities	5,199	6,007
Other interest income	7	27

Total interest income	23,824	23,093

Interest expense:
Deposits	3,784	5,015
Short-term borrowings	78	38
Long-term borrowings	710	713

Total interest expense	4,572	5,766

Net interest income	19,252	17,327
Provision for loan losses	418	1,906

Net interest income after provision for loan losses	18,834	15,421

Noninterest income:
Service charges on deposits	2,230	2,320
ATM and debit card	934	811
Loan servicing	280	257
Company owned life insurance	269	260
Broker-dealer fees and commissions	380	269
Net gain on sale of loans held for sale	62	170
Net gain on investment securities	6	54
Impairment charges on investment securities	(526)	(50)
Net gain on sale and disposal of other assets	2	158
Other	446	442

Total noninterest income	4,083	4,691

Noninterest expense:
Salaries and employee benefits	8,247	8,731
Occupancy and equipment	2,771	2,876
Professional services	606	849
FDIC assessments	602	680
Computer and data processing	571	617
Supplies and postage	445	465
Advertising and promotions	187	174
Other	1,309	1,686

Total noninterest expense	14,738	16,078

Income before income taxes	8,179	4,034
Income tax expense	2,851	1,067

Net income	$5,328	$2,967

Preferred stock dividends, net of amortization	929	918

Net income applicable to common shareholders	$4,399	$2,049

Earnings per common share (Note 2):
Basic	$0.41	$0.19
Diluted	$0.40	$0.19
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Loss	Stock	Equity

Balance at January 1, 2010	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Comprehensive income:
Net income	—	—	—	5,328	—	—	5,328
Other comprehensive income, net of tax	—	—	—	—	1,673	—	1,673

Total comprehensive income							7,001
Share-based compensation plans:
Share-based compensation	—	—	221	—	—	—	221
Stock options exercised	—	—	(4)	—	—	12	8
Restricted stock awards issued, net	—	—	(1,849)	—	—	1,849	—
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	90	—	—	(90)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series A Preferred-$62.50 per share	—	—	—	(469)	—	—	(469)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(369)	—	—	(369)
Common-$0.10 per share	—	—	—	(1,082)	—	—	(1,082)

Balance at March 31, 2010	$53,508	$113	$25,308	$134,688	$(2,029)	$(7,985)	$203,603

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$5,328	$2,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	1,025
Net amortization of premiums and discounts on investment securities	508	252
Provision for loan losses	418	1,906
Amortization of unvested stock-based compensation	221	247
Deferred income tax expense	759	3,810
Proceeds from sale of loans held for sale	6,031	27,951
Originations of loans held for sale	(5,651)	(29,058)
Increase in company owned life insurance	(269)	(260)
Net gain on investment securities	(6)	(54)
Impairment charge on investment securities	526	50
Net gain on sale of loans held for sale	(62)	(170)
Net gain on sale and disposal of other assets	(2)	(158)
Decrease (increase) in other assets	463	(4,568)
(Decrease) increase in other liabilities	(522)	331

Net cash provided by operating activities	8,640	4,271

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(110,252)	(101,293)
Held to maturity	(2,654)	(5,801)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	35,731	84,309
Held to maturity	7,567	3,309
Proceeds from sale of securities available for sale	12,950	10,375
Net loan originations	(4,715)	(38,242)
Purchase of company owned life insurance	(7)	(7)
Proceeds from sales of other assets	56	767
Purchase of premises and equipment	(471)	(355)

Net cash used in investing activities	(61,795)	(46,938)

Cash flows from financing activities:
Net increase in deposits	106,919	104,017
Net (decrease) increase in short-term borrowings	(22,935)	8,419
Repayment of long-term borrowings	(1)	(478)
Issuance of preferred and common shares	—	(68)
Stock options exercised	8	—
Cash dividends paid to preferred shareholders	(839)	(641)
Cash dividends paid to common shareholders	(1,082)	(1,080)

Net cash provided by financing activities	82,070	110,169

Net increase in cash and cash equivalents	28,915	67,502
Cash and cash equivalents, beginning of period	42,959	55,187

Cash and cash equivalents, end of period	$71,874	$122,689

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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Cash payments:
Interest	$5,315	$5,645
Income taxes	—	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$70	$379
Accrued and declared unpaid dividends	1,692	1,691
Increase (decrease) in net unsettled security transactions	4,896	(571)
Recent Accounting Pronouncements
FASB ASC 810 Consolidation (“ASC 810”) was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was adopted effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FASB ASC 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was adopted effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) was amended to require some new disclosures and clarify some existing disclosure requirements about fair value measurement. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this amendment that were adopted during the current period, the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements. The Company believes that the adoption of the remaining portion of this amendment will not have a significant impact on the Company’s consolidated financial statements.
(2.) EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts).

	Three months ended
	March,
	2010	2009
Net income applicable to common shareholders	$4,399	$2,049
Less: Earnings allocated to participating securities	30	10

Earnings allocated to common shares outstanding	$4,369	$2,039

Weighted average common shares used to calculate basic EPS	10,746	10,716
Add: Effect of common stock equivalents	55	31

Weighted average common shares used to calculate diluted EPS	10,801	10,747

Earnings per common share:
Basic	$0.41	$0.19
Diluted	$0.40	$0.19
Shares subject to the following securities, outstanding as of March 31 of the respective year, were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	451	580
Restricted stock awards	—	41
Warrant	378	378

	829	999

The accounting guidance under ASC Topic 260, “Earnings Per Share,” provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The outstanding non-vested stock awards issued prior to 2010 are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The outstanding non-vested stock awards issued during the first quarter of 2010 do not have rights to dividends or dividend equivalents and are not considered participating securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$203,030	$913	$151	$203,792
State and political subdivisions	78,785	2,379	2	81,162
Mortgage-backed securities:
Federal National Mortgage Association	70,226	577	211	70,592
Federal Home Loan Mortgage Corporation	42,527	373	11	42,889
Government National Mortgage Association	107,975	461	389	108,047
Collateralized mortgage obligations:
Federal National Mortgage Association	14,180	275	56	14,399
Federal Home Loan Mortgage Corporation	18,103	456	7	18,552
Government National Mortgage Association	102,911	622	200	103,333
Privately issued	4,875	582	320	5,137

Total collateralized mortgage obligations	140,069	1,935	583	141,421

Total mortgage-backed securities	360,797	3,346	1,194	362,949
Asset-backed securities	733	83	52	764

Total available for sale securities	$643,345	$6,721	$1,399	$648,667

Securities held to maturity:
State and political subdivisions	$34,556	$989	$—	$35,545

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$134,564	$86	$545	$134,105
State and political subdivisions	80,812	2,850	3	83,659
Mortgage-backed securities:
Federal National Mortgage Association	75,108	629	259	75,478
Federal Home Loan Mortgage Corporation	37,321	413	56	37,678
Government National Mortgage Association	110,576	97	342	110,331
Collateralized mortgage obligations:
Federal National Mortgage Association	16,274	250	94	16,430
Federal Home Loan Mortgage Corporation	20,879	504	14	21,369
Government National Mortgage Association	95,886	56	873	95,069
Privately issued	5,087	403	330	5,160

Total collateralized mortgage obligations	138,126	1,213	1,311	138,028

Total mortgage-backed securities	361,131	2,352	1,968	361,515
Asset-backed securities	1,295	171	244	1,222

Total available for sale securities	$577,802	$5,459	$2,760	$580,501

Securities held to maturity:
State and political subdivisions	$39,573	$1,056	$—	$40,629

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales of securities available for sale were as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Proceeds from sales	$12,950	$10,375
Gross realized gains	6	415
Gross realized losses	—	361
The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2010 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$49,206	$49,546
Due from one to five years	143,205	146,077
Due after five years through ten years	92,716	93,527
Due after ten years	358,218	359,517

	$643,345	$648,667

Debt securities held to maturity:
Due in one year or less	$25,662	$25,862
Due from one to five years	6,951	7,430
Due after five years through ten years	1,570	1,800
Due after ten years	373	453

	$34,556	$35,545

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$9,562	$151	$9,562	$151
State and political subdivisions	50	1	100	1	150	2
Mortgage-backed securities:
Federal National Mortgage Association	30,556	210	511	1	31,067	211
Federal Home Loan Mortgage Corporation	6,592	10	420	1	7,012	11
Government National Mortgage Association	52,389	389	—	—	52,389	389
Collateralized mortgage obligations:
Federal National Mortgage Association	338	1	4,755	55	5,093	56
Federal Home Loan Mortgage Corporation	633	1	723	6	1,356	7
Government National Mortgage Association	28,761	200	—	—	28,761	200
Privately issued	—	—	2,982	320	2,982	320

Total collateralized mortgage obligations	29,732	202	8,460	381	38,192	583

Total mortgage-backed securities	119,269	811	9,391	383	128,660	1,194
Asset-backed securities	123	52	—	—	123	52

Total temporarily impaired securities	$119,442	$864	$19,053	$535	$138,495	$1,399

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

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than-temporary impairment includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
During the first quarter of 2010, the Company recorded OTTI charges totaling $526 thousand on four pooled trust preferred securities, all of which were designated as impaired due to reasons of credit quality. The OTTI charges reduced the amortized cost on these securities to their fair value as of March 31, 2010. Accordingly, these securities are no longer in a loss position as of March 31, 2010. The Company recorded an OTTI charge of $50 thousand during the first quarter of 2009 related to an asset backed security considered to be other-than-temporarily impaired.
At March 31, 2010, the number of investment securities in an unrealized loss position totaled 73. As of March 31, 2010, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of March 31, 2010, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $16.8 million and $16.5 million as of March 31, 2010 and December 31, 2009, respectively, are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Commercial	$208,976	$206,383
Commercial mortgage	331,870	330,748
Residential mortgage	142,406	144,636
Home equity	200,287	200,684
Consumer indirect	356,873	352,611
Other consumer	27,769	29,365

Total loans	1,268,181	1,264,427
Less: Allowance for loan losses	20,586	20,741

Total loans, net	$1,247,595	$1,243,686

Loans held for sale (included in residential mortgage), totaled $103 thousand and $421 thousand as of March 31, 2010 and December 31, 2009, respectively.
(5.) COMPREHENSIVE INCOME
Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated (in thousands):

	Three months ended March 31,
	2010			2009
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains arising during the period	$2,103	$813	$1,290	$69	$27	$42
Reclassification adjustments:
Realized net gains included in income	(6)	(2)	(4)	(54)	(21)	(33)
Impairment charges included in income	526	204	322	50	19	31

	2,623	1,015	1,608	65	25	40
Pension and post-retirement benefit liabilities	106	41	65	172	67	105

Other comprehensive income	$2,729	$1,056	1,673	$237	$92	145

Net income			5,328			2,967

Comprehensive income			$7,001			$3,112

The components of accumulated other comprehensive loss, net of tax, for the periods indicated were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(5,292)	$(5,357)
Net unrealized gain on securities available for sale	3,263	1,655

Accumulated other comprehensive loss	$(2,029)	$(3,702)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6.) SHARE-BASED COMPENSATION PLANS
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
The Company awarded grants of 99,340 restricted shares to certain members of management during the three months ended March 31, 2010. The weighted average market price of the restricted shares on the date of grant was $12.20. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending on December 31, 2010. The share-based payment awards granted in 2010 do not have rights to dividends or dividend equivalents.
The following is a summary of restricted stock award activity for the three months ended March 31, 2010:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	77,772	$15.05
Granted	99,340	12.20
Released	(4,600)	19.22
Forfeited	(194)	13.21

Outstanding at end of period	172,318	$13.30

The Company amortizes the expense related to restricted stock awards over the vesting period. Share-based compensation expense is included in the consolidated statements of income under salaries and employee benefits for awards granted to management and in other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income is as follows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2010	2009
Stock options:
Management Stock Incentive Plan	$26	$74
Director Stock Incentive Plan	11	11

	37	85
Restricted stock awards:
Management Stock Incentive Plan	170	162
Director Stock Incentive Plan	14	—

	184	162

Total share-based compensation	$221	$247

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(7.) EMPLOYEE BENEFIT PLANS
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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Service cost	$408	$422
Interest cost on projected benefit obligation	483	457
Expected return on plan assets	(611)	(462)
Amortization of unrecognized prior service cost	3	3
Amortization of unrecognized loss	115	182

Net periodic pension cost	$398	$602

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. In December 2009, the Company contributed $3.5 million to the pension plan for fiscal year 2010, which exceeds the minimum required contribution of $1.5 million.
(8.) FAIR VALUE MEASUREMENTS
Valuation Hierarchy
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) FAIR VALUE MEASUREMENTS (Continued)
Investment Securities. Pooled trust preferred securities are reported at fair value utilizing Level 3 inputs. Fair values for these securities are determined through the use of internal valuation methodologies appropriate for the specific asset, which may include the use of a discounted expected cash flow analysis or the use of broker quotes. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Assets Measured at Fair Value on a Recurring Basis
Assets measured and recorded at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
March 31, 2010:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$203,792	$—	$203,792
State and political subdivisions	—	81,162	—	81,162
Mortgage-backed securities	—	362,949	—	362,949
Asset-backed securities:
Trust preferred securities	—	—	661	661
Other	—	103	—	103

	$—	$648,006	$661	$648,667

December 31, 2009:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,105	$—	$134,105
State and political subdivisions	—	83,659	—	83,659
Mortgage-backed securities	—	361,515	—	361,515
Asset-backed securities:
Trust preferred securities	—	—	1,015	1,015
Other	—	207	—	207

	$—	$579,486	$1,015	$580,501

There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2010.
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010, is as follows (in thousands):

Securities available for sale (Level 3), beginning of year	$1,015
Transfers into Level 3	—
Capitalized interest	86
Principal paydowns and amortization of premiums	—
Coupon payments applied to principal	(35)
Total gains (losses) (realized/unrealized):
Included in earnings	(526)
Included in other comprehensive income	121

Securities available for sale (Level 3), end of period	$661

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) FAIR VALUE MEASUREMENTS (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of March 31, 2010, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale are carried at the lower of cost or fair value. As of March 31, 2010, loans held for sale were recorded at their fair value of $103 thousand. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights (“MSR”) are carried at the lower of cost or fair value. Due primarily to a sustained decline in the estimated prepayment speed of the Company’s sold loan portfolio with servicing retained the fair value of the Company’s MSR increased during 2010. As a result of this increase, the Company reduced its corresponding valuation allowance by $17 thousand during the three months ended March 31, 2010. A valuation allowance of $168 thousand existed as of March 31, 2010. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
Certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowance allocations totaling $982 thousand to a total reported fair value of $1.2 million. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the three month period ended March 31, 2010.
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
Notes to Consolidated Financial Statements (Unaudited)
(8.) FAIR VALUE MEASUREMENTS (Continued)
The estimated fair value approximates carrying value for cash and cash equivalents, FHLB and FRB stock, company owned life insurance, accrued interest receivable, short-term borrowings and accrued interest payable. Fair value estimates for other financial instruments are discussed below.
Loans (including loans held for sale). For variable rate loans that re-price frequently, fair value approximates carrying amount. The fair value for fixed rate loans is estimated through discounted cash flow analysis using interest rates currently being offered on loans with similar terms and credit quality. For criticized and classified loans, fair value is estimated by discounting expected cash flows at a rate commensurate with the risk associated with the estimated cash flows, or estimates of fair value discounts based on observable market information. The fair value for loans held for sale is based on estimates, quoted market prices and investor commitments.
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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at March 31, 2010 and December 31, 2009 may not necessarily represent the underlying fair value of the Company.
The estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$71,874	$71,874	$42,959	$42,959
Securities available for sale	648,667	648,667	580,501	580,501
Securities held to maturity	34,556	35,545	39,573	40,629
Loans (including loans held for sale)	1,247,595	1,296,092	1,243,686	1,290,557
Company owned life insurance	25,143	25,143	24,867	24,867
Accrued interest receivable	8,158	8,158	7,386	7,386
FHLB and FRB stock	7,185	7,185	7,185	7,185

Financial liabilities:
Demand, savings and money market deposits	1,144,246	1,144,246	1,056,604	1,056,604
Time deposits	705,628	712,493	686,351	692,429
Short-term borrowings	36,608	36,608	59,543	59,543
Long-term borrowings (excluding junior subordinated debentures)	30,144	30,743	30,145	30,886
Junior subordinated debentures	16,702	10,868	16,702	10,741
Accrued interest payable	6,832	6,832	7,576	7,576

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
The Company has numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the adequacy of the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of other-than-temporary impairment (“OTTI”), and accounting for defined benefit plans require particularly subjective or complex judgments important to the Company’s financial condition and results of operations, and, as such, are considered to be critical accounting policies. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.
For additional information regarding critical accounting policies, refer to Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements and the section captioned “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s application of critical accounting policies related to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of OTTI, and accounting for defined benefit plans since December 31, 2009.
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
RESULTS OF OPERATIONS
Summary of Performance
Net income for the first quarter of 2010 was $5.3 million compared to $3.0 million for the first quarter of 2009. Net income available to common shareholders for the first quarter of 2010 was $4.4 million, or $0.41 and $0.40 earnings per basic and diluted share, respectively. Comparatively, net income available to common shareholders for the first quarter of 2009 was $2.0 million, or $0.19 for both basic and diluted earnings per share. Return on average equity was 10.67% and return on average assets was 1.02% for the first quarter of 2010, compared to 6.29% and 0.61%, respectively, for the first quarter of 2009. The net interest margin for the first three months of 2010 was 4.12% compared to 4.09% for the first three months of 2009.
Details of the changes in the various components of net income are further discussed in the sections that follow.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Net Interest Income and Net Interest Margin
Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $19.3 million in for the first three months of 2010 compared to $17.3 million for the same period in 2009. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 34% tax rate) of $507 thousand and $810 thousand for the first quarters of 2010 and 2009, respectively, resulted in fully taxable equivalent net interest income of $19.8 million in 2010 and $18.1 million in 2009.
Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.
Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and shareholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt investment securities is computed on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.
Net interest income on a taxable equivalent basis for the three months ended March 31, 2010, was $19.8 million, an increase of $1.6 million or 9% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.9 million to taxable equivalent net interest income), offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest by $236 thousand).
The net interest margin for the first three months of 2010 was 4.12%, 3 basis points higher than 4.09% for the same period in 2009. This comparable period increase was a function of an 11 basis point increase in interest rate spread, substantially offset by an 8 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The improvement in interest rate spread was a net result of a 42 basis point decrease in the cost of interest-bearing liabilities and a 31 basis point decrease in the yield on earning assets.
The yield on earning assets was 5.08% for the first quarter of 2010, 31 basis points lower than the comparable quarter last year, attributable principally to the yield on investment securities (down 107 basis points, to 3.47%). The yield on loans decreased 7 basis points (to 5.97%), also impacted by the lower rate environment.
The rate on interest-bearing liabilities of 1.17% for the first quarter of 2010 was 42 basis points lower than the same quarter in 2009. Rates on interest-bearing deposits were down 42 basis points (to 1.03%), reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances. The cost of short-term borrowings increased modestly (up 2 basis points to 0.66%), while the cost of long-term funding remained the same at 6.09%.
Average interest-earning assets were $1.936 billion for first quarter 2010, an increase of $148.2 million or 8% from the comparable quarter last year, with average loans up $120.4 million and average securities up $57.0 million. The growth in average loans was comprised of increases in retail loans (up $92.4 million, primarily indirect loans) and commercial loans (up $61.4 million), while residential mortgages decreased (down $33.4 million).
Average interest-bearing liabilities of $1.578 billion in first quarter of 2010 were $106.7 million or 7% higher than the first quarter of 2009. On average, interest-bearing deposits grew $83.2 million (primarily attributable to $70.5 million higher retail deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $31.5 million. Average wholesale funding balances increased $23.4 million between the first quarter periods, with short-term borrowing higher by $23.7 million and long-term funding lower by $252 thousand.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$14,366	$7	0.21%	$43,618	$27	0.25%
Investment securities (1):
Taxable	541,906	4,213	3.11	413,540	4,433	4.29
Tax-exempt (2)	116,275	1,493	5.14	187,659	2,384	5.08

Total investment securities	658,181	5,706	3.47	601,199	6,817	4.54
Loans:
Commercial	204,905	2,464	4.88	185,372	2,163	4.73
Commercial mortgage	333,579	4,976	6.05	291,755	4,557	6.33
Residential mortgage	143,780	2,222	6.18	177,142	2,689	6.07
Home equity	199,903	2,277	4.62	189,328	2,307	4.94
Consumer indirect	352,778	5,966	6.86	267,360	4,559	6.92
Other consumer	28,145	713	10.27	31,696	784	10.03

Total loans	1,263,090	18,618	5.97	1,142,653	17,059	6.04

Total interest-earning assets	1,935,637	24,331	5.08	1,787,470	23,903	5.39

Allowance for loan losses	(21,020)			(19,200)
Other noninterest-earning assets	197,575			195,494

Total assets	$2,112,192			$1,963,764

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$392,896	$189	0.20%	$360,470	$224	0.25%
Savings and money market	401,294	276	0.28	371,738	251	0.27
Certificates of deposit	689,284	3,319	1.95	668,041	4,540	2.76

Total interest-bearing deposits	1,483,474	3,784	1.03	1,400,249	5,015	1.45
Short-term borrowings	47,964	78	0.66	24,264	38	0.64
Long-term borrowings	46,847	710	6.09	47,099	713	6.09

Total borrowings	94,811	788	3.34	71,363	751	4.24

Total interest-bearing liabilities	1,578,285	4,572	1.17	1,471,612	5,766	1.59

Noninterest-bearing demand deposits	313,227			281,690
Other noninterest-bearing liabilities	18,150			19,075
Shareholders’ equity	202,530			191,387

Total liabilities and shareholders’ equity	$2,112,192			$1,963,764

Net interest income (tax-equivalent)		$19,759			$18,137

Interest rate spread			3.91%			3.80%

Net earning assets	$357,352			$315,858

Net interest margin (tax-equivalent)			4.12%			4.09%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.64%			121.46%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2010 vs. 2009
	Increase/(Decrease)
	Due to Change in		Total Net
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$(15)	$(5)	$(20)
Investment securities:
Taxable	1,175	(1,395)	(220)
Tax-exempt	(917)	26	(891)

Total investment securities	258	(1,369)	(1,111)
Loans:
Commercial	233	68	301
Commercial mortgage	631	(212)	419
Residential mortgage	(515)	48	(467)
Home equity	125	(155)	(30)
Consumer indirect	1,445	(38)	1,407
Other consumer	(90)	19	(71)

Total loans	1,829	(270)	1,559

Total interest-earning assets	2,072	(1,644)	428

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	19	(54)	(35)
Savings and money market	20	5	25
Certificates of deposit	140	(1,361)	(1,221)

Total interest-bearing deposits	179	(1,410)	(1,231)
Short-term borrowings	39	1	40
Long-term borrowings	(4)	1	(3)

Total borrowings	35	2	37

Total interest-bearing liabilities	214	(1,408)	(1,194)

Change in net interest income	$1,858	$(236)	$1,622

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2010 was $418 thousand, compared to $1.9 million for the same period in 2009. See “Allowance for Loan Losses” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income
Noninterest income was $4.1 million for the first quarter of 2010. Core fee-based revenues (defined as service charges on deposit accounts, ATM and debit card income, and broker-dealer fees and commissions) totaled $3.5 million for 2010, up $144 thousand or 4% from $3.4 million for 2009. Net mortgage banking income (defined as loan servicing and net gain on sale of loans held for sale) was $342 thousand for 2010, compared to $427 thousand in 2009, a decrease of $85 thousand from 2009, primarily attributable to lower secondary mortgage production experienced during the first quarter of 2010. The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended
	March 31,
	2010	2009
Noninterest income:
Service charges on deposits	$2,230	$2,320
ATM and debit card	934	811
Loan servicing	280	257
Company owned life insurance	269	260
Broker-dealer fees and commissions	380	269
Net gain on sale of loans held for sale	62	170
Net gain on investment securities	6	54
Impairment charges on investment securities	(526)	(50)
Net gain on sale and disposal of other assets	2	158
Other	446	442

Total noninterest income	$4,083	$4,691

The components of noninterest income fluctuated as discussed below.
Service charges on deposits were $2.2 million, $90 thousand or 4% lower than 2009. The decrease was primarily attributable to lower nonsufficient funds fees (down $73 thousand to $1.8 million).
ATM and debit card income was $934 thousand for 2010, an increase of $123 thousand or 15%, compared to 2009, as the increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.
Broker-dealer fees and commissions were up $111 thousand, or 41%, in the three months ended March 31, 2010 compared to the same period a year ago. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which is up significantly in 2010.
Net gain on sale of loans held for sale decreased $108 thousand compared to the prior year, due primarily to lower gains on sales and related income resulting from decreased volumes. Secondary mortgage production was $5.7 million for the first quarter of 2010, compared to $29.1 million for 2009, as the prior year benefited from higher volumes due to refinance activity.
Impairment charges on investment securities are comprised of valuation write-downs of $526 thousand on pooled trust preferred securities. See “Investing Activities” herein for additional information.
The decrease in net gain on sale and disposal of other assets when comparing the first quarter 2010 to 2009 was primarily due to a gain on the sale of a foreclosed commercial property that was recorded in the first quarter of last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
Noninterest expense for the first quarter of 2010 was $14.7 million, a decrease of $1.3 million or 8% over 2009. Salaries and employee benefits, professional services and other noninterest expense decreased a combined total of $1.1 million. Collectively, all remaining noninterest expense categories were down an additional $236 thousand compared to the first quarter of 2009. The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended
	March 31,
	2010	2009
Noninterest expense:
Salaries and employee benefits	$8,247	$8,731
Occupancy and equipment	2,771	2,876
Professional services	606	849
FDIC assessments	602	680
Computer and data processing	571	617
Supplies and postage	445	465
Advertising and promotions	187	174
Other	1,309	1,686

Total noninterest expense	$14,738	$16,078

The components of noninterest expense fluctuated as discussed below.
Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $8.2 million for 2010, down $484 thousand or 6% from 2009. Average full-time equivalent employees (“FTEs”) were 579 for 2010, down 3% from 595 for 2009. Salary-related expenses decreased $267 thousand or 4%, a result of fewer FTEs and lower incentives and commissions. Fringe benefit expenses decreased $217 thousand or 10%, primarily from lower pension and post-retirement benefit costs.
As a result of lower utilities and depreciation expense the Company experienced a 4% decrease in occupancy and equipment expense in the three month period ended March 31, 2010, compared to the same period a year ago.
Professional services decreased $243 thousand or 29% from 2009. The Company had incurred higher expenses associated with loan workouts and consulting services during the first quarter of 2009.
Other noninterest expense was $1.3 million for 2010, a decrease of $377 thousand or 22% from the first quarter of 2009. The first quarter of 2009 included $77 thousand in amortization expense versus none in the first quarter of 2010, as well as declines in miscellaneous other expense categories given the efforts to control discretionary expense.
The efficiency ratio for the first quarter of 2010 was 60.31% compared with 69.72% for the first quarter of 2009. The 2010 efficiency ratio, compared to 2009, reflects lower levels of noninterest expense, partially offset by decreases in noninterest income. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
For the three months ended March 31, 2010, the Company recorded income tax expense of $2.9 million, versus $1.1 million a year ago. The change in income tax was primarily due to higher pre-tax income during the first quarter of 2010. The effective tax rates for the first quarter of 2010 and 2009 were 34.9% and 26.5%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt and tax-preferred securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
INVESTING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$203,030	$203,792	$134,564	$134,105
State and political subdivisions	78,785	81,162	80,812	83,659
Mortgage-backed securities:
Agency mortgage-backed securities	355,922	357,812	356,044	356,355
Non-Agency mortgage-backed securities	4,875	5,137	5,087	5,160
Asset-backed securities	733	764	1,295	1,222

Total available for sale securities	643,345	648,667	577,802	580,501
Securities held to maturity:
State and political subdivisions	34,556	35,545	39,573	40,629

Total investment securities	$677,901	$684,212	$617,375	$621,130

Impairment Assessment
The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than-temporary impairment includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	March 31, 2010		December 31, 2009
	Unrealized	Percent	Unrealized	Percent
	Loss	of Total	Loss	of Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$151	10.8%	$545	19.8%
State and political subdivisions	2	0.1	3	0.1
Mortgage-backed securities:
Agency mortgage-backed securities	874	62.5	1,638	59.3
Non-Agency mortgage-backed securities	320	22.9	330	12.0
Asset-backed securities	52	3.7	244	8.8

Total investment securities	$1,399	100.0%	$2,760	100.0%

There were no unrealized losses in held to maturity securities at March 31, 2010 or December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of March 31, 2010, there were 8 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. These were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $9.7 million and unrealized losses of $151 thousand. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
State and Political Subdivisions. At March 31, 2010, the state and political subdivisions portfolio (“municipals”) totaled $115.7 million, of which $81.2 million was classified as available for sale. As of that date, $34.6 million was classified as held to maturity, with a fair value of $35.5 million. As of March 31, 2010, there were 3 municipals that were in an unrealized loss position. These securities had an aggregate amortized cost of $152 thousand and unrealized losses of $2 thousand.
Agency Mortgage-backed Securities. At March 31, 2010, with the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies (“Agency MBS”), primarily FNMA and the FHLMC. The contractual cash flows of the Company’s Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Given the high credit quality inherent in Agency MBS, the Company does not consider any of the unrealized losses as of March 31, 2010, on such MBS to be credit related. As a result of its analyses, the Company determined at March 31, 2010 that the unrealized losses on its Agency MBS are temporary. As of March 31, 2010, the Company did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. The Company’s non-Agency MBS portfolio consists of positions in five privately issued whole loan collateralized mortgage obligations with a fair value of $5.1 million and net unrealized gains of $262 thousand at March 31, 2010. As of that date, there were two non-Agency MBS with an aggregate amortized cost of $3.3 million and unrealized losses of $320 thousand that have been in an unrealized loss position for 12 months or longer.
As of March 31, 2010, there were three non-Agency MBS with an aggregate amortized cost of $1.6 million rated below investment grade. None of these securities was in an unrealized loss position. To date, the Company has recognized aggregate OTTI charges due to reasons of credit quality of $6.0 million against these securities, all of which was recorded prior to 2010.
As a result of its analyses, the Company determined at March 31, 2010 that the unrealized losses on its non-Agency MBS are temporary. These temporary unrealized losses are believed to be primarily related to an overall widening in liquidity spreads related to the reduced liquidity and uncertainty in the markets and not the credit quality of the individual issuer or underlying assets. As of March 31, 2010, the Company did not intend to sell any of its non-Agency MBS that were in an unrealized loss position prior to recovery of amortized cost.
Asset-backed Securities (“ABS”). As of March 31, 2010, the carrying value of the ABS portfolio totaled $733 thousand and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.
During the first quarter of 2010, the Company recognized OTTI charges totaling $526 thousand against four of these ABS, all of which were acquired prior to November 2007. Since the second quarter of 2008, the Company has written down each of the securities in the ABS portfolio, resulting in OTTI charges totaling $32.8 million through March 31, 2010. The Company expects to recover the remaining carrying value of $733 thousand, representing the Company’s maximum exposure to future OTTI charges on the current ABS portfolio. As of March 31, 2010, each of the securities in the ABS portfolio was rated below investment grade. There were 6 ABS securities in a loss position with an aggregate amortized cost of $175 thousand and unrealized losses totaling $52 thousand as of March 31, 2010. Each of these securities has been in loss position for less than 12 months.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Company has assessed the ultimate recoverability of its FHLB stock and believes no impairment currently exists. The Company’s ownership of FHLB stock, which totaled $3.3 million at March 31, 2010, is included in other assets and recorded at cost.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million at March 31, 2010, is included in other assets and recorded at cost.

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
The following table provides detail of securities rated below investment grade (dollars in thousands).

	At March 31, 2010					OTTI losses recognized in earnings
	Number				Unrealized	For the year ended		1st
Current	of	Par	Amortized	Fair	Gains	December 31,		Quarter	Total
Rating(1)	Cusips	Value	Cost	Value	(Losses)	2008	2009	2010	to Date

Securities with unrealized gains:
Non-Agency MBS:
Ba1/CCC	1	$1,320	$524	$606	$82	$626	$166	$—	$792
CC/B (2)	1	2,333	594	661	67	1,240	494	—	1,734
CC (3)	1	3,777	455	888	433	3,513	—	—	3,513

	3	7,430	1,573	2,155	582	5,379	660	—	6,039
Asset-backed securities:
Baa3/CC (4)	1	661	68	102	34	545	50	—	595
Caa2/CC	1	1,999	36	36	—	1,615	313	—	1,928
Caa3/C	1	3,000	43	70	27	2,860	—	—	2,860
Ca/CC	1	2,983	37	56	19	2,435	476	—	2,911
Ca/C	4	14,124	355	358	3	12,103	801	484	13,388
Ca/D	1	2,000	18	18	—	1,868	8	42	1,918

	9	24,767	557	640	83	21,426	1,648	526	23,600

Securities with unrealized gains	12	32,197	2,130	2,795	665	26,805	2,308	526	29,639

Securities with unrealized losses:
Asset-backed securities:
Ca/C	4	4,527	95	58	(37)	3,977	278	—	4,255
C/C	2	5,040	80	65	(15)	4,570	388	—	4,958

Securities with unrealized losses	6	9,567	175	123	(52)	8,547	666	—	9,213

	18	$41,764	$2,305	$2,918	$613	$35,352	$2,974	$526	$38,852

(1)	Ratings presented are Moody’s/Fitch except as noted.

(2)	Ratings presented are Fitch /S&P.

(3)	Rating presented is S&P.

(4)	Ratings presented are Moody’s/S&P.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	Loan Portfolio Composition
	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial	$208,976	16.5%	$206,383	16.3%
Commercial mortgage	331,870	26.2	330,748	26.2
Residential mortgage	142,406	11.2	144,636	11.4
Home equity	200,287	15.8	200,684	15.9
Consumer indirect	356,873	28.1	352,611	27.9
Other consumer	27,769	2.2	29,365	2.3

Total loans	1,268,181	100.0%	1,264,427	100.0%

Less: Allowance for loan losses	20,586		20,741

Total loans, net	$1,247,595		$1,243,686

Total loans increased $3.8 million to $1.268 billion as of March 31, 2010 from $1.264 billion as of December 31, 2009.
Commercial and commercial mortgages combined increased $3.7 million to $540.8 million as of March 31, 2010 from $537.1 million as of December 31, 2009, a result of the Company’s continued focus on commercial business development programs.
Residential mortgage loans decreased $2.2 million to $142.4 million as of March 31, 2010 in comparison to $144.6 million as of December 31, 2009. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased $4.3 million to $356.9 million as of March 31, 2010, from $352.6 million as of December 31, 2009. During the first quarter of 2010 the Company originated $35.2 million in indirect auto loans with a mix of approximately 29% new auto and 71% used auto. This compares with $48.7 million in indirect loan auto originations with a mix of approximately 35% new auto and 65% used auto for the same period in 2009.
Loans Held for Sale
Loans held for sale (included in residential mortgage), totaled $103 thousand and $421 thousand as of March 31, 2010 and December 31, 2009, respectively.
The Company sells certain qualifying newly originated residential mortgages to the secondary market. Residential mortgages serviced for others totaled $344.7 million and $349.8 million as of March 31, 2010 and December 31, 2009, respectively, and are not included in the consolidated statements of financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands):

	Loan Loss Analysis
	Three months ended March 31,
	2010	2009
Balance as of beginning of period	$20,741	$18,749
Charge-offs:
Commercial	69	102
Commercial mortgage	45	92
Residential mortgage	12	54
Home equity	47	122
Consumer indirect	1,228	868
Other consumer	212	262

Total charge-offs	1,613	1,500
Recoveries:
Commercial	92	119
Commercial mortgage	432	43
Residential mortgage	4	3
Home equity	2	3
Consumer indirect	340	176
Other consumer	170	158

Total recoveries	1,040	502

Net charge-offs	573	998
Provision for loan losses	418	1,906

Balance at end of period	$20,586	$19,657

Net loan charge-offs to average loans (annualized)	0.18%	0.35%
Allowance for loan losses to total loans	1.62%	1.70%
Allowance for loan losses to non-performing loans	308%	215%
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of March 31, 2010.
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
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There were provisions for loan losses of $418 thousand and $1.9 million for the three month periods ended March 31, 2010 and 2009, respectively. The decrease in the provision for loan losses is largely due to a 43% decline in net charge-offs compared with the first quarter of 2009. Net charge-offs decreased by $425 thousand when comparing the first quarter of 2010 to the prior year. The decrease in net charge-offs in 2010 was primarily due to a $354 thousand recovery on one commercial real estate relationship which was charged off during 2008 and 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-Performing Assets and Potential Problem Loans
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (in thousands).

	Delinquent and Non-Performing Assets
	March 31,	December 31,	March 31,
	2010	2009	2009
Nonaccrual loans:
Commercial	$774	$650	$1,698
Commercial mortgage	2,513	2,288	2,497
Residential mortgage	2,056	2,376	3,566
Home equity	1,048	880	645
Consumer indirect	293	621	393
Other consumer	1	7	27

Total nonaccrual loans	6,685	6,822	8,826
Accruing loans 90 days or more delinquent	2	1,859	301

Total non-performing loans	6,687	8,681	9,127
Foreclosed assets	771	746	877
Non-performing investment securities	661	1,015	3,396

Total non-performing assets	$8,119	$10,442	$13,400

Non-performing loans to total loans	0.53%	0.69%	0.79%
Non-performing assets to total assets	0.38%	0.51%	0.66%
Information regarding the activity in nonaccrual loans for the three months ended March 31, 2010 is as follows (in thousands):

Nonaccrual loans, beginning of year	$6,822
Additions	3,101
Payments	(1,431)
Charge-offs	(1,487)
Returned to accruing status	(250)
Transferred to other real estate or repossessed assets	(70)

Nonaccrual loans, end of period	$6,685

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at March 31, 2010 decreased $2.3 million from December 31, 2009. During the first quarter of 2010 the Company collected substantially all of a $1.9 million commercial relationship included in accruing loans past due 90 days or more at December 31, 2009. The $354 thousand decrease in non-performing investment securities reflects net losses, both realized and unrealized, in the Company’s asset backed securities portfolio.
Generally, loans and investment securities are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deem the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year income. Subsequent receipts on nonaccrual assets are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $17.4 million and $18.4 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2010 and December 31, 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
FUNDING ACTIVITIES
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of March 31, 2010, total deposits were $1.850 billion, an increase of $106.9 million in comparison to $1.743 billion as of December 31, 2009.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.392 billion and $1.387 billion as of March 31, 2010 and December 31, 2009, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of March 31, 2010, total public deposits were $458.0 million in comparison to $355.9 million as of December 31, 2009. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, as well as amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $30.1 million as of March 31, 2010 and December 31, 2009. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $57.0 million of immediate credit capacity with FHLB as of March 31, 2010. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company has $32.8 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, of which none was outstanding at March 31, 2010. The FRB credit capacity is collateralized by securities from the Company’s investment portfolio. During the first quarter, the Company repaid $9.4 million of Federal funds purchased and a $15.0 million advance from the Federal Reserve’s Term Auction Facility which were outstanding at December 31, 2009.
The Company also had $94.0 million of credit available under unsecured lines of credit with various banks as of March 31, 2010. There were no advances outstanding on these lines of credit as of March 31, 2010. The Company also utilizes short-term retail repurchase agreements with customers as a source of funds. These short-term repurchase agreements amounted to $36.6 million and $35.1 million as of March 31, 2010 and December 31, 2009, respectively.
Equity Activities
Total shareholders’ equity amounted to $203.6 million as of March 31, 2010, an increase of $5.3 million from $198.3 million as of December 31, 2009. The increase in shareholders’ equity through the first three months ended March 31, 2010 resulted primarily from $7.0 million in comprehensive income, partially offset by $1.9 million in accrued and declared dividends.
The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the New York State Banking Department (“NYSBD”). At March 31, 2010, the Bank’s regulatory capital ratios exceeded all regulatory requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the servicing and repayment of debt and preferred equity obligations, the ability to fund new and existing loan commitments, to take advantage of new business opportunities and to satisfy other operating requirements. The Company achieves liquidity by maintaining a strong base of core customer funds, maturing short-term assets, its ability to sell securities, lines of credit, and access to the financial and capital markets.
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
The Company’s cash and cash equivalents were $71.9 million as of March 31, 2010, an increase of $28.9 million from $43.0 million as of December 31, 2009. The Company’s net cash provided by operating activities totaled $8.6 million. Net cash used in investing activities totaled $61.8 million, which included cash outflows of $4.7 million for net loan originations and $56.7 million from investment securities transactions. Net cash provided by financing activities of $82.0 million was attributed to a $106.9 million increase in deposits, offset against a $22.9 million decrease in net borrowings and $1.9 million in dividend payments.
Capital Resources
Banks and financial holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
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
The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets and disallowed portions of deferred tax assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments and securities more than one level below investment grade that are subject to the low level exposure rules). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets and disallowed portions of deferred tax assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The Company’s and the Bank’s actual and required regulatory capital ratios as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Tier 1 leverage:
Company	$171,065	8.32%	$82,201	4.00%	$102,752	5.00%
Bank (FSB)	158,235	7.72	82,018	4.00	102,522	5.00

Tier 1 capital (to risk-weighted assets):
Company	171,065	12.37	55,300	4.00	82,950	6.00
Bank (FSB)	158,235	11.49	55,106	4.00	82,660	6.00

Total risk-based capital (to risk-weighted assets):
Company	188,387	13.63	110,600	8.00	138,250	10.00
Bank (FSB)	175,497	12.74	110,213	8.00	137,766	10.00

December 31, 2009:
Tier 1 leverage:
Company	$163,613	7.96%	$82,188	4.00%	$102,735	5.00%
Bank (FSB)	154,316	7.53	82,018	4.00	102,522	5.00

Tier 1 capital (to risk-weighted assets):
Company	163,613	11.95	54,746	4.00	82,119	6.00
Bank (FSB)	154,316	11.33	54,475	4.00	81,712	6.00

Total risk-based capital (to risk-weighted assets):
Company	180,766	13.21	109,492	8.00	136,865	10.00
Bank (FSB)	171,385	12.58	108,949	8.00	136,186	10.00
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
The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 12, 2010, as filed with the Securities and Exchange Commission.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 12, 2010, as filed with the Securities and Exchange Commission.
ITEM 1A. Risk Factors
The Company has experienced no significant changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 12, 2010 as filed with the Securities and Exchange Commission.
ITEM 6. Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

Exhibit
Number	Description	Location

10.11	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 1, 2010

10.12	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

10.13	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.14	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.15	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.16	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.17	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.18	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.19	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.20	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.21	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 24, 2008

10.22	Amendment to Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 1, 2009

10.23	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 24, 2008

10.24	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.25	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	, May 4, 2010
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs	, May 4, 2010
Karl F. Krebs
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)