Form 10-Q
period 2010-06-30
FINANCIAL INSTITUTIONS INC
filed 2010-08-03
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 10,938,738 shares of Common Stock, $0.01 par value, outstanding as of July 30, 2010.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,326	$42,874
Federal funds sold and interest-bearing deposits in other banks	93	85

Total cash and cash equivalents	43,419	42,959
Securities available for sale, at fair value	651,533	580,501
Securities held to maturity, at amortized cost (fair value of $28,247 and $40,629, respectively)	27,404	39,573
Loans	1,291,583	1,264,427
Less: Allowance for loan losses	21,825	20,741

Loans, net	1,269,758	1,243,686
Company owned life insurance	25,451	24,867
Premises and equipment, net	34,127	34,783
Goodwill	37,369	37,369
Other assets	53,870	58,651

Total assets	$2,142,931	$2,062,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$328,937	$324,303
Interest-bearing demand	370,584	363,698
Savings and money market	399,972	368,603
Certificates of deposit	722,452	686,351

Total deposits	1,821,945	1,742,955
Short-term borrowings	46,886	59,543
Long-term borrowings	46,768	46,847
Other liabilities	15,633	14,750

Total liabilities	1,931,232	1,864,095

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value, 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference of $37,515; net of $1,491 and $1,672 discount, respectively	36,024	35,843
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,599	53,418
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	25,433	26,940
Retained earnings	137,871	131,371
Accumulated other comprehensive income (loss)	2,254	(3,702)
Treasury stock, at cost — 405,886 and 527,854 shares, respectively	(7,571)	(9,846)

Total shareholders’ equity	211,699	198,294

Total liabilities and shareholders’ equity	$2,142,931	$2,062,389

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$18,714	$17,847	$37,332	$34,906
Interest and dividends on investment securities	5,485	5,429	10,684	11,436
Other interest income	3	26	10	53

Total interest income	24,202	23,302	48,026	46,395

Interest expense:
Deposits	3,730	4,888	7,514	9,903
Short-term borrowings	85	56	163	94
Long-term borrowings	711	713	1,421	1,426

Total interest expense	4,526	5,657	9,098	11,423

Net interest income	19,676	17,645	38,928	34,972
Provision for loan losses	2,105	2,088	2,523	3,994

Net interest income after provision for loan losses	17,571	15,557	36,405	30,978

Noninterest income:
Service charges on deposits	2,502	2,517	4,732	4,837
ATM and debit card	1,054	908	1,988	1,719
Broker-dealer fees and commissions	359	234	739	503
Company owned life insurance	282	275	551	535
Loan servicing	140	470	420	727
Net gain on sale of loans held for sale	115	246	177	416
Net gain on investment securities	63	1,153	69	1,207
Impairment charges on investment securities	—	(1,733)	(526)	(1,783)
Net gain on sale and disposal of other assets	—	—	2	158
Other	451	445	897	887

Total noninterest income	4,966	4,515	9,049	9,206

Noninterest expense:
Salaries and employee benefits	8,044	8,437	16,291	17,168
Occupancy and equipment	2,670	2,683	5,441	5,559
FDIC assessments	634	1,593	1,236	2,273
Computer and data processing	615	562	1,186	1,179
Professional services	478	591	1,084	1,440
Supplies and postage	431	476	876	941
Advertising and promotions	352	249	539	423
Other	1,646	1,849	2,955	3,535

Total noninterest expense	14,870	16,440	29,608	32,518

Income before income taxes	7,667	3,632	15,846	7,666
Income tax expense	2,469	1,004	5,320	2,071

Net income	$5,198	$2,628	$10,526	$5,595

Preferred stock dividends, net of amortization	931	925	1,860	1,843

Net income applicable to common shareholders	$4,267	$1,703	$8,666	$3,752

Earnings per common share (Note 2):
Basic	$0.39	$0.16	$0.80	$0.35
Diluted	$0.39	$0.16	$0.80	$0.35
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Comprehensive income:
Net income	—	—	—	10,526	—	—	10,526
Other comprehensive income, net of tax	—	—	—	—	5,956	—	5,956
Total comprehensive income							16,482
Share-based compensation plans:
Share-based compensation	—	—	542	—	—	—	542
Stock options exercised	—	—	(50)	—	—	179	129
Restricted stock awards issued, net	—	—	(1,984)	—	—	1,984	—
Directors’ retainer	—	—	(15)	—	—	112	97
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	181	—	—	(181)	—	—	—
Cash dividends declared:
Series A 3% Preferred—$1.50 per share	—	—	—	(2)	—	—	(2)
Series A Preferred—$125.00 per share	—	—	—	(938)	—	—	(938)
Series B-1 8.48% Preferred—$4.24 per share	—	—	—	(739)	—	—	(739)
Common—$0.20 per share	—	—	—	(2,166)	—	—	(2,166)

Balance at June 30, 2010	$53,599	$113	$25,433	$137,871	$2,254	$(7,571)	$211,699

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$10,526	$5,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,776	2,034
Net amortization of premiums and discounts on investment securities	1,002	949
Provision for loan losses	2,523	3,994
Amortization of unvested stock-based compensation	542	515
Deferred income tax expense	828	5,211
Proceeds from sale of loans held for sale	14,284	58,416
Originations of loans held for sale	(14,594)	(59,992)
Increase in company owned life insurance	(551)	(535)
Net gain on investment securities	(69)	(1,207)
Impairment charge on investment securities	526	1,783
Net gain on sale of loans held for sale	(177)	(416)
Net gain on sale and disposal of other assets	(2)	(158)
Decrease (increase) in other assets	294	(4,629)
Increase in other liabilities	1,322	3,090

Net cash provided by operating activities	18,230	14,650

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(196,238)	(214,940)
Held to maturity	(8,251)	(17,223)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	100,160	178,974
Held to maturity	19,979	26,501
Proceeds from sale of securities available for sale	33,090	82,198
Net loan originations	(28,178)	(116,409)
Purchase of company owned life insurance	(33)	(33)
Proceeds from sales of other assets	411	1,042
Purchase of premises and equipment	(1,250)	(1,198)

Net cash used in investing activities	(80,310)	(61,088)

Cash flows from financing activities:
Net increase in deposits	78,990	66,997
Net (decrease) increase in short-term borrowings	(12,657)	9,663
Repayment of long-term borrowings	(79)	(506)
Issuance of preferred and common shares	—	53
Stock options exercised	129	—
Cash dividends paid to preferred shareholders	(1,679)	(1,481)
Cash dividends paid to common shareholders	(2,164)	(2,160)

Net cash provided by financing activities	62,540	72,566

Net increase in cash and cash equivalents	460	26,128
Cash and cash equivalents, beginning of period	42,959	55,187

Cash and cash equivalents, end of period	$43,419	$81,315

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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Six months ended
	June 30,
	2010	2009
Cash payments:
Interest	$9,115	$9,735
Income taxes	4,539	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$70	$804
Accrued and declared unpaid dividends	1,694	1,692
Increase (decrease) in net unsettled security transactions	(441)	18,336
Loans securitized	—	15,983

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
FASB ASC 310 Receivables (“ASC 310”) was amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. These new disclosure requirements are effective for interim and annual reporting periods after December 15, 2010. The Company believes that the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2.) EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income applicable to common shareholders	$4,267	$1,703	$8,666	$3,752
Less: Earnings allocated to participating securities	29	5	59	15

Earnings allocated to common shares outstanding	$4,238	$1,698	$8,607	$3,737

Weighted average common shares used to calculate basic EPS	10,761	10,724	10,754	10,720
Add: Effect of common stock equivalents	85	42	46	36

Weighted average common shares used to calculate diluted EPS	10,846	10,766	10,800	10,756

Earnings per common share:
Basic	$0.39	$0.16	$0.80	$0.35
Diluted	$0.39	$0.16	$0.80	$0.35
Shares subject to the following securities, outstanding as of June 30 of the respective year, were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	395	554	423	566
Restricted stock awards	2	—	1	20
Warrant	—	378	188	378

	397	932	612	964

The accounting guidance under ASC Topic 260, “Earnings Per Share,” provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has both participating and non-participating non-vested stock awards outstanding. Only those non-vested stock awards issued with rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The dilutive effect of non-participating non-vested stock is calculated using the treasury stock method and is reflected in the weighted average common shares used to calculate diluted EPS.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$230,311	$1,719	$120	$231,910
State and political subdivisions	59,335	2,264	1	61,598
Mortgage-backed securities:
Federal National Mortgage Association	66,994	1,409	9	68,394
Federal Home Loan Mortgage Corporation	34,344	713	—	35,057
Government National Mortgage Association	104,880	2,716	—	107,596
Collateralized mortgage obligations:
Federal National Mortgage Association	11,157	291	25	11,423
Federal Home Loan Mortgage Corporation	20,686	461	4	21,143
Government National Mortgage Association	109,487	2,060	6	111,541
Privately issued	1,429	687	—	2,116

Total collateralized mortgage obligations	142,759	3,499	35	146,223

Total mortgage-backed securities	348,977	8,337	44	357,270
Asset-backed securities	708	108	61	755

Total available for sale securities	$639,331	$12,428	$226	$651,533

Securities held to maturity:
State and political subdivisions	$27,404	$843	$—	$28,247

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$134,564	$86	$545	$134,105
State and political subdivisions	80,812	2,850	3	83,659
Mortgage-backed securities:
Federal National Mortgage Association	75,108	629	259	75,478
Federal Home Loan Mortgage Corporation	37,321	413	56	37,678
Government National Mortgage Association	110,576	97	342	110,331
Collateralized mortgage obligations:
Federal National Mortgage Association	16,274	250	94	16,430
Federal Home Loan Mortgage Corporation	20,879	504	14	21,369
Government National Mortgage Association	95,886	56	873	95,069
Privately issued	5,087	403	330	5,160

Total collateralized mortgage obligations	138,126	1,213	1,311	138,028

Total mortgage-backed securities	361,131	2,352	1,968	361,515
Asset-backed securities	1,295	171	244	1,222

Total available for sale securities	$577,802	$5,459	$2,760	$580,501

Securities held to maturity:
State and political subdivisions	$39,573	$1,056	$—	$40,629

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales of securities available for sale were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from sales	$20,140	$88,370	$33,090	$98,745
Gross realized gains	67	2,558	73	2,973
Gross realized losses	4	1,405	4	1,766
The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2010 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$40,243	$40,774
Due from one to five years	115,155	118,458
Due after five years through ten years	130,859	131,968
Due after ten years	353,074	360,333

	$639,331	$651,533

Debt securities held to maturity:
Due in one year or less	$19,768	$19,950
Due from one to five years	5,922	6,340
Due after five years through ten years	1,441	1,634
Due after ten years	273	323

	$27,404	$28,247

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$9,117	$120	$9,117	$120
State and political subdivisions	—	—	101	1	101	1
Mortgage-backed securities:
Federal National Mortgage Association	5,109	9	—	—	5,109	9
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	2,831	25	2,831	25
Federal Home Loan Mortgage Corporation	309	1	678	3	987	4
Government National Mortgage Association	2,593	6	—	—	2,593	6

Total collateralized mortgage obligations	2,902	7	3,509	28	6,411	35

Total mortgage-backed securities	8,011	16	3,509	28	11,520	44
Asset-backed securities	129	61	—	—	129	61

Total temporarily impaired securities	$8,140	$77	$12,727	$149	$20,867	$226

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
The following summarizes the amounts of OTTI recognized during the periods presented by investment category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Mortgage-backed securities — Privately issued whole loan CMOs	$—	$1,733	$—	$1,783
Other asset-backed securities — Trust preferred securities	—	—	526	—

	$—	$1,733	$526	$1,783

At June 30, 2010, the number of investment securities in an unrealized loss position totaled 24. As of June 30, 2010, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of June 30, 2010, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $18.2 million and $16.5 million as of June 30, 2010 and December 31, 2009, respectively, are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
Commercial	$208,618	$206,383
Commercial mortgage	334,043	330,748
Residential mortgage	139,112	144,636
Home equity	200,929	200,684
Consumer indirect	381,464	352,611
Other consumer	27,417	29,365

Total loans	1,291,583	1,264,427
Less: Allowance for loan losses	21,825	20,741

Total loans, net	$1,269,758	$1,243,686

Loans held for sale (included in residential mortgage), totaled $908 thousand and $421 thousand as of June 30, 2010 and December 31, 2009, respectively.
(5.) SHAREHOLDERS’ EQUITY & COMPREHENSIVE INCOME
The changes in shares of common stock outstanding were as follows for the six months ended June 30, 2010:

Shares outstanding at beginning of period	10,820,268
Restricted stock awards issued, net of forfeitures	106,346
Stock options exercised	9,613
Directors’ retainer	6,009

Shares outstanding at end of period	10,942,236

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated (in thousands):

	Six months ended June 30,
	2010			2009
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains (losses) arising during the period	$9,046	$3,499	$5,547	$(1,200)	$(465)	$(735)
Reclassification adjustments:
Realized net gains included in income	(69)	(27)	(42)	(1,207)	(467)	(740)
Impairment charges included in income	526	204	322	1,783	690	1,093

	9,503	3,676	5,827	(624)	(242)	(382)
Pension and post-retirement benefit liabilities	211	82	129	345	134	211

Other comprehensive income (loss)	$9,714	$3,758	5,956	$(279)	$(108)	(171)

Net income			10,526			5,595

Comprehensive income			$16,482			$5,424

The components of accumulated other comprehensive income (loss), net of tax, for the periods indicated were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(5,228)	$(5,357)
Net unrealized gain on securities available for sale	7,482	1,655

Accumulated other comprehensive income (loss)	$2,254	$(3,702)

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
The following is a summary of stock option activity for the six months ended June 30, 2010 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	458,734	$20.30	5.25 years
Granted	—	—
Exercised	(9,613)	13.37
Forfeited	(1,867)	18.16
Expired	(5,245)	12.75

Outstanding at end of period	442,009	20.55	4.87 years	$113
Exercisable at end of period	369,665	21.01	4.40 years	$65
During the six months ended June 30, 2010, proceeds from stock option exercises totaled $129 thousand. During the six months ended June 30, 2010, all of the shares issued in connection with stock option exercises were issued from available treasury stock.
The Company awarded grants of 99,340 restricted shares to certain members of management during the six months ended June 30, 2010. The weighted average market price of the restricted shares on the date of grant was $12.20. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending December 31, 2010. The share-based payment awards granted to management in 2010 do not have rights to dividends or dividend equivalents. During the six months ended June 30, 2010 the Company granted 7,200 restricted shares to directors, of which 3,600 shares vested immediately and 3,600 shares will vest after completion of a one-year service requirement. The market price of the restricted shares on the date of grant was $16.20. The director awards were granted with nonforfeitable rights to dividends.
The following is a summary of restricted stock award activity for the six months ended June 30, 2010:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	77,772	$15.05
Granted	106,540	12.47
Released	(12,200)	16.90
Forfeited	(194)	13.21

Outstanding at end of period	171,918	$13.32

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6.) SHARE-BASED COMPENSATION PLANS (Continued)
The Company amortizes the expense related to restricted stock awards over the requisite service period. Share-based compensation expense is included in the consolidated statements of income under salaries and employee benefits for awards granted to management and in other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income is as follows for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options:
Management Stock Incentive Plan	$24	$48	$50	$122
Director Stock Incentive Plan	11	12	22	23

	35	60	72	145
Restricted stock awards:
Management Stock Incentive Plan	212	140	382	302
Director Stock Incentive Plan	74	68	88	68

	286	208	470	370

Total share-based compensation	$321	$268	$542	$515

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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$408	$422	$816	$844
Interest cost on projected benefit obligation	484	456	967	913
Expected return on plan assets	(611)	(462)	(1,222)	(924)
Amortization of unrecognized prior service cost	3	3	6	6
Amortization of unrecognized loss	114	182	229	364

Net periodic pension cost	$398	$601	$796	$1,203

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) FAIR VALUE MEASUREMENTS (Continued)
Assets Measured at Fair Value on a Recurring Basis
Assets measured and recorded at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2010:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$231,910	$—	$231,910
State and political subdivisions	—	61,598	—	61,598
Mortgage-backed securities	—	357,270	—	357,270
Asset-backed securities:
Trust preferred securities	—	—	646	646
Other	—	109	—	109

	$—	$650,887	$646	$651,533

December 31, 2009:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,105	$—	$134,105
State and political subdivisions	—	83,659	—	83,659
Mortgage-backed securities	—	361,515	—	361,515
Asset-backed securities:
Trust preferred securities	—	—	1,015	1,015
Other	—	207	—	207

	$—	$579,486	$1,015	$580,501

There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2010.
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010, is as follows (in thousands):

Securities available for sale (Level 3), beginning of year	$1,015
Transfers into Level 3	—
Capitalized interest	200
Principal paydowns and amortization of premiums	—
Coupon payments applied to principal	(61)
Total gains (losses) (realized/unrealized):
Included in earnings	(526)
Included in other comprehensive income	18

Securities available for sale (Level 3), end of period	$646

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.) FAIR VALUE MEASUREMENTS (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of June 30, 2010, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale are carried at the lower of cost or fair value. As of June 30, 2010, a valuation allowance against loans held for sale was not necessary as fair value exceeded cost. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights (“MSR”) are carried at the lower of cost or fair value. Recent declines in mortgage interest rates have led to an increase in the estimated prepayment speed of the Company’s sold loan portfolio with servicing retained, causing a decrease in the fair value of the Company’s MSR during the first six months of 2010. As a result of this decrease, the Company increased its corresponding valuation allowance by $94 thousand during the six months ended June 30, 2010. A valuation allowance of $279 thousand existed as of June 30, 2010. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
Certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $6.8 million were reduced by specific valuation allowance allocations totaling $3.2 million to a total reported fair value of $3.6 million. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the six month period ended June 30, 2010.
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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at June 30, 2010 and December 31, 2009 may not necessarily represent the underlying fair value of the Company.
The estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$43,419	$43,419	$42,959	$42,959
Securities available for sale	651,533	651,533	580,501	580,501
Securities held to maturity	27,404	28,247	39,573	40,629
Loans (including loans held for sale)	1,269,758	1,336,090	1,243,686	1,290,557
Company owned life insurance	25,451	25,451	24,867	24,867
Accrued interest receivable	8,018	8,018	7,386	7,386
FHLB and FRB stock	7,253	7,253	7,185	7,185

Financial liabilities:
Demand, savings and money market deposits	1,099,493	1,099,493	1,056,604	1,056,604
Time deposits	722,452	729,010	686,351	692,429
Short-term borrowings	46,886	46,886	59,543	59,543
Long-term borrowings (excluding junior subordinated debentures)	30,066	30,432	30,145	30,886
Junior subordinated debentures	16,702	10,885	16,702	10,741
Accrued interest payable	7,560	7,560	7,576	7,576

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
•
legislation or regulatory changes which adversely affect the Company’s operations or business, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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
IMPACT OF RECENT LEGISLATION
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raises the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Company’s management is reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
Summary of Performance
Net income was $5.2 million for the second quarter of 2010 compared to $2.6 million for the second quarter of 2009. Net income available to common shareholders for the second quarter of 2010 was $4.3 million, or $0.39 per diluted share, compared with $1.7 million, or $0.16 per diluted share, for the second quarter of last year. Return on average equity was 10.04% and return on average assets was 0.97% for the second quarter of 2010 compared to 5.48% and 0.52%, respectively, for the second quarter of 2009. Net income for the six months ended June 30, 2010 totaled $10.5 million compared to $5.6 million for the same period in 2009. For the first six months of 2010 net income available to common shareholders was $8.7 million, or $0.80 per diluted share, compared with $3.8 million, or $0.35 per diluted share, for the first six months of 2009. Return on average equity was 10.35% and return on average assets was 0.99% for the six months ended June 30, 2010 compared to 5.88% and 0.57%, respectively, for the same period in 2009.
Net income increased $2.6 million, or 98%, for the second quarter of 2010, compared to the same period in 2009, and increased $4.9 million, or 88%, for the six months ended June 30, 2010 compared to the same period in 2009. The $2.6 million increase for the second quarter of 2010 was primarily the result of an increase of $2.0 million in net interest income, a $451 thousand increase in noninterest income and a $1.6 million decrease in noninterest expense, offset by a $1.5 million increase in income tax expense. There were no other-than-temporary impairment charges during the second quarter of 2010. Noninterest income for the second quarter of 2009 included $1.7 million of other-than-temporary impairment charges on privately issued whole loan collateralized mortgage obligations. The increase in net income during the six months ended June 30, 2010 was driven by a $4.0 million increase in net interest income, a $1.5 million decrease in the provision for loan losses and a $2.9 million decrease in noninterest expense, offset by a $3.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed in the sections that follow.
Net Interest Income and Net Interest Margin
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
The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income per consolidated statements of income	$24,202	$23,302	$48,026	$46,395
Adjustment to fully taxable equivalent basis	465	751	972	1,561

Interest income adjusted to a fully taxable equivalent basis	24,667	24,053	48,998	47,956
Interest expense	4,526	5,657	9,098	11,423

Net interest income on a taxable equivalent basis	$20,141	$18,396	$39,900	$36,533

MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income on a taxable equivalent basis for the second quarter of 2010 was $20.1 million, an increase of $1.7 million or 9% versus the same quarter last year. The increase in taxable equivalent net interest income was attributable to both a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.5 million to taxable equivalent net interest income) and a favorable rate variance (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $288 thousand).
The net interest margin for the second quarter of 2010 was 4.09%, 8 basis points higher than 4.01% for the same quarter in 2009. This comparable period increase was a function of a 14 basis point increase in interest rate spread, partially offset by a 6 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The improvement in interest rate spread was a net result of a 37 basis point decrease in the cost of interest-bearing liabilities and a 23 basis point decrease in the yield on earning assets.
The yield on earning assets was 5.01% for the second quarter of 2010, 23 basis points lower than the comparable quarter last year, attributable principally to the yield on investment securities (down 72 basis points, to 3.44%). The yield on loans decreased 11 basis points to 5.88%, also impacted by the lower rate environment.
The rate on interest-bearing liabilities of 1.13% for the second quarter of 2010 was 37 basis points lower than the same quarter in 2009. Rates on interest-bearing deposits were down 39 basis points to 0.98%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances. The cost of short-term borrowings increased 8 basis points to 0.79%, while the cost of long-term funding increased modestly by 1 basis point.
Average interest-earning assets were $1.972 billion for the second quarter of 2010, an increase of $133.6 million or 7% from the comparable quarter last year, with average loans up $79.8 million and average securities up $98.4 million. The growth in average loans was comprised of increases in retail loans (up $68.5 million, primarily indirect loans) and commercial loans (up $41.2 million), while residential mortgages decreased (down $29.9 million).
Average interest-bearing liabilities of $1.612 billion in the second quarter of 2010 were $98.1 million or 6% higher than the second quarter of 2009. On average, interest-bearing deposits grew $87.1 million (primarily attributable to $85.6 million higher retail deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $38.6 million. Average wholesale funding balances increased $11.0 million between the second quarter periods, primarily due to higher short-term borrowings.
Net interest income on a taxable equivalent basis for the first six months of 2010 was $39.9 million, an increase of $3.4 million or 9% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $3.3 million to taxable equivalent net interest income) and to a lesser degree, a favorable rate variance (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $56 thousand).
The net interest margin for the first six months of 2010 was 4.11%, 6 basis points higher than 4.05% for the same period last year. This comparable period increase was a function of an 11 basis point increase in interest rate spread, partially offset by a 5 basis point lower contribution from net free funds. The improvement in interest rate spread was a net result of a 39 basis point decrease in the cost of interest-bearing liabilities and a 28 basis point decrease in the yield on earning assets.
The yield on earning assets was 5.04% for the first six months of 2010, 28 basis points lower than the same period last year, attributable principally to the yield on investment securities (down 90 basis points, to 3.45%). The yield on loans decreased 8 basis points to 5.93%.
The rate on interest-bearing liabilities of 1.15% for the first six months of 2010 was 39 basis points lower than the same period in 2009. Rates on interest-bearing deposits were down 40 basis points to 1.01%. The cost of short-term borrowings increased 4 basis points to 0.72%, while the cost of long-term funding increased modestly by 2 basis points.
Average interest-earning assets were $1.954 billion for the first six months of 2010, an increase of $140.8 million or 8% from the comparable period last year, with average loans up $100.0 million and average securities up $77.8 million. The growth in average loans was comprised of increases in retail loans (up $80.4 million, primarily indirect loans) and commercial loans (up $51.2 million), while residential mortgages decreased (down $31.6 million).
Average interest-bearing liabilities of $1.595 billion in the first six months of 2010 were $102.4 million or 7% higher than the first six months of 2009. On average, interest-bearing deposits grew $85.2 million (primarily attributable to $78.1 million higher retail deposits), while noninterest-bearing demand deposits were up $35.1 million. Average wholesale funding balances increased $17.2 million between the first six months of 2010 and the same period in 2009, primarily due to higher short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$4,479	$3	0.20%	$49,105	$26	0.21%
Investment securities (1):
Taxable	585,300	4,584	3.13	420,952	3,970	3.77
Tax-exempt (2)	106,862	1,366	5.11	172,788	2,210	5.11

Total investment securities	692,162	5,950	3.44	593,740	6,180	4.16
Loans:
Commercial	208,327	2,500	4.81	203,286	2,343	4.62
Commercial mortgage	334,253	5,137	6.16	298,090	4,747	6.39
Residential mortgage	140,946	2,032	5.77	170,865	2,548	5.97
Home equity	199,865	2,277	4.57	191,291	2,191	4.59
Consumer indirect	364,801	6,069	6.67	301,112	5,240	6.98
Other consumer	27,060	699	10.37	30,831	778	10.12

Total loans	1,275,252	18,714	5.88	1,195,475	17,847	5.99

Total interest-earning assets	1,971,893	24,667	5.01	1,838,320	24,053	5.24

Allowance for loan losses	(21,052)			(20,272)
Other noninterest-earning assets	208,071			194,289

Total assets	$2,158,912			$2,012,337

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$386,703	$179	0.19%	$366,985	$186	0.20%
Savings and money market	420,774	294	0.28	392,355	263	0.27
Certificates of deposit	715,168	3,257	1.83	676,221	4,439	2.63

Total interest-bearing deposits	1,522,645	3,730	0.98	1,435,561	4,888	1.37
Short-term borrowings	42,946	85	0.79	31,903	56	0.71
Long-term borrowings	46,807	711	6.09	46,860	713	6.08

Total borrowings	89,753	796	3.55	78,763	769	3.91

Total interest-bearing liabilities	1,612,398	4,526	1.13	1,514,324	5,657	1.50

Noninterest-bearing demand deposits	324,790			286,155
Other noninterest-bearing liabilities	14,053			19,412
Shareholders’ equity	207,671			192,446

Total liabilities and shareholders’ equity	$2,158,912			$2,012,337

Net interest income (tax-equivalent)		$20,141			$18,396

Interest rate spread			3.88%			3.74%

Net earning assets	$359,495			$323,996

Net interest margin (tax-equivalent)			4.09%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.30%			121.40%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$9,395	$10	0.20%	$46,376	$53	0.23%
Investment securities (1):
Taxable	563,723	8,797	3.12	417,267	8,403	4.03
Tax-exempt (2)	111,542	2,859	5.13	180,182	4,594	5.10

Total investment securities	675,265	11,656	3.45	597,449	12,997	4.35
Loans:
Commercial	206,626	4,964	4.84	194,379	4,506	4.67
Commercial mortgage	333,918	10,113	6.11	294,940	9,304	6.36
Residential mortgage	142,355	4,254	5.98	173,986	5,237	6.02
Home equity	199,884	4,554	4.59	190,315	4,498	4.77
Consumer indirect	358,823	12,035	6.76	284,329	9,799	6.95
Other consumer	27,599	1,412	10.32	31,261	1,562	10.07

Total loans	1,269,205	37,332	5.93	1,169,210	34,906	6.01

Total interest-earning assets	1,953,865	48,998	5.04	1,813,035	47,956	5.32

Allowance for loan losses	(21,036)			(19,738)
Other noninterest-earning assets	202,852			194,888

Total assets	$2,135,681			$1,988,185

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$389,783	$368	0.19%	$363,745	$410	0.23%
Savings and money market	411,088	570	0.28	382,104	514	0.27
Certificates of deposit	702,297	6,576	1.89	672,153	8,979	2.69

Total interest-bearing deposits	1,503,168	7,514	1.01	1,418,002	9,903	1.41
Short-term borrowings	45,441	163	0.72	28,105	94	0.68
Long-term borrowings	46,827	1,421	6.09	46,979	1,426	6.07

Total borrowings	92,268	1,584	3.45	75,084	1,520	4.05

Total interest-bearing liabilities	1,595,436	9,098	1.15	1,493,086	11,423	1.54

Noninterest-bearing demand deposits	319,040			283,935
Other noninterest-bearing liabilities	16,090			19,245
Shareholders’ equity	205,115			191,919

Total liabilities and shareholders’ equity	$2,135,681			$1,988,185

Net interest income (tax-equivalent)		$39,900			$36,533

Interest rate spread			3.89%			3.78%

Net earning assets	$358,429			$319,949

Net interest margin (tax-equivalent)			4.11%			4.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.47%			121.43%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(3)
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2010 vs. 2009			June 30, 2010 vs. 2009
	Increase/ (Decrease)			Increase/ (Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$(29)	$6	$(23)	$(39)	$(4)	$(43)
Investment securities:
Taxable	1,367	(753)	614	2,544	(2,150)	394
Tax-exempt	(843)	(1)	(844)	(1,759)	24	(1,735)

Total investment securities	524	(754)	(230)	785	(2,126)	(1,341)
Loans:
Commercial	59	98	157	290	168	458
Commercial mortgage	560	(170)	390	1,192	(383)	809
Residential mortgage	(433)	(83)	(516)	(945)	(38)	(983)
Home equity	98	(12)	86	221	(165)	56
Consumer indirect	1,068	(239)	829	2,505	(269)	2,236
Other consumer	(97)	18	(79)	(186)	36	(150)

Total loans	1,255	(388)	867	3,077	(651)	2,426

Total interest-earning assets	1,750	(1,136)	614	3,823	(2,781)	1,042

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	10	(17)	(7)	28	(70)	(42)
Savings and money market	20	11	31	40	16	56
Certificates of deposit	243	(1,425)	(1,182)	387	(2,790)	(2,403)

Total interest-bearing deposits	273	(1,431)	(1,158)	455	(2,844)	(2,389)
Short-term borrowings	21	8	29	62	7	69
Long-term borrowings	(1)	(1)	(2)	(5)	—	(5)

Total borrowings	20	7	27	57	7	64

Total interest-bearing liabilities	293	(1,424)	(1,131)	512	(2,837)	(2,325)

Change in net interest income	$1,457	$288	$1,745	$3,311	$56	$3,367

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $2.1 million and $2.5 million for the three and six month periods ended June 30, 2010, compared with provisions of $2.1 million and $4.0 million for the corresponding periods in 2009, respectively. See “Allowance for Loan Losses” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Noninterest income:
Service charges on deposits	$2,502	$2,517	$4,732	$4,837
ATM and debit card	1,054	908	1,988	1,719
Broker-dealer fees and commissions	359	234	739	503
Company owned life insurance	282	275	551	535
Loan servicing	140	470	420	727
Net gain on sale of loans held for sale	115	246	177	416
Net gain on investment securities	63	1,153	69	1,207
Impairment charges on investment securities	—	(1,733)	(526)	(1,783)
Net gain on sale and disposal of other assets	—	—	2	158
Other	451	445	897	887

Total noninterest income	$4,966	$4,515	$9,049	$9,206

Noninterest income, excluding net gains and impairment charges on investment securities, decreased $192 thousand or 4% for the three months ended June 30, 2010 as compared to 2009. Mortgage banking income (defined as loan servicing and net gain on sale of loans held for sale) decreased $461 thousand as a result of lower secondary mortgage production experienced during the second quarter of 2010 and a $110 thousand impairment charge on capitalized mortgage servicing assets that resulted from an increase in prepayment assumptions used to value those assets. ATM and debit card income was up $146 thousand or 16% from the second quarter of 2009 primarily due to an increase in the number of cardholders and an increase in customer transactions. Broker-dealer fees and commissions were up $125 thousand or 53% from the second quarter of 2009, mainly due to increased sales volume.
The Company recognized $63 thousand in net gains on investment securities in the three months ended June 30, 2010 as compared to $580 thousand of net losses in the same period of 2009. The investment security net gains for the second quarter of 2010 are the result of gains on the disposal of securities, as there were no other-than-temporary impairment charges during the second quarter of 2010. The $580 thousand of investment security net losses in the same period of 2009 resulted from $1.7 million of other-than-temporary impairment charges on privately issued whole loan collateralized mortgage obligations, partly offset by $1.2 million of net gains on the sale of securities.
Noninterest income, excluding net gains and impairment charges on investment securities, decreased $276 thousand or 3% in the six months ended June 30, 2010 as compared to the same 2009 period. Service charges on deposits decreased $105 thousand due primarily to lower nonsufficient funds fees due to changing customer behavior patterns. Mortgage banking income decreased $546 thousand as a result of lower secondary mortgage production experienced during the first six months of 2010, coupled with a $93 thousand write-down on capitalized mortgage servicing assets. ATM and debit card income was up $269 thousand or 16% when comparing the fist six months of 2010 to the same period in 2009, primarily due to an increase in the number of cardholders and customer transactions. Broker-dealer fees and commissions were up $236 thousand or 47% in the six months ended June 30, 2010 as compared to the same 2009 period, mainly due to increased sales volume.
The Company recognized $457 thousand in net losses on investment securities in the six months ended June 30, 2010 as compared to $576 thousand of net losses in the same period of 2009. The investment security net losses for the six months ended June 30, 2010 resulted from other-than-temporary impairment charges of $526 thousand incurred during the first quarter of 2010, partly offset by $69 thousand of gains on the disposal of securities. The $576 thousand of investment security losses in the same period of 2009 are a result of $1.8 million of other-than-temporary impairment charges, partly offset by $1.2 million of gains on the sale of securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Noninterest expense:
Salaries and employee benefits	$8,044	$8,437	$16,291	$17,168
Occupancy and equipment	2,670	2,683	5,441	5,559
FDIC assessments	634	1,593	1,236	2,273
Computer and data processing	615	562	1,186	1,179
Professional services	478	591	1,084	1,440
Supplies and postage	431	476	876	941
Advertising and promotions	352	249	539	423
Other	1,646	1,849	2,955	3,535

Total noninterest expense	$14,870	$16,440	$29,608	$32,518

Noninterest expense decreased by $1.6 million or 10% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Salaries and employee benefits expense decreased $393 thousand or 5% primarily attributable to lower incentive compensation and pension benefit costs, coupled with lower full-time equivalent staff levels. FDIC assessments were down $959 thousand or 60% from the second quarter of 2009, due primarily to a one-time special assessment of $923 thousand incurred in the second quarter of 2009, a result of changes in FDIC deposit insurance coverage and changes in premiums mandated by the FDIC to replenish deposit insurance reserves. Professional services decreased $113 thousand or 19% from 2009, as the Company incurred lower expenses associated with loan workouts and consulting services during the second quarter of 2010. Other noninterest expense was $1.6 million for 2010, a decrease of $203 thousand or 11% from the second quarter of 2009. The second quarter of 2009 included $73 thousand in amortization expense on core deposit intangibles versus none in the second quarter of 2010, as well as declines in miscellaneous other expense categories given the efforts to control discretionary expense.
Noninterest expense decreased by $2.9 million or 9% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Salaries and employee benefits expense decreased $877 thousand or 5% primarily attributable to lower incentive compensation and pension benefit costs and decreased full-time equivalent staff levels. FDIC assessments were down $1.0 million or 46% from the first six months of 2010, due primarily to a one-time special assessment of $923 thousand incurred in the second quarter of 2009. Professional services decreased $356 thousand or 25% from 2009. The Company incurred lower expenses associated with loan workouts and consulting services during the first half of 2010. Other noninterest expense was $3.0 million for the first six months of 2010, a decrease of $580 thousand or 16% from comparable period of 2009. The 2009 amount included $150 thousand in amortization expense on core deposit intangibles versus none during 2010, as well as declines in miscellaneous other expense categories.
The efficiency ratio for the second quarter of 2010 was 59.16% compared with 69.49% for the second quarter of 2009, and 59.73% for the six months ended June 30, 2010, compared to 69.60% for the same period a year ago. The 2010 efficiency ratios, compared to 2009, reflect lower levels of noninterest expense. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
The Company recorded income tax expense of $2.5 million in the second quarter of 2010, compared to income tax expense of $1.0 million in the second quarter of 2009. For the six month period ended June 30, 2010, income tax expense totaled $5.3 million compared to $2.1 million in the same period of 2009. These changes were due in part to increases of $4.0 million and $8.2 million in pre-tax income for the three and six month periods of 2010, respectively, compared to the prior year. The effective tax rates recorded for 2010 on a quarter-to-date and year-to-date basis were 32.2% and 33.6%, respectively, in comparison to the June 30, 2009 quarter-to-date and year-to-date effective tax rates of 27.6% and 27.0%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
INVESTING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$230,311	$231,910	$134,564	$134,105
State and political subdivisions	59,335	61,598	80,812	83,659
Mortgage-backed securities:
Agency mortgage-backed securities	347,548	355,154	356,044	356,355
Non-Agency mortgage-backed securities	1,429	2,116	5,087	5,160
Asset-backed securities	708	755	1,295	1,222

Total available for sale securities	639,331	651,533	577,802	580,501
Securities held to maturity:
State and political subdivisions	27,404	28,247	39,573	40,629

Total investment securities	$666,735	$679,780	$617,375	$621,130

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
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	June 30, 2010		December 31, 2009
	Unrealized	Percent	Unrealized	Percent
	Loss	of Total	Loss	of Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$120	53.1%	$545	19.8%
State and political subdivisions	1	0.4	3	0.1
Mortgage-backed securities:
Agency mortgage-backed securities	44	19.5	1,638	59.3
Non-Agency mortgage-backed securities	—	—	330	12.0
Asset-backed securities	61	27.0	244	8.8

Total investment securities	$226	100.0%	$2,760	100.0%

There were no unrealized losses in held to maturity securities at June 30, 2010 or December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of June 30, 2010, there were 7 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. These were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $9.2 million and unrealized losses of $120 thousand. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
State and Political Subdivisions. At June 30, 2010, the state and political subdivisions portfolio (“municipals”) totaled $89.0 million, of which $61.6 million was classified as available for sale. As of that date, $27.4 million was classified as held to maturity, with a fair value of $28.2 million. As of June 30, 2010, there were 2 municipals that were in an unrealized loss position. These securities had an aggregate amortized cost of $102 thousand and unrealized losses of $1 thousand.
Agency Mortgage-backed Securities. At June 30, 2010, with the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies (“Agency MBS”), primarily FNMA and the FHLMC. The contractual cash flows of the Company’s Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Given the high credit quality inherent in Agency MBS, the Company does not consider any of the unrealized losses as of June 30, 2010, on such MBS to be credit related. As a result of its analyses, the Company determined at June 30, 2010 that the unrealized losses on its Agency MBS are temporary. As of June 30, 2010, the Company did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. The Company’s non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $2.1 million and net unrealized gains of $687 thousand at June 30, 2010. As of that date, each of the 3 non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. To date, the Company has recognized aggregate OTTI charges due to reasons of credit quality of $6.0 million against these securities, all of which was recorded prior to 2010.
During the second quarter of 2010 the Company realized a net loss of $4 thousand on the sale of a non-Agency MBS with an amortized cost of $3.3 million.
Asset-backed Securities (“ABS”). As of June 30, 2010, the carrying value of the ABS portfolio totaled $755 thousand and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.
During the first quarter of 2010, the Company recognized OTTI charges totaling $526 thousand against four of these ABS. Since the second quarter of 2008, the Company has written down each of the securities in the ABS portfolio, resulting in OTTI charges totaling $32.8 million through June 30, 2010. The Company expects to recover the remaining carrying value of $755 thousand on the securities, which represents the Company’s maximum exposure to future OTTI charges on the current ABS portfolio. As of June 30, 2010, each of the securities in the ABS portfolio was rated below investment grade. There were 7 ABS securities in a loss position with an aggregate amortized cost of $190 thousand and unrealized losses totaling $61 thousand as of June 30, 2010. Each of these securities has been in a loss position for less than 12 months.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Company has assessed the ultimate recoverability of its FHLB stock and believes no impairment currently exists. The Company’s ownership of FHLB stock, which totaled $3.4 million at June 30, 2010, is included in other assets and recorded at cost.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million at June 30, 2010, is included in other assets and recorded at cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	Loan Portfolio Composition
	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial	$208,618	16.1%	$206,383	16.3%
Commercial mortgage	334,043	25.9	330,748	26.2
Residential mortgage	139,112	10.8	144,636	11.4
Home equity	200,929	15.6	200,684	15.9
Consumer indirect	381,464	29.5	352,611	27.9
Other consumer	27,417	2.1	29,365	2.3

Total loans	1,291,583	100.0%	1,264,427	100.0%

Less: Allowance for loan losses	21,825		20,741

Total loans, net	$1,269,758		$1,243,686

Total loans increased $27.2 million to $1.292 billion as of June 30, 2010 from $1.264 billion as of December 31, 2009.
Commercial and commercial mortgages combined increased $5.6 million to $542.7 million as of June 30, 2010 from $537.1 million as of December 31, 2009, a result of the Company’s continued focus on commercial business development programs.
Residential mortgage loans decreased $5.5 million to $139.1 million as of June 30, 2010 in comparison to $144.6 million as of December 31, 2009. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased $28.9 million to $381.5 million as of June 30, 2010, from $352.6 million as of December 31, 2009. During the first six months of 2010 the Company originated $90.9 million in indirect auto loans with a mix of approximately 31% new auto and 69% used auto. This compares with $109.2 million in indirect loan auto originations with a mix of approximately 32% new auto and 68% used auto for the same period in 2009.
Loans Held for Sale
Loans held for sale (included in residential mortgage), totaled $908 thousand and $421 thousand as of June 30, 2010 and December 31, 2009, respectively.
The Company sells certain qualifying newly originated residential mortgages to the secondary market. Residential mortgages serviced for others totaled $338.8 million and $349.8 million as of June 30, 2010 and December 31, 2009, respectively, and are not included in the consolidated statements of financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands):

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance as of beginning of period	$20,586	$19,657	$20,741	$18,749
Charge-offs:
Commercial	121	573	190	675
Commercial mortgage	164	63	209	155
Residential mortgage	42	117	54	171
Home equity	41	12	88	134
Consumer indirect	932	714	2,160	1,582
Other consumer	176	215	388	477

Total charge-offs	1,476	1,694	3,089	3,194
Recoveries:
Commercial	92	114	184	233
Commercial mortgage	18	36	450	79
Residential mortgage	12	5	16	8
Home equity	25	11	27	14
Consumer indirect	359	289	699	465
Other consumer	104	108	274	266

Total recoveries	610	563	1,650	1,065

Net charge-offs	866	1,131	1,439	2,129
Provision for loan losses	2,105	2,088	2,523	3,994

Balance at end of period	$21,825	$20,614	$21,825	$20,614

Net loan charge-offs to average loans (annualized)	0.27%	0.38%	0.23%	0.37%
Allowance for loan losses to total loans	1.69%	1.69%	1.69%	1.69%
Allowance for loan losses to non-performing loans	192%	217%	192%	217%
The following table sets forth additional information regarding net charge-offs (in thousands):

	Loss Rate(1) by Loan Type
	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Net	Loss	Net	Loss	Net	Loss	Net	Loss
	Charge-offs	Rate	Charge-offs	Rate	Charge-offs	Rate	Charge-offs	Rate
Commercial	$29	0.06%	$459	0.91%	$6	0.01%	$442	0.46%
Commercial mortgage	146	0.18	27	0.04	(241)	(0.15)	76	0.05
Residential mortgage	30	0.09	112	0.26	38	0.05	163	0.19
Home equity	16	0.03	1	0.00	61	0.06	120	0.13
Consumer indirect	573	0.63	425	0.57	1,461	0.82	1,117	0.79
Other consumer	72	1.07	107	1.39	114	0.83	211	1.36

	$866	0.27%	$1,131	0.38%	$1,439	0.23%	$2,129	0.37%

(1)	Represents the ratios of net charge-offs to average loans, annualized.
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of June 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There were provisions for loan losses of $2.1 million and $2.5 million for the three and six month periods ended June 30, 2010, compared with provisions of $2.1 million and $4.0 million for the corresponding periods in 2009, respectively. Net charge-offs decreased by $265 thousand and $690 thousand when comparing the three and six month periods of 2010 to the prior year, respectively. The decrease in net charge-offs in 2010 related principally to commercial loans.
Non-Performing Assets and Potential Problem Loans
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (in thousands).

	Delinquent and Non-Performing Assets
	June 30,	December 31,	June 30,
	2010	2009	2009
Nonaccrual loans:
Commercial	$5,889	$650	$4,177
Commercial mortgage	1,380	2,288	1,634
Residential mortgage	2,480	2,376	2,658
Home equity	1,072	880	628
Consumer indirect	464	621	373
Other consumer	19	7	26

Total nonaccrual loans	11,304	6,822	9,496
Accruing loans 90 days or more delinquent	61	1,859	2

Total non-performing loans	11,365	8,681	9,498
Foreclosed assets	500	746	1,046
Non-performing investment securities	646	1,015	3,175

Total non-performing assets	$12,511	$10,442	$13,719

Non-performing loans to total loans	0.88%	0.69%	0.78%
Non-performing assets to total assets	0.58%	0.51%	0.69%
Non-performing loans at June 30, 2010 were $11.4 million, an increase of $2.7 million from the $8.7 million balance at December 31, 2009. The increase in non-performing loans was largely attributable to the addition of a $5.0 million participation interest in one commercial loan. Despite being current with respect to principal and interest at June 30, 2010, the borrower is experiencing significant financial difficulty and may not be able to repay its outstanding debt. A $2.5 million specific reserve was allocated to this credit in the second quarter of 2010. During the first quarter of 2010 the Company collected substantially all of a $1.9 million commercial relationship included in accruing loans past due 90 days or more at December 31, 2009.
Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at June 30, 2010 were $12.5 million, an increase of $2.1 million from the $10.4 million balance at December 31, 2009.
Foreclosed assets consist of real property properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed assets are carried at the lower of cost or fair market value, less selling costs. Foreclosed asset holdings represented 10 properties totaling $500 thousand at June 30, 2010 and 14 properties totaling $746 thousand at December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-performing investment securities for which the Company has stopped accruing interest were $646 thousand at June 30, 2010, a decrease of $369 thousand from the $1.0 million balance at December 31, 2009. The decrease in non-performing investment securities reflects net losses, both realized and unrealized, in the Company’s asset backed securities portfolio.
The following table summarizes the Company’s over 60-day delinquent loans by type, excluding nonaccrual loans. The percentage of loans represents the balance of loans delinquent over 60 days as a ratio of total loans outstanding for that loan type (dollars in thousands).

	Loans Over 60-day Delinquent
	June 30,		December 31,		June 30,
	2010		2009		2009
		% of		% of		% of
	Balance	Loans	Balance	Loans	Balance	Loans
Commercial	$314	0.15%	$78	0.04%	$—	—%
Commercial mortgage	327	0.10	2,103	0.64	274	0.09
Residential mortgage	—	—	—	—	5	0.00
Home equity	38	0.02	54	0.03	65	0.03
Consumer indirect	45	0.01	110	0.03	103	0.03
Other consumer	5	0.02	8	0.03	11	0.04

	$729	0.06%	$2,353	0.19%	$458	0.04%

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $12.8 million and $18.4 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2010 and December 31, 2009, respectively.
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
Information regarding the activity in nonaccrual loans for the three and six months ended June 30, 2010 is as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010
Nonaccrual loans, beginning of period	$6,685	$6,822
Additions	7,927	11,028
Payments	(1,833)	(3,264)
Charge-offs	(1,365)	(2,852)
Returned to accruing status	(110)	(360)
Transferred to other real estate or repossessed assets	—	(70)

Nonaccrual loans, end of period	$11,304	$11,304

MANAGEMENT’S DISCUSSION AND ANALYSIS
FUNDING ACTIVITIES
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of June 30, 2010, total deposits were $1.822 billion, an increase of $79.0 million in comparison to $1.743 billion as of December 31, 2009.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.443 billion and $1.387 billion as of June 30, 2010 and December 31, 2009, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of June 30, 2010, total public deposits were $378.5 million in comparison to $355.9 million as of December 31, 2009. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets and overnight lines of credit to accommodate the seasonality associated with public deposits.
Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, as well as amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $30.1 million as of June 30, 2010 and December 31, 2009. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $61 million of immediate credit capacity with FHLB as of June 30, 2010. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company had approximately $305 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, of which none was outstanding at June 30, 2010. The FRB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. During the first quarter, the Company repaid $9.4 million of Federal funds purchased and a $15.0 million advance from the Federal Reserve’s Term Auction Facility that were outstanding at December 31, 2009.
The Company also has Federal funds lines available from various commercial banks. There were $7.3 million in advances outstanding on these lines of credit as of June 30, 2010. The Company had approximately $87 million of unused credit capacity on these lines as of June 30, 2010. The Company also utilizes short-term retail repurchase agreements with customers as a source of funds. These short-term repurchase agreements amounted to $39.6 million and $35.1 million as of June 30, 2010 and December 31, 2009, respectively.
The following table summarizes the Company’s borrowings as of June 30, 2010 (in thousands):

Federal funds purchased	$7,300
Customer repurchase agreements	39,586
FHLB borrowings	30,066
Trust preferred subordinated debentures	16,702

Total borrowings	$93,654

Equity Activities
Total shareholders’ equity amounted to $211.7 million as of June 30, 2010, an increase of $13.4 million from $198.3 million as of December 31, 2009. The increase in shareholders’ equity through the first six months ended June 30, 2010 resulted primarily from $16.5 million in comprehensive income, partially offset by $3.8 million in accrued and declared dividends.
The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the New York State Banking Department (“NYSBD”). At June 30, 2010, the Bank’s regulatory capital ratios exceeded all regulatory requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The objective of maintaining adequate liquidity is to assure the ability of the Company to meet its financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the servicing and repayment of debt and preferred equity obligations, the ability to fund new and existing loan commitments, to take advantage of new business opportunities and to satisfy other operating requirements. The Company achieves and manages liquidity by maintaining a strong base of core customer funds, maturing short-term assets, its ability to sell securities, lines of credit, and access to the financial and capital markets.
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
The Company’s cash and cash equivalents were $43.4 million as of June 30, 2010, relatively unchanged from December 31, 2009. The Company’s net cash provided by operating activities totaled $18.2 million. Net cash used in investing activities totaled $80.3 million, which included cash outflows of $28.2 million for net loan originations and $51.3 million from investment securities transactions. Net cash provided by financing activities of $62.5 million was attributed to a $79.0 million increase in deposits, offset against a $12.7 million decrease in net borrowings and $3.8 million in dividend payments.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
The Company’s and the Bank’s actual and required regulatory capital ratios as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Tier 1 leverage:
Company	$177,649	8.45%	$84,132	4.00%	$105,164	5.00%
Bank (FSB)	160,723	7.66	83,931	4.00	104,914	5.00

Tier 1 capital (to risk-weighted assets):
Company	177,649	12.73	55,805	4.00	83,707	6.00
Bank (FSB)	160,723	11.58	55,531	4.00	83,296	6.00

Total risk-based capital (to risk-weighted assets):
Company	195,142	13.99	111,609	8.00	139,512	10.00
Bank (FSB)	178,132	12.83	111,061	8.00	138,827	10.00

December 31, 2009:
Tier 1 leverage:
Company	$163,613	7.96%	$82,188	4.00%	$102,735	5.00%
Bank (FSB)	154,316	7.53	82,018	4.00	102,522	5.00

Tier 1 capital (to risk-weighted assets):
Company	163,613	11.95	54,746	4.00	82,119	6.00
Bank (FSB)	154,316	11.33	54,475	4.00	81,712	6.00

Total risk-based capital (to risk-weighted assets):
Company	180,766	13.21	109,492	8.00	136,865	10.00
Bank (FSB)	171,385	12.58	108,949	8.00	136,186	10.00
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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey Peter G. Humphrey President and Chief Executive Officer (Principal Executive Officer)	, August 3, 2010

/s/ Karl F. Krebs Karl F. Krebs	, August 3, 2010
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)