Form 10-Q
period 2010-09-30
FINANCIAL INSTITUTIONS INC
filed 2010-11-02
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26481

(Exact name of registrant as specified in its charter)

NEW YORK	16-0816610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 LIBERTY STREET, WARSAW, NEW YORK (Address of principal executive offices)	14569 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 10,931,456 shares of Common Stock, $0.01 par value, outstanding as of October 28, 2010.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$73,354	$42,874
Federal funds sold and interest-bearing deposits in other banks	94	85

Total cash and cash equivalents	73,448	42,959
Securities available for sale, at fair value	687,955	580,501
Securities held to maturity, at amortized cost (fair value of $32,555 and $40,629, respectively)	31,669	39,573
Loans	1,326,381	1,264,427
Less: Allowance for loan losses	19,732	20,741

Loans, net	1,306,649	1,243,686
Company owned life insurance	25,722	24,867
Premises and equipment, net	33,516	34,783
Goodwill	37,369	37,369
Other assets	53,203	58,651

Total assets	$2,249,531	$2,062,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$345,257	$324,303
Interest-bearing demand	398,682	363,698
Savings and money market	439,615	368,603
Certificates of deposit	762,843	686,351

Total deposits	1,946,397	1,742,955
Short-term borrowings	39,968	59,543
Long-term borrowings	26,768	46,847
Other liabilities	20,209	14,750

Total liabilities	2,033,342	1,864,095

Shareholders’ equity:
Series A 3% Preferred Stock, $100 par value, 1,533 shares authorized and issued	153	153
Series A Preferred Stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference of $37,515; net of $1,398 and $1,672 discount, respectively	36,117	35,843
Series B-1 8.48% Preferred Stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,692	53,418
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	25,837	26,940
Retained earnings	141,518	131,371
Accumulated other comprehensive income (loss)	2,802	(3,702)
Treasury stock, at cost — 416,666 and 527,854 shares, respectively	(7,773)	(9,846)

Total shareholders’ equity	216,189	198,294

Total liabilities and shareholders’ equity	$2,249,531	$2,062,389

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$19,069	$18,712	$56,401	$53,618
Interest and dividends on investment securities	5,117	4,965	15,801	16,401
Other interest income	—	20	10	73

Total interest income	24,186	23,697	72,212	70,092

Interest expense:
Deposits	3,739	4,826	11,253	14,729
Short-term borrowings	107	77	270	171
Long-term borrowings	547	716	1,968	2,142

Total interest expense	4,393	5,619	13,491	17,042

Net interest income	19,793	18,078	58,721	53,050
Provision for loan losses	2,184	2,620	4,707	6,614

Net interest income after provision for loan losses	17,609	15,458	54,014	46,436

Noninterest income:
Service charges on deposits	2,528	2,643	7,260	7,480
ATM and debit card	1,046	920	3,034	2,639
Broker-dealer fees and commissions	263	238	1,002	741
Company owned life insurance	271	271	822	806
Loan servicing	267	304	687	1,031
Net gain on sale of loans held for sale	197	129	374	545
Net gain on investment securities	70	1,721	139	2,928
Impairment charges on investment securities	—	(2,318)	(526)	(4,101)
Net (loss) gain on other assets	(188)	19	(186)	177
Other	677	479	1,574	1,366

Total noninterest income	5,131	4,406	14,180	13,612

Noninterest expense:
Salaries and employee benefits	8,131	8,253	24,422	25,421
Occupancy and equipment	2,736	2,730	8,177	8,289
FDIC assessments	629	753	1,865	3,026
Computer and data processing	552	578	1,738	1,757
Professional services	534	532	1,618	1,972
Supplies and postage	442	473	1,318	1,414
Advertising and promotions	338	227	877	650
Other	1,574	1,596	4,529	5,131

Total noninterest expense	14,936	15,142	44,544	47,660

Income before income taxes	7,804	4,722	23,650	12,388
Income tax expense	2,141	1,313	7,461	3,384

Net income	$5,663	$3,409	$16,189	$9,004

Preferred stock dividends, net of amortization	932	927	2,792	2,770

Net income applicable to common shareholders	$4,731	$2,482	$13,397	$6,234

Earnings per common share (Note 2):
Basic	$0.44	$0.23	$1.24	$0.58
Diluted	$0.43	$0.23	$1.23	$0.57
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2010

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands, except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2010	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Comprehensive income:
Net income	—	—	—	16,189	—	—	16,189
Other comprehensive income, net of tax	—	—	—	—	6,504	—	6,504
Total comprehensive income							22,693
Purchase of treasury stock						(69)	(69)
Share-based compensation plans:
Share-based compensation expense	—	—	807	—	—	—	807
Stock options exercised	—	—	(52)	—	—	187	135
Restricted stock awards issued, net	—	—	(1,843)	—	—	1,843	—
Directors’ retainer	—	—	(15)	—	—	112	97
Accrued undeclared cumulative dividend on Series A Preferred Stock, net of amortization	274	—	—	(274)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series A Preferred-$187.50 per share	—	—	—	(1,407)	—	—	(1,407)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,108)	—	—	(1,108)
Common-$0.30 per share	—	—	—	(3,250)	—	—	(3,250)

Balance at September 30, 2010	$53,692	$113	$25,837	$141,518	$2,802	$(7,773)	$216,189

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$16,189	$9,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,672	3,067
Net amortization of premiums and discounts on investment securities	1,671	1,792
Provision for loan losses	4,707	6,614
Share-based compensation expense	807	690
Deferred income tax expense	1,179	5,562
Proceeds from sale of loans held for sale	26,245	76,704
Originations of loans held for sale	(28,994)	(76,178)
Increase in company owned life insurance	(822)	(806)
Net gain on investment securities	(139)	(2,928)
Impairment charge on investment securities	526	4,101
Net gain on sale of loans held for sale	(374)	(545)
Net (loss) gain on other assets	186	(177)
Decrease (increase) in other assets	389	(5,095)
Increase in other liabilities	1,398	1,562

Net cash provided by operating activities	25,640	23,367

Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(346,773)	(451,137)
Held to maturity	(16,747)	(22,350)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	163,962	243,439
Held to maturity	24,210	36,512
Proceeds from sale of securities available for sale	88,090	127,142
Net loan originations	(64,683)	(159,750)
Purchase of company owned life insurance	(33)	(34)
Proceeds from sales of other assets	509	1,577
Purchase of premises and equipment	(1,774)	(1,439)

Net cash used in investing activities	(153,239)	(226,040)

Cash flows from financing activities:
Net increase in deposits	203,442	163,915
Net (decrease) increase in short-term borrowings	(19,575)	49,800
Repayment of long-term borrowings	(20,079)	(507)
Purchase of common shares	(69)	—
Issuance of preferred and common shares	—	(68)
Stock options exercised	135	15
Cash dividends paid to preferred shareholders	(2,518)	(2,320)
Cash dividends paid to common shareholders	(3,248)	(3,243)

Net cash provided by financing activities	158,088	207,592

Net increase in cash and cash equivalents	30,489	4,919
Cash and cash equivalents, beginning of period	42,959	55,187

Cash and cash equivalents, end of period	$73,448	$60,106

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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Nine months ended
	September 30,
	2010	2009
Cash payments (receipts):
Interest	$13,826	$15,338
Income taxes	7,020	(1,312)

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$136	$903
Accrued and declared unpaid dividends	1,694	1,692
Increase in net unsettled security transactions	4,059	16,795
Loans securitized	—	15,983

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
FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) was amended to require some new disclosures and clarify some existing disclosure requirements about fair value measurement. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements were adopted by the Company during the current year, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this amendment that were adopted during the current period, the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements. The Company believes that the adoption of the remaining portion of this amendment will not have a significant impact on the Company’s consolidated financial statements.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2.) EARNINGS PER COMMON SHARE
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income applicable to common shareholders	$4,731	$2,482	$13,397	$6,234
Less: Earnings allocated to participating securities	27	18	86	52

Earnings allocated to common shares outstanding	$4,704	$2,464	$13,311	$6,182

Weighted average common shares used to calculate basic EPS	10,778	10,738	10,762	10,726
Add: Effect of common stock equivalents	92	41	62	38

Weighted average common shares used to calculate diluted EPS	10,870	10,779	10,824	10,764

Earnings per common share:
Basic	$0.44	$0.23	$1.24	$0.58
Diluted	$0.43	$0.23	$1.23	$0.57

Shares subject to the following securities, outstanding as of September 30 of the respective year, were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	390	553	412	528
Restricted stock awards	—	—	1	14
Warrant	—	378	124	378

	390	931	537	920

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$161,283	$1,807	$61	$163,029
State and political subdivisions	82,817	2,164	6	84,975

Mortgage-backed securities:
Federal National Mortgage Association	87,269	1,829	102	88,996
Federal Home Loan Mortgage Corporation	92,180	738	173	92,745
Government National Mortgage Association	106,773	3,362	48	110,087
Collateralized mortgage obligations:
Federal National Mortgage Association	10,137	316	11	10,442
Federal Home Loan Mortgage Corporation	18,221	429	1	18,649
Government National Mortgage Association	114,388	2,324	110	116,602
Privately issued	1,236	479	—	1,715

Total collateralized mortgage obligations	143,982	3,548	122	147,408

Total mortgage-backed securities	430,204	9,477	445	439,236
Asset-backed securities	661	111	57	715

Total available for sale securities	$674,965	$13,559	$569	$687,955

Securities held to maturity:
State and political subdivisions	$31,669	$886	$—	$32,555

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$134,564	$86	$545	$134,105
State and political subdivisions	80,812	2,850	3	83,659

Mortgage-backed securities:
Federal National Mortgage Association	75,108	629	259	75,478
Federal Home Loan Mortgage Corporation	37,321	413	56	37,678
Government National Mortgage Association	110,576	97	342	110,331
Collateralized mortgage obligations:
Federal National Mortgage Association	16,274	250	94	16,430
Federal Home Loan Mortgage Corporation	20,879	504	14	21,369
Government National Mortgage Association	95,886	56	873	95,069
Privately issued	5,087	403	330	5,160

Total collateralized mortgage obligations	138,126	1,213	1,311	138,028

Total mortgage-backed securities	361,131	2,352	1,968	361,515
Asset-backed securities	1,295	171	244	1,222

Total available for sale securities	$577,802	$5,459	$2,760	$580,501

Securities held to maturity:
State and political subdivisions	$39,573	$1,056	$—	$40,629

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales and calls of securities available for sale on which the Company recognized a gain or loss were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from sales and calls	$55,000	$45,878	$88,090	$144,623
Gross realized gains	70	1,887	143	4,860
Gross realized losses	—	166	4	1,932
The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2010 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$32,103	$32,551
Due from one to five years	110,218	113,378
Due after five years through ten years	216,851	217,783
Due after ten years	315,793	324,243

	$674,965	$687,955

Debt securities held to maturity:
Due in one year or less	$24,652	$24,823
Due from one to five years	5,680	6,134
Due after five years through ten years	1,106	1,311
Due after ten years	231	287

	$31,669	$32,555

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$16,286	$21	$9,059	$40	$25,345	$61
State and political subdivisions	1,717	6	—	—	1,717	6

Mortgage-backed securities:
Federal National Mortgage Association	28,329	102	—	—	28,329	102
Federal Home Loan Mortgage Corporation	54,866	173	—	—	54,866	173
Government National Mortgage Association	5,167	48	—	—	5,167	48
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	2,568	11	2,568	11
Federal Home Loan Mortgage Corporation	—	—	614	1	614	1
Government National Mortgage Association	14,400	110	—	—	14,400	110

Total collateralized mortgage obligations	14,400	110	3,182	12	17,582	122

Total mortgage-backed securities	102,762	433	3,182	12	105,944	445
Asset-backed securities	196	57	—	—	196	57

Total temporarily impaired securities	$120,961	$517	$12,241	$52	$133,202	$569

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
The following summarizes the amounts of OTTI recognized during the periods presented by investment category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Mortgage-backed securities — Privately issued whole loan CMOs	$—	$126	$—	$1,859
Other asset-backed securities — Trust preferred securities	—	2,192	526	2,242

	$—	$2,318	$526	$4,101

At September 30, 2010, the number of investment securities in an unrealized loss position totaled 52. As of September 30, 2010, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates and terms over the yields and terms available at the time the underlying securities were purchased or, for securities determined to have been other-than-temporarily impaired, from the time impairment charges were last recognized and the securities were written down. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of September 30, 2010, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
Loans outstanding, including net unearned income and net deferred fees and costs of $20.1 million and $16.5 million as of September 30, 2010 and December 31, 2009, respectively, are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
Commercial business	$206,137	$206,383
Commercial mortgage	340,307	330,748
Residential mortgage	137,376	144,636
Home equity	204,583	200,684
Consumer indirect	411,237	352,611
Other consumer	26,741	29,365

Total loans	1,326,381	1,264,427
Less: Allowance for loan losses	19,732	20,741

Total loans, net	$1,306,649	$1,243,686

Loans held for sale (included in residential mortgage), totaled $3.5 million and $421 thousand as of September 30, 2010 and December 31, 2009, respectively.
(5.) SHAREHOLDERS’ EQUITY & COMPREHENSIVE INCOME
The changes in shares of common stock outstanding were as follows for the nine months ended September 30, 2010:

Shares outstanding at beginning of period	10,820,268
Restricted stock awards issued, net of forfeitures	98,824
Stock options exercised	10,013
Directors’ retainer	6,009
Treasury stock purchases	(3,658)

Shares outstanding at end of period	10,931,456

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated (in thousands):

	Nine months ended September 30,
	2010			2009
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains arising during the period	$9,904	$3,831	$6,073	$972	$376	$596
Reclassification adjustments:
Realized net gains included in income	(139)	(54)	(85)	(2,928)	(1,133)	(1,795)
Impairment charges included in income	526	204	322	4,101	1,587	2,514

	10,291	3,981	6,310	2,145	830	1,315
Pension and post-retirement benefit liabilities	316	122	194	517	200	317

Other comprehensive income	$10,607	$4,103	6,504	$2,662	$1,030	1,632

Net income			16,189			9,004

Comprehensive income			$22,693			$10,636

The components of accumulated other comprehensive income (loss), net of tax, for the periods indicated were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(5,163)	$(5,357)
Net unrealized gain on securities available for sale	7,965	1,655

Accumulated other comprehensive income (loss)	$2,802	$(3,702)

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
The following is a summary of stock option activity for the nine months ended September 30, 2010 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	458,734	$20.30	5.25 years
Granted	—	—
Exercised	(10,013)	13.47
Forfeited	(1,867)	18.16
Expired	(17,880)	18.32

Outstanding at end of period	428,974	20.55	4.6 years	$105
Exercisable at end of period	392,921	20.82	4.3 years	$74
During the nine months ended September 30, 2010, proceeds from stock option exercises totaled $135 thousand. During the nine months ended September 30, 2010, all of the shares issued in connection with stock option exercises were issued from available treasury stock.
The Company awarded grants of 99,340 restricted shares to certain members of management during the nine months ended September 30, 2010. The weighted average market price of the restricted shares on the date of grant was $12.20. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending December 31, 2010. The share-based payment awards granted to management in 2010 do not have rights to dividends or dividend equivalents. During the nine months ended September 30, 2010 the Company granted 7,200 restricted shares to directors, of which 3,600 shares vested immediately and 3,600 shares will vest after completion of a one-year service requirement. The market price of the restricted shares on the date of grant was $16.20. The director awards were granted with nonforfeitable rights to dividends.
The following is a summary of restricted stock award activity for the nine months ended September 30, 2010:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	77,772	$15.05
Granted	106,540	12.47
Released	(26,300)	18.24
Forfeited	(7,716)	13.64

Outstanding at end of period	150,296	$12.74

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options:
Management Stock Incentive Plan	$46	$57	$96	$179
Director Stock Incentive Plan	10	11	32	34

	56	68	128	213

Restricted stock awards:
Management Stock Incentive Plan	194	92	576	394
Director Stock Incentive Plan	15	15	103	83

	209	107	679	477

Total share-based compensation expense	$265	$175	$807	$690

(7.) EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System (the “System”), a multiple employer defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$408	$423	$1,224	$1,267
Interest cost on projected benefit obligation	483	456	1,450	1,369
Expected return on plan assets	(611)	(462)	(1,833)	(1,386)
Amortization of unrecognized prior service cost	3	3	9	9
Amortization of unrecognized loss	115	182	344	546

Net periodic pension cost	$398	$602	$1,194	$1,805

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. In December 2009, the Company contributed $3.5 million to the pension plan for fiscal year 2010, which exceeds the minimum required contribution of $1.5 million.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8.)	COMMITMENTS AND CONTINGENCIES
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
The off-balance sheet commitments consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Commitments to extend credit	$338,581	$316,688
Standby letters of credit	5,100	6,887
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
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. As of September 30, 2010 and December 31, 2009, the total notional amount of these derivatives held by the Company amounted to $32.6 million and $9.4 million, respectively. The fair value of these derivatives in a gain position were recorded as other assets, while the fair value of these derivatives in a loss position were recorded as other liabilities in the consolidated statements of financial condition.
(9.) FAIR VALUE MEASUREMENTS
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

Assets Measured at Fair Value on a Recurring Basis
Assets measured and recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
September 30, 2010:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$163,029	$—	$163,029
State and political subdivisions	—	84,975	—	84,975
Mortgage-backed securities	—	439,236	—	439,236
Asset-backed securities:
Trust preferred securities	—	—	648	648
Other	—	67	—	67

	$—	$687,307	$648	$687,955

December 31, 2009:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,105	$—	$134,105
State and political subdivisions	—	83,659	—	83,659
Mortgage-backed securities	—	361,515	—	361,515
Asset-backed securities:
Trust preferred securities	—	—	1,015	1,015
Other	—	207	—	207

	$—	$579,486	$1,015	$580,501

There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2010.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010, is as follows (in thousands):

Securities available for sale (Level 3), beginning of year	$1,015
Transfers into Level 3	—
Capitalized interest	284
Principal paydowns and amortization of premiums	—
Coupon payments applied to principal	(108)
Total losses (realized/unrealized):
Included in earnings	(526)
Included in other comprehensive income	(17)

Securities available for sale (Level 3), end of period	$648

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Examples of these nonrecurring uses of fair value include: loans held for sale, mortgage servicing assets and collateral dependent impaired loans. As of September 30, 2010, the Company had no liabilities measured at fair value on a nonrecurring basis.
Loans held for sale are carried at the lower of cost or fair value. As of September 30, 2010, a valuation allowance against loans held for sale was not necessary as fair value exceeded cost. Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.
Mortgage servicing rights (“MSR”) are carried at the lower of cost or fair value. Recent declines in mortgage interest rates have led to an increase in the estimated prepayment speed of the Company’s sold loan portfolio with servicing retained, causing a decrease in the fair value of the Company’s MSR during the first nine months of 2010. As a result of this decrease, the Company increased its corresponding valuation allowance by $91 thousand during the nine months ended September 30, 2010. A valuation allowance of $276 thousand existed as of September 30, 2010. The mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.
Certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2.4 million were reduced by specific valuation allowance allocations totaling $733 thousand to a total reported fair value of $1.7 million. The collateral dependent impaired loans are a Level 2 fair measurement, as fair value is determined based upon estimates of the fair value of the collateral underlying the impaired loans typically using appraisals of comparable property or valuation guides.
Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There were no nonfinancial assets or nonfinancial liabilities measured at fair value during the nine month period ended September 30, 2010.
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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at September 30, 2010 and December 31, 2009 may not necessarily represent the underlying fair value of the Company.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$73,448	$73,448	$42,959	$42,959
Securities available for sale	687,955	687,955	580,501	580,501
Securities held to maturity	31,669	32,555	39,573	40,629
Loans (including loans held for sale)	1,306,649	1,382,013	1,243,686	1,290,557
Accrued interest receivable	8,081	8,081	7,386	7,386
FHLB and FRB stock	6,353	6,353	7,185	7,185

Financial liabilities:
Demand, savings and money market deposits	1,183,554	1,183,554	1,056,604	1,056,604
Time deposits	762,843	765,703	686,351	692,429
Short-term borrowings	39,968	39,968	59,543	59,543
Long-term borrowings (excluding junior subordinated debentures)	10,066	10,328	30,145	30,886
Junior subordinated debentures	16,702	10,933	16,702	10,741
Accrued interest payable	7,240	7,240	7,576	7,576
(10.) SUBSEQUENT EVENTS
In October 2010 the Company began experiencing an increase in the number of customers reporting third party fraudulent debit card usage. The Company is currently evaluating those reports and has taken actions to limit its exposure to the fraudulent activity. The Company is also assessing its exposure to losses and the remedies that may by available. As of November 1, 2010 the Company estimates a pre-tax loss of approximately $750 thousand to $850 thousand that is expected to be recognized in the fourth quarter of 2010 in connection with this activity. Any recoveries or other remedies received would be separate from the above amount and would be recorded when received. However, given the inherent uncertainties of this matter, the actual amount incurred related to these fraudulent transactions could be materially different from this estimate.

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

•
the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements to be adopted by the Basel Committee on Banking Supervision (the “Basel Committee”) and U.S. regulators;

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
IMPACT OF RECENT LEGISLATION
The impact from the implementation of recent legislative and regulatory initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in particular, has not been fully realized. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raises the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The future impact of the many provisions in the Dodd-Frank Act and other legislative and regulatory initiatives on the Company’s business and results of operations will depend upon regulatory interpretation and rulemaking that will be undertaken over the next several months and years.
In September 2010, the Basel Committee announced proposed new requirements related to capital and liquidity. See the “Liquidity and Capital Resources” section for further discussion on the proposed new requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
Summary of Performance
Net income was $5.7 million for the third quarter of 2010 compared to $3.4 million for the third quarter of 2009. Net income available to common shareholders for the third quarter of 2010 was $4.7 million, or $0.43 per diluted share, compared with $2.5 million, or $0.23 per diluted share, for the third quarter of last year. Return on average equity was 10.40% and return on average assets was 1.04% for the third quarter of 2010 compared to 6.93% and 0.66%, respectively, for the third quarter of 2009. Net income for the nine months ended September 30, 2010 totaled $16.2 million compared to $9.0 million for the same period in 2009. For the first nine months of 2010 net income available to common shareholders was $13.4 million, or $1.23 per diluted share, compared with $6.2 million, or $0.57 per diluted share, for the first nine months of 2009. Return on average equity was 10.37% and return on average assets was 1.01% for the nine months ended September 30, 2010 compared to 6.24% and 0.60%, respectively, for the same period in 2009.
Net income increased $2.3 million, or 66%, for the third quarter of 2010, compared to the same period in 2009, and increased $7.2 million, or 80%, for the nine months ended September 30, 2010 compared to the same period in 2009. The $2.3 million increase for the third quarter of 2010 was primarily the result of an increase of $1.7 million in net interest income and a $436 thousand decrease in the provision for loan losses. The increase in net income during the nine months ended September 30, 2010 was driven by increases of $5.7 million and $568 thousand in net interest income and noninterest income, respectively, and decreases of $1.9 million and $3.1 million in the provision for loan losses and noninterest expense, respectively. These improvements were offset by a $4.1 million increase in income tax expense.
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
The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income per consolidated statements of income	$24,186	$23,697	$72,212	$70,092
Adjustment to fully taxable equivalent basis	395	591	1,367	2,152

Interest income adjusted to a fully taxable equivalent basis	24,581	24,288	73,579	72,244
Interest expense	4,393	5,619	13,491	17,042

Net interest income on a taxable equivalent basis	$20,188	$18,669	$60,088	$55,202

MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income on a taxable equivalent basis for the third quarter of 2010 was $20.2 million, an increase of $1.5 million or 8% versus the same quarter last year. The increase in taxable equivalent net interest income was attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.6 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $54 thousand).
The net interest margin for the third quarter of 2010 was 4.06%, 7 basis points higher than 3.99% for the same quarter in 2009. This comparable period increase was a function of a 13 basis point increase in interest rate spread, partially offset by a 6 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The improvement in interest rate spread was a net result of a 37 basis point decrease in the cost of interest-bearing liabilities and a 24 basis point decrease in the yield on earning assets.
The yield on earning assets was 4.95% for the third quarter of 2010, 24 basis points lower than the comparable quarter last year, attributable principally to the yield on investment securities (down 49 basis points, to 3.30%). The yield on loans decreased 22 basis points to 5.79%, also impacted by the lower rate environment.
The rate on interest-bearing liabilities of 1.09% for the third quarter of 2010 was 37 basis points lower than the same quarter in 2009. Rates on interest-bearing deposits were down 36 basis points to 0.98%, reflecting the lower rate environment, yet moderated by product-focused pricing to increase balances. The cost of borrowed funds decreased 22 basis points to 3.12%, mainly due to the repayment of $20.0 million in long-term borrowings during the quarter.
Average interest-earning assets were $1.977 billion for the third quarter of 2010, an increase of $114.1 million or 6% from the comparable quarter last year, with average securities up $82.3 million and average loans up $70.8 million. The growth in average loans was comprised of increases in retail loans (up $65.8 million, primarily indirect loans) and commercial loans (up $17.4 million), while residential mortgages decreased (down $12.4 million).
Average interest-bearing liabilities of $1.596 billion in the third quarter of 2010 were $71.8 million or 5% higher than the third quarter of 2009. On average, interest-bearing deposits grew $82.8 million (primarily attributable to $82.3 million higher retail deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $37.9 million. Average wholesale funding balances decreased $11.0 million between the third quarter periods, primarily due to the repayment of long-term borrowings during the third quarter of 2010.
Net interest income on a taxable equivalent basis for the first nine months of 2010 was $60.1 million, an increase of $4.9 million or 9% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $4.8 million to taxable equivalent net interest income) and to a lesser degree, a favorable rate variance (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $78 thousand).
The net interest margin for the first nine months of 2010 was 4.09%, 6 basis points higher than 4.03% for the same period last year. This comparable period increase was a function of a 12 basis point increase in interest rate spread, partially offset by a 6 basis point lower contribution from net free funds. The improvement in interest rate spread was a net result of a 38 basis point decrease in the cost of interest-bearing liabilities and a 26 basis point decrease in the yield on earning assets.
The yield on earning assets was 5.01% for the first nine months of 2010, 26 basis points lower than the same period last year, attributable principally to the yield on investment securities (down 77 basis points, to 3.40%). The yield on loans decreased 13 basis points to 5.88%.
The rate on interest-bearing liabilities of 1.13% for the first nine months of 2010 was 38 basis points lower than the same period in 2009. Rates on interest-bearing deposits were down 38 basis points to 1.00%. The cost of borrowed funds decreased 44 basis points to 3.34%, primarily due to the repayment of long-term borrowings.
Average interest-earning assets were $1.962 billion for the first nine months of 2010, an increase of $131.8 million or 7% from the comparable period last year, with average loans up $90.2 million and average securities up $79.3 million. The growth in average loans was comprised of increases in retail loans (up $75.5 million, primarily indirect loans) and commercial loans (up $39.8 million), while residential mortgages decreased (down $25.1 million).
Average interest-bearing liabilities of $1.596 billion in the first nine months of 2010 were $92.1 million or 6% higher than the first nine months of 2009. On average, interest-bearing deposits grew $84.4 million (primarily attributable to $79.5 million higher retail deposits), while noninterest-bearing demand deposits were up $36.0 million. Average wholesale funding balances increased $7.7 million between the first nine months of 2010 and the same period in 2009, primarily due to higher short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$842	$—	0.23%	$39,945	$20	0.20%
Investment securities (1):
Taxable	576,031	4,349	3.02	450,266	3,819	3.39
Tax-exempt (2)	92,144	1,163	5.05	135,564	1,737	5.13

Total investment securities	668,175	5,512	3.30	585,830	5,556	3.79
Loans:
Commercial business	206,071	2,474	4.76	216,235	2,538	4.66
Commercial mortgage	337,992	5,069	5.95	310,476	4,872	6.23
Residential mortgage	137,451	1,992	5.80	149,815	2,288	6.11
Home equity	202,621	2,307	4.52	195,601	2,294	4.65
Consumer indirect	397,161	6,535	6.53	334,123	5,938	7.05
Other consumer	26,541	692	10.34	30,754	782	10.09

Total loans	1,307,837	19,069	5.79	1,237,004	18,712	6.01

Total interest-earning assets	1,976,854	24,581	4.95	1,862,779	24,288	5.19

Allowance for loan losses	(21,317)			(20,893)
Other noninterest-earning assets	208,096			198,144

Total assets	$2,163,633			$2,040,030

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$360,947	$164	0.18%	$361,147	$174	0.19%
Savings and money market	402,601	274	0.27	369,562	271	0.29
Certificates of deposit	749,021	3,301	1.75	699,011	4,381	2.49

Total interest-bearing deposits	1,512,569	3,739	0.98	1,429,720	4,826	1.34
Short-term borrowings	55,562	107	0.77	47,794	77	0.64
Long-term borrowings	28,072	547	7.77	46,848	716	6.09

Total borrowings	83,634	654	3.12	94,642	793	3.34

Total interest-bearing liabilities	1,596,203	4,393	1.09	1,524,362	5,619	1.46

Noninterest-bearing demand deposits	336,591			298,723
Other noninterest-bearing liabilities	14,755			21,925
Shareholders’ equity	216,084			195,020

Total liabilities and shareholders’ equity	$2,163,633			$2,040,030

Net interest income (tax-equivalent)		$20,188			$18,669

Interest rate spread			3.86%			3.73%

Net earning assets	$380,651			$338,417

Net interest margin (tax-equivalent)			4.06%			3.99%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.85%			122.20%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$6,513	$10	0.21%	$44,209	$73	0.22%
Investment securities (1):
Taxable	567,871	13,146	3.09	428,387	12,222	3.80
Tax-exempt (2)	105,005	4,022	5.11	165,146	6,331	5.11

Total investment securities	672,876	17,168	3.40	593,533	18,553	4.17
Loans:
Commercial business	206,439	7,438	4.82	201,744	7,044	4.67
Commercial mortgage	335,291	15,182	6.05	300,175	14,176	6.31
Residential mortgage	140,702	6,246	5.92	165,841	7,525	6.05
Home equity	200,806	6,861	4.57	192,097	6,792	4.73
Consumer indirect	371,743	18,570	6.68	301,110	15,737	6.99
Other consumer	27,243	2,104	10.33	31,090	2,344	10.08

Total loans	1,282,224	56,401	5.88	1,192,057	53,618	6.01

Total interest-earning assets	1,961,613	73,579	5.01	1,829,799	72,244	5.27

Allowance for loan losses	(21,131)			(20,128)
Other noninterest-earning assets	204,619			195,985

Total assets	$2,145,101			$2,005,656

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$380,065	$532	0.19%	$362,870	$584	0.22%
Savings and money market	408,228	844	0.28	377,877	785	0.28
Certificates of deposit	718,043	9,877	1.84	681,204	13,360	2.62

Total interest-bearing deposits	1,506,336	11,253	1.00	1,421,951	14,729	1.38
Short-term borrowings	48,852	270	0.74	34,740	171	0.66
Long-term borrowings	40,506	1,968	6.48	46,935	2,142	6.09

Total borrowings	89,358	2,238	3.34	81,675	2,313	3.78

Total interest-bearing liabilities	1,595,694	13,491	1.13	1,503,626	17,042	1.51

Noninterest-bearing demand deposits	324,955			288,918
Other noninterest-bearing liabilities	15,641			20,148
Shareholders’ equity	208,811			192,964

Total liabilities and shareholders’ equity	$2,145,101			$2,005,656

Net interest income (tax-equivalent)		$60,088			$55,202

Interest rate spread			3.88%			3.76%

Net earning assets	$365,919			$326,173

Net interest margin (tax-equivalent)			4.09%			4.03%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.93%			121.69%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(3)
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2010 vs. 2009			September 30, 2010 vs. 2009
	Increase/ (Decrease)			Increase/ (Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Federal funds sold and interest-earning deposits	$(10)	$(10)	$(20)	$(58)	$(5)	$(63)
Investment securities:
Taxable	983	(453)	530	3,504	(2,580)	924
Tax-exempt	(548)	(26)	(574)	(2,304)	(5)	(2,309)

Total investment securities	435	(479)	(44)	1,200	(2,585)	(1,385)
Loans:
Commercial business	(121)	57	(64)	166	228	394
Commercial mortgage	419	(222)	197	1,608	(602)	1,006
Residential mortgage	(183)	(113)	(296)	(1,119)	(160)	(1,279)
Home equity	81	(68)	13	302	(233)	69
Consumer indirect	1,060	(463)	597	3,554	(721)	2,833
Other consumer	(110)	20	(90)	(296)	56	(240)

Total loans	1,146	(789)	357	4,215	(1,432)	2,783

Total interest-earning assets	1,571	(1,278)	293	5,357	(4,022)	1,335

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	—	(10)	(10)	27	(79)	(52)
Savings and money market	23	(20)	3	63	(4)	59
Certificates of deposit	295	(1,375)	(1,080)	689	(4,172)	(3,483)

Total interest-bearing deposits	318	(1,405)	(1,087)	779	(4,255)	(3,476)
Short-term borrowings	14	16	30	76	23	99
Long-term borrowings	(334)	165	(169)	(306)	132	(174)

Total borrowings	(320)	181	(139)	(230)	155	(75)

Total interest-bearing liabilities	(2)	(1,224)	(1,226)	549	(4,100)	(3,551)

Change in net interest income	$1,573	$(54)	$1,519	$4,808	$78	$4,886

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $2.2 million and $4.7 million for the three and nine month periods ended September 30, 2010, compared with provisions of $2.6 million and $6.6 million for the corresponding periods in 2009, respectively. See “Allowance for Loan Losses” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Noninterest income:
Service charges on deposits	$2,528	$2,643	$7,260	$7,480
ATM and debit card	1,046	920	3,034	2,639
Broker-dealer fees and commissions	263	238	1,002	741
Company owned life insurance	271	271	822	806
Loan servicing	267	304	687	1,031
Net gain on sale of loans held for sale	197	129	374	545
Net gain on investment securities	70	1,721	139	2,928
Impairment charges on investment securities	—	(2,318)	(526)	(4,101)
Net (loss) gain on other assets	(188)	19	(186)	177
Other	677	479	1,574	1,366

Total noninterest income	$5,131	$4,406	$14,180	$13,612

Noninterest income, excluding net gains and impairment charges on investment securities, increased $58 thousand for the three months ended September 30, 2010 as compared to 2009. Service charges on deposits decreased $115 thousand due primarily to lower nonsufficient funds fees. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions, commonly referred to as “Reg-E”. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Company implemented the provisions of Reg-E in the third quarter of 2010. Mortgage banking income (defined as loan servicing and net gain on sale of loans held for sale) increased $31 thousand as a result of higher secondary mortgage production during the third quarter of 2010. ATM and debit card income was up $126 thousand or 14% from the third quarter of 2009 primarily due to an increase in the number of cardholders and an increase in customer transactions. Broker-dealer fees and commissions were up $25 thousand or 11% from the third quarter of 2009, mainly due to increased sales volume.
The Company recognized $70 thousand in net gains on investment securities in the three months ended September 30, 2010 as compared to $597 thousand of net losses in the same period of 2009. The investment security net gains for the third quarter of 2010 are the result of gains on the disposal of securities, as there were no other-than-temporary impairment charges during the third quarter of 2010. The $597 thousand of investment security net losses in the same period of 2009 resulted from other-than-temporary impairment charges totaling $2.3 million on pooled trust preferred securities and a privately issued whole loan collateralized mortgage obligation, partly offset by $1.7 million of net gains on the sale of securities.
Noninterest income, excluding net gains and impairment charges on investment securities, decreased $218 thousand for the nine months ended September 30, 2010 as compared to the same 2009 period. Service charges on deposits decreased $220 thousand due primarily to lower nonsufficient funds fees due to changing customer behavior patterns and the implementation of the new Reg-E provisions. Mortgage banking income decreased $515 thousand as a result of lower secondary mortgage production experienced during the first half of 2010, coupled with a decrease in loan servicing income. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and write-downs on capitalized mortgage servicing assets. ATM and debit card income was up $395 thousand or 15% when comparing the fist nine months of 2010 to the same period in 2009, primarily due to an increase in the number of cardholders and customer transactions. Broker-dealer fees and commissions were up $261 thousand or 35% in the nine months ended September 30, 2010 as compared to the same 2009 period, mainly due to increased sales volume.
The Company recognized $387 thousand in net losses on investment securities in the nine months ended September 30, 2010 as compared to $1.2 million of net losses in the same period of 2009. The investment security net losses for the nine months ended September 30, 2010 resulted from other-than-temporary impairment charges of $526 thousand incurred during the first quarter of 2010, partly offset by $139 thousand of gains on the disposal of securities. The $1.2 million of investment security losses in the same period of 2009 are a result of $4.1 million of other-than-temporary impairment charges, partly offset by $2.9 million of gains on the sale of securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Noninterest expense:
Salaries and employee benefits	$8,131	$8,253	$24,422	$25,421
Occupancy and equipment	2,736	2,730	8,177	8,289
FDIC assessments	629	753	1,865	3,026
Computer and data processing	552	578	1,738	1,757
Professional services	534	532	1,618	1,972
Supplies and postage	442	473	1,318	1,414
Advertising and promotions	338	227	877	650
Other	1,574	1,596	4,529	5,131

Total noninterest expense	$14,936	$15,142	$44,544	$47,660

Noninterest expense decreased by $206 thousand during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. FDIC assessments were down $124 thousand or 16% from the third quarter of 2009, due primarily to a decrease in our FDIC assessment rate. The lower rate is a result of the Company’s improved financial ratios. Advertising and promotions expenses are higher in the third quarter of 2010 compared to the third quarter of 2009 due to increases in business development expenses.
Noninterest expense decreased by $3.1 million or 7% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Salaries and employee benefits expense decreased $999 thousand or 4% primarily attributable to lower incentive compensation and pension benefit costs and decreased full-time equivalent staff levels. FDIC assessments were down $1.2 million or 38% during the first nine months of 2010, due primarily to a one-time special assessment of $923 thousand incurred in the second quarter of 2009. Professional services decreased $354 thousand or 18% from 2009. The Company incurred lower expenses associated with loan workouts and consulting services during the first nine months of 2010. Other noninterest expense was $4.5 million for the first nine months of 2010, a decrease of $602 thousand or 12% from comparable period of 2009. The 2009 amount included $221 thousand in amortization expense on core deposit intangibles versus none during 2010, as well as declines in other expenses which are incidental variable costs related primarily to deposit gathering, lending and servicing our customers.
The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the third quarter of 2010 was 59.05% compared with 63.43% for the third quarter of 2009, and 59.50% for the nine months ended September 30, 2010, compared to 67.51% for the same period a year ago. The 2010 efficiency ratios, compared to 2009, reflect increased levels of net interest and noninterest income along with reduced noninterest expenses. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
The Company recorded income tax expense of $2.1 million in the third quarter of 2010 compared to income tax expense of $1.3 million in the third quarter of 2009. For the nine month period ended September 30, 2010, income tax expense totaled $7.5 million compared to $3.4 million in the same period of 2009. These changes were due in part to increases of $3.1 million and $11.3 million in pre-tax income for the three and nine month periods of 2010, respectively, compared to the prior year. Partially offsetting the increases in pre-tax income was a one-time tax benefit of $606 thousand recorded during the quarter ended September 30, 2010. Certain amendments to the New York State (“NYS”) tax law pertaining to banking corporations were enacted during the third quarter of 2010. One of the amendments conformed the NYS bad debt deduction allowed for banks to that allowed for federal income tax purposes. Accordingly, the Company adjusted its deferred tax asset and recorded the one-time tax benefit during the third quarter of 2010.
The Company’s effective tax rates were 27.4% and 31.5% for the three and nine months ended September 30, 2010, respectively, compared with 27.8% and 27.3% in the same periods last year, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
INVESTING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$161,283	$163,029	$134,564	$134,105
State and political subdivisions	82,817	84,975	80,812	83,659
Mortgage-backed securities:
Agency mortgage-backed securities	428,968	437,521	356,044	356,355
Non-Agency mortgage-backed securities	1,236	1,715	5,087	5,160
Asset-backed securities	661	715	1,295	1,222

Total available for sale securities	674,965	687,955	577,802	580,501
Securities held to maturity:
State and political subdivisions	31,669	32,555	39,573	40,629

Total investment securities	$706,634	$720,510	$617,375	$621,130

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
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	September 30, 2010		December 31, 2009
	Unrealized	Percent	Unrealized	Percent
	Loss	of Total	Loss	of Total

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$61	10.7%	$545	19.8%
State and political subdivisions	6	1.1	3	0.1
Mortgage-backed securities:
Agency mortgage-backed securities	445	78.2	1,638	59.3
Non-Agency mortgage-backed securities	—	—	330	12.0
Asset-backed securities	57	10.0	244	8.8

Total investment securities	$569	100.0%	$2,760	100.0%

There were no unrealized losses in held to maturity securities at September 30, 2010 or December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of September 30, 2010, there were 9 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, 7 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $9.1 million and unrealized losses of $40 thousand. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
State and Political Subdivisions. At September 30, 2010, the state and political subdivisions portfolio (“municipals”) totaled $116.6 million, of which $85.0 million was classified as available for sale. As of that date, $31.7 million was classified as held to maturity, with a fair value of $32.6 million. As of September 30, 2010, there were 6 municipals in an unrealized loss position, all of which were available for sale. These securities had an aggregate amortized cost of $1.7 million and unrealized losses of $6 thousand.
Agency Mortgage-backed Securities. At September 30, 2010, with the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies (“Agency MBS”), primarily FNMA and the FHLMC. The contractual cash flows of the Company’s Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. government.
Given the high credit quality inherent in Agency MBS, the Company does not consider any of the unrealized losses as of September 30, 2010, on such MBS to be credit related. As a result of its analyses, the Company determined at September 30, 2010 that the unrealized losses on its Agency MBS are temporary. As of September 30, 2010, the Company did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. The Company’s non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $1.7 million and net unrealized gains of $479 thousand at September 30, 2010. As of that date, each of the 3 non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. To date, the Company has recognized aggregate OTTI charges of $6.0 million due to reasons of credit quality against these securities, all of which was recorded prior to 2010.
Asset-backed Securities (“ABS”). As of September 30, 2010, the fair value of the ABS portfolio totaled $715 thousand and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) collateralized by preferred debt issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments on the preferred debt which collateralize the securities, the Company considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.
During the first quarter of 2010, the Company recognized OTTI charges totaling $526 thousand against four of these ABS. Since the third quarter of 2008, the Company has written down each of the securities in the ABS portfolio, resulting in aggregate OTTI charges of $32.8 million through September 30, 2010. The Company expects to recover the remaining amortized cost of $661 thousand on the securities. As of September 30, 2010, each of the securities in the ABS portfolio was rated below investment grade. There were 8 ABS in a loss position with an aggregate amortized cost of $253 thousand and unrealized losses totaling $57 thousand as of September 30, 2010. Each of these securities has been in a loss position for less than 12 months.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Company has assessed the ultimate recoverability of its FHLB stock and believes no impairment currently exists. The Company’s ownership of FHLB stock, which totaled $2.5 million at September 30, 2010, is included in other assets and recorded at cost.
As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million at September 30, 2010, is included in other assets and recorded at cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands):

	Loan Portfolio Composition
	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial business	$206,137	15.5%	$206,383	16.3%
Commercial mortgage	340,307	25.7	330,748	26.2
Residential mortgage	137,376	10.4	144,636	11.4
Home equity	204,583	15.4	200,684	15.9
Consumer indirect	411,237	31.0	352,611	27.9
Other consumer	26,741	2.0	29,365	2.3

Total loans	1,326,381	100.0%	1,264,427	100.0%

Less: Allowance for loan losses	19,732		20,741

Total loans, net	$1,306,649		$1,243,686

Total loans increased $62.0 million to $1.326 billion as of September 30, 2010 from $1.264 billion as of December 31, 2009.
Commercial loans increased $9.3 million to $546.4 million as of September 30, 2010 from $537.1 million as of December 31, 2009, a result of the Company’s continued focus on commercial business development programs.
Residential mortgage loans decreased $7.2 million to $137.4 million as of September 30, 2010 in comparison to $144.6 million as of December 31, 2009. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased $58.6 million to $411.2 million as of September 30, 2010, from $352.6 million as of December 31, 2009. The Company continues to grow its indirect lending portfolio by adding new dealer relationships in existing and new markets, including the recent expansion into New York State’s Capital district. During the first nine months of 2010 the Company originated $158.7 million in indirect auto loans with a mix of approximately 33% new auto and 67% used auto.
Loans Held for Sale
Loans held for sale (included in residential mortgage), totaled $3.5 million and $421 thousand as of September 30, 2010 and December 31, 2009, respectively.
The Company sells certain qualifying newly originated residential mortgages to the secondary market. Residential mortgages serviced for others totaled $334.2 million and $349.8 million as of September 30, 2010 and December 31, 2009, respectively, and are not included in the consolidated statements of financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Performing Loans in Past Due Status
The following table provides an aging of the Company’s past due performing loans by type as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Performing Loans in Past Due Status
			Greater		Past Due as
	30-59 Days	60-89 Days	Than 90	Total Past	% of Total
	Past Due	Past Due	Days	Due	Loan Type
September 30, 2010
Commercial business	$57	$—	$—	$57	0.03%
Commercial mortgage	—	—	—	—	0.00
Residential mortgage	542	44	—	586	0.43
Home equity	270	110	—	380	0.19
Consumer indirect	513	127	—	640	0.16
Other consumer	99	3	—	102	0.38

Total	$1,481	$284	$—	$1,765	0.13%

Past due as a percentage of total loans	0.11%	0.02%	0.00%	0.13%

December 31, 2009
Commercial business	$141	$3	$—	$144	0.07%
Commercial mortgage	212	319	—	531	0.16
Residential mortgage	1,039	—	—	1,039	0.72
Home equity	388	54	—	442	0.22
Consumer indirect	1,304	110	—	1,414	0.40
Other consumer	105	8	—	113	0.38

Total	$3,189	$494	$—	$3,683	0.29%

Past due as a percentage of total loans	0.25%	0.04%	0.00%	0.29%
Non-Performing Assets and Potential Problem Loans
The table below sets forth a summary of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial business	$801	$650
Commercial mortgage	2,519	2,288
Residential mortgage	2,378	2,376
Home equity	1,153	880
Consumer indirect	511	621
Other consumer	2	7

Total nonaccrual loans	7,364	6,822
Accruing loans 90 days or more delinquent	1	1,859

Total non-performing loans	7,365	8,681
Foreclosed assets	463	746
Non-performing investment securities	648	1,015

Total non-performing assets	$8,476	$10,442

Non-performing loans to total loans	0.56%	0.69%
Non-performing assets to total assets	0.38%	0.51%
Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at September 30, 2010 were $8.5 million, a decrease of $1.9 million from the $10.4 million balance at December 31, 2009.
Non-performing loans at September 30, 2010 were $7.4 million, a decrease of $1.3 million from the $8.7 million balance at December 31, 2009. The decrease in non-performing loans was attributable to a commercial relationship included in accruing loans past due 90 days or more at December 31, 2009 on which the Company collected substantially all of the $1.9 million balance during the first quarter of 2010. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $326 thousand at September 30, 2010. The Company had no TDRs on which it continued to accrue interest during the quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Foreclosed assets consist of real property properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 10 properties totaling $463 thousand at September 30, 2010 and 14 properties totaling $746 thousand at December 31, 2009.
Non-performing investment securities for which the Company has stopped accruing interest were $648 thousand at September 30, 2010, a decrease of $367 thousand from the $1.0 million balance at December 31, 2009. The decrease in non-performing investment securities reflects net losses, both realized and unrealized, in the Company’s asset backed securities portfolio.
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
Information regarding the activity in nonaccrual loans for the three and nine months ended September 30, 2010 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010
Nonaccrual loans, beginning of period	$11,304	$6,822
Additions	3,946	14,974
Payments	(3,041)	(6,305)
Charge-offs	(4,706)	(7,558)
Returned to accruing status	(73)	(433)
Transferred to other real estate or repossessed assets	(66)	(136)

Nonaccrual loans, end of period	$7,364	7,364

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as non-performing at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. The Company identified $11.5 million and $18.4 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2010 and December 31, 2009, respectively.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of September 30, 2010.
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
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands):

	Loan Loss Analysis
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance as of beginning of period	$21,825	$20,614	$20,741	$18,749

Charge-offs:
Commercial business	3,166	1,620	3,356	2,295
Commercial mortgage	40	47	249	202
Residential mortgage	118	18	172	189
Home equity	54	48	142	182
Consumer indirect	1,189	1,023	3,349	2,605
Other consumer	305	287	693	764

Total charge-offs	4,872	3,043	7,961	6,237

Recoveries:
Commercial business	58	116	242	349
Commercial mortgage	28	53	478	132
Residential mortgage	2	2	18	10
Home equity	5	3	32	17
Consumer indirect	401	311	1,100	776
Other consumer	101	106	375	372

Total recoveries	595	591	2,245	1,656

Net charge-offs	4,277	2,452	5,716	4,581
Provision for loan losses	2,184	2,620	4,707	6,614

Balance at end of period	$19,732	$20,782	$19,732	$20,782

Net loan charge-offs to average loans (annualized)	1.30%	0.79%	0.60%	0.51%
Allowance for loan losses to total loans	1.49%	1.65%	1.49%	1.65%
Allowance for loan losses to non-performing loans	268%	357%	268%	357%
The provision for loan losses represents management’s estimate of the adjustment necessary to maintain the allowance for loan losses at a level representative of probable credit losses inherent in the portfolio. There were provisions for loan losses of $2.2 million and $4.7 million for the three and nine month periods ended September 30, 2010, compared with provisions of $2.6 million and $6.6 million for the corresponding periods in 2009, respectively. Net charge-offs increased by $1.8 million and $1.1 million when comparing the three and nine month periods of 2010 to the prior year, respectively.
The increase in net charge-offs in 2010 is attributable to a $5.0 million participation interest in one commercial business loan, included in nonaccrual loans at June 30, 2010, for which the Company allocated a $2.5 million specific reserve during the second quarter of 2010. During the third quarter of 2010, the Company made the decision to sell and subsequently sold its interest in the loan. The loan was sold for $1.9 million, resulting in a charge-off of $3.1 million, representing the previously established specific reserve of $2.5 million and an additional $600 thousand.

MANAGEMENT’S DISCUSSION AND ANALYSIS
FUNDING ACTIVITIES
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of September 30, 2010, total deposits were $1.946 billion, an increase of $203.4 million in comparison to $1.743 billion as of December 31, 2009.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.495 billion and $1.387 billion as of September 30, 2010 and December 31, 2009, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of September 30, 2010, total public deposits were $451.9 million in comparison to $355.9 million as of December 31, 2009. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets and overnight lines of credit to accommodate the seasonality associated with public deposits.
Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, as well as amortizing and term advances. The Company’s primary borrowing source was FHLB advances and repurchase agreements, which amounted to $10.1 million and $30.1 million as of September 30, 2010 and December 31, 2009, respectively. The Company repaid two long-term repurchase agreements totaling $20.0 million which matured during the third quarter of 2010. The FHLB borrowings mature on various dates through 2011 and are classified as short-term or long-term in accordance with the original terms of the agreement. The Company had approximately $69 million of immediate credit capacity with FHLB as of September 30, 2010. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company had approximately $328 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, of which none was outstanding at September 30, 2010. The FRB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. During the first quarter, the Company repaid $9.4 million of Federal funds purchased and a $15.0 million advance from the Federal Reserve’s Term Auction Facility that were outstanding at December 31, 2009.
The Company also has Federal funds lines available from various commercial banks. There were no advances outstanding on these lines of credit as of September 30, 2010. The Company had approximately $94 million of unused credit capacity on these lines as of September 30, 2010. The Company also utilizes short-term retail repurchase agreements with customers as a source of funds. These short-term repurchase agreements amounted to $40.0 million and $35.1 million as of September 30, 2010 and December 31, 2009, respectively.
The following table summarizes the Company’s borrowings as of September 30, 2010 (in thousands):

Customer repurchase agreements	$39,968
FHLB borrowings	10,066
Trust preferred subordinated debentures	16,702

Total borrowings	$66,736

Equity Activities
Total shareholders’ equity amounted to $216.2 million as of September 30, 2010, an increase of $17.9 million from $198.3 million as of December 31, 2009. The increase in shareholders’ equity through the first nine months ended September 30, 2010 resulted primarily from $22.7 million in comprehensive income and $1.0 million in stock based compensation items, partially offset by $6.0 million in accrued and declared dividends. The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the New York State Banking Department (“NYSBD”). At September 30, 2010, the Bank’s regulatory capital ratios exceeded all regulatory requirements.

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
The Company’s cash and cash equivalents were $73.4 million as of September 30, 2010, an increase of $30.4 million from $43.0 million at December 31, 2009. The Company’s net cash provided by operating activities totaled $25.6 million. Net cash used in investing activities totaled $153.2 million, which included cash outflows of $64.7 million for net loan originations and $87.3 million from investment securities transactions. Net cash provided by financing activities of $158.1 million was attributed to a $203.4 million increase in deposits, offset against a $39.7 million decrease in net borrowings and $5.8 million in dividend payments.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
The Company’s and the Bank’s actual and required regulatory capital ratios as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:

Tier 1 leverage:	Company	$182,286	8.66%	$84,177	4.00%	$105,222	5.00%
	Bank	162,398	7.74	83,978	4.00	104,972	5.00

Tier 1 capital:	Company	182,286	12.68	57,499	4.00	86,248	6.00
	Bank	162,398	11.35	57,234	4.00	85,850	6.00

Total risk-based capital:	Company	200,276	13.93	114,997	8.00	143,747	10.00
	Bank	180,306	12.60	114,467	8.00	143,084	10.00

December 31, 2009:

Tier 1 leverage:	Company	$163,613	7.96%	$82,188	4.00%	$102,735	5.00%
	Bank	154,316	7.53	82,018	4.00	102,522	5.00

Tier 1 capital:	Company	163,613	11.95	54,746	4.00	82,119	6.00
	Bank	154,316	11.33	54,475	4.00	81,712	6.00

Total risk-based capital:	Company	180,766	13.21	109,492	8.00	136,865	10.00
	Bank	171,385	12.58	108,949	8.00	136,186	10.00
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
Regulatory Initiatives Related to Capital and Liquidity
The Basel Committee released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.
In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.
The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.
Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Company and the Bank.

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
Evaluation of disclosure controls and procedures
As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company has experienced no significant changes in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 12, 2010, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
Risk of theft of customer information resulting from security breaches by third parties exposes the Company to reputation risk and potential monetary loss.
The Company has exposure to fraudulent use of its customers’ personal information resulting from its general business operations and through customer use of financial instruments such as debit cards. While we have policies and procedures designed to prevent or limit the effect of this risk, there can be no assurance that any such third party security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2010:

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

07/01/10 – 07/31/10	3,658	$18.82	n/a	$ n/a
08/01/10 – 08/31/10	—	—	—	—
09/01/10 – 09/30/10	—	—	—	—

Total	3,658	$18.82	n/a	$ n/a

(1)
Represents repurchases by the Company of shares from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

ITEM 6. Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 19, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.11	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 1, 2010

10.12	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

10.13	Amended Stock Ownership Requirements, dated October 27, 2010	Incorporated by reference to Exhibit 10.13 of the Form 8-K, dated October 28, 2010

10.14	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.15	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.16	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

Exhibit Number	Description	Location
10.17	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.18	Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated June 30, 2005

10.19	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.20	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.21	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 24, 2008

10.22	Amendment to Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 1, 2009

10.23	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 24, 2008

10.24	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.25	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 19, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	,	November 2, 2010

Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs	,	November 2, 2010

Karl F. Krebs
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)