Form 10-K
period 2010-12-31
FINANCIAL INSTITUTIONS INC
filed 2011-03-07
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant, as computed by reference to the June 30, 2010 closing price reported by NASDAQ, was approximately $177,182,000.
As of March 1, 2011, there were issued and outstanding, exclusive of treasury shares, 10,979,715 shares of the registrant’s common stock.

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
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operation. Factors that might cause such differences include, but are not limited to:
•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Geographic concentration may unfavorably impact our operations;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	We are subject to environmental liability risk associated with our lending activities;
•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;
•
Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations;

•	As a participant in the Troubled Asset Relief Program (“TARP”), we are subject to certain restrictions on dividends, repurchases of common stock and executive compensation;
•	New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition;
•
If our security systems, or those of merchants, merchant acquirers or other third parties containing information about customers, are compromised, we may be subject to liability and damage to our reputation;

•	We rely on other companies to provide key components of our business infrastructure;
•	We may not be able to attract and retain skilled people;
•	The potential for business interruption exists throughout our organization;
•	We are subject to interest rate risk;
•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;
•	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies;
•	The soundness of other financial institutions could adversely affect us;
•	We operate in a highly competitive industry and market area;
•	Our market value could result in an impairment of goodwill;
•	Liquidity is essential to our businesses;
•	We may need to raise additional capital in the future and such capital may not be available when needed or at all;
•	We rely on dividends from our subsidiaries for most of our revenue;
•	The market price for our common stock varies;
•	There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock;
•
Our shares of common stock are equity and are subordinate to our existing and future indebtedness and our preferred stock, and are effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries;

•	We may not pay dividends on our common stock; and
•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect.
We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in this Form 10-K.
Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.	BUSINESS
GENERAL
Financial Institutions, Inc. is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). Through its subsidiaries, including its wholly-owned, New York State chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. provides a broad array of deposit, lending and other financial services to retail, commercial, and municipal customers in Western and Central New York. All references in this Annual Report on Form 10-K to the parent company are to Financial Institutions, Inc. (“FII”). Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report on Form 10-K to “the Company,” “we,” “our” or “us” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. Our executive offices are located at 220 Liberty Street, Warsaw, New York.
We conduct business primarily through our banking subsidiary, Five Star Bank, which adopted its current name in 2005 when we merged three of our bank subsidiaries, Wyoming County Bank, National Bank of Geneva and Bath National Bank into our New York chartered bank subsidiary, First Tier Bank & Trust, which was renamed Five Star Bank. In addition, our business operations include a wholly-owned broker-dealer subsidiary, Five Star Investment Services, Inc. (“FSIS”).
OTHER INFORMATION
This Annual Report on Form 10-K, including the exhibits and schedules filed as part of the Annual Report on Form 10-K, may be inspected at the public reference facility maintained by the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.
We also make available, free of charge through our website at www.fiiwarsaw.com, all reports filed with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.
MARKET AREAS AND COMPETITION
We provide a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of over 50 offices and more than 70 ATMs in fourteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties.
Our market area is economically diversified in that we serve both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with combined metropolitan area populations of over two million people. We anticipate increasing our presence in and around these metropolitan statistical areas in the coming years.
We face significant competition in both making loans and attracting deposits, as Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as; level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location.

LENDING ACTIVITIES
General
We offer a broad range of loans including commercial business and revolving lines of credit, commercial mortgages, equipment loans, residential mortgage loans and home equity loans and lines of credit, home improvement loans, automobile loans and personal loans. Newly originated and refinanced fixed rate residential mortgage loans are either retained in our portfolio or sold to the secondary market with servicing rights retained.
We continually evaluate and update our lending policy. The key elements of our lending philosophy include the following:
•	To ensure consistent underwriting, employees must share a common view of the risks inherent in lending activities as well as the standards to be applied in underwriting and managing credit risk;
•	Pricing of credit products should be risk-based;
•	The loan portfolio must be diversified to limit the potential impact of negative events; and
•	Careful, timely exposure monitoring through dynamic use of our risk rating system is required to provide early warning and assure proactive management of potential problems.
Commercial Business and Commercial Mortgage Lending
We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. Commercial business loans are offered to the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2010, $70.0 million, or 33%, of the aggregate commercial business loan portfolio were at fixed rates, while $141.0 million, or 67%, were at variable rates.
We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2010, $100.0 million, or 28%, of the aggregate commercial mortgage portfolio were at fixed rates, while $252.9 million, or 72%, were at variable rates.
We utilize government loan guarantee programs where available and appropriate. See “Government Guarantee Programs” below.
Government Guarantee Programs
We participate in government loan guarantee programs offered by the Small Business Administration (“SBA”), U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2010, we had loans with an aggregate principal balance of $55.1 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.
Residential Mortgage Lending
We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we have formally adopted the underwriting, appraisal, and servicing guidelines of the Federal Home Loan Mortgage Corporation (“FHLMC”) as part of our standard loan policy. As of December 31, 2010, the residential mortgage servicing portfolio totaled $328.9 million, the majority of which have been sold to FHLMC. As of December 31, 2010, our residential mortgage loan portfolio totaled $129.6 million, or 10% of our total loan portfolio. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending
We offer a variety of loan products to our consumer customers, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2010, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products.
We indirectly originate, through franchised new car dealers, indirect consumer loans. The consumer indirect loan portfolio is primarily comprised of new and used automobile loans with terms that typically range from 36 to 84 months. We have expanded our relationships with franchised new car dealers in Western, Central and, most recently, into the Capital District of New York, and have selectively originated a mix of new and used automobile loans from those dealers. In the latter part of 2010, we began efforts to expand our dealer network into Northern Pennsylvania and anticipate indirectly originating loans there in the first half of 2011. As of December 31, 2010, the consumer indirect portfolio totaled $418.0 million, or 31% of our total loan portfolio.
We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2010, $97.2 million, or 47%, of the home equity portfolio was at fixed rates, while $111.2 million, or 53%, was at variable rates. The other consumer portfolio totaled $26.1 million as of December 31, 2010, all of which were fixed loans.
Credit Administration
Our loan policy establishes standardized underwriting guidelines, as well as the loan approval process and the committee structures necessary to facilitate and ensure the highest possible loan quality decision-making in a timely and businesslike manner. The policy establishes requirements for extending credit based on the size, risk rating and type of credit involved. The policy also sets limits on individual loan officer lending authority and various forms of joint lending authority, while designating which loans are required to be approved at the committee level.
Our credit objectives are as follows:
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
Our policy includes loan reviews, under the supervision of the Audit and Risk Oversight committees of the Board of Directors and directed by the Chief Risk Officer, in order to render an independent and objective evaluation of our asset quality and credit administration process.
Risk ratings are assigned to loans in the commercial business and commercial mortgage portfolios. The risk ratings are specifically used as follows:
•	Profile the risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;
•	Identify deteriorating credits; and
•	Reflect the probability that a given customer may default on its obligations.
Through the loan approval process, loan administration and loan review program, management seeks to continuously monitor our credit risk profile and assesses the overall quality of the loan portfolio and adequacy of the allowance for loan losses.
We have several procedures in place to assist in maintaining the overall quality of our loan portfolio. Delinquent loan reports are monitored by credit administration to identify adverse levels and trends. Loans, including impaired loans, are generally classified as non-accruing if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accruing if repayment in full of principal and/or interest is uncertain.

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
Our methodology in the estimation of the allowance for loan losses includes the following broad areas:
1.
Impaired commercial business and commercial mortgage loans, generally in excess of $50 thousand are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).

2.
The remaining portfolios of commercial business and commercial mortgage loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention, substandard and doubtful. Uncriticized loans, special mention loans, substandard loans and all doubtful loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies and non-accruing loans; trends in volume and terms of loans; effects of changes in lending policy; experience, ability, and depth of management; national and local economic conditions; concentrations of credit, interest rate environment; customer leverage; information (availability of timely financial information); and collateral values, among others.

3.
The retail loan portfolio is segmented into the following types of loans: residential real estate, home equity (home equity loans and lines of credit), consumer indirect and other consumer. Allowance allocations for the real estate related loan portfolios (residential and home equity) are based on the average loss experience for the previous eight quarters, supplemented with qualitative factors similar to the elements described above. Allowance allocations for the consumer indirect and other consumer portfolios are based on vintage analyses performed with historical loss experience at 36 months and 24 months aging, respectively. The allocations on these portfolios are also supplemented with qualitative factors.

Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology described above. See also the section titled “Allowance for Loan Losses” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INVESTMENT ACTIVITIES
Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. Our Treasurer, guided by the Asset-Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.
Our investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits security purchases to the following:
•	U.S. treasury securities;
•
U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”)) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g., the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), FHLMC, SBA and the Federal Farm Credit Bureau );

•
Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMO”) issued by GNMA, FNMA and FHLMC. See also the section titled “Investing Activities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;
•	Certain creditworthy un-rated securities issued by municipalities;
•	Certificates of deposit;
•	Equity securities at the holding company level; and
•	Limited partnership investments in Small Business Investment Companies.
SOURCES OF FUNDS
Our primary sources of funds are deposits, borrowed funds and repurchase agreements, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.
We offer a variety of deposit account products with a range of interest rates and terms. The deposit accounts consist of noninterest-bearing demand, interest-bearing demand, savings, money market, club accounts and certificates of deposit. We also offer certificates of deposit with balances in excess of $100,000 to local municipalities, businesses, and individuals as well as Individual Retirement Accounts and other qualified plan accounts. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits. We have also utilized certificate of deposit sales in the national brokered market (“brokered deposits”) as a wholesale funding source; however, we had no brokered deposits at December 31, 2010. Our borrowings consist mainly of advances entered into with the FHLB, federal funds purchased and securities sold under repurchase agreements.
OPERATING SEGMENTS
Our primary operating segment is our subsidiary bank, FSB. Our brokerage subsidiary, FSIS, is also deemed an operating segment; however, it does not meet the applicable thresholds for separation.

SUPERVISION AND REGULATION
The Company and our subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders. These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans. Described below are elements of selected laws and regulations. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.
Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB”), under the Bank Holding Company Act, as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010. We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The Bank Holding Company Act provides that a bank holding company must obtain FRB approval before:
•
Acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

•	Acquiring all or substantially all of the assets of another bank or bank holding company, or
•	Merging or consolidating with another bank holding company.
The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by federal legislation.
The Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act to authorize bank holding companies, such as us, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. During the second quarter of 2008, we received FRB approval for an election to reinstate our status as a financial holding company under the Gramm-Leach-Bliley Act.
Depository Institution Regulation. Our bank subsidiary is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”). This regulatory structure includes:
•	Real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans;
•	Risk-based capital rules, including accounting for interest rate risk, concentration of credit risk and the risks posed by non-traditional activities;
•	Rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;
•	Rules restricting types and amounts of equity investments; and
•	Rules addressing various safety and soundness issues, including operations and managerial standards, standards for asset quality, earnings and compensation standards.

Capital Adequacy Requirements. The FRB and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.
The FRB’s risk-based guidelines establish a two-tier capital framework. Tier 1 capital generally consists of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and non-controlling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.
Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2010 were 12.34% and 13.60%, respectively.
The FRB’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, we had a leverage ratio of 8.31%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, Regulatory Matters, of the notes to consolidated financial statements.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.
A final rule implementing the advanced approaches of Basel II in the United States would apply only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Certain other U.S. banking organizations would have the option to adopt the requirements of this rule. We are not required to comply with the advanced approaches of Basel II.
In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that generally parallels the relevant approaches under Basel II, but recognizes that U.S. markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. To date, no final rule has been adopted.
In 2009, the United States Department of Treasury (the “Treasury”) issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms,” which contemplates changes to the existing regulatory capital regime involving substantial revisions to major parts of the Basel I and Basel II capital frameworks and affecting all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms, with changes to the regulatory capital framework to be phased in over a period of several years.
On December 17, 2009, the Basel Committee issued a set of proposals (the “2009 Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital. Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “2009 Liquidity Proposals”). The 2009 Liquidity Proposals include the implementation of (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a “net stable funding ratio” or NSFR, designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the U.S. banking regulators, which are often referred to as the “Collins Amendment.” These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the FRB in final form 18 months after its date of enactment (July 21, 2010). To date, no proposed regulations have been issued.
In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including Five Star Bank.
For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:
•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR. The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by U.S. banking regulators, including decisions as to whether and to what extent it will apply to U.S. banks that are not large, internationally active banks.
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories. This act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order. An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances). An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4% (3% in certain circumstances). An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%. An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets. Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.
As of December 31, 2010, our subsidiary bank met the requirements to be classified as “well-capitalized.”
Dividends. The FRB policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as “undercapitalized” will be prohibited from paying any dividends.
On December 23, 2008, as part of the TARP Capital Purchase Program of the Treasury, we sold to the Treasury 7,503 shares of our fixed rate cumulative perpetual preferred stock, Series A preferred stock (“Series A”), having a liquidation preference amount of $5,000 per share, for a purchase price of $37.5 million in cash and issued to Treasury a ten-year warrant to purchase 378,175 shares of the Company’s common stock at an exercise price of $14.88 per share (the “Warrant”).
We may redeem the Series A preferred stock at any time by repaying the Treasury, without penalty, subject to Treasury’s consultation with our appropriate regulatory agency and approval. Additionally, upon redemption of the Series A preferred stock, the Warrant generally may be repurchased from the Treasury at its fair market value as agreed-upon by us and the Treasury. In February 2011, the Company repaid one-third or $12.5 million of its obligation.
The securities purchase agreement between us and the Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A preferred stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) pay a quarterly cash dividend on our common stock of more than $0.10 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock, preferred stock (other than the Series A preferred stock) or trust preferred securities. In addition, under the terms of the Series A preferred stock, we may not pay dividends on our common stock at any time we are in arrears on the dividends payable on the Series A preferred stock. Dividends on the Series A preferred stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.
Our primary source for cash dividends is the dividends we receive from our subsidiary bank. Our bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Banking Department is required prior to paying a dividend if the dividends declared by the Bank exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years.
Federal Deposit Insurance Assessments. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2013. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The FDIC maintains the DIF by assessing depository institutions an insurance premium on a quarterly basis under a risk-based assessment system. The amount of the assessment is a function of the institution’s risk category, of which there are four, and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment rate for risk categories are calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is currently determined by its level of deposits. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC.
Under the Federal Deposit Insurance Act, the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC’s Board. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, on February 27, 2009, the FDIC adopted the final rule modifying the risk-based assessment system, which set initial base assessment rates between 12 and 45 basis points, beginning April 1, 2009. The FDIC imposed an emergency special assessment on June 30, 2009, which totaled $923 thousand for our Bank. In addition, in September 2009, the FDIC extended the Restoration Plan period to eight years. In November 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. The Bank’s required prepayment amounted to $9.9 million and was collected in December 2009.
In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.
In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposed to create a two tier system — one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. These proposals did not apply to us or the Bank.
On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity. It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits. The final rule generally becomes effective on April 1, 2011. Under the new rule, our FDIC insurance premiums are expected to decline in 2011. However, there can be no assurances that such premium reductions will be realized in 2011.
Transactions with Affiliates. FII and FSB are affiliates within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.
Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company.
As of its last Community Reinvestment Act examination, Five Star Bank received a rating of “outstanding.”
Interstate Banking and Branching. The FRB may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the law of the target bank’s home state. The FRB also may not approve an application if the bank holding company (and its bank affiliates) controls or would control more than ten percent of the insured deposits in the U.S. or, generally, 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Individual states may waive the 30% statewide concentration limit. Each state may limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent the limitation does not discriminate against out-of-state banks or bank holding companies.

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether these transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of interstate mergers prior to June 1, 1997. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits these acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide-insured deposit concentration limits described above.
Privacy Rules. Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.
International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S., imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the U.S., including those of foreign institutions that have a correspondent relationship in the U.S., and clarifies the safe harbor from civil liability to customers. The Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The increased obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.
As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.
Regulatory Reform. On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital.
•
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion. As a result, this increase is generally expected to impose more deposit insurance cost on institutions with assets of $10 billion or more.

•
Provide for new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Allow de novo interstate branching by banks.

•	Increase the authority of the FRB to examine the Company and its non-bank subsidiary.
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•
Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met. These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of Tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds. Further details on the scope of the Volcker Rule and its exceptions are expected to be defined in regulations due to be issued later in 2011.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and Five Star Bank could require the Company and the Bank to seek additional sources of capital in the future.
TARP-Related Compensation and Corporate Governance Requirements. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the TARP. Under the authority of EESA, Treasury instituted the TARP Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. As noted above, on December 23, 2008, we participated in this program by issuing 7,503 shares of our Series A preferred stock to the Treasury for a purchase price of $37.5 million in cash and issued the Warrant to the Treasury. In February 2011, the Company repaid one-third or $12.5 million of its obligation.
In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, as described above under “Dividends,” participation in the TARP Capital Purchase Program also includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009 (“ARRA”), as implemented by the Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to our five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to our senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to annually provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to our SEOs and the next 20 most highly compensated employees. These requirements and restrictions will remain applicable to us until we have redeemed the Series A preferred stock in full.
Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.
Additionally, the Incentive Compensation Proposal will require the Federal Reserve to review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as Financial Institutions. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.
Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations. The Check Clearing for the 21st Century Act (the “Check 21 Act”), which became effective on October 28, 2004, creates a new negotiable instrument, called a “substitute check”, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Check 21 Act. The Check 21 Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.
Other Future Legislation and Changes in Regulations. In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any its subsidiaries could have a material effect on our business.
Impact of Inflation and Changing Prices
Our financial statements included herein have been prepared in accordance with GAAP, which requires us to measure financial position and operating results principally using historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In our view, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude. Interest rates are sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Regulatory and Economic Policies
Our business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities. The FRB regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the FRB are (i) conducting open market operations in U.S. government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason, the policies of the FRB could have a material effect on our earnings.

EMPLOYEES
At December 31, 2010, we had 616 employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees are good.
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth current information regarding our executive officers and certain other significant employees (ages are as of May 4, 2011, the date of the 2011 Annual Meeting of Shareholders).

		Started
Name	Age	In	Positions/Offices
Peter G. Humphrey	56	1977	President and Chief Executive Officer of the Company and the Bank since 1994.

Karl F. Krebs	55	2009	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2009. Senior Financial Specialist at West Valley Environmental Services, LLC prior to joining FII in 2009. President of Robar General Funding Corp. from 2006 to 2008. Senior Vice President and Line-of-Business Finance Director at Five Star Bank from 2005 to 2006 and Senior Vice President at Wyoming County Bank from 2004 to 2005.

Rita M. Bartol	50	2010	Senior Vice President and Director of Human Resources of the Company and the Bank since late 2010. Senior Vice President and Director of Human Resources at Cardinal Financial Corporation in 2010 and Vice President and Director of Human Resources at Union Bankshares Corporation from 2006 to 2010. Vice President and Human Resources and Organizational Development Manager at M & T Bank Corporation from 1998 to 2005.

Martin K. Birmingham	44	2005	Executive Vice President and Regional President / Commercial Banking Executive Officer of the Bank since 2009. Senior Vice President and Regional President of the Bank since 2005. Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.

George D. Hagi	58	2006	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2006. Senior Vice President and Director of Risk Management at First National Bankshares of Florida and FNB Corp. from 1997 to 2005.

Richard J. Harrison	65	2003	Executive Vice President and Senior Retail Lending Administrator of the Bank since 2009. Senior Vice President and Senior Retail Lending Administrator of the Bank since 2003. Executive Vice President and Chief Credit Officer at Savings Bank of the Finger Lakes from 2000 to 2003.

Kevin B. Klotzbach	58	2001	Senior Vice President and Treasurer of the Bank since 2001.

R. Mitchell McLaughlin	53	1981	Executive Vice President and Chief Information Officer of the Bank since 2009. Senior Vice President and Chief Information Officer of the Bank since 2006.

John L. Rizzo	61	2010	Senior Vice President and Corporate Secretary of the Company and the Bank since 2010. Counsel (in-house) for the Company and the Bank since 2007. Genesee County (New York) Attorney from 1976 to 2010.

John J. Witkowski	48	2005	Executive Vice President and Regional President / Retail Banking Executive Officer of the Bank since 2009. Senior Vice President and Regional President of the Bank since 2005. Senior Vice President and Director of Sales for Business Banking / Client Development Group at Bank of America from 1993 to 2005.

ITEM 1A.	RISK FACTORS
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.
CREDIT RISKS
If we experience greater credit losses than anticipated, earnings may be adversely impacted.
As a lender, we are exposed to the risk that customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse impact on our results of operations.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral, and we provide an allowance for estimated loan losses based on a number of factors. We believe that the allowance for loan losses is adequate. However, if our assumptions or judgments are wrong, the allowance for loan losses may not be sufficient to cover the actual credit losses. We may have to increase the allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses may vary from the amount of past provisions.
Geographic concentration may unfavorably impact our operations.
Substantially all of our business and operations are concentrated in the Western and Central New York region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in our market could:
•	increase loan delinquencies;
•	increase problem assets and foreclosures;
•	increase claims and lawsuits;
•	decrease the demand for our products and services; and
•	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with non-performing loans and collateral coverage.
Generally, we make loans to small to mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market areas could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our business, financial condition and performance. For example, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of these loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the impact on our results of operations could be materially adverse.
We depend on the accuracy and completeness of information about or from customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
REGULATORY/LEGAL/COMPLIANCE RISKS
We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices.
We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.
Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital, than current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but our currently outstanding trust preferred securities will be grandfathered and our currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.
Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on us. For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and interest on lawyers trust accounts have unlimited deposit insurance through December 31, 2013.
The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

As a participant in TARP, we are subject to certain restrictions on dividends, repurchases of common stock and executive compensation.
We are subject to restrictions on dividends, repurchases of common stock, and executive compensation as a TARP participant. Compliance with these restrictions and other restrictions may increase our costs, impact our ability to retain executive officers and limit our ability to pursue business opportunities. Additionally, any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock. The current restrictions, as well as any possible future restrictions, associated with participation in TARP could have a material adverse impact on our business, financial condition, or results of operations.
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.
Proposed changes in New York State banking regulations could adversely affect us.
New York Governor Andrew Cuomo proposed merging the State Departments of Banking, Insurance and Consumer Protection into a single Department of Financial Regulation, or DFR. The bill provides that the Superintendent of the DFR may, beginning April 1, 2012, assess expenses in such proportion as he or she deems just and reasonable against banks and insurers. The bill also establishes a special account called the “consumer protection account,” which will consist of fees and penalties received by the department of state and DFR, as well as other monies received in the form of penalties. These monies will be available to the DFR to pay for costs related to its consumer and investor protection activities. If the consumer protection account is insufficient to cover those costs, the balance would be recoverable through assessments against the industry.
The bill makes New York’s “wild card” authority (that was set to expire September 10, 2011) permanent. Under this authority, the Banking Board has the power to grant to New York chartered banking organizations, as well as licensed foreign bank branches and agencies, powers possessed by a counterpart federally-chartered banking institution.
If this bill is adopted as proposed, it could adversely affect us.
OPERATIONAL RISKS
If our security systems, or those of merchants, merchant acquirers or other third parties containing information about customers, are compromised, we may be subject to liability and damage to our reputation.
As part of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Customer data also may be stored on systems of third-party service providers and merchants that may have inadequate security systems. Third-party carriers regularly transport customer data, and may lose sensitive customer information. Unauthorized access to our networks or any of our other information systems potentially could jeopardize the security of confidential information stored in our computer systems or transmitted by our customers or others. If our security systems or those of merchants, processors or other third-party service providers are compromised such that this confidential information is disclosed to unauthorized parties, we may be subject to liability. For example, in the event of a security breach, we may incur losses related to fraudulent use of debit cards issued by us as well as the operational costs associated with reissuing cards. Although we take preventive measures to address these factors, such measures are costly and may become more costly in the future. Moreover, these measures may not protect us from liability, which may not be adequately covered by insurance, or from damage to our reputation.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. Further, the rural location of our principal executive offices and many of our bank branches make it difficult for us to attract skilled people to such locations. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
The potential for business interruption exists throughout our organization.
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although management has established policies and procedures, including implementation and testing of a comprehensive contingency plan, to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
EXTERNAL RISKS
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and reduced tax collections.
Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to past increases in deposit insurance premiums paid by financial institutions.
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in the markets where we operate, in the State of New York and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.
Approximately 20% of our investment securities portfolio at December 31, 2010 is comprised of municipal securities issued by or on behalf of New York and its political subdivisions, agencies or instrumentalities, the interest on which is exempt from regular federal income tax. Risks associated with investing in municipal securities include political, economic and regulatory factors which may affect the issuers. The concerns facing the State of New York may lead nationally recognized rating agencies to downgrade its debt obligations. It is uncertain how the financial markets may react to any potential future ratings downgrade in New York’s debt obligations. However, the fallout from continued budgetary concerns and a possible ratings downgrade could adversely affect the value of New York’s obligations and those of its political subdivisions, agencies and instrumentalities.

Overall, during 2010, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of New York, the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect our financial condition and results of operations.
Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operation.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.
We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our market value could result in an impairment of goodwill.
Our goodwill is evaluated for impairment on an annual basis or when triggering events or circumstances indicate impairment may exist. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. At December 31, 2010, we had goodwill of $37.4 million, representing approximately 18% of shareholders’ equity. If impairment of goodwill was determined to exist, we would be required to write down our goodwill as a charge to earnings, which could have a material adverse impact on our results of operations or financial condition. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

LIQUIDITY RISKS
Liquidity is essential to our businesses.
Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in our realizing a loss.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.
In addition, we are highly regulated, and our regulators could require us to raise additional common equity in the future. Both we and our regulators perform a variety of analyses of our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital.
We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition, results of operations or liquidity.
We rely on dividends from our subsidiaries for most of our revenue.
We are a separate and distinct legal entity from our subsidiaries. A substantial portion of our revenue comes from dividends from our Bank subsidiary. These dividends are the principal source of funds to pay dividends on our common and preferred stock, and to pay interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank subsidiary and nonbank subsidiary may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.
RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK
The market price for our common stock varies, and you should purchase common stock for long-term investment only.
Although our common stock is currently traded on the NASDAQ Global Select Market, we cannot assure you that there will, at any time in the future, be an active trading market for our common stock. Even if there is an active trading market for our common stock, we cannot assure you that you will be able to sell all of your shares of common stock at one time or at a favorable price, if at all. As a result, you should purchase shares of common stock described herein only if you are capable of, and seeking, to make a long-term investment in our common stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We are currently authorized to issue up to 50,000,000 shares of common stock and up to 210,000 shares of preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized.
As of December 31, 2010, 10,937,506 shares of common stock and 183,259 shares of our preferred stock were issued and outstanding including (i) 7,503 shares of our fixed rate cumulative perpetual Series A preferred stock, par value $100 per share, having a liquidation preference of $5,000 per share, which we refer to as the TARP preferred stock, (ii) 1,533 shares of our Series A 3% cumulative preferred stock, which we refer to as the 3% preferred stock, and (iii) 174,223 shares of Series B-1 8.48% cumulative preferred stock, which we refer to as the 8.48% preferred stock. We refer to our TARP preferred stock, our 3% preferred stock and our 8.48% preferred stock collectively as the preferred stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of the holders of our common stock.
Pursuant to the Letter Agreement, dated December 23, 2008, and the Securities Purchase Agreement - Standard Terms attached thereto, which we refer to collectively as the Securities Purchase Agreement, that we entered into with the Treasury, in connection with our participation in TARP, the Treasury received a warrant to purchase up to 378,175 shares of our common stock, which we refer to as the warrant, at an exercise price of $14.88 per share, and we have provided the Treasury with registration rights covering the warrant and the underlying shares of common stock. We may seek the approval of our regulators to repurchase the warrant with the proceeds from any offering. The issuance of additional shares of common stock as a result of exercise of the warrant or otherwise or the issuance of securities convertible or exercisable into shares of common stock would dilute the ownership interest of existing holders of our common stock. Although the Treasury has agreed to not vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction. The market price of our common stock could decline as a result of any offering as well as other sales of a large block of common stock in the market after an offering, or the perception that such sales could occur.
The terms of the warrant include an anti-dilution adjustment, which provides that (except in certain permitted transactions, including registered offerings), if we issue shares of common stock at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number of shares of common stock to be issued under the warrant would increase and the per share price of common stock to be purchased pursuant to the warrant would decrease.
Our shares of common stock are equity and are subordinate to our existing and future indebtedness and our preferred stock, and are effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.
Our shares of common stock are equity interests in us and do not constitute indebtedness. Accordingly, our common stock will rank junior to all of our indebtedness and to other non-equity claims on us with respect to assets available to satisfy claims on us. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock. See Note 11, Shareholders’ Equity, in the accompanying consolidated financial statements. The terms of our preferred stock currently prohibit us from paying dividends with respect to our common stock unless all accrued and unpaid dividends for all completed dividend periods with respect to the preferred stock have been paid with our TARP preferred stock and 3% preferred stock receiving payments first.
In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and thus your ability as a holder of our common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary and holders of any of that subsidiary’s preferred stock, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, our common stock will effectively be subordinated to all existing and future liabilities and obligations of our subsidiaries.
We may not pay dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in TARP limits our ability to increase our dividend or to repurchase our common stock, for so long as any securities issued under such program remain outstanding, as discussed in greater detail below.
Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect.
Provisions of our certificate of incorporation, our bylaws, and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may discourage others from initiating a potential merger, takeover or other change of control transaction, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. Additionally, we are obligated under a lease commitment through 2017 for a regional administrative facility in Pittsford, New York.
We are engaged in the banking business through 50 branch offices, of which 34 are owned and 16 are leased, in fourteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2023 and generally include options to renew.
We believe that our properties have been adequately maintained, are in good operating condition and are suitable for our business as presently conducted, including meeting the prescribed security requirements. For additional information, see Note 5, Premises and Equipment, Net, and Note 9, Commitments and Contingencies, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, all of which are included elsewhere in this report and incorporated herein by reference thereto.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At December 31, 2010, 10,937,506 shares of our common stock were outstanding and held by approximately 1,300 shareholders of record. During 2010, the high sales price of our common stock was $20.74 and the low sales price was $10.91. The closing price per share of common stock on December 31, 2010, the last trading day of the Company’s fiscal year, was $18.97. We declared dividends of $0.40 per common share during the year ended December 31, 2010. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data.”
We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. However, the payment of dividends is subject to continued compliance with minimum regulatory capital requirements and TARP restrictions. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business”, in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, all of which are included elsewhere in this report and incorporated herein by reference thereto.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2010, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
			Weighted average		remaining for future
	Number of securities to		exercise price		issuance under equity
	be issued upon exercise		of outstanding		compensation plans
	of outstanding options,		options, warrants		(excluding securities
	warrants and rights		and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by shareholders	560,689	(1)	$20.64	(1)	748,101	(2)

Equity compensation plans not approved by shareholders	—		$—		—

(1)	Includes 150,796 shares of unvested restricted stock awards outstanding as of December 31, 2010. The weighted average exercise price excludes such awards.

(2)
Represents the 940,000 aggregate shares approved for issuance under our two active equity compensation plans, reduced by 191,899 shares, which are the 117,012 restricted stock awards issued under these plans to date plus an adjustment of 74,887 shares. Pursuant to the terms of the plans, for purposes of calculating the number of shares available for issuance, each share of common stock granted pursuant to a restricted stock award shall count as 1.64 shares of common stock.

Sales of Unregistered Securities
2009 Management Incentive Plan
On May 6, 2009, our shareholders approved our 2009 Management Stock Incentive Plan. Pursuant to the terms of the 2009 Management Stock Incentive Plan, we have the ability to grant incentive stock options, non-qualified stock options and restricted stock to members of our management team. Between May 6, 2009 and December 31, 2010, we granted shares of restricted stock to members of our management team under the 2009 Management Stock Incentive Plan as described in the table below.

		Number of
	Number of	individuals
	shares	receiving
Date	issued	awards
October 1, 2009	1,972	1
January 13, 2010	40,188	5
February 23, 2010	59,152	23
December 15, 2010	500	1

These shares of restricted stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration in Section 4(2) of the Securities Act. These shares of restricted stock are subject to the resale prohibitions under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act.
2009 Directors’ Stock Incentive Plan
On May 6, 2009, our shareholders approved our 2009 Directors’ Stock Incentive Plan. Pursuant to the terms of the 2009 Directors’ Stock Incentive Plan, we have the ability to grant non-qualified stock options and restricted stock to our non-employee directors. On May 6, 2009, we granted a total of 8,000 shares of restricted stock to ten of our non-employee directors and on May 6, 2010, we granted a total of 7,200 shares of restricted stock to nine of our non-employee directors.
These shares of restricted stock were issued without registration under the Securities Act in reliance on the exemption from registration in Section 4(2) of the Securities Act. These shares of restricted stock are subject to the resale prohibitions under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act.
Stock Performance Graph
The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2005 as reported by the NASDAQ Global Select Market, through December 31, 2010, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, AMEX and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, LC and is expressed in dollars based on an assumed investment of $100.
Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Financial Institutions, Inc.	100.00	119.37	94.50	78.59	67.41	111.16
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B Index	100.00	115.72	84.29	69.91	50.11	56.81

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(Dollars in thousands, except selected ratios and per share data)	2010	2009	2008	2007	2006
Selected financial condition data:
Total assets	$2,214,307	$2,062,389	$1,916,919	$1,857,876	$1,907,552
Loans, net	1,325,524	1,243,265	1,102,330	948,652	909,434
Investment securities	694,530	620,074	606,038	754,720	775,536
Deposits	1,882,890	1,742,955	1,633,263	1,575,971	1,617,695
Borrowings	103,877	106,390	70,820	68,210	87,199
Shareholders’ equity	212,144	198,294	190,300	195,322	182,388
Common shareholders’ equity (1)	158,359	144,876	137,226	177,741	164,765
Tangible common shareholders’ equity (2)	120,990	107,507	99,577	139,786	126,502

Selected operations data:
Interest income	$96,509	$94,482	$98,948	$105,212	$103,070
Interest expense	17,720	22,217	33,617	47,139	43,604

Net interest income	78,789	72,265	65,331	58,073	59,466
Provision (credit) for loan losses	6,687	7,702	6,551	116	(1,842)

Net interest income after provision (credit) for loan losses	72,102	64,563	58,780	57,957	61,308
Noninterest income (loss) (3)	19,454	18,795	(48,778)	20,680	21,911
Noninterest expense	60,917	62,777	57,461	57,428	59,612

Income (loss) before income taxes	30,639	20,581	(47,459)	21,209	23,607
Income tax expense (benefit)	9,352	6,140	(21,301)	4,800	6,245

Net income (loss)	$21,287	$14,441	$(26,158)	$16,409	$17,362

Preferred stock dividends and accretion	3,725	3,697	1,538	1,483	1,486

Net income (loss) applicable to common shareholders	$17,562	$10,744	$(27,696)	$14,926	$15,876

Stock and related per share data:
Earnings (loss) per common share:
Basic	$1.62	$0.99	$(2.54)	$1.34	$1.40
Diluted	1.61	0.99	(2.54)	1.33	1.40
Cash dividends declared on common stock	0.40	0.40	0.54	0.46	0.34
Common book value per share (1)	14.48	13.39	12.71	16.14	14.53
Tangible common book value per share (2)	11.06	9.94	9.22	12.69	11.15
Market price (NASDAQ: FISI):
High	20.74	15.99	22.50	23.71	25.38
Low	10.91	3.27	10.06	16.18	17.43
Close	18.97	11.78	14.35	17.82	23.05

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)
The 2010, 2009 and 2008 figures include other-than-temporary impairment (“OTTI”) charges of $594 thousand, $4.7 million and $68.2 million, respectively. There were no OTTI charges in the other years presented.

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Selected financial ratios and other data:
Performance ratios:
Net income (loss), returns on:
Average assets	0.98%	0.71%	-1.37%	0.86%	0.90%
Average equity	10.07	7.43	-14.30	8.84	9.86
Average common equity (1)	11.14	7.61	-16.84	8.89	10.02
Average tangible common equity (2)	14.59	10.37	-21.87	11.50	13.23
Common dividend payout ratio (3)	24.69	40.40	NA	34.33	24.29
Net interest margin (fully tax-equivalent)	4.07	4.04	3.93	3.53	3.55
Efficiency ratio (4)	60.36%	65.52%	64.07%	68.77%	69.78%

Capital ratios:
Leverage ratio	8.31%	7.96%	8.05%	9.35%	8.91%
Tier 1 risk-based capital	12.34	11.95	11.83	15.74	15.85
Total risk-based capital	13.60	13.21	13.08	16.99	17.10
Equity to assets (5)	9.75	9.55	9.60	9.73	9.08
Common equity to assets (1) (5)	7.28	6.94	8.63	8.81	8.17
Tangible common equity to tangible assets (2) (5)	5.65%	5.19%	6.78%	6.95%	6.32%

Asset quality:
Non-performing loans	$7,582	$8,681	$8,196	$8,077	$15,840
Non-performing assets	8,895	10,442	9,252	9,498	17,043
Allowance for loan losses	20,466	20,741	18,749	15,521	17,048
Net loan charge-offs	$6,962	$5,710	$3,323	$1,643	$1,341
Total non-performing loans to total loans	0.56%	0.69%	0.73%	0.84%	1.71%
Total non-performing assets to total assets	0.40	0.51	0.48	0.51	0.89
Net charge-offs to average loans	0.54	0.47	0.32	0.18	0.14
Allowance for loan losses to total loans	1.52	1.64	1.67	1.61	1.84
Allowance for loan losses to non-performing loans	270%	239%	229%	192%	108%

Other data:
Number of branches	50	50	51	50	50
Full time equivalent employees	577	572	600	621	640

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)
Common dividend payout ratio equals dividends declared during the year divided by earnings per share for the year. There is no ratio shown for years where we both declared a dividend and incurred a loss because the ratio would result in a negative payout since the dividend declared (paid out) will always be greater than 100% of earnings.

(4)
Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities, proceeds from company owned life insurance included in income, and net gains from the sale of trust relationships (all from continuing operations).

(5)	Ratios calculated using average balances for the periods shown.

SELECTED QUARTERLY DATA

	2010
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$24,297	$24,186	$24,202	$23,824
Interest expense	4,229	4,393	4,526	4,572

Net interest income	20,068	19,793	19,676	19,252
Provision for loan losses	1,980	2,184	2,105	418

Net interest income, after provision for loan losses	18,088	17,609	17,571	18,834
Noninterest income	5,274	5,131	4,966	4,083
Noninterest expense	16,373	14,936	14,870	14,738

Income before income taxes	6,989	7,804	7,667	8,179
Income tax expense	1,891	2,141	2,469	2,851

Net income	$5,098	$5,663	$5,198	$5,328

Preferred stock dividends	933	932	931	929

Net income applicable to common shareholders	$4,165	$4,731	$4,267	$4,399

Earnings per common share (1):
Basic	$0.38	$0.44	$0.39	$0.41
Diluted	0.38	0.43	0.39	0.40
Market price (NASDAQ: FISI):
High	$20.74	$19.94	$19.48	$15.40
Low	16.80	14.14	14.07	10.91
Close	18.97	17.66	17.76	14.62
Dividends declared	$0.10	$0.10	$0.10	$0.10

	2009
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$24,390	$23,697	$23,302	$23,093
Interest expense	5,175	5,619	5,657	5,766

Net interest income	19,215	18,078	17,645	17,327
Provision for loan losses	1,088	2,620	2,088	1,906

Net interest income, after provision for loan losses	18,127	15,458	15,557	15,421
Noninterest income	5,183	4,406	4,515	4,691
Noninterest expense	15,117	15,142	16,440	16,078

Income before income taxes	8,193	4,722	3,632	4,034
Income tax expense	2,756	1,313	1,004	1,067

Net income	$5,437	$3,409	$2,628	$2,967

Preferred stock dividends	927	927	925	918

Net income applicable to common shareholders	$4,510	$2,482	$1,703	$2,049

Earnings per common share (1):
Basic	$0.42	$0.23	$0.16	$0.19
Diluted	0.42	0.23	0.16	0.19
Market price (NASDAQ: FISI):
High	$12.25	$15.00	$15.99	$14.95
Low	9.71	9.90	6.98	3.27
Close	11.78	9.97	13.66	7.62
Dividends declared	$0.10	$0.10	$0.10	$0.10

(1)
Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings or loss per common share amounts may not equal the total for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Part I, Item 1A, “Risks Factors,” and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this report.
OVERVIEW AND OUTLOOK
Business Overview
Financial Institutions, Inc. is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals and businesses primarily in our Western and Central New York footprint. Through our wholly-owned banking subsidiary, Five Star Bank, we provide a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through our nonbanking subsidiary, Five Star Investment Services, we provide brokerage services to supplement our banking business.
Our primary sources of revenue, are net interest income (predominantly from interest earned on our loans and securities, net of interest paid on deposits and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on our results of operations and financial condition.
Outlook
The general state of the U.S. economy and, in particular, economic and market conditions in Western and Central New York have a significant impact on loan demand, the ability of borrowers to repay loans and the value of any collateral securing loans and may also affect deposit levels. Accordingly, future general economic conditions and the impact on credit risk are key uncertainties that may materially affect our results of operations.
Approximately 20% of our investment securities portfolio at December 31, 2010 is comprised of municipal securities issued by or on behalf of New York and its political subdivisions, agencies or instrumentalities, the interest on which is exempt from federal income tax. Risks associated with investing in municipal securities include political, economic and regulatory factors which may affect the issuers. The concerns facing the State of New York may lead nationally recognized rating agencies to downgrade its debt obligations. It is uncertain how the financial markets may react to any potential future ratings downgrade in New York’s debt obligations. However, the fallout from continued budgetary concerns and a possible ratings downgrade could adversely affect the value of New York’s obligations.
Our interest rate spread affects our profitability. Our interest rate spread is the difference between the interest rate we receive on interest-earning assets, such as loans and investment securities, and the interest rate we pay on deposits and other borrowings. If the interest rates we pay on our deposits and other borrowings were to increase at a faster rate than the interest rates we receive on our loans and investments securities, our interest rate spread will decline, which could adversely affect our profitability.
Legislative and regulatory reforms continue to be adopted which impose additional restrictions on current business practices including passage of the Dodd-Frank Act. The Dodd-Frank Act is complex and we continue to assess how this legislation and subsequent rule-making will affect us. As hundreds of regulations are promulgated, we will continue to evaluate impacts such as changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau and the requirements of the enhanced supervision provisions, among others.
Recent Developments
On February 23, 2011, the Company was granted approval from the Treasury and redeemed $12.5 million of the $37.5 million in Series A preferred stock issued by the Company in December 2008. The redemption will result in a reduction of the associated Series A preferred stock dividends and Tier 1 Capital in future periods. Upon issuance in December 2008, the discount associated with the Series A preferred stock was $2.0 million, which is being accreted to retained earnings as an adjustment to dividends using the effective yield method. At December 31, 2010, the Series A preferred stock discount totaled $1.3 million. As a result of the redemption, the Company will accelerate the accretion of the remaining discount in proportion to the Series A preferred stock redeemed in the first quarter of 2011. This transaction has no effect on the outstanding warrant to purchase common stock issued to the Treasury as part of the original issuance of the Series A preferred stock. The Company may apply for approval to repay the remaining balance of the Series A preferred stock in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS
2010 Performance Summary
Our reported net income was $21.3 million for the year ended December 31, 2010, compared to a net income of $14.4 million for the year ended December 31, 2009. For 2010, net income available to common shareholders was $17.6 million, or $1.61 per diluted common share. Net income available to common shareholders was $10.7 million for 2009, or $0.99 per diluted common share. Cash dividends of $0.40 per common share were paid in 2010 and 2009.
We had total assets of $2.214 billion at December 31, 2010 compared to $2.062 billion at December 31, 2009. At December 31, 2010, shareholders’ equity totaled $212.1 million with book value per common share at $14.48, compared to $198.3 million with book value per share at $13.39 at the end of 2009. Tangible common equity to tangible common assets improved to 5.65% during 2010 from 5.19% in 2009. The Tier 1 capital ratio was 12.34% as of December 31, 2010 compared to 11.95% at December 31, 2009.
Key factors behind these results are discussed below.
•
At December 31, 2010, total gross loans (includes loans held for sale) were $1.349 billion, up 7% from year-end 2009, primarily in commercial mortgage and consumer indirect loans, as we have focused our business development efforts in these areas in accordance with our strategic objectives. Total deposits at December 31, 2010, were $1.883 billion, up 8% from year-end 2009, primarily attributable to a $113.6 million increase in retail deposits. Our deposit mix remains favorably weighted in lower cost demand, savings and money market accounts, which comprised 60.7% of total deposits at the end of 2010.

•
Nonperforming loans were $7.6 million at December 31, 2010, compared to $8.7 million at December 31, 2009, as our loan portfolio continues to benefit from responsible underwriting and lending practices.

•
Net charge-offs were $7.0 million in 2010 (or 0.54% of average loans) compared to $5.7 million in 2009 (or 0.47% of average loans). We had a $5.0 million participation interest in one commercial business loan, which was sold during the third quarter of 2010 for $1.9 million, resulting in a charge-off of $3.1 million.

•
The provision for loan losses was $6.7 million and $7.7 million, respectively, for 2010 and 2009. At year-end 2010, the allowance for loan losses of $20.5 million represented 1.52% of total loans (covering 270% of non-performing loans), compared to $20.7 million or 1.64% (covering 239% of non-performing loans) at year-end 2009. See also sections, “Allowance for Loan Losses” and “Non-performing Assets and Potential Problem Loans” for additional information on net charge-offs and non-performing loans.

•
Taxable equivalent net interest income was $80.7 million for 2010 or 8% higher than $75.0 million in 2009. Taxable equivalent interest income increased $1.2 million, while interest expense decreased by $4.5 million. The increase in taxable equivalent net interest income was a function of a favorable volume variance (increasing taxable equivalent net interest income by $6.3 million), partially offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $573 thousand). See also section, “Net Interest Income and Net Interest Margin” for additional information on taxable equivalent net interest income and net interest margin.

•
The net interest margin for 2010 was 4.07%, 3 basis points higher than 4.04% in 2009. The increase in net interest margin was attributable to a 10 basis point increase in interest rate spread (the net of a 36 basis point decrease in the cost of interest-bearing liabilities and a 26 basis decrease in the yield on earning assets), partially offset by a 7 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). See also section, “Net Interest Income and Net Interest Margin” for additional information on taxable equivalent net interest income and net interest margin.

•
Noninterest income was $19.5 million for 2010 compared to $18.8 million for 2009. Core fee-based revenues (defined as service charges on deposit accounts, ATM and debit fees, and broker-dealer fees and commissions) totaled $14.9 million for 2010, up $166 thousand from $14.7 million for 2009. Net mortgage banking income was $1.8 million for 2010, compared to $2.0 million in 2009, a decrease of $233 thousand from 2009, primarily attributable to lower secondary mortgage production experienced during 2010 and a decrease in our loan serviced for others portfolio. For additional discussion concerning noninterest income see section, “Noninterest Income.”

•
Net investment securities losses (defined as impairment charges on investment securities and net gain on disposal of investment securities) were $425 thousand for 2010, compared to net investment securities losses of $1.2 million for 2009, primarily attributable to other-than-temporary write-downs on investment securities.

•
Noninterest expense for 2010 was $60.9 million, a decrease of $1.9 million or 3% over 2009. FDIC assessments decreased $1.1 million, salaries and employee benefits decreased $823 thousand, and collectively all remaining noninterest expense categories were up $107 thousand or less than half a percent compared to 2009. Other noninterest expense for 2010 includes $1.0 million of losses relating to irregular instance of fraudulent debit card activity. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 60.36% for 2010 and 65.52% for 2009. For additional discussion regarding noninterest expense see section, “Noninterest Expense.”

•
Income tax expense for 2010 was $9.4 million compared to $6.1 million for 2009. The change in income tax expense was primarily due to a $10.1 million increase in pretax income between the years. For additional discussion concerning income tax see section, “Income Taxes.”

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
Net Interest Income and Net Interest Margin
Net interest income is the primary source of our revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.
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
The following table reconciles interest income per the consolidated statements of operations to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2010	2009	2008
Interest income per consolidated statements of operations	$96,509	$94,482	$98,948
Adjustment to fully taxable equivalent basis	1,895	2,692	4,292

Interest income adjusted to a fully taxable equivalent basis	98,404	97,174	103,240
Interest expense per consolidated statement of operations	17,720	22,217	33,617

Net interest income on a taxable equivalent basis	$80,684	$74,957	$69,623

Taxable equivalent net interest income of $80.7 million for 2010 was $5.7 million or 8% higher than 2009. While the average yields on our loans and assets declined, the impact was far exceeded by the benefit of substantial loan production and asset growth. The average balance of loans rose $85.4 million to $1.295 billion, reflecting growth in the commercial and consumer indirect loan portfolios, as we have focused business development efforts in those areas, and the average balance of interest-earning assets rose $124.3 million to $1.981 billion, both increases of 7%. We will continue to pursue loan development efforts in the commercial and consumer indirect lending portfolios in accordance with our prudent underwriting standards.
The increase in taxable equivalent net interest income was a function of a favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $6.3 million), partially offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $573 thousand). The change in mix and volume of earning assets increased taxable equivalent interest income by $6.8 million, while the change in volume and composition of interest-bearing liabilities increased interest expense by $499 thousand, for a net favorable volume impact of $6.3 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $5.6 million, while changes in rates on interest-bearing liabilities lowered interest expense by $5.0 million, for a net unfavorable rate impact of $573 thousand.
The net interest margin for 2010 was 4.07% compared to 4.04% in 2009. The 3 basis point improvement in net interest margin was attributable to a 10 basis point increase in interest rate spread (the net of a 36 basis point decrease in the cost of interest-bearing liabilities and a 26 basis decrease in the yield on earning assets), partially offset by a 7 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the relative value of noninterest-bearing deposits and other net free funds).
The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2010 and 2009.
For 2010, the yield on average earning assets of 4.97% was 26 basis points lower than 2009. Loan yields decreased 15 basis points to 5.86%. Commercial mortgage and consumer indirect loans in particular, down 26 and 34 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 69 basis points to 3.31%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $5.6 million.
The cost of average interest-bearing liabilities of 1.10% in 2010 was 36 basis points lower than 2009. The average cost of interest-bearing deposits was 0.97% in 2010, 36 basis points lower than 2009, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 14 basis points to 3.33% for 2010. The interest-bearing liability rate changes resulted in $5.0 million lower interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Average interest-earning assets of $1.981 billion in 2010 were $124.3 million or 7% higher than 2009. Average investment securities increased $71.2 million, mostly in high quality U.S. Government agency securities. Average loans increased $85.4 million or 7%, with a $33.3 million increase in commercial loans and a $74.2 million increase in consumer loans, offset by a $22.1 million decrease in residential mortgage loans.
Average interest-bearing liabilities of $1.610 billion in 2010 were up $85.1 million or 6% versus 2009, mainly attributable to higher average retail deposit balances. The impacts of the recent recession have had a positive impact on our deposit balances, as consumers tend to save more conservatively when consumer confidence is low. On average, interest-bearing deposits grew $89.0 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $36.0 million. Average wholesale funding decreased $3.9 million, net of the $6.0 million increase and $9.9 million decrease in short-term and long-term borrowings, respectively.
The recently enacted Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits for commercial accounts, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on us has not yet been determined, we expect interest costs associated with demand deposits to increase as a result of competitor responses to this change. See Part I, Item 1, Section “Supervision and Regulation” for a detailed discussion of this legislation.

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

	Years ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$5,034	$10	0.21%	$37,214	$82	0.22%	$26,568	$619	2.33%
Investment securities:
Taxable	571,856	17,101	2.99	454,552	16,466	3.62	487,687	21,882	4.49
Tax-exempt	108,900	5,416	4.97	155,054	7,920	5.11	233,864	13,065	5.59

Total investment securities	680,756	22,517	3.31	609,606	24,386	4.00	721,551	34,947	4.84
Loans:
Commercial business	206,167	9,939	4.82	204,235	9,612	4.71	167,760	10,476	6.24
Commercial mortgage	338,149	20,389	6.03	306,763	19,309	6.29	274,677	18,877	6.87
Residential mortgage	138,954	8,157	5.87	161,055	9,701	6.02	172,083	10,761	6.25
Home equity	202,189	9,224	4.56	193,929	9,121	4.70	189,448	11,041	5.83
Consumer indirect	382,977	25,379	6.63	313,239	21,838	6.97	185,197	13,098	7.07
Other consumer	26,950	2,789	10.35	30,791	3,125	10.15	34,895	3,421	9.80

Total loans	1,295,386	75,877	5.86	1,210,012	72,706	6.01	1,024,060	67,674	6.61

Total interest-earning assets	1,981,176	98,404	4.97	1,856,832	97,174	5.23	1,772,179	103,240	5.83

Less: Allowance for loan losses	20,883			20,355			16,287
Other noninterest-earning assets	206,303			197,439			149,453

Total assets	$2,166,596			$2,033,916			$1,905,345

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$382,517	705	0.18	$365,873	772	0.21	$347,702	3,246	0.93
Savings and money market	414,953	1,133	0.27	383,697	1,090	0.28	369,926	3,773	1.02
Certificates of deposit	726,330	13,015	1.79	685,259	17,228	2.51	617,381	22,330	3.62

Total interest-bearing deposits	1,523,800	14,853	0.97	1,434,829	19,090	1.33	1,335,009	29,349	2.20
Short-term borrowings	49,104	365	0.74	43,092	270	0.63	38,028	721	1.90
Long-term borrowings	37,043	2,502	6.75	46,913	2,857	6.09	53,687	3,547	6.61

Total borrowings	86,147	2,867	3.33	90,005	3,127	3.47	91,715	4,268	4.65

Total interest-bearing liabilities	1,609,947	17,720	1.10	1,524,834	22,217	1.46	1,426,724	33,617	2.36

Noninterest-bearing deposits	329,853			293,852			280,467
Other liabilities	15,485			20,890			15,249
Shareholders’ equity	211,311			194,340			182,905

Total liabilities and shareholders’ equity	$2,166,596			$2,033,916			$1,905,345

Net interest income (tax-equivalent)		$80,684			$74,957			$69,623

Interest rate spread			3.87%			3.77%			3.47%

Net earning assets	$371,229			$331,998			$345,455

Net interest margin (tax-equivalent)			4.07%			4.04%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.06%			121.77%			124.21%

MANAGEMENT’S DISCUSSION AND ANALYSIS
Rate /Volume Analysis
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2010 to 2009			Change from 2009 to 2008
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and other interest-earning deposits	$(65)	$(7)	$(72)	$179	$(716)	$(537)
Investment securities:
Taxable	3,807	(3,172)	635	(1,412)	(4,004)	(5,416)
Tax-exempt	(2,300)	(204)	(2,504)	(4,102)	(1,043)	(5,145)

Total investment securities	1,507	(3,376)	(1,869)	(5,514)	(5,047)	(10,561)
Loans:
Commercial business	92	235	327	2,015	(2,879)	(864)
Commercial mortgage	1,916	(836)	1,080	2,097	(1,665)	432
Residential mortgage	(1,302)	(242)	(1,544)	(673)	(387)	(1,060)
Home equity	382	(279)	103	256	(2,176)	(1,920)
Consumer indirect	4,665	(1,124)	3,541	8,930	(190)	8,740
Other consumer	(396)	60	(336)	(414)	118	(296)

Total loans	5,357	(2,186)	3,171	12,211	(7,179)	5,032

Total interest income	6,799	(5,569)	1,230	6,876	(12,942)	(6,066)

Interest expense:
Deposits:
Interest-bearing demand	34	(101)	(67)	162	(2,636)	(2,474)
Savings and money market	86	(43)	43	135	(2,818)	(2,683)
Certificates of deposit	982	(5,195)	(4,213)	2,257	(7,359)	(5,102)

Total interest-bearing deposits	1,102	(5,339)	(4,237)	2,554	(12,813)	(10,259)
Short-term borrowings	41	54	95	85	(536)	(451)
Long-term borrowings	(644)	289	(355)	(426)	(264)	(690)

Total borrowings	(603)	343	(260)	(341)	(800)	(1,141)

Total interest expense	499	(4,996)	(4,497)	2,213	(13,613)	(11,400)

Net interest income	$6,300	$(573)	$5,727	$4,663	$671	$5,334

MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $6.7 million for the year ended December 31, 2010 compared with $7.7 million for 2009. See the “Allowance for Loan Losses” section for further discussion.
Noninterest Income (Loss)
The following table summarizes our noninterest income (loss) for the years ended December 31 (in thousands):

	2010	2009	2008
Service charges on deposits	$9,585	$10,065	$10,497
ATM and debit card	3,995	3,610	3,313
Broker-dealer fees and commissions	1,283	1,022	1,458
Company owned life insurance	1,107	1,096	563
Loan servicing	1,124	1,308	664
Net gain on sale of loans held for sale	650	699	339
Net gain on disposal of investment securities	169	3,429	288
Impairment charges on investment securities	(594)	(4,666)	(68,215)
Net (loss) gain on sale and disposal of other assets	(203)	180	305
Other	2,338	2,052	2,010

Total noninterest income (loss)	$19,454	$18,795	$(48,778)

Service charges on deposits were $9.6 million in 2010, which was $480 thousand or 5% lower than 2009. The decrease was primarily attributable to lower nonsufficient funds fees in 2010, which were down $407 thousand to $7.9 million. In November 2009, the FRB issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions, commonly referred to as “Reg.-E”. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We implemented the provisions of Reg.-E in the third quarter of 2010 and the number of customers that have chosen to opt-in has exceeded our original expectations; however the extent of the adverse impacts of Reg.-E on our future service charge revenue is uncertain.
ATM and debit card income was $4.0 million for 2010, an increase of $385 thousand or 11%, compared to 2009, due to higher interchange fees resulting from an increase in the number of cardholders and an increase in customer transactions.
Broker-dealer fees and commissions were up $261 thousand or 26%, compared to 2009. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during 2010 as a result of improving market and economic conditions.
Loan servicing income represents fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized mortgage servicing assets. Loan servicing income decreased $184 thousand for the year ended December 31, 2010 compared to 2009, mainly as a result of more rapid amortization of servicing rights due to loans paying off prior to maturity and lower fees collected due to a decrease in the sold and serviced portfolio.
We recognized $425 thousand in net losses on investment securities during the year ended December 31, 2010 as compared to $1.2 million of net losses during the same period in 2009. The investment security net losses for 2010 resulted from other-than-temporary impairment charges of $594 thousand, partly offset by $169 thousand of gains on the disposal of securities. The 2010 OTTI charges primarily relate to pooled trust preferred securities that were designated as impaired in the first quarter due to credit quality. The $1.2 million of investment security losses for 2009 are a result of $4.7 million of other-than-temporary impairment charges, partly offset by $3.4 million of gains on the sale of securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2010	2009	2008
Salaries and employee benefits	$32,811	$33,634	$31,437
Occupancy and equipment	10,818	11,062	10,502
FDIC assessments	2,507	3,651	674
Computer and data processing	2,487	2,340	2,433
Professional services	2,197	2,524	2,141
Supplies and postage	1,772	1,846	1,800
Advertising and promotions	1,121	949	1,453
Other	7,204	6,771	7,021

Total noninterest expense	$60,917	$62,777	$57,461

Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $32.8 million for 2010, down $823 thousand or 2% from 2009. Average full-time equivalent employees (“FTEs”) were 577 for 2010, down 2% from 586 for 2009. Salary-related expenses were relatively unchanged at $25.3 million for 2010 and $25.2 million for 2009. Fringe benefit expenses decreased $876 thousand or 10%, primarily attributable to lower pension costs.
FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, decreased $1.1 million for the year ended December 31, 2010, due primarily to the one-time special assessment of $923 thousand incurred in the second quarter of 2009. FDIC assessment rates have also declined as a result of our improved financial ratios, upon which the assessment rate is based
Professional services expense of $2.2 million in 2010 decreased $327 thousand or 13% from 2009, primarily due to lower legal costs associated with loan workouts and other corporate activities.
Advertising and promotions expenses were $172 thousand or 18% higher in 2010 compared to 2009 due to increases in business development expenses.
Other noninterest expense increased $433 thousand or 6% during 2010 compared to 2009. This increase was primarily due to a loss of approximately $1.0 million relating to irregular instances of fraudulent debit card activity that we recorded in the fourth quarter of 2010. We have taken actions to limit our exposure to such fraudulent activity and we are reviewing the remedies that may by available. Any recoveries or other remedies received will be separate from the $1.0 million loss recorded in 2010 and will be recorded if and when received.
The efficiency ratio for the year ended December 31, 2010 improved to 60.36% compared with 65.52% for 2009. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluations and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.
Income Taxes
We recognized income tax expense of $9.4 million for 2010 compared to $6.1 million for 2009. The change in income tax expense was primarily due to a $10.1 million increase in pretax income between the years. We also recorded non-recurring tax benefits during 2010 of $1.2 million related to valuation of our deferred tax assets as a result of the NYS repeal of the experience method for determining bad debts and re-valuing at the highest Federal statutory rate of 35%. Our effective tax rates were 30.5% in 2010 and 29.8% in 2009. Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. Our income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits.

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
Taxable equivalent net interest income of $75.0 million for 2009 was $5.3 million or 8% higher than 2008. The increase in taxable equivalent net interest income was a combination of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $4.7 million) and favorable interest rate changes (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $671 thousand). The change in mix and volume of earning assets increased taxable equivalent interest income by $6.9 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $2.2 million, for a net favorable volume impact of $4.7 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $12.9 million, while changes in rates on interest-bearing liabilities lowered interest expense by $13.6 million, for a net favorable rate impact of $671 thousand.
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
For 2009, the yield on average earning assets of 5.23% was 60 basis points lower than 2008. Loan yields also decreased 60 basis points (to 6.01%). Commercial loans in particular, down 97 basis points, experienced lower yields given the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on securities and short-term investments was down 84 basis points to 4.00%, also impacted by the lower interest rate environment and prepayment speeds of mortgage-related investment securities purchased at a premium. Overall, earning asset rate changes reduced interest income by $12.9 million.
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
Average interest-earning assets of $1.857 billion in 2009 were $84.7 million or 5% higher than 2008. Average investment securities decreased $111.9 million as a result of mortgage-related investment securities sales and maturities. Average loans increased $186.0 million or 18%, with a $68.6 million increase in commercial loans and a $128.4 million increase in consumer loans, offset by a $11.0 million decrease in residential real-estate loans.
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
Provision for Loan Losses
The provision for loan losses totaled $7.7 million for the year ended December 31, 2009, versus $6.6 million for 2008. The increase in the provision was due to increased net charge-offs and increases in loan portfolio outstandings during 2009. See the “Allowance for Loan Losses” section for further discussion.
Noninterest Income
Service charges on deposits were $10.1 million in 2009, which was $432 thousand or 4% lower than 2008. The decrease was primarily attributable to lower nonsufficient fund fees in 2009, which were down $505 thousand to $8.3 million, offset by an increase in other service charges, which increased by $73 thousand to $1.8 million in 2009.
ATM and debit card income was $3.6 million for 2009, an increase of $297 thousand or 9%, compared to 2008, as the increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
We invested $20.0 million in company owned life insurance during the third quarter of 2008, resulting in the $533 thousand increase when comparing company owned life insurance income for the year ended December 31, 2009 to 2008.
Broker-dealer fees and commissions were down $436 thousand or 30%, compared to 2008. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which has declined during 2009 as a result of current market and economic conditions.
Net gain on sale of loans held for sale increased $360 thousand compared to the prior year, due primarily to higher gains on sales and related income resulting from increased volumes. Secondary mortgage production was $89.0 million for 2009, compared to $28.5 million for 2008. In addition, the 2008 income includes $104 thousand in net gains from the sale of student loans. We exited the student loan business in 2008.
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
The $4.7 million of impairment charges on investment securities for 2009 is comprised of valuation write-downs of $2.4 million on pooled trust preferred securities and $2.3 million on privately issued whole loan CMOs. The $68.2 million of impairment charges on investment securities for 2008 is comprised of valuation write-downs of $30.0 million on pooled TPS, $5.9 million on privately issued whole loan CMOs and $32.3 million on auction-rate securities.
Noninterest Expense
Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $33.6 million for 2009, up $2.2 million or 7% from 2008. Average FTEs were 586 for 2009, down 4% from 610 for 2008. Salary-related expenses were relatively unchanged at $25.2 million for 2009 and $25.1 million for 2008, a result of fewer FTEs offset by higher incentives and commissions. Fringe benefit expenses increased $2.1 million or 34%, primarily from higher pension and post-retirement benefit costs.
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
Professional services expense of $2.5 million in 2009 increased $383 thousand or 18% from 2008, primarily due to higher legal and other professional consultant costs associated with loan workouts and other corporate activities and projects.
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
Income Taxes
We recognized income tax expense of $6.1 million for 2009 compared to an income tax benefit of $21.3 million for 2008. The change in income tax was primarily due to us having pre-tax income for 2009 versus a pre-tax loss for 2008. Our effective tax rates were 29.8% in 2009 and (44.9%) in 2008. Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. Our income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. The unusual 2008 effective tax benefit rate results from the relationship between the size of the favorable permanent differences and pre-tax loss.

MANAGEMENT’S DISCUSSION AND ANALYSIS
2010 FOURTH QUARTER RESULTS
Net income was $5.1 million for the fourth quarter of 2010 compared with $5.4 million for the fourth quarter of 2009. After preferred dividends, fourth quarter diluted earnings per share for 2010 was $0.38 compared with $0.42 per share for the fourth quarter of 2009.
Net interest income totaled $20.1 million for the three months ended December 31, 2010, an increase of $853 thousand or 4% over the fourth quarter of 2009. The increase in net interest income compared to the fourth quarter of 2009 resulted primarily from lower funding costs, a result of continued re-pricing of our certificates of deposit in the low rate environment. Average earning assets increased $102.2 million or 5% in the fourth quarter of 2010 compared with the fourth quarter last year, with most of the growth in the investment securities portfolio, and the indirect consumer and commercial mortgage loan portfolios. The increase in average indirect consumer loans reflected our continued expansion, including expansion of our dealer network into the Capital District of New York State.
The net interest margin on a tax-equivalent basis was 4.01% in the fourth quarter of 2010, compared with 4.06% in the fourth quarter of 2009. Our yield on earning-assets decreased 29 basis points in the fourth quarter of 2010 compared with the same quarter last year. This was due to the effect of reinvesting cash flows in the low interest rate environment and a substantial portion of earning asset growth being concentrated in lower yielding mortgage-backed securities. The cost of interest-bearing liabilities decreased 27 basis points compared with the fourth quarter of 2009 due to continued downward changes in our interest-bearing deposit rates, a result of the continued re-pricing of certificates of deposit.
Noninterest income totaled $5.3 million for the fourth quarter of 2010, a 2% increase over the fourth quarter of 2009. Noninterest expense was $16.4 million for the fourth quarter of 2010, an increase of $1.3 million or 8% from the fourth quarter of 2009. This increase was primarily due to a loss of approximately $1.0 million relating to irregular instances of fraudulent debit card activity that we recorded in the fourth quarter of 2010.
Total assets at December 31, 2010 were $2.214 billion, down $35.2 million from $2.250 billion at September 30, 2010. Total gross loans (includes loans held for sale) were $1.349 billion and represented 61% of total assets at December 31, 2010, compared to $1.326 billion and 59% of total assets at September 30, 2010. Total investment securities were $694.5 million at December 31, 2010, down $25.1 million or 3% from September 30, 2010. Total deposits decreased $63.5 million to $1.883 billion at December 31, 2010, compared to $1.946 billion at September 30, 2010, due to seasonal reductions in public deposits. Lower cost demand, savings and money market accounts comprised 60.7% of total deposits at the end of 2010.
Total shareholders’ equity was $212.1 million at December 31, 2010, a $4.0 million decrease from September 30, 2010, due to a $7.5 million decrease in accumulated other comprehensive income, partially offset by a net increase of $3.1 million in our retained earnings. The decrease in accumulated comprehensive income was primarily related to a decrease in unrealized gains on investment securities from $13.0 million to $3.1 million driven by an increase in interest rates. Our tangible common equity as a percent of tangible assets was 5.56% as of December 31, 2010, with a tangible common book value per share of $11.06.
Non-performing assets were $8.9 million or 0.40% of total assets at December 31, 2010, up from $8.5 million at September 30, 2010. The ratio of non-performing loans to total loans was 0.56% at the end of the third and fourth quarters of 2010. The provision for loan losses was $2.0 million for the fourth quarter of 2010, compared to $2.2 million for the third quarter of 2010. Net charge-offs were $1.2 million, or 0.37% annualized, of average loans, down from $4.3 million, or 1.30% annualized, of average loans in the third quarter of 2010. The third quarter of 2010 included a $3.1 million charge-off related to one commercial business loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
OVERVIEW
At December 31, 2010, we had total assets of $2.214 billion, an increase of 7% from $2.062 billion as of December 31, 2009, primarily a result of the continued core business growth in both loans and deposits. Total gross loans (includes loans held for sale) were $1.349 billion as of December 31, 2010, up $84.7 million, or 7%, when compared to $1.264 billion as of December 31, 2009. The increase in loans was primarily attributed to the continued expansion of the indirect lending program in existing and new markets and commercial business development efforts. Non-performing assets totaled $8.9 million as of December 31, 2010, down $1.5 million from a year ago, due to decreases in both non-performing loans and investment securities for which we have stopped accruing interest. Total deposits amounted to $1.883 billion and $1.743 billion as of December 31, 2010 and 2009, respectively. The impacts of the recent recession have had a positive impact on our deposit balances, as consumers tend to save more conservatively when consumer confidence is low. As of December 31, 2010, total borrowed funds were $103.9 million, compared to $106.4 million as of December 31, 2009. Book value per common share was $14.48 and $13.39 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 our total shareholders’ equity was $212.1 million compared to $198.3 million a year earlier.
INVESTING ACTIVITIES
The following table summarizes the composition of the available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition
	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$141,591	$140,784	$134,564	$134,105	$67,871	$68,173
State and political subdivisions	105,622	105,666	80,812	83,659	129,572	131,711
Mortgage-backed securities:
Agency mortgage-backed securities	414,502	417,709	356,044	356,355	297,278	303,105
Non-Agency mortgage-backed securities	981	1,572	5,087	5,160	42,296	39,447
Asset-backed securities	564	637	1,295	1,222	3,918	3,918
Equity securities	—	—	—	—	923	1,152

Total available for sale securities	663,260	666,368	577,802	580,501	541,858	547,506
Securities held to maturity:
State and political subdivisions	28,162	28,849	39,573	40,629	58,532	59,147

Total investment securities	$691,422	$695,217	$617,375	$621,130	$600,390	$606,653

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. Our Treasurer, guided by ALCO, is responsible for investment portfolio decisions within the established policies.
Impairment Assessment
We review investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than-temporary impairment includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.

MANAGEMENT’S DISCUSSION AND ANALYSIS
As of December 31, 2010, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in our consolidated statements of operations. The following discussion provides further details of our assessment of the securities portfolio by investment category.
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	At December 31,
	2010		2009		2008
	Unrealized	% of	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total	Losses	Total
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$1,965	31.6%	$545	19.8%	$307	7.3%
State and political subdivisions	1,472	23.6	3	0.1	42	1.0
Mortgage-backed securities:
Agency mortgage-backed securities	2,655	42.7	1,638	59.3	981	23.1
Non-Agency mortgage-backed securities	—	—	330	12.0	2,854	67.3
Asset-backed securities	131	2.1	244	8.8	—	—
Equity securities	—	—	—	—	52	1.2

Total available for sale securities	6,223	100.0	2,760	100.0	4,236	99.9
Securities held to maturity:
State and political subdivisions	—	—	—	—	4	0.1

Total investment securities	$6,223	100.0%	$2,760	100.0%	$4,240	100.0%

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2010, there were 14 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, 7 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $8.9 million and unrealized losses of $54 thousand. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2010.
State and Political Subdivisions. As of December 31, 2010, the state and political subdivisions portfolio (“municipals”) totaled $133.9 million, of which $105.7 million was classified as available for sale. As of that date, $28.2 million was classified as held to maturity, with a fair value of $28.8 million. As of December 31, 2010, there were 95 municipals in an unrealized loss position, all of which were available for sale. These securities had an aggregate amortized cost of $39.9 million and unrealized losses of $1.5 million. There were no municipals in an unrealized loss position for 12 months or longer as of December 31, 2010. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2010.
Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2010, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily GNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
As of December 31, 2010, there were 36 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, only 4 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $2.3 million and unrealized losses of $11 thousand. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2010, on such MBS to be credit related or other-than-temporary. As of December 31, 2010, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $1.6 million and net unrealized gains of $591 thousand as of December 31, 2010. As of that date, each of the 3 non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. To date, we have recognized aggregate OTTI charges of $6.0 million due to reasons of credit quality against these securities, all of which was recorded prior to 2010.
Asset-backed Securities (“ABS”). As of December 31, 2010, the fair value of the ABS portfolio totaled $637 thousand and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments, we considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.
During 2010, we recognized OTTI charges totaling $594 thousand against 5 ABSs. Since the second quarter of 2008, we have written down each of the securities in the ABS portfolio, resulting in aggregate OTTI charges of $32.9 million through December 31, 2010. We expect to recover the remaining amortized cost of $564 thousand on the securities. As of December 31, 2010, each of the securities in the ABS portfolio was rated below investment grade. There were 8 ABS in a loss position with an aggregate amortized cost of $338 thousand and unrealized losses totaling $131 thousand as of December 31, 2010. Of these, 6 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $166 thousand and unrealized losses of $70 thousand. We determined at December 31, 2010 that the unrealized losses in the ABS portfolio are temporary.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. Our ownership of FHLB stock, which totaled $2.5 million at December 31, 2010, is included in other assets and recorded at cost.
As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. FRB stock totaled $3.9 million at December 31, 2010, is included in other assets and recorded at cost.
LENDING ACTIVITIES
Total loans were $1.346 billion at December 31, 2010, an increase $82.0 million or 6% from December 31, 2009. Commercial loans increased $26.9 million or 5% and represented 41.9% of total loans at the end of 2010, compared to 42.5% at December 31, 2009. Residential mortgage loans were $129.6 million, down $14.6 million or 10% and represented 9.6% of total loans compared to 11.4% at December 31, 2009, while consumer loans increased $69.8 million to represent 48.5% of total loans at December 31, 2010 and 46.1% at December 31, 2009. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$211,031	15.7%	$206,383	16.3%	$180,100	16.1%	$157,550	16.3%	$130,695	14.1%
Commercial mortgage	352,930	26.2	330,748	26.2	285,383	25.5	272,394	28.3	275,884	29.8

Total commercial	563,961	41.9	537,131	42.5	465,483	41.6	429,944	44.6	406,579	43.9

Residential mortgage	129,580	9.6	144,215	11.4	177,683	15.8	166,863	17.3	163,244	17.6

Home equity	208,327	15.5	200,684	15.9	189,794	16.9	194,144	20.1	203,426	22.0
Consumer indirect	418,016	31.1	352,611	27.9	255,054	22.8	134,977	14.0	106,445	11.5
Other consumer	26,106	1.9	29,365	2.3	33,065	2.9	38,245	4.0	46,788	5.0

Total consumer	652,449	48.5	582,660	46.1	477,913	42.6	367,366	38.1	356,659	38.5

Total loans	1,345,990	100.0%	1,264,006	100.0%	1,121,079	100.0%	964,173	100.0%	926,482	100.0%
Allowance for loan losses	20,466		20,741		18,749		15,521		17,048

Total loans, net	$1,325,524		$1,243,265		$1,102,330		$948,652		$909,434

The decrease in residential mortgage loans from $177.7 million to $144.2 million to $129.6 million for the periods ending December 31, 2008, 2009 and 2010, respectively, and the increase in consumer indirect loans from $255.1 million to $352.6 million to $418.0 million for the same periods reflects a strategic shift to increase our consumer indirect loan portfolio, while placing less emphasis on expanding our residential mortgage loan portfolio, coupled with our practice of selling the majority of our fixed-rate residential mortgages in the secondary market with servicing rights retained.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and consumer loans, inferring higher potential losses on an individual customer basis. Commercial loans increased during 2010 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial business loans were $211.0 million at the end of 2010, up $4.6 million or 2% since year-end 2009, and comprised 15.7% of total loans outstanding at December 31, 2010 compared to 16.3% at December 31, 2009. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. Within the commercial business classification, loans to finance agricultural production totaled approximately 1% of total loans as of December 31, 2010.
Commercial mortgage loans totaled $352.9 million at December 31, 2010, up $22.2 million or 7% from December 31, 2009, and comprised 26.2% of total loans, unchanged from year-end 2009. Commercial mortgage includes both owner occupied and non-owner occupied commercial real estate loans. Approximately 51% of the commercial mortgage portfolio at December 31, 2010 was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area.
Our current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing and / or pre-sales, minimum debt-service coverage ratios, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land which has a 65% LTV maximum. Our LTV guidelines are in compliance with regulatory supervisory limits.
Residential mortgage loans totaled $129.6 million at the end of 2010, down $14.6 million or 10% from the prior year and comprised 9.6% of total loans outstanding at December 31, 2010 and 11.4% at December 31, 2009. Residential mortgage loans include conventional first lien home mortgages and we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, the majority of our fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained.
Our underwriting and risk-based pricing guidelines for consumer-related real estate loans consist of a combination of borrower FICO (credit score) and the LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production in 2010 was 759 compared to 763 in 2009. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.
Consumer loans totaled $652.4 million at December 31, 2010, up $69.8 million or 12% compared to 2009, and represented 48.5% of the 2010 year-end loan portfolio versus 46.1% at year-end 2009. Loans in this classification include indirect consumer, home equity and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.
Consumer indirect loans amounted to $418.0 million at December 31, 2010 up $65.4 million or 19% compared to 2009, and represented 31.1% of the 2010 year-end loan portfolio versus 27.9% at year-end 2009. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2010, we originated $204.4 million in indirect loans with a mix of approximately 33% new auto and 67% used vehicles. This compares with $199.1 million in indirect loans with a mix of approximately 32% new auto and 68% used vehicles for the same period in 2009. We do business with over 300 franchised auto dealers, primarily in Western and Central New York. During 2010, we continued to grow our indirect lending network by establishing relationships with dealerships in the Capital District of New York. In the latter part of 2010, we began efforts to expand our dealer network into Northern Pennsylvania and anticipate indirectly originating loans there in the first half of 2011.
Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions. Home equities amounted to $208.3 million at December 31, 2010 up $7.6 million or 4% compared to 2009, and represented 15.5% of the 2010 year-end loan portfolio versus 15.9% at year-end 2009. The portfolio had a weighted average LTV at origination of approximately 52% at December 31, 2010. Approximately 37% of the loans in the home equity portfolio are second lien positions at December 31, 2010.
Other consumer loans totaled $26.1 million at December 31, 2010, down $3.3 million or 11% compared to 2009, and represented 1.9% of the 2010 year-end loan portfolio versus 2.3% at year-end 2009. Other consumer consists of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound nonaccrual and charge off policies.
An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, no significant concentrations, as defined above, existed in the Company’s portfolio in excess of 10% of total loans.
Loans Held for Sale and Mortgage Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) totaled $3.1 million and $421 thousand as of December 31, 2010 and 2009, respectively, all of which were residential real estate loans.
We sell certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio decreased to $328.9 million as of December 31, 2010 from $349.8 million as of December 31, 2009. The decrease in the sold and serviced portfolio resulted from a decrease in residential loan origination and refinancing volumes associated with the interest rate environment during 2010 compared to 2009.
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis
	Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses, beginning of year	$20,741	$18,749	$15,521	$17,048	$20,231
Charge-offs:
Commercial business	3,426	2,360	720	618	1,472
Commercial mortgage	263	355	1,192	439	603
Residential mortgage	290	225	320	319	278
Home equity	259	195	110	255	108
Consumer indirect	4,669	3,637	2,011	988	532
Other consumer	909	1,058	1,106	1,276	1,206

Total charge-offs	9,816	7,830	5,459	3,895	4,199
Recoveries:
Commercial business	326	428	684	1,140	1,777
Commercial mortgage	501	150	315	216	161
Residential mortgage	21	12	26	50	71
Home equity	36	20	19	12	22
Consumer indirect	1,485	1,030	548	235	224
Other consumer	485	480	544	599	603

Total recoveries	2,854	2,120	2,136	2,252	2,858

Net charge-offs	6,962	5,710	3,323	1,643	1,341
Provision (credit) for loan losses	6,687	7,702	6,551	116	(1,842)

Allowance for loan losses, end of year	$20,466	$20,741	$18,749	$15,521	$17,048

Net charge-offs to average loans	0.54%	0.47%	0.32%	0.18%	0.14%
Allowance to end of period loans	1.52%	1.64%	1.67%	1.61%	1.84%
Allowance to end of period non-performing loans	270%	239%	229%	192%	108%

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Loan Losses by Loan Category
	At December 31,
	2010		2009		2008		2007		2006
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial business	$3,712	15.7%	$4,407	16.3%	$3,300	16.1%	$2,505	16.3%	$3,294	14.1%
Commercial mortgage	6,431	26.2	6,638	26.2	4,635	25.5	4,640	28.3	5,494	29.8
Residential mortgage	1,013	9.6	1,251	11.4	2,516	15.8	1,763	17.3	1,748	17.6
Home equity	972	15.5	1,043	15.9	2,374	16.9	1,869	20.1	2,082	22.0
Consumer indirect	7,754	31.1	6,837	27.9	5,152	22.8	2,284	14.0	1,749	11.5
Other consumer	584	1.9	565	2.3	772	2.9	798	4.0	751	5.0
Unallocated (1)	—	—	—	—	—	—	1,662	—	1,930	—

Total	$20,466	100.0%	$20,741	100.0%	$18,749	100.0%	$15,521	100.0%	$17,048	100.0%

(1)
During 2008 management revised estimation techniques related to allocation of the allowance to specific loan segments. The result was the elimination of the unallocated portion of the allowance for loan losses and allocation of the entire balance to specific loan segments.

Management believes that the allowance for loan losses at December 31, 2010 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.
Non-performing Assets and Potential Problem Loans
The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets
	At December 31,
	2010	2009	2008	2007	2006
Non-accruing loans:
Commercial business	$947	$650	$510	$839	$4,031
Commercial mortgage	3,100	2,288	2,670	3,294	7,671
Residential mortgage	2,102	2,376	3,365	2,987	3,127
Home equity	875	880	1,143	661	712
Consumer indirect	514	621	445	278	166
Other consumer	41	7	56	16	130

Total non-accruing loans	7,579	6,822	8,189	8,075	15,837
Restructured accruing loans	—	—	—	—	—
Accruing loans contractually past due over 90 days	3	1,859	7	2	3

Total non-performing loans	7,582	8,681	8,196	8,077	15,840
Foreclosed assets	741	746	1,007	1,421	1,203
Non-performing investment securities	572	1,015	49	—	—

Total non-performing assets	$8,895	$10,442	$9,252	$9,498	$17,043

Non-performing loans to total loans	0.56%	0.69%	0.73%	0.84%	1.71%
Non-performing assets to total assets	0.40%	0.51%	0.48%	0.51%	0.89%

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2010 were $8.9 million, a decrease of $1.5 million from the $10.4 million balance at December 31, 2009. The primary component of non-performing assets is non-performing loans, which were $7.6 million at December 31, 2010, a decrease of $1.1 million from the $8.7 million balance at December 31, 2009. The decrease in non-performing loans was attributable to a commercial relationship included in accruing loans past due 90 days or more at December 31, 2009 on which we collected substantially all of the $1.9 million balance during the first quarter of 2010, partially offset by a $757 thousand increase in non-accruing loans.
The ratio of non-performing loans to total loans was 0.56% at December 31, 2010, compared to 0.69% at December 31, 2009. This ratio continues to compare favorably to the average of our peer group, which was 3.53% of total loans at December 31, 2010, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of December 31, 2010 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).
Non-accruing loans at December 31, 2010 were $7.6 million compared to $6.8 million at December 31, 2009. Approximately $3.3 million, or 43%, of the $7.6 million in non-accruing loans as of December 31, 2010 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. For non-accruing loans outstanding as of December 31, 2010, the amount of interest income forgone totaled $474 thousand. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $534 thousand at December 31, 2010. We had no TDRs which were accruing interest as of December 31, 2010.
Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 13 properties totaling $741 thousand at December 31, 2010 and 14 properties totaling $746 thousand at December 31, 2009.
Non-performing investment securities for which we have stopped accruing interest were $572 thousand at December 31, 2010, a decrease of $443 thousand from the $1.0 million balance at December 31, 2009. The decrease in non-performing investment securities reflects net losses, both realized and unrealized, in our asset backed securities portfolio.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $11.5 million and $18.4 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2010 and 2009, respectively.
FUNDING ACTIVITIES
Deposits
The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$350,877	18.6%	$324,303	18.6%	$292,586	17.9%
Interest-bearing demand	374,900	19.9	363,698	20.9	344,616	21.1
Savings and money market	417,359	22.2	368,603	21.1	348,594	21.3
Certificates of deposit < $100,000	555,840	29.5	512,969	29.5	482,863	29.6
Certificates of deposit of $100,000 or more	183,914	9.8	173,382	9.9	164,604	10.1

Total deposits	$1,882,890	100.0%	$1,742,955	100.0%	$1,633,263	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2010, total deposits were $1.883 billion, representing an increase of $139.9 million for the year. Certificates of deposit were approximately 39% of total deposits at both December 31, 2010 and 2009.
Nonpublic deposits, the largest component of our funding sources, represented 80% of total deposits and totaled $1.501 billion and $1.387 billion as of December 31, 2010 and 2009, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account. Nonpublic deposit levels continue to be positively impacted by the 2008 de novo branch expansion as our Henrietta and Greece branches have grown to $51.0 million and $34.6 million in deposits, respectively as of December 31, 2010. We had no brokered deposits outstanding at December 31, 2010 or 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
As an additional source of funding, we offer a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of our total deposits. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. As of December 31, 2010, total public deposits were $382.2 million or 20% of total deposits, compared to $355.9 million or 20% of total deposits, as of December 31, 2009. In general, the number of public relationships remained stable in comparison to the prior year.
Short-term Borrowings
Short-term borrowings from the FHLB are used to satisfy funding requirements resulting from daily fluctuations in deposit, loan and investment activities. FHLB borrowings are collateralized by certain investment securities, FHLB stock owned by us and certain qualifying loans. At December 31, 2010, short-term borrowings consisted of Federal funds purchased of $38.2 million and $38.9 million of overnight repurchase agreements. At December 31, 2009, short-term borrowings consisted of Federal funds purchased of $9.4 million, $35.1 million of overnight repurchase agreements and a $15.0 million advance from the Federal Reserve’s Term Auction Facility.
The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2010	2009	2008
Year-end balance	$77,110	$59,543	$23,465
Year-end weighted average interest rate	0.21%	0.59%	0.48%
Maximum outstanding at any month-end	$77,110	$85,912	$56,861
Average balance during the year	$49,104	$43,092	$38,028
Average interest rate for the year	0.74%	0.63%	1.90%
Long-term Borrowings
Long-term borrowings totaled $26.8 million at December 31, 2010 and consisted of $10.0 million in FHLB repurchase agreements, $65 thousand of FHLB amortizing advances and $16.7 million in junior subordinated debentures. At December 31, 2009, long-term borrowings totaled $46.8 million and consisted of $30.0 million in FHLB repurchase agreements, $145 thousand of FHLB amortizing advances and $16.7 million in junior subordinated debentures.
In February 2001, we established FISI Statutory Trust I (the “Trust”), which issued 16,200 fixed rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in our related junior subordinated debentures, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures mature in 2031 and are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a fixed interest rate equal to 10.20%. We incurred $487 thousand in costs related to the issuance that are being amortized over 20 years using the straight-line method. The Trust is accounted for as an unconsolidated subsidiary.
Shareholders’ Equity
Shareholders’ equity increased by $13.9 million in 2010 to $212.1 million at December 31, 2010, primarily due to net income of $21.3 million, partially offset by common and preferred dividends of $8.1 million. For detailed information on shareholders’ equity, see Note 11, Shareholders’ Equity, of the notes to consolidated financial statements.
The Company and Bank are subject to various regulatory capital requirements. At December 31, 2010, both the Company and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 10, Regulatory Matters, of the notes to consolidated financial statements.
GOODWILL
The carrying amount of goodwill totaled $37.4 million as of December 31, 2010 and 2009. The goodwill relates to our primary subsidiary and reporting unit, Five Star Bank. We perform a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant. On September 30, 2010, the Company performed the annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. We test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Declines in the market value of our publicly traded stock price or declines in our ability to generate future cash flows may increase the potential that goodwill recorded on our consolidated statement of financial condition be designated as impaired and that we may incur a goodwill write-down in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LIQUIDITY AND CAPITAL RESOURCES
The objective of maintaining adequate liquidity is to assure that we meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of matured borrowings, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. We achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, our ability to sell or pledge securities, lines-of-credit, and access to the financial and capital markets. In addition, we currently have an effective shelf registration that allows for the ability to issue up to $50 million in common stock.
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
Our cash and cash equivalents were $39.1 million as of December 31, 2010, down from $43.0 million as of December 31, 2009. Our net cash provided by operating activities totaled $35.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $169.2 million, which included net loan origination funding of $89.5 million and net securities transactions of $77.8 million. Net cash provided by financing activities of $129.9 million was attributed to the $139.9 million and $17.6 million increase in deposits and borrowings, respectively, partially offset by $20.1 million repayments of long-term debt and $7.7 million in cash paid for dividends.
Contractual Obligations and Other Commitments
The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2010
	Within 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	Years	years	Total
On-Balance sheet:
Certificates of deposit (1)	$554,104	$141,608	$43,888	$154	$739,754
Long-term borrowings	10,065	—	—	16,702	26,767
Supplemental executive retirement plans	155	318	318	708	1,499

Off-Balance sheet:
Limited partnership investments (2)	$695	$1,391	$695	$—	$2,781
Commitments to extend credit (3)	357,240	—	—	—	357,240
Standby letters of credit (3)	4,075	1,216	1,233	—	6,524
Operating leases	1,218	2,188	1,933	5,868	11,207

(1)
Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $68.1 million in three months or less; $27.0 million between three months and six months; $58.5 million between six months and one year; and $30.3 million over one year.

(2)
We have committed to capital investments in several limited partnerships of up to $6.1 million. As of December 31, 2010, we have contributed $3.3 million to the partnerships, including $806 thousand during 2010.

(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.
Off-Balance Sheet Arrangements
With the exception of obligations in connection with our trust preferred securities and in connection with our irrevocable loan commitments, operating leases and limited partnership investments, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 9, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Security Yields and Maturities Schedule
The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2010. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. We have stopped accruing interest on our asset-backed securities. No tax-equivalent adjustments were made to the weighted average yields (in thousands).

					Due after five
	Due in one year		Due from one to		years through		Due after ten
	or less		five years		ten years		years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$—	—%	$59,324	2.25%	$60,113	2.48%	$22,154	1.40%	$141,591	2.21%
State and political subdivisions	17,186	3.53	43,177	3.10	45,259	2.19	—	—	105,622	2.78
Mortgage-backed securities	8,503	4.02	12,423	3.96	118,320	1.96	276,237	3.57	415,483	3.13
Asset-backed securities	—	—	—	—	—	—	564	—	564	—

	25,689	3.69	114,924	2.75	223,692	2.15	298,955	3.41	663,260	2.88
Held to maturity debt securities:
State and political subdivisions	21,439	2.43	5,490	4.13	1,055	5.08	178	5.53	28,162	2.88

	$47,128	3.12%	$120,414	2.82%	$224,747	2.16%	$299,133	3.41%	$691,422	2.88%

Contractual Loan Maturity Schedule
The following table summarizes the contractual maturities of our loan portfolio at December 31, 2010. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less	Due from one	Due after five
	than one year	to five years	years	Total
Commercial business	$130,990	$71,730	$8,311	$211,031
Commercial mortgage	80,096	161,978	110,856	352,930
Residential mortgage	25,556	57,534	46,490	129,580
Home equity	35,208	91,464	81,655	208,327
Consumer indirect	136,355	269,061	12,600	418,016
Other consumer	11,772	13,006	1,328	26,106

Total loans	$419,977	$664,773	$261,240	$1,345,990

Loans maturing after one year:
With a predetermined interest rate		$205,867	$166,360	$372,227
With a floating or adjustable rate		458,906	94,880	553,786

Total loans maturing after one year		$664,773	$261,240	$926,013

MANAGEMENT’S DISCUSSION AND ANALYSIS
Capital Resources
The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum Tier 1 leverage ratio of 4.00%, a minimum Tier 1 capital ratio of 4.00% and a minimum total risk-based capital ratio of 8.00%. The following table reflects the ratios and their components (in thousands):

	2010	2009
Total shareholders’ equity	$212,144	$198,294
Less: Unrealized gain on securities available for sale, net of tax	1,877	1,655
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(6,599)	(5,357)
Disallowed goodwill and other intangible assets	37,369	37,369
Disallowed deferred tax assets	14,608	17,214
Plus: Qualifying trust preferred securities	16,200	16,200

Tier 1 capital	$181,089	$163,613

Adjusted average total assets (for leverage capital purposes)	$2,177,911	$2,054,699

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	8.31%	7.96%

Total Tier 1 capital	$181,089	$163,613
Plus: Qualifying allowance for loan losses	18,363	17,153

Total risk-based capital	$199,452	$180,766

Net risk-weighted assets	$1,466,957	$1,368,653

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	12.34%	11.95%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	13.60%	13.21%
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, which are those policies that management believes are the most important to our financial position and results, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions and judgments, which, in turn, may affect amounts reported in the financial statements.
We have numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, valuation of goodwill and deferred tax assets, the valuation of securities and determination of OTTI, and accounting for defined benefit plans require particularly subjective or complex judgments important to our financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Adequacy of the Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. We believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements.
For additional discussion related to our accounting policies for the allowance for loan losses, see the sections titled “Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.
Valuation of Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes the annual goodwill impairment test as of September 30 of each year. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The fair value of each reporting unit is compared to the recorded book value “step one”. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.
Valuation of Deferred Tax Assets
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Management evaluates deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Company’s tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 14, Income Taxes, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Valuation and Other Than Temporary Impairment of Securities
We record all of our securities that are classified as available for sale at fair value. The fair value of equity securities are determined using public quotations, when available. Where quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of third-party pricing services using market observable inputs. Private placement securities and other corporate fixed maturities where we do not receive a public quotation are valued using a variety of acceptable valuation methods. Market rates used are applicable to the yield, credit quality and average maturity of each security. Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes or through the use of internal models or analysis.
Securities are evaluated quarterly to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the current intent or requirement to hold or sell the security, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in expected cash flows, creditworthiness, near term prospects of issuers, the level of credit subordination, estimated loss severity, and delinquencies, to determine whether a loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of impairment related to non-credit related factors on securities not intended to be sold is recognized in other comprehensive income.
Defined Benefit Pension Plan
Management is required to make various assumptions in valuing its defined benefit pension plan assets and liabilities. These assumptions include, but are not limited to, the expected long-term rate of return on plan assets, the weighted average discount rate used to value certain liabilities and the rate of compensation increase. We use a third-party specialist to assist in making these estimates and assumptions. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of operations or liquidity.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Asset-Liability Management
The principal objective of our interest rate risk management is to evaluate the interest rate risk inherent in assets and liabilities, determine the appropriate level of risk to us given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by our Board of Directors. Management is responsible for reviewing with the Board of Directors our activities and strategies, the effect of those strategies on the net interest margin, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management has developed an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.
Net Interest Income at Risk Analysis
The primary tool we use to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the statement of financial condition. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis as of December 31, 2010 (dollars in thousands):

Changes in	Net Interest Income			Economic Value of Equity
interest rate	Amount	Change		Amount	Change

+ 300 basis points	$80,089	$(655)	(0.81)%	$409,884	$(45,722)	(10.04)%
+ 200 basis points	80,387	(357)	(0.44)	428,304	(27,303)	(5.99)
+ 100 basis points	80,342	(402)	(0.50)	443,028	(12,578)	(2.76)
- 100 basis points	76,204	(4,540)	(5.62)	438,274	(17,332)	(3.80)
We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2010, a 100 basis point increase in rates would decrease net interest income by $402 thousand, or 0.5%, over the next twelve-month period. A 100 basis point decrease in rates would decrease net interest income by $4.5 million, or 5.6%, over a twelve-month period. As of December 31, 2010, a 100 basis point increase in rates would decrease the economic value of equity by $12.6 million, or 2.8%, over the next twelve-month period. A 100 basis point decrease in rates would decrease the economic value of equity by $17.3 million, or 3.8%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.
In addition to the changes in interest rate scenarios listed above, we typically run other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2010. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Borrowings include junior subordinated debentures. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2010
		Over Three	Over
	Three	Months	One Year
	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and interest-earning deposits in other banks	$—	$94	$—	$—	$94
Investment securities	99,649	137,148	262,173	192,452	691,422
Loans	420,507	211,128	604,736	112,757	1,349,128

Total interest-earning assets	$520,156	$348,370	$866,909	$305,209	2,040,644

Cash and due from banks					38,964
Other assets (1)					134,699

Total assets					$2,214,307

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$792,259	$—	$—	$—	$792,259
Certificates of deposit	180,581	373,523	185,496	154	739.754
Borrowings	77,175	10,000	—	16,702	103,877

Total interest-bearing liabilities	$1,050,015	$383,523	185,496	16,856	1,635,890

Noninterest-bearing deposits					350,877
Other liabilities					15,396

Total liabilities					2,002,163
Shareholders’ equity					212,144

Total liabilities and shareholders’ equity					$2,214,307

Interest sensitivity gap	$(529,859)	$(35,153)	$681,413	$288,353	$404,754

Cumulative gap	$(529,859)	$(565,012)	$116,401	$404,754

Cumulative gap ratio (2)	49.5%	60.6%	107.2%	124.7%
Cumulative gap as a percentage of total assets	(23.9)%	(25.5)%	5.3%	18.3%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.

(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.
For purposes of interest rate risk management, we direct more attention on simulation modeling, such as “net interest income at risk” as previously discussed, rather than gap analysis. The net interest income at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2010. That report appears herein.

/s/ Peter G. Humphrey	/s/ Karl F. Krebs
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 7, 2011	March 7, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Financial Institutions, Inc.:
We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Rochester, New York
March 7, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Financial Institutions, Inc.:
We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Rochester, New York
March 7, 2011

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except share and per share data)	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,964	$42,874
Federal funds sold and interest-bearing deposits in other banks	94	85

Total cash and cash equivalents	39,058	42,959
Securities available for sale, at fair value	666,368	580,501
Securities held to maturity, at amortized cost (fair value of $28,849 and $40,629, respectively)	28,162	39,573
Loans held for sale	3,138	421
Loans (net of allowance for loan losses of $20,466 and $20,741, respectively)	1,325,524	1,243,265
Company owned life insurance	26,053	24,867
Premises and equipment, net	33,263	34,783
Goodwill	37,369	37,369
Other assets	55,372	58,651

Total assets	$2,214,307	$2,062,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$350,877	$324,303
Interest-bearing demand	374,900	363,698
Savings and money market	417,359	368,603
Certificates of deposit	739,754	686,351

Total deposits	1,882,890	1,742,955
Short-term borrowings	77,110	59,543
Long-term borrowings	26,767	46,847
Other liabilities	15,396	14,750

Total liabilities	2,002,163	1,864,095

Commitments and contingencies (Note 9)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and issued	153	153
Series A preferred stock, $100 par value, 7,503 shares authorized and issued, aggregate liquidation preference of $37,515; net of $1,305 and $1,672 discount, respectively	36,210	35,843
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	53,785	53,418
Common stock, $0.01 par value, 50,000,000 shares authorized, 11,348,122 shares issued	113	113
Additional paid-in capital	26,029	26,940
Retained earnings	144,599	131,371
Accumulated other comprehensive loss	(4,722)	(3,702)
Treasury stock, at cost — 410,616 and 527,854 shares, respectively	(7,660)	(9,846)

Total shareholders’ equity	212,144	198,294

Total liabilities and shareholders’ equity	$2,214,307	$2,062,389

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008
Interest income:
Interest and fees on loans	$75,877	$72,706	$67,674
Interest and dividends on investment securities	20,622	21,694	30,655
Other interest income	10	82	619

Total interest income	96,509	94,482	98,948

Interest expense:
Deposits	14,853	19,090	29,349
Short-term borrowings	365	270	721
Long-term borrowings	2,502	2,857	3,547

Total interest expense	17,720	22,217	33,617

Net interest income	78,789	72,265	65,331
Provision for loan losses	6,687	7,702	6,551

Net interest income after provision for loan losses	72,102	64,563	58,780

Noninterest income (loss):
Service charges on deposits	9,585	10,065	10,497
ATM and debit card	3,995	3,610	3,313
Broker-dealer fees and commissions	1,283	1,022	1,458
Company owned life insurance	1,107	1,096	563
Loan servicing	1,124	1,308	664
Net gain on sale of loans held for sale	650	699	339
Net gain on disposal of investment securities	169	3,429	288
Impairment charges on investment securities	(594)	(4,666)	(68,215)
Net (loss) gain on sale and disposal of other assets	(203)	180	305
Other	2,338	2,052	2,010

Total noninterest income (loss)	19,454	18,795	(48,778)

Noninterest expense:
Salaries and employee benefits	32,811	33,634	31,437
Occupancy and equipment	10,818	11,062	10,502
FDIC assessments	2,507	3,651	674
Computer and data processing	2,487	2,340	2,433
Professional services	2,197	2,524	2,141
Supplies and postage	1,772	1,846	1,800
Advertising and promotions	1,121	949	1,453
Other	7,204	6,771	7,021

Total noninterest expense	60,917	62,777	57,461

Income (loss) before income taxes	30,639	20,581	(47,459)
Income tax expense (benefit)	9,352	6,140	(21,301)

Net income (loss)	$21,287	$14,441	$(26,158)

Preferred stock dividends, net of accretion	3,725	3,697	1,538

Net income (loss) available to common shareholders	$17,562	$10,744	$(27,696)

Earnings (loss) per common share (Note 15):
Basic	$1.62	$0.99	$(2.54)
Diluted	$1.61	$0.99	$(2.54)
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2010, 2009 and 2008

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2008	$17,581	$113	$24,778	$158,744	$667	$(6,561)	$195,322
Comprehensive income:
Net loss	—	—	—	(26,158)	—	—	(26,158)
Other comprehensive loss, net of tax	—	—	—	—	(4,680)	—	(4,680)

Total comprehensive loss							(30,838)
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(241)	—	—	(241)
Repurchase of common shares	—	—	—	—	—	(4,818)	(4,818)
Repurchase of Series A 3% preferred stock	(6)	—	3	—	—	—	(3)
Warrant issued in connection with Series A preferred stock	—	—	2,025	—	—	—	2,025
Issue shares of Series A preferred stock	37,515	—	—	—	—	—	37,515
Discount on Series A preferred stock	(2,025)	—	—	—	—	—	(2,025)
Share-based compensation plans:
Share-based compensation	—	—	603	30	—	—	633
Stock options exercised	—	—	(12)	—	—	44	32
Restricted stock awards issued	—	—	(998)	—	—	998	—
Directors’ retainer	—	—	(2)	—	—	114	112
Accrued undeclared cumulative dividend on Series A preferred stock, net of accretion	9	—	—	(56)	—	—	(47)
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.54 per share	—	—	—	(5,885)	—	—	(5,885)

Balance at December 31, 2008	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300
Comprehensive income:
Net income	—	—	—	14,441	—	—	14,441
Other comprehensive income, net of tax	—	—	—	—	311	—	311

Total comprehensive income							14,752
Issuance costs of Series A preferred stock	—	—	(68)	—	—	—	(68)
Share-based compensation plans:
Share-based compensation	—	—	852	2	—	—	854
Stock options exercised	—	—	(4)	—	—	19	15
Restricted stock awards issued, net	—	—	(207)	—	—	207	—
Directors’ retainer			(30)			151	121
Accrued undeclared cumulative dividend on Series A preferred stock, net of accretion	344	—	—	(537)	—	—	(193)
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$223.61 per share	—	—	—	(1,678)	—	—	(1,678)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.40 per share	—	—	—	(4,327)	—	—	(4,327)

Balance at December 31, 2009	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294

Continued on next page
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
Years ended December 31, 2010, 2009 and 2008

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2009	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Balance carried forward

Comprehensive income:
Net income	—	—	—	21,287	—	—	21,287
Other comprehensive loss, net of tax	—	—	—	—	(1,020)	—	(1,020)

Total comprehensive income							20,267
Purchases of treasury stock	—	—	—	—	—	(69)	(69)
Share-based compensation plans:
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock options exercised	—	—	(74)	—	—	290	216
Restricted stock awards issued, net	—	—	(1,853)	—	—	1,853	—
Directors’ retainer			(15)			112	97
Accrued undeclared cumulative dividend on Series A preferred stock, net of accretion	367	—	—	(367)	—	—	—
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$250.00 per share	—	—	—	(1,876)	—	—	(1,876)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.40 per share	—	—	—	(4,334)	—	—	(4,334)

Balance at December 31, 2010	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$21,287	$14,441	$(26,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,537	4,067	3,959
Net amortization of premiums on securities	3,005	2,587	390
Provision for loan losses	6,687	7,702	6,551
Share-based compensation	1,031	854	633
Deferred income tax expense (benefit)	2,468	7,470	(23,848)
Proceeds from sale of loans held for sale	42,195	90,290	28,685
Originations of loans held for sale	(44,262)	(88,999)	(28,453)
Increase in company owned life insurance	(1,107)	(1,096)	(563)
Net gain on sale of loans held for sale	(650)	(699)	(339)
Net gain on disposal of investment securities	(169)	(3,429)	(288)
Impairment charges on investment securities	594	4,666	68,215
Net loss (gain) on sale and disposal of other assets	203	(180)	(305)
Increase in other assets	(353)	(8,773)	(1,322)
Increase (decrease) in other liabilities	961	(6,633)	(5,866)

Net cash provided by operating activities	35,427	22,268	21,291

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(430,952)	(602,259)	(310,191)
Held to maturity	(19,791)	(29,280)	(54,925)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	219,974	353,545	337,704
Held to maturity	30,885	46,891	57,325
Proceeds from sales and calls of securities available for sale	122,090	224,928	58,368
Net loan originations	(89,507)	(165,716)	(161,414)
Purchases of company owned life insurance	(79)	(79)	(20,112)
Proceeds from sales of other assets	611	1,709	1,783
Purchases of premises and equipment	(2,438)	(1,959)	(6,333)

Net cash used in investing activities	(169,207)	(172,220)	(97,795)

Cash flows from financing activities:
Net increase in deposits	139,935	109,692	57,292
Net increase (decrease) in short-term borrowings	17,567	36,078	(2,178)
Proceeds from long-term borrowings	—	—	30,000
Repayments of long-term borrowings	(20,080)	(508)	(25,212)
Purchases of preferred and common shares	(69)	—	(4,821)
Proceeds from issuance of preferred and common shares, net of issuance costs	—	(68)	35,602
Proceeds from issuance of common stock warrant	—	—	2,025
Proceeds from stock options exercised	216	15	32
Cash dividends paid to preferred shareholders	(3,358)	(3,160)	(1,482)
Cash dividends paid to common shareholders	(4,332)	(4,325)	(6,240)

Net cash provided by financing activities	129,879	137,724	85,018

Net (decrease) increase in cash and cash equivalents	(3,901)	(12,228)	8,514
Cash and cash equivalents, beginning of period	42,959	55,187	46,673

Cash and cash equivalents, end of period	$39,058	$42,959	$55,187

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Institutions, Inc., a financial holding company organized under the laws of New York State, and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Western and Central New York. The Company owns 100% of Five Star Bank, a New York State chartered bank, and Five Star Investment Services, Inc., a broker-dealer subsidiary offering noninsured investment products. The Company also owns 100% of FISI Statutory Trust I (the “Trust”), which was formed in February 2001 for the purpose of issuing trust preferred securities. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.
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

(b.) Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. Material estimates relate to the determination of the allowance for loan losses, assumptions used in the defined benefit pension plan accounting, the carrying value of goodwill and deferred tax assets, and the valuation and other than temporary impairment (“OTTI”) considerations related to the securities portfolio. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.

(c.) Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Cash paid during the year for:
Interest expense	$17,676	$21,682	$37,160
Income taxes, net of income tax refunds	6,923	(1,312)	3,797
Non-cash activity:
Real estate and other assets acquired in settlement of loans	$561	$1,096	$1,185
Dividends declared and unpaid	1,694	1,692	1,497
(Decrease) increase in net unsettled security purchases	(317)	(1,348)	1,453
Loans securitized and sold	—	15,983	—
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
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as, the current intent to hold or sell the security, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in expected cash flows, creditworthiness, near term prospects of issuers, the level of credit subordination, estimated loss severity, and delinquencies, to determine whether a loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of impairment related to non-credit related factors is recognized in other comprehensive income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

(e.) Loans Held for Sale and Mortgage Servicing Rights

The Company generally makes the determination of whether or not to identify a mortgage loan as held for sale at the time the loan is closed based on the Company’s intent and ability to hold the loan. Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination cost and fees are deferred at origination of the loans and recognized as part of the gain and loss on sale of the loans, determined using the specific identification method, in the consolidated statement of operations.

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. MSRs are recorded at their fair value at the time a loan is sold and servicing rights are retained. MSRs are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of operations in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. On a quarterly basis the Company evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Company stratifies the related mortgage loans on the basis of their predominant risk characteristics, such as interest rates, year of origination and term, using discounted cash flows and market-based assumptions. Impairment of MSRs is recognized through a valuation allowance, determined by estimating the fair value of each stratum and comparing it to its carrying value. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance. No impairment loss was recognized during the years ended December 31, 2010 or 2009. The Company recognized an impairment loss of $343 thousand during the year ended December 31, 2008.

Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. Loan servicing income (a component of noninterest income in the consolidated statements of operations) consists of fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(f.) Loans

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Loans are carried at the principal amount outstanding, net of any unearned income and unamortized deferred fees and costs on originated loans. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized into net interest income over the contractual life of the related loans or over the commitment period as an adjustment of yield. Interest income on loans is based on the principal balance outstanding computed using the effective interest method.

A loan is considered delinquent when a payment has not been received in accordance with the contractual terms. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for retail loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance (generally a minimum of six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Company’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off, and are reported in aggregate to the Bank’s Board of Directors. Commercial business and commercial mortgage loans are charged-off when a determination is made that the financial condition of the borrower indicates that the loan will not be collectible in the ordinary course of business. Residential mortgage loans and home equities are generally charged-off or written down when the credit becomes severely delinquent and the balance exceeds the fair value of the property less costs to sell. Indirect and other consumer loans, both secured and unsecured, are generally charged-off in full during the month in which the loan becomes 120 days past due, unless the collateral is in the process of repossession in accordance with the Company’s policy.

A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain on nonaccrual status until there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payments will continue. See Allowance for Loan Losses below for further policy discussion and see Note 4 for additional information on loans.

(g.) Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, stand by letters of credit and financial guarantees. Such financial instruments are recorded in the consolidated financial statements when they are funded or when related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and establishes loss allowances for such risks if and when these are deemed necessary.

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2010 had terms ranging from one to five years.

Fees received for providing loan commitments and letters of credit that result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to other income as banking fees and commissions over the commitment period when funding is not expected.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(h.) Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis and is based upon periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. Specific allowances are established for impaired loans. Commercial business and commercial mortgage loans are individually evaluated and measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure.

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate to each loan group. The loss rate is based on historical experience and as a result can differ from actual losses incurred in the future. The historical loss rate is adjusted for qualitative factors such as levels and trends of delinquent and non-accruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, and concentrations of credit risk, interest rates, highly leveraged borrowers, information risk and collateral risk. The qualitative factors are reviewed at least quarterly and adjustments are made as needed.

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

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned at December 31, 2010 was $741 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(j.) Company Owned Life Insurance

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

(k.) Premises and Equipment

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

(l.) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes the annual goodwill impairment test as of September 30 of each year. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The fair value of each reporting unit is compared to the recorded book value “step one”. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

The company had other intangible assets, consisting entirely of core deposit intangibles, which were fully amortized as of December 31, 2009. Amortization expense for these other intangible assets for the years ended December 31, 2009 and 2008 was $280 thousand and $307 thousand, respectively. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years).

(m.) Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The non-marketable investments in FHLB and FRB stock are included in other assets in the consolidated statements of financial condition at par value or cost and are periodically reviewed for impairment. The dividends received relative to these investments are included in other noninterest income in the consolidated statements of operations.

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $2.5 million and $3.3 million as of December 31, 2010 and 2009, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million as of December 31, 2010 and 2009.

(n.) Equity Method Investments

The Company has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $3.6 million and $2.7 million as of December 31, 2010 and 2009, respectively.

(o.) Treasury Stock
Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(p.) Employee Benefits

The Company participates in a non-contributory defined benefit pension plan for certain employees who previously met participation requirements. The Company also provides post-retirement benefits, principally health and dental care, to employees of a previously acquired entity. The Company has closed the pension and post-retirement plans to new participants. The actuarially determined pension benefit is based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974. The cost of the pension and post-retirement plans are based on actuarial computations of current and future benefits for employees, and is charged to noninterest expense in the consolidated statements of operations.

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

(q.) Share-Based Compensation Plans

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

(r.) Income Taxes

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

(s.) Earnings (Loss) Per Share

Effective January 1, 2009, the Company adopted new authoritative accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. The adoption and resulting adjustments to conform to the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(t.) Recent Accounting Pronouncements

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

FASB ASC 310 Receivables (“ASC 310”) was amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. These new disclosure requirements were adopted by the Company during the current year and are presented in Note 4 — Loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(2.) INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$141,591	$1,158	$1,965	$140,784
State and political subdivisions	105,622	1,516	1,472	105,666
Mortgage-backed securities:
Federal National Mortgage Association	96,300	798	1,030	96,068
Federal Home Loan Mortgage Corporation	83,745	321	1,317	82,749
Government National Mortgage Association	102,633	2,422	7	105,048
Collateralized mortgage obligations:
Federal National Mortgage Association	8,938	231	11	9,158
Federal Home Loan Mortgage Corporation	15,917	329	1	16,245
Government National Mortgage Association	106,969	1,761	289	108,441
Privately issued	981	591	—	1,572

Total collateralized mortgage obligations	132,805	2,912	301	135,416

Total mortgage-backed securities	415,483	6,453	2,655	419,281
Asset-backed securities	564	204	131	637

Total available for sale securities	$663,260	$9,331	$6,223	$666,368

Securities held to maturity:
State and political subdivisions	$28,162	$687	$—	$28,849

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$134,564	$86	$545	$134,105
State and political subdivisions	80,812	2,850	3	83,659
Mortgage-backed securities:
Federal National Mortgage Association	75,108	629	259	75,478
Federal Home Loan Mortgage Corporation	37,321	413	56	37,678
Government National Mortgage Association	110,576	97	342	110,331
Collateralized mortgage obligations:
Federal National Mortgage Association	16,274	250	94	16,430
Federal Home Loan Mortgage Corporation	20,879	504	14	21,369
Government National Mortgage Association	95,886	56	873	95,069
Privately issued	5,087	403	330	5,160

Total collateralized mortgage obligations	138,126	1,213	1,311	138,028

Total mortgage-backed securities	361,131	2,352	1,968	361,515
Asset-backed securities	1,295	171	244	1,222

Total available for sale securities	$577,802	$5,459	$2,760	$580,501

Securities held to maturity:
State and political subdivisions	$39,573	$1,056	$—	$40,629

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(2.) INVESTMENT SECURITIES (Continued)
Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2010	2009	2008
Taxable interest and dividends	$17,101	$16,466	$21,882
Tax-exempt interest and dividends	3,521	5,228	8,773

Total interest and dividends on securities	$20,622	$21,694	$30,655

Sales of securities available for sale for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Proceeds from sales and calls	$122,090	$224,928	$58,368
Gross realized gains	173	6,826	291
Gross realized losses	4	3,397	3
The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2010 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$25,689	$25,952
Due from one to five years	114,924	117,338
Due after five years through ten years	223,692	218,640
Due after ten years	298,955	304,438

	$663,260	$666,368

Debt securities held to maturity:
Due in one year or less	$21,439	$21,583
Due from one to five years	5,490	5,856
Due after five years through ten years	1,055	1,205
Due after ten years	178	205

	$28,162	$28,849

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(2.)	INVESTMENT SECURITIES (Continued)
The following tables show the investments’ gross unrealized losses (excluding unrealized losses that have been written down through the consolidated statements of operations) and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 (in thousands).

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$47,752	$1,911	$8,821	$54	$56,573	$1,965
State and political subdivisions	38,398	1,472	—	—	38,398	1,472
Mortgage-backed securities:
Federal National Mortgage Association	46,777	1,030	—	—	46,777	1,030
Federal Home Loan Mortgage Corporation	60,707	1,317	—	—	60,707	1,317
Government National Mortgage Association	5,135	7	—	—	5,135	7
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	2,332	11	2,332	11
Federal Home Loan Mortgage Corporation	612	1	—	—	612	1
Government National Mortgage Association	17,798	289	—	—	17,798	289

Total collateralized mortgage obligations	18,410	290	2,332	11	20,742	301

Total mortgage-backed securities	131,029	2,644	2,332	11	133,361	2,655
Asset-backed securities	111	61	96	70	207	131

Total temporarily impaired securities	$217,290	$6,088	$11,249	$135	$228,539	$6,223

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$83,480	$360	$10,003	$185	$93,483	$545
State and political subdivisions	—	—	150	3	150	3
Mortgage-backed securities:
Federal National Mortgage Association	24,964	258	643	1	25,607	259
Federal Home Loan Mortgage Corporation	5,627	56	—	—	5,627	56
Government National Mortgage Association	55,304	342	—	—	55,304	342
Collateralized mortgage obligations:
Federal National Mortgage Association	353	2	5,384	92	5,737	94
Federal Home Loan Mortgage Corporation	490	1	814	13	1,304	14
Government National Mortgage Association	79,645	873	—	—	79,645	873
Privately issued	—	—	2,985	330	2,985	330

Total collateralized mortgage obligations	80,488	876	9,183	435	89,671	1,311

Total mortgage-backed securities	166,383	1,532	9,826	436	176,209	1,968
Asset-backed securities	278	244	—	—	278	244

Total temporarily impaired securities	$250,141	$2,136	$19,979	$624	$270,120	$2,760

There were no unrealized losses in held to maturity securities at December 31, 2010 or December 31, 2009.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(2.) INVESTMENT SECURITIES (Continued)
The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.
The following summarizes the amounts of OTTI recognized during the years ended December 31 by investment category (in thousands).

	2010	2009	2008
Mortgage-backed securities — Privately issued whole loan CMOs	$—	$2,353	$5,918
Asset-backed securities — Trust preferred securities	526	1,787	23,443
Asset-backed securities — Other	68	526	6,531
Equity securities — Auction rate securities	—	—	32,323

	$594	$4,666	$68,215

At December 31, 2010, the number of investment securities in an unrealized loss position totaled 156. As of December 31, 2010, management does not have the intent to sell any of the securities in a loss position and believes that it is likely that it will not be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates and terms over the yields and terms available at the time the underlying securities were purchased or, for securities determined to have been other-than-temporarily impaired, from the time impairment charges were last recognized and the securities were written down. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(3.) LOANS HELD FOR SALE AND MORTGAGE SERVICING RIGHTS
Loans held for sale were entirely comprised of residential real estate mortgages and totaled $3.1 million and $421 thousand as of December 31, 2010 and 2009, respectively.
The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $328.9 million and $349.8 million as of December 31, 2010 and 2009, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $6.2 million at December 31, 2010. The activity in capitalized mortgage servicing assets, included in other assets in the consolidated statements of financial condition, is summarized as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Mortgage servicing assets, beginning of year	$1,534	$925	$1,000
Originations	408	952	230
Amortization	(300)	(343)	(305)

Mortgage servicing assets, end of year	1,642	1,534	925
Valuation allowance	(175)	(185)	(362)

Mortgage servicing assets, net, end of year	$1,467	$1,349	$563

The Company did not securitize any loans in 2010 or 2008. During 2009, the Company pooled $16.0 million of one-to-four family residential mortgage loans and converted the loans to FHLMC securities. The Company retained servicing responsibilities for this securitization. The mortgage-backed securities received in exchange for the loans were classified as available-for-sale and subsequently sold. The $564 thousand gain recognized on the sale of the securities is included in the consolidated statements of operations under net gain on disposal of investment securities.
(4.) LOANS
The Company’s loan portfolio consisted of the following at December 31 (in thousands):

		Net Deferred
		Loan (Fees)
	Loans, Gross	Costs	Loans, Net
2010
Commercial business	$210,948	$83	$211,031
Commercial mortgage	353,537	(607)	352,930
Residential mortgage	129,553	27	129,580
Home equity	205,070	3,257	208,327
Consumer indirect	400,221	17,795	418,016
Other consumer	25,937	169	26,106

Total	$1,325,266	$20,724	1,345,990

Allowance for loan losses			(20,466)

Total loans, net			$1,325,524

2009
Commercial business	$206,512	$(129)	$206,383
Commercial mortgage	331,268	(520)	330,748
Residential mortgage	144,286	(71)	144,215
Home equity	197,795	2,889	200,684
Consumer indirect	338,495	14,116	352,611
Other consumer	29,192	173	29,365

Total	$1,247,548	$16,458	1,264,006

Allowance for loan losses			(20,741)

Total loans, net			$1,243,265

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(4.) LOANS (Continued)
The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.
Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on substantially the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $609 thousand and $555 thousand at December 31, 2010 and 2009, respectively. During 2010, new borrowings amounted to $144 thousand (including borrowings of executive officers and directors that were outstanding at the time of their election), and repayments and other reductions were $90 thousand.
Past Due Loans Aging
The following table provides an analysis, by loan class, of the Company’s delinquent and nonaccrual loans as of December 31 (in thousands):

			Greater
	30-59 Days	60-89 Days	Than 90	Total Past			Total
	Past Due	Past Due	Days	Due	Nonaccrual	Current	Loans
2010
Commercial business	$172	$92	$—	$264	$947	$209,737	$210,948
Commercial mortgage	163	—	—	163	3,100	350,274	353,537
Residential mortgage	492	6	—	498	2,102	126,953	129,553
Home equity	428	47	—	475	875	203,720	205,070
Consumer indirect	656	107	—	763	514	398,944	400,221
Other consumer	82	1	3	86	41	25,810	25,937

Total loans, gross	$1,993	$253	$3	$2,249	$7,579	$1,315,438	$1,325,266

2009
Commercial business	$141	$3	$76	$220	$650	$205,642	$206,512
Commercial mortgage	212	319	1,783	2,314	2,288	326,666	331,268
Residential mortgage	1,039	—	—	1,039	2,376	140,871	144,286
Home equity	388	54	—	442	880	196,473	197,795
Consumer indirect	1,304	110	—	1,414	621	336,460	338,495
Other consumer	105	8	—	113	7	29,072	29,192

Total loans, gross	$3,189	$494	$1,859	$5,542	$6,822	$1,235,184	$1,247,548

The table above includes certain loans which were past due greater than 90 days and still accruing interest. As of December 31, 2010, there were $3 thousand in consumer overdrafts which were past due greater than 90 days. As of December 31, 2009, there were $76 thousand in commercial business loans and $1.8 million in commercial mortgage loans which were past due greater than 90 days and still accruing interest.
Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, estimated interest income of $474 thousand, $388 thousand, and $546 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.
Troubled Debt Restructured Loans
Troubled debt restructured loans (“TDRs”) are loans that the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or nonaccrual loans. Included in nonaccrual loans are commercial TDRs of $534 thousand at December 31, 2010. The Company had no TDRs on which it continued to accrue interest at December 31, 2010. There were no TDRs outstanding at December 31, 2009.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(4.) LOANS (Continued)
Impaired Loans
Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2010
With no related allowance recorded:
Commercial business	$372	$524	$—	$275	$—
Commercial mortgage	187	187	—	481	—

	559	711	—	756	—
With an allowance recorded:
Commercial business	576	576	149	1,828	—
Commercial mortgage	2,913	2,921	883	1,897	—

	3,489	3,497	1,032	3,725	—

	$4,048	$4,208	$1,032	$4,481	$—

2009
With no related allowance recorded:
Commercial business	$292	$414	$—	$1,200	$—
Commercial mortgage	714	716	—	1,222	—

	1,006	1,130	—	2,422	—
With an allowance recorded:
Commercial business	358	386	155	605	—
Commercial mortgage	1,574	1,574	699	758	69

	1,932	1,960	854	1,363	69

	$2,938	$3,090	$854	$3,785	$69

During the year ended December 31, 2008, the Company’s average investment in impaired loans was $3.1 million. There was no interest income recognized on impaired loans during the year ended December 31, 2008. At December 31, 2010, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.
Credit Quality Indicators
The Company utilizes an internal asset classification system as a means of identifying and reporting problem and potential problem commercial loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful”. Substandard loans include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants. Loans that do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories are considered “Uncriticized” or pass-rated loans and are included in groups of homogeneous loans with similar risk and loss characteristics.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(4.) LOANS (Continued)
The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial	Commercial
	Business	Mortgage
2010
Uncriticized	$194,510	$338,061
Special mention	11,479	4,931
Substandard	4,959	10,545

Total	$210,948	$353,537

2009
Uncriticized	$185,256	$305,129
Special mention	12,737	13,339
Substandard	8,519	12,800

Total	$206,512	$331,268

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential	Home	Consumer	Other
	Mortgage	Equity	Indirect	Consumer
2010
Performing	$127,451	$204,195	$399,707	$25,896
Non-performing	2,102	875	514	41

Total	$129,553	$205,070	$400,221	$25,937

2009
Performing	$141,910	$196,915	$337,874	$29,185
Non-performing	2,376	880	621	7

Total	$144,286	$197,795	$338,495	$29,192

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(4.) LOANS (Continued)
Allowance for Loan Losses
The following table sets forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

		Commercial	Residential	Home	Consumer	Other
	Commercial	Mortgage	Mortgage	Equity	Indirect	Consumer	Total
2010
Allowance for loan losses:
Beginning balance	$4,407	$6,638	$1,251	$1,043	$6,837	$565	$20,741
Charge-offs	3,426	263	290	259	4,669	909	9,816
Recoveries	326	501	21	36	1,485	485	2,854
Provision (credit)	2,405	(445)	31	152	4,101	443	6,687

Ending balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466

Evaluated for impairment:
Individually	$149	$883	$—	$—	$—	$—	$1,032

Collectively	$3,563	$5,548	$1,013	$972	$7,754	$584	$19,434

Loans:
Ending balance	$210,948	$353,537	$129,553	$205,070	$400,221	$25,937	$1,325,266

Evaluated for impairment:
Individually	$948	$3,100	$—	$—	$—	$—	$4,048

Collectively	$210,000	$350,437	$129,553	$205,070	$400,221	$25,937	$1,321,218

	2009	2008
Beginning balance	$18,749	$15,521
Charge-offs	7,830	5,459
Recoveries	2,120	2,136
Provision (credit)	7,702	6,551

Ending balance	$20,741	$18,749

Risk Characteristics
Commercial business loans primarily consist of loans to small to mid-sized businesses in our market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, inferring higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events or conditions in real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.
Residential mortgage loans and home equities (comprised of home equity loans and home equity lines) are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.
Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(5.) PREMISES AND EQUIPMENT, NET
Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2010	2009
Land and land improvements	$4,335	$4,334
Buildings and leasehold improvements	39,215	39,553
Furniture, fixtures, equipment and vehicles	23,645	23,771

Premises and equipment	67,195	67,658
Accumulated depreciation and amortization	(33,932)	(32,875)

Premises and equipment, net	$33,263	$34,783

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of operations, amounted to $3.5 million for the year ended December 31, 2010, $3.8 million for the year ended December 31, 2009 and $3.7 million for the year ended December 31, 2008.
(6.) GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill totaled $37.4 million as of December 31, 2010 and 2009. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant. On September 30, 2010, the Company performed the annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of the Company’s annual impairment test date, there was no indication of goodwill impairment. The Company tests its goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(7.) DEPOSITS
A summary of deposits as of December 31 are as follows (dollars in thousands):

	2010	2009
Noninterest-bearing demand	$350,877	$324,303
Interest-bearing demand	374,900	363,698
Savings and money market	417,359	368,603
Certificates of deposit, due:
Within one year	554,104	526,549
One to two years	126,955	132,289
Two to three years	14,653	8,200
Three to five years	43,888	18,968
Thereafter	154	345

Total certificates of deposits	739,754	686,351

Total deposits	$1,882,890	$1,742,955

Certificates of deposit in denominations of $100,000 or more at December 31, 2010, 2009 and 2008 amounted to $183.9 million, $173.4 million and $164.6 million, respectively. Interest expense on those certificates totaled $2.4 million, $3.2 million and $5.7 million in 2010, 2009 and 2008, respectively.
Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2010	2009	2008
Interest-bearing demand	$705	$772	$3,246
Savings and money market	1,133	1,090	3,773
Certificates of deposit	13,015	17,228	22,330

Total interest expense on deposits	$14,853	$19,090	$29,349

(8.) BORROWINGS
Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2010	2009
Short-term borrowings:
Federal funds purchased	$38,200	$9,419
Repurchase agreements	38,910	35,124
Other short-term borrowings	—	15,000

Total short-term borrowings	77,110	59,543

Long-term borrowings:
FHLB advances and repurchase agreements	10,065	30,145
Junior subordinated debentures	16,702	16,702

Total long-term borrowings	26,767	46,847

Total borrowings	$103,877	$106,390

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. At December 31, 2010, the Company’s short-term and long-term borrowings had weighted average rates of 0.21% and 7.87%, respectively.
Short-term Borrowings
Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $38.2 million and $9.4 million at December 31, 2010 and 2009, respectively. Repurchase agreements are secured overnight borrowings with customers. These short-term repurchase agreements amounted to $38.9 million and $35.1 million as of December 31, 2010 and 2009, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(8.) BORROWINGS (Continued)
Long-term Borrowings
The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, amortizing and term advances, and repurchase agreements. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. FHLB advances totaled $65 thousand and $145 thousand as of December 31, 2010 and 2009, respectively. The advances mature on various dates in 2011 and had a weighted average rate of 5.89% at December 31, 2010. FHLB repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. FHLB repurchase agreements totaled $10.0 million and $30.0 million as of December 31, 2010 and 2009, respectively. The FHLB repurchase agreements mature during 2011 and bear a fixed interest rate of 3.98% at December 31, 2010. The $10.1 million of outstanding FHLB advances and repurchase agreements at December 31, 2010 is scheduled to be paid during 2011.
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
The Company, through the Trust, issued 16,200 fixed rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable semi-annually at a fixed interest rate of 10.20%. The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are redeemable prior to the maturity date of February 22, 2031, at the option of the Company on or after February 22, 2011, in whole or in part on semi-annual payment dates (February 22 or August 22) in periods thereafter. The subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters; however the Company has not opted to defer any payments to date.
Interest expense on borrowings for the years ended December 31 is summarized as follows (in thousands):

	2010	2009	2008
Short-term borrowings	$365	$270	$721
Long-term borrowings	2,502	2,857	3,547

Total interest expense on borrowings	$2,867	$3,127	$4,268

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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
Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2010	2009
Commitments to extend credit	$357,240	$316,688
Standby letters of credit	6,524	6,887
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
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $8.0 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with other assets in the consolidated statements of financial condition, totaling $187 thousand and negative fair values, included within other liabilities in the consolidated statements of financial condition, totaling $13 thousand. At December 31, 2009, forward sales commitments totaled $4.5 million. At December 31, 2009, these forward sales commitments had positive fair values, included with other assets in the consolidated statements of financial condition, totaling $63 thousand. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of operations.
Lease Obligations
The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2010 (in thousands):

2011	$1,218
2012	1,164
2013	1,024
2014	993
2015	940
Thereafter	5,868

$11,207

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of operations, was $1.4 million, $1.5 million and $1.1 million in 2010, 2009 and 2008, respectively.
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
December 31, 2010, 2009 and 2008
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
The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:

Tier 1 leverage:	Company	$181,089	8.31%	$87,116	4.00%	$108,896	5.00%
	Bank	156,957	7.22	86,958	4.00	108,697	5.00

Tier 1 capital:	Company	181,089	12.34	58,678	4.00	88,017	6.00
	Bank	156,957	10.74	58,450	4.00	87,674	6.00

Total risk-based capital:	Company	199,452	13.60	117,357	8.00	146,696	10.00
	Bank	175,250	11.99	116,899	8.00	146,124	10.00

December 31, 2009:

Tier 1 leverage:	Company	$163,613	7.96%	$82,188	4.00%	$102,735	5.00%
	Bank	154,316	7.53	82,018	4.00	102,522	5.00

Tier 1 capital:	Company	163,613	11.95	54,746	4.00	82,119	6.00
	Bank	154,316	11.33	54,475	4.00	81,712	6.00

Total risk-based capital:	Company	180,766	13.21	109,492	8.00	136,865	10.00
	Bank	171,385	12.58	108,949	8.00	136,186	10.00

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(10.) REGULATORY MATTERS (Continued)
Five Star Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on the Bank’s Tier 1 capital, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change the Bank’s categorization as well capitalized under the aforementioned ratios.
Federal Reserve Requirements
The Bank is required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2010 and 2009.
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
In addition, pursuant to the terms of the Treasury’s TARP Capital Purchase Program (see Note 11, Shareholders’ Equity), the Company may not declare or pay any cash dividends on its common stock other than regular quarterly cash dividends of not more than $0.10 without the consent of the Treasury.
(11.) SHAREHOLDERS’ EQUITY
The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. As of December 31, 2010, there were 183,259 shares of preferred stock issued and outstanding.
In addition, the Company currently has an effective shelf registration which allows for the ability to issue up to $50 million in common stock.
Common Stock
The changes in shares of common stock outstanding were as follows for the years ended December 31:

	2010	2009
Shares outstanding at beginning of period	10,820,268	10,798,019
Restricted stock awards issued, net	99,324	13,172
Stock options exercised	15,563	1,010
Directors’ retainer	6,009	8,067
Treasury stock purchases	(3,658)	—

Shares outstanding at end of period	10,937,506	10,820,268

Treasury Stock
The Company had 410,616 shares and 527,854 shares of treasury stock at December 31, 2010 and 2009, respectively. The Company repurchased 3,658 shares of its common stock from employees in order to facilitate the payment of withholding taxes on restricted shares granted. There were no open market transactions during the year ended December 31, 2010. There were no repurchases of the Company’s stock during 2009.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(11.) SHAREHOLDERS’ EQUITY (Continued)
Preferred Stock and Warrant
Series A 3% Preferred Stock. As of December 31, 2010, there were 1,533 shares of Series A 3% preferred stock issued and outstanding. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.
Series A Preferred Stock and Warrant. In December 2008, under the Treasury’s TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement — Standard Terms with the U.S. Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of common stock, par value $0.01 per share at an exercise price of $14.88 per share (subject to certain anti-dilution adjustments) (the “Warrant”), of the Company. The Company’s Series A preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 10, Regulatory Matters).
The Series A preferred stock ranks senior to the Company’s common shares and pari passu, which is at an equal level in the capital structure, with existing preferred shares (“Series A 3%” preferred stock), other than preferred shares which by their terms rank junior to any other existing preferred shares (“Series B-1 8.48%” preferred stock). The Series A preferred stock pays a compounding cumulative dividend, in cash, at a rate of 5% per annum through February 15, 2014, and 9% per annum thereafter on the liquidation preference of $5,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock or repurchasing or redeeming any shares of the Company’s common shares, other junior securities or preferred stock ranking pari passu with the Series A preferred stock in any quarter unless all accrued and unpaid dividends are paid on the Series A preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. The Series A preferred stock is non-voting, other than class voting rights on matters that could adversely affect the Series A preferred stock. The Treasury may also transfer the Series A preferred stock to a third party at any time.
Under the terms of TARP, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company is permitted, subject to consultation with its appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance in full, the Secretary of Treasury shall liquidate the warrants associated with the assistance at the current market price. The Company is subject to existing supervisory procedures for approving redemption requests for capital instruments if it elects to repay the TARP funds. The FRB will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend.
The Warrant has a term of 10 years and is exercisable at any time, in whole or in part, at an exercise price of $14.88 per share (subject to certain anti-dilution adjustments). The $37.5 million in proceeds was allocated to the Series A preferred stock and the Warrant based on their relative fair values at issuance ($35.5 million was allocated to the Series A preferred stock and $2.0 million to the Warrant). The $2.0 million allocated to the Warrant is being charged to retained earnings as an adjustment to the dividend yield using the effective yield method. The amount charged to retained earnings is deducted from the numerator in calculating basic and diluted earnings per share during the related reporting period (see Note 15, Earnings (Loss) per Share).
Series B-1 8.48% Preferred Stock. As of December 31, 2010, there were 174,223 shares of Series B-1 8.48% preferred stock issued and outstanding. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(12.) COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) is reported in the accompanying consolidated statements of changes in shareholders’ equity. Information related to comprehensive income (loss) for the years ended December 31 was as follows (in thousands):

	Pre-tax	Tax Expense	Net-of-tax
	Amount	(Benefit)	Amount
2010
Securities available for sale:
Change in net unrealized gain/loss during the period	$(16)	$19	$(35)
Reclassification adjustment for gains included in income	(169)	(67)	(102)
Reclassification adjustment for impairment charges included in income	594	235	359

	409	187	222

Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	(2,192)	(950)	(1,242)

Other comprehensive loss	$(1,783)	$(763)	(1,020)

Net income			21,287

Comprehensive income			$20,267

2009
Securities available for sale:
Change in net unrealized gain/loss during the period	$(4,186)	$(1,619)	$(2,567)
Reclassification adjustment for gains included in income	(3,429)	(1,327)	(2,102)
Reclassification adjustment for impairment charges included in income	4,666	1,805	2,861

	(2,949)	(1,141)	(1,808)

Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	3,457	1,338	2,119

Other comprehensive income	$508	$197	311

Net income			14,441

Comprehensive income			$14,752

2008
Securities available for sale:
Change in net unrealized gain/loss during the period	$(61,464)	$(23,778)	$(37,686)
Reclassification adjustment for gains included in income	(288)	(111)	(177)
Reclassification adjustment for impairment charges included in income	68,215	26,389	41,826

	6,463	2,500	3,963

Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	(14,098)	(5,455)	(8,643)

Other comprehensive loss	$(7,635)	$(2,955)	(4,680)

Net loss			(26,158)

Comprehensive loss			$(30,838)

The components of accumulated other comprehensive income (loss), net of tax, as of December 31 were as follows (in thousands):

	2010	2009
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(6,599)	$(5,357)
Net unrealized gain on securities available for sale	1,877	1,655

	$(4,722)	$(3,702)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(13.) SHARE-BASED COMPENSATION
The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee of the Board. On May 6, 2009, the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”). An aggregate of 690,000 shares has been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants all which are defined in the plan. An aggregate of 250,000 shares has been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all which are defined in the plan. Under both plans, for purposes of calculating the number of shares of common stock available for issuance, each share of common stock granted pursuant to a restricted stock grant shall count as 1.64 shares of common stock. As of December 31, 2010, there were approximately 225,000 and 523,000 shares available for grant under the Director’s Plan and Management Plan, respectively, of which 61% were available for issuance as restricted stock grants.
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
The share-based compensation expense for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Stock options:
Management Stock Incentive Plan	$110	$222	$378
Director Stock Incentive Plan	43	46	40

Total stock option expense	153	268	418
Restricted stock awards:
Management Stock Incentive Plan	761	488	215
Director Stock Incentive Plan	117	98	—

Total restricted stock award expense	878	586	215

Total share-based compensation	$1,031	$854	$633

The following is a summary of stock option activity for the year ended December 31, 2010 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	458,734	$20.30
Granted	—	—
Exercised	(15,563)	13.88
Forfeited	(2,317)	17.94
Expired	(30,961)	19.25

Outstanding at end of year	409,893	20.64	4.49 years	$155
Exercisable at end of year	374,290	20.92	4.23 years	$104

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(13.) SHARE-BASED COMPENSATION (Continued)
As of December 31, 2010, there was $62 thousand of unrecognized compensation expense related to unvested stock options, all of which is expected to be recognized during 2011.
The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2010, 2009 and 2008 was $59 thousand, $1 thousand, and $10 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2010, 2009 and 2008 was $216 thousand, $14 thousand, and $32 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.
The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. This method is dependent on certain assumptions. There were no stock options awarded during 2010 or 2009. The following is a summary of the stock options granted during the year ended December 31, 2008 as well as the weighted average assumptions used to compute their fair value.

Options granted	61,100
Grant date weighted average fair value per share	$5.09
Grant date weighted average share price	$16.98
Risk-free interest rate	3.40%
Expected dividend yield	3.48%
Expected stock price volatility	38.60%
Expected life (in years)	6.19
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
The following is a summary of restricted stock award activity for the year ended December 31, 2010:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	77,772	$15.05
Granted	107,040	12.51
Vested	(26,300)	18.24
Forfeited	(7,716)	13.64

Outstanding at end of year	150,796	$12.76

As of December 31, 2010, there was $869 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.66 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(14.) INCOME TAXES
Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Income tax expense (benefit)	$9,352	$6,140	$(21,301)
Shareholder’s equity	(763)	197	(2,955)
The income tax expense (benefit) for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008
Current tax expense (benefit):
Federal	$5,781	$(1,355)	$2,043
State	1,103	25	504

Total current tax expense (benefit)	6,884	(1,330)	2,547

Deferred tax expense (benefit):
Federal	2,852	6,189	(19,640)
State	(384)	1,281	(4,208)

Total deferred tax expense (benefit)	2,468	7,470	(23,848)

Total income tax expense (benefit)	$9,352	$6,140	$(21,301)

Income tax expense (benefit) differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
Tax exempt interest income	(4.2)	(8.6)	(5.2)
Non-taxable earnings on company owned life insurance	(1.3)	(1.8)	(0.4)
Dividend received deduction	(0.1)	(0.1)	(0.8)
State taxes, net of federal tax benefit	1.5	4.2	(5.2)
Nondeductible expenses	0.6	1.0	0.2
Disallowed interest expense	0.2	0.5	0.5
Other, net	(1.2)	0.6	—

Effective tax rate	30.5%	29.8%	(44.9)%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(14.) INCOME TAXES (Continued)
The Company’s net deferred tax asset is included in other assets in the Consolidated Statements of Condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Other than temporary impairment of investment securities	$15,418	$14,827
Allowance for loan losses	8,108	7,418
Tax attribute carryforward benefits	2,033	5,559
Share-based compensation	1,250	1,033
Interest on non-accruing loans	781	788
Core deposit intangible	158	258
Accrued pension costs	—	92
Other	665	580

Gross deferred tax assets	28,413	30,555
Deferred tax liabilities:
Deferred loan origination costs	2,263	3,290
Depreciation and amortization	1,489	1,283
Net unrealized gain on securities available for sale	1,231	1,044
Loan servicing assets	581	522
Prepaid pension costs	139	—
Other	—	1

Gross deferred tax liabilities	5,703	6,140

Net deferred tax asset	$22,710	$24,415

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
Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2010 or 2009.
The Company and its subsidiaries are subject to federal and New York State (“NYS”) income taxes. The federal income tax years currently open for audits are 2007 through 2010. The NYS income tax years currently open for audits are 2009 and 2010.
At December 31, 2010, the Company had no federal or NYS net operating loss carryforwards. The Company has federal tax credits of approximately $2.0 million which have an unlimited carryforward period.
The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2010 and 2009. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2010. As of December 31, 2010, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(15.) EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts).

	2010	2009	2008
Net income (loss) available to common shareholders	$17,562	$10,744	$(27,696)
Less: Earnings (loss) allocated to participating securities	105	87	(230)

Earnings (loss) allocated to common shares outstanding	$17,457	$10,657	$(27,466)

Weighted average common shares used to calculate basic EPS	10,767	10,730	10,818
Add: Effect of common stock equivalents	78	39	—

Weighted average common shares used to calculate diluted EPS	10,845	10,769	10,818

Earnings (loss) per common share:
Basic	$1.62	$0.99	$(2.54)
Diluted	$1.61	$0.99	$(2.54)

Shares subject to the following securities, outstanding as of December 31 of the respective year, were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	353	459	583
Restricted stock awards	—	—	82
Warrant	—	378	378

	353	837	1,043

(16.) EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Company participates in The New York State Bankers Retirement System (the “Plan”), a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.
The following table provides a reconciliation of the changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$(33,441)	$(30,878)
Service cost	(1,633)	(1,689)
Interest cost	(1,933)	(1,826)
Actuarial loss	(2,969)	(489)
Benefits paid and plan expenses	1,595	1,441

Projected benefit obligation at end of period	(38,381)	(33,441)

Change in plan assets:
Fair value of plan assets at beginning of period	33,203	24,431
Actual return on plan assets	2,823	5,132
Employer contributions	4,300	5,081
Benefits paid and plan expenses	(1,595)	(1,441)

Fair value of plan assets at end of period	38,731	33,203

Funded (unfunded) status at end of period	$350	$(238)

The accumulated benefit obligation was $34.3 million and $29.5 million at December 31, 2010 and 2009, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company satisfied the minimum required contribution to its pension plan of $4.3 million for the 2011 fiscal year prior to December 31, 2010.
Estimated benefit payments under the pension plan over the next ten years at December 31, 2010 are as follows (in thousands):

2011	$1,415
2012	1,504
2013	1,561
2014	1,682
2015	1,795
2016 - 2020	11,669
Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2010	2009	2008
Service cost	$1,633	$1,689	$1,456
Interest cost on projected benefit obligation	1,933	1,826	1,562
Expected return on plan assets	(2,444)	(1,848)	(2,094)
Amortization of unrecognized loss	458	728	—
Amortization of unrecognized prior service cost	11	11	11

Net periodic pension cost	$1,591	$2,406	$935

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2010	2009	2008
Weighted average discount rate	5.89%	6.03%	6.35%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term rate of return	7.50%	7.50%	7.50%
The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2010	2009	2008
Weighted average discount rate	5.38%	5.89%	6.03%
Rate of compensation increase	3.00%	3.50%	3.50%
The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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

Equity securities	Securities in emerging market countries as defined by the Morgan Stanley Emerging Markets Index, Short sales, Unregistered securities and Margin purchases

Fixed income securities	Securities of BBB quality or less, CMOs that have an inverse floating rate and whose payments don’t include principal, Commercial MBSs or commercial property mortgages which aren’t certified and guaranteed by the U.S. Government, ABSs that aren’t issued or guaranteed by the U.S., or its agencies or its instrumentalities, Non-agency residential subprime or ALT-A MBSs and Structured Notes

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(16.) EMPLOYEE BENEFIT PLANS (Continued)
All other investments not prohibited by the Plan are permitted. At December 31, 2010 the Plan holds certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

				Weighted
				Average
	2011	Percentage of Plan Assets		Expected
	Target	at December 31,		Long-term
	Allocation	2010	2009	Rate of Return
Asset category:
Cash equivalents	0 — 20%	11.2%	13.8%	—
Equity securities	40 — 60	48.2	45.7	4.60%
Fixed income securities	40 — 60	40.6	40.5	1.90%
Other financial instruments	0 — 5	—	—	—
The major categories of assets in the Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 17 — Fair Value Measurements).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2010:
Cash equivalents:
Foreign currencies	$84	$—	$—	$84
Short term investment funds	—	4,266	—	4,266

Total cash equivalents	84	4,266	—	4,350
Equity securities:
U.S. Large Cap	10,800	—	—	10,800
U.S. Mid Cap	1,103	—	—	1,103
U.S. Small Cap	82	—	—	82
International	6,698	—	—	6,698

Total equities	18,683	—	—	18,683
Fixed income securities:
Corporate bonds
Rated single A or higher by S&P	—	2,113	—	2,113
Rate below single A by S&P	—	1,483	—	1,483
Government issues	—	11,259	—	11,259
Collateralized mortgage obligations:			—
Rated single A or higher by S&P	—	582	—	582
Rate below single A by S&P	—	261	—	261

Total fixed income securities	—	15,698	—	15,698

Total Plan investments	$18,767	$19,964	$—	$38,731

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(16.) EMPLOYEE BENEFIT PLANS (Continued)

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2009:
Cash equivalents:
Foreign currencies	$114	$—	$—	$114
Short term investment funds	—	4,486	—	4,486

Total cash equivalents	114	4,486	—	4,600
Equity securities:
U.S. Large Cap	8,094	—	—	8,094
U.S. Mid Cap	289	—	—	289
U.S. Small Cap	83	—	—	83
International	6,712	—	—	6,712

Total equities	15,178	—	—	15,178
Fixed income securities:
Corporate bonds
Rated single A or higher by S&P	—	1,722	—	1,722
Rate below single A by S&P	—	1,433	—	1,433
Government issues	—	9,281	—	9,281
Collateralized mortgage obligations:
Rated single A or higher by S&P	—	617	—	617
Rate below single A by S&P	—	185	—	185
Other fixed income securities	—	187	—	187

Total fixed income securities	—	13,425	—	13,425

Total Plan investments	$15,292	$17,911	$—	$33,203

There were no assets classified as Level 3 assets during the year ended December 31, 2010. The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value for the year ended December 31, 2009 (in thousands):

Balance at beginning of year	$130
Change in unrealized appreciation	53
Realized loss	(57)
Sale proceeds	(126)

Balance at end of year	$—

Postretirement Benefit Plan
Prior to December 31, 2001, an entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $162 thousand and $155 thousand as of December 31, 2010 and 2009, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of operations was not significant for the years ended December 31, 2010, 2009 and 2008. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(16.) EMPLOYEE BENEFIT PLANS (Continued)
The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan, on a pre-tax basis as of December 31 are summarized below (in thousands):

	2010	2009
Defined benefit plan:
Net actuarial loss	$(11,188)	$(9,056)
Prior service cost	(132)	(143)

	(11,320)	(9,199)

Postretirement benefit plan:
Net actuarial loss	(252)	(248)
Prior service credit	643	710

	391	462

Total recognized in accumulated other comprehensive loss	$(10,929)	$(8,737)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2010	2009
Defined benefit plan:
Net actuarial (loss) gain	$(2,590)	$2,795
Amortization of net loss	458	728
Amortization of prior service cost	11	12

	(2,121)	3,535

Postretirement benefit plan:
Net actuarial loss	(4)	(10)
Amortization of prior service credit	(67)	(68)

	(71)	(78)

Total recognized in other comprehensive income (loss)	$(2,192)	$3,457

For the year ending December 31, 2011, the estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $608 thousand and $19 thousand, respectively.
Defined Contribution Plan
Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2010, 2009 or 2008. The expense included in salaries and employee benefits in the consolidated statements of operations for this plan amounted to $936 thousand, $914 thousand and $993 thousand in 2010, 2009 and 2008, respectively.
Supplemental Executive Retirement Plans
The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) covering three former executives. At December 31, 2010, there was a $1.1 million unfunded pension liability related to the SERP. Pension expense was $262 thousand, $648 thousand, and $309 thousand for 2010, 2009 and 2008, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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
Investment securities available for sale: Publicly traded equity securities (stocks) are reported at fair value utilizing Level 1 inputs. Pooled trust preferred securities are reported at fair value utilizing Level 3 inputs. Fair values for these securities are determined through the use of internal valuation methodologies appropriate for the specific asset, which may include the use of a discounted expected cash flow analysis or the use of broker quotes. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Collateral dependent impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Other real estate owned (Foreclosed assets): Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(17.) FAIR VALUE MEASUREMENTS (Continued)
Mortgage servicing rights: Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.
Assets Measured at Fair Value
The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31, 2010 (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$140,784	$—	$140,784
State and political subdivisions	—	105,666	—	105,666
Mortgage-backed securities	—	419,281	—	419,281
Asset-backed securities:
Trust preferred securities	—	—	572	572
Other	—	65	—	65

	$—	$665,796	$572	$666,368

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,138	$—	$3,138
Collateral dependent impaired loans	—	—	2,457	2,457
Other assets:
Mortgage servicing rights	—	—	1,467	1,467
Other real estate owned	—	—	741	741

	$—	$3,138	$4,665	$7,803

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(17.) FAIR VALUE MEASUREMENTS (Continued)
The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31, 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,105	$—	$134,105
State and political subdivisions	—	83,659	—	83,659
Mortgage-backed securities	—	361,515	—	361,515
Asset-backed securities:
Trust preferred securities	—	—	1,015	1,015
Other	—	207	—	207

	$—	$579,486	$1,015	$580,501

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$421	$—	$421
Collateral dependent impaired loans	—	—	1,078	1,078
Other assets:
Mortgage servicing rights	—	—	1,349	1,349
Other real estate owned		—	746	746

	$—	$421	$3,173	$3,594

There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2010 and 2009.
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows (in thousands):

	2010	2009
Securities available for sale (Level 3), beginning of year	$1,015	$3,772
Transfers into Level 3	—	—
Capitalized interest	399	296
Principal paydowns and amortization of premiums	—	(9)
Coupon payments applied to principal	(136)	(273)
Total losses (realized/unrealized):
Included in earnings	(526)	(2,263)
Included in other comprehensive income	(180)	(508)

Securities available for sale (Level 3), end of year	$572	$1,015

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
December 31, 2010, 2009 and 2008
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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at December 31, 2010 and December 31, 2009 may not necessarily represent the underlying fair value of the Company.
The carrying values and fair values of financial instruments as of December 31 are as follows (in thousands):

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$39,058	$39,058	$42,959	$42,959
Securities available for sale	666,368	666,368	580,501	580,501
Securities held to maturity	28,162	28,849	39,573	40,629
Loans held for sale	3,138	3,138	421	421
Loans	1,325,524	1,388,787	1,243,265	1,290,136
Accrued interest receivable	7,613	7,613	7,386	7,386
FHLB and FRB stock	6,353	6,353	7,185	7,185

Financial liabilities:
Demand, savings and money market deposits	1,143,136	1,143,136	1,056,604	1,056,604
Certificate of deposit	739,754	740,440	686,351	692,429
Short-term borrowings	77,110	77,110	59,543	59,543
Long-term borrowings (excluding junior subordinated debentures)	10,065	10,244	30,145	30,886
Junior subordinated debentures	16,702	10,564	16,702	10,741
Accrued interest payable	7,620	7,620	7,576	7,576

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(18.) PARENT COMPANY FINANCIAL INFORMATION
Condensed financial statements pertaining only to the Parent are presented below (in thousands).
Condensed Statements of Condition

	December 31,
	2010	2009
Assets:
Cash and due from subsidiary	$23,894	$7,727
Investment in and receivables due from subsidiary	202,754	203,986
Other assets	4,623	5,698

Total assets	$231,271	$217,411

Liabilities and shareholders’ equity:
Junior subordinated debentures	$16,702	$16,702
Other liabilities	2,425	2,415
Shareholders’ equity	212,144	198,294

Total liabilities and shareholders’ equity	$231,271	$217,411

Condensed Statements of Operations

	Years ended December 31,
	2010	2009	2008
Dividends from subsidiary and associated companies	$23,151	$5,051	$11,251
Management and service fees from subsidiary	1,163	603	418
Other (loss) income	(134)	182	74

Total income	24,180	5,836	11,743
Operating expenses	4,005	4,436	4,363

Income before income tax benefit and equity in (excess distributions) undistributed earnings of subsidiary	20,175	1,400	7,380
Income tax benefit	1,323	1,286	1,499

Income before equity in (excess distributions) undistributed earnings of subsidiary	21,498	2,686	8,879
Equity in (excess distributions) undistributed earnings of subsidiary	(211)	11,755	(35,037)

Net income (loss)	$21,287	$14,441	$(26,158)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(18.) PARENT COMPANY FINANCIAL INFORMATION (Continued)
Condensed Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$21,287	$14,441	$(26,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in excess distributions (undistributed earnings) of subsidiary	211	(11,755)	35,037
Depreciation and amortization	193	318	427
Share-based compensation	1,031	854	633
Decrease (increase) in other assets	980	797	(763)
Increase (decrease) in other liabilities	8	(230)	(258)

Net cash provided by operating activities	23,710	4,425	8,918
Cash flows from investing activities:
Purchase of investment assets, net of disposals	—	(1,323)	(99)
Capital investment in subsidiary	—	(15,000)	(20,000)

Net cash used in investing activities	—	(16,323)	(20,099)
Cash flows from financing activities:
Purchase of preferred and common shares	(69)	—	(4,821)
Proceeds from issuance of preferred and common shares, net of issuance costs	—	(68)	35,602
Proceeds from issuance of common stock warrant	—	—	2,025
Proceeds from stock options exercised	216	15	32
Dividends paid	(7,690)	(7,485)	(7,722)

Net cash (used in) provided by financing activities	(7,543)	(7,538)	25,116

Net increase (decrease) in cash and cash equivalents	16,167	(19,436)	13,935
Cash and cash equivalents as of beginning of year	7,727	27,163	13,228

Cash and cash equivalents as of end of the year	$23,894	$7,727	$27,163

(19.) SUBSEQUENT EVENT
On February 23, 2011, the Company was granted approval by the Treasury and redeemed $12.5 million of the $37.5 million in Series A preferred stock issued by the Company in December 2008. The redemption will result in a reduction of the associated Series A preferred stock dividends and Tier 1 capital in future periods. Upon issuance in December 2008, the discount associated with the Series A preferred stock was $2.0 million, which is being accreted to retained earnings as an adjustment to dividends using the effective yield method. At December 31, 2010, the Series A preferred stock discount totaled $1.3 million. As a result of the redemption, the Company will accelerate the accretion of the remaining discount in proportion to the Series A preferred stock redeemed in the first quarter of 2011. This transaction has no effect on the outstanding warrant to purchase common stock issued to the Treasury as part of the original issuance of the Series A preferred stock. The Company may apply for approval to repay the remaining balance of the Series A preferred stock in future periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Effectiveness of Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
KPMG LLP, a registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The Report of Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors is divided into three classes, one of which is elected at each annual meeting of shareholders for a term of three years and until their successors have been elected and qualified. The Board believes that the many years of service that our Directors have at the Company and Five Star Bank (the “Bank”) is one of the Directors’ most important qualifications for service on our Board. This service has given them extensive knowledge of the banking business and our Company. Each outside Director also brings special skills, experience and expertise to the Board as a result of their other business activities and associations. The business experience of each Director of the Company for at least the past five years and the experience, qualifications, attributes, skills and areas of expertise of each Director that supports his or her service as a Director are set forth below. Unless otherwise specified, each Director of the Company has also been a Director of the Bank since 2005. Age shown for each Director is as of May 4, 2011, the date of the 2011 Annual Meeting of Shareholders.

Name	Age	Position(s) Held	Director Since	Term Expires
Karl V. Anderson, Jr.	64	Director	2006	2012
John E. Benjamin	69	Chairman of the Board	2002	2011
Barton P. Dambra	69	Director	1993	2011
Samuel M. Gullo	62	Director	2000	2013
Susan R. Holliday	55	Director	2002	2011
Peter G. Humphrey	56	President and Chief Executive Officer	1983	2011
Erland E. Kailbourne	69	Director	2005	2012
Robert N. Latella	68	Director	2005	2012
James L. Robinson	68	Director	2007	2013
James H. Wyckoff	59	Director	1985	2013
Business Experience and Qualification of Directors
Karl V. Anderson, Jr. has had a Practice of Law since 1972 and also held the position of President and CEO of Bank of Avoca from 1981 to 2002. Has been a Director of the Company and Bank since 2006. He previously served as Director of National Bank of Geneva and Bath National Bank until their merger with and into the Bank in 2005. Mr. Anderson’s 30 years of experience in the banking industry provides him with valuable insight and perspective into our operations, which greatly enriches the decision making of the board of directors. In addition, Mr. Anderson’s extensive financial and risk assessment experience are utilized in his committee assignments.
John E. Benjamin has been President of Three Rivers Development Corporation, a not-for-profit business for the public and private economic development of businesses and government in the greater Corning, New York area, since 1981. He was appointed Chairman of the Board in May 2010, served as Vice Chairman of the Board since May 2009 and served as a Director of Bath National Bank until its merger with the Bank in 2005. Mr. Benjamin’s three decades of experience in economic development in the geographic region in which we compete provides our board of directors with valuable insight into the economic environment in the markets we serve. In addition, Mr. Benjamin’s perspective into the corporate governance practices at a broad range of companies is valuable to us in his role as Chairman of the Board.
Barton P. Dambra has been the President of Markin Tubing LP, a manufacturer of steel tubing with worldwide sales since 1978. He previously served as a Director of National Bank of Geneva until its merger with the Bank in 2005. The board of directors benefits from Mr. Dambra’s business acumen gleaned from over three decades of business leadership as President of Markin Tubing. Mr. Dambra’s experience leading a manufacturing company in our geographic region provides insight into the banking needs of the businesses in the geographic areas we serve. Mr. Dambra’s extensive financial and accounting expertise is utilized in his role as one of our audit committee financial experts.
Samuel M. Gullo has owned and operated a retail furniture sales business, Family Furniture, since 1976. He previously served as Director of Wyoming County Bank until its merger into the Bank in 2005. He was the CEO of American Classic Outfitters, Inc., an apparel manufacturer, from 2002 to 2009. The board of directors benefits from Mr. Gullo’s extensive business experience in the retail and real estate development industries in the geographic markets we serve. Mr. Gullo’s experience leading retail and real estate development companies in our geographic region provides the board of directors with a unique perspective that assists us in our marketing initiatives.

Susan R. Holliday has been the President and Publisher of the Rochester Business Journal, Inc., a business newspaper in the western New York area since 1988. Mrs. Holliday’s business experiences and relationships in the Rochester, New York area serve the Company well in the markets it serves. Ms. Holliday’s decades of experience leading a business newspaper gives her insight into new and emerging business practices that are valuable to the board of directors. In particular, her exposure to corporate governance and executive compensation best practices across different industries are valuable to us in her role as Chair of our Management Development and Compensation Committee.
Peter G. Humphrey has been President and Chief Executive Officer of the Company since 1994 and the Bank since 2005. He previously served as the Company’s Chairman of the Board from 2001 until 2006. He has been a Director of Five Star Investment Services, Inc., the Company’s broker-dealer subsidiary, since 1999, serving as its Chairman from 1999 until 2006. He previously served as Chairman of the Board and Director of Wyoming County Bank, National Bank of Geneva and Bath National Bank until their merger with and into the Bank in 2005. From 2002 to 2005 he also served as a Director of Burke Group, Inc., an employee benefits and compensation consulting firm subsidiary sold by the Bank in 2005. He currently serves as a Director on the Board’s of the New York Bankers Association and the New York State Banking Department. He was also a Director of the Buffalo Branch of the Federal Reserve Bank of New York from 2001 to 2006. The attributes, skills and qualifications Mr. Humphrey has developed through his banking background, professional experiences as a business leader, as well as his knowledge and experience as director of the Bank and the Company, enable him to provide continued banking and business expertise to the Board. Mr. Humphrey’s 16 years of experience as our President and Chief Executive Officer, his 27 years of service on the board of directors, and his deep knowledge of the banking industry provides valuable insight to our board of directors.
Erland E. Kailbourne served as Chairman and interim Chief Executive Officer of Adelphia Communications Corp. from May 2002 until March 2003 (Adelphia filed a petition under Chapter 11 of the United States Bankruptcy Code in 2002.) He retired as Chairman and Chief Executive Officer (New York Region) of Fleet National Bank, a banking subsidiary of Fleet Financial Group, Inc., in 1998. He was Chairman and Chief Executive Officer of Fleet Bank, also a banking subsidiary of Fleet Financial Group, Inc., from 1993 until its merger into Fleet National Bank in 1997. Mr. Kailbourne was also a member of New York State Banking Department Board from 1999 to 2006. Mr. Kailbourne served as Chairman of the Board of the Company and the Bank from 2006 until May 2010. He currently serves as Chairman of the Board of Albany International, Corp., a global advanced textiles and materials processing company. He is a Director of the New York ISO, Rand Capital Corporation, Allegany Co-op Insurance Company, and the Farash Corporation. Mr. Kailbourne’s extensive knowledge and experience of business strategy, business development, corporate governance and leadership development gained from years of service as a director of multiple public and private companies and governmental entities greatly benefits the board of directors and enables him to make valuable contributions in his role as Chairman of the Executive, Nominating and Governance Committee.
Robert N. Latella has been Counsel and attorney with the law firm of Hiscock & Barclay, LLP since 2009 and was previously a partner with the law firm of Hiscock & Barclay, LLP from 2004 to 2009. Since 2009 Mr. Latella has served as the Chief Operating Officer of Integrated Nano-Technologies, LLC, a developer of field portable diagnostic systems to identify virus and bacterial pathogens. Mr. Latella’s extensive legal and operational experience, and his expertise in corporate governance and strategic planning, provides him with a depth and breadth of experience that enhances our ability to navigate legal and strategic issues. Mr. Latella’s exposure to corporate governance and executive compensation best practices as an expert advising a wide variety of companies across different industries also enables him to make valuable contributions to our board of directors with respect to these matters.
James L. Robinson served as President, CEO and Treasurer of Olean Wholesale Grocery Cooperative, Inc., and its subsidiaries from 1977 to 2005. Has been a Director of the Company and the Bank since 2007, and previously served as Director of First Tier Bank & Trust until its merger with the Bank in 2005. The board of directors’ benefits from Mr. Robinson’s financial and management expertise gained from nearly three decades as President, Chief Executive Officer and Treasurer of Olean Wholesale Grocery Cooperative, Inc. Mr. Robinson’s extensive financial and accounting expertise is utilized in his role as one of our audit committee financial experts.
James H. Wyckoff has been a faculty member of the Curry School of Education at the University of Virginia since 2008 and a Director of the Center on Educational Policy and Workforce Competitiveness at the University of Virginia since 2010. Dr. Wyckoff was previously University Professor with the Departments of Public Administration and Economics at State University of New York Albany from 1986 through 2007. He previously served as Director of National Bank of Geneva until its merger with the Bank in 2005. Dr. Wyckoff has extensive economic and public policy expertise gained from over two decades of researching, writing and teaching on such subjects that provides him with a perspective that is valuable to our board of directors.
The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers and persons who own more than 10% of a registered class of FII’s equity securities to file with the U.S. Securities and Exchange Commission reports of transactions in and ownership of Financial Institutions, Inc. common stock. Officers, Directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports and representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2010 except that John J. Witkowski filed one late Form 4 report with respect to one transaction.
CODE OF ETHICS
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
AUDIT COMMITTEE
The Board of Directors has established a standing Audit Committee. Mr. Robinson and Mr. Dambra are the committee’s “audit committee financial experts” as defined by Securities and Exchange Commission rules.
The Audit Committee engages and reviews the general scope of the audit conducted by our independent auditors and matters relating to our financial reporting, internal control systems and credit quality. In performing its function, the Audit Committee meets separately with representatives of the independent auditors, internal auditors and senior management. In 2010, the Audit Committee held eight meetings. The Audit Committee members are Chairman James L. Robinson, Karl V. Anderson, Jr., Barton P. Dambra, and Samuel M. Gullo. Mr. Robinson and Mr. Dambra are the committee’s “audit committee financial experts” as defined by Securities and Exchange Commission rules. All committee members are “independent” as defined in Securities and Exchange Commission and NASDAQ rules applicable to audit committees.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis, which we refer to as CD&A, provides detail about the compensation programs for our executive officers named in the 2011 Summary Compensation Table and referred to in this CD&A and in the subsequent tables as our named executive officers. These named executive officers are: Peter G. Humphrey, our President and Chief Executive Officer; Karl F. Krebs, our Executive Vice President and Chief Financial Officer; Richard J. Harrison, our Executive Vice President and Senior Retail Lending Administrator, John J. Witkowski, our Executive Vice President and Retail Banking Executive; George D. Hagi, our Executive Vice President and Chief Risk Officer and Martin K. Birmingham, our Executive Vice President and Commercial Banking Executive. We elected to include six, instead of five, named executive officers because Mr. Harrison, Mr. Witkowski, Mr. Hagi and Mr. Birmingham have similar total compensation and similar job responsibilities as Executive Vice Presidents.
This CD&A includes the philosophy and objectives of the Management, Development & Compensation Committee of our Board of Directors, which we refer to as the MD&C Committee, descriptions of each of the elements of our executive compensation programs and the basis for the compensation earned by our named executive officers during 2010.

Executive Summary
Despite the economic crisis that dramatically impacted the profitability and overall performance of financial institutions during 2008 and 2009, we entered 2010 well positioned to exploit an improved economic environment. Through the skillful efforts of our Board, executive team and dedicated employees, we unlocked the potential of and grew our community banking franchise. We experienced significant improvements in our profitability and financial performance during 2010:
•	Stock price growth of 61% to $18.97 per share at the close of business December 31, 2010, as compared to $11.78 per share at the close of business December 31, 2009;

•	Diluted earnings per share (EPS) growth in 2010 of 63% over 2009, to $1.61 per share from $.99 per share in 2009;

•	Improved our efficiency ratio by approximately 8%, to 60.36% in 2010 from 65.52% in 2009;

•	Increased our Tier 1 leverage ratio and Tier 1 risk based capital ratio over 3% to 8.31% and 12.34%, respectively, as compared to 2009;

•	Improved our ratio of non-performing assets/total assets by 22% to 0.40% at December 31, 2010, from 0.51% at December 31, 2009.
Our improved profitability and financial performance influenced our compensation decisions during 2010. During 2010, the long-term incentive awards for Mr. Humphrey and our other named executive officers, were determined by the results of certain financial performance measures selected by our MD&C Committee, which were earnings per share, which we refer to as EPS, non-performing assets/total assets and efficiency ratio. Mr. Humphrey’s annual cash incentive award and 75% of the annual cash incentive awards for our other named executive officers were also determined by these performance measures. Such performance-based compensation accounted for nearly 33% of our named executive officers’ 2010 total compensation and would have accounted for more if we were not subject to the executive compensation restrictions imposed on participants in the Treasury Department’s Troubled Asset Relief Program, which we refer to as TARP. If we were not subject to TARP restrictions, performance-based compensation would have accounted for, on average, 62.39% of our named executive officers’ 2010 total compensation.
During 2010, we implemented or revised the following executive compensation policies and practices that impacted all of our executive officers:
•	Approved new stock ownership requirements for all our executive officers and directors;

•	In addition to EPS, we added two new performance measures, non-performing assets/total assets and efficiency ratio, to our annual cash incentive plan and long-term equity-based incentive plan; and

•	Established a new peer group used for executive compensation plan analysis.
In January 2011, we approved a clawback provision which requires our named executive officers and certain employees to return compensation they received from us in the event that the amount was determined based on materially inaccurate financial information. This provision has been incorporated into all of our incentive compensation plan documents and award agreements.
In December 2008, we issued preferred shares to the Treasury Department pursuant to the Treasury Department’s Capital Purchase Program, which we refer to as the CPP. As a participant in the CPP, we are subject to the Emergency Economic Stabilization Act of 2008, which we refer to as EESA, and the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, which we refer to as the Interim Final Rule, issued by the U.S. Treasury Department in June 2009 under the American Recovery and Reinvestment Act of 2009, which we refer to as the ARRA.
For our senior executive officers, who are also the same persons as our named executive officers, the Interim Final Rule prohibits or limits certain components of our executive compensation program, including:
•	Payment or accrual of annual and long-term incentive compensation, other than long-term restricted shares subject to certain limitations;

•	Granting of stock options;

•	Certain retirement benefits; and

•	Potential payments upon termination of employment or change of control (severance payments) that the executive officers or covered employees might otherwise have been eligible to receive.
As a result, the primary means remaining available to us for compensating our named executive officers covered by the Interim Final Rule are limited to cash salary and, on a limited basis, ARRA-compliant grants of restricted stock. The MD&C Committee made significant efforts in 2010 to determine how best to continue to meet the objectives of our executive compensation program within the context of these limitations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which we refer to as Dodd-Frank, was passed into law. Certain provisions of Dodd-Frank will be phased in over time, while other provisions are effective immediately. These provisions will impact both our operations and our executive compensation programs. Our Board of Directors and management are committed to compliance with Dodd-Frank and the ARRA. We have taken the appropriate actions to conform our compensation programs to such regulatory provisions including say-on-pay, compensation committee independence, implementation of clawback agreements and improvements to our incentive compensation structure. Our compensation philosophy remains focused on rewarding our employees for continued performance excellence, while never losing sight of the relationship and alignment of compensation with the interests of our shareholders.
Compensation Philosophy and Objectives
The MD&C Committee believes that executive compensation should be directly linked to continuous improvements in corporate performance. The primary objective of our executive compensation program is to maintain a program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, encourage performance consistent with clearly defined corporate goals, and align our executives’ long-term interests with those of our shareholders. To this end, our executive compensation program is designed to:
•	Drive performance relative to our financial goals, balancing short-term operational objectives with long-term strategic goals;

•	Align executives’ long-term interests with those of our shareholders by placing a portion of total compensation at risk, contingent on our performance;

•	Attract and retain the highly-qualified executives needed to achieve our financial goals, and maintain a stable executive management group;

•	Deliver compensation to our executive officers in an effective and cost-effective manner; and

•	Allow flexibility in responding to changing laws, accounting standards, and business needs and the constraints and dynamic conditions in the markets in which we do business.
The MD&C Committee
We have a standing MD&C Committee which operates pursuant to a charter that has been approved by our Board of Directors. Each member of the MD&C Committee is independent as defined under applicable NASDAQ rules.
The MD&C Committee performs the following duties pursuant to its charter:
•	Establishes the performance goals and objectives of our President and Chief Executive Officer, which we refer to as our CEO, and evaluates our CEO’s performance in light of these goals and objectives;

•	Reviews and approves compensation of our named executive officers and certain senior executives who report directly to our CEO;

•	Approves equity awards to all officers, including our CEO;

•
Approves our executive and senior management compensation programs, which include our annual cash incentive plan and our long-term equity-based incentive plan, and approves the corporate performance objectives in such plans each year;

•	Reviews and monitors development and succession plans for our executive officers;

•	Approves employment conditions, change of control, severance and termination arrangements with our executive officers;

•	Evaluates competitive compensation levels for Directors, including our Chairman of the Board, and makes recommendations for director compensation to the full Board for approval;

•	Evaluates the risks associated with our compensation philosophy and all compensation programs, including those of our named executive officers;

•	Makes recommendations to the Board with respect to major modifications to our benefit programs including our 401(k) and defined benefit plans;

•	Selects and engages independent compensation consultants, legal counsel, and other committee advisors;

•	Reviews and discusses with management our CD&A and, based on such review and discussion, recommends to the Board that CD&A be included in our Annual Report on Form 10-K and proxy statement; and

•	Produces the MD&C Committee’s report on executive officer compensation as required by the SEC and the ARRA.

The MD&C Committee has not delegated any of its authority, as described above, to other persons. During 2010, the MD&C Committee completed the following key initiatives:
•	Approved the peer group used for executive compensation plan analysis;

•	Approved design changes to our annual cash incentive plan and our long-term equity-based incentive plan;

•	Approved the 2010 financial performance goals used in the annual cash incentive plan and the long-term equity-based incentive plan;

•	With the assistance of our senior risk officer, reviewed named executive officer compensation, all of our incentives plans and all other employee compensation plans for unnecessary and excessive risk;

•	Approved new stock ownership requirements for our executive officers and Directors; and

•	Approved the 2011 engagement of McLagan (formerly Amalfi Consulting LLC) as our outside compensation consultant.
Role of Executive Officers in Compensation Decisions
Our Chairman and our CEO annually review the performance of our executive vice presidents, which includes our named executive officers, other than Mr. Humphrey whose performance is reviewed by the MD&C Committee. The conclusions reached and recommendations made with respect to salary adjustments and annual cash incentive amounts, based on these reviews, are presented to the MD&C Committee. The MD&C Committee has final discretion over all compensation decisions regarding our CEO and each of our executive vice presidents. Decisions regarding the non-equity compensation of our non-executive senior officers, which includes our senior vice presidents, are made by our CEO. Our named executive officers, including our CEO, are not present when the MD&C Committee votes on compensation matters.
Role of Compensation Consultant
Pursuant to its charter, the MD&C Committee has the sole and direct authority to retain, at our expense, legal counsel, advisors, and compensation consultants and to approve the fees and retention terms of such consultants and advisors. In December 2009, the MD&C Committee retained Amalfi Consulting, LLC, an independent compensation consulting firm focused exclusively on providing compensation services to banks throughout the country, including TARP recipient banks. In December 2010, Amalfi Consulting joined McLagan, an AonHewitt Company. McLagan reports directly to the Chair of the MD&C Committee. McLagan has no personal or business relationship with any member of the MD&C Committee. McLagan is retained solely by the MD&C Committee and provides no other services to us.
During 2010, the MD&C Committee requested McLagan to provide it with the following assistance:
•	Establish a new peer group based on parameters determined by the MD&C Committee;

•	Analyze competitive market data specific to executive compensation considering base pay, annual cash incentive awards and long-term equity-based incentive awards;

•	Advise the MD&C Committee with respect to TARP requirements and regulatory guidance on incentive compensation practices with respect to our executive compensation program;

•	Review plan designs of our annual cash incentive plan and the long-term equity-based incentive plan; and

•	Review our Director compensation plan.
McLagan met with the MD&C Committee to review its findings relative to its compensation study of market compensation practices. The study evaluated the competitiveness of our compensation plan relative to market with respect to base salary, cash incentives and long term incentive opportunities for our executive officers. While McLagan provides reports and recommendations to the MD&C Committee regarding our executive compensation programs, the MD&C Committee is solely responsible for determining the form of compensation, the final amount, and the level of performance targets used in our executive compensation plans.
While the core incentive plans were preserved, the MD&C Committee approved design changes to our annual cash incentive plan and long-term equity-based incentive plan that reflect industry best practices and the requirements imposed upon us by our participation in TARP and the Federal Reserve’s guidance on incentive compensation practices.
The MD&C Committee concluded that our executive compensation program is meeting our objectives and is competitive within the newly established peer group, reinforces a pay-for-performance philosophy, and will allow us to attract and retain key executives, while complying with regulatory requirements. Other than revisions to the incentive plans, no additional changes to our executive compensation program were approved.

Use of Peer Group Compensation Data
To attract and retain qualified executives, we seek to offer a total compensation package competitive with a peer group of similar companies. For compensation benchmark purposes, we believe that external comparisons should be made against a peer group of comparable institutions whose executives manage similarly-sized balance sheets and constituencies. In addition, we believe that our peer group should fairly represent the market for executive talent and should include institutions that share in the business and market challenges we face. Accordingly, the MD&C Committee retained McLagan to create a new peer group for 2010 based on the following criteria:
•	United States publicly traded financial institutions;

•	Headquartered in the northeast states of Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, upstate New York, Ohio, western Pennsylvania, Rhode Island and Vermont; and

•	$1.0 billion to $5.5 billion in assets.
The following peer group was approved by the MD&C Committee as appropriate for the compensation analysis of our named executive officers. The peer group included banks headquartered in the northeastern U.S. that ranged from $1.0 billion to $5.5 billion in assets with a median of $2.0 billion in assets and remained unchanged from fiscal year 2010. Nine of the twenty-one peer banks have participated in the TARP program. A list of banks in the peer group follows.

Alliance Financial Corporation	Citizens & Northern Corporation	Merchants Bancshares, Inc.
Arrow Financial Corporation	Community Bank System, Inc.	NBT Bancorp Inc.
Bancorp Rhode Island, Inc.	Enterprise Bancorp, Inc.	Peoples Bancorp Inc.
Camco Financial Corporation	First Bancorp, Inc.	S&T Bancorp, Inc.
Camden National Corporation	First National Community Bancorp, Inc.	Sun Bancorp, Inc.
Canandaigua National Corporation	Independent Bank Corp.	Tompkins Financial Corporation
Century Bancorp, Inc.	Lakeland Bancorp, Inc.	Washington Trust Bancorp, Inc.
The following table details our performance relative to the median of the peer group during 2010.

		Financial
		Institutions, Inc.
Measure	Peer Median	Rank(1)
Asset Size	$2.0 Billion	51%
Return on Equity	9.13%	63%
Return on Assets	0.83%	59%
Net Interest Margin	3.7%	87%
Efficiency Ratio	61.2%	56%
Non-Performing Assets/Total Assets	1.41%	88%
Earnings Per Share Growth	11.7%	95%

(1)	Rank represents relative standing within the peer group (e.g., 5% is low and 95% is high)

Elements of Executive Compensation
Overview
A mix of compensation components has been designed to reward achievement of our annual performance goals and motivate long-term performance of our named executive officers through a combination of cash and equity incentive awards. Our executive compensation program consists of three primary elements:
•	Base Salary;

•	Performance-based Annual Cash Incentive Awards; and

•	Performance-based Long-Term Equity Incentive Awards.
Rationale for Providing Each Primary Element of Executive Compensation

Pay Element	What the Pay Element Rewards	Objectives of the Pay Element
Base Salary	Individual ongoing performance and overall contribution to us.	Attract and retain talented executives. Recognizes experience level required, scope and complexity of position and market value of the position.

Annual Cash Incentive Plan	Achievement of our performance targets and measurable individual/department annual performance goals.	Focuses attention on meeting our annual performance targets and near-term success and recognizes individual contributions.

Mandatory deferral of a portion of the executives’ awards ensures our performance is sustained.

Long-Term Incentive Plan	Achieving performance targets that maximize shareholder value. Retention during the vesting periods.	Focuses attention on longer-term success and provides a strong alignment between shareholders and executive officers.
Base Salary
It is the MD&C Committee’s philosophy to compensate our named executive officers competitively, taking into account compensation paid for similar positions by financial institutions within our peer group. Base salary should compensate our named executive officers in a manner that encourages individual performance consistent with our expectations and those of our shareholders. Base salary is determined annually based on the scope and performance of the named executive officer’s responsibilities and the experience, skills and knowledge required for the position.
Generally, the MD&C Committee believes that executive officer base salaries should be targeted near the median levels within the peer group. The MD&C Committee also recognizes that, in some circumstances, it may be necessary to provide compensation at above-market levels. These circumstances include the need to retain or attract key individuals, reward outstanding performance, or to recognize roles that were larger in scope or accountability than comparable market positions. The median base salary of our peer group by position and the 2010 base salary for our named executive officers can be found in the following table.

	Median Peer
	Group Base	Actual 2010
	Salary	Base Salary
Position	($000)	($000)
President and Chief Executive Officer	365.5	406.1
Chief Financial Officer	197.0	180.0
Senior Retail Lending Administrator	194.2	200.0
Retail Banking Executive/Regional President	245.2	226.6
Commercial Banking Executive/Regional President	201.2	205.6
Chief Risk Officer	172.4	198.2

When considering base salary increases for each of our named executive officers, the MD&C Committee considers our financial performance and the named executive officer’s leadership effectiveness in achieving the strategic and financial performance goals for the executive’s area of operational responsibility. The MD&C Committee reviews peer group data with respect to base salaries for executives in similar positions and approves merit increases and salary range adjustments that may be required to bring our named executive officer’s base salary to the median levels within our peer group. Base salary increases are a reflection of individual performance and the salary of each of our named executive officers compared to the salary of similarly situated executives in our peer group.
Each of our named executive officers received an increase in their 2010 base salary. The MD&C Committee increased base salaries to reward the achievement of 2009 individual performance goals and to reflect cost of living adjustments. Mr. Krebs received a larger 2010 base salary increase to bring his base salary more in line with the median base salary of chief financial officers within our peer group. The table below shows the base salary increases for each of our named executive officers in 2010.
For 2010, we significantly exceeded each of our performance measures. Mr. Humphrey’s success in building a strong leadership team capable of leading such significant improvements in our profitability and overall financial performance was noted by the MD&C Committee. The extraordinary contributions our executive officers made to the achievement of these results were also noted by the MD&C Committee. Based on the exceptional individual performance of each of our named executive officers during 2010, the MD&C approved increases to base salaries as shown in the following table, effective January 1, 2011, as compared to 2010.

	2010		2011
	Salary		Salary
	Increase	Base Salary	Increase	Base Salary
Executive Name	(%)	($)	(%)	($)
Peter G. Humphrey	2.00	406,132	3.50	420,347
Karl F. Krebs	5.90	180,000	15.39	207,710
Richard J. Harrison	2.10	200,000	11.34	222,670
John J. Witkowski	1.70	226,644	6.59	241,580
Martin K. Birmingham	2.30	205,641	8.16	222,424
George D. Hagi	2.80	198,221	9.19	216,441
Incentive Compensation Plans
Our executive incentive compensation is based on a pay-for-performance philosophy, which emphasizes performance targets that correlate with our financial performance. We believe that as an executive’s level of responsibility increases, a greater portion of their compensation should be at risk and linked to both quantitative and qualitative expectations, including key operational and strategic goals. This provides additional upside potential and downside risk for our named executive officers, recognizing that these executives have greater influence on our performance.
Our incentive plans are designed to reward and retain high performers and drive both our annual and long-term financial success. The plans encourage teamwork and create an environment where executives are rewarded if we achieve or exceed pre-determined performance criteria.
Annual Cash Incentive Plan
Our annual incentive plan is a performance-based cash plan designed to reward eligible employees, including our named executive officers, who do not participate in a direct sales incentive plan. The primary objective of the annual incentive plan is to provide a cash payment based upon attainment of specified goals and objectives that align the interests of our named executive officers with our interest in obtaining superior financial results. Based on its review of our annual cash incentive plan, McLagan proposed revisions which were based on market data from our peer group and regulatory requirements. After consideration of McLagan’s proposals, the MD&C Committee approved the following revisions to our annual cash incentive plan for 2010:
•	EPS was retained as a corporate measure and two additional corporate measures, non-performing assets/total assets and efficiency ratio, were added;

•
To promote prudent and sound behavior consistent with our long-term objectives, a long-term component was added to our annual cash incentive plan, which requires 30% of the award to be deferred for two years for selected participants;

•
The weighting of financial performance and individual goals for our named executive officers, other than our CEO, was revised from 100% financial performance goals to 75% financial performance and 25% individual goals; and

•	Inclusion of threshold goals that must be attained before any annual cash incentive plan awards can be made to our named executive officers.

As a TARP recipient, we are subject to the executive compensation restrictions of the ARRA. The ARRA prohibits us from making our annual incentive awards to our named executive officers in the form of cash. Instead, annual incentive awards must be made in the form of ARRA-compliant restricted stock. During 2010, our annual incentive awards to our named executive officers were made in the form of ARRA-compliant restricted stock in lieu of cash.
Structure of 2010 Awards
This table outlines the basic approved framework used to determine the 2010 annual cash incentive plan awards for our named executive officers.

				Performance
	Incentive as a % of Salary			Goal Weighting
Position	Threshold	Target	Max	Financial	Individual
President and Chief Executive Officer	25%	50%	80%	100%	—
Other Named Executive Officers	20%	40%	60%	75%	25%
2010 Performance Goals & Triggers
No named executive officer will receive an annual cash incentive plan award unless we have achieved a CAMEL rating that equals or exceeds the target CAMEL rating determined by the MD&C Committee at the beginning of the year. A CAMEL rating is a composite rating assigned to a bank by the Uniform Financial Institutions Rating System. The CAMEL rating is based on performance in six areas: the adequacy of capital, the quality of assets, the capability of management, the quality and level of earnings, the adequacy of liquidity, and sensitivity to market risk. We are prohibited by applicable banking regulations from publicly disclosing our CAMEL rating. The MD&C Committee anticipates that our named executive officers will routinely meet or exceed the target CAMEL rating.
In addition, our named executive officers, whose performance is evaluated by our Chairman and Chief Executive Officer at their discretion (except for our CEO, whose performance is evaluated by the MD&C Committee), must receive a minimum performance evaluation rating of satisfactory or better to be eligible for any payout. The MD&C Committee anticipates that our named executive officers will routinely achieve a satisfactory or better performance evaluation. For 2010, we satisfied the CAMEL threshold and each of our named executives received a performance rating of satisfactory or better, therefore, all of our named executive officers were eligible to receive annual cash incentive plan awards.
Our Chief Executive Officer’s annual cash incentive plan award and 75% of our other named executive officers’ annual cash incentive plan awards were determined based on the achievement of certain Company financial performance goals. For 2010, these measures of financial performance were earnings per share, non-performing assets/total assets and our efficiency ratio. The MD&C Committee selected these measures because they most accurately reflect our financial performance and each measure can be effectively tracked and communicated to all participants. The MD&C Committee met with our Chief Executive Officer and our Chief Financial Officer to review our approved budget and financial projections for 2010. Target performance was determined to be our operating budget for 2010. Threshold performance was determined to be the minimum level of performance the MD&C Committee deemed acceptable to warrant an incentive award and was established as set forth in the table below. The maximum level of performance was determined to be the absolute maximum performance for which annual incentives would be awarded and was established as set forth in the table below.
The following table summarizes the specific financial performance goals and trigger requirements of our annual cash incentive plan for 2010.

	Weighting
Financial	within
Performance Goals	Category	Threshold	Target	Max	Triggers
Earnings Per Share	60%	$0.99	$1.10	$1.375	Each corporate goal has a threshold
Non-Performing Assets/Total Assets	20%	0.75%	0.50%	0.45%	level of performance that must be achieved
Efficiency Ratio(1)	20%	64.5%	63.0%	61.5%	before awards are paid for such measure.

(1)
Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and non-interest income before net gains and impairment charges on investment securities, and proceeds from company-owned life insurance included in income.

The individual performance goals and their respective weighting by category of our named executive officers’ annual cash incentive plan, other than our Chief Executive Officer, vary by individual and may include achievement of our confidential retail and commercial sales goals, financial results, risk management, and credit administration.
No individually based incentive awards are paid unless the following two conditions are first met:
1.	We achieve 80% of our annual earnings per share goal; and

2.	Each participant achieves 70% of their individual goals.
The MD&C Committee believes that the individual performance goals are challenging and will require the concerted efforts of each of our named executive officers to achieve.
The table below shows the 2010 financial and individual performance annual cash incentive awards, at target, of our named executive officers.

	Annual Cash Incentive Targets
	Financial	Individual	Total
Executive Name	($)	($)	($)
Peter G. Humphrey	203,066	n/a	203,066
Karl F. Krebs	54,000	18,000	72,000
Richard J. Harrison	60,000	20,000	80,000
John J. Witkowski	67,994	22,664	90,658
Martin K. Birmingham	61,692	20,564	82,256
George D. Hagi	59,466	19,822	79,288
For 2010, we reported earnings per share of $1.61 per common share, 0.40% non-performing assets/total assets and an efficiency ratio of 60.36%. As a result, our named executive officers exceeded the maximum for each financial performance measure.
After reviewing our 2010 financial performance and the attainment of individual performance goals established for our named executive officers, other than our Chief Executive Officer whose incentive is based entirely on our financial performance, the MD&C Committee approved the annual cash incentive plan awards. As a TARP recipient, limitations have been placed on our ability to pay cash incentives to our five most highly compensated employees, which includes our named executive officers. Therefore, to remain in compliance with TARP, the MD&C Committee elected to pay the annual cash incentives to the named executive officers in the form of restricted stock. The MD&C Committee believes the use of restricted stock focuses the executives on our longer-term performance and is consistent with awards used in our long term incentive plan.
Until we have repaid our TARP obligation, grants of restricted stock to our five most-highly compensated employees, all of whom are named executive officers, may not exceed one-third of their total compensation for the current year. Therefore, the MD&C Committee approved the value of the named executive officers’ annual cash incentive awards, paid in restricted stock, in amounts that met the one-third limitation imposed by the ARRA, after considering all other restricted stock granted in 2010. The number of shares of restricted stock granted to each named executive officer was determined by dividing the value of their annual incentive award by the closing price of our common stock on February 16, 2011. Since the one-third limitation required a significant reduction in the amount of restricted stock granted to our named executive officers, the MD&C Committee concluded that no deferral of the annual incentive award was required in 2010. The restricted stock awards were granted under our 2009 Management Stock Incentive Plan. To comply with the provisions of the ARRA, we obtained clawback agreements from each of our named executive officers.
The restricted stock awards vest on February 16, 2013, subject to the named executive officers’ continued employment and subject to accelerated vesting upon the death or disability of the participant. Unvested restricted stock awards are not entitled to receive dividends. Additionally, as long as we remain a TARP recipient, the restricted stock awards may be transferred only in 25% increments at the time of our repayment of 25%, 50%, 75%, and 100%, respectively, of the financial assistance we received under TARP, or as may be required to satisfy tax obligations incurred in connection with the vesting of the restricted shares.

The table below shows the 2010 annual cash incentive award that was earned by each of our named executive officers, based on December 31, 2010 financial and individual results, and the value of the annual cash incentives awarded in the form of restricted stock after the one-third limitation imposed by the ARRA.

			Total			Equivalent
			Annual	Reduction	Adjusted	Restricted
			Incentive	to Annual	Annual	Stock
			Earned (in	Incentive	Incentive	Awards
	Financial	Individual	accordance	Award(1)	Award	Granted(2)
Executive Name	($)	($)	with Plan) ($)	($)	($)	(#)
Peter G. Humphrey	324,096	n/a	324,096	241,517	82,579	4,283
Karl F. Krebs	81,000	26,190	107,190	89,471	17,719	919
Richard J. Harrison	90,000	30,000	120,000	89,851	30,149	1,563
John J. Witkowski	101,990	29,917	131,907	95,030	36,877	1,912
Martin K. Birmingham	92,538	27,145	119,683	87,604	32,079	1,663
George D. Hagi	89,199	28,246	117,445	90,116	27,329	1,417

(1)	Due to one-third limitation imposed by the ARRA.

(2)
The number of shares of restricted stock granted to each named executive officer was determined by dividing the value of their adjusted annual incentive award by the closing price of our common stock on the date of grant (February 16, 2011).

Restricted stock awards made to each of our named executive officers pursuant to the annual cash incentive award for 2010 are shown in the Grants of Plan-Based Awards Table.
Long-Term Equity-Based Incentive Plan
Long-term equity-based incentive awards are a key component of our executive compensation plan. We are committed to rewarding key executives if we achieve or exceed annual financial performance criteria through the use of a performance-based equity incentive plan awards. This plan is designed to retain our named executive officers, align our named executive officers’ financial interests with the interests of our shareholders, and to drive our long-term financial success. 2010 awards were paid in the form of ARRA-compliant restricted stock. No stock options were granted in 2010 as we are currently prohibited under the ARRA from utilizing stock options as a component of our long-term equity incentive compensation.
Based on its review of our long-term equity incentive compensation plan, McLagan suggested revisions which were based on market data within our peer group and regulatory requirements. After consideration of McLagan’s proposals, the MD&C Committee approved the following revisions to our long-term equity incentive compensation plan for 2010:
•	Retain the general group of eligible participants; however, tier executives based on different levels of potential awards;

•	Express potential award opportunity levels as ranges for each participant tier group, rather than a fixed percentage;

•
Replace net charge-offs with non-performing assets/total assets as a performance measure, which will align the goals in the long-term equity incentive plan with those in the annual cash incentive plan; and

•	Set the minimum performance requirement at 90% of the target level and allow for awards for incremental performance between 100% and 125% of the target goal.
The approved long-term equity incentive compensation plan includes our named executive officers, executive management and select senior vice presidents. The MD&C Committee approves plan participants each year, and the basic plan design must be approved by the MD&C Committee on an annual basis.

Structure of 2010 Awards
The long-term equity incentive plan awards are based entirely on the financial performance goals utilized under our annual cash incentive plan as described above. The table below outlines the basic framework approved for the 2010 long-term equity incentive compensation plan awards for our named executive officers. The MD&C Committee uses the same process to determine threshold, target and maximum levels in the long-term incentive plan as it uses in determining the annual cash incentive plan awards previously described in the “Annual Cash Incentive Plan” section above. The threshold, target and maximum awards for our named executive officers are shown as ranges because the MD&C Committee has the discretion to adjust each of the measures based on our stock price.

Incentive as a % of Salary
Position	Threshold	Target	Max
President and Chief Executive Officer	10 - 25%	20 - 30%	25 - 38%
Other Named Executive Officers	7.5 - 12.5%	15 - 25%	19 - 32%
Restricted stock is granted annually at the beginning of each year at the maximum performance level for each participant. After our year-end financial results are determined, the portion of the shares eligible to vest based on the achievement of our established financial performance goals are not forfeited. Once the performance conditions are satisfied, the award vests in equal installments over a two year period.
2010 Performance Goals & Triggers
Consistent with our Annual Incentive Plan, no named executive officer will receive an annual long-term equity incentive compensation plan award unless we have achieved a CAMEL rating that equals or exceeds the target CAMEL rating determined by the MD&C Committee at the beginning of the year. In addition, each named executive officer must receive a performance review rating of satisfactory or better to be eligible for any payout. For 2010, we satisfied the CAMEL rating threshold and each of our named executive officers received a performance rating of satisfactory or better. Therefore, all of our named executive officers were eligible to receive a long-term equity-based incentive award.
The following table summarizes the specific performance goals and trigger requirements of our long-term incentive plan awards for 2010 and the actual results for 2010.

	Weighting					Result as	Restricted
	within				2010	a % of	Stock
Performance Goals	Category	Threshold	Target	Max	Results	Target	Awarded
Earnings Per Share	60%	$0.99	$1.10	$1.375	$1.61	146.4%	100%
Non-Performing Assets/Total Assets	20%	0.75%	0.50%	0.45%	0.40%	125.0%	100%
Efficiency Ratio(1)	20%	64.5%	63.0%	61.5%	60.36%	104.4%	100%

(1)
Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and non-interest income before net gains and impairment charges on investment securities, and proceeds from company-owned life insurance included in income.

Each of our 2010 financial performance targets were surpassed. As a result, stock awards were made as shown in the table below.

		Maximum	Actual
	Target Award	Award	Award
Executive Name	(#)	(#)	(#)
Peter G. Humphrey	7,729	9,661	9,661
Karl F. Krebs	2,790	3,488	3,488
Richard J. Harrison	3,100	3,875	3,875
John J. Witkowski	3,514	4,392	4,392
Martin K. Birmingham	3,188	3,985	3,985
George D. Hagi	3,073	3,841	3,841
Restricted stock awards made to our named executive officers in 2010 are shown in the Grants of Plan-Based Awards Table.
While we remain a TARP recipient, these restricted stock awards cannot vest until January 2013, subject to the named executive officers’ continued employment and subject to accelerated vesting upon the death or disability of the participant. Unvested restricted stock awards are not entitled to receive dividends. Additionally, as long as we are a TARP recipient, the restricted stock awards may be transferred only in 25% increments at the time of our repayment of 25%, 50%, 75%, and 100%, respectively, of the financial assistance we received under TARP, or as may be required to satisfy tax obligations incurred in connection with the vesting of the restricted shares.

2010 One-Time Restricted Stock Awards
On February 23, 2010, the MD&C Committee approved a special, one-time restricted stock award of 2,500 shares to each of our named executive officers. The restricted stock awards were granted under our 2009 Management Stock Incentive Plan. These restricted stock awards will vest on February 23, 2014, unless the named executive officer was age 62 or older on the date of grant, in which case they will vest on February 23, 2012. The unvested restricted stock is not entitled to receive dividends. As long as we are a TARP recipient, the restricted stock awards may be transferred only in 25% increments at the time of our repayment of 25%, 50%, 75%, and 100%, respectively, of the financial assistance we received under TARP, or as may be required to satisfy tax obligations incurred in connection with the vesting of the restricted shares.
The MD&C Committee elected to make these one-time restricted stock awards in 2010 as a method to help retain our named executive officers, while aligning their interests with those of our shareholders in our long-term success.
Stock Ownership Requirements
Our stock ownership requirements align the interests of our executive officers and directors with the interests of our shareholders and further promote our commitment to sound corporate governance.
The MD&C Committee proposed revisions to our stock ownership requirements, which were approved at the meeting of our Board of Directors held on October 27, 2010. Shares that count toward satisfaction of the stock ownership requirements include: shares owned outright by such person or his or her immediate family members residing in the same household, 401(k) funds invested in shares of the Company’s stock, shares acquired upon stock option exercises, shares held in trust for the benefit of such person and shares of unvested restricted stock.
Executive officer and director stock ownership guidelines have been adopted as follows:

Position	Required Ownership
President and CEO	2x annual base salary
Executive Officers	1x annual base salary
Non-employee Directors	Shares in an amount equal to $100,000
All covered executive officers and directors are required to achieve their stock ownership requirement within five years (current named executive officers have until October 31, 2015 to meet this requirement) and must retain at least 75% of shares issued through the Company’s Management and Directors’ Stock Incentive Plans until the threshold holding requirement is met. Once achieved, ownership of the required amount must be maintained for as long as the individual holds an executive officer position or serves as a director.
Clawback Provision
In January 2011, we approved a clawback provision which has been incorporated into all of our incentive compensation plan documents and award agreements. The provision states that if the MD&C Committee determines that a covered individual received a payment, bonus, override, retention award, or incentive compensation award that was based on materially inaccurate criteria used in determining or setting such compensation, then the amount that was paid as a result of such materially inaccurate criteria shall be repaid by the employee.
Due to the our participation in TARP, we are required to establish specified standards for incentive compensation to employees eligible for such incentive compensation and to make changes to our compensation arrangements. To comply with these requirements, affected employees must agree that any bonus and incentive compensation paid to them during a TARP covered period is subject to recovery or clawback by us if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.
2010 “Say-on-Pay” Proxy Vote
At our Annual Shareholders Meeting held May 6, 2010, an overwhelming number of our shareholders approved the advisory, non-binding shareholder vote regarding the compensation of our named executive officers. The MD&C Committee believes this vote supported its decisions with respect to the design of the executive compensation plan for our named executive officers as well as the potential compensation levels provided in each compensation component. The MD&C Committee will continue to reinforce its pay for performance philosophy using various elements of executive compensation subject to the restrictions of the ARRA. Providing a competitive executive compensation plan that aligns executive and shareholder interests will remain the MD&C Committee’s primary objective. Below are the results of our advisory, non-binding shareholder vote regarding the compensation of our named executive officers.

For	Against	Abstain
8,878,917	629,823	116,275

401(k) Retirement Savings Plan
We maintain a 401(k) Retirement Savings Plan, which we refer to as the 401(k) Plan, which is available to all eligible employees. We match 100% of employee deferrals up to 3%, plus 50% of deferral amounts in excess of 3% but not more than 6%. Participants may authorize up to 25% of their account balance to be invested in our common stock under the 401(k) Plan. In addition, the 401(k) Plan provides for catch-up contributions for eligible employees. We do not match catch-up contributions. Each of our named executive officers participates in the 401(k) Plan. Our matching contributions to our named executive officers are included in other compensation in the Summary Compensation Table.
Other Benefits
Eligible employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental, vision coverage, disability and life insurance. Eligible employees, including our named executive officers, may participate in a Health Savings Account plan which became effective January 1, 2011.
Perquisites and other Personal Benefits
We provide our named executive officers with limited perquisites that we and the MD&C Committee believe are reasonable and consistent with our overall compensation program, and allow our named executive officers to more effectively discharge their responsibilities to us. Each of our named executive officers is provided use of a company owned vehicle. We have fifty-three retail and commercial banking offices located in a 10,000 square mile footprint throughout western and central New York. We believe the regular presence of our named executive officers in the markets we serve is best accomplished by providing them with the use of a company owned vehicle. We also reimburse our named executive officers for membership costs for various clubs and organizations. We and the MD&C Committee believe such memberships provide opportunities for business development activities and demonstrate our philosophy of community involvement in the markets in which we do business. The dollar value of the use of a company owned vehicle and membership reimbursements for each of our named executive officers are included in other compensation in the Summary Compensation Table.
Pension Plan
We maintain a Defined Benefit Pension Plan in which each of our named executive officers participates. The plan was closed to new participants as of December 31, 2006. Because Mr. Krebs had previously worked for us, his prior years’ service allowed him to participate in the plan effective with his re-hire date. For additional information refer to the Pension Benefits Table.
Tax and Accounting Implications
The financial reporting and income tax consequences of individual compensation elements are important considerations for the MD&C Committee when analyzing the overall level of executive compensation and the individual components of executive compensation. Overall, the MD&C Committee seeks to balance its objective of ensuring an effective compensation package for our named executive officers with the need to maximize the immediate deductibility of compensation, while ensuring an appropriate (and transparent) impact on reported earnings and other closely followed financial measures.
Our executive compensation program has historically been structured to allow us to comply with Section 162(m) of the Internal Revenue Code. Section 162(m) of the Code generally provides that we may not deduct compensation that is paid to certain individuals each year of more than $1,000,000 per individual. As a result of our participation in the TARP Capital Purchase Program, however, for as long as the Treasury holds our preferred stock, the Section 162(m) compensation deduction limit is reduced to $500,000 annually and the exception for qualified performance based compensation will not be available to us. Currently, the MD&C Committee does not intend to limit compensation to certain covered executives to the $500,000 deduction limit, although we will not be able to claim a deduction for such excess payments. The MD&C Committee believes that amounts paid in excess of $500,000, including amounts attributable to stock compensation, and the cost of the lost tax deduction, are justifiable in order for us to effectively motivate, retain, and remain competitive with peer financial institutions
Under Financial Accounting Standards Board Accounting Codification Standards Topic 718 we are required to recognize compensation expense on our income statement over the requisite service period or performance period based on the grant date fair value of stock options and restricted stock.

MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE REPORT
The MD&C Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the MD&C Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and in the Company’s Proxy Statement for its 2011 Annual Meeting.
The MD&C Committee certifies that:
1)
It has reviewed with the Senior Risk Officer the Senior Executive Officers (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEO’s to take unnecessary and excessive risks that threaten the value of the Company;

2)	It has reviewed with the Senior Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

3)
It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

At its February 23, 2010 meeting, the Senior Risk Officer provided the MD&C Committee an evaluation of the Annual Incentive Plan and Long-Term Incentive Plan designs proposed by the compensation consulting firm, McLagan. The evaluation outlined the fundamental aspects of the proposed plans and highlighted the risk management process and risk mitigation practices that maintained the Company’s risk profile within acceptable limits to ensure that management was not incented to take excessive risk positions.
Based on the structure of the Company’s Annual Incentive Plan and the Long-Term Incentive Plan, the triggers that drive the awards, the business planning and budgeting processes, the risk management processes that ensure accurate reporting of actual results, and the risk mitigating features that ensure management operates within established risk tolerance guidelines, it was determined that neither of the plans, as proposed, lead to excessive risk taking pursuant to TARP guidelines and industry standards. Additionally, the plans, as proposed, lead to long term value creation for the Company and were in compliance with TARP requirements and regulatory guidance on incentive compensation practices.
On August 30, 2010, the Senior Risk Officer presented a review of all employee compensation plans to the MD&C Committee. The Annual Incentive Plan and Long-Term Incentive Plan, which were reviewed at the February 23, 2010 meeting, were again determined not to encourage unnecessary and excessive risk. A review of the remaining employee compensation plans revealed that the Company employs fifteen distinct incentive/commission plans that consist of incentives, recognition, referral and commission payments. A review of each of the plans included a list of eligible employees covered under each of the plans, a description of each plan, the frequency of pay under the plan, a risk assessment of each of the plans, and 2010 year to date payouts.
Based on the structure of the Company’s employee compensation plans, it was determined that the Senior Executive Officer and employee compensation plans do not lead to excessive risk taking pursuant to TARP guidelines and industry standards and do promote long term value creation for the Company.
THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE

Susan R. Holliday, Chair
Samuel M. Gullo
Erland E. Kailbourne
Robert N. Latella

SUMMARY COMPENSATION TABLE
The following table contains information concerning the compensation earned by our named executive officers in the fiscal years ended December 31, 2010, 2009, and 2008.

					Change in
				Stock	Pension	All Other
		Salary	Bonus	Awards	Value	Compensation	Total
Name & Principal Position	Year	($)(2)	($)	($)(3)	($)(4)	($)(5)	($)
Peter G. Humphrey	2010	406,132	—	355,959	179,930	73,037	1,015,058
President & Chief Executive Officer	2009	413,483	—	79,260	138,264	72,912	703,919
of the Company and the Bank	2008	398,169	—	115,320	159,816	74,183	747,488

Karl F. Krebs(1)	2010	180,000	—	77,245	28,212	26,671	312,128
EVP & Chief Financial Officer	2009	40,539	—	19,996	9,316	13,084	82,935
of the Company and the Bank

Richard J. Harrison	2010	200,000	—	138,384	60,414	28,045	426,843
EVP & Senior Retail Lending Administrator of the Bank

John J. Witkowski	2010	226,644	—	152,421	24,100	23,592	426,757
EVP & Retail Banking Executive/	2009	231,089	—	66,050	15,734	25,176	338,049
Regional President of the Bank	2008	218,484	27,857	96,100	16,899	24,010	383,350

George D. Hagi	2010	198,221	—	155,073	35,247	20,169	408,710
EVP & Chief Risk Officer	2009	200,237	—	72,655	24,052	20,258	317,202
of the Company and the Bank	2008	192,821	—	105,710	27,198	21,988	347,717

Martin K. Birmingham	2010	205,641	—	140,943	20,654	27,169	394,407
EVP & Commercial Banking Executive/	2009	208,484	—	66,050	12,387	26,053	312,974
Regional President of the Bank	2008	195,732	24,369	96,100	14,085	26,365	356,651

(1)	Mr. Krebs was appointed to his position effective October 1, 2009. Mr. Krebs’ 2009 annualized base salary was $170,000.

(2)	Salaries reflect twenty-seven pay periods in 2009 versus the normal twenty-six pay periods in a calendar year.

(3)
The value of restricted stock awards is based on the market price of Financial Institutions, Inc. stock on the date of grant. The 2010 amount includes awards of restricted stock earned under the annual cash incentive plan for 2009 services, awards under the long-term equity incentive plan for 2009 service and a one-time restricted stock award granted during 2010 as shown in the Grants of Plan-Based Awards Table.

(4)	The value represents the aggregate change in actuarial present value of each named executive officer’s accumulated defined benefit pension.

(5)	Please see the table below for more information on the other compensation paid to our named executive officers in the year ended December 31, 2010.
All Other Compensation. The following table sets forth details of “All Other Compensation”, as presented above in the Summary Compensation Table.

	Use of		401(k)	Split Dollar
	Company	Club	Matching	Insurance
	Vehicle	Memberships	Contribution	Premium	Other	Total
Executive Name	($)	($)	($)	($)	($)(1)	($)
Peter G. Humphrey	1,900	3,150	11,025	50,830	6,132	73,037
Karl F. Krebs	7,701	9,434	8,110	—	1,426	26,671
Richard J. Harrison	4,354	8,177	9,010	—	6,504	28,045
John J. Witkowski	4,077	6,168	10,203	—	3,144	23,592
George D. Hagi	7,059	—	8,901	—	4,209	20,169
Martin K. Birmingham	1,877	13,039	9,259	—	2,994	27,169

(1)
For Mr. Humphrey, represents the taxable portion of his split dollar policy of $2,149; dividends paid on restricted stock of $2,693; and the taxable portion of group term life insurance (“GTL”) of $1,290. For all others, represents dividends paid on restricted stock of $789 for Mr. Krebs; of $2,694 for Messrs. Harrison, Witkowski and Birmingham and of $2,918 for Mr. Hagi; and the taxable portion of GTL for Messrs. Krebs, Harrison, Witkowski, Hagi and Birmingham, in the amounts of $637, $3,810, $450, $1,290 and $300, respectively.

2010 GRANTS OF PLAN-BASED AWARDS
The following table sets forth certain information with respect to options and restricted stock granted during the fiscal year ended December 31, 2010 to each of the named executive officers.

					All other
					stock awards:	Grant date
		Estimated future payouts under equity incentive			Number of	fair value of
		plan awards(1)(2)			shares of	stock and
	Grant	Threshold			stock or units	option awards
Executive Name	Date	(#)	Target (#)	Maximum (#)	(#)	($)(3)
Peter G. Humphrey	01/13/10	—	17,807	—	—	199,082
	02/23/10	—	—	—	2,500	32,250
	02/23/10	3,864	7,729	9,661	—	124,627

Karl F. Krebs	02/23/10	—	—	—	2,500	32,250
	02/23/10	1,395	2,790	3,488	—	44,995

Richard J. Harrison	01/13/10	—	5,022	—	—	56,146
	02/23/10	—	—	—	2,500	32,250
	02/23/10	1,550	3,100	3,875	—	49,988

John J. Witkowski	01/13/10	—	5,681	—	—	63,514
	02/23/10	—	—	—	2,500	32,250
	02/23/10	1,757	3,514	4,392	—	56,657

George D. Hagi	01/13/10	—	6,554	—	—	73,274
	02/23/10	—	—	—	2,500	32,250
	02/23/10	1,536	3,073	3,841	—	49,549

Martin K. Birmingham	01/13/10	—	5,124	—	—	57,286
	02/23/10	—	—	—	2,500	32,250
	02/23/10	1,594	3,188	3,985	—	51,407

(1)
These columns show the potential number of shares to be paid out for our named executive officers under our annual cash incentive plan and long-term equity incentive plan at threshold, target or maximum performance. The measures and potential payouts are described in more detail in the CD&A under the caption “Annual Cash Incentive Plan” and “Long-Term Equity-Based Incentive Plan”.

(2)	Due to the restriction of TARP, our annual cash incentive plan granted on 1/13/10 was paid in the form of ARRA-compliant restricted stock.

(3)
This column includes the full grant date fair value of stock awards for each of the years reported. The amounts reported in this column have been calculated in accordance with FASB ASC 718. For equity awards that are subject to performance conditions, the value reported is based upon the probable outcome of such conditions, excluding the effect of estimated forfeitures.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
The following table includes certain information with respect to the value of all unexercised options and non-vested restricted stock awards granted under the 1999 and 2009 Management Stock Incentive Plans.

	Option awards					Stock awards
											Equity
											incentive
									Equity		plan
									incentive		awards:
									plan		market or
									awards:		payout
								Market	number of		value of
	Number of	Number of				Number of		value of	unearned		unearned
	securities	securities				shares or		shares or	shares, units		shares, units
	underlying	underlying				units of		units of	or other		or other
	unexercised	unexercised		Option		stock that		stock that	rights that		rights that
	options	options		exercise	Option	have not		have not	have not		have not
	Exercisable	Unexercisable		price	expiration	vested		vested	vested		vested
Executive Name	(#)	(#)		($)	date	(#)		($)	(#)		($)
Peter G. Humphrey	14,083	—		23.80	02/04/14	2,500	(2)	47,425	34,044	(3)	645,815
	16,659	—		21.05	02/23/15
	8,500	—		19.75	07/26/16
	6,375	2,125	(1)	19.41	07/25/17

Karl F. Krebs	—	—		—	—	2,500	(2)	47,425	5,460	(4)	103,576

Richard J. Harrison	1,345	—		23.80	02/04/14	2,500	(2)	47,425	14,377	(5)	272,732
	1,773	—		21.05	02/23/15
	1,650	—		19.75	07/26/16

John J. Witkowski	7,450	—		17.80	09/07/15	2,500	(2)	47,425	15,553	(6)	295,040
	1,650	—		19.75	07/26/16
	1,125	375	(1)	19.41	07/25/17

George D. Hagi	6,047	—		19.59	01/18/16	2,500	(2)	47,425	16,423	(7)	311,544
	1,650	—		19.75	07/26/16
	1,125	375	(1)	19.41	07/25/17

Martin K. Birmingham	4,596	—		20.39	03/16/15	2,500	(2)	47,425	14,589	(8)	276,753
	1,650	—		19.75	07/26/16
	1,125	375	(1)	19.41	07/25/17

(1)	Options vest on July 25, 2011.

(2)	Restricted stock awards vest on February 23, 2014.

(3)
600 awards vest on January 16, 2011; 5,976 awards vest in approximately equal parts on January 14, 2011 and January 14, 2012; 17,807 awards vest on January 13, 2012; and, subject to achievement of performance criteria 9,661 awards vest in equal parts on February 23, 2012 and February 23, 2013.

(4)	1,972 awards vest on October 1, 2011 and, subject to achievement of performance criteria 3,488 awards vest in equal parts on February 23, 2012 and February 23, 2013.

(5)
500 awards vest on January 16, 2011; 4,980 awards vest in approximately equal parts on January 14, 2011 and January 14, 2012; 5,022 awards vest on January 13, 2012; and, subject to achievement of performance criteria 3,875 awards vest in equal parts on February 23, 2012 and February 23, 2013.

(6)
500 awards vest on January 16, 2011; 4,980 awards vest in approximately equal parts on January 14, 2011 and January 14, 2012; 5,681 awards vest on January 13, 2012; and, subject to achievement of performance criteria 4,392 awards vest in equal parts on February 23, 2012 and February 23, 2013.

(7)
550 awards vest on January 16, 2011; 5,478 awards vest in approximately equal parts on January 14, 2011 and January 14, 2012; 6,554 awards vest on January 13, 2012; and, subject to achievement of performance criteria 3,841 awards vest in equal parts on February 23, 2012 and February 23, 2013.

(8)
500 awards vest on January 16, 2011; 4,980 awards vest in approximately equal parts on January 14, 2011 and January 14, 2012; 5,124 awards vest on January 13, 2012; and, subject to achievement of performance criteria 3,985 awards vest in equal parts on February 23, 2012 and February 23, 2013.

STOCK VESTED FOR 2010
Shares of restricted stock held by our named executive officers that vested in 2010 are shown in the table below. No stock options were exercised by our named executive officers in 2010.

	Number of
	Shares	Value
	Acquired on	Realized on
	Vesting	Vesting(1)
Executive Name	(#)	($)
Peter G. Humphrey	4,800	85,938
Karl F. Krebs	—	—
Richard J. Harrison	2,000	33,975
John J. Witkowski	2,000	33,975
George D. Hagi	2,050	34,550
Martin K. Birmingham	2,000	33,975

(1)	The amounts shown are calculated based on the closing market price of our common stock on the date of vesting, multiplied by the number of vested shares.
PENSION BENEFITS
The following Pension Benefits table provides information regarding the present value of the accumulated benefit and years of credited service for our named executive officers under the New York Bankers Retirement System Volume Submitter Plan as adopted by Financial Institutions, Inc. (the “New York Bankers Retirement Plan”). The present value of accumulated benefits was determined using the same assumptions used for financial reporting purposes under generally accepted accounting principles for 2010.

		Number of	Present
		Years	Value of	Payments
		Credited	Accumulated	During
		Service	Benefit(1)	2010
Executive Name	Plan Name	(#)	($)	($)
Peter G. Humphrey	New York Bankers Retirement Plan	31.417	1,044,980	—
Karl F. Krebs	New York Bankers Retirement Plan	2.250	37,528	—
Richard J. Harrison	New York Bankers Retirement Plan	6.417	202,600	—
John J. Witkowski	New York Bankers Retirement Plan	4.333	66,121	—
George D. Hagi	New York Bankers Retirement Plan	3.917	97,230	—
Martin K. Birmingham	New York Bankers Retirement Plan	4.750	56,923	—

(1)
The Present Value of Accumulated Benefits was determined using the same assumptions used for financial reporting purposes under GAAP. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the accumulated benefits, refer to Note 16 to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

We maintain a defined benefit pension plan in which each of our named executive officers participates. The plan was closed to new participants as of December 31, 2006. Because Mr. Krebs had previously worked for us, his prior years’ service allowed him to participate in the plan effective with his re-hire date.
Material Terms and Conditions:
Benefits under the defined benefit pension plan are based on years of service and the named executive officer’s highest average compensation during five consecutive years of employment. Compensation used to determine benefits is all wages, tips, and other compensation as reported on the named executive officer’s form W-2. Normal retirement age for named executive officers who first participated in our plan prior to January 1, 2004 is age 62 with ten years of vesting service, as defined in the plan. Normal retirement age is age 65 for any named executive officer who first participated in the plan on or after January 1, 2004. The normal retirement benefit is an annual pension benefit commencing on the named executive officer’s normal retirement date payable in the normal benefit form in an amount equal to:
Basic Benefit
For Benefit Service accrued prior to January 1, 2004:
•	1.75 % of average annual compensation multiplied by creditable service accrued prior to January 1, 2004 up to 35 years; plus
For Benefit Service accrued on or after January 1, 2004:
•
1.50% of average annual compensation, multiplied by creditable service accrued on or after January 1, 2004 provided that such service shall not exceed the difference between (i) 35 and (ii) the participant’s years of benefit earned prior to January 1, 2004; plus

•	1.25% of average annual compensation multiplied by creditable service in excess of 35 years up to 5 years; minus
Offset Benefit
•	0.49% of final average compensation, up to covered compensation, multiplied by creditable service up to 35 years.
The normal benefit form is payable as a single life pension with sixty payments guaranteed. There are a number of optional forms of benefit available to participants, all of which are adjusted actuarially.
Named executive officers participating in the plan are eligible for early retirement upon attaining age 55. Early retirement benefits are determined as described below.
Benefits for named executive officers who first participated in the plan prior to January 1, 2004 and who are 100% vested as of December 31, 2003, and who remain in our employment until they reach the age of 55 are reduced 3% for the basic benefit and 6% for the offset benefit. Benefits for named executive officers who first participated in the plan prior to January 1, 2004 and who were not 100% vested as of December 31, 2003, and who do not remain in our employment until they reach the age of 55, are reduced 3% for the basic benefit and 6% for the offset benefit for the accrued benefit attributable to service earned as of December 31, 2003, and for service earned on or after January 1, 2004 the accrued benefit is determined as of the early retirement date, reduced by 1/180 for each of the first sixty months and by 1/360 for each of the next sixty months that the early retirement date precedes the normal retirement date.
Named executive officers who first participate in the plan on or after January 1, 2004 shall have their accrued benefit determined as of the early retirement date, reduced by 1/180 for each of the first sixty months and by 1/360 for each of the next sixty months that the early retirement date precedes the normal retirement date.
Mr. Hagi and Mr. Humphrey are eligible for early retirement.

CHANGE IN CONTROL AGREEMENTS
We have entered into change of control agreements with Messrs. Humphrey, Witkowski, Hagi, and Birmingham. The change of control agreements are designed to promote stability and continuity of our senior management. Under the agreements, a change of control is defined as occurring when (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (“Act”) (other than us or a subsidiary of ours) becomes the beneficial owner (within the meaning of Rule 13d-3 under the Act) of our securities possessing twenty percent (20%) or more of the voting power for the election of our directors; (2) there is consummated (i) any consolidation, share exchange or merger of us in which we are not the continuing or surviving corporation or pursuant to which any shares or our common stock are to be converted into cash, securities or other property, provided that the transaction is not with a corporation which was a subsidiary of ours immediately before the transaction; or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets; or (3) “approved directors” constitute less than a majority of the entire Board of Directors, with “approved directors” defined to mean the members of our Board of Directors as of the date of the agreement and any subsequently elected members who are nominated or approved by at least three quarters of the approved directors on the Board prior to such election. If a change of control, as defined in the agreement occurs during the executive officer’s employment, and if within the twelve-month period following such change of control, either we terminate the executive officer, other than for cause, or the executive officer terminates his employment for good reason, meaning (1) there has been a material diminution, compared to those existing as of the date the change of control occurs, in the executive officer’s responsibilities, duties, title, reporting responsibilities within the business organization, status, role, authority or aggregate compensation which is not restored within 15 days after written notice is provided to us by the executive officer; or (2) removal of the executive officer from his current position, other than (i) elevation to a higher ranking executive officer position with us or (ii) with the written consent of the executive officer; or (3) relocation of the executive officer’s principal place of employment by more than 75 miles from its location immediately prior to the change of control other than with the written consent of the executive officer, the executive officer will be entitled to benefits as provided in the agreement. Each change of control agreement includes covenants by the executive not to solicit employees of ours and not to compete during the term of the agreement and during any period for which the executive is entitled to receive compensation and six months thereafter, and not to disclose or use confidential information of the company.
The following summary sets forth potential cash payments and benefits in the event that a named executive officer’s employment terminates as a result of an involuntary termination or the executive terminates his employment because of good reason at any time within twelve months after a change of control:
1.	All stock options and restricted stock held by the named executive officer will become fully vested and exercisable;

2.	Medical and dental benefits will continue for a period not to exceed 18 months;

3.
Monthly cash payments equal to 1/12th the sum of the base salary amount for the most recent calendar year ending before the date on which the change of control occurred plus the average of the annual incentive compensation earned by the Executive for the two most recent calendar years ending before the date on which the change of control occurred will be made;

4.
Mr. Humphrey is entitled to receive these cash payments over a thirty-six month period; Mr. Hagi is entitled to receive cash payments for twenty-four months; and Messrs. Witkowski and Birmingham are entitled to receive cash payments for twelve months.

We participated in the U.S. Treasury’s CPP. As a result, we are prohibited from making any “golden parachute” payments to our named executive officers and certain other employees during the period the Treasury holds any of our securities issued under the CPP. Our named executive officers have agreed to executive compensation waivers and agreements which specify the limitations on their compensation arrangements required by the CPP.
Potential Payments Following a Change in Control
Based on the terms of the Change in Control agreement, a share price of $18.97 as of December 31, 2010, and the number of options and restricted stock held by each of the named executive officers that were unearned and unvested as of December 31, 2010, the estimated values of cash payments and acceleration of stock options and restricted stock grants held by each named executive officer in the event of a change in control (assuming we were not subject to the CPP “golden parachute” restrictions described above) are as follows:

		Salary plus	Stock	Restricted	Medical &	Gross
	Continuation	Incentives	Options	Stock	Dental	Value
Executive Name	Period	($)	($)	($)	($)	($)
Peter G. Humphrey	36 months	1,539,075	—	693,240	14,961	2,247,276
John J. Witkowski	12 months	262,846	—	342,465	9,974	615,285
George D. Hagi	24 months	473,746	—	358,969	14,961	847,676
Martin K. Birmingham	12 months	237,129	—	324,178	9,974	571,281

DIRECTOR COMPENSATION
We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to us, as well as the skill levels required of members of the Board. Directors are subject to a minimum stock ownership requirement. Under the new stock ownership requirements, approved by the Board of Directors on October 27, 2010, each director is required to own shares of our common stock with a value of $100,000, based on the trailing 365-day average closing common stock price, within five years after joining the Board. The following table sets forth certain information regarding 2010 total director compensation.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards(2)(3)(4)	Compensation(5)	Total
Director Name	($)	($)	($)	($)
Karl V. Anderson, Jr.	32,166	20,444	160	52,770
John E. Benjamin	73,724	47,936	160	121,820
Thomas P. Connolly(1)	8,300	—	80	8,380
Barton P. Dambra	30,966	20,444	160	51,570
Samuel M. Gullo	32,916	13,964	80	46,960
Susan R. Holliday	38,416	20,444	160	59,020
Erland E. Kailbourne	37,666	20,444	160	58,270
Robert N. Latella	37,616	13,964	80	51,660
James L. Robinson	40,921	22,939	160	64,020
James H. Wyckoff	26,916	20,444	160	47,520

(1)
Mr. Connolly did not stand for re-election due to his retirement from the Board effective with the Annual Shareholders meeting on May 6, 2010. Consequently, Mr. Connolly did not receive an annual retainer or restricted stock awards for 2010.

(2)
The amount shown for each Director includes $12,960, representing the aggregate grant date fair value, calculated in accordance with FASB ASC 718, of the 800 shares of restricted stock granted under the 2009 Directors Stock Incentive Plan.

(3)
The amount shown for each Director includes the portion of their annual retainer paid in common stock. For 2010, the number of shares was determined by dividing the applicable portion of their annual retainer by the closing price of the Company’s common stock on the date of grant, which was $16.20. For 2010 these amounts were $34,976 and $9,979 for Messrs. Benjamin and Robinson, respectively, and $7,484 for each of the other Directors.

(4)
With the exception of Mr. Connolly, who had no unvested restricted stock awards as of December 31, 2010, each of the Directors had 400 shares of unvested restricted stock awards as of December 31, 2010.

(5)	Includes dividends on unvested restricted stock treated as compensation for directors who did not elect the IRS 83-b treatment of their restricted stock grants.

Compensation Paid to Board Members
For the fiscal year ended December 31, 2010, members of the Board who were not employees of ours received annual cash retainers for serving on our Board of Directors and for serving on the Board of our wholly-owned subsidiary, Five Star Bank, as shown in the tables which follow. Half of the retainer is paid in shares of our common stock on the date of our annual organizational meeting and half is paid in cash six months thereafter. Directors may elect to receive cash instead of stock. Board service fees are specified in the table which follows. The meetings of our Board and the Board of Five Star Bank are normally scheduled on the same day therefore only one meeting fee is paid. In the event that such meetings are held on different days, fees are paid in accordance with the schedule for our Board meetings. Directors are paid two-thirds of the normal Board or Committee fee when the applicable meetings are scheduled as teleconference meetings. Board members are reimbursed for reasonable travel expenses to attend meetings.
Set forth below is the fee schedule for non-executive director.

		Five Star
	Company	Bank
Annual Retainer Fees
Chair	$40,000	$30,000
Vice Chair(1)	30,000	15,000
Director	10,000	5,000

Committee Chair:
Audit	15,000
Management Development and Compensation	10,000
Executive, Nominating and Governance	10,000
Risk Oversight Committee	10,000

Board Meeting Fees
Chair	3,000
Vice Chair	1,500
Director	1,200

Committee Fees
Chair	1,550
Member	750

(1)	Effective May 6, 2010, Vice Chairman John E. Benjamin was named Chairman of the Board. The Board Vice Chairman position is currently not filled.
Non-Qualified Stock Options and Restricted Stock
Under the terms of the 2009 Director Stock Incentive Plan, which we refer to as the Plan, for 2010 each of our Directors was granted 400 shares of restricted stock and each Director serving as a Director of Five Star Bank was granted 400 additional shares of restricted stock at a price of $16.20 on the date of grant. These grants were made at the Board’s 2010 annual organizational meeting. The restricted stock agreement entered into with each of the Directors provides that fifty percent (50%) of the shares shall vest immediately upon the date of the grant, and if the Director remains in continuous service as our director until the first anniversary of the date of grant, the remaining fifty percent (50%) of the shares will vest. If the Director ceases to serve as our director the shares vest, the shares will be immediately forfeited, subject to the terms of the Plan. Directors will be entitled to receive any dividends paid with respect to the unvested shares of restricted stock. No non-qualified stock options were granted to Directors in 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.
BENEFICIAL OWNERSHIP OF COMMON STOCK
The following table shows, as of March 7, 2011, the beneficial ownership of shares of Financial Institutions, Inc. common stock by (a) each stockholder known to the Company to beneficially own more than 5% of Financial Institutions, Inc. common stock, (b) all present directors, continuing and nominees, (c) the six named executive officers, and (d) all present directors and executive officers of the Company as a group. Beneficial ownership means that the individual has or shares voting power or investment power with respect to the shares of common stock or the individual has the right to acquire the shares of common stock within 60 days of March 7, 2011.

			Number of shares
			included in previous
			column which the
			individual or group
			has/have the right to	Percent of
	Number of shares		acquire within 60 days	outstanding
Name	beneficially owned		of March 7, 2011	common stock(1)
Canandaigua National Bank & Trust Co. (held in various trust / fiduciary capacities)	993,643	(2)	—	9.05%
BlackRock, Inc.	818,473	(3)	—	7.46%
Dimensional Fund Advisors LP	555,951	(4)	—	5.06%
JPMorgan Chase and Co., Gail C. Humphrey and David G. Humphrey, as co-trustees	549,360	(5)	—	5.00%
Directors(6):
Karl V. Anderson, Jr.	11,063		6,133	*
John E. Benjamin	18,263		10,133	*
Barton P. Dambra	23,920	(7)	11,133	*
Samuel M. Gullo	19,136		11,133	*
Susan R. Holliday	19,887		9,333	*
Peter G. Humphrey	405,152	(8)	45,617	3.69%
Erland E. Kailbourne	32,457		5,700	*
Robert N. Latella	12,473		6,481	*
James L. Robinson	12,035		3,933	*
James H. Wyckoff	424,340	(9)	10,533	3.86%
Named Executive Officers(10):
Richard J. Harrison	35,993		5,893	*
Karl F. Krebs	11,579		—	*
John J. Witkowski	36,266		10,225	*
George D. Hagi	34,604		8,822	*
Martin K. Birmingham	31,703		7,371	*
Directors and executive officers as a group (19 persons)	1,172,762		169,523	10.68%

*	Denotes less than 1%

(1)	Calculated based on Rule 13d-3(d)(i) using the number of outstanding shares of common stock as of March 7, 2011.

(2)
Share and percentage information obtained from NASDAQ Global Market Ownership holder position reported as of December 31, 2010 in Form 13F filings. The address of Canandaigua National Bank & Trust Co. is 1150 Pittsford-Victor Road, Pittsford, New York 14534.

(3)
Based on information set forth in Amendment number 1 to Schedule 13G filed with the SEC on February 4, 2011 by BlackRock, Inc. reporting sole power to vote or direct the vote and to dispose or direct the disposition of 818,473 shares of Financial Institutions, Inc. common stock. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

(4)
Based on information set forth in a Schedule 13G filed with the SEC on February 11, 2011 by Dimensional Fund Advisors LP reporting sole power to vote or direct the vote of 549,673 shares of Financial Institutions, Inc. common stock and sole power to dispose or direct the disposition of 555,951 shares of Financial Institutions, Inc. common stock. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of our shares held by the Funds. However, all shares beneficially owned are owned by the Funds. The address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)
Share and percentage information obtained from NASDAQ Global Market Ownership holder position reported as of December 31, 2010 in Form 13F filings. The address of JPMorgan Chase and Co. is 1 Chase Square, Rochester, New York 14643.

(6)
Except as set forth in the footnotes below, each person has sole investment and voting power with respect to the common stock beneficially owned by such person. Includes only those stock options that are exercisable or become exercisable within 60 days of March 1, 2011.

(7)	Includes 1,000 shares held by Mr. Dambra’s spouse.

(8)
Includes 10,000 shares held by trusts over which, Mr. Humphrey, as trustee, exercises voting and dispositive powers, 20,400 shares owned by Mr. Humphrey’s spouse, and 54,600 shares held in trust for Mr. Humphrey’s son.

(9)	Includes 66,995 shares held by Mr. Wyckoff’s spouse.

(10)	In addition to Mr. Humphrey, who also serves as a director.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Peter G. Humphrey, our President and Chief Executive Officer, and a member of our Board of Directors, James H. Wyckoff, are first cousins.
We last approved a Related Party Transaction Policy in 2010 that provides for the oversight of related party transactions by our Chief Risk Officer. Pursuant to such policy, our Chief Risk Officer is notified whenever a potential related party transaction is being contemplated. Our Chief Risk Officer refers any potential transactions, with appropriate supporting detail, to the Audit Committee of our Board of Directors. The Audit Committee determines whether the transaction is a related party transaction as such term is defined under Item 404(a) of Regulation S-K. If the Audit Committee determines that the potential transaction would be a related party transaction, then the Audit Committee determines whether to approve or decline the proposed transaction. The Audit Committee has not established a written policy regarding the factors it considers in deciding whether to approve a potential related party transaction. Instead, the Audit Committee considers all factors that it considers appropriate and then decides whether to approve the transaction using its business judgment.
During 2010, neither the Company nor any of our subsidiaries was a party to any transaction or series of transactions in which the amount involved exceeded $120,000 and which any director, executive officer, or related interests had or will have a direct or indirect material interest other than:
•	Compensation arrangements described within this document; and

•	The transactions described below.
Our directors, executive officers and many of our substantial shareholders and their affiliates are also our customers. On December 31, 2010, the aggregate principal amount of loans to our directors, executive officers, 5% or greater shareholders and their affiliates was $609,215 certain of which were in excess of $120,000. Loans made by Five Star Bank to officers, directors, 5% or greater shareholders or their affiliates were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as comparable transactions with other customers and did not involve more than the normal risk of collectability or present other unfavorable features.
Loans to directors, executive officers and substantial shareholders are subject to limitations contained in the Federal Reserve Act, which requires that such loans satisfy certain criteria. We expect to have such transactions or transactions on a similar basis with our directors, executive officers, substantial shareholders and their affiliates in the future.

Board Independence
Based on recommendations made by the Executive, Nominating and Governance Committee, the Board of Directors has determined that all current directors are “independent” under NASDAQ rules, except Peter G. Humphrey, the President and Chief Executive Officer. Relationships described in the section titled “Certain Relationships and Related Party Transactions” were taken into consideration when determining this status.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KPMG LLP has served as our independent registered public accounting firm since 1995. Representatives of KPMG LLP are expected to be present at the Company’s 2011 Annual Meeting. They will be given an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.
Audit Fees
Fees paid or payable to KPMG for professional services rendered in connection with (i) the audit of our consolidated financial statements included in Form 10-K, (ii) the audit of the effectiveness of our internal controls over financial reporting, and (iii) the limited reviews of the interim consolidated financial statements included in Forms 10-Qs were $331,000 for each of the fiscal years ended December 31, 2010 and December 31, 2009.
Audit Related Fees
Audit related fees consist of services rendered in connection with the audits of our broker-dealer subsidiary’s financial statements and regulatory compliance procedures. These fees were $18,000 for the fiscal year ended December 31, 2010 and $45,400 for the fiscal year ended December 31, 2009.
Tax Fees
Aggregate fees for tax compliance and advisory services for the fiscal year ended December 31, 2010 were $53,440 and $44,800 for the fiscal year ended December 31, 2009.
All Other Fees
No additional fees other than those reported as audit fees, audit related fees and tax fees were paid or payable to KPMG for the fiscal years ended December 31, 2010 and December 31, 2009.
Pre-Approval Policy
Procedures have been adopted that require Audit Committee pre-approval of all permissible services to be performed by the independent accountant, including the fees and other compensation to be paid to the independent accountant, with the exception of certain routine additional professional services that may be performed at the request of management without pre-approval. The additional professional services include tax assistance, research and compliance, assistance researching accounting literature, and assistance in due diligence activities. The engagement letter entered into with the independent accountants for tax compliance services and tax consulting services stated such services would not exceed $10,000 per quarter and that a listing of the additional services would be provided to the Audit Committee at their next meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and Subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 24, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.11	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 1, 2010

10.12	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

Exhibit
Number	Description	Location

10.13	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.14	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.15	Executive Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated June 30, 2005

10.16	Executive Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated June 30, 2005

10.17	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.18	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.19	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.20	Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated September 26, 2008

10.21	Amendment to Voluntary Retirement Agreement with James T. Rudgers	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 1, 2009

10.22	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008

10.23	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.24	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 24, 2008

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s audited consolidated financial statements under Item 8 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act	Filed Herewith

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.
March 7, 2011	/s/ Peter G. Humphrey
Peter G. Humphrey
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter G. Humphrey Peter G. Humphrey	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2011

/s/ Karl F. Krebs Karl F. Krebs	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2011

/s/ Karl V. Anderson, Jr. Karl V. Anderson, Jr.	Director	March 7, 2011

/s/ John E. Benjamin John E. Benjamin	Director, Chairman	March 7, 2011

/s/ Barton P. Dambra Barton P. Dambra	Director	March 7, 2011

/s/ Samuel M. Gullo Samuel M. Gullo	Director	March 7, 2011

/s/ Susan R. Holliday Susan R. Holliday	Director	March 7, 2011

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 7, 2011

/s/ Robert N. Latella Robert N. Latella	Director	March 7, 2011

/s/ James L. Robinson James L. Robinson	Director	March 7, 2011

/s/ James H. Wyckoff James H. Wyckoff	Director	March 7, 2011