Form 10-Q
period 2011-03-31
FINANCIAL INSTITUTIONS INC
filed 2011-05-03
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 13,792,741 shares of Common Stock, $0.01 par value, outstanding as of April 28, 2011.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$94,441	$38,964
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	94,535	39,058
Securities available for sale, at fair value	692,812	666,368
Securities held to maturity, at amortized cost (fair value of $25,959 and $28,849, respectively)	25,284	28,162
Loans held for sale	1,666	3,138
Loans (net of allowance for loan losses of $20,119 and $20,466, respectively)	1,332,400	1,325,524
Company owned life insurance	26,326	26,053
Premises and equipment, net	32,617	33,263
Goodwill	37,369	37,369
Other assets	52,107	55,372

Total assets	$2,295,116	$2,214,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$354,312	$350,877
Interest-bearing demand	424,897	374,900
Savings and money market	464,076	417,359
Certificates of deposit	726,296	739,754

Total deposits	1,969,581	1,882,890
Short-term borrowings	42,060	77,110
Long-term borrowings	26,702	26,767
Other liabilities	33,950	15,396

Total liabilities	2,072,293	2,002,163

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and issued	153	153
Series A preferred stock, $5,000 liquidation preference per share, 7,503 shares authorized; 7,503 shares issued at December 31, 2010	—	36,210
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 174,223 shares issued	17,422	17,422

Total preferred equity	17,575	53,785
Common stock, $0.01 par value, 50,000,000 shares authorized; 14,161,597 and 11,348,122 shares issued, respectively	142	113
Additional paid-in capital	68,605	26,029
Retained earnings	147,261	144,599
Accumulated other comprehensive loss	(3,879)	(4,722)
Treasury stock, at cost — 368,407 and 410,616 shares, respectively	(6,881)	(7,660)

Total shareholders’ equity	222,823	212,144

Total liabilities and shareholders’ equity	$2,295,116	$2,214,307

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Interest income:
Interest and fees on loans	$19,035	$18,618
Interest and dividends on investment securities	4,604	5,199
Other interest income	—	7

Total interest income	23,639	23,824

Interest expense:
Deposits	3,197	3,784
Short-term borrowings	72	78
Long-term borrowings	532	710

Total interest expense	3,801	4,572

Net interest income	19,838	19,252
Provision for loan losses	810	418

Net interest income after provision for loan losses	19,028	18,834

Noninterest income:
Service charges on deposits	2,105	2,230
ATM and debit card	1,016	934
Broker-dealer fees and commissions	386	380
Loan servicing	349	280
Company owned life insurance	266	269
Net gain on sale of loans held for sale	224	62
Net gain on disposal of investment securities	3	6
Impairment charges on investment securities	—	(526)
Net gain on sale and disposal of other assets	45	2
Other	754	446

Total noninterest income	5,148	4,083

Noninterest expense:
Salaries and employee benefits	8,401	8,247
Occupancy and equipment	2,843	2,771
Professional services	682	606
FDIC assessments	607	602
Computer and data processing	603	571
Supplies and postage	452	445
Advertising and promotions	165	187
Other	1,597	1,309

Total noninterest expense	15,350	14,738

Income before income taxes	8,826	8,179
Income tax expense	3,006	2,851

Net income	$5,820	$5,328

Preferred stock dividends	770	839
Accretion of discount on preferred stock	1,305	90

Net income available to common shareholders	$3,745	$4,399

Earnings per common share (Note 2):
Basic	$0.33	$0.41
Diluted	$0.33	$0.40
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Three months ended March 31, 2011

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144

Comprehensive income:
Net income	—	—	—	5,820	—	—	5,820
Other comprehensive income, net of tax	—	—	—	—	843	—	843

Total comprehensive income							6,663

Purchases of treasury stock	—	—	—	—	—	(197)	(197)
Issuance of common stock	—	29	43,098	—	—	—	43,127
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Share-based compensation plans:
Share-based compensation	—	—	231	—	—	—	231
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(857)	—	—	857	—
Excess tax benefit on share-based compensation	—	—	64	—	—	—	64
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series A Preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(370)	—	—	(370)
Common-$0.10 per share	—	—	—	(1,083)	—	—	(1,083)

Balance at March 31, 2011	$17,575	$142	$68,605	$147,261	$(3,879)	$(6,881)	$222,823

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$5,820	$5,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	849	898
Net amortization of premiums on securities	1,378	508
Provision for loan losses	810	418
Share-based compensation	231	221
Deferred income tax expense	876	759
Proceeds from sale of loans held for sale	10,017	6,031
Originations of loans held for sale	(8,321)	(5,651)
Increase in company owned life insurance	(266)	(269)
Net gain on sale of loans held for sale	(224)	(62)
Net gain on disposal of investment securities	(3)	(6)
Impairment charges on investment securities	—	526
Net gain on sale and disposal of other assets	(45)	(2)
Decrease in other assets	1,917	463
Decrease in other liabilities	(566)	(522)

Net cash provided by operating activities	12,473	8,640

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(42,262)	(110,252)
Held to maturity	(1,920)	(2,654)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	33,990	35,731
Held to maturity	5,863	7,567
Proceeds from sales and calls of securities available for sale	—	12,950
Net loan originations	(7,686)	(4,715)
Purchases of company owned life insurance	(7)	(7)
Proceeds from sales of other assets	110	56
Purchases of premises and equipment	(205)	(471)

Net cash used in investing activities	(12,117)	(61,795)

Cash flows from financing activities:
Net increase in deposits	86,691	106,919
Net decrease in short-term borrowings	(35,050)	(22,935)
Repayments of long-term borrowings	(65)	(1)
Proceeds from issuance of common stock, net of issuance costs	43,127	—
Redemption of Series A preferred stock	(37,447)	—
Purchases of common stock for treasury	(197)	—
Proceeds from stock options exercised	91	8
Excess tax benefit on share-based compensation	64	—
Cash dividends paid to preferred shareholders	(1,010)	(839)
Cash dividends paid to common shareholders	(1,083)	(1,082)

Net cash provided by financing activities	55,121	82,070

Net increase in cash and cash equivalents	55,477	28,915
Cash and cash equivalents, beginning of period	39,058	42,959

Cash and cash equivalents, end of period	$94,535	71,874

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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Cash payments:
Interest	$4,367	$5,315
Income taxes	270	—

Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$—	$70
Accrued and declared unpaid dividends	1,454	1,692
Increase in net unsettled security transactions	19,360	4,896
Accretion of preferred stock discount	1,305	90
Recent Accounting Pronouncements
FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. This amendment did not have a significant impact on the Company’s statement of income and condition, but it has significantly expanded the disclosures that we are required to provide.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The adoption of this ASU is not expected to have a material impact on the Company’s statement of income and condition.
(2.) EARNINGS PER COMMON SHARE (“EPS”)
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts).

	Three months ended
	March,
	2011	2010
Net income available to common shareholders	$3,745	$4,399
Less: Earnings allocated to participating securities	10	30

Earnings allocated to common shares outstanding	$3,735	$4,369

Weighted average common shares used to calculate basic EPS	11,336	10,746
Add: Effect of common stock equivalents	131	55

Weighted average common shares used to calculate diluted EPS	11,467	10,801

Earnings per common share:
Basic	$0.33	$0.41
Diluted	$0.33	$0.40

Shares subject to the following securities, outstanding as of March 31 of the respective year, were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	352	451
Restricted stock awards	27	—
Warrant	—	378

	379	829

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$135,621	$926	$2,246	$134,301
State and political subdivisions	118,496	1,584	1,172	118,908
Mortgage-backed securities:
Federal National Mortgage Association	113,372	655	624	113,403
Federal Home Loan Mortgage Corporation	87,753	288	495	87,546
Government National Mortgage Association	98,304	2,445	68	100,681
Collateralized mortgage obligations:
Federal National Mortgage Association	12,965	217	11	13,171
Federal Home Loan Mortgage Corporation	14,273	332	1	14,604
Government National Mortgage Association	106,319	1,897	90	108,126
Privately issued	784	671	—	1,455

Total collateralized mortgage obligations	134,341	3,117	102	137,356

Total mortgage-backed securities	433,770	6,505	1,289	438,986
Asset-backed securities	564	188	135	617

Total available for sale securities	$688,451	$9,203	$4,842	$692,812

Securities held to maturity:
State and political subdivisions	$25,284	$675	$—	$25,959

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$141,591	$1,158	$1,965	$140,784
State and political subdivisions	105,622	1,516	1,472	105,666
Mortgage-backed securities:
Federal National Mortgage Association	96,300	798	1,030	96,068
Federal Home Loan Mortgage Corporation	83,745	321	1,317	82,749
Government National Mortgage Association	102,633	2,422	7	105,048
Collateralized mortgage obligations:
Federal National Mortgage Association	8,938	231	11	9,158
Federal Home Loan Mortgage Corporation	15,917	329	1	16,245
Government National Mortgage Association	106,969	1,761	289	108,441
Privately issued	981	591	—	1,572

Total collateralized mortgage obligations	132,805	2,912	301	135,416

Total mortgage-backed securities	415,483	6,453	2,655	419,281
Asset-backed securities	564	204	131	637

Total available for sale securities	$663,260	$9,331	$6,223	$666,368

Securities held to maturity:
State and political subdivisions	$28,162	$687	$—	$28,849

There were no sales of available for sale securities during the three months ended March 31, 2011. For the three months ended March 31, 2010, proceeds from sales of securities available for sale were $13.0 million and gross realized gains were $6 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2011 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$36,981	$37,254
Due from one to five years	98,915	100,948
Due after five years through ten years	242,407	238,532
Due after ten years	310,148	316,078

	$688,451	$692,812

Debt securities held to maturity:
Due in one year or less	$17,904	$18,036
Due from one to five years	6,180	6,529
Due after five years through ten years	1,022	1,180
Due after ten years	178	214

	$25,284	$25,959

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$47,330	$2,208	$8,663	$38	$55,993	$2,246
State and political subdivisions	49,139	1,172	—	—	49,139	1,172
Mortgage-backed securities:
Federal National Mortgage Association	44,523	624	—	—	44,523	624
Federal Home Loan Mortgage Corporation	58,450	495	—	—	58,450	495
Government National Mortgage Association	4,952	68	—	—	4,952	68
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	2,097	11	2,097	11
Federal Home Loan Mortgage Corporation	492	1	—	—	492	1
Government National Mortgage Association	14,298	90	—	—	14,298	90

Total collateralized mortgage obligations	14,790	91	2,097	11	16,887	102

Total mortgage-backed securities	122,715	1,278	2,097	11	124,812	1,289
Asset-backed securities	109	63	95	72	204	135

Total temporarily impaired securities	$219,293	$4,721	$10,855	$121	$230,148	$4,842

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

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
At March 31, 2011, the Company had positions in 17 investment securities with an amortized cost of $11.0 million and an unrealized loss of $121 thousand that have been in a continuous unrealized loss position for more than 12 months. Asset-backed securities accounted for $72 thousand of the unrealized loss on these securities.
There were a total of 160 securities positions in the Company’s investment portfolio with an amortized cost of $224.0 million and a total unrealized loss of $4.7 million at March 31, 2011, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.
Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2011, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2011, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and expects to recover the entire amortized cost of these impaired securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

		Net Deferred
		Loan (Fees)
	Loans, Gross	Costs	Loans, Net
March 31, 2011
Commercial business	$209,259	$120	$209,379
Commercial mortgage	362,282	(569)	361,713
Residential mortgage	123,572	22	123,594
Home equity	206,608	3,353	209,961
Consumer indirect	404,806	18,015	422,821
Other consumer	24,888	163	25,051

Total	$1,331,415	$21,104	1,352,519

Allowance for loan losses			(20,119)

Total loans, net			$1,332,400

December 31, 2010
Commercial business	$210,948	$83	$211,031
Commercial mortgage	353,537	(607)	352,930
Residential mortgage	129,553	27	129,580
Home equity	205,070	3,257	208,327
Consumer indirect	400,221	17,795	418,016
Other consumer	25,937	169	26,106

Total	$1,325,266	$20,724	1,345,990

Allowance for loan losses			(20,466)

Total loans, net			$1,325,524

Loans held for sale (not included above) totaled $1.7 million and $3.1 million as of March 31, 2011 and December 31, 2010, respectively.
Past Due Loans Aging
The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

			Greater
	30-59 Days	60-89 Days	Than 90	Total Past			Total
	Past Due	Past Due	Days	Due	Nonaccrual	Current	Loans
March 31, 2011
Commercial business	$76	$—	$—	$76	$901	$208,282	$209,259
Commercial mortgage	28	—	—	28	2,736	359,518	362,282
Residential mortgage	355	—	—	355	2,192	121,025	123,572
Home equity	209	—	—	209	835	205,564	206,608
Consumer indirect	302	76	—	378	639	403,789	404,806
Other consumer	90	3	3	96	12	24,780	24,888

Total loans, gross	$1,060	$79	$3	$1,142	$7,315	$1,322,958	$1,331,415

December 31, 2010
Commercial business	$172	$92	$—	$264	$947	$209,737	$210,948
Commercial mortgage	163	—	—	163	3,100	350,274	353,537
Residential mortgage	492	6	—	498	2,102	126,953	129,553
Home equity	428	47	—	475	875	203,720	205,070
Consumer indirect	656	107	—	763	514	398,944	400,221
Other consumer	82	1	3	86	41	25,810	25,937

Total loans, gross	$1,993	$253	$3	$2,249	$7,579	$1,315,438	$1,325,266

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
There were no loans past due greater than 90 days and still accruing interest as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, there were $3 thousand in consumer overdrafts which were past due greater than 90 days. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.
Troubled Debt Restructurings
Troubled debt restructurings (“TDRs”) are loans where the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or nonaccrual loans. The Company had no TDRs on which it continued to accrue interest at March 31, 2011 or December 31, 2010. Included in nonaccrual loans are commercial TDRs of $525 thousand and $534 thousand at March 31, 2011 and December 31, 2010, respectively. The Company assigned $90 thousand and $137 thousand of specific reserves to loans classified as TDRs as of March 31, 2011 and December 31, 2010, respectively. TDRs typically migrate from the Company’s criticized and classified watch list and are assigned specific reserves in accordance with the Company’s standard allowance for loan loss methodology.
Impaired Loans
Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans as of the dates indicated (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2011
With no related allowance recorded:
Commercial business	$124	$269	$—	$358	$—
Commercial mortgage	468	468	—	443	—

	592	737	—	801	—
With an allowance recorded:
Commercial business	778	778	261	615	—
Commercial mortgage	2,267	2,275	522	2,611	—

	3,045	3,053	783	3,226	—

	$3,637	$3,790	$783	$4,027	$—

December 31, 2010
With no related allowance recorded:
Commercial business	$372	$524	$—	$275	$—
Commercial mortgage	187	187	—	481	—

	559	711	—	756	—
With an allowance recorded:
Commercial business	576	576	149	1,828	—
Commercial mortgage	2,913	2,921	883	1,897	—

	3,489	3,497	1,032	3,725	—

	$4,048	$4,208	$1,032	$4,481	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors such as the fair value of collateral. The Company analyzes commercial business and commercial mortgage loans individually by classifying the loans as to credit risk. Risk ratings are updated any time the situation warrants. The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the process described above are considered “Uncriticized” or pass-rated loans and are included in groups of homogeneous loans with similar risk and loss characteristics.

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial	Commercial
	Business	Mortgage
March 31, 2011
Uncriticized	$193,971	$347,629
Special mention	8,549	5,233
Substandard	6,739	9,420
Doubtful	—	—

Total	$209,259	$362,282

December 31, 2010
Uncriticized	$194,510	$338,061
Special mention	11,479	4,931
Substandard	4,959	10,545
Doubtful	—	—

Total	$210,948	$353,537

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential	Home	Consumer	Other
	Mortgage	Equity	Indirect	Consumer
March 31, 2011
Performing	$121,380	$205,773	$404,167	$24,876
Non-performing	2,192	835	639	12

Total	$123,572	$206,608	$404,806	$24,888

December 31, 2010
Performing	$127,451	$204,195	$399,707	$25,896
Non-performing	2,102	875	514	41

Total	$129,553	$205,070	$400,221	$25,937

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Allowance for Loan Losses
The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 2011 (in thousands):

	Commercial	Commercial	Residential	Home	Consumer	Other
	Business	Mortgage	Mortgage	Equity	Indirect	Consumer	Total
March 31, 2011
Allowance for loan losses:
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	90	344	2	107	1,290	211	2,044
Recoveries	154	16	27	10	552	128	887
Provision (credit)	245	(195)	(22)	155	598	29	810

Ending balance	$4,021	$5,908	$1,016	$1,030	$7,614	$530	$20,119

Evaluated for impairment:
Individually	$261	$522	$—	$—	$—	$—	$783

Collectively	$3,760	$5,386	$1,016	$1,030	7,614	$530	$19,336

Loans:
Ending balance	$209,259	$362,282	$123,572	$206,608	$404,806	$24,888	$1,331,415

Evaluated for impairment:
Individually	$902	$2,735	$—	$—	$—	$—	$3,637

Collectively	$208,357	$359,547	$123,572	$206,608	$404,806	$24,888	$1,327,778

Activity in the allowance for loan losses during the three months ended March 31, 2010 was as follows (in thousands):

Beginning balance	$20,741
Charge-offs	1,613
Recoveries	1,040
Provision	418

Ending balance	$20,586

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
Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, inferring higher potential losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5.) SHAREHOLDERS’ EQUITY
Common Stock
The changes in shares of common stock were as follows for three months ended March 31, 2011:

	Outstanding	Treasury	Issued
Shares outstanding at December 31, 2010	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued	45,870	(45,870)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(10,018)	10,018	—

Shares outstanding at March 31, 2011	13,793,190	368,407	14,161,597

Issuance of Common Stock
During the three months ended March 31, 2011, the Company completed the sale of 2,813,475 shares of its common stock through an underwritten public offering at a price of $16.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were $43.1 million. A portion of the proceeds from this offering was used to redeem the Company’s Series A preferred stock as described in greater detail below.
Redemption of Series A Preferred Stock
In December 2008, under the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement — Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of common stock, par value $0.01 per share, at an exercise price of $14.88 per share (the “Warrant”), of the Company.
Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares was limited. Specifically, the Company was prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock or repurchasing or redeeming any shares of the Company’s common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock in any quarter unless all accrued and unpaid dividends are paid on the Series A preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions.
The $37.5 million in proceeds was allocated to the Series A preferred stock and the Warrant based on their relative fair values at issuance ($35.5 million was allocated to the Series A preferred stock and $2.0 million to the Warrant). The resulting discount for the Series A preferred stock was to be accreted over five years through retained earnings as a preferred stock dividend. The Warrant was to remain in additional paid-in-capital at its initial book value until it was exercised or expired.
On February 23, 2011, the Company redeemed one-third, or $12.5 million, of the Series A preferred stock. On March 30, 2011, the remaining $25.0 million of the Series A Fixed Preferred Stock was redeemed. The unamortized discount related to the Series A preferred stock was charged to retained earnings upon redemption. The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to the Company’s ability to declare and pay dividends and repurchase its common stock, as well as certain restrictions associated with executive compensation.
At the time of the redemption the Company announced its intent to repurchase the related warrant issued to the Treasury. The Company is currently negotiating with the Treasury to repurchase the outstanding Warrant. There can be no assurance that an acceptable price for repurchasing the Warrant from the Treasury can be negotiated.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5.) SHAREHOLDERS’ EQUITY (Continued)
Comprehensive Income (Loss)
Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated (in thousands):

	Three months ended March 31,
	2011			2010
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains arising during the period	$1,255	$497	$758	$2,103	$813	$1,290
Reclassification adjustments:
Realized net gains included in income	(3)	(1)	(2)	(6)	(2)	(4)
Impairment charges included in income	—	—	—	526	204	322

	1,252	496	756	2,623	1,015	1,608
Pension and post-retirement benefit liabilities	145	58	87	106	41	65

Other comprehensive income	$1,397	$554	843	$2,729	$1,056	1,673

Net income			5,820			5,328

Comprehensive income			$6,663			$7,001

The components of accumulated other comprehensive loss, net of tax, for the periods indicated were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(6,512)	$(6,599)
Net unrealized gain on securities available for sale	2,633	1,877

Accumulated other comprehensive income (loss)	$(3,879)	$(4,722)

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
The Company awarded grants of 45,870 restricted shares to certain members of management during the three months ended March 31, 2011. The weighted average market price of the restricted shares on the date of grant was $19.25. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending on December 31, 2011.
The following is a summary of restricted stock award activity for the three months ended March 31, 2011:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	150,796	$12.76
Granted	45,870	19.25
Released	(26,040)	14.14

Outstanding at end of period	170,626	$14.29

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

	Three months ended
	March 31,
	2011	2010
Stock options:
Management Stock Incentive Plan	$14	$26
Director Stock Incentive Plan	10	11

	24	37

Restricted stock awards:
Management Stock Incentive Plan	192	170
Director Stock Incentive Plan	15	14

	207	184

Total share-based compensation	$231	$221

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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Service cost	$439	$408
Interest cost on projected benefit obligation	507	483
Expected return on plan assets	(663)	(611)
Amortization of unrecognized prior service cost	4	3
Amortization of unrecognized loss	152	115

Net periodic pension cost	$439	$398

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. In December 2010, the Company contributed $4.3 million to the pension plan for fiscal year 2011, which exceeded the minimum required contribution of $1.5 million.

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
Off-balance sheet commitments consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Commitments to extend credit	$362,228	$357,240
Standby letters of credit	6,549	6,524
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $839 thousand and $8.0 million at March 31, 2011 and December 31, 2010, respectively.
(9.) FAIR VALUE MEASUREMENTS
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

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary market prices and investor commitments. Loans held for sale are classified as Level 2 in the fair value hierarchy.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
Assets Measured at Fair Value
The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of March 31, 2011 (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,301	$—	$134,301
State and political subdivisions	—	118,908	—	118,908
Mortgage-backed securities	—	438,986	—	438,986
Asset-backed securities:
Trust preferred securities	—	—	567	567
Other	—	50	—	50

	$—	$692,245	$567	$692,812

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,666	$—	$1,666
Collateral dependent impaired loans	—	—	2,262	2,262
Other assets:
Mortgage servicing rights	—	—	1,580	1,580
Other real estate owned	—	—	568	568

	$—	$1,666	$4,410	$6,076

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2011 and 2010.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2011	2010
Securities available for sale (Level 3), beginning of period	$572	$1,015
Transfers into Level 3	—	—
Capitalized interest	110	86
Coupon payments applied to principal	—	(35)
Total losses (realized/unrealized):
Included in earnings	—	(526)
Included in other comprehensive income	(115)	121

Securities available for sale (Level 3), end of period	$567	$661

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

Long-term borrowings and junior subordinated debentures. The fair value for long-term borrowings and junior subordinated debentures are estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments.

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at March 31, 2011 and December 31, 2010 may not necessarily represent the underlying fair value of the Company.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
The estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$94,535	$94,535	$39,058	$39,058
Securities available for sale	692,812	692,812	666,368	666,368
Securities held to maturity	25,284	25,959	28,162	28,849
Loans held for sale	1,666	1,693	3,138	3,138
Loans	1,332,400	1,388,432	1,325,524	1,388,787
Accrued interest receivable	8,403	8,403	7,613	7,613
FHLB and FRB stock	6,350	6,350	6,353	6,353

Financial liabilities:
Demand, savings and money market deposits	1,243,285	1,243,285	1,143,136	1,143,136
Certificate of deposit	726,296	726,337	739,754	740,440
Short-term borrowings	42,060	42,060	77,110	77,110
Long-term borrowings (excluding junior subordinated debentures)	10,000	10,098	10,065	10,244
Junior subordinated debentures	16,702	10,492	16,702	10,564
Accrued interest payable	7,053	7,053	7,620	7,620

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING INFORMATION
This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.
Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statement within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “plan,” “projects,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
RECENT DEVELOPMENTS
Common Stock Offering
On March 15, 2011, we completed the sale of 2,813,475 shares of our common stock through an underwritten public offering at a price of $16.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, amounted to $43.1 million. A portion of the proceeds from this offering was used to redeem the Company’s Series A preferred stock as described in greater detail below. The Company is also evaluating the potential of redeeming the $16.7 million of 10.20% junior subordinated debentures related to the trust preferred securities issued by an unconsolidated subsidiary. The Company expects to use the remaining proceeds of this offering for general working capital purposes.
Redemption of Series A Preferred Stock
In the first quarter of 2011, the Company fully redeemed $37.5 million of its fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) issued in connection with the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The redemption was funded, in part, by the proceeds of the common stock offering discussed above and from excess liquidity at the parent company. The redemption resulted in a one-time, non-cash redemption charge of $1.2 million, reflecting the accelerated accretion of the remaining discount on the preferred stock, which reduced first quarter 2011 diluted earnings per common share by $0.11.
The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to the Company’s ability to declare and pay dividends and repurchase its common stock, as well as certain restrictions associated with executive compensation.
At the time of the redemption, the Company announced its intent to repurchase the related warrant issued to the Treasury. The Company is currently negotiating with the Treasury to repurchase the outstanding warrant. There can be no assurance that an acceptable price for repurchasing the warrant can be negotiated.
RESULTS OF OPERATIONS
Summary of Performance
Net income for the first quarter of 2011 was $5.8 million compared to $5.3 million for the first quarter of 2010. Net income available to common shareholders for the first quarter of 2011 was $3.7 million, or $0.33 per basic and diluted share. Comparatively, net income available to common shareholders for the first quarter of 2010 was $4.4 million, or $0.41 and $0.40 earnings per basic and diluted share, respectively. First quarter 2011 earnings per share was reduced by $1.2 million, or $0.11 per common share, for the accelerated discount accretion related to the Company’s redemption of the Series A preferred stock that had been issued to the Treasury pursuant to the TARP Capital Purchase Program (the “CPP preferred stock”).
Return on average equity was 10.85% and return on average assets was 1.06% for the first quarter of 2011, compared to 10.67% and 1.02%, respectively, for the first quarter of 2010. The net interest margin for the first three months of 2011 was 4.05% compared to 4.12% for the first three months of 2010.

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
The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis:

	Three months ended
	March 31,
	2011	2010
Interest income per consolidated statements of income	$23,639	$23,824
Adjustment to fully taxable equivalent basis	514	507

Interest income adjusted to a fully taxable equivalent basis	24,153	24,331
Interest expense per consolidated statements of income	3,801	4,572

Net interest income on a taxable equivalent basis	$20,352	$19,759

Net interest income on a taxable equivalent basis for the three months ended March 31, 2011, was $20.4 million, an increase of $593 thousand or 3% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.7 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.1 million).
The net interest margin for the first three months of 2011 was 4.05%, 7 basis points lower than 4.12% for the same period in 2010. This comparable period decrease was a function of a 5 basis point decrease in interest rate spread, combined with a 2 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 28 basis point decrease in the yield on earning assets and a 23 basis point decrease in the cost of interest-bearing liabilities.
For the first quarter of 2011, the yield on average earning assets of 4.80% was 28 basis points lower than the first quarter of 2010. Loan yields decreased 26 basis points to 5.71%. Residential mortgage and consumer indirect loans in particular, down 47 and 53 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 47 basis points to 3.00%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $1.7 million.
The cost of average interest-bearing liabilities of 0.94% in the first quarter of 2011 was 23 basis points lower than the first quarter of 2010. The average cost of interest-bearing deposits was 0.83% in 2011, 20 basis points lower than 2010, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of wholesale funding (comprised of short-term borrowings and long-term borrowings) decreased 22 basis points to 3.12% for the first quarter of 2011. The interest-bearing liability rate changes resulted in $637 thousand of lower interest expense.
Average interest-earning assets were $2.031 billion for first quarter 2011, an increase of $95.4 million or 5% from the comparable quarter last year, with average loans up $86.1 million and average securities up $23.4 million. The growth in average loans was comprised of increases in consumer loans (up $70.9 million, primarily indirect loans) and commercial loans (up $30.4 million), while residential mortgages declined (down $15.2 million).
Average interest-bearing liabilities of $1.641 billion in first quarter of 2011 were $62.4 million or 4% higher than the first quarter of 2010. On average, interest-bearing deposits grew $79.3 million (primarily attributable to $74.0 million higher retail deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $36.8 million. Average wholesale funding balances decreased $16.9 million between the first quarter periods, with short-term borrowing higher by $3.2 million and long-term funding lower by $20.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$258	$—	0.21%	$14,366	$7	0.21%
Investment securities (1):
Taxable	545,079	3,649	2.68	541,906	4,213	3.11
Tax-exempt (2)	136,525	1,469	4.30	116,275	1,493	5.14

Total investment securities	681,604	5,118	3.00	658,181	5,706	3.47
Loans:
Commercial business	207,669	2,473	4.83	204,905	2,464	4.88
Commercial mortgage	361,228	5,231	5.87	333,579	4,976	6.05
Residential mortgage	128,567	1,835	5.71	143,780	2,222	6.18
Home equity	208,656	2,323	4.51	199,903	2,277	4.62
Consumer indirect	417,833	6,525	6.33	352,778	5,966	6.86
Other consumer	25,226	648	10.41	28,145	713	10.27

Total loans	1,349,179	19,035	5.71	1,263,090	18,618	5.97

Total interest-earning assets	2,031,041	24,153	4.80	1,935,637	24,331	5.08

Allowance for loan losses	(20,876)			(21,020)
Other noninterest-earning assets	211,613			197,575

Total assets	$2,221,778			$2,112,192

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$395,807	$162	0.17%	$392,896	$189	0.20%
Savings and money market	434,579	262	0.24	401,294	276	0.28
Certificates of deposit	732,414	2,773	1.54	689,284	3,319	1.95

Total interest-bearing deposits	1,562,800	3,197	0.83	1,483,474	3,784	1.03
Short-term borrowings	51,127	72	0.57	47,964	78	0.66
Long-term borrowings	26,743	532	7.98	46,847	710	6.09

Total borrowings	77,870	604	3.12	94,811	788	3.34

Total interest-bearing liabilities	1,640,670	3,801	0.94	1,578,285	4,572	1.17

Noninterest-bearing demand deposits	350,032			313,227
Other noninterest-bearing liabilities	13,548			18,150
Shareholders’ equity	217,528			202,530

Total liabilities and shareholders’ equity	$2,221,778			$2,112,192

Net interest income (tax-equivalent)		$20,352			$19,759

Interest rate spread			3.86%			3.91%

Net earning assets	$390,371			$357,352

Net interest margin (tax-equivalent)			4.05%			4.12%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.79%			122.64%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35% and 34% for the three months ended March 31, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2011 vs. 2010
	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$(7)	$—	$(7)
Investment securities:
Taxable	25	(589)	(564)
Tax-exempt	238	(262)	(24)

Total investment securities	263	(851)	(588)
Loans:
Commercial business	33	(24)	9
Commercial mortgage	403	(148)	255
Residential mortgage	(225)	(162)	(387)
Home equity	98	(52)	46
Consumer indirect	1,041	(482)	559
Other consumer	(75)	10	(65)

Total loans	1,275	(858)	417

Total interest income	1,531	(1,709)	(178)

Interest expense:
Deposits:
Interest-bearing demand	1	(28)	(27)
Savings and money market	22	(36)	(14)
Certificates of deposit	198	(744)	(546)

Total interest-bearing deposits	221	(808)	(587)
Short-term borrowings	5	(11)	(6)
Long-term borrowings	(360)	182	(178)

Total borrowings	(355)	171	(184)

Total interest expense	(134)	(637)	(771)

Net interest income	$1,665	$(1,072)	$593

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2011 was $810 thousand, compared to $418 thousand for the same period in 2010. See “Allowance for Loan Losses” under the section titled “Lending Activities” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended
	March 31,
	2011	2010
Service charges on deposits	2,105	2,230
ATM and debit card	1,016	934
Broker-dealer fees and commissions	386	380
Loan servicing	349	280
Company owned life insurance	266	269
Net gain on sale of loans held for sale	224	62
Net gain on disposal of investment securities	3	6
Impairment charges on investment securities	—	(526)
Net gain on sale and disposal of other assets	45	2
Other	754	446

Total noninterest income	$5,148	$4,083

The components of noninterest income fluctuated as discussed below.
Service charges on deposit accounts declined 6% compared to the same period last year mainly due to a change in consumer behavior, triggered in part by heightened consumer protection regulations.
ATM and debit card income increased by $82 thousand during the first quarter of 2011 compared to first quarter of 2010, as the increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.
Higher origination volumes and increased income from mortgage banking activities during the first quarter of 2011, coupled with a favorable valuation adjustment to capitalized mortgage servicing assets, resulted in a combined increase of $231 thousand in loan servicing income and gains from the sale of loans held for sale in comparison to the first quarter of 2010.
Income from the Company’s capital investment in several limited partnerships accounted for the majority of the $308 thousand increase in other noninterest income when comparing the first quarter of 2011 to the same quarter last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended
	March 31,
	2011	2010
Salaries and employee benefits	8,401	8,247
Occupancy and equipment	2,843	2,771
Professional services	682	606
FDIC assessments	607	602
Computer and data processing	603	571
Supplies and postage	452	445
Advertising and promotions	165	187
Other	1,597	1,309

Total noninterest expense	$15,350	$14,738

The components of noninterest expense fluctuated as discussed below.
Salaries and employee benefits was $8.4 million for 2011, up $154 thousand or 2% from 2010. The increase reflects higher employee benefit costs and salaries due to annual merit increases. Full time equivalent employees totaled 574 and 581 at March 31, 2011 and 2010, respectively.
Other noninterest expense was $1.6 million for the first quarter of 2011, an increase of $288 thousand or 22% from the first quarter of 2010, due in part to higher lending expenses associated with increased loan application volumes.
The efficiency ratio for the first quarter of 2011 was 59.97% compared with 60.31% for the first quarter of 2010. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
For the three months ended March 31, 2011, the Company recorded income tax expense of $3.0 million, versus $2.9 million a year ago. The change in income tax was primarily due to higher pre-tax income during the first quarter of 2011. The effective tax rates for the first quarter of 2011 and 2010 were 34.1% and 34.9%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt and tax-preferred securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
INVESTING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$135,621	$134,301	$141,591	$140,784
State and political subdivisions	118,496	118,908	105,622	105,666
Mortgage-backed securities:
Agency mortgage-backed securities	432,986	437,531	414,502	417,709
Non-Agency mortgage-backed securities	784	1,455	981	1,572
Asset-backed securities	564	617	564	637

Total available for sale securities	688,451	692,812	663,260	666,368
Securities held to maturity:
State and political subdivisions	25,284	25,959	28,162	28,849

Total investment securities	$713,735	$718,771	$691,422	$695,217

Impairment Assessment
The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	March 31, 2011		December 31, 2010
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$2,246	46.4%	$1,965	31.6%
State and political subdivisions	1,172	24.2	1,472	23.6
Mortgage-backed securities:
Agency mortgage-backed securities	1,289	26.6	2,655	42.7
Non-Agency mortgage-backed securities	—	—	—	—
Asset-backed securities	135	2.8	131	2.1

Total available for sale securities	$4,842	100.0	$6,223	100.0
Securities held to maturity:
State and political subdivisions	—	—	—	—

Total investment securities	$4,842	100.0%	$6,223	100.0%

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of March 31, 2011, there were 14 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, 7 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $8.7 million and unrealized losses of $39 thousand. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS
State and Political Subdivisions. As of March 31, 2011, the state and political subdivisions portfolio (“municipals”) totaled $144.2 million, of which $118.9 million was classified as available for sale. As of that date, $25.3 million was classified as held to maturity, with a fair value of $26.0 million. As of March 31, 2011, there were 119 municipals in an unrealized loss position, all of which were available for sale. These securities had an aggregate amortized cost of $50.3 million and unrealized losses of $1.2 million.
Although there has been a considerable amount of negative information regarding municipal bond insurers, and several of the municipal bond insurers have been downgraded, there is no indication to date that the underlying credit issuers (counties, towns, villages, cities, schools, etc.) are likely to default on their debt. There have also been some highly publicized concerns over the New York State budget problems as well as a recent shortage in the state funding amounts sent by New York State to municipalities. At this time, management does not believe that the New York State budget problems will culminate in local municipalities defaulting on debt obligations. Additionally, most of the available for sale bonds are General Obligation issues which require the taxing authority to increase taxes as needed to repay the bond holders.
Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2011.
Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of March 31, 2011, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily GNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
As of March 31, 2011, there were 36 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, only 4 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $2.1 million and unrealized losses of $12 thousand. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses on such MBS to be credit related or other-than-temporary as of March 31, 2011. Furthermore, as of March 31, 2011, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $1.5 million and net unrealized gains of $671 thousand as of March 31, 2011. As of that date, each of the 3 non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. To date, we have recognized aggregate OTTI charges of $6.0 million due to reasons of credit quality against these securities, all of which was recorded prior to 2010.
Asset-backed Securities (“ABS”). As of March 31, 2011, the fair value of the ABS portfolio totaled $617 thousand and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments, we considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.
Since the second quarter of 2008, we have written down each of the securities in the ABS portfolio, resulting in aggregate OTTI charges of $32.9 million through December 31, 2010. We expect to recover the remaining amortized cost of $564 thousand on the securities. As of March 31, 2011, each of the securities in the ABS portfolio was rated below investment grade. There were 8 ABS in a loss position with an aggregate amortized cost of $339 thousand and unrealized losses totaling $135 thousand as of March 31, 2011. Of these, 6 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $167 thousand and unrealized losses of $72 thousand.
Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2011.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. Our ownership of FHLB stock and FRB stock totaled $2.5 million and $3.9 million, respectively, at March 31, 2011. The FHLB stock and FRB stock are recorded at cost and included in other assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
Commercial business	$209,379	15.5%	$211,031	15.7%
Commercial mortgage	361,713	26.7	352,930	26.2

Total commercial	571,092	42.2	563,961	41.9

Residential mortgage	123,594	9.1	129,580	9.6

Home equity	209,961	15.5	208,327	15.5
Consumer indirect	422,821	31.3	418,016	31.1
Other consumer	25,051	1.9	26,106	1.9

Total consumer	657,833	48.7	652,449	48.5

Total loans	1,352,519	100.0%	1,345,990	100.0%

Allowance for loan losses	20,119		20,466

Total loans, net	$1,332,400		$1,325,524

Total loans increased $6.5 million to $1.353 billion as of March 31, 2011 from $1.346 billion as of December 31, 2010.
Commercial loans increased $7.1 million and represented 42.2% of total loans as of March 31, 2011, compared to 41.9% at December 31, 2010, a result of the Company’s continued focus on commercial business development programs.
Residential mortgage loans decreased $6.0 million to $123.6 million as of March 31, 2011 in comparison to $129.6 million as of December 31, 2010. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
The consumer indirect portfolio increased $4.8 million to $422.8 million as of March 31, 2011, from $418.0 million as of December 31, 2010. During the first quarter of 2011, the Company originated $45.6 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. This compares with $35.2 million in indirect loan auto originations with a mix of approximately 29% new auto and 71% used auto for the same period in 2010.
Loans Held for Sale and Mortgage Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) totaled $1.7 million and $3.1 million as of March 31, 2011 and December 31, 2010, respectively, all of which were residential real estate loans.
We sell certain qualifying newly originated and refinanced residential real estate mortgages on the secondary market. The sold and serviced residential real estate loan portfolio decreased to $322.6 million as of March 31, 2011 from $328.9 million as of December 31, 2010. The decrease in the sold and serviced portfolio resulted from a decrease in residential loan origination and refinancing volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2011	2010
Balance as of beginning of period	$20,466	$20,741

Charge-offs:
Commercial business	90	69
Commercial mortgage	344	45
Residential mortgage	2	12
Home equity	107	47
Consumer indirect	1,290	1,228
Other consumer	211	212

Total charge-offs	2,044	1,613

Recoveries:
Commercial business	154	92
Commercial mortgage	16	432
Residential mortgage	27	4
Home equity	10	2
Consumer indirect	552	340
Other consumer	128	170

Total recoveries	887	1,040

Net charge-offs	1,157	573
Provision for loan losses	810	418

Balance at end of period	$20,119	$20,586

Net loan charge-offs to average loans (annualized)	0.35%	0.18%
Allowance for loan losses to total loans	1.49%	1.62%
Allowance for loan losses to non-performing loans	275%	308%
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of March 31, 2011.
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
Net charge-offs for the first quarter of 2011 amounted to $1.2 million, up $584 thousand in comparison to the same period a year ago. On an annualized basis, net charge-offs as a percentage of average loans were 0.35% for the first quarter of 2011, compared to 0.18% for the first quarter of 2010. In the first quarter of 2011, the Company’s provision for loan losses increased to $810 thousand compared to $418 thousand in the first quarter of 2010. Net charge-offs and the provision for loan losses for the first quarter of 2010 were favorably impacted by a $354 thousand recovery on one commercial real estate relationship that was charged-off during 2008 and 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-Performing Assets and Potential Problem Loans
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31,	December 31,	March 31,
	2011	2010	2010
Nonaccrual loans:
Commercial business	$901	$947	$774
Commercial mortgage	2,736	3,100	2,513
Residential mortgage	2,192	2,102	2,056
Home equity	835	875	1,048
Consumer indirect	639	514	293
Other consumer	12	41	1

Total nonaccrual loans	7,315	7,579	6,685
Accruing loans 90 days or more delinquent	3	3	2

Total non-performing loans	7,318	7,582	6,687
Foreclosed assets	568	741	771
Non-performing investment securities	567	572	661

Total non-performing assets	$8,453	$8,895	$8,119

Non-performing loans to total loans	0.54%	0.56%	0.53%
Non-performing assets to total assets	0.37%	0.40%	0.38%
Information regarding the activity in nonaccrual loans for the three months ended March 31, 2011 is as follows (in thousands).

Nonaccrual loans, beginning of year	$7,579
Additions	3,165
Payments	(1,424)
Charge-offs	(1,916)
Returned to accruing status	(89)
Transferred to other real estate or repossessed assets	—

Nonaccrual loans, end of period	$7,315

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at March 31, 2011 were $8.5 million, a decrease of $442 thousand from the $8.9 million balance at December 31, 2010. The primary component of non-performing assets is non-performing loans, which were $7.3 million at March 31, 2011, a decrease of $264 thousand from the $7.6 million balance at December 31, 2010. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $525 thousand and $534 thousand at March 31, 2011 and December 31, 2010, respectively.
The ratio of non-performing loans to total loans was 0.54% at March 31, 2011, compared to 0.56% at December 31, 2010. This ratio continues to compare favorably to the average of our peer group, which was 3.57% of total loans at December 31, 2010, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of December 31, 2010 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).
Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 8 properties totaling $568 thousand at March 31, 2011 and 13 properties totaling $741 thousand at December 31, 2010.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.5 million and $11.5 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2011 and December 31, 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
FUNDING ACTIVITIES
Deposits
The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	March 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$354,312	18.0%	$350,877	18.6%
Interest-bearing demand	424,897	21.6	374,900	19.9
Savings and money market	464,076	23.5	417,359	22.2
Certificates of deposit < $100,000	525,584	26.7	555,840	29.5
Certificates of deposit of $100,000 or more	200,712	10.2	183,914	9.8

Total deposits	$1,969,581	100.0%	$1,882,890	100.0%

The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. As of March 31, 2011, total deposits were $1.970 billion, an increase of $86.7 million in comparison to $1.883 billion as of December 31, 2010.
Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.477 billion and $1.501 billion as of March 31, 2011 and December 31, 2010, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties, school districts and other public entities within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of March 31, 2011, total public deposits were $492.5 million in comparison to $382.2 million as of December 31, 2010. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.
Borrowings
The following table summarizes the Company’s borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Customer repurchase agreements	$42,060	$38,910
Federal funds purchased	—	38,200
FHLB borrowings	10,000	10,065
Junior subordinated debentures	16,702	16,702

Total borrowings	$68,762	$103,877

The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, as well as amortizing and term advances. The Company had approximately $66 million of immediate credit capacity with FHLB as of March 31, 2011. The Company had approximately $347 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at March 31, 2011. The FHLB and FRB credit capacity are collateralized by securities from the Company’s investment portfolio and certain qualifying loans.
The Company also had $94.0 million of credit available under unsecured lines of credit with various banks as of March 31, 2011. There were no advances outstanding on these lines of credit as of March 31, 2011. The Company also utilizes short-term retail repurchase agreements with customers as a source of funds. These short-term repurchase agreements amounted to $42.1 million and $38.9 million as of March 31, 2011 and December 31, 2010, respectively.
Equity Activities
Total shareholders’ equity was $222.8 million at March 31, 2011, an increase of $10.7 million from $212.1 million at December 31, 2010. During February 2011, the Company redeemed $12.5 million of Series A preferred stock issued to the U.S. Treasury. During March 2011, the Company successfully completed a follow-on common equity offering, issuing 2,813,475 shares of common stock at a price of $16.35 per share before associated offering expenses. After deducting underwriting and other offering costs, the Company received net proceeds of approximately $43.1 million. Prior to the end of the first quarter of 2011, the Company utilized a portion of the net proceeds to redeem the remaining $25.0 million in Series A preferred stock.

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
The Company’s cash and cash equivalents were $94.5 million as of March 31, 2011, an increase of $55.4 million from $39.1 million as of December 31, 2010. The Company’s net cash provided by operating activities totaled $12.5 million. Net cash used in investing activities totaled $12.1 million, which included cash outflows of $7.7 million for net loan originations and $4.3 million from investment securities transactions. Net cash provided by financing activities of $55.1 million was attributed to a $86.7 million increase in deposits and $43.1 million in net proceeds from the issuance of common stock, partly offset by the $37.5 million payment to redeem the Series A preferred stock, a $35.1 million decrease in net borrowings, and $2.1 million in dividend payments.
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
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $16.7 million of trust preferred securities issued by FISI Statutory Trust I and $17.5 million of preferred stock. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table reflects the ratios and their components (dollars in thousands).

	March 31,	December 31,
	2011	2010
Total shareholders’ equity	$222,823	$212,144
Less: Unrealized gain on securities available for sale, net of tax	2,633	1,877
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(6,512)	(6,599)
Disallowed goodwill and other intangible assets	37,369	37,369
Disallowed deferred tax assets	6,680	14,608
Plus: Qualifying trust preferred securities	16,200	16,200

Tier 1 capital	$198,853	$181,089

Adjusted average total assets (for leverage capital purposes)	$2,182,469	$2,177,911

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	9.11%	8.31%

Total Tier 1 capital	$198,853	$181,089
Plus: Qualifying allowance for loan losses	18,459	18,363

Total risk-based capital	$217,312	$199,452

Net risk-weighted assets	$1,475,067	$1,466,957

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	13.48%	12.34%

Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	14.73%	13.60%
The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:

Tier 1 leverage:
Company	$198,853	9.11%	$87,299	4.00%	$109,123	5.00%
Bank	165,933	7.61	87,163	4.00	108,954	5.00

Tier 1 capital:
Company	198,853	13.48	59,003	4.00	88,504	6.00
Bank	165,933	11.29	58,797	4.00	88,195	6.00

Total risk-based capital:
Company	217,312	14.73	118,005	8.00	147,507	10.00
Bank	184,328	12.54	117,593	8.00	146,991	10.00

December 31, 2010:

Tier 1 leverage:
Company	$181,089	8.31%	$87,116	4.00%	$108,896	5.00%
Bank	156,957	7.22	86,958	4.00	108,697	5.00

Tier 1 capital:
Company	181,089	12.34	58,678	4.00	88,017	6.00
Bank	156,957	10.74	58,450	4.00	87,674	6.00

Total risk-based capital:
Company	199,452	13.60	117,357	8.00	146,696	10.00
Bank	175,250	11.99	116,899	8.00	146,124	10.00
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
The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 7, 2011, as filed with the Securities and Exchange Commission.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 7, 2011, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors
The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 7, 2011, as filed with the Securities and Exchange Commission.

ITEM 6.	Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

10.1	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 of the Form S-8 Registration Statement, dated March 7, 2011

10.2	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 4.4 of the Form S-8 Registration Statement, dated March 7, 2011

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

12	Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey Peter G. Humphrey	, May 3, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs Karl F. Krebs	, May 3, 2011
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)