Form 10-Q
period 2011-06-30
FINANCIAL INSTITUTIONS INC
filed 2011-08-02
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (585) 786-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the regsitrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 13,805,830 shares of Common Stock, $0.01 par value, outstanding as of July 28, 2011.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,990	$38,964
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	46,084	39,058
Securities available for sale, at fair value	706,958	666,368
Securities held to maturity, at amortized cost (fair value of $24,797 and $28,849, respectively)	24,091	28,162
Loans held for sale	14,511	3,138
Loans (net of allowance for loan losses of $20,632 and $20,466, respectively)	1,347,420	1,325,524
Company owned life insurance	26,632	26,053
Premises and equipment, net	32,940	33,263
Goodwill	37,369	37,369
Other assets	46,939	55,372

Total assets	$2,282,944	$2,214,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$358,574	$350,877
Interest-bearing demand	376,306	374,900
Savings and money market	438,173	417,359
Certificates of deposit	699,186	739,754

Total deposits	1,872,239	1,882,890
Short-term borrowings	132,395	77,110
Long-term borrowings	26,702	26,767
Other liabilities	17,875	15,396

Total liabilities	2,049,211	2,002,163

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and issued	153	153
Series A preferred stock, $5,000 liquidation preference per share, 7,503 shares authorized; 7,503 shares issued at December 31, 2010	—	36,210
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 173,253 and 174,223 shares issued, respectively	17,326	17,422

Total preferred equity	17,479	53,785
Common stock, $0.01 par value, 50,000,000 shares authorized; 14,161,597 and 11,348,122 shares issued, respectively	142	113
Additional paid-in capital	66,724	26,029
Retained earnings	150,971	144,599
Accumulated other comprehensive income (loss)	5,062	(4,722)
Treasury stock, at cost — 355,767 and 410,616 shares, respectively	(6,645)	(7,660)

Total shareholders’ equity	233,733	212,144

Total liabilities and shareholders’ equity	$2,282,944	$2,214,307

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$19,071	$18,714	$38,106	$37,332
Interest and dividends on investment securities	4,759	5,485	9,363	10,684
Other interest income	—	3	—	10

Total interest income	23,830	24,202	47,469	48,026

Interest expense:
Deposits	2,934	3,730	6,131	7,514
Short-term borrowings	110	85	182	163
Long-term borrowings	533	711	1,065	1,421

Total interest expense	3,577	4,526	7,378	9,098

Net interest income	20,253	19,676	40,091	38,928
Provision for loan losses	1,328	2,105	2,138	2,523

Net interest income after provision for loan losses	18,925	17,571	37,953	36,405

Noninterest income:
Service charges on deposits	2,243	2,502	4,348	4,732
ATM and debit card	1,123	1,054	2,139	1,988
Broker-dealer fees and commissions	402	359	788	739
Loan servicing	249	140	598	420
Company owned life insurance	279	282	545	551
Net gain on sale of loans held for sale	117	115	341	177
Net gain on disposal of investment securities	4	63	7	69
Impairment charges on investment securities	—	—	—	(526)
Net (loss) gain on sale and disposal of other assets	(8)	—	37	2
Other	565	451	1,319	897

Total noninterest income	4,974	4,966	10,122	9,049

Noninterest expense:
Salaries and employee benefits	8,854	8,044	17,255	16,291
Occupancy and equipment	2,644	2,670	5,487	5,441
Professional services	571	478	1,253	1,084
Computer and data processing	648	615	1,251	1,186
Supplies and postage	424	431	876	876
FDIC assessments	168	634	775	1,236
Advertising and promotions	253	352	418	539
Other	1,591	1,646	3,188	2,955

Total noninterest expense	15,153	14,870	30,503	29,608

Income before income taxes	8,746	7,667	17,572	15,846
Income tax expense	3,027	2,469	6,033	5,320

Net income	$5,719	$5,198	$11,539	$10,526

Preferred stock dividends	370	840	1,140	1,679
Accretion of discount on preferred stock	—	91	1,305	181

Net income available to common shareholders	$5,349	$4,267	$9,094	$8,666

Earnings per common share (Note 2):
Basic	$0.39	$0.39	$0.73	$0.80
Diluted	$0.39	$0.39	$0.72	$0.80
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Six months ended June 30, 2011

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	11,539	—	—	11,539
Other comprehensive income, net of tax	—	—	—	—	9,784	—	9,784

Total comprehensive income							21,323
Issuance of common stock	—	29	43,098	—	—	—	43,127
Purchases of treasury stock	—	—	—	—	—	(205)	(205)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(96)	—	—	—	—	—	(96)
Share-based compensation plans:
Share-based compensation	—	—	576	—	—	—	576
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(991)	—	—	991	—
Excess tax benefit on share-based compensation	—	—	64	—	—	—	64
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series A preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% preferred-$4.24 per share	—	—	—	(739)	—	—	(739)
Common-$0.22 per share	—	—	—	(2,722)	—	—	(2,722)

Balance at June 30, 2011	$17,479	$142	$66,724	$150,971	$5,062	$(6,645)	$233,733

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$11,539	$10,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,701	1,776
Net amortization of premiums on securities	2,825	1,002
Provision for loan losses	2,138	2,523
Share-based compensation	576	542
Deferred income tax expense	1,206	828
Proceeds from sale of loans held for sale	14,162	14,284
Originations of loans held for sale	(11,618)	(14,594)
Increase in company owned life insurance	(545)	(551)
Net gain on sale of loans held for sale	(341)	(177)
Net gain on disposal of investment securities	(7)	(69)
Impairment charges on investment securities	—	526
Net gain on sale and disposal of other assets	(37)	(2)
Decrease in other assets	1,204	294
Increase in other liabilities	1,204	1,322

Net cash provided by operating activities	24,007	18,230

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(124,096)	(196,238)
Held to maturity	(7,428)	(8,251)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	88,512	100,160
Held to maturity	11,649	19,979
Proceeds from sales and calls of securities available for sale	8,900	33,090
Net loan originations	(37,715)	(28,178)
Purchases of company owned life insurance	(34)	(33)
Proceeds from sales of other assets	165	411
Purchases of premises and equipment	(1,410)	(1,250)

Net cash used in investing activities	(61,457)	(80,310)

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,651)	78,990
Net increase (decrease) in short-term borrowings	55,285	(12,657)
Repayments of long-term borrowings	(65)	(79)
Proceeds from issuance of common stock, net of issuance costs	43,127	—
Purchases of common stock for treasury	(205)	—
Repurchase of warrant issued to U.S. Treasury	(2,080)	—
Redemption of Series A preferred stock	(37,447)	—
Repurchase of Series B-1 8.48% preferred stock	(96)	—
Proceeds from stock options exercised	91	129
Excess tax benefit on share-based compensation	64	—
Cash dividends paid to preferred shareholders	(1,380)	(1,679)
Cash dividends paid to common shareholders	(2,167)	(2,164)

Net cash provided by financing activities	44,476	62,540

Net increase in cash and cash equivalents	7,026	460
Cash and cash equivalents, beginning of period	39,058	42,959

Cash and cash equivalents, end of period	$46,084	43,419

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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Six months ended
	June 30,
	2011	2010
Cash payments:
Interest	$7,699	$9,115
Income taxes	2,173	4,539
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$105	$70
Accrued and declared unpaid dividends	2,009	1,694
Increase (decrease) in net unsettled security transactions	960	(441)
Net transfer of loans to held for sale	13,576	—
Accretion of preferred stock discount	1,305	181
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is assessing the impact of ASU 2011-05 on our comprehensive income presentation.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early adoption by public entities is not permitted. The Company is currently assessing the impact of ASU 2011-04 on the Company’s consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company believes that the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.
In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The Company believes that the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.
In January 2011, the FASB issued ASU No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of ASU No. 2011-01 only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption had no impact on the Company’s statements of income and condition.
(2.) EARNINGS PER COMMON SHARE (“EPS”)
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to common shareholders	$5,349	$4,267	$9,094	$8,666
Less: Earnings allocated to participating securities	10	29	20	59

Earnings allocated to common shares outstanding	$5,339	$4,238	$9,074	$8,607

Weighted average common shares used to calculate basic EPS	13,631	10,761	12,489	10,754
Add: Effect of common stock equivalents	76	85	104	46

Weighted average common shares used to calculate diluted EPS	13,707	10,846	12,593	10,800

Earnings per common share:
Basic	$0.39	$0.39	$0.73	$0.80
Diluted	$0.39	$0.39	$0.72	$0.80

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	368	395	360	423
Restricted stock awards	2	2	7	1
Warrant	—	—	—	188

	370	397	367	612

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$115,032	$1,090	$1,006	$115,116
State and political subdivisions	120,350	2,362	346	122,366
Mortgage-backed securities:
Federal National Mortgage Association	118,616	1,482	181	119,917
Federal Home Loan Mortgage Corporation	77,337	591	16	77,912
Government National Mortgage Association	94,380	3,372	7	97,745
Collateralized mortgage obligations:
Federal National Mortgage Association	31,241	779	11	32,009
Federal Home Loan Mortgage Corporation	27,996	656	1	28,651
Government National Mortgage Association	101,810	2,292	8	104,094
Privately issued	633	1,491	—	2,124

Total collateralized mortgage obligations	161,680	5,218	20	166,878

Total mortgage-backed securities	452,013	10,663	224	462,452
Asset-backed securities	541	6,483	—	7,024

Total available for sale securities	$687,936	$20,598	$1,576	$706,958

Securities held to maturity:
State and political subdivisions	$24,091	$706	$—	$24,797

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$141,591	$1,158	$1,965	$140,784
State and political subdivisions	105,622	1,516	1,472	105,666
Mortgage-backed securities:
Federal National Mortgage Association	96,300	798	1,030	96,068
Federal Home Loan Mortgage Corporation	83,745	321	1,317	82,749
Government National Mortgage Association	102,633	2,422	7	105,048
Collateralized mortgage obligations:
Federal National Mortgage Association	8,938	231	11	9,158
Federal Home Loan Mortgage Corporation	15,917	329	1	16,245
Government National Mortgage Association	106,969	1,761	289	108,441
Privately issued	981	591	—	1,572

Total collateralized mortgage obligations	132,805	2,912	301	135,416

Total mortgage-backed securities	415,483	6,453	2,655	419,281
Asset-backed securities	564	204	131	637

Total available for sale securities	$663,260	$9,331	$6,223	$666,368

Securities held to maturity:
State and political subdivisions	$28,162	$687	$—	$28,849

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales of securities available for sale were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds from sales	$8,900	$20,140	$8,900	$33,090
Gross realized gains	4	67	4	73
Gross realized losses	—	4	—	4
The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2011 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$27,488	$27,775
Due from one to five years	79,163	81,367
Due after five years through ten years	237,075	237,170
Due after ten years	344,210	360,646

	$687,936	$706,958

Debt securities held to maturity:
Due in one year or less	$18,229	$18,368
Due from one to five years	4,690	5,050
Due after five years through ten years	994	1,160
Due after ten years	178	219

	$24,091	$24,797

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$48,427	$984	$7,828	$22	$56,255	$1,006
State and political subdivisions	30,993	346	—	—	30,993	346
Mortgage-backed securities:
Federal National Mortgage Association	19,783	181	—	—	19,783	181
Federal Home Loan Mortgage Corporation	11,662	16	—	—	11,662	16
Government National Mortgage Association	4,902	7	—	—	4,902	7
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	2,040	11	2,040	11
Federal Home Loan Mortgage Corporation	457	1	—	—	457	1
Government National Mortgage Association	1,323	8	—	—	1,323	8

Total collateralized mortgage obligations	1,780	9	2,040	11	3,820	20

Total mortgage-backed securities	38,127	213	2,040	11	40,167	224

Total temporarily impaired securities	$117,547	$1,543	$9,868	$33	$127,415	$1,576

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
At June 30, 2011, the Company had positions in 11 investment securities with an amortized cost of $9.9 million and an unrealized loss of $33 thousand that have been in a continuous unrealized loss position for more than 12 months.
There were a total of 99 securities positions in the Company’s investment portfolio, with an amortized cost of $119.1 million and a total unrealized loss of $1.5 million at June 30, 2011, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.
Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2011, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2011, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

		Net Deferred
		Loan (Fees)
	Loans, Gross	Costs	Loans, Net
June 30, 2011
Commercial business	$217,293	$137	$217,430
Commercial mortgage	357,989	(526)	357,463
Residential mortgage	120,766	23	120,789
Home equity	212,117	3,520	215,637
Consumer indirect	412,332	19,279	431,611
Other consumer	24,953	169	25,122

Total	$1,345,450	$22,602	1,368,052

Allowance for loan losses			(20,632)

Total loans, net			$1,347,420

December 31, 2010
Commercial business	$210,948	$83	$211,031
Commercial mortgage	353,537	(607)	352,930
Residential mortgage	129,553	27	129,580
Home equity	205,070	3,257	208,327
Consumer indirect	400,221	17,795	418,016
Other consumer	25,937	169	26,106

Total	$1,325,266	$20,724	1,345,990

Allowance for loan losses			(20,466)

Total loans, net			$1,325,524

Loans held for sale (not included above) totaled $14.5 million as of June 30, 2011, comprised of $935 thousand of residential mortgage loans and $13.6 million of indirect auto loans. During the second quarter of 2011, the Company reclassified $13.6 million of indirect auto loans from portfolio to loans held for sale pursuant to a letter of intent to sell the loans under a 90%/10% participation agreement. The Company will continue to service the loans for a fee in accordance with the participation agreement. The loans were subsequently sold in July 2011. Loans held for sale totaled $3.1 million as of December 31, 2010, all of which were residential mortgage loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Past Due Loans Aging
The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

			Greater
	30-59 Days	60-89 Days	Than 90	Total Past			Total
	Past Due	Past Due	Days	Due	Nonaccrual	Current	Loans
June 30, 2011
Commercial business	$11	$—	$—	$11	$711	$216,571	$217,293
Commercial mortgage	—	—	—	—	2,863	355,126	357,989
Residential mortgage	248	—	—	248	2,262	118,256	120,766
Home equity	299	97	—	396	472	211,249	212,117
Consumer indirect	349	54	—	403	667	411,262	412,332
Other consumer	101	3	4	108	—	24,845	24,953

Total loans, gross	$1,008	$154	$4	$1,166	$6,975	$1,337,309	$1,345,450

December 31, 2010
Commercial business	$172	$92	$—	$264	$947	$209,737	$210,948
Commercial mortgage	163	—	—	163	3,100	350,274	353,537
Residential mortgage	492	6	—	498	2,102	126,953	129,553
Home equity	428	47	—	475	875	203,720	205,070
Consumer indirect	656	107	—	763	514	398,944	400,221
Other consumer	82	1	3	86	41	25,810	25,937

Total loans, gross	$1,993	$253	$3	$2,249	$7,579	$1,315,438	$1,325,266

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2011 and December 31, 2010. There were $4 thousand and $3 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2011 and December 31, 2010, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.
Troubled Debt Restructurings
Troubled debt restructurings (“TDRs”) are loans where the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would not otherwise consider. TDRs can be classified as either accrual or nonaccrual loans. The Company had no TDRs on which it continued to accrue interest at June 30, 2011 or December 31, 2010. Included in nonaccrual loans are commercial TDRs of $760 thousand and $534 thousand at June 30, 2011 and December 31, 2010, respectively. The Company assigned $85 thousand and $137 thousand of specific reserves to loans classified as TDRs as of June 30, 2011 and December 31, 2010, respectively. TDRs typically migrate from the Company’s criticized and classified watch list and are assigned specific reserves in accordance with the Company’s standard allowance for loan loss methodology.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Impaired Loans
Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans as of the dates indicated (in thousands):

				Quarter-to-Date		Year- to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
June 30, 2011
With no related allowance recorded:
Commercial business	$157	$335	$—	$208	$—	$283	$—
Commercial mortgage	703	722	—	610	—	527	—

	860	1,057	—	818	—	810	—
With an allowance recorded:
Commercial business	555	555	199	681	—	648	—
Commercial mortgage	2,159	2,159	483	2,188	—	2,399	—

	2,714	2,714	682	2,869	—	3,047	—

	$3,574	$3,771	$682	$3,687	—	3,857	$—

December 31, 2010
With no related allowance recorded:
Commercial business	$372	$524	$—			$275	$—
Commercial mortgage	187	187	—			481	—

	559	711	—			756	—
With an allowance recorded:
Commercial business	576	576	149			1,828	—
Commercial mortgage	2,913	2,921	883			1,897	—

	3,489	3,497	1,032			3,725	—

	$4,048	$4,208	$1,032			$4,481	$—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial	Commercial
	Business	Mortgage
June 30, 2011
Uncriticized	$202,200	$344,334
Special mention	8,940	4,816
Substandard	6,153	8,839
Doubtful	—	—

Total	$217,293	$357,989

December 31, 2010
Uncriticized	$194,510	$338,061
Special mention	11,479	4,931
Substandard	4,959	10,545
Doubtful	—	—

Total	$210,948	$353,537

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential	Home	Consumer	Other
	Mortgage	Equity	Indirect	Consumer
June 30, 2011
Performing	$118,504	$211,645	$411,665	$24,953
Non-performing	2,262	472	667	—

Total	$120,766	$212,117	$412,332	$24,953

December 31, 2010
Performing	$127,451	$204,195	$399,707	$25,896
Non-performing	2,102	875	514	41

Total	$129,553	$205,070	$400,221	$25,937

Allowance for Loan Losses
Loans and the related allowance for loan losses at June 30, 2011, are presented below (in thousands):

	Commercial	Commercial	Residential	Home	Consumer	Other
	Business	Mortgage	Mortgage	Equity	Indirect	Consumer	Total

Loans:
Ending balance	$217,293	$357,989	$120,766	$212,117	$412,332	$24,953	$1,345,450

Evaluated for impairment:
Individually	$712	$2,862	$—	$—	$—	$—	$3,574

Collectively	$216,581	$355,127	$120,766	$212,117	$412,332	$24,953	$1,341,876

Allowance for loan losses:
Ending balance	$4,011	$5,763	$957	$1,050	$8,319	$532	$20,632

Evaluated for impairment:
Individually	$199	$483	$—	$—	$—	$—	$682

Collectively	$3,812	$5,280	$957	$1,050	8,319	$532	$19,950

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
The changes in the allowance for loan losses for the three and six months ended June 30, 2011 were as follows (in thousands):

	Commercial	Commercial	Residential	Home	Consumer	Other
	Business	Mortgage	Mortgage	Equity	Indirect	Consumer	Total

Three months ended June 30, 2011
Beginning balance	$4,021	$5,908	$1,016	$1,030	$7,614	$530	$20,119
Charge-offs	225	34	10	155	1,055	268	1,747
Recoveries	110	23	3	7	653	136	932
Provision (credit)	105	(134)	(52)	168	1,107	134	1,328

Ending balance	$4,011	$5,763	$957	$1,050	$8,319	$532	$20,632

Six months ended June 30, 2011
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	315	378	12	262	2,345	479	3,791
Recoveries	264	39	30	17	1,205	264	1,819
Provision (credit)	350	(329)	(74)	323	1,705	163	2,138

Ending balance	$4,011	$5,763	$957	$1,050	$8,319	$532	$20,632

Activity in the allowance for loan losses during the three and six months ended June 30, 2010 was as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010
Beginning balance	$20,586	$20,741
Charge-offs	1,476	3,089
Recoveries	610	1,650
Provision	2,105	2,523

Ending balance	$21,825	$21,825

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5.) SHAREHOLDERS’ EQUITY
Common Stock
The changes in shares of common stock were as follows for six months ended June 30, 2011:

	Outstanding	Treasury	Issued
Shares outstanding at December 31, 2010	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued	53,070	(53,070)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(10,467)	10,467	—
Directors’ retainer	5,889	(5,889)	—

Shares outstanding at June 30, 2011	13,805,830	355,767	14,161,597

Issuance of Common Stock
On March 15, 2011, the Company completed the sale of 2,813,475 shares of its common stock through an underwritten public offering at a price of $16.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were $43.1 million. A portion of the proceeds from this offering was used to redeem the Company’s Series A preferred stock as described in greater detail below.
Redemption of Series A Preferred Stock and Warrant
In December 2008, under the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement — Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of common stock, par value $0.01 per share, at an exercise price of $14.88 per share (the “Warrant”), of the Company.
Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares was limited. Specifically, the Company was prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock or repurchasing or redeeming any shares of the Company’s common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock in any quarter unless all accrued and unpaid dividends were paid on the Series A preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions.
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
On February 23, 2011, the Company redeemed one-third, or $12.5 million, of the Series A preferred stock. On March 30, 2011, the remaining $25.0 million of the Series A preferred stock was redeemed. The unamortized discount related to the Series A preferred stock was charged to retained earnings upon redemption. The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to the Company’s ability to declare and pay dividends and repurchase its common stock, as well as certain restrictions associated with executive compensation.
On May 11, 2011, the Company repurchased the Warrant issued to the Treasury. The repurchase price of $2.1 million was recorded as a reduction of additional paid-in capital.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5.) SHAREHOLDERS’ EQUITY (Continued)
Comprehensive Income (Loss)
Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated (in thousands):

	Six months ended June 30,
	2011			2010
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains arising during the period	$15,921	$6,308	$9,613	$9,046	$3,499	$5,547
Reclassification adjustments:
Realized net gains included in income	(7)	(3)	(4)	(69)	(27)	(42)
Impairment charges included in income	—	—	—	526	204	322

	15,914	6,305	9,609	9,503	3,676	5,827
Pension and post-retirement benefit liabilities	290	115	175	211	82	129

Other comprehensive income	$16,204	$6,420	9,784	$9,714	$3,758	5,956

Net income			11,539			10,526

Comprehensive income			$21,323			$16,482

The components of accumulated other comprehensive income (loss), net of tax, for the periods indicated were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(6,424)	$(6,599)
Net unrealized gain on securities available for sale	11,486	1,877

Accumulated other comprehensive income (loss)	$5,062	$(4,722)

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
The Company awarded 45,870 restricted shares of common stock to certain members of management during the six months ended June 30, 2011. The weighted average market price of the restricted stock on the date of grant was $19.25. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares of common stock. Where applicable, the performance period for the awards is the Company’s fiscal year ending on December 31, 2011. The restricted stock awards granted to management in 2011 do not have rights to dividends or dividend equivalents. During the six months ended June 30, 2011, the Company granted 7,200 restricted shares of common stock to directors, of which 3,600 shares vested immediately and 3,600 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $16.55. The director awards were granted with nonforfeitable rights to dividends.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6.)	SHARE-BASED COMPENSATION PLANS (Continued)
The following is a summary of restricted stock award activity for the six months ended June 30, 2011:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	150,796	$12.76
Granted	53,070	18.88
Released	(33,240)	14.63

Outstanding at end of period	170,626	$14.30

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options:
Management Stock Incentive Plan	$14	$24	$28	$50
Director Stock Incentive Plan	4	11	14	22

Total stock options	18	35	42	72
Restricted stock awards:
Management Stock Incentive Plan	253	212	445	382
Director Stock Incentive Plan	74	74	89	88

Total restricted stock awards	327	286	534	470

Total share-based compensation	$345	$321	$576	$542

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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$439	$408	$878	$816
Interest cost on projected benefit obligation	506	484	1,013	967
Expected return on plan assets	(663)	(611)	(1,326)	(1,222)
Amortization of unrecognized prior service cost	5	3	9	6
Amortization of unrecognized loss	152	114	304	229

Net periodic pension cost	$439	$398	$878	$796

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
Off-balance sheet commitments consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Commitments to extend credit	$367,900	$357,240
Standby letters of credit	17,967	6,524
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
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $852 thousand and $8.0 million at June 30, 2011 and December 31, 2010, respectively.
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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
Assets Measured at Fair Value
The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of June 30, 2011 (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$115,116	$—	$115,116
State and political subdivisions	—	122,366	—	122,366
Mortgage-backed securities	—	462,452	—	462,452
Asset-backed securities:
Trust preferred securities	—	—	6,963	6,963
Other	—	61	—	61

	$—	$699,995	$6,963	$706,958

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$14,511	$—	$14,511
Collateral dependent impaired loans	—	—	2,032	2,032
Other assets:
Mortgage servicing rights	—	—	1,573	1,573
Other real estate owned	—	—	599	599

	$—	$14,511	$4,204	$18,715

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month periods ended June 30, 2011 and 2010.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9.) FAIR VALUE MEASUREMENTS (Continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Securities available for sale (Level 3), beginning of period	$567	$661	$572	$1,015
Transfers into Level 3	—	—	—	—
Capitalized interest	111	114	221	200
Coupon payments applied to principal	(16)	(26)	(16)	(61)
Principal paydowns	(8)	—	(8)	—
Total gains/losses (realized/unrealized):
Included in earnings	—	—	—	(526)
Included in other comprehensive income	6,309	(103)	6,194	18

Securities available for sale (Level 3), end of period	$6,963	$646	$6,963	$646

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
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at June 30, 2011 and December 31, 2010 may not necessarily represent the underlying fair value of the Company.
The estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$46,084	$46,084	$39,058	$39,058
Securities available for sale	706,958	706,958	666,368	666,368
Securities held to maturity	24,091	24,797	28,162	28,849
Loans held for sale	14,511	14,523	3,138	3,138
Loans	1,347,420	1,417,663	1,325,524	1,388,787
Accrued interest receivable	7,845	7,845	7,613	7,613
FHLB and FRB stock	8,298	8,298	6,353	6,353

Financial liabilities:
Demand, savings and money market deposits	1,173,053	1,173,053	1,143,136	1,143,136
Certificate of deposit	699,186	700,234	739,754	740,440
Short-term borrowings	132,395	132,395	77,110	77,110
Long-term borrowings (excluding junior subordinated debentures)	10,000	10,010	10,065	10,244
Junior subordinated debentures	16,702	10,550	16,702	10,564
Accrued interest payable	7,299	7,299	7,620	7,620

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those identified by the Company under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.
Except as required by law, the Company does not undertake, and specifically disclaims any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
SIGNIFICANT EVENTS
Common Stock Offering
On March 15, 2011, we completed the sale of 2,813,475 shares of our common stock through an underwritten public offering at a price of $16.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, amounted to $43.1 million. A portion of the proceeds from this offering was used to redeem the Company’s Series A preferred stock as described in greater detail below. The Company also plans during the third quarter of 2011 to redeem the $16.7 million of 10.20% junior subordinated debentures related to the trust preferred securities issued by an unconsolidated subsidiary, as discussed in greater detail below. The remaining proceeds of this offering were used for general working capital purposes.
Redemption of Series A Preferred Stock
In the first quarter of 2011, the Company fully redeemed $37.5 million of its fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) issued in connection with the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (the “Capital Purchase Program”). The redemption was funded, in part, by the proceeds of the common stock offering discussed above and from excess liquidity at the parent company. The redemption resulted in a one-time, non-cash redemption charge of $1.2 million, reflecting the accelerated accretion of the remaining discount on the preferred stock, which reduced 2011 year-to-date diluted earnings per common share by $0.10.
The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to the Company’s ability to declare and pay dividends and repurchase its common stock, as well as certain restrictions associated with executive compensation.
During the second quarter of 2011, the Company repurchased the Warrant issued to the Treasury. The repurchase price of $2.1 million was recorded as a reduction of additional paid-in capital.
Redemption of Subordinated Debentures
On July 1, 2011, the Company notified the trustee of FISI Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, that it will redeem all of its 10.20% junior subordinated debentures due 2031 on August 22, 2011 (the “Redemption Date”). The redemption price will be 105.1% of the principal amount redeemed, plus all accrued and unpaid interest as of the Redemption Date. As a result of the redemption, the Company anticipates that it will recognize a pre-tax charge of $1.1 million during the third quarter of 2011.
Consequent to repayment of the junior subordinated debentures, the Trust will redeem all of its fixed rate trust preferred securities (the “Securities”). The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures. See the section titled “Liquidity and Capital Resources” included herein for additional information regarding the impact of this transaction on regulatory capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
Summary of Performance
Net income increased $521 thousand or 10% to $5.7 million for the second quarter of 2011 compared to $5.2 million for the second quarter of 2010. The increase during the second quarter of 2011 was primarily the result of an increase of $577 thousand in net interest income and a $777 thousand decrease in the provision for loan losses, offset by increases of $283 thousand in noninterest expense and $558 thousand in income tax expense. Net income available to common shareholders for the second quarter of 2011 was $5.3 million, or $0.39 per diluted share, compared with $4.3 million, or $0.39 per diluted share, for the second quarter of last year. Return on average equity was 10.03% and return on average assets was 1.01% for the second quarter of 2011 compared to 10.04% and 0.97%, respectively, for the second quarter of 2010.
Net income for the six months ended June 30, 2011 totaled $11.5 million, an increase of $1.0 million or 10% from $10.5 million for the same period in 2010. The increase in year-to-date net income for 2011 was driven by a $1.2 million increase in net interest income, a $385 thousand decrease in the provision for loan losses and a $1.1 million increase in noninterest income, offset by increases of $895 thousand in noninterest expense and $713 thousand in income tax expense. For the first six months of 2011 net income available to common shareholders was $9.1 million, or $0.72 per diluted share, compared with $8.7 million, or $0.80 per diluted share, for the first six months of 2010. Return on average equity was 10.43% and return on average assets was 1.04% for the six months ended June 30, 2011 compared to 10.35% and 0.99%, respectively, for the same period in 2010.
The 2011 second quarter and year-to-date earnings per share amounts were impacted by the 2,813,475 additional shares of common stock issued in conjunction with our public stock offering that occurred late in the first quarter of 2011. In addition, year-to-date earnings for 2011 were reduced by $1.2 million, or $0.10 per common share, for the accelerated discount accretion related to the Company’s redemption of the Series A preferred stock issued pursuant to the Capital Purchase Program.
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
The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income per consolidated statements of income	$23,830	$24,202	$47,469	$48,026
Adjustment to fully taxable equivalent basis	534	465	1,048	972

Interest income adjusted to a fully taxable equivalent basis	24,364	24,667	48,517	48,998
Interest expense per consolidated statements of income	3,577	4,526	7,378	9,098

Net interest income on a taxable equivalent basis	$20,787	$20,141	$41,139	$39,900

Analysis of Net Interest Income for the Three Months ended June 30, 2011 and June 30, 2010
Net interest income on a taxable equivalent basis for the three months ended June 30, 2011, was $20.8 million, an increase of $646 thousand or 3% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.9 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.3 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS
The net interest margin for the second quarter of 2011 was 4.00%, 9 basis points lower than 4.09% for the same period in 2010. This comparable period decrease was a function of a 5 basis point decrease in interest rate spread, combined with a 4 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 32 basis point decrease in the yield on earning assets and a 27 basis point decrease in the cost of interest-bearing liabilities.
The yield on earning assets was 4.69% for the second quarter of 2011, 32 basis points lower than the second quarter of 2010. Loan yields decreased 28 basis points to 5.60%, also impacted by the lower interest rate environment. Commercial mortgage and consumer indirect loans in particular, down 37 and 59 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 48 basis points to 2.96%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $1.9 million.
The cost of average interest-bearing liabilities of 0.86% in the second quarter of 2011 was 27 basis points lower than the second quarter of 2010. The average cost of interest-bearing deposits was 0.75% in 2011, 23 basis points lower than 2010, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of short-term funding decreased 17 basis points to 0.62%, while the cost of long-term borrowings increased by 189 basis points to 7.98%. The cost of long-term borrowings has increased as the Company has repaid lower priced debt, leaving the higher fixed rate 10.20% junior subordinated debentures as a larger percentage of total outstanding long-term debt. As previously discussed, the Company intends to repay the junior subordinated debentures in full during the third quarter of 2011. The interest-bearing liability rate changes resulted in $635 thousand of lower interest expense.
Average interest-earning assets were $2.080 billion for the second quarter of 2011, an increase of $108.4 million or 5% from the comparable quarter last year, with average loans up $90.4 million and average securities up $22.3 million. The growth in average loans was comprised of increases in consumer loans (up $77.2 million, primarily indirect loans) and commercial loans (up $30.9 million), while residential mortgages declined (down $17.7 million).
Average interest-bearing liabilities of $1.665 billion in the second quarter of 2011 were $53.0 million or 3% higher than the second quarter of 2010. On average, interest-bearing deposits grew $45.0 million (primarily attributable to $33.0 million higher municipal deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $33.6 million. Average borrowings increased $8.0 million between the second quarter periods, with short-term borrowings higher by $28.1 million and long-term funding lower by $20.1 million.
Analysis of Net Interest Income for the Six Months ended June 30, 2011 and June 30, 2010
Net interest income on a taxable equivalent basis for the first six months of 2011 was $41.1 million, an increase of $1.2 million or 3% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $3.6 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $2.4 million).
The net interest margin for the first six months of 2011 was 4.02%, 9 basis points lower than 4.11% for the same period last year. This comparable period decrease was a function of a 4 basis point decrease in interest rate spread, combined with a 5 basis point lower contribution from net free funds. The decline in the interest rate spread was a net result of a 29 basis point decrease in the yield on earning assets, largely offset by a 25 basis point reduction in the cost of interest-bearing liabilities.
The yield on earning assets was 4.75% for the first six months of 2011, 29 basis points lower than the same period last year, attributable to decreases in the yields on the investment security portfolio (down 47 basis points, to 2.98%) and loan portfolio (down 27 basis points to 5.66%).
The rate on interest-bearing liabilities of 0.90% for the first six months of 2011 was 25 basis points lower than the same period in 2010. Rates on interest-bearing deposits were down 22 basis points to 0.79%. The cost of short-term borrowings decreased 12 basis points to 0.60%, while the cost of long-term funding increased by 189 basis points. As previously discussed, the cost of long-term borrowings has increased due to a change in the mix of outstanding long-term debt.
Average interest-earning assets were $2.056 billion for the first six months of 2011, an increase of $101.9 million or 5% from the comparable period last year, with average loans up $88.3 million and average securities up $22.9 million. The growth in average loans was comprised of increases in consumer loans (up $74.0 million, primarily indirect loans) and commercial loans (up $30.7 million), while residential mortgages declined (down $16.4 million).
Average interest-bearing liabilities of $1.653 billion in the first six months of 2011 were $57.7 million or 4% higher than the first six months of 2010. On average, interest-bearing deposits grew $62.1 million (primarily attributable to $42.8 million higher retail deposits), while noninterest-bearing demand deposits were up $35.2 million. Average borrowings decreased $4.4 million between the first six months of 2011 and the same period in 2010 due to repayment of long-term borrowings upon maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$116	$—	0.22%	$4,479	$3	0.20%
Investment securities (1):
Taxable	570,945	3,767	2.64	585,300	4,584	3.13
Tax-exempt (2)	143,545	1,526	4.25	106,862	1,366	5.11

Total investment securities	714,490	5,293	2.96	692,162	5,950	3.44
Loans:
Commercial business	212,260	2,553	4.82	208,327	2,500	4.81
Commercial mortgage	361,265	5,216	5.79	334,253	5,137	6.16
Residential mortgage	123,293	1,737	5.63	140,946	2,032	5.77
Home equity	212,439	2,376	4.49	199,865	2,277	4.57
Consumer indirect	431,728	6,544	6.08	364,801	6,069	6.67
Other consumer	24,717	645	10.46	27,060	699	10.37

Total loans	1,365,702	19,071	5.60	1,275,252	18,714	5.88

Total interest-earning assets	2,080,308	24,364	4.69	1,971,893	24,667	5.01

Allowance for loan losses	(20,739)			(21,052)
Other noninterest-earning assets	208,790			208,071

Total assets	$2,268,359			$2,158,912

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$391,899	$161	0.16%	$386,703	$179	0.19%
Savings and money market	468,130	275	0.24	420,774	294	0.28
Certificates of deposit	707,608	2,498	1.42	715,168	3,257	1.83

Total interest-bearing deposits	1,567,637	2,934	0.75	1,522,645	3,730	0.98
Short-term borrowings	71,092	110	0.62	42,946	85	0.79
Long-term borrowings	26,702	533	7.98	46,807	711	6.09

Total borrowings	97,794	643	2.63	89,753	796	3.55

Total interest-bearing liabilities	1,665,431	3,577	0.86	1,612,398	4,526	1.13

Noninterest-bearing demand deposits	358,349			324,790
Other noninterest-bearing liabilities	15,970			14,053
Shareholders’ equity	228,609			207,671

Total liabilities and shareholders’ equity	$2,268,359			$2,158,912

Net interest income (tax-equivalent)		$20,787			$20,141

Interest rate spread			3.83%			3.88%

Net earning assets	$414,877			$359,495

Net interest margin (tax-equivalent)			4.00%			4.09%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.91%			122.30%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35% and 34% for the three months ended June 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$186	$—	0.22%	$9,395	$10	0.20%
Investment securities (1):
Taxable	558,084	7,416	2.66	563,723	8,797	3.12
Tax-exempt (2)	140,054	2,995	4.28	111,542	2,859	5.13

Total investment securities	698,138	10,411	2.98	675,265	11,656	3.45
Loans:
Commercial business	209,977	5,027	4.83	206,626	4,964	4.84
Commercial mortgage	361,247	10,447	5.83	333,918	10,113	6.11
Residential mortgage	125,915	3,572	5.67	142,355	4,254	5.98
Home equity	210,558	4,699	4.50	199,884	4,554	4.59
Consumer indirect	424,818	13,069	6.20	358,823	12,035	6.76
Other consumer	24,971	1,292	10.44	27,599	1,412	10.32

Total loans	1,357,486	38,106	5.66	1,269,205	37,332	5.93

Total interest-earning assets	2,055,810	48,517	4.75	1,953,865	48,998	5.04

Allowance for loan losses	(20,807)			(21,036)
Other noninterest-earning assets	210,194			202,852

Total assets	$2,245,197			$2,135,681

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$393,842	$323	0.17%	$389,783	$368	0.19%
Savings and money market	451,447	537	0.24	411,088	570	0.28
Certificates of deposit	719,943	5,271	1.48	702,297	6,576	1.89

Total interest-bearing deposits	1,565,232	6,131	0.79	1,503,168	7,514	1.01
Short-term borrowings	61,165	182	0.60	45,441	163	0.72
Long-term borrowings	26,723	1,065	7.98	46,827	1,421	6.09

Total borrowings	87,888	1,247	2.85	92,268	1,584	3.45

Total interest-bearing liabilities	1,653,120	7,378	0.90	1,595,436	9,098	1.15

Noninterest-bearing demand deposits	354,213			319,040
Other noninterest-bearing liabilities	14,765			16,090
Shareholders’ equity	223,099			205,115

Total liabilities and shareholders’ equity	$2,245,197			$2,135,681

Net interest income (tax-equivalent)		$41,139			$39,900

Interest rate spread			3.85%			3.89%

Net earning assets	$402,690			$358,429

Net interest margin (tax-equivalent)			4.02%			4.11%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.36%			122.47%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35% and 34% for the six months ended June 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2011 vs. 2010			June 30, 2011 vs. 2010
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$(3)	$—	$(3)	$(10)	$—	$(10)
Investment securities:
Taxable	(110)	(707)	(817)	(87)	(1,294)	(1,381)
Tax-exempt	416	(256)	160	658	(522)	136

Total investment securities	306	(963)	(657)	571	(1,816)	(1,245)
Loans:
Commercial business	47	6	53	80	(17)	63
Commercial mortgage	401	(322)	79	803	(469)	334
Residential mortgage	(250)	(45)	(295)	(474)	(208)	(682)
Home equity	141	(42)	99	239	(94)	145
Consumer indirect	1,046	(571)	475	2,087	(1,053)	1,034
Other consumer	(61)	7	(54)	(136)	16	(120)

Total loans	1,324	(967)	357	2,599	(1,825)	774

Total interest income	1,627	(1,930)	(303)	3,160	(3,641)	(481)

Interest expense:
Deposits:
Interest-bearing demand	2	(20)	(18)	4	(49)	(45)
Savings and money market	31	(50)	(19)	53	(86)	(33)
Certificates of deposit	(34)	(725)	(759)	161	(1,466)	(1,305)

Total interest-bearing deposits	(1)	(795)	(796)	218	(1,601)	(1,383)
Short-term borrowings	47	(22)	25	50	(31)	19
Long-term borrowings	(360)	182	(178)	(720)	364	(356)

Total borrowings	(313)	160	(153)	(670)	333	(337)

Total interest expense	(314)	(635)	(949)	(452)	(1,268)	(1,720)

Net interest income	$1,941	$(1,295)	$646	$3,612	$(2,373)	$1,239

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $1.3 million and $2.1 million for the three and six month periods ended June 30, 2011, compared with provisions of $2.1 million and $2.5 million for the corresponding periods in 2010, respectively. See “Allowance for Loan Losses” under the section titled “Lending Activities” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Service charges on deposits	$2,243	$2,502	$4,348	$4,732
ATM and debit card	1,123	1,054	2,139	1,988
Broker-dealer fees and commissions	402	359	788	739
Loan servicing	249	140	598	420
Company owned life insurance	279	282	545	551
Net gain on sale of loans held for sale	117	115	341	177
Net gain on disposal of investment securities	4	63	7	69
Impairment charges on investment securities	—	—	—	(526)
Net (loss) gain on sale and disposal of other assets	(8)	—	37	2
Other	565	451	1,319	897

Total noninterest income	$4,974	$4,966	$10,122	$9,049

The components of noninterest income fluctuated as discussed below.
Service charges on deposit accounts were down $259 thousand or 10% in the second quarter of 2011 and $384 thousand or 8% for the six months ended June 30, 2011, compared to the same periods a year earlier. Substantially the entire decline was due to a reduction in non-sufficient funds transactions.
ATM and debit card income was up $69 thousand or 7% and $151 thousand or 8%, respectively, in the three and six months ended June 30, 2011, compared to the same periods of 2010. The increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.
Broker-dealer fees and commissions were up $43 thousand or 12% and $151 thousand or 7%, respectively, in the three and six months ended June 30, 2011, compared to the same periods of 2010, mainly due to increased sales volume.
Loan servicing income was up $109 thousand or 78% in the second quarterof 2011 and $178 thousand or 42% for the six months ended June 30, 2011, compared to the same periods a year ago, mainly due to a decrease in the mortgage servicing asset valuation allowance.
Net gain in loans held for sale increased $164 thousand or 93% for the six months ended June 30,2011, compared to the same period a year ago, primarily due to a decrease in the valuation allowance for loans held for sale.
Other noninterest income increased $114 thousand or 25% in the second quarter of 2011 and $422 thousand or 47% for the six months ended June 30, 2011, compared to the same periods a year earlier. Income from the Company’s capital investment in several limited partnerships accounted for the majority of the 2011 increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$8,854	$8,044	$17,255	$16,291
Occupancy and equipment	2,644	2,670	5,487	5,441
Professional services	571	478	1,253	1,084
Computer and data processing	648	615	1,251	1,186
Supplies and postage	424	431	876	876
FDIC assessments	168	634	775	1,236
Advertising and promotions	253	352	418	539
Other	1,591	1,646	3,188	2,955

Total noninterest expense	$15,153	$14,870	$30,503	$29,608

The components of noninterest expense fluctuated as discussed below.
The largest noninterest expense increase in the three and six month periods ended June 30, 2011 was in salaries and employee benefits, which increased by $810 thousand or 10% and $964 thousand or 6%, respectively, over the same periods one year earlier. The increases reflect higher employee benefit costs and increased accruals for incentive compensation, which were previously limited under the Capital Purchase Program. In addition, the Company has increased its staffing levels modestly as full time equivalent employees totaled 581 and 573 at June 30, 2011 and 2010, respectively.
Professional services expenses increased $93 thousand or 19% and $169 thousand or 16%, respectively, in the three and six months ended June 30, 2011, compared to the same periods of 2010. Professional fees increased primarily due to legal and shareholder expenses related to the transactions identified earlier as significant events.
FDIC assessments for the second quarter and first six months of 2011 are down considerably compared to the same periods of 2010, primarily a result of changes made by the FDIC in the method of calculating assessment rates.
Advertising and promotions costs were down $99 thousand or 28% in the second quarter of 2011 and $121 thousand or 22% for the six months ended June 30, 2011, compared to the same periods a year earlier due to fewer marketing campaigns and promotions.
The efficiency ratio for the second quarter of 2011 was 58.68% compared with 59.16% for the second quarter of 2010, and 59.32% for the six months ended June 30, 2011, compared to 59.73% for the same period a year ago. The efficiency ratio equals noninterest expense less other real estate expense as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.
Income Taxes
The Company recorded income tax expense of $3.0 million in the second quarter of 2011, compared to income tax expense of $2.5 million in the second quarter of 2010. For the six month period ended June 30, 2011, income tax expense totaled $6.0 million compared to $5.3 million in the same period of 2010. These changes were due in part to increases of $1.1 million and $1.7 million in pre-tax income for the three and six month periods of 2011, respectively, compared to the prior year. The effective tax rates recorded for 2011 on a quarter-to-date and year-to-date basis were 34.6% and 34.3%, respectively, in comparison to the June 30, 2010 quarter-to-date and year-to-date effective tax rates of 32.2% and 33.6%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
INVESTING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$115,032	$115,116	$141,591	$140,784
State and political subdivisions	120,350	122,366	105,622	105,666
Mortgage-backed securities:
Agency mortgage-backed securities	451,380	460,328	414,502	417,709
Non-Agency mortgage-backed securities	633	2,124	981	1,572
Asset-backed securities	541	7,024	564	637

Total available for sale securities	687,936	706,958	663,260	666,368
Securities held to maturity:
State and political subdivisions	24,091	24,797	28,162	28,849

Total investment securities	$712,027	$731,755	$691,422	$695,217

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
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	June 30, 2011		December 31, 2010
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$1,006	63.8%	$1,965	31.6%
State and political subdivisions	346	22.0	1,472	23.6
Mortgage-backed securities:
Agency mortgage-backed securities	224	14.2	2,655	42.7
Non-Agency mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	131	2.1

Total available for sale securities	$1,576	100.0	$6,223	100.0
Securities held to maturity:
State and political subdivisions	—	—	—	—

Total investment securities	$1,576	100.0%	$6,223	100.0%

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of June 30, 2011, there were 14 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, 7 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $7.8 million and unrealized losses of $22 thousand. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at June 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS
State and Political Subdivisions. As of June 30, 2011, the state and political subdivisions portfolio (“municipals”) totaled $146.5 million, of which $122.4 million was classified as available for sale. As of that date, $24.1 million was classified as held to maturity with a fair value of $24.8 million. As of June 30, 2011, there were 81 municipals in an unrealized loss position, all of which were available for sale. These securities had an aggregate amortized cost of $31.3 million and unrealized losses of $346 thousand.
Although there has been a considerable amount of negative information regarding municipal bond insurers, and several of the municipal bond insurers have been downgraded, there is no indication to date that the underlying credit issuers (counties, towns, villages, cities, schools, etc.) are likely to default on their debt. There have also been some highly publicized concerns over the New York State budget problems as well as reductions in the amounts and delays in funding by New York State to its municipalities and political subdivisions. At this time, management does not believe that the New York State budget problems will culminate in local municipalities defaulting on debt obligations. Additionally, most of the available for sale bonds are General Obligation issues which require the taxing authority to increase taxes as needed to repay the bond holders.
Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at June 30, 2011.
Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of June 30, 2011, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily GNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
As of June 30, 2011, there were 15 securities in the Agency MBS portfolio that were in an unrealized loss position. Of these, only four securities with an aggregate amortized cost of $2.1 million and unrealized losses of $11 thousand were in an unrealized loss position for 12 months or longer. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses on such MBS to be credit related or other-than-temporary as of June 30, 2011. Furthermore, as of June 30, 2011, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $2.1 million and net unrealized gains of $1.5 million as of June 30, 2011. As of that date, each of the three non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. To date, we have recognized aggregate OTTI charges of $6.0 million due to reasons of credit quality against these securities, all of which was recorded prior to 2010.
Asset-backed Securities (“ABS”). As of June 30, 2011, the fair value of the ABS portfolio totaled $7.0 million and consisted of positions in 15 securities, the majority of which are pooled trust preferred securities (“TPS”) issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments, we considered all but one of the ABS securities to be non-performing and stopped accruing interest on the investments during 2009.
Since the second quarter of 2008, we have written down each of the securities in the ABS portfolio, resulting in aggregate OTTI charges of $32.9 million through December 31, 2010. We expect to recover the remaining amortized cost of $541 thousand on the securities. As of June 30, 2011, each of the securities in the ABS portfolio was rated below investment grade. None of these securities were in an unrealized loss position.
The market for these securities greatly improved during the second quarter of 2011, resulting in the $6.4 million increase in fair value from December 31, 2010. During that time, there were no additions to the portfolio as the increase relates solely to an increase in the fair value of each of the 15 securities in the portfolio. During July 2011, the Company sold one of the ABS securities and will recognize a gain of approximately $1 million during the third quarter. The security had a fair value of $752 thousand at June 30, 2011. The Company continues to monitor the market for these securities and evaluate the potential for future dispositions.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. The FHLB stock and FRB stock are recorded at cost and included in other assets. Our ownership of FHLB stock totaled $4.4 million and $2.5 million at June 30, 2011 and December 31, 2010, respectively. The increase in FHLB stock was required due to an increased level of borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
Commercial business	$217,430	15.9%	$211,031	15.7%
Commercial mortgage	357,463	26.1	352,930	26.2

Total commercial	574,893	42.0	563,961	41.9

Residential mortgage	120,789	8.8	129,580	9.6

Home equity	215,637	15.8	208,327	15.5
Consumer indirect	431,611	31.6	418,016	31.1
Other consumer	25,122	1.8	26,106	1.9

Total consumer	672,370	49.2	652,449	48.5

Total loans	1,368,052	100.0%	1,345,990	100.0%

Allowance for loan losses	20,632		20,466

Total loans, net	$1,347,420		$1,325,524

Total loans increased by 2% to $1.368 billion as of June 30, 2011 from $1.346 billion as of December 31, 2010.
Commercial loans increased $10.9 million from December 31, 2010 and represented 42.0% of total loans as of June 30, 2011, a result of the Company’s continued focus on commercial business development programs.
Residential mortgage loans decreased $8.8 million to $120.8 million as of June 30, 2011 in comparison to $129.6 million as of December 31, 2010. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold in the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
Consumer loans totaled $672.4 million as of June 30, 2011, an increase of $19.9 million or 3% from December 31, 2010. The consumer indirect portfolio increased $13.6 million to $431.6 million as of June 30, 2011, from $418.0 million as of December 31, 2010. During the first half of 2011, the Company originated $111.6 million in indirect auto loans with a mix of approximately 44% new auto and 56% used auto. During the second quarter of 2011, the Company reclassified $13.6 million of auto loans from the consumer indirect portfolio to loans held for sale.
Loans Held for Sale and Mortgage Servicing Rights. Loans held for sale (not included above) totaled $14.5 million as of June 30, 2011, comprised of $935 thousand of residential mortgage loans and $13.6 million of indirect auto loans. During the second quarter of 2011, the Company reclassified $13.6 million of indirect auto loans from portfolio to loans held for sale pursuant to a letter of intent to sell the loans under a 90%/10% participation agreement. The Company will continue to service the loans for a fee in accordance with the participation agreement. The loans were subsequently sold in July 2011 and we expect to recognize a gain on the sale of $153 thousand during the third quarter. Loans held for sale totaled $3.1 million as of December 31, 2010, all of which were residential mortgage loans.
We sell certain qualifying newly originated and refinanced residential real estate mortgages in the secondary market. The sold and serviced residential real estate loan portfolio decreased to $314.6 million as of June 30, 2011 from $328.9 million as of December 31, 2010. The decrease in the sold and serviced portfolio resulted from payments and payoffs on existing loans outpacing new loan origination and refinancing volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance as of beginning of period	$20,119	$20,586	$20,466	$20,741
Charge-offs:
Commercial business	225	121	315	190
Commercial mortgage	34	164	378	209
Residential mortgage	10	42	12	54
Home equity	155	41	262	88
Consumer indirect	1,055	932	2,345	2,160
Other consumer	268	176	479	388

Total charge-offs	1,747	1,476	3,791	3,089
Recoveries:
Commercial business	110	92	264	184
Commercial mortgage	23	18	39	450
Residential mortgage	3	12	30	16
Home equity	7	25	17	27
Consumer indirect	653	359	1,205	699
Other consumer	136	104	264	274

Total recoveries	932	610	1,819	1,650

Net charge-offs	815	866	1,972	1,439
Provision for loan losses	1,328	2,105	2,138	2,523

Balance at end of period	$20,632	$21,825	$20,632	$21,825

Net loan charge-offs to average loans (annualized)	0.24%	0.27%	0.29%	0.23%
Allowance for loan losses to total loans	1.51%	1.69%	1.51%	1.69%
Allowance for loan losses to non-performing loans	296%	192%	296%	192%
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of June 30, 2011.
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
The provision for loan losses for the three and six months ended June 30, 2011 was $1.3 million and $2.1 million, respectively, compared to a provision for loan losses of $2.1 million and $2.5 million for the three and six months ended June 30, 2010, respectively. Net charge-offs of $815 thousand were recorded for the second quarter of 2011, compared to $866 thousand for the same quarter a year ago. Year-to-date net charge-offs of $2.0 million have been recorded in 2011, compared to $1.4 million through June 30, 2010. The provision for loan losses and net charge-offs for the first six months of 2010 were favorably impacted by a $354 thousand recovery in the first quarter of 2010 on one commercial real estate relationship that was charged-off during 2008 and 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-Performing Assets and Potential Problem Loans
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Delinquent and Non-Performing Assets
	June 30,	December 31,	June 30,
	2011	2010	2010
Nonaccrual loans:
Commercial business	$712	$947	$5,889
Commercial mortgage	2,862	3,100	1,380
Residential mortgage	2,262	2,102	2,480
Home equity	472	875	1,072
Consumer indirect	667	514	464
Other consumer	—	41	19

Total nonaccrual loans	6,975	7,579	11,304
Accruing loans 90 days or more delinquent	4	3	61

Total non-performing loans	6,979	7,582	11,365
Foreclosed assets	599	741	500
Non-performing investment securities	6,963	572	646

Total non-performing assets	$14,541	$8,895	$12,511

Non-performing loans to total loans	0.51%	0.56%	0.88%
Non-performing assets to total assets	0.64%	0.40%	0.58%
Activity in nonaccrual loans for periods indicated was as follows (in thousands).

	Three months	Six months
	ended	ended
	June 30, 2011	June 30, 2011
Nonaccrual loans, beginning of period	$7,315	$7,579
Additions	2,846	6,011
Payments	(1,260)	(2,684)
Charge-offs	(1,603)	(3,519)
Returned to accruing status	(218)	(307)
Transferred to other real estate or repossessed assets	(105)	(105)

Nonaccrual loans, end of period	$6,975	$6,975

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at June 30, 2011 were $14.5 million or 0.64% of total assets, an increase of $5.6 million from the $8.9 million or 0.40% of total assets at December 31, 2010.
Non-performing investment securities are included in non-performing assets at fair value and represent securities on which the Company has stopped accruing interest. These non-performing investment securities totaled $7.0 million at June 30, 2011, compared to $572 thousand at December 31, 2010. There were no new securities transferred to non-performing status during the quarter. The increase relates solely to an increase in the fair value of each of the 14 securities classified as non-performing. The market for these securities improved dramatically during the second quarter of 2011, resulting in the $6.4 million increase in fair value from December 31, 2010.
During July 2011, the Company sold one of the 14 securities classified as non-performing and will recognize a gain of approximately $1 million during the third quarter. The security had a fair value of $752 thousand at June 30, 2011. The Company continues to monitor the market for these securities and evaluate the potential for future dispositions.
Non-performing loans totaled $7.0 million or 0.51% of total loans at June 30, 2011, a decrease of $603 thousand from the $7.6 million or 0.56% of total loans at December 31, 2010. The ratio of non-performing loans to total loans continues to compare favorably to the average of our peer group, which was 3.43% of total loans at March 31, 2011, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of March 31, 2011 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion). Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $760 thousand and $534 thousand at June 30, 2011 and December 31, 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings consisted of 10 properties (2 commercial properties and 8 residential properties) totaling $599 thousand at June 30, 2011 and 13 properties (5 commercial properties and 8 residential properties) totaling $741 thousand at December 31, 2010.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $11.4 million and $11.5 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2011 and December 31, 2010, respectively.
FUNDING ACTIVITIES
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. We continuously evaluate our branch network to determine how to best serve our customers efficiently and to improve our profitability. In July 2011, we upgraded our presence in the Rochester market by relocating a branch from North Chili to Chili Center. We intend to continue to pursue expansion in our market area by growing and enhancing our branch network and anticipate additional expansion in the coming years.
The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$358,574	19.2%	$350,877	18.6%
Interest-bearing demand	376,306	20.1	374,900	19.9
Savings and money market	438,173	23.4	417,359	22.2
Certificates of deposit less than $100,000	500,123	26.7	555,840	29.5
Certificates of deposit of $100,000 or more	199,063	10.6	183,914	9.8

Total deposits	$1,872,239	100.0%	$1,882,890	100.0%

Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.469 billion and $1.501 billion as of June 30, 2011 and December 31, 2010, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties, school districts and other public entities within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of June 30, 2011, total public deposits were $403.2 million in comparison to $382.2 million as of December 31, 2010. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets and alternative liquidity sources to accommodate the seasonality associated with public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Borrowings
The following table summarizes the Company’s borrowings as of the dates indicated (in thousands).

	June 30,	December 31,
	2011	2010
Customer repurchase agreements	$45,015	$38,910
Federal funds purchased	47,380	38,200
FHLB borrowings	50,000	10,065
Junior subordinated debentures	16,702	16,702

Total borrowings	$159,097	$103,877

The Company has credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances. The Company had approximately $108 million of immediate credit capacity with FHLB as of June 30, 2011. The Company had approximately $359 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at June 30, 2011. The FHLB and FRB credit capacity are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. FHLB borrowings increased by approximately $40 million during 2011 due primarily to the purchase of municipal and agency mortgage-backed securities as part of a leverage strategy implemented during the second quarter of 2011 to take advantage of a steep yield curve.
Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations. The Company had approximately $52 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2011.
Equity Activities
Total shareholders’ equity was $233.7 million at June 30, 2011, an increase of $21.6 million from $212.1 million at December 31, 2010. During February 2011, the Company redeemed $12.5 million of Series A preferred stock issued to the U.S. Treasury. During March 2011, the Company successfully completed a follow-on common equity offering, issuing 2,813,475 shares of common stock at a price of $16.35 per share before associated offering expenses. After deducting underwriting and other offering costs, the Company received net proceeds of approximately $43.1 million. Prior to the end of the first quarter of 2011, the Company utilized a portion of the net proceeds to redeem the remaining $25.0 million in Series A preferred stock. During the second quarter of 2011, the Company repurchased the Warrant issued to the Treasury. The repurchase price of $2.1 million was recorded as a reduction of additional paid-in capital.

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
The Company’s cash and cash equivalents were $46.1 million as of June 30, 2011, an increase of $7.0 million from $39.1 million as of December 31, 2010. The Company’s net cash provided by operating activities totaled $24.0 million. Net cash used in investing activities totaled $61.5 million, which included cash outflows of $37.7 million for net loan originations and $22.5 million from investment securities transactions. Net cash provided by financing activities of $44.5 million was attributed to a $55.2 million increase in net borrowings and $43.1 million in net proceeds from the issuance of common stock, partly offset by the $37.5 million payment to redeem the Series A preferred stock, a $10.7 million decrease in deposits and $3.5 million in dividend payments.
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
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $16.2 million of trust preferred securities issued by FISI Statutory Trust I and $17.5 million of preferred stock. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
As previously discussed, on July 1, 2011, the Company notified the trustee of FISI Statutory Trust I that the Company will be redeeming all of its 10.20% junior subordinated debentures on August 22, 2011. Consequent to repayment of the junior subordinated debentures, the Trust will redeem its $16.2 million of trust preferred securities. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of redemption, the trust preferred securities will no longer qualify as Tier 1 capital for the Company. Had the trust preferred securities not qualified as Tier 1 capital as of June 30, 2011, the Company’s Tier 1 capital would have been reduced by $16.2 million and resulted in a Tier 1 leverage ratio of 8.57%, Tier 1 capital ratio of 12.64% and Total risk-based capital ratio of 13.89%. The redemption of the trust preferred securities will not have a significant impact on the Bank’s capital.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table reflects the ratios and their components (dollars in thousands).

	June 30,	December 31,
	2011	2010
Total shareholders’ equity	$233,733	$212,144
Less: Unrealized gain on securities available for sale, net of tax	11,486	1,877
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(6,424)	(6,599)
Disallowed goodwill and other intangible assets	37,369	37,369
Disallowed deferred tax assets	—	14,608
Plus: Qualifying trust preferred securities	16,200	16,200

Tier 1 capital	$207,502	$181,089

Adjusted average total assets (for leverage capital purposes)	$2,231,185	$2,177,911

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	9.30%	8.31%

Total Tier 1 capital	$207,502	$181,089
Plus: Qualifying allowance for loan losses	18,947	18,363

Total risk-based capital	$226,449	$199,452

Net risk-weighted assets	$1,514,057	$1,466,957

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	13.71%	12.34%

Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	14.96%	13.60%
The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Tier 1 leverage:	Company	$207,502	9.30%	$89,247	4.00%	$111,559	5.00%
	Bank	174,411	7.84	88,986	4.00	111,233	5.00

Tier 1 capital:	Company	207,502	13.71	60,562	4.00	90,843	6.00
	Bank	174,411	11.55	60,376	4.00	90,564	6.00

Total risk-based capital:	Company	226,449	14.96	121,125	8.00	151,406	10.00
	Bank	193,300	12.81	120,752	8.00	150,940	10.00

December 31, 2010:
Tier 1 leverage:	Company	$181,089	8.31%	$87,116	4.00%	$108,896	5.00%
	Bank	156,957	7.22	86,958	4.00	108,697	5.00

Tier 1 capital:	Company	181,089	12.34	58,678	4.00	88,017	6.00
	Bank	156,957	10.74	58,450	4.00	87,674	6.00

Total risk-based capital:	Company	199,452	13.60	117,357	8.00	146,696	10.00
	Bank	175,250	11.99	116,899	8.00	146,124	10.00
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
The Company has experienced no material changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 7, 2011, as filed with the Securities and Exchange Commission.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 7, 2011, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
Implications of U.S. Government Credit Downgrade
We have significant exposure to U.S. Government agency and instrumentality debt in our investment securities portfolio. These investments are backed by the explicit or implied guarantee of the U.S. Government. If the credit rating of U.S. Government debt obligations is downgraded, we would expect there would be a similar impact on the ratings for U.S. Government agency and instrumentality debt backed by these guarantees. Additionally, we hold other assets that rely, to varying degrees, on direct U.S. Government guarantees, insurance, or defeasance to enhance credit levels. A downgrade in the U.S. Government debt rating would likely have a negative impact on the rating of these assets as well. Such downgrades could adversely affect the value of our investment securities and other assets, which could result in a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.
Liquidity Implications of Selective Payments by the U.S. Government on its Debt
In the event that the U.S. Government has to prioritize which debt payments it is able to pay and not pay (selective defaults), the possibility of a short-term liquidity crisis may arise. We believe we have access to sufficient amounts and a variety of types of liquidity sources to withstand interruption in normal liquidity patterns, however, in the event of a catastrophic liquidity crisis, we may not be able to immediately access sufficient liquidity to satisfy our obligations.

ITEM 6.	Exhibits
(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit
Number	Description	Location

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 2 of the Registrant’s unaudited consolidated financial statements under Item 1 filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	, August 2, 2011
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs	, August 2, 2011
Karl F. Krebs
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)