Form 10-Q
period 2011-09-30
FINANCIAL INSTITUTIONS INC
filed 2011-11-09
CIK 862831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑
The registrant had 13,805,116 shares of Common Stock, $0.01 par value, outstanding as of November 1, 2011.

FINANCIAL INSTITUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$67,507	$38,964
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	67,601	39,058
Securities available for sale, at fair value	679,487	666,368
Securities held to maturity, at amortized cost (fair value of $23,821 and $28,849, respectively)	23,127	28,162
Loans held for sale	2,403	3,138
Loans (net of allowance for loan losses of $22,977 and $20,466, respectively)	1,412,150	1,325,524
Company owned life insurance	45,054	26,053
Premises and equipment, net	33,397	33,263
Goodwill	37,369	37,369
Other assets	58,223	55,372

Total assets	$2,358,811	$2,214,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$395,267	$350,877
Interest-bearing demand	404,925	374,900
Savings and money market	476,122	417,359
Certificates of deposit	707,357	739,754

Total deposits	1,983,671	1,882,890
Short-term borrowings	103,075	77,110
Long-term borrowings	—	26,767
Other liabilities	31,210	15,396

Total liabilities	2,117,956	2,002,163

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and issued	153	153
Series A preferred stock, $5,000 liquidation preference per share, 7,503 shares authorized; 7,503 shares issued at December 31, 2010	—	36,210
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 173,253 and 174,223 shares issued, respectively	17,326	17,422

Total preferred equity	17,479	53,785
Common stock, $0.01 par value, 50,000,000 shares authorized; 14,161,597 and 11,348,122 shares issued, respectively	142	113
Additional paid-in capital	67,011	26,029
Retained earnings	154,461	144,599
Accumulated other comprehensive income (loss)	8,407	(4,722)
Treasury stock, at cost — 355,767 and 410,616 shares, respectively	(6,645)	(7,660)

Total shareholders’ equity	240,855	212,144

Total liabilities and shareholders’ equity	$2,358,811	$2,214,307

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$19,180	$19,069	$57,286	$56,401
Interest and dividends on investment securities	4,594	5,117	13,957	15,801
Other interest income	—	—	—	10

Total interest income	23,774	24,186	71,243	72,212

Interest expense:
Deposits	2,728	3,739	8,859	11,253
Short-term borrowings	172	107	354	270
Long-term borrowings	256	547	1,321	1,968

Total interest expense	3,156	4,393	10,534	13,491

Net interest income	20,618	19,793	60,709	58,721
Provision for loan losses	3,480	2,184	5,618	4,707

Net interest income after provision for loan losses	17,138	17,609	55,091	54,014

Noninterest income:
Service charges on deposits	2,257	2,528	6,605	7,260
ATM and debit card	1,117	1,046	3,256	3,034
Broker-dealer fees and commissions	541	263	1,329	1,002
Company owned life insurance	422	271	967	822
Loan servicing	64	267	662	687
Net gain on sale of loans held for sale	318	197	659	374
Net gain on disposal of investment securities	2,340	70	2,347	139
Impairment charges on investment securities	—	—	—	(526)
Net gain (loss) on disposal of other assets	7	(188)	44	(186)
Other	970	677	2,289	1,574

Total noninterest income	8,036	5,131	18,158	14,180

Noninterest expense:
Salaries and employee benefits	9,104	8,131	26,359	24,422
Occupancy and equipment	2,722	2,736	8,209	8,177
Computer and data processing	603	552	1,854	1,738
Professional services	570	534	1,823	1,618
Supplies and postage	461	442	1,337	1,318
FDIC assessments	437	629	1,212	1,865
Advertising and promotions	477	338	895	877
Loss on extinguishment of debt	1,083	—	1,083	—
Other	1,555	1,574	4,743	4,529

Total noninterest expense	17,012	14,936	47,515	44,544

Income before income taxes	8,162	7,804	25,734	23,650
Income tax expense	2,664	2,141	8,697	7,461

Net income	$5,498	$5,663	$17,037	$16,189

Preferred stock dividends	368	839	1,508	2,518
Accretion of discount on Series A preferred stock	—	93	1,305	274

Net income available to common shareholders	$5,130	$4,731	$14,224	$13,397

Earnings per common share (Note 2):
Basic	$0.38	$0.44	$1.10	$1.24
Diluted	$0.37	$0.43	$1.09	$1.23

Cash dividends declared per common share	$0.12	$0.10	$0.34	$0.30

Weighted average common shares outstanding:
Basic	13,635	10,778	12,876	10,762
Diluted	13,704	10,870	12,968	10,824
See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2011 and 2010

					Accumulated
			Additional		Other		Total
(Dollars in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Equity	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Comprehensive income:
Net income	—	—	—	16,189	—	—	16,189
Other comprehensive income, net of tax	—	—	—	—	6,504	—	6,504

Total comprehensive income							22,693
Purchases of treasury stock	—	—	—	—	—	(69)	(69)
Share-based compensation plans:
Share-based compensation	—	—	807	—	—	—	807
Stock options exercised	—	—	(52)	—	—	187	135
Restricted stock awards issued, net	—	—	(1,843)	—	—	1,843	—
Directors’ retainer	—	—	(15)	—	—	112	97
Accretion of discount on Series A preferred stock	274	—	—	(274)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series A Preferred-$187.50 per share	—	—	—	(1,407)	—	—	(1,407)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,108)	—	—	(1,108)
Common-$0.30 per share	—	—	—	(3,250)	—	—	(3,250)

Balance at September 30, 2010	$53,692	$113	$25,837	$141,518	$2,802	$(7,773)	$216,189

Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	17,037	—	—	17,037
Other comprehensive income, net of tax	—	—	—	—	13,129	—	13,129

Total comprehensive income							30,166
Issuance of common stock	—	29	43,098	—	—	—	43,127
Purchases of treasury stock	—	—	—	—	—	(205)	(205)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(96)	—	—	—	—	—	(96)
Share-based compensation plans:
Share-based compensation	—	—	863	—	—	—	863
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(991)	—	—	991	—
Excess tax benefit on share-based compensation	—	—	64	—	—	—	64
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% preferred-$2.25 per share	—	—	—	(4)	—	—	(4)
Series A preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% preferred-$6.36 per share	—	—	—	(1,105)	—	—	(1,105)
Common-$0.34 per share	—	—	—	(4,362)	—	—	(4,362)

Balance at September 30, 2011	$17,479	$142	$67,011	$154,461	$8,407	$(6,645)	$240,855

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$17,037	$16,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,580	2,672
Net amortization of premiums on securities	4,227	1,671
Provision for loan losses	5,618	4,707
Share-based compensation	863	807
Deferred income tax expense	2,122	1,179
Proceeds from sale of loans held for sale	20,464	26,245
Originations of loans held for sale	(19,070)	(28,994)
Net gain on sale of loans held for sale	(659)	(374)
Increase in company owned life insurance	(967)	(822)
Net gain on disposal of investment securities	(2,347)	(139)
Impairment charges on investment securities	—	526
Net (gain) loss on sale and disposal of other assets	(44)	186
Loss on extinguishment of debt	1,083	—
Decrease in other assets	353	389
(Decrease) increase in other liabilities	(216)	1,398

Net cash provided by operating activities	31,044	25,640

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(130,587)	(346,773)
Held to maturity	(12,018)	(16,747)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	126,908	163,962
Held to maturity	18,304	24,210
Proceeds from sales and calls of securities available for sale	10,077	88,090
Net increase in loans, excluding sales	(105,514)	(64,683)
Loans sold or participated to others	13,033	—
Purchases of company owned life insurance	(18,034)	(33)
Proceeds from sales of other assets	509	509
Purchases of premises and equipment	(3,056)	(1,774)

Net cash used in investing activities	(100,378)	(153,239)

Cash flows from financing activities:
Net increase in deposits	100,781	203,442
Net increase (decrease) in short-term borrowings	25,965	(19,575)
Repayments of long-term borrowings	(26,767)	(20,079)
Proceeds from issuance of common stock, net of issuance costs	43,127	—
Purchases of common stock for treasury	(205)	(69)
Repurchase of warrant issued to U.S. Treasury	(2,080)	—
Redemption of Series A preferred stock	(37,447)	—
Repurchase of Series B-1 8.48% preferred stock	(96)	—
Proceeds from stock options exercised	91	135
Excess tax benefit on share-based compensation	64	—
Cash dividends paid to preferred shareholders	(1,750)	(2,518)
Cash dividends paid to common shareholders	(3,806)	(3,248)

Net cash provided by financing activities	97,877	158,088

Net increase in cash and cash equivalents	28,543	30,489
Cash and cash equivalents, beginning of period	39,058	42,959

Cash and cash equivalents, end of period	$67,601	73,448

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Financial Institutions, Inc., a financial holding company organized under the laws of New York State (“New York” or “NYS”), and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. The Company owns all of the capital stock of Five Star Bank, a New York State chartered bank, and Five Star Investment Services, Inc., a broker-dealer subsidiary offering noninsured investment products. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results which may be expected for the entire year.
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
Cash Flow Information
Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Nine months ended
	September 30,
	2011	2010
Cash payments:
Interest	$12,425	$13,826
Income taxes	5,191	7,020
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$237	$136
Accrued and declared unpaid dividends	2,008	1,694
Increase in net unsettled security transactions	1,341	4,059
Net transfer of loans to held for sale	13,576	—
Accretion of preferred stock discount	1,305	274
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 permit an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill as of September 30 of each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of ASU 2011-05 on our comprehensive income presentation.
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
In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011. See Note 4 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-20.
In January 2011, the FASB issued ASU No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses effective for the Company’s reporting period ended March 31, 2011. However, the amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2.) EARNINGS PER COMMON SHARE (“EPS”)
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$5,130	$4,731	$14,224	$13,397
Less: Earnings allocated to participating securities	9	27	29	86

Net income available to common shareholders for EPS	$5,121	$4,704	$14,195	$13,311

Weighted average common shares outstanding:
Total shares issued	14,162	11,348	13,409	11,348
Unvested restricted stock awards	(171)	(161)	(164)	(156)
Treasury shares	(356)	(409)	(369)	(430)

Total basic weighted average common shares outstanding	13,635	10,778	12,876	10,762

Incremental shares from assumed:
Exercise of stock options	—	6	3	5
Vesting of restricted stock awards	69	33	59	22
Exercise of warrant	—	53	30	35

Total diluted weighted average common shares outstanding	13,704	10,870	12,968	10,824

Basic earnings per common share	$0.38	$0.44	$1.10	$1.24

Diluted earnings per common share	$0.37	$0.43	$1.09	$1.23

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	394	390	372	412
Restricted stock awards	—	—	5	1
Warrant	—	—	—	124

	394	390	377	537

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are summarized below (in thousands):

	September 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$108,944	$2,435	$20	$111,359
State and political subdivisions	118,377	3,958	11	122,324
Mortgage-backed securities:
Federal National Mortgage Association	109,971	3,203	—	113,174
Federal Home Loan Mortgage Corporation	81,882	1,449	—	83,331
Government National Mortgage Association	77,708	3,507	—	81,215
Collateralized mortgage obligations:
Federal National Mortgage Association	29,968	468	46	30,390
Federal Home Loan Mortgage Corporation	25,615	681	1	26,295
Government National Mortgage Association	101,688	2,189	89	103,788
Privately issued	467	1,741	—	2,208

Total collateralized mortgage obligations	157,738	5,079	136	162,681

Total mortgage-backed securities	427,299	13,238	136	440,401
Asset-backed securities	451	4,952	—	5,403

Total available for sale securities	$655,071	$24,583	$167	$679,487

Securities held to maturity:
State and political subdivisions	$23,127	$694	$—	$23,821

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$141,591	$1,158	$1,965	$140,784
State and political subdivisions	105,622	1,516	1,472	105,666
Mortgage-backed securities:
Federal National Mortgage Association	96,300	798	1,030	96,068
Federal Home Loan Mortgage Corporation	83,745	321	1,317	82,749
Government National Mortgage Association	102,633	2,422	7	105,048
Collateralized mortgage obligations:
Federal National Mortgage Association	8,938	231	11	9,158
Federal Home Loan Mortgage Corporation	15,917	329	1	16,245
Government National Mortgage Association	106,969	1,761	289	108,441
Privately issued	981	591	—	1,572

Total collateralized mortgage obligations	132,805	2,912	301	135,416

Total mortgage-backed securities	415,483	6,453	2,655	419,281
Asset-backed securities	564	204	131	637

Total available for sale securities	$663,260	$9,331	$6,223	$666,368

Securities held to maturity:
State and political subdivisions	$28,162	$687	$—	$28,849

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3.) INVESTMENT SECURITIES (Continued)
Sales of securities available for sale were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds from sales	$15,552	$55,000	$24,452	$88,090
Gross realized gains	2,340	70	2,344	143
Gross realized losses	—	—	—	4
The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2011 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$25,054	$25,275
Due from one to five years	82,417	85,129
Due after five years through ten years	215,000	220,378
Due after ten years	332,600	348,705

	$655,071	$679,487

Debt securities held to maturity:
Due in one year or less	$16,628	$16,749
Due from one to five years	5,401	5,742
Due after five years through ten years	962	1,156
Due after ten years	136	174

	$23,127	$23,821

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$7,572	$20	$7,572	$20
State and political subdivisions	755	2	995	9	1,750	11

Mortgage-backed securities:
Federal National Mortgage Association	—	—	—	—	—	—
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—
Government National Mortgage Association	—	—	—	—	—	—
Collateralized mortgage obligations:
Federal National Mortgage Association	4,877	35	1,919	11	6,796	46
Federal Home Loan Mortgage Corporation	419	1	—	—	419	1
Government National Mortgage Association	12,732	89	—	—	12,732	89

Total collateralized mortgage obligations	18,028	125	1,919	11	19,947	136

Total mortgage-backed securities	18,028	125	1,919	11	19,947	136

Total temporarily impaired securities	$18,783	$127	$10,486	$40	$29,269	$167

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
At September 30, 2011, the Company had positions in 11 investment securities with an amortized cost of $10.5 million and an unrealized loss of $40 thousand that have been in a continuous unrealized loss position for more than 12 months.
There were a total of 11 securities positions in the Company’s investment portfolio, with an amortized cost of $18.9 million and a total unrealized loss of $127 thousand at September 30, 2011, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.
Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2011, the debt securities with unrealized losses were not considered to be OTTI. As of September 30, 2011, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS
The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

		Net Deferred
		Loan (Fees)
	Loans, Gross	Costs	Loans, Net
September 30, 2011
Commercial business	$223,708	$88	$223,796
Commercial mortgage	382,267	(726)	381,541
Residential mortgage	116,399	33	116,432
Home equity	218,936	3,704	222,640
Consumer indirect	445,296	20,614	465,910
Other consumer	24,639	169	24,808

Total	$1,411,245	$23,882	1,435,127

Allowance for loan losses			(22,977)

Total loans, net			$1,412,150

December 31, 2010
Commercial business	$210,948	$83	$211,031
Commercial mortgage	353,537	(607)	352,930
Residential mortgage	129,553	27	129,580
Home equity	205,070	3,257	208,327
Consumer indirect	400,221	17,795	418,016
Other consumer	25,937	169	26,106

Total	$1,325,266	$20,724	1,345,990

Allowance for loan losses			(20,466)

Total loans, net			$1,325,524

Loans held for sale (not included above), all of which were residential mortgage loans, totaled $2.4 million and $3.1 million as of September 30, 2011 and December 31, 2010, respectively.
During the third quarter of 2011, the Company sold $13.0 million of indirect auto loans under a 90%/10% participation agreement, recognizing a gain of $153 thousand. The Company will continue to service the loans for a fee in accordance with the participation agreement. The Company reclassified those indirect auto loans from portfolio to loans held for sale during the second quarter of 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Past Due Loans Aging
The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

			Greater
	30-59 Days	60-89 Days	Than 90	Total Past			Total
	Past Due	Past Due	Days	Due	Nonaccrual	Current	Loans
September 30, 2011
Commercial business	$56	$—	$—	$56	$2,380	$221,272	$223,708
Commercial mortgage	125	—	—	125	2,330	379,812	382,267
Residential mortgage	190	3	—	193	1,996	114,210	116,399
Home equity	368	169	—	537	501	217,898	218,936
Consumer indirect	512	136	—	648	586	444,062	445,296
Other consumer	77	6	4	87	—	24,552	24,639

Total loans, gross	$1,328	$314	$4	$1,646	$7,793	$1,401,806	$1,411,245

December 31, 2010
Commercial business	$172	$92	$—	$264	$947	$209,737	$210,948
Commercial mortgage	163	—	—	163	3,100	350,274	353,537
Residential mortgage	492	6	—	498	2,102	126,953	129,553
Home equity	428	47	—	475	875	203,720	205,070
Consumer indirect	656	107	—	763	514	398,944	400,221
Other consumer	82	1	3	86	41	25,810	25,937

Total loans, gross	$1,993	$253	$3	$2,249	$7,579	$1,315,438	$1,325,266

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2011 and December 31, 2010. There were $4 thousand and $3 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2011 and December 31, 2010, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Troubled Debt Restructurings
A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying loans, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, or substituting or adding a new borrower or guarantor. The following presents, by loan class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011 (in thousands).

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial business	4	$75	$75	6	$142	$142
Commercial mortgage	—	—	—	1	280	280

Total	4	$75	$75	7	$422	$422

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the nine months ended September 30, 2011 are on nonaccrual status as of September 30, 2011. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.
There were no loans modified as a TDR within the previous 12 months that defaulted during the three and nine months ended September 30, 2011. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
Impaired Loans
Management has determined that specific commercial loans on nonaccrual status and all TDRs are impaired loans. The following table presents data on impaired loans as of the dates indicated (in thousands):

				Quarter-to-Date		Year- to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
September 30, 2011
With no related allowance recorded:
Commercial business	$170	$280	$—	$642	$—	$404	$—
Commercial mortgage	590	608	—	596	—	550	—

	760	888	—	1,238	—	954	—
With an allowance recorded:
Commercial business	2,210	2,210	1,039	950	—	750	—
Commercial mortgage	1,740	1,740	393	2,024	—	2,272	—

	3,950	3,950	1,432	2,974	—	3,022	—

	$4,710	$4,838	$1,432	$4,212	$—	$3,976	$—

December 31, 2010
With no related allowance recorded:
Commercial business	$372	$524	$—			$275	$—
Commercial mortgage	187	187	—			481	—

	559	711	—			756	—
With an allowance recorded:
Commercial business	576	576	149			1,828	—
Commercial mortgage	2,913	2,921	883			1,897	—

	3,489	3,497	1,032			3,725	—

	$4,048	$4,208	$1,032			$4,481	$—

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial	Commercial
	Business	Mortgage
September 30, 2011
Uncriticized	$211,005	$369,865
Special mention	6,501	3,261
Substandard	6,202	9,141
Doubtful	—	—

Total	$223,708	$382,267

December 31, 2010
Uncriticized	$194,510	$338,061
Special mention	11,479	4,931
Substandard	4,959	10,545
Doubtful	—	—

Total	$210,948	$353,537

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential	Home	Consumer	Other
	Mortgage	Equity	Indirect	Consumer
September 30, 2011
Performing	$114,403	$218,435	$444,710	$24,639
Non-performing	1,996	501	586	—

Total	$116,399	$218,936	$445,296	$24,639

December 31, 2010
Performing	$127,451	$204,195	$399,707	$25,896
Non-performing	2,102	875	514	41

Total	$129,553	$205,070	$400,221	$25,937

Allowance for Loan Losses
Loans and the related allowance for loan losses at September 30, 2011, are presented below (in thousands):

	Commercial	Commercial	Residential	Home	Consumer	Other
	Business	Mortgage	Mortgage	Equity	Indirect	Consumer	Total
Loans:
Ending balance	$223,708	$382,267	$116,399	$218,936	$445,296	$24,639	$1,411,245

Evaluated for impairment:
Individually	$2,380	$2,330	$—	$—	$—	$—	$4,710

Collectively	$221,328	$379,937	$116,399	$218,936	$445,296	$24,639	$1,406,535

Allowance for loan losses:
Ending balance	$4,578	$6,263	$887	$1,150	$9,569	$530	$22,977

Evaluated for impairment:
Individually	$1,039	$393	$—	$—	$—	$—	$1,432

Collectively	$3,539	$5,870	$887	$1,150	$9,569	$530	$21,545

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4.) LOANS (Continued)
The changes in the allowance for loan losses for the three and nine months ended September 30, 2011 were as follows (in thousands):

	Commercial	Commercial	Residential	Home	Consumer	Other
	Business	Mortgage	Mortgage	Equity	Indirect	Consumer	Total
Three months ended September 30, 2011
Beginning balance	$4,011	$5,763	$957	$1,050	$8,319	$532	$20,632
Charge-offs	75	194	36	142	1,226	208	1,881
Recoveries	61	158	45	21	371	90	746
Provision (credit)	581	536	(79)	221	2,105	116	3,480

Ending balance	$4,578	$6,263	$887	$1,150	$9,569	$530	$22,977

Nine months ended September 30, 2011
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	390	572	48	404	3,571	687	5,672
Recoveries	325	197	75	38	1,576	354	2,565
Provision (credit)	931	207	(153)	544	3,810	279	5,618

Ending balance	$4,578	$6,263	$887	$1,150	$9,569	$530	$22,977

Activity in the allowance for loan losses during the three and nine months ended September 30, 2010 was as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2010
Beginning balance	$21,825	$20,741
Charge-offs	4,872	7,961
Recoveries	595	2,245
Provision	2,184	4,707

Ending balance	$19,732	$19,732

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5.) BORROWINGS
Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Short-term borrowings:
Federal funds purchased	$19,519	$38,200
Customer repurchase agreements	43,556	38,910
Federal Home Loan Bank borrowings	40,000	—

Total short-term borrowings	103,075	77,110

Long-term borrowings:
Federal Home Loan Bank borrowings	—	10,065
Junior subordinated debentures	—	16,702

Total long-term borrowings	—	26,767

Total borrowings	$103,075	$103,877

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. At September 30, 2011, the Company’s short-term borrowings had a weighted average rate of 0.49%. At December 31, 2010, the Company’s short-term and long-term borrowings had weighted average rates of 0.21% and 7.87%, respectively.
Junior Subordinated Debentures
In February 2001, the Company formed Financial Institutions Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. The Company’s $502 thousand investment in the common equity of the Trust was classified in the consolidated statements of financial condition as other assets and $16.7 million of related 10.2% junior subordinated debentures were classified as long-term borrowings. In 2001, the Company incurred costs relating to the issuance of the debentures totaling $487 thousand. These costs, which were included in other assets on the consolidated statements of financial condition, were deferred and were being amortized to interest expense using the straight-line method over a twenty year period.
On August 22, 2011, the Company redeemed all of the 10.20% junior subordinated debentures at a redemption price equaling 105.1% of the principal amount redeemed, plus all accrued and unpaid interest. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $1.1 million, consisting of the redemption premium of $852 thousand and the write-off of the remaining unamortized issuance costs of $231 thousand.
(6.) SHAREHOLDERS’ EQUITY
Common Stock
The changes in shares of common stock were as follows for nine months ended September 30, 2011:

	Outstanding	Treasury	Issued
Shares outstanding at December 31, 2010	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued	53,070	(53,070)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(10,467)	10,467	—
Directors’ retainer	5,889	(5,889)	—

Shares outstanding at September 30, 2011	13,805,830	355,767	14,161,597

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6.) SHAREHOLDERS’ EQUITY (Continued)
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
Comprehensive Income (Loss)
Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated (in thousands):

	Nine months ended September 30,
	2011			2010
		Tax			Tax
	Pre-tax	Expense	Net-of-tax	Pre-tax	Expense	Net-of-tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Securities available for sale:
Net unrealized gains arising during the period	$23,654	$9,371	$14,283	$9,904	$3,831	$6,073
Reclassification adjustments:
Realized net gains included in income	(2,347)	(930)	(1,417)	(139)	(54)	(85)
Impairment charges included in income	—	—	—	526	204	322

	21,307	8,441	12,866	10,291	3,981	6,310
Pension and post-retirement benefit liabilities	436	173	263	316	122	194

Other comprehensive income	$21,743	$8,614	13,129	$10,607	$4,103	6,504

Net income			17,037			16,189

Comprehensive income			$30,166			$22,693

The components of accumulated other comprehensive income (loss), net of tax, for the periods indicated were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(6,336)	$(6,599)
Net unrealized gain on securities available for sale	14,743	1,877

Accumulated other comprehensive income (loss)	$8,407	$(4,722)

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
The Company awarded 45,870 restricted shares of common stock to certain members of management during the nine months ended September 30, 2011. The weighted average market price of the restricted stock on the date of grant was $19.25. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares of common stock. Where applicable, the performance period for the awards is the Company’s fiscal year ending on December 31, 2011. The restricted stock awards granted to management in 2011 do not have rights to dividends or dividend equivalents.
During the nine months ended September 30, 2011, the Company granted 7,200 restricted shares of common stock to directors, of which 3,600 shares vested immediately and 3,600 shares vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $16.55. The director awards were granted with nonforfeitable rights to dividends.
The following is a summary of restricted stock award activity for the nine months ended September 30, 2011:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	150,796	$12.76
Granted	53,070	18.88
Vested	(33,240)	14.63

Outstanding at end of period	170,626	$14.30

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options:
Management Stock Incentive Plan	$23	$46	$51	$96
Director Stock Incentive Plan	—	10	14	32

Total stock options	23	56	65	128
Restricted stock awards:
Management Stock Incentive Plan	249	194	694	576
Director Stock Incentive Plan	15	15	104	103

Total restricted stock awards	264	209	798	679

Total share-based compensation	$287	$265	$863	$807

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
The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$439	$408	$1,317	$1,224
Interest cost on projected benefit obligation	507	483	1,520	1,450
Expected return on plan assets	(664)	(611)	(1,990)	(1,833)
Amortization of unrecognized prior service cost	5	3	14	9
Amortization of unrecognized loss	152	115	456	344

Net periodic pension cost	$439	$398	$1,317	$1,194

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. In December 2010, the Company contributed $4.3 million to the pension plan for fiscal year 2011, which exceeded the minimum required contribution of $1.5 million.
(9.) COMMITMENTS AND CONTINGENCIES
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
Off-balance sheet commitments consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Commitments to extend credit	$375,562	$357,240
Standby letters of credit	17,817	6,524
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
The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.3 million and $8.0 million at September 30, 2011 and December 31, 2010, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10.) FAIR VALUE MEASUREMENTS
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
(10.) FAIR VALUE MEASUREMENTS (Continued)
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
Assets Measured at Fair Value
The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of September 30, 2011 (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$111,359	$—	$111,359
State and political subdivisions	—	122,324	—	122,324
Mortgage-backed securities	—	440,401	—	440,401
Asset-backed securities:
Trust preferred securities	—	—	5,341	5,341
Other	—	61	—	61

	$—	$674,145	$5,341	$679,486

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,403	$—	$2,403
Collateral dependent impaired loans	—	—	2,518	2,518
Other assets:
Mortgage servicing rights	—	—	2,084	2,084
Other real estate owned	—	—	582	582

	$—	$2,403	$5,184	$7,587

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month periods ended September 30, 2011 and 2010.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10.) FAIR VALUE MEASUREMENTS (Continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Securities available for sale (Level 3), beginning of period	$6,963	$646	$572	$1,015
Transfers into Level 3	—	—	—	—
Sales	(1,674)	—	(1,674)	—
Principal paydowns and other	(250)	37	(54)	176
Total gains/losses (realized/unrealized):
Included in earnings	1,613	—	1,613	(526)
Included in other comprehensive income	(1,311)	(35)	4,884	(17)

Securities available for sale (Level 3), end of period	$5,341	$648	$5,341	$648

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10.) FAIR VALUE MEASUREMENTS (Continued)
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at September 30, 2011 and December 31, 2010 may not necessarily represent the underlying fair value of the Company.
The estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$67,601	$67,601	$39,058	$39,058
Securities available for sale	679,487	679,487	666,368	666,368
Securities held to maturity	23,127	23,821	28,162	28,849
Loans held for sale	2,403	2,493	3,138	3,138
Loans	1,412,150	1,472,929	1,325,524	1,388,787
Accrued interest receivable	7,869	7,869	7,613	7,613
FHLB and FRB stock	7,848	7,848	6,353	6,353

Financial liabilities:
Demand, savings and money market deposits	1,276,314	1,276,314	1,143,136	1,143,136
Certificate of deposit	707,357	709,390	739,754	740,440
Short-term borrowings	103,075	103,075	77,110	77,110
Long-term borrowings (excluding junior subordinated debentures)	—	—	10,065	10,244
Junior subordinated debentures	—	—	16,702	10,564
Accrued interest payable	5,729	5,729	7,620	7,620

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING INFORMATION
This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.
Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “plan,” “projects,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those identified by the Company under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and our quarterly report on Form 10-Q for the quarter ended June 30, 2011, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.
Except as required by law, the Company does not undertake, and specifically disclaims any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
SIGNIFICANT EVENTS
Common Stock Offering
On March 15, 2011, we completed the sale of 2,813,475 shares of our common stock through an underwritten public offering at a price of $16.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, amounted to $43.1 million. A portion of the proceeds from this offering was used to redeem the Company’s Series A preferred stock and the junior subordinated debentures.
Redemption of Series A Preferred Stock
In the first quarter of 2011, we fully redeemed $37.5 million of its fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) issued in connection with the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program. The redemption was funded, in part, by the proceeds of the common stock offering discussed above and from cash on hand at the parent company. The redemption resulted in a one-time, non-cash redemption charge of $1.2 million, reflecting the accelerated accretion of the remaining discount on the preferred stock, which reduced 2011 year-to-date diluted earnings per common share by $0.09.
The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to our ability to declare and pay dividends and repurchase its common stock, as well as certain restrictions associated with executive compensation.
During the second quarter of 2011, we repurchased the warrant to purchase up to 378,175 shares of the Company’s common stock at an exercise price of $14.88 per share issued to the Treasury. The repurchase price of $2.1 million was recorded as a reduction of additional paid-in capital.
Redemption of Junior Subordinated Debentures
On August 22, 2011, we redeemed all of the 10.20% junior subordinated debentures at a redemption price equaling 105.1% of the principal amount redeemed, plus all accrued and unpaid interest. As a result of the redemption, we recognized a loss on extinguishment of debt of $1.1 million, consisting of the redemption premium of $852 thousand and a write-off of the remaining unamortized issuance costs of $231 thousand. A portion of the proceeds from the common stock offering earlier this year were utilized to effectuate the redemption.
See the section titled “Liquidity and Capital Resources” included herein for additional information regarding the impact of this transaction on regulatory capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
Summary of Performance
Net income decreased $165 thousand or 3% to $5.5 million for the third quarter of 2011 compared to $5.7 million for the third quarter of 2010. The decrease during the third quarter of 2011 was primarily the result of a $1.3 million increase in the provision for loan losses, an increase of $2.1 million in noninterest expense and an increase of $523 thousand in income tax expense, offset by a $825 thousand increase in net interest income and $2.9 million increase in noninterest income.
Net income available to common shareholders for the third quarter of 2011 was $5.1 million, or $0.37 per diluted share, compared with $4.7 million, or $0.43 per diluted share, for the third quarter of last year. Return on average equity was 9.07% and return on average assets was 0.95% for the third quarter of 2011 compared to 10.40% and 1.04%, respectively, for the third quarter of 2010.
Net income for the nine months ended September 30, 2011 totaled $17.0 million, an increase of $848 thousand or 5% from $16.2 million for the same period in 2010. The increase in year-to-date net income for 2011 was driven by a $2.0 million increase in net interest income and a $4.0 million increase in noninterest income, partly offset by increases of $911 thousand in the provision for loan losses, $3.0 million in noninterest expense and $1.2 million in income tax expense. For the first nine months of 2011, net income available to common shareholders was $14.2 million, or $1.09 per diluted share, compared with $13.4 million, or $1.23 per diluted share, for the first nine months of 2010. Return on average equity was 9.95% and return on average assets was 1.01% for the nine months ended September 30, 2011 compared to 10.37% and 1.01%, respectively, for the same period in 2010.
The 2011 third quarter and year-to-date earnings per share amounts were impacted by the 2,813,475 additional shares of common stock issued in conjunction with our public stock offering that occurred late in the first quarter of 2011. In addition, year-to-date earnings for 2011 were reduced by $1.2 million, or $0.09 per common share, for the accelerated discount accretion related to the redemption of the Series A preferred stock issued pursuant to the TARP Capital Purchase Program.
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
The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income per consolidated statements of income	$23,774	$24,186	$71,243	$72,212
Adjustment to fully taxable equivalent basis	511	395	1,559	1,367

Interest income adjusted to a fully taxable equivalent basis	24,285	24,581	72,802	73,579
Interest expense per consolidated statements of income	3,156	4,393	10,534	13,491

Net interest income on a taxable equivalent basis	$21,129	$20,188	$62,268	$60,088

Analysis of Net Interest Income for the Three Months ended September 30, 2011 and September 30, 2010
Net interest income on a taxable equivalent basis for the three months ended September 30, 2011, was $21.1 million, an increase of $941 thousand or 5% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $2.0 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS
The net interest margin for the third quarter of 2011 was 4.02%, 4 basis points lower than 4.06% for the same period in 2010. This comparable period decrease was a function of a 1 basis point increase in interest rate spread, offset by a 5 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The higher interest rate spread was a net result of a 33 basis point decrease in the yield on earning assets and a 34 basis point decrease in the cost of interest-bearing liabilities.
The yield on earning assets was 4.62% for the third quarter of 2011, 33 basis points lower than the third quarter of 2010. Loan yields decreased 34 basis points to 5.45%, also impacted by the lower interest rate environment. Commercial mortgage and consumer indirect loans in particular, down 29 and 71 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 35 basis points to 2.95%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $1.9 million.
The cost of average interest-bearing liabilities of 0.75% in the third quarter of 2011 was 34 basis points lower than the third quarter of 2010. The average cost of interest-bearing deposits was 0.72% in 2011, 26 basis points lower than 2010, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of short-term funding decreased 30 basis points to 0.47%, while the cost of long-term borrowings increased by 197 basis points to 9.74%. The cost of long-term borrowings increased as the Company repaid lower priced debt, leaving the higher fixed rate 10.20% junior subordinated debentures as a larger percentage of total outstanding long-term debt. As previously discussed, we repaid the junior subordinated debentures (included in long-term borrowings) in full during the third quarter of 2011. The interest-bearing liability rate changes resulted in $799 thousand of lower interest expense.
Average interest-earning assets were $2.090 billion for the third quarter of 2011, an increase of $113.5 million or 6% from the comparable quarter last year, with average loans up $89.4 million and average securities up $24.8 million. The growth in average loans was comprised of increases in consumer loans (up $66.9 million, primarily indirect loans) and commercial loans (up $41.0 million), while residential mortgages declined (down $18.5 million).
Average interest-bearing liabilities of $1.665 billion in the third quarter of 2011 were $68.7 million or 4% higher than the third quarter of 2010. On average, interest-bearing deposits decreased $3.2 million (primarily attributable to decreased retail time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $38.9 million. Average borrowings increased $71.9 million between the third quarter periods, with short-term borrowings higher by $89.4 million and long-term funding lower by $17.5 million.
Analysis of Net Interest Income for the Nine Months ended September 30, 2011 and September 30, 2010
Net interest income on a taxable equivalent basis for the first nine months of 2011 was $62.3 million, an increase of $2.2 million or 4% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $5.6 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $3.5 million).
The net interest margin for the first nine months of 2011 was 4.02%, 7 basis points lower than 4.09% for the same period last year. This comparable period decrease was a function of a 3 basis point decrease in interest rate spread, combined with a 4 basis point lower contribution from net free funds. The decline in the interest rate spread was a net result of a 31 basis point decrease in the yield on earning assets, largely offset by a 28 basis point reduction in the cost of interest-bearing liabilities.
The yield on earning assets was 4.70% for the first nine months of 2011, 31 basis points lower than the same period last year, attributable to decreases in the yields on the investment security portfolio (down 43 basis points, to 2.97%) and loan portfolio (down 29 basis points to 5.59%).
The rate on interest-bearing liabilities of 0.85% for the first nine months of 2011 was 28 basis points lower than the same period in 2010. Rates on interest-bearing deposits were down 23 basis points to 0.77%. The cost of short-term borrowings decreased 21 basis points to 0.53%, while the cost of long-term funding increased by 181 basis points. As previously discussed, the cost of long-term borrowings has increased due to a change in the mix of outstanding long-term debt.
Average interest-earning assets were $2.067 billion for the first nine months of 2011, an increase of $105.8 million or 5% from the comparable period last year, with average loans up $88.7 million and average securities up $23.5 million. The growth in average loans was comprised of increases in consumer loans (up $71.6 million, primarily indirect loans) and commercial loans (up $34.2 million), while residential mortgages declined (down $17.1 million).
Average interest-bearing liabilities of $1.657 billion in the first nine months of 2011 were $61.4 million or 4% higher than the first nine months of 2010. On average, interest-bearing deposits grew $40.1 million (attributable to increases of $21.4 million in retail deposits and $18.7 million in public deposits), while noninterest-bearing demand deposits were up $36.4 million. Average borrowings increased $21.3 million between the first nine months of 2011 and the same period in 2010 due to increased short-term borrowings, offset by repayment of long-term borrowings upon maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$93	$—	0.18%	$842	$—	0.23%
Investment securities (1):
Taxable	552,129	3,647	2.64	576,031	4,349	3.02
Tax-exempt (2)	140,815	1,458	4.14	92,144	1,163	5.05

Total investment securities	692,944	5,105	2.95	668,175	5,512	3.30
Loans:
Commercial business	216,980	2,591	4.74	206,071	2,474	4.76
Commercial mortgage	368,071	5,254	5.66	337,992	5,069	5.95
Residential mortgage	118,952	1,678	5.64	137,451	1,992	5.80
Home equity	217,808	2,399	4.37	202,621	2,307	4.52
Consumer indirect	450,813	6,608	5.82	397,161	6,535	6.53
Other consumer	24,644	650	10.47	26,541	692	10.34

Total loans	1,397,268	19,180	5.45	1,307,837	19,069	5.79

Total interest-earning assets	2,090,305	24,285	4.62	1,976,854	24,581	4.95

Allowance for loan losses	(21,118)			(21,317)
Other noninterest-earning assets	225,669			208,096

Total assets	$2,294,856			$2,163,633

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$366,567	$144	0.16%	$360,947	$164	0.18%
Savings and money market	436,336	248	0.23	402,601	274	0.27
Certificates of deposit	706,435	2,336	1.31	749,021	3,301	1.75

Total interest-bearing deposits	1,509,338	2,728	0.72	1,512,569	3,739	0.98
Short-term borrowings	145,007	172	0.47	55,562	107	0.77
Long-term borrowings	10,527	256	9.74	28,072	547	7.77

Total borrowings	155,534	428	1.10	83,634	654	3.12

Total interest-bearing liabilities	1,664,872	3,156	0.75	1,596,203	4,393	1.09

Noninterest-bearing demand deposits	375,518			336,591
Other noninterest-bearing liabilities	14,087			14,755
Shareholders’ equity	240,379			216,084

Total liabilities and shareholders’ equity	$2,294,856			$2,163,633

Net interest income (tax-equivalent)		$21,129			$20,188

Interest rate spread			3.87%			3.86%

Net earning assets	$425,433			$380,651

Net interest margin (tax-equivalent)			4.02%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.55%			123.85%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35% and 34% for the three months ended September 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$155	$—	0.21%	$6,513	$10	0.21%
Investment securities (1):
Taxable	556,077	11,063	2.65	567,871	13,146	3.09
Tax-exempt (2)	140,311	4,453	4.23	105,005	4,022	5.11

Total investment securities	696,388	15,516	2.97	672,876	17,168	3.40
Loans:
Commercial business	212,337	7,617	4.80	206,439	7,438	4.82
Commercial mortgage	363,547	15,701	5.77	335,291	15,182	6.05
Residential mortgage	123,569	5,250	5.67	140,702	6,246	5.92
Home equity	213,001	7,098	4.46	200,806	6,861	4.57
Consumer indirect	433,578	19,677	6.07	371,743	18,570	6.68
Other consumer	24,860	1,943	10.45	27,243	2,104	10.33

Total loans	1,370,892	57,286	5.59	1,282,224	56,401	5.88

Total interest-earning assets	2,067,435	72,802	4.70	1,961,613	73,579	5.01

Allowance for loan losses	(20,912)			(21,131)
Other noninterest-earning assets	215,409			204,619

Total assets	$2,261,932			$2,145,101

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$384,651	$467	0.16%	$380,065	$532	0.19%
Savings and money market	446,355	785	0.24	408,228	844	0.28
Certificates of deposit	715,390	7,607	1.42	718,043	9,877	1.84

Total interest-bearing deposits	1,546,396	8,859	0.77	1,506,336	11,253	1.00
Short-term borrowings	89,419	354	0.53	48,852	270	0.74
Long-term borrowings	21,265	1,321	8.29	40,506	1,968	6.48

Total borrowings	110,684	1,675	2.02	89,358	2,238	3.34

Total interest-bearing liabilities	1,657,080	10,534	0.85	1,595,694	13,491	1.13

Noninterest-bearing demand deposits	361,393			324,955
Other noninterest-bearing liabilities	14,537			15,641
Shareholders’ equity	228,922			208,811

Total liabilities and shareholders’ equity	$2,261,932			$2,145,101

Net interest income (tax-equivalent)		$62,268			$60,088

Interest rate spread			3.85%			3.88%

Net earning assets	$410,355			$365,919

Net interest margin (tax-equivalent)			4.02%			4.09%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.76%			122.93%

(1)	Investment securities are shown at amortized cost and include non-performing securities.

(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35% and 34% for the nine months ended September 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2011 vs. 2010			September 30, 2011 vs. 2010
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$(10)	$—	$(10)
Investment securities:
Taxable	(175)	(527)	(702)	(268)	(1,815)	(2,083)
Tax-exempt	532	(237)	295	1,198	(767)	431

Total investment securities	357	(764)	(407)	930	(2,582)	(1,652)
Loans:
Commercial business	130	(13)	117	212	(33)	179
Commercial mortgage	437	(252)	185	1,241	(722)	519
Residential mortgage	(262)	(52)	(314)	(737)	(259)	(996)
Home equity	169	(77)	92	409	(172)	237
Consumer indirect	829	(756)	73	2,906	(1,799)	1,107
Other consumer	(50)	8	(42)	(186)	25	(161)

Total loans	1,253	(1,142)	111	3,845	(2,960)	885

Total interest income	1,610	(1,906)	(296)	4,765	(5,542)	(777)

Interest expense:
Deposits:
Interest-bearing demand	3	(23)	(20)	6	(71)	(65)
Savings and money market	22	(48)	(26)	74	(133)	(59)
Certificates of deposit	(179)	(786)	(965)	(36)	(2,234)	(2,270)

Total interest-bearing deposits	(154)	(857)	(1,011)	44	(2,438)	(2,394)
Short-term borrowings	119	(54)	65	177	(93)	84
Long-term borrowings	(403)	112	(291)	(1,099)	452	(647)

Total borrowings	(284)	58	(226)	(922)	359	(563)

Total interest expense	(438)	(799)	(1,237)	(878)	(2,079)	(2,957)

Net interest income	$2,048	$(1,107)	$941	$5,643	$(3,463)	$2,180

Provision for Loan Losses
The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $3.5 million and $5.6 million for the three and nine month periods ended September 30, 2011, compared with provisions of $2.2 million and $4.7 million for the corresponding periods in 2010, respectively. See “Allowance for Loan Losses” under the section titled “Lending Activities” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income
The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Service charges on deposits	$2,257	$2,528	$6,605	$7,260
ATM and debit card	1,117	1,046	3,256	3,034
Broker-dealer fees and commissions	541	263	1,329	1,002
Company owned life insurance	422	271	967	822
Loan servicing	64	267	662	687
Net gain on sale of loans held for sale	318	197	659	374
Net gain on disposal of investment securities	2,340	70	2,347	139
Impairment charges on investment securities	—	—	—	(526)
Net gain (loss) on disposal of other assets	7	(188)	44	(186)
Other	970	677	2,289	1,574

Total noninterest income	$8,036	$5,131	$18,158	$14,180

The components of noninterest income fluctuated as discussed below.
Service charges on deposit accounts were down $271 thousand or 11% in the third quarter of 2011 and $655 thousand or 9% for the nine months ended September 30, 2011, compared to the same periods a year earlier due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage of certain types of electronic banking activities
ATM and debit card income was up $71 thousand and $222 thousand, respectively, or 7% in the three and nine months ended September 30, 2011, compared to the same periods of 2010. The increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.
Broker-dealer fees and commissions were up $278 thousand and $327 thousand, respectively, in the three and nine months ended September 30, 2011, compared to the same periods in 2010, mainly due to increased sales volume.
Company owned life insurance income was up $151 thousand or 56% in the third quarter of 2011 and $145 thousand or 18% for the nine months ended September 30, 2011, compared to the same periods in 2010. The increases were the result of an additional $18.0 million investment in company owned life insurance during the third quarter of 2011.
Loan servicing income was down $203 thousand or 76% in the third quarter of 2011 and $25 thousand or 4% for the nine months ended September 30, 2011, compared to the same periods a year ago. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and write-downs on capitalized mortgage servicing assets. A write-down of $162 thousand was recorded in the third quarter of 2011 due to the valuation of its mortgage servicing rights portfolio.
Net gain on loans held for sale increased $121 thousand and $285 thousand, respectively, in the three and nine months ended September 30, 2011, compared to the same periods of 2010, mainly due to the $153 thousand gain relating to the servicing retained sale of $13.0 million of indirect auto loans during July 2011.
Net gains from the sales of investment securities were $2.3 million for the three and nine month periods ended September 30, 2011, compared to $70 thousand and $139 thousand for the same periods in 2010, respectively. The current year includes net gains of $1.6 million from the third quarter sale of three pooled trust-preferred securities that had been written down in prior periods and included in non-performing assets. We continue to monitor the market for the trust-preferred securities and evaluate the potential for future dispositions. Net gains of $726 thousand from the sale of three mortgage-backed securities were also recognized during the third quarter of 2011. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.
Other noninterest income increased $293 thousand or 43% in the third quarter of 2011 and $715 thousand or 45% for the nine months ended September 30, 2011, compared to the same periods a year earlier. Other noninterest income for the third quarter of 2011 includes $152 thousand related to insurance proceeds received for losses relating to an irregular instance of fraudulent debit card activity during the fourth quarter of 2010. Merchant services fees paid by customers for account management and electronic processing of transactions and income from the Company’s capital investment in several limited partnerships also contributed to the 2011 increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Expense
The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$9,104	$8,131	$26,359	$24,422
Occupancy and equipment	2,722	2,736	8,209	8,177
Computer and data processing	603	552	1,854	1,738
Professional services	570	534	1,823	1,618
Supplies and postage	461	442	1,337	1,318
FDIC assessments	437	629	1,212	1,865
Advertising and promotions	477	338	895	877
Loss on extinguishment of debt	1,083	—	1,083	-
Other	1,555	1,574	4,743	4,529

Total noninterest expense	$17,012	$14,936	$47,515	$44,544

The components of noninterest expense fluctuated as discussed below.
The largest noninterest expense increase in the three and nine month periods ended September 30, 2011 was in salaries and employee benefits, which increased by $973 thousand or 12% and $1.9 million or 8%, respectively, over the same periods one year earlier. The increases reflect higher medical expenses as well as an increase in estimated incentive compensation, which was previously limited under the TARP Capital Purchase Program. The Company’s staffing levels were consistent between the three and nine month periods ended September 30, 2011 and the comparable periods in 2010.
Professional services expenses increased $36 thousand or 7% and $205 thousand or 13%, respectively, in the three and nine months ended September 30, 2011, compared to the same periods of 2010. Professional fees increased primarily due to legal and shareholder expenses related to the transactions identified earlier as significant events.
FDIC assessments for the third quarter and first nine months of 2011 are down considerably compared to the same periods of 2010, primarily a result of changes made by the FDIC in the method of calculating assessment rates.
Advertising and promotions costs were up $139 thousand or 41% in the third quarter of 2011 compared to the same quarter last year earlier due to increases in business development expenses and the opening of a new branch in suburban Rochester.
The Company redeemed all of the 10.20% junior subordinated debentures during the third quarter of 2011. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $1.1 million, consisting of a redemption premium of $852 thousand and a write-off of the remaining unamortized issuance costs of $231 thousand.
The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the third quarter of 2011 was 62.97% compared with 59.05% for the third quarter of 2010, and 60.58% for the nine months ended September 30, 2011, compared to 59.50% for the same period a year ago. Our increased efficiency ratio was primarily the result of the aforementioned $1.1 million loss on extinguishment of debt. The efficiency ratio equals noninterest expense less other real estate expense as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities.
Income Taxes
The Company recorded income tax expense of $2.7 million in the third quarter of 2011, compared to income tax expense of $2.1 million in the third quarter of 2010. For the nine month period ended September 30, 2011, income tax expense totaled $8.7 million compared to $7.5 million in the same period of 2010. These changes were due in part to increases of $358 thousand and $2.1 million in pre-tax income for the three and nine month periods of 2011, respectively, compared to the prior year. In addition, 2010 tax expense was reduced by a one-time tax benefit of $606 thousand recorded during the quarter ended September 30, 2010 relating to certain amendments to the New York State (“NYS”) tax law pertaining to banking corporations which were enacted during that quarter.
The Company’s effective tax rates were 32.6% and 33.8% for the three and nine months ended September 30, 2011, respectively, compared with 27.4% and 31.5% in the same periods last year, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
ANALYSIS OF FINANCIAL CONDITION
INVESTING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$108,944	$111,359	$141,591	$140,784
State and political subdivisions	118,377	122,324	105,622	105,666
Mortgage-backed securities:
Agency mortgage-backed securities	426,832	438,193	414,502	417,709
Non-Agency mortgage-backed securities	467	2,208	981	1,572
Asset-backed securities	451	5,403	564	637

Total available for sale securities	655,071	679,487	663,260	666,368

Securities held to maturity:
State and political subdivisions	23,127	23,821	28,162	28,849

Total investment securities	$678,198	$703,308	$691,422	$695,217

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
The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	Unrealized Losses on Investment Securities
	September 30, 2011		December 31, 2010
	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$20	12.0%	$1,965	31.6%
State and political subdivisions	11	6.6	1,472	23.6
Mortgage-backed securities:
Agency mortgage-backed securities	136	81.4	2,655	42.7
Non-Agency mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	131	2.1

Total available for sale securities	$167	100.0	$6,223	100.0
Securities held to maturity:
State and political subdivisions	—	—	—	—

Total investment securities	$167	100.0%	$6,223	100.0%

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of September 30, 2011, there were 5 securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Each of these was in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $7.6 million and unrealized losses of $20 thousand. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at September 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS
State and Political Subdivisions. As of September 30, 2011, the state and political subdivisions (“municipals”) portfolio totaled $145.4 million, of which $122.3 million was classified as available for sale. As of that date, $23.1 million was classified as held to maturity with a fair value of $23.8 million. As of September 30, 2011, there were 7 municipals in an unrealized loss position, all of which were available for sale. Of these, 3 were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $1.0 million and unrealized losses of $9 thousand.
Although there has been a considerable amount of negative information regarding municipal entities in certain states in the U.S., our portfolio is concentrated in municipalities within our geographic footprint and there is currently no indication that the underlying credit issuers (counties, towns, villages, cities, schools, etc.) are likely to default on their debt. Additionally, most of the available for sale bonds are General Obligation issues which require the taxing authority to increase taxes as needed to repay the bond holders.
Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at September 30, 2011.
Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of September 30, 2011, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily GNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
As of September 30, 2011, there were positions in 10 securities in the Agency MBS portfolio that were in an unrealized loss position. Of these, 3 securities with an aggregate amortized cost of $1.9 million and unrealized losses of $11 thousand were in an unrealized loss position for 12 months or longer. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses on such MBS to be credit related or other-than-temporary as of September 30, 2011. Furthermore, as of September 30, 2011, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.
Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $2.2 million and net unrealized gains of $1.7 million as of September 30, 2011. As of that date, each of the three non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. To date, we have recognized aggregate OTTI charges of $6.0 million due to reasons of credit quality against these securities, all of which was recorded prior to 2010.
Asset-backed Securities (“ABS”). As of September 30, 2011, the fair value of the ABS portfolio totaled $5.4 million and consisted of positions in 12 securities, the majority of which are pooled trust preferred securities (“TPS”) issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments, we considered all but one of the ABS securities to be non-performing and stopped accruing interest on the investments during 2009.
Since the second quarter of 2008, we have written down each of the securities in the ABS portfolio, resulting in aggregate OTTI charges of $27.3 million through December 31, 2010. We expect to recover the remaining amortized cost of $451 thousand on the securities. As of September 30, 2011, each of the securities in the ABS portfolio was rated below investment grade. None of these securities were in an unrealized loss position.
The market for these securities began to improve during the second quarter of 2011, resulting in substantial increases to their fair value since the beginning of the year. During that time, there were no additions to the portfolio as the increase relates solely to an increase in the fair value of each of the 12 securities in the portfolio. During the third quarter of 2011, we recognized a gain of $1.6 million from the sale of three ABS securities. The three securities had a fair value of $154 thousand at December 31, 2010. The Company continues to monitor the market for these securities and evaluate the potential for future dispositions.
Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. The FHLB stock and FRB stock are recorded at cost and included in other assets. Our ownership of FHLB stock totaled $4.0 million and $2.5 million at September 30, 2011 and December 31, 2010, respectively. The increase in FHLB stock was required due to an increased level of borrowings. Our ownership of FRB stock totaled $3.9 million at September 30, 2011 and December 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS
LENDING ACTIVITIES
The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
Commercial business	$223,796	15.6%	$211,031	15.7%
Commercial mortgage	381,541	26.6	352,930	26.2

Total commercial	605,337	42.2	563,961	41.9

Residential mortgage	116,432	8.1	129,580	9.6

Home equity	222,640	15.5	208,327	15.5
Consumer indirect	465,910	32.5	418,016	31.1
Other consumer	24,808	1.7	26,106	1.9

Total consumer	713,358	49.7	652,449	48.5

Total loans	1,435,127	100.0%	1,345,990	100.0%

Allowance for loan losses	22,977		20,466

Total loans, net	$1,412,150		$1,325,524

Total loans increased by 7% to $1.435 billion as of September 30, 2011 from $1.346 billion as of December 31, 2010.
Commercial loans increased $41.4 million from December 31, 2010 and represented 42.2% of total loans as of September 30, 2011, a result of the Company’s continued focus on commercial business development programs.
Residential mortgage loans decreased $13.2 million to $116.4 million as of September 30, 2011 in comparison to $129.6 million as of December 31, 2010. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold in the secondary market rather than being added to the portfolio. The Company does not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.
Consumer loans totaled $713.4 million as of September 30, 2011, an increase of $60.9 million or 9% from December 31, 2010. The consumer indirect portfolio increased 12% to $465.9 million as of September 30, 2011, from $418.0 million as of December 31, 2010. During the nine months of 2011, the Company originated $192.7 million in indirect auto loans with a mix of approximately 46% new auto and 54% used auto. We continue to grow our indirect lending network by further expanding our relationships with dealerships in not only our historical Western and Central New York footprint, but in our relatively new Capital District of New York and Northern Pennsylvania markets.
Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) totaled $2.4 million and $3.1 million as of September 30, 2011 and December 31, 2010, respectively, all of which were residential real estate loans. We sell certain qualifying newly originated and refinanced residential real estate mortgages in the secondary market. The sold and serviced residential real estate loan portfolio decreased to $307.5 million as of September 30, 2011 from $328.9 million as of December 31, 2010. The decrease in the sold and serviced portfolio resulted from payments and payoffs on existing loans outpacing new loan origination and refinancing volumes.
During the third quarter of 2011, we recognized a gain of $153 thousand from the sale of $13.0 million of indirect auto loans which had been reclassified from portfolio to loans held for sale at June 30, 2011. The loans were sold pursuant to a 90%/10% participation agreement. The Company will continue to service the loans for a fee in accordance with the participation agreement. We sold the indirect consumer loans to test our access to the secondary market. Although we currently have no intent to sell additional consumer indirect loans, we believe this portfolio could provide a significant source of liquidity in a reasonable time period, if needed. The sold and serviced indirect auto loan portfolio was $11.8 million as of September 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for Loan Losses
The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance as of beginning of period	$20,632	$21,825	$20,466	$20,741
Charge-offs:
Commercial business	75	3,166	390	3,356
Commercial mortgage	194	40	572	249
Residential mortgage	36	118	48	172
Home equity	142	54	404	142
Consumer indirect	1,226	1,189	3,571	3,349
Other consumer	208	305	687	693

Total charge-offs	1,881	4,872	5,672	7,961
Recoveries:
Commercial business	61	58	325	242
Commercial mortgage	158	28	197	478
Residential mortgage	45	2	75	18
Home equity	21	5	38	32
Consumer indirect	371	401	1,576	1,100
Other consumer	90	101	354	375

Total recoveries	746	595	2,565	2,245

Net charge-offs	1,135	4,277	3,107	5,716
Provision for loan losses	3,480	2,184	5,618	4,707

Balance at end of period	$22,977	$19,732	$22,977	$19,732

Net loan charge-offs to average loans (annualized)	0.32%	1.30%	0.30%	0.60%
Allowance for loan losses to total loans	1.60%	1.49%	1.60%	1.49%
Allowance for loan losses to non-performing loans	295%	268%	295%	268%
The allowance for loan losses represents the estimated amount of probable credit losses inherent in the Company’s loan portfolio. The Company performs periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, the Company regularly evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process used by the Company to determine the overall allowance for loan losses is based on this analysis. Based on this analysis the Company believes the allowance for loan losses is adequate as of September 30, 2011.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
The provision for loan losses for the three and nine months ended September 30, 2011 was $3.5 million and $5.6 million, respectively, compared to a provision for loan losses of $2.2 million and $4.7 million for the three and nine months ended September 30, 2010, respectively. This reflected the combination of strong loan growth and the expectation of a weaker and prolonged economic recovery. Net charge-offs of $1.1 million were recorded for the third quarter of 2011, compared to $4.3 million for the same quarter a year ago. Year-to-date net charge-offs of $3.1 million have been recorded in 2011, compared to $5.7 million through September 30, 2010. Net charge-offs for the third quarter of 2010 included a $3.1 million for the charge-off a participation interest in one commercial business loan. In addition, the provision for loan losses and net charge-offs for the first nine months of 2010 were favorably impacted by a $354 thousand recovery in the first quarter of 2010 on one commercial real estate relationship that was charged-off during 2008 and 2009.
Non-Performing Assets and Potential Problem Loans
The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Delinquent and Non-Performing Assets
	September 30,	December 31,	September 30,
	2011	2010	2010
Nonaccrual loans:
Commercial business	$2,380	$947	$801
Commercial mortgage	2,330	3,100	2,519
Residential mortgage	1,996	2,102	2,378
Home equity	501	875	1,153
Consumer indirect	586	514	511
Other consumer	—	41	2

Total nonaccrual loans	7,793	7,579	7,364
Accruing loans 90 days or more delinquent	4	3	1

Total non-performing loans	7,797	7,582	7,365
Foreclosed assets	582	741	463
Non-performing investment securities	5,341	572	648

Total non-performing assets	$13,720	$8,895	$8,476

Non-performing loans to total loans	0.54%	0.56%	0.56%
Non-performing assets to total assets	0.58%	0.40%	0.38%
Activity in nonaccrual loans for periods indicated was as follows (in thousands).

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2011
Nonaccrual loans, beginning of period	$6,975	$7,579
Additions	4,556	10,567
Payments	(1,477)	(4,161)
Charge-offs	(1,755)	(5,274)
Returned to accruing status	(374)	(681)
Transferred to other real estate or repossessed assets	(132)	(237)

Nonaccrual loans, end of period	$7,793	$7,793

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at September 30, 2011 were $13.7 million or 0.58% of total assets, an increase of $4.8 million from the $8.9 million or 0.40% of total assets at December 31, 2010.
Non-performing investment securities are included in non-performing assets at fair value and represent securities on which the Company has stopped accruing interest. These non-performing investment securities totaled $5.3 million at September 30, 2011, compared to $572 thousand at December 31, 2010. The $4.8 million increase relates solely to an increase in the fair value of each of the securities classified as non-performing. The market for these securities began to improve during the second quarter of 2011, resulting in substantial increases to their fair value since the beginning of the year. There have been no securities transferred to non-performing status since the first quarter of 2009. During the third quarter of 2011, the Company recognized gains of $1.6 million from the sale of three of the 14 securities classified as non-performing at December 31, 2010. The three securities had a fair value of $154 thousand at December 31, 2010. The Company continues to monitor the market for these securities and evaluate the potential for future dispositions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Non-performing loans totaled $7.8 million or 0.54% of total loans at September 30, 2011, an increase of $215 thousand from the $7.6 million or 0.56% of total loans at December 31, 2010. The ratio of non-performing loans to total loans continues to compare favorably to the average of our peer group, which was 3.43% of total loans at June 30, 2011, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of June 30, 2011 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion). Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $435 thousand and $534 thousand at September 30, 2011 and December 31, 2010, respectively.
Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings consisted of 9 properties (4 commercial properties and 5 residential properties) totaling $582 thousand at September 30, 2011 and 13 properties (5 commercial properties and 8 residential properties) totaling $741 thousand at December 31, 2010.
Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $10.6 million and $11.5 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2011 and December 31, 2010, respectively.
FUNDING ACTIVITIES
Deposits
The Company offers a broad array of deposit products including noninterest-bearing demand, interest-bearing demand, savings and money market accounts and certificates of deposit. We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. We continuously evaluate our branch network to determine how to best serve our customers efficiently and to improve our profitability. In July 2011, we upgraded our presence in the Rochester market by relocating a branch from North Chili to a newly built branch in an attractive location in Chili Center. We intend to continue to pursue expansion in our market area by growing and enhancing our branch network and anticipate additional expansion in the coming years.
The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	September 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$395,267	19.9%	$350,877	18.6%
Interest-bearing demand	404,925	20.4	374,900	19.9
Savings and money market	476,122	24.0	417,359	22.2
Certificates of deposit less than $100,000	510,088	25.8	555,840	29.5
Certificates of deposit of $100,000 or more	197,269	9.9	183,914	9.8

Total deposits	$1,983,671	100.0%	$1,882,890	100.0%

Nonpublic deposits represent the largest component of the Company’s funding. Total nonpublic deposits were $1.517 billion and $1.501 billion as of September 30, 2011 and December 31, 2010, respectively. The Company continues to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.
The Company offers a variety of public deposit products to the many towns, villages, counties, school districts and other public entities within our market. Public deposits generally range from 20 to 25% of the Company’s total deposits. As of September 30, 2011, total public deposits were $466.5 million in comparison to $382.2 million as of December 31, 2010. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. The Company maintains the necessary levels of short-term liquid assets and alternative liquidity sources to accommodate the seasonality associated with public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Borrowings
The following table summarizes the Company’s borrowings as of the dates indicated (in thousands).

	September 30,	December 31,
	2011	2010
Customer repurchase agreements	$43,556	$38,910
Federal funds purchased	19,519	38,200
FHLB borrowings	40,000	10,065
Junior subordinated debentures	—	16,702

Total borrowings	$103,075	$103,877

The Company has credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. The Company had approximately $106 million of immediate credit capacity with FHLB as of September 30, 2011. The Company had approximately $370 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at September 30, 2011. The FHLB and FRB credit capacity are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. FHLB borrowings increased by approximately $30 million during 2011 due primarily to the purchase of municipal and agency mortgage-backed securities as part of a leverage strategy implemented during the second quarter of 2011. During the third quarter of 2011, the Company redeemed all of its 10.20% junior subordinated debentures and recognized a $1.1 million loss on the extinguishment of debt.
Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of U.S. Government agencies. The Company had approximately $79 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2011.
Equity Activities
Total shareholders’ equity was $240.9 million at September 30, 2011, an increase of $28.8 million from $212.1 million at December 31, 2010. During February 2011, the Company redeemed $12.5 million of Series A preferred stock issued to the U.S. Treasury. During March 2011, the Company successfully completed a follow-on common equity offering, issuing 2,813,475 shares of common stock at a price of $16.35 per share before associated offering expenses. After deducting underwriting and other offering costs, the Company received net proceeds of approximately $43.1 million. Prior to the end of the first quarter of 2011, the Company utilized a portion of the net proceeds to redeem the remaining $25.0 million in Series A preferred stock. The warrant issued to the Treasury was repurchased for $2.1 million during the second quarter of 2011 and recorded as a reduction of additional paid-in capital.

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
The Bank had no brokered deposits at September 30, 2011, however it does participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $17.0 million at September 30, 2011.
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
The Company’s cash and cash equivalents were $67.6 million as of September 30, 2011, an increase of $28.5 million from $39.1 million as of December 31, 2010. The Company’s net cash provided by operating activities totaled $31.0 million. Net cash used in investing activities totaled $100.4 million, which included cash outflows of $92.5 million for net loan originations and $12.7 million from investment securities transactions. Net cash provided by financing activities of $97.9 million was attributed to a $100.8 million increase in deposits and $43.1 million in net proceeds from the issuance of common stock, partly offset by the $37.5 million payment to redeem the Series A preferred stock and $5.6 million in dividend payments.
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
The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.5 million of preferred stock. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.
As previously discussed, the Company redeemed all of its 10.20% junior subordinated debentures on August 22, 2011. Subsequent to repayment of the junior subordinated debentures, the Trust redeemed its $16.2 million of trust preferred securities. The trust preferred securities were subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table reflects the ratios and their components (dollars in thousands).

	September 30,	December 31,
	2011	2010
Total shareholders’ equity	$240,855	$212,144
Less: Unrealized gain on securities available for sale, net of tax	14,743	1,877
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(6,336)	(6,599)
Disallowed goodwill and other intangible assets	37,369	37,369
Disallowed deferred tax assets	—	14,608
Plus: Qualifying trust preferred securities	—	16,200

Tier 1 capital	$195,079	$181,089

Adjusted average total assets (for leverage capital purposes)	$2,250,562	$2,177,911

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	8.67%	8.31%

Total Tier 1 capital	$195,079	$181,089
Plus: Qualifying allowance for loan losses	19,968	18,363

Total risk-based capital	$215,047	$199,452

Net risk-weighted assets	$1,594,450	$1,466,957

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	12.23%	12.34%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	13.49%	13.60%
The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:

Tier 1 leverage:	Company	$195,079	8.67%	$90,022	4.00%	$112,528	5.00%
	Bank	178,793	7.96	89,826	4.00	112,282	5.00

Tier 1 capital:	Company	195,079	12.23	63,778	4.00	95,667	6.00
	Bank	178,793	11.25	63,585	4.00	95,378	6.00

Total risk-based capital:	Company	215,047	13.49	127,556	8.00	159,445	10.00
	Bank	198,702	12.50	127,171	8.00	158,964	10.00

December 31, 2010:

Tier 1 leverage:	Company	$181,089	8.31%	$87,116	4.00%	$108,896	5.00%
	Bank	156,957	7.22	86,958	4.00	108,697	5.00

Tier 1 capital:	Company	181,089	12.34	58,678	4.00	88,017	6.00
	Bank	156,957	10.74	58,450	4.00	87,674	6.00

Total risk-based capital:	Company	199,452	13.60	117,357	8.00	146,696	10.00
	Bank	175,250	11.99	116,899	8.00	146,124	10.00
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
Evaluation of disclosure controls and procedures
As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 7, 2011, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors
You should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and our quarterly report on Form 10-Q for the quarter ended June 30, 2011. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey Peter G. Humphrey	, November 9, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs Karl F. Krebs	, November 9, 2011
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)