Form 10-K
period 2011-12-31
FINANCIAL INSTITUTIONS INC
filed 2012-03-09
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Indicate by check mark if the regsitrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the regsitrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant, as computed by reference to the June 30, 2011 closing price reported by NASDAQ, was approximately $210,055,000.

As of March 1, 2012, there were issued and outstanding, exclusive of treasury shares, 13,811,791 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING INFORMATION

Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•

statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (“the parent” or “FII”) and its subsidiaries (collectively “the Company,” “we,” “our,” “us”); and

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

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

•

Ongoing financial reform legislation may result in new regulations that could require us to maintain higher capital levels and/or increase our costs of operations or limit certain activities or lines of business;

•	New or changing tax, accounting, and regulatory rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;

•	Changes in New York State banking regulations or other laws could adversely affect us;

•

If our security systems, or those of merchants, merchant acquirers or other third parties containing information about customers, are compromised, we may be subject to liability and damage to our reputation;

•	We could be subject to losses if we fail to properly safeguard sensitive and confidential information;

•	Our information systems may experience an interruption or breach in security;

•	We rely on other companies to provide key components of our business infrastructure;

•	We may not be able to attract and retain skilled people;

•	The potential for business interruption exists throughout our organization;

•	Our expansion efforts, particularly through new and acquired branches, may not be successful if we fail to manage our growth effectively;

•	We may fail to realize any benefits and may incur unanticipated losses related to the assets we acquire and liabilities we assume from current or future acquisitions;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies;

•	The soundness of other financial institutions could adversely affect us;

•	Our market value could result in an impairment of goodwill;

•	We operate in a highly competitive industry and market area;Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	The market price for our common stock varies, and you should purchase common stock for long-term investment only;

•

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock;

•	We may not pay dividends on our common stock; and

•	Our certificate of incorporation, our bylaws, and certain banking laws contain anti-takeover provisions.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, in this Form 10-K for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.	BUSINESS

GENERAL

Financial Institutions, Inc. is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). Through its subsidiaries, including its wholly-owned, New York chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. provides a broad array of deposit, lending and other financial services to retail, commercial, and municipal customers in Western and Central New York. All references in this Annual Report on Form 10-K to the parent company are to Financial Institutions, Inc. (“FII”). Unless otherwise indicated, or unless the context requires otherwise, all references in this Annual Report on Form 10-K to “the Company,” “we,” “our” or “us” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”. FII is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and oversight. Our executive offices are located at 220 Liberty Street, Warsaw, New York.

We conduct business primarily through our banking subsidiary, Five Star Bank, which adopted its current name in 2005 when we merged three of our bank subsidiaries, Wyoming County Bank, National Bank of Geneva and Bath National Bank into our New York chartered bank subsidiary, First Tier Bank & Trust, which was renamed Five Star Bank. In addition, our business operations include a wholly-owned broker-dealer and investment adviser subsidiary, Five Star Investment Services, Inc. (“FSIS”).

Our Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily comprised of small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit and loan products typically found at larger banks, our highly experienced management team and our strategically located banking centers. A central part of our strategy is generating core deposits to support growth of a diversified and high-quality loan portfolio.

MARKET AREAS AND COMPETITION

We provide a wide range of consumer and commercial banking and financial services to individuals, municipalities and businesses through a network of over 50 offices and more than 70 ATMs in fourteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. In addition, we have expanded our consumer indirect lending presence to the Capital District of New York and Northern Pennsylvania.

Our market area is economically diversified in that we serve both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined metropolitan area of over two million people. We anticipate increasing our presence in and around these metropolitan statistical areas in the coming years.

We face significant competition in both making loans and attracting deposits, as both Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as: level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability, pledgeable nature and risk diversification. Our Treasurer, guided by our Asset-Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.

Our investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits security purchases to the following:

•	U.S. treasury securities;

•

U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”)) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g., the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Small Business Administration (“SBA”) and the Federal Farm Credit Bureau);

•	Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMO”) issued by GNMA, FNMA and FHLMC;

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;

•	Certain creditworthy un-rated securities issued by municipalities;

•	Certificates of deposit;

•	Equity securities at the holding company level; and

•	Limited partnership investments in Small Business Investment Companies.

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

Commercial Business and Commercial Mortgage Lending

We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. Commercial business loans are offered to the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2011, $75.0 million, or 32%, of the aggregate commercial business loan portfolio were at fixed rates, while $158.8 million, or 68%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2011, $122.1 million, or 31%, of the aggregate commercial mortgage portfolio were at fixed rates, while $271.1 million, or 69%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2011, we had loans with an aggregate principal balance of $60.1 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Mortgage Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we have formally adopted the underwriting, appraisal, and servicing guidelines of the FHLMC as part of our standard loan policy. As of December 31, 2011, the residential mortgage servicing portfolio totaled $297.8 million, the majority of which has been sold to FHLMC. As of December 31, 2011, our residential mortgage loan portfolio totaled $113.9 million, or 8% of our total loan portfolio. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2011, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products.

We selectively originate a mix of new and used indirect consumer loans through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have expanded our relationships with franchised new car dealers in Western, Central and the Capital District of New York, and most recently, Northern Pennsylvania. As of December 31, 2011, the consumer indirect portfolio totaled $487.7 million, or 33% of our total loan portfolio.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2011, $117.6 million, or 51%, of the home equity portfolio was at fixed rates, while $114.2 million, or 49%, was at variable rates. Approximately 69% of the loans in the home equity portfolio are first lien positions at December 31, 2011. The other consumer portfolio totaled $24.3 million as of December 31, 2011, all of which were fixed rate loans.

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

Our policy includes loan reviews, under the supervision of the Audit and Risk Oversight committees of the Board of Directors and directed by our Chief Risk Officer, in order to render an independent and objective evaluation of our asset quality and credit administration process.

Risk ratings are assigned to loans in the commercial business and commercial mortgage portfolios. The risk ratings are specifically used as follows:

•	Profile the risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;

•	Identify deteriorating credits;

•	Reflect the probability that a given customer may default on its obligations; and

•	Assist with risk-based pricing.

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

2.

The remaining portfolios of commercial business and commercial mortgage loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention, substandard and doubtful. Uncriticized loans, special mention loans, substandard loans and all doubtful loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquencies and non-accruing loans, trends in volume and terms of loans, effects of changes in lending policy, experience, ability, and depth of management, national and local economic conditions, concentrations of credit, interest rate environment, customer leverage, information (availability of timely financial information), and collateral values, among others.

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

Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology described above. See also the section titled “Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SOURCES OF FUNDS

Our primary sources of funds are deposits, borrowed funds, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking and savings account programs for individuals and small businesses, including money market accounts, certificates of deposit, sweep investment capabilities as well as Individual Retirement Accounts and other qualified plan accounts. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits and seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, and telephone banking services including account inquiry and balance transfers. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers.

We had no traditional brokered deposits at December 31, 2011; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $46.5 million at December 31, 2011.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase and FHLB advances. We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

OPERATING SEGMENTS

Our primary operating segment is our subsidiary bank, FSB. Our brokerage subsidiary, FSIS, is also deemed an operating segment; however, it does not meet the applicable thresholds for separate disclosure requirements.

OTHER INFORMATION

All of the reports we file with the SEC, including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments thereto may be read at the public reference facility maintained by the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

We also make available, free of charge, through our website, all reports filed with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings may be viewed by accessing the Company Filings subsection of the SEC Filings section under the Investor Relations tab on our website (www.fiiwarsaw.com). Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

The Company and our subsidiaries are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of our security holders. These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans. Described below are elements of selected laws and regulations. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB”), under the Bank Holding Company Act, as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010. We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The Bank Holding Company Act provides that a bank holding company must obtain FRB approval before:

•

Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2011 were 12.20% and 13.45%, respectively.

The FRB’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, we had a leverage ratio of 8.63%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, Regulatory Matters, of the notes to consolidated financial statements.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

A final rule implementing the advanced approaches of Basel II in the United States would apply only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Certain other U.S. banking organizations would have the option to adopt the requirements of this rule. We are not required to comply with the advanced approaches of Basel II.

On September 3, 2009, the United States Department of Treasury (the “Treasury”) issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms,” which contemplates changes to the existing regulatory capital regime involving substantial revisions to major parts of the Basel I and Basel II capital frameworks and affecting all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms, with changes to the regulatory capital framework to be phased in over a period of several years.

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

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the U.S. banking regulators, which are often referred to as the “Collins Amendment.” These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators developed regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. The FRB adopted final regulations effective July 28, 2011, which established a capital floor and amended advanced risk-based capital adequacy standards. The rule mandated that the capital requirements for insured depository institutions be the minimum for covered institutions, a provision of the Dodd-Frank Act. The rule also implemented elements of the Collins Amendment.

The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The FRB has not yet issued proposed rules for these countercyclical capital standards.

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

As of December 31, 2011, our subsidiary bank met the requirements to be classified as “well-capitalized”.

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

In December 2008, under the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, we sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of our common stock, par value $0.01 per share, at an exercise price of $14.88 per share (the “Warrant”).

Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares was limited. Specifically, we were prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock or repurchasing or redeeming any shares of the our common stock, other junior securities or preferred stock ranking pari passu with the Series A preferred stock in any quarter unless all accrued and unpaid dividends were paid on the Series A preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions.

We fully redeemed the Series A preferred stock during the first quarter of 2011 and repurchased the Warrant in the following quarter. The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to our ability to declare and pay dividends and repurchase our common stock, as well as certain restrictions associated with executive compensation.

Our primary source for cash dividends is the dividends we receive from our subsidiary bank. Our bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years.

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

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposed to create a two tier system—one for large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. These proposals did not apply to us or the Bank.

On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity. It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits. The final rule became effective on April 1, 2011. Under the new rule, our FDIC insurance premiums decreased $994 thousand to $1.5 million in 2011 compared to $2.5 million in 2010.

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

Regulatory Reform. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•

Centralized responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital. As a result, this change generally imposes more deposit insurance cost on institutions with assets of $10 billion or more.

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

•

Made permanent the $250 thousand limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions.

•	Repealed the federal prohibitions on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Allow de novo interstate branching by banks.

•	Increased the authority of the FRB to examine us and our non-bank subsidiary.

•	Required all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•

Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met. These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of Tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds. The FRB issued proposed rules in November 2011.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally. Provisions in the legislation may require us to maintain higher capital levels and/or increase our cost of operations and limit certain activities or lines of business.

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

Participation in the TARP Capital Purchase Program included certain requirements and restrictions regarding payment of dividends and compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009 (“ARRA”), as implemented by the Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. Our redemption of the Series A preferred stock during the first quarter of 2011, as described under “Dividends”, effectively ended these requirements and restrictions.

Incentive Compensation. On April 14, 2011, the Federal Reserve issued a proposed regulation on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations were instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

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

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

Other Future Legislation and Changes in Regulations. In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or our subsidiaries could have a material effect on our business.

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

EMPLOYEES

At December 31, 2011, we had 613 employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees are good.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth current information regarding our executive officers and certain other significant employees (ages are as of May 9, 2012, the date of the 2012 Annual Meeting of Shareholders).

Name	Age	Started In	Positions/Offices

Peter G. Humphrey	57	1977	President and Chief Executive Officer of the Company and the Bank since 1994.

Karl F. Krebs	56	2009	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2009. Senior Financial Specialist at West Valley Environmental Services, LLC, prior to joining FII in 2009. President of Robar General Funding Corp., a mortgage and construction loan broker, from 2006 to 2008. Senior Vice President and Line-of-Business Finance Director at Five Star Bank from 2005 to 2006 and Senior Vice President at Wyoming County Bank from 2004 to 2005.

Rita M. Bartol	51	2010	Senior Vice President and Director of Human Resources of the Company and the Bank since late 2010. Senior Vice President and Director of Human Resources at Cardinal Financial Corporation, a financial holding company, in 2010 and Vice President and Director of Human Resources at Union Bankshares Corporation from 2006 to 2010. Vice President and Human Resources and Organizational Development Manager at M & T Bank Corporation from 1998 to 2005.

Martin K. Birmingham	45	2005	Executive Vice President and Regional President / Commercial Banking Executive Officer of the Bank since 2009. Senior Vice President and Regional President of the Bank since 2005. Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.

George D. Hagi	59	2006	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2006. Senior Vice President and Director of Risk Management at First National Bankshares of Florida and FNB Corp. from 1997 to 2005.

Richard J. Harrison	66	2003	Executive Vice President and Senior Retail Lending Administrator of the Bank since 2009. Senior Vice President and Senior Retail Lending Administrator of the Bank since 2003. Executive Vice President and Chief Credit Officer at Savings Bank of the Finger Lakes from 2001 to 2003.

Kevin B. Klotzbach	59	2001	Senior Vice President and Treasurer of the Bank since 2001.

R. Mitchell McLaughlin	54	1981	Executive Vice President and Chief Information Officer of the Bank since 2009. Senior Vice President and Chief Information Officer of the Bank since 2006.

John L. Rizzo	62	2010	Senior Vice President and Corporate Secretary of the Company and the Bank since 2010. General counsel for the Company and the Bank since 2007. Genesee County (New York) Attorney from 1976 to 2010.

ITEM 1A.	RISK FACTORS

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

Ongoing financial reform legislation may result in new regulations that could require us to maintain higher capital levels and/or increase our costs of operations or limit certain activities or lines of business.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This new law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the rulemaking of the Dodd-Frank Act will not be known for many months or years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations are expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition.

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

Changes in New York State banking regulations or other laws could adversely affect us.

As of October 3, 2011 the NYS Banking Department and the NYS Insurance Department merged into a single Department of Financial Services, or DFS. Beginning April 1, 2012, the Superintendent of the DFS may assess expenses in such proportion as he or she deems just and reasonable against banks and insurers. The DFS is authorized to create a special account called the “consumer protection account,” which will consist of fees and penalties received by the department of state and DFS, as well as other monies received in the form of penalties. These monies will be available to the DFS to pay for costs related to its consumer and investor protection activities. If the consumer protection account is insufficient to cover those costs, the balance would be recoverable through assessments against the industry.

The bill makes New York’s “wild card” authority (that was set to expire September 10, 2011) permanent. Under this authority, the Banking Board has the power to grant to New York chartered banking organizations, as well as licensed foreign bank branches and agencies, powers possessed by a counterpart federally-chartered banking institution.

In recent years, credit unions and savings institutions have lobbied in the State of New York to allow local government entities such as cities, towns, counties, public schools, fire districts and public libraries the option of depositing public funds in local credit unions or community savings institutions, a line of business currently serviced primarily by commercial banks, including our Bank.

These changes or the possibility of these changes could adversely affect us.

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

We could be subject to losses if we fail to properly safeguard sensitive and confidential information.

As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. Our systems or our third-party service providers’ systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such disclosure could, among other things:

•	seriously damage our reputation,

•	allow competitors access to our proprietary business information,

•	subject us to liability for a failure to safeguard client data,

•	result in the loss of our existing customers,

•	subject us to regulatory action, and

•	require significant capital and operating expenditures to investigate and remediate the breach.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our expansion efforts, particularly through new and acquired branches, may not be successful if we fail to manage our growth effectively.

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to markets where we currently conduct business. We intend to continue to pursue a growth strategy for our business. Operating branches outside of our current market areas may subject us to additional risk, including the local risks related to the new market areas, management of employees from a distance, additional credit risks, logistical operational issues and management time constraints.

We regularly evaluate potential acquisitions and expansion opportunities, and, if appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, branch acquisitions, or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, we can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

We may fail to realize any benefits and may incur unanticipated losses related to the assets we acquire and liabilities we assume from current or future acquisitions.

On January 19, 2012, Five Star Bank entered into an agreement to acquire four retail banking branches currently owned by HSBC Bank USA, N.A. and four retail banking branches currently owned by First Niagara Bank, N.A. The transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close by the end of the third quarter of 2012.

The success of this acquisition and future acquisitions will depend, in part, on our ability to successfully combine the businesses and assets we acquired with our business, and our ability to successfully manage the loan portfolios that were acquired. As with any acquisition involving a financial institution, there may also be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the transactions. The loss of some of our key employees or those of the branches being acquired could adversely affect our ability to successfully conduct business in the markets in which those branches operated, which could adversely affect our financial results. Integration efforts will also divert attention and resources from our management. In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our ability to successfully integrate these operations. If we experience difficulties with the integration process, the anticipated benefits of the transactions may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and reduced tax collections.

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

Overall, during 2010 and 2011, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the New York, the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect our financial condition and results of operations.

Approximately 20% of our investment securities portfolio at December 31, 2011 is comprised of municipal securities issued by or on behalf of New York and its political subdivisions, agencies or instrumentalities, the interest on which is exempt from regular federal income tax. Risks associated with investing in municipal securities include political, economic and regulatory factors which may affect the issuers. The fiscal concerns facing New York may lead credit rating agencies to downgrade its debt obligations. It is uncertain how the financial markets may react to any potential future ratings downgrade in New York’s debt obligations. In the event New York was downgraded, local municipalities with a high dependency on state aid could be adversely impacted.

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

Our goodwill is evaluated for impairment on an annual basis or when triggering events or circumstances indicate impairment may exist. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. At December 31, 2011, we had goodwill of $37.4 million, representing approximately 16% of shareholders’ equity. If impairment of goodwill was determined to exist, we would be required to write down our goodwill as a charge to earnings, which could have a material adverse impact on our results of operations or financial condition. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in us realizing a loss.

We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all.

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

We are a separate and distinct legal entity from our subsidiaries. A substantial portion of our revenue comes from dividends from our Bank subsidiary. These dividends are the principal source of funds we use to pay dividends on our common and preferred stock, and to pay interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank subsidiary and nonbank subsidiary may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

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

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

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

None.

ITEM 2.	PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. Additionally, we are obligated under a lease commitment through 2017 for a 17,750 square foot regional administrative facility in Pittsford, New York.

We are engaged in the banking business through 50 branch offices, of which 33 are owned and 17 are leased, in fourteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2036 and generally include options to renew.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At December 31, 2011, 13,803,116 shares of our common stock were outstanding and held by approximately 1,400 shareholders of record. During 2011, the high sales price of our common stock was $20.36 and the low sales price was $12.18. The closing price per share of common stock on December 31, 2011, the last trading day of our fiscal year, was $16.14. We declared dividends of $0.47 per common share during the year ended December 31, 2011. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data”.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

	September 30,		September 30,		September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	534,712	(1)	$20.70	(1)	664,350	(2)
Equity compensation plans not approved by shareholders	—		$—		—

(1)	Includes 166,654 shares of unvested restricted stock awards outstanding as of December 31, 2011. The weighted average exercise price excludes such awards.

(2)

Represents the 940,000 aggregate shares approved for issuance under our two active equity compensation plans, reduced by 278,930 shares, which are the 170,082 restricted stock awards issued under these plans to date plus an adjustment of 108,848 shares. Pursuant to the terms of the plans, for purposes of calculating the number of shares available for issuance, each share of common stock granted pursuant to a restricted stock award shall count as 1.64 shares of common stock.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2006 as reported by the NASDAQ Global Select Market, through December 31, 2011, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, AMEX and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, LC and is expressed in dollars based on an assumed investment of $100.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Financial Institutions, Inc.	100.00	79.17	65.84	56.47	93.13	81.59
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B Index	100.00	72.84	60.42	43.31	49.09	44.77

ITEM 6.	SELECTED FINANCIAL DATA

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or for the year ended December 31,
(Dollars in thousands, except selected ratios and per share data)	2011	2010	2009	2008	2007

Selected financial condition data:
Total assets	$2,336,353	$2,214,307	$2,062,389	$1,916,919	$1,857,876
Loans, net	1,461,516	1,325,524	1,243,265	1,102,330	948,652
Investment securities	650,815	694,530	620,074	606,038	754,720
Deposits	1,931,599	1,882,890	1,742,955	1,633,263	1,575,971
Borrowings	150,698	103,877	106,390	70,820	68,210
Shareholders’ equity	237,194	212,144	198,294	190,300	195,322
Common shareholders’ equity (1)	219,721	158,359	144,876	137,226	177,741
Tangible common shareholders’ equity (2)	182,352	120,990	107,507	99,577	139,786

Selected operations data:
Interest income	$95,118	$96,509	$94,482	$98,948	$105,212
Interest expense	13,255	17,720	22,217	33,617	47,139

Net interest income	81,863	78,789	72,265	65,331	58,073
Provision for loan losses	7,780	6,687	7,702	6,551	116

Net interest income after provision for loan losses	74,083	72,102	64,563	58,780	57,957
Noninterest income (loss) (3)	23,925	19,454	18,795	(48,778)	20,680
Noninterest expense	63,794	60,917	62,777	57,461	57,428

Income (loss) before income taxes	34,214	30,639	20,581	(47,459)	21,209
Income tax expense (benefit)	11,415	9,352	6,140	(21,301)	4,800

Net income (loss)	$22,799	$21,287	$14,441	$(26,158)	$16,409

Preferred stock dividends and accretion	3,182	3,725	3,697	1,538	1,483

Net income (loss) applicable to common shareholders	$19,617	$17,562	$10,744	$(27,696)	$14,926

Stock and related per share data:
Earnings (loss) per common share:
Basic	$1.50	$1.62	$0.99	$(2.54)	$1.34
Diluted	1.49	1.61	0.99	(2.54)	1.33
Cash dividends declared on common stock	0.47	0.40	0.40	0.54	0.46
Common book value per share (1)	15.92	14.48	13.39	12.71	16.14
Tangible common book value per share (2)	13.21	11.06	9.94	9.22	12.69
Market price (NASDAQ: FISI):
High	20.36	20.74	15.99	22.50	23.71
Low	12.18	10.91	3.27	10.06	16.18
Close	16.14	18.97	11.78	14.35	17.82

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)

The 2011, 2010, 2009 and 2008 figures include other-than-temporary impairment (“OTTI”) charges of $18 thousand, $594 thousand, $4.7 million and $68.2 million, respectively. There were no OTTI charges in 2007.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Selected financial ratios and other data:
Performance ratios:
Net income (loss), returns on:
Average assets	1.00%	0.98%	0.71%	-1.37%	0.86%
Average equity	9.82	10.07	7.43	-14.30	8.84
Average common equity (1)	9.47	11.14	7.61	-16.84	8.89
Average tangible common equity (2)	11.55	14.59	10.37	-21.87	11.50
Common dividend payout ratio (3)	31.33	24.69	40.40	NA	34.33
Net interest margin (fully tax-equivalent)	4.04	4.07	4.04	3.93	3.53
Efficiency ratio (4)	60.55%	60.36%	65.52%	64.07%	68.77%

Capital ratios:
Leverage ratio	8.63%	8.31%	7.96%	8.05%	9.35%
Tier 1 risk-based capital	12.20	12.34	11.95	11.83	15.74
Total risk-based capital	13.45	13.60	13.21	13.08	16.99
Equity to assets (5)	10.20	9.75	9.55	9.60	9.73
Common equity to assets (1) (5)	9.10	7.28	6.94	8.63	8.81
Tangible common equity to tangible assets (2) (5)	7.58%	5.65%	5.19%	6.78%	6.95%

Asset quality:
Non-performing loans	$7,076	$7,582	$8,681	$8,196	$8,077
Non-performing assets	9,187	8,895	10,442	9,252	9,498
Allowance for loan losses	23,260	20,466	20,741	18,749	15,521
Net loan charge-offs	$4,986	$6,962	$5,710	$3,323	$1,643
Non-performing loans to total loans	0.48%	0.56%	0.69%	0.73%	0.84%
Non-performing assets to total assets	0.39	0.40	0.51	0.48	0.51
Net charge-offs to average loans	0.36	0.54	0.47	0.32	0.18
Allowance for loan losses to total loans	1.57	1.52	1.64	1.67	1.61
Allowance for loan losses to non-performing loans	329%	270%	239%	229%	192%

Other data:
Number of branches	50	50	50	51	50
Full time equivalent employees	575	577	572	600	621

(1)	Excludes preferred shareholders’ equity.

(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.

(3)

Common dividend payout ratio equals dividends declared during the year divided by earnings per share for the year. There is no ratio shown for years where we both declared a dividend and incurred a loss because the ratio would result in a negative payout since the dividend declared (paid out) will always be greater than 100% of earnings.

(4)

Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities and proceeds from company owned life insurance included in income (all from continuing operations).

(5)	Ratios calculated using average balances for the periods shown.

SELECTED QUARTERLY DATA

	September 30,	September 30,	September 30,	September 30,
	2011
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$23,875	$23,774	$23,830	$23,639
Interest expense	2,721	3,156	3,577	3,801

Net interest income	21,154	20,618	20,253	19,838
Provision for loan losses	2,162	3,480	1,328	810

Net interest income, after provision for loan losses	18,992	17,138	18,925	19,028
Noninterest income	5,767	8,036	4,974	5,148
Noninterest expense	16,279	17,012	15,153	15,350

Income before income taxes	8,480	8,162	8,746	8,826
Income tax expense	2,718	2,664	3,027	3,006

Net income	$5,762	$5,498	$5,719	$5,820

Preferred stock dividends	369	368	370	2,075

Net income applicable to common shareholders	$5,393	$5,130	$5,349	$3,745

Earnings per common share (1):
Basic	$0.39	$0.38	$0.39	$0.33
Diluted	0.39	0.37	0.39	0.33
Market price (NASDAQ: FISI):
High	$17.26	$17.98	$17.93	$20.36
Low	12.18	13.63	15.20	16.40
Close	16.14	14.26	16.42	17.52
Dividends declared	$0.13	$0.12	$0.12	$0.10

	September 30,	September 30,	September 30,	September 30,
	2010
	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$24,297	$24,186	$24,202	$23,824
Interest expense	4,229	4,393	4,526	4,572

Net interest income	20,068	19,793	19,676	19,252
Provision for loan losses	1,980	2,184	2,105	418

Net interest income, after provision for loan losses	18,088	17,609	17,571	18,834
Noninterest income	5,274	5,131	4,966	4,083
Noninterest expense	16,373	14,936	14,870	14,738

Income before income taxes	6,989	7,804	7,667	8,179
Income tax expense	1,891	2,141	2,469	2,851

Net income	$5,098	$5,663	$5,198	$5,328

Preferred stock dividends	933	932	931	929

Net income applicable to common shareholders	$4,165	$4,731	$4,267	$4,399

Earnings per common share (1):
Basic	$0.38	$0.44	$0.39	$0.41
Diluted	0.38	0.43	0.39	0.40
Market price (NASDAQ: FISI):
High	$20.74	$19.94	$19.48	$15.40
Low	16.80	14.14	14.07	10.91
Close	18.97	17.66	17.76	14.62
Dividends declared	$0.10	$0.10	$0.10	$0.10

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2011 FOURTH QUARTER RESULTS

Net income was $5.8 million for the fourth quarter of 2011 compared with $5.1 million for the fourth quarter of 2010. After preferred dividends, fourth quarter diluted earnings per share for 2011 was $0.39 compared with $0.38 per share for the fourth quarter of 2010.

Net interest income totaled $21.2 million for the three months ended December 31, 2011, an increase of $1.1 million or 5% over the fourth quarter of 2010. Average earning assets increased $77.0 million during the fourth quarter 2011 compared to the same quarter last year, as a $127.4 million increase in average loans was partially offset by a $50.4 million decrease in investment securities and interest earning deposits.

The net interest margin on a tax-equivalent basis was 4.07% in the fourth quarter of 2011, compared with 4.01% in the fourth quarter of 2010. Our yield on earning-assets decreased 25 basis points in the fourth quarter of 2011 compared with the same quarter last year. This was due to the effect of reinvesting cash flows in the low interest rate environment. The cost of interest-bearing liabilities decreased 38 basis points compared with the fourth quarter of 2010, primarily a result of the redemption of our 10.20% junior subordinated debentures and the continued re-pricing of the our certificates of deposit.

The provision for loan losses was $2.2 million for the fourth quarter of 2011 compared with $2.0 million for the fourth quarter of 2010. Net charge-offs were $1.9 million, or 0.51% annualized, of average loans, up from $1.2 million, or 0.37% annualized, of average loans in the fourth quarter of 2010. Net charge-offs for the fourth quarter of 2011 includes $905 thousand for the charge-off of a commercial business relationship. See the sections “Allowance for Loan Losses” and “Non-performing Assets and Potential Problem Loans” for additional information on net charge-offs and non-performing loans.

Noninterest income totaled $5.8 million for the fourth quarter of 2011, a 9% increase over the fourth quarter of 2010. The majority of the increase related to higher pre-tax net gains from the sale of investment securities of $656 thousand during the fourth of quarter 2011 compared with $30 thousand during the fourth quarter of 2010.

Noninterest expense was $16.3 million for the fourth quarter of 2011, a decrease of $94 thousand million or 1% from the fourth quarter of 2010.

Income tax expense for the fourth quarter of 2011 was $2.7 million compared to $1.9 million for the fourth quarter of 2010. The change in income tax expense was primarily due to a $1.5 million increase in pretax income between the years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Part I, Item 1A, “Risks Factors”, and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

OVERVIEW

Business Overview

Financial Institutions, Inc. is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals and businesses primarily in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank, we provide a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through our nonbanking subsidiary, Five Star Investment Services, we provide brokerage and investment advisory services to supplement our banking business.

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

Recent Developments

On January 19, 2012, Five Star Bank entered into an agreement to acquire four retail banking branches currently owned by HSBC Bank USA, N.A. located in Elmira, Elmira Heights, Horseheads and Albion, New York and four retail banking branches currently owned by First Niagara Bank, N.A located in Medina, Waterloo, Batavia and Brockport, New York. The deposits associated with these branches total approximately $376 million, while loans total approximately $94 million. The transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close by the end of the third quarter of this year.

2011 Significant Events

Common Stock Offering. In March 2011, we completed the sale of 2,813,475 shares of our common stock through an underwritten public offering at a price of $16.35 per share in an effort to restructure our capital position and improve the quality of our capital. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, amounted to $43.1 million. A portion of the proceeds from this offering was used to redeem our Series A preferred stock and the junior subordinated debentures.

Redemption of Series A Preferred Stock. In March 2011, we completed the full redemption of our $37.5 million Series A preferred stock issued in connection with the TARP Capital Purchase Program. The redemption resulted in a one-time, non-cash redemption charge of $1.2 million, reflecting the accelerated accretion of the remaining discount on the preferred stock, which reduced 2011 diluted earnings per common share by $0.09.

The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to our ability to declare and pay dividends and repurchase our common stock, as well as certain restrictions associated with executive compensation.

In May 2011, we repurchased the warrant to purchase up to 378,175 shares of our common stock at an exercise price of $14.88 per share issued to the Treasury. The repurchase price of $2.1 million was recorded as a reduction of additional paid-in capital.

Redemption of Junior Subordinated Debentures. In August 2011, we redeemed all of the 10.20% junior subordinated debentures at a redemption price equaling 105.1% of the principal amount redeemed, plus all accrued and unpaid interest. As a result of the redemption, we recognized a loss on extinguishment of debt of $1.1 million, consisting of the redemption premium of $852 thousand and a write-off of the remaining unamortized issuance costs of $231 thousand, which reduced 2011 diluted earnings per common share by $0.05.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2011 Performance Summary

Our net income was $22.8 million for the year ended December 31, 2011, compared to a net income of $21.3 million for the year ended December 31, 2010. For 2011, net income available to common shareholders was $19.6 million, or $1.49 per diluted common share. Net income available to common shareholders was $17.6 million for 2010, or $1.61 per diluted common share. Cash dividends of $0.47 and $0.40 per common share were declared in 2011 and 2010, respectively.

We had total assets of $2.336 billion at December 31, 2011 compared to $2.214 billion at December 31, 2010. At December 31, 2011, shareholders’ equity totaled $237.2 million with book value per common share at $15.92, compared to $212.1 million with book value per common share at $14.48 at the end of 2010. Tangible common equity to tangible common assets improved to 7.58% during 2011 from 5.65% in 2010. The Tier 1 capital ratio was 12.20% as of December 31, 2011 compared to 12.34% at December 31, 2010.

Key factors behind these results are discussed below.

•

At December 31, 2011, loans were $1.485 billion, up 10% from year-end 2010, primarily in commercial and consumer indirect loans, as we have focused our business development efforts in these areas in accordance with our strategic objectives. Total deposits at December 31, 2011, were $1.932 billion, up 3% from year-end 2010, primarily attributable to a $40.7 million increase in retail deposits. Our deposit mix remains favorably weighted in lower cost demand, savings and money market accounts, which comprised 64% of total deposits at the end of 2011.

•

Nonperforming loans were $7.1 million at December 31, 2011, compared to $7.6 million at December 31, 2010, as our loan portfolio continues to benefit from responsible underwriting and lending practices.

•

The provision for loan losses was $7.8 million and $6.7 million, respectively, for 2011 and 2010. Net charge-offs were $5.0 million in 2011 (or 0.36% of average loans) compared to $7.0 million in 2010 (or 0.54% of average loans).

•

At year-end 2011, the allowance for loan losses of $23.3 million represented 1.57% of total loans (covering 329% of non-performing loans), compared to $20.5 million or 1.52% (covering 270% of non-performing loans) at year-end 2010.

•

Taxable equivalent net interest income was $83.9 million for 2011 or 4% higher than $80.7 million in 2010. Taxable equivalent interest income decreased $1.2 million, while interest expense decreased by $4.5 million. The increase in taxable equivalent net interest income was a function of a favorable volume variance (increasing taxable equivalent net interest income by $7.8 million), partially offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $4.5 million).

•	The net interest margin for 2011 was 4.04%, 3 basis points lower than 4.07% in 2010.

•

Noninterest income was $23.9 million for 2011 compared to $19.5 million for 2010. Core fee-based revenues (defined as service charges on deposit accounts, ATM and debit fees, and broker-dealer fees and commissions) totaled $14.9 million, unchanged from 2010. Net mortgage banking income was $1.7 million for 2011, a slight decrease from $1.8 million in 2010.

•

Net investment securities gains (defined as net gain on sales and calls of investment securities and impairment charges on investment securities) were $3.0 million for 2011, compared to net investment securities losses of $425 thousand for 2010. During 2011 we recognized an additional $2.8 million in gains from the sale of investment securities and $576 thousand less in impairment charges than in 2010. The increase was primarily attributable to the net gain we experienced in 2011 in sales and calls of investment securities that included a gain of $2.3 million achieved on the sale of four pooled trust preferred securities that had previously been written down.

•

Noninterest expense for 2011 was $63.8 million, an increase of $2.9 million or 5% over 2010. Salaries and employee benefits increased $2.6 million, professional services increased by $420 thousand and we recognized a loss on extinguishment of debt of $1.1 million as a result of redeeming our 10.20% junior subordinated debentures. FDIC assessments decreased by $1.0 million and other noninterest expense decreased by $404 thousand. As previously disclosed, other noninterest expense for 2010 includes $1.0 million of losses relating to irregular instances of fraudulent debit card activity.

•	The efficiency ratio was 60.55% for 2011 and 60.36% for 2010.

•	Income tax expense for 2011 was $11.4 million compared to $9.4 million for 2010. The change in income tax expense was primarily due to a $3.6 million increase in pretax income between the years.

MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest income per consolidated statements of income	$95,118	$96,509	$94,482
Adjustment to fully taxable equivalent basis	2,062	1,895	2,692

Interest income adjusted to a fully taxable equivalent basis	97,180	98,404	97,174
Interest expense per consolidated statement of income	13,255	17,720	22,217

Net interest income on a taxable equivalent basis	$83,925	$80,684	$74,957

Taxable equivalent net interest income of $83.9 million for 2011 was $3.2 million or 4% higher than 2010. The impact of a decline in average yields on our assets was diminished by a 5% increase in interest-earning assets. The average balance of loans rose $98.4 million or 8% to $1.394 billion, reflecting growth in the commercial and consumer indirect loan portfolios, and the average balance of interest-earning assets rose $98.6 million to $2.080 billion. Consistent with our strategic plan, we continue to pursue loan development efforts in the commercial and consumer indirect lending portfolios in accordance with prudent underwriting standards.

The increase in taxable equivalent net interest income was a function of a favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $7.8 million), partially offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $4.5 million). The change in mix and volume of earning assets increased taxable equivalent interest income by $6.3 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $1.5 million, for a net favorable volume impact of $7.8 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $7.4 million, while changes in rates on interest-bearing liabilities lowered interest expense by $2.9 million, for a net unfavorable rate impact of $4.5 million.

The net interest margin for 2011 was 4.04% compared to 4.07% in 2010.

The slight decrease in net interest margin was attributable to a 3 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The interest rate spread remained unchanged from the year ended December 31, 2010 at 3.87%, as a 30 basis point decrease in the yield on earning assets offset the 30 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2011 and 2010. During 2011, the Federal Reserve disclosed that short-term interest rates would be held near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In January 2012, the Federal Reserve further announced that it is unlikely that the short-term interest rates will increase until at least 2014.

MANAGEMENTS DISCUSSION AND ANALYSIS

For 2011, the yield on average earning assets of 4.67% was 30 basis points lower than 2010. Loan yields decreased 33 basis points to 5.53%. Commercial mortgage and consumer indirect loans in particular, down 31 and 66 basis points, respectively, continued to experience lower yields given the competitive pricing pressures and re-pricing of loans in a low interest rate environment. The yield on investment securities dropped 38 basis points to 2.93%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $7.5 million.

The cost of average interest-bearing liabilities of 0.80% in 2011 was 30 basis points lower than 2010. The average cost of interest-bearing deposits was 0.74% in 2011, 23 basis points lower than 2010, reflecting the low-rate environment, mitigated by a focus on product pricing to retain balances. The cost of borrowings decreased 175 basis points to 1.58% for 2011, primarily a result of the redemption of the 10.20% junior subordinated debentures. The interest-bearing liability rate changes reduced interest expense by $2.9 million.

Average interest-earning assets of $2.080 billion in 2011 were $98.6 million or 5% higher than 2010. Average investment securities increased $5.0 million while average loans increased $98.4 million or 8%. Commercial loans increased $42.1 million and consumer loans increased $73.5 million, offset by a $17.2 million decrease in residential mortgage loans.

Average interest-bearing liabilities of $1.662 billion in 2011 were up $51.6 million or 3% versus 2010. The impacts of the recent recession have positively impacted our deposit balances, as consumers tend to save more when consumer confidence is low. On average, interest-bearing deposits grew $22.8 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $38.4 million. Average borrowings increased $28.9 million, representing a $50.0 million increase and $21.1 million decrease in short-term and long-term borrowings, respectively.

MANAGEMENTS DISCUSSION AND ANALYSIS

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

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	Years ended December 31,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$140	$—	0.20%	$5,034	$10	0.21%	$37,214	$82	0.22%
Investment securities:
Taxable	545,112	14,185	2.60	571,856	17,101	2.99	454,552	16,466	3.62
Tax-exempt	140,657	5,890	4.19	108,900	5,416	4.97	155,054	7,920	5.11

Total investment securities	685,769	20,075	2.93	680,756	22,517	3.31	609,606	24,386	4.00
Loans:
Commercial business	215,598	10,311	4.78	206,167	9,939	4.82	204,235	9,612	4.71
Commercial mortgage	370,843	21,216	5.72	338,149	20,389	6.03	306,763	19,309	6.29
Residential mortgage	121,742	6,868	5.64	138,954	8,157	5.87	161,055	9,701	6.02
Home equity	216,428	9,572	4.42	202,189	9,224	4.56	193,929	9,121	4.70
Consumer indirect	444,527	26,549	5.97	382,977	25,379	6.63	313,239	21,838	6.97
Other consumer	24,686	2,589	10.49	26,950	2,789	10.35	30,791	3,125	10.15

Total loans	1,393,824	77,105	5.53	1,295,386	75,877	5.86	1,210,012	72,706	6.01

Total interest-earning assets	2,079,733	97,180	4.67	1,981,176	98,404	4.97	1,856,832	97,174	5.23

Less: Allowance for loan losses	21,567			20,883			20,355

Other noninterest-earning assets	218,983			206,303			197,439

Total assets	$2,277,149			$2,166,596			$2,033,916

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$383,122	614	0.16	$382,517	705	0.18	$365,873	772	0.21
Savings and money market	451,030	1,056	0.23	414,953	1,133	0.27	383,697	1,090	0.28
Certificates of deposit	712,411	9,764	1.37	726,330	13,015	1.79	685,259	17,228	2.51

Total interest-bearing deposits	1,546,563	11,434	0.74	1,523,800	14,853	0.97	1,434,829	19,090	1.33
Short-term borrowings	99,122	500	0.50	49,104	365	0.74	43,092	270	0.63
Long-term borrowings	15,905	1,321	8.31	37,043	2,502	6.75	46,913	2,857	6.09

Total borrowings	115,027	1,821	1.58	86,147	2,867	3.33	90,005	3,127	3.47

Total interest-bearing liabilities	1,661,590	13,255	0.80	1,609,947	17,720	1.10	1,524,834	22,217	1.46

Noninterest-bearing deposits	368,268			329,853			293,852
Other liabilities	15,041			15,485			20,890
Shareholders’ equity	232,250			211,311			194,340

Total liabilities and shareholders’ equity	$2,277,149			$2,166,596			$2,033,916

Net interest income (tax-equivalent)		$83,925			$80,684			$74,957

Interest rate spread			3.87%			3.87%			3.77%

Net earning assets	$418,143			$371,229			$331,998

Net interest margin (tax-equivalent)			4.04%			4.07%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.17%			123.06%			121.77%

MANAGEMENTS DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Change from 2011 to 2010			Change from 2010 to 2009
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and other interest-earning deposits	$(5)	$(5)	$(10)	$(65)	$(7)	$(72)
Investment securities:
Taxable	(772)	(2,144)	(2,916)	3,807	(3,172)	635
Tax-exempt	1,418	(944)	474	(2,300)	(204)	(2,504)

Total investment securities	646	(3,088)	(2,442)	1,507	(3,376)	(1,869)
Loans:
Commercial business	452	(80)	372	92	235	327
Commercial mortgage	1,905	(1,078)	827	1,916	(836)	1,080
Residential mortgage	(980)	(309)	(1,289)	(1,302)	(242)	(1,544)
Home equity	636	(288)	348	382	(279)	103
Consumer indirect	3,829	(2,659)	1,170	4,665	(1,124)	3,541
Other consumer	(237)	37	(200)	(396)	60	(336)

Total loans	5,605	(4,377)	1,228	5,357	(2,186)	3,171

Total interest income	6,246	(7,470)	(1,224)	6,799	(5,569)	1,230

Interest expense:
Deposits:
Interest-bearing demand	1	(92)	(91)	34	(101)	(67)
Savings and money market	93	(170)	(77)	86	(43)	43
Certificates of deposit	(245)	(3,006)	(3,251)	982	(5,195)	(4,213)

Total interest-bearing deposits	(151)	(3,268)	(3,419)	1,102	(5,339)	(4,237)
Short-term borrowings	281	(146)	135	41	54	95
Long-term borrowings	(1,662)	481	(1,181)	(644)	289	(355)

Total borrowings	(1,381)	335	(1,046)	(603)	343	(260)

Total interest expense	(1,532)	(2,933)	(4,465)	499	(4,996)	(4,497)

Net interest income	$7,778	$(4,537)	$3,241	$6,300	$(573)	$5,727

MANAGEMENTS DISCUSSION AND ANALYSIS

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $7.8 million for the year ended December 31, 2011 compared with $6.7 million for 2010. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Service charges on deposits	$8,679	$9,585	$10,065
ATM and debit card	4,359	3,995	3,610
Broker-dealer fees and commissions	1,829	1,283	1,022
Company owned life insurance	1,424	1,107	1,096
Loan servicing	835	1,124	1,308
Net gain on sale of loans held for sale	880	650	699
Net gain on sales and calls of investment securities	3,003	169	3,429
Impairment charges on investment securities	(18)	(594)	(4,666)
Net gain (loss) on sale and disposal of other assets	67	(203)	180
Other	2,867	2,338	2,052

Total noninterest income	$23,925	$19,454	$18,795

The components of noninterest income fluctuated as discussed below.

Service charges on deposits were $8.7 million in 2011, which was $906 thousand or 9% lower than 2010. The decrease was primarily due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage for certain types of electronic banking activities.

ATM and debit card income was $4.4 million for 2011, an increase of $364 thousand or 9%, compared to 2010. The increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.

Broker-dealer fees and commissions were up $546 thousand or 43%, compared to 2010. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during 2011 as a result of improving market and economic conditions and our renewed focus on this line of business.

Company owned life insurance income was up $317 thousand or 29% for the year ended December 31, 2011 compared to the same period in 2010. The increase was the result of an additional $18.0 million investment in company owned life insurance during the third quarter of 2011.

Loan servicing income represents fees earned for servicing mortgage and indirect auto loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was down $289 thousand or 26% the year ended December 31, 2011 compared to 2010. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and write-downs on capitalized mortgage servicing assets.

Net gain on loans held for sale was $880 thousand in 2011, an increase of $230 thousand or 35%, compared to 2010, mainly due to the $153 thousand gain relating to the servicing retained sale of $13.0 million of indirect auto loans during the third quarter of 2011.

Net gains from the sales of investment securities were $3.0 million for the year ended December 31, 2011, compared to $169 thousand in 2010. The current year includes net gains of $2.3 million from the sale of four pooled trust-preferred securities that had been written down in prior periods and included in non-performing assets. We continue to monitor the market for the trust-preferred securities and evaluate the potential for future dispositions. Net gains of $730 thousand from the sale of eight mortgage-backed securities were also recognized during 2011. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $529 thousand or 23% for the year ended December 31, 2011, compared to 2010. Other noninterest income for 2011 includes $152 thousand related to insurance proceeds received for losses relating to an irregular instance of fraudulent debit card activity recorded in the fourth quarter of 2010. Merchant services fees paid by customers for account management and electronic processing of transactions and income from our capital investment in several limited partnerships also contributed to the 2011 increases.

MANAGEMENTS DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Salaries and employee benefits	$35,439	$32,811	$33,634
Occupancy and equipment	10,868	10,818	11,062
Computer and data processing	2,437	2,487	2,340
Professional services	2,617	2,197	2,524
Supplies and postage	1,778	1,772	1,846
FDIC assessments	1,513	2,507	3,651
Advertising and promotions	1,259	1,121	949
Loss on extinguishment of debt	1,083	—	—
Other	6,800	7,204	6,771

Total noninterest expense	$63,794	$60,917	$62,777

The components of noninterest expense fluctuated as discussed below.

Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $35.4 million for 2011, up $2.6 million or 8% from 2010. Average full-time equivalent employees (“FTEs”) were 576 for 2011, about the same as 577 for last year. Salary-related expenses increased $2.0 million for the year ended December 31, 2011, compared to 2010, reflecting an increase in estimated incentive compensation, which was previously limited under the TARP Capital Purchase Program. Fringe benefit expenses increased $672 thousand or 9%, primarily attributable to higher medical expenses.

Professional services expense of $2.6 million in 2011 increased $420 thousand or 19% from 2010. Professional fees increased primarily due to legal and shareholder expenses related to our common stock offering and redemption of both our Series A preferred stock and junior subordinated debentures.

FDIC assessments decreased $1.0 million for the year ended December 31, 2011, compared to 2010, primarily a result of changes implemented by the FDIC in the method of calculating assessment rates which became effective in the second quarter of 2011.

Advertising and promotions expenses were $138 thousand or 12% higher in 2011 compared to 2010 due to increases in business development expenses and the opening of a new branch in suburban Rochester in the third quarter of 2011.

We redeemed all of the 10.20% junior subordinated debentures during 2011. As a result of the redemption, we recognized a loss on extinguishment of debt of $1.1 million, consisting of a redemption premium of $852 thousand and a write-off of the remaining unamortized issuance costs of $231 thousand.

Other noninterest expense decreased $404 thousand or 6% during 2011 compared to 2010. The 2010 expense includes a loss of approximately $1.0 million relating to irregular instances of fraudulent debit card activity.

The efficiency ratio for the year ended December 31, 2011 was 60.55% compared with 60.36% for 2010. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluations and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

We recognized income tax expense of $11.4 million for 2011 compared to $9.4 million for 2010. The change was due in part to a $3.6 million increase in pretax income between the years. In addition, during 2010, we recorded non-recurring tax benefits of $1.2 million related to valuation of our deferred tax assets as a result of the NYS repeal of the experience method for determining bad debts and re-valuing at the highest Federal statutory rate of 35%. Our effective tax rates were 33.4% in 2011 and 30.5% in 2010. Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. Our income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits.

MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Net Interest Income and Net Interest Margin

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $78.8 million in 2010, compared to $72.3 million in 2009. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a tax rate of 35% for 2010 and 34% for 2009) of $1.9 million and $2.7 million for 2010 and 2009, respectively, resulted in fully taxable equivalent net interest income of $80.7 million in 2010 and $75.0 million in 2009.

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

The increase in taxable equivalent net interest income was a function of a favorable volume variance (because balance sheet changes in both volume and mix increased taxable equivalent net interest income by $6.3 million), partially offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $573 thousand). The change in mix and volume of earning assets increased taxable equivalent interest income by $6.8 million, while the change in volume and composition of interest-bearing liabilities increased interest expense by $499 thousand, for a net favorable volume impact of $6.3 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $5.6 million, while changes in rates on interest-bearing liabilities lowered interest expense by $5.0 million, for a net unfavorable rate impact of $573 thousand.

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

Average interest-bearing liabilities of $1.610 billion in 2010 were up $85.1 million or 6% versus 2009, mainly attributable to higher average retail deposit balances. The impacts of the recent recession have had a positive impact on our deposit balances, as consumers tend to save more conservatively when consumer confidence is low. On average, interest-bearing deposits grew $89.0 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $36.0 million. Average borrowings decreased $3.9 million, net of the $6.0 million increase and $9.9 million decrease in short-term and long-term borrowings, respectively.

Provision for Loan Losses

The provision for loan losses was $6.7 million for the year ended December 31, 2010 compared with $7.7 million for 2009.

MANAGEMENTS DISCUSSION AND ANALYSIS

Noninterest Income

Service charges on deposits were $9.6 million in 2010, which was $480 thousand or 5% lower than 2009. The decrease was primarily attributable to lower nonsufficient funds fees in 2010, which were down $407 thousand to $7.9 million. In November 2009, the FRB issued a final rule that, effective July 1, 2010, prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions, commonly referred to as “Reg.-E”. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

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

We recognized $425 thousand in net losses on investment securities during the year ended December 31, 2010 as compared to $1.2 million of net losses during the same period in 2009. The investment security net losses for 2010 resulted from other-than-temporary impairment charges of $594 thousand, partly offset by $169 thousand of gains from sales and calls of investment securities. The 2010 OTTI charges primarily related to pooled trust preferred securities that were designated as impaired in the first quarter of that year due to credit quality. The $1.2 million of investment security losses for 2009 are a result of $4.7 million of other-than-temporary impairment charges, partly offset by $3.4 million of gains on the sale of securities.

Noninterest Expense

Salaries and employee benefits was $32.8 million for 2010, down $823 thousand or 2% from 2009. Average full-time equivalent employees (“FTEs”) were 577 for 2010, down 2% from 586 for 2009. Salary-related expenses were relatively unchanged at $25.3 million for 2010 and $25.2 million for 2009. Fringe benefit expenses decreased $876 thousand or 10%, primarily attributable to lower pension costs.

FDIC assessments, comprised mostly of deposit insurance paid to the FDIC, decreased $1.1 million for the year ended December 31, 2010, due primarily to the one-time special assessment of $923 thousand incurred in the second quarter of 2009. FDIC assessment rates have also declined as a result of our improved financial ratios, upon which the assessment rate is based.

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

MANAGEMENTS DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2011, we had total assets of $2.336 billion, an increase of 6% from $2.214 billion as of December 31, 2010, primarily a result of the continued core business growth in both loans and deposits. Net loans were $1.462 billion as of December 31, 2011, up $136.0 million, or 10%, when compared to $1.326 billion as of December 31, 2010. The increase in net loans was primarily attributed to the continued expansion of the indirect lending program in existing and new markets and commercial business development efforts. Non-performing assets totaled $9.2 million as of December 31, 2011, up $292 thousand from a year ago. An increase in non-performing investment securities for which we have stopped accruing interest was partly offset by a decrease in non-performing loans and a decrease in foreclosed assets. Total deposits amounted to $1.932 billion and $1.883 billion as of December 31, 2011 and 2010, respectively. As of December 31, 2011, borrowed funds totaled $150.7 million, compared to $103.9 million as of December 31, 2010. Book value per common share was $15.92 and $14.48 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 our total shareholders’ equity was $237.2 million compared to $212.1 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of the available for sale and held to maturity security portfolios (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Investment Securities Portfolio Composition
	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$94,947	$97,712	$141,591	$140,784	$134,564	$134,105
State and political subdivisions	119,099	124,424	105,622	105,666	80,812	83,659
Mortgage-backed securities:
Agency mortgage-backed securities	390,375	401,596	414,502	417,709	356,044	356,355
Non-Agency mortgage-backed securities	327	2,089	981	1,572	5,087	5,160
Asset-backed securities	297	1,697	564	637	1,295	1,222

Total available for sale securities	605,045	627,518	663,260	666,368	577,802	580,501
Securities held to maturity:
State and political subdivisions	23,297	23,964	28,162	28,849	39,573	40,629

Total investment securities	$628,342	$651,482	$691,422	$695,217	$617,375	$621,130

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

MANAGEMENTS DISCUSSION AND ANALYSIS

As of December 31, 2011, management does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

The table below summarizes unrealized losses in each category of the securities portfolio at the end of the periods indicated (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Unrealized Losses on Investment Securities
	At December 31,
	2011		2010		2009
	Unrealized	% of	Unrealized	% of	Unrealized	% of
	Losses	Total	Losses	Total	Losses	Total
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$5	11.9%	$1,965	31.6%	$545	19.8%
State and political subdivisions	11	26.2	1,472	23.6	3	0.1
Mortgage-backed securities:
Agency mortgage-backed securities	26	61.9	2,655	42.7	1,638	59.3
Non-Agency mortgage-backed securities	—	—	—	—	330	12.0
Asset-backed securities	—	—	131	2.1	244	8.8

Total investment securities	$42	100.0%	$6,223	100.0%	$2,760	100.0%

There were no unrealized losses on investment securities classified as held to maturity as of December 31, 2011, 2010 and 2009.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2011, there were five securities in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $5 thousand. Of these, four were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $5.3 million and unrealized losses of $4 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2011.

State and Political Subdivisions. As of December 31, 2011, the state and political subdivisions (“municipals”) portfolio totaled $147.7 million, of which $124.4 million was classified as available for sale. As of that date, $23.3 million was classified as held to maturity with a fair value of $24.0 million. As of December 31, 2011, there were three municipals in an unrealized loss position, all of which were available for sale. Of these, one was in an unrealized loss position for 12 months or longer, and had an aggregate amortized cost of $655 thousand and an unrealized loss of $9 thousand.

Although there has been a considerable amount of negative information regarding municipal entities in certain states in the U.S., our portfolio is concentrated in municipalities within our geographic footprint and there is currently no indication that the underlying credit issuers (counties, towns, villages, cities, schools, etc.) are likely to default on their debt. Additionally, most of the available for sale bonds are General Obligation issues that require the taxing authority to increase taxes as needed to repay the bond holders.

Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2011, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily GNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

MANAGEMENTS DISCUSSION AND ANALYSIS

As of December 31, 2011, there were six securities in the U.S. Government agencies and GSE portfolio that were in an unrealized loss position. Of these, only four were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $2.2 million and unrealized losses of $8 thousand. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2011, on such MBS to be credit related or other-than-temporary. As of December 31, 2011, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in three privately issued whole loan collateralized mortgage obligations with a fair value of $2.1 million and net unrealized gains of $1.8 million as of December 31, 2011. As of that date, each of the three non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position. During the fourth quarter of 2011 we recognized an OTTI charge of $18 thousand against one of the non-Agency MBS.

Asset-backed Securities (“ABS”). As of December 31, 2011, the fair value of the ABS portfolio totaled $1.7 million and consisted of positions in eleven securities, the majority of which are pooled trust preferred securities (“TPS”) issued primarily by financial institutions and, to a lesser extent, insurance companies located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments, we considered the TPS to be non-performing and stopped accruing interest on the investments during 2009.

Since the second quarter of 2008, we have written down each of the securities in the ABS portfolio, resulting in aggregate OTTI charges of $22.5 million through December 31, 2011. We expect to recover the remaining amortized cost of $297 thousand on the securities. As of December 31, 2011, each of the securities in the ABS portfolio was rated below investment grade. None of these securities were in an unrealized loss position.

The market for these securities began to improve during the second quarter of 2011, resulting in substantial increases to their fair value since the beginning of the year. During that time, there were no additions to the portfolio as the increase relates solely to an increase in the fair value of the securities in the portfolio. During 2011, we recognized gains totaling $2.3 million from the sale of four ABS securities. The four securities had a fair value of $251 thousand at December 31, 2010. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2011, our ownership of FHLB and FRB stock totaled $6.8 million and $3.9 million, respectively and is included in other assets and recorded at cost.

MANAGEMENTS DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $1.485 billion at December 31, 2011, an increase of $138.8 million or 10% from December 31, 2010. Commercial loans increased $63.1 million or 11% and represented 42.2% of total loans at the end of 2011. Residential mortgage loans were $113.9 million, down $15.7 million or 12% and represented 7.7% of total loans compared to 9.6% at December 31, 2010 while consumer loans increased $91.3 million to represent 50.1% of total loans at December 31, 2011 and 48.5% at December 31, 2010. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	Loan Portfolio Composition
	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$233,836	15.7%	$211,031	15.7%	$206,383	16.3%	$180,100	16.1%	$157,550	16.3%
Commercial mortgage	393,244	26.5	352,930	26.2	330,748	26.2	285,383	25.5	272,394	28.3

Total commercial	627,080	42.2	563,961	41.9	537,131	42.5	465,483	41.6	429,944	44.6

Residential mortgage	113,911	7.7	129,580	9.6	144,215	11.4	177,683	15.8	166,863	17.3

Home equity	231,766	15.6	208,327	15.5	200,684	15.9	189,794	16.9	194,144	20.1
Consumer indirect	487,713	32.9	418,016	31.1	352,611	27.9	255,054	22.8	134,977	14.0
Other consumer	24,306	1.6	26,106	1.9	29,365	2.3	33,065	2.9	38,245	4.0

Total consumer	743,785	50.1	652,449	48.5	582,660	46.1	477,913	42.6	367,366	38.1

Total loans	1,484,776	100.0%	1,345,990	100.0%	1,264,006	100.0%	1,121,079	100.0%	964,173	100.0%
Allowance for loan losses	23,260		20,466		20,741		18,749		15,521

Total loans, net	$1,461,516		$1,325,524		$1,243,265		$1,102,330		$948,652

The decrease in residential mortgage loans from $144.2 million to $129.6 million to $113.9 million for the periods ending December 31, 2009, 2010 and 2011, respectively, and the increase in consumer indirect loans from $352.6 million to $418.0 million to $487.7 million for the same periods reflects a strategic shift to increase our consumer indirect loan portfolio, while placing less emphasis on expanding our residential mortgage loan portfolio, coupled with our practice of selling the majority of our fixed-rate residential mortgages in the secondary market with servicing rights retained.

Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and consumer loans, inferring higher potential losses on an individual customer basis. Commercial loans increased during 2011 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The Company participates in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2011, the principal balance of such loans (included in commercial loans) was $60.1 million and the guaranteed portion amounted to $42.5 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $233.8 million at the end of 2011, up $22.8 million or 11% since year-end 2010, and comprised 15.7% of total loans outstanding at December 31, 2011 and 2010. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. Within the commercial business classification, loans to finance agricultural production totaled approximately 1% of commercial business loans as of December 31, 2011. As of December 31, 2011, commercial business SBA loans accounted for a total of $32.9 million or 14% of our commercial business loan portfolio.

Commercial mortgage loans totaled $393.2 million at December 31, 2011, up $40.3 million or 11% from December 31, 2010, and comprised 26.5% of total loans, compared to 26.2% at December 31, 2010. Commercial mortgage includes both owner occupied and non-owner occupied commercial real estate loans. Approximately 45% and 51% of the commercial mortgage portfolio at December 31, 2011 and 2010, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2011, commercial mortgage SBA loans accounted for a total of $20.5 million or 5% of our commercial mortgage loan portfolio.

MANAGEMENTS DISCUSSION AND ANALYSIS

Our current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing and / or pre-sales, minimum debt-service coverage ratios, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 85%, with lower limits established for certain higher risk types, such as raw land which has a 65% LTV maximum. Our LTV guidelines are in compliance with regulatory supervisory limits.

Residential mortgage loans totaled $113.9 million at the end of 2011, down $15.7 million or 12% from the prior year and comprised 7.7% of total loans outstanding at December 31, 2011 and 9.6% at December 31, 2010. Residential mortgage loans include conventional first lien home mortgages and we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, the majority of our fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained.

Our underwriting guidelines for consumer-related real estate loans include a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production in 2011 was 755 comparable to 759 in 2010. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

Consumer loans totaled $743.8 million at December 31, 2011, up $91.3 million or 14% compared to 2010, and represented 50.1% of the 2011 year-end loan portfolio versus 48.5% at year-end 2010. Loans in this classification include indirect consumer, home equity and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Consumer indirect loans amounted to $487.7 million at December 31, 2011 up $69.7 million or 17% compared to 2010, and represented 32.9% of the 2011 year-end loan portfolio versus 31.1% at year-end 2010. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2011, we originated $266.7 million in indirect loans with a mix of approximately 46% new auto and 54% used vehicles. This compares with $204.4 million in indirect loans with a mix of approximately 33% new auto and 67% used vehicles for the same period in 2010. The increase in loans for new autos reflects changes in market conditions in 2011. We do business with nearly 400 franchised auto dealers located in Western and Central New York, the Capital District of New York and Northern Pennsylvania.

Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions. Home equities amounted to $231.8 million at December 31, 2011 up $23.4 million or 11% compared to 2010, and represented 15.6% of the 2011 year-end loan portfolio versus 15.5% at year-end 2010. The portfolio had a weighted average LTV at origination of approximately 53% and 52% at December 31, 2011 and 2010, respectively. Approximately 69% of the loans in the home equity portfolio are first lien positions at December 31, 2011, compared to 63% at December 31, 2010.

Other consumer loans totaled $24.3 million at December 31, 2011, down $1.8 million or 7% compared to 2010, and represented 1.6% of the 2011 year-end loan portfolio versus 1.9% at year-end 2010. Other consumer consists of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENTS DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $2.4 million and $3.1 million as of December 31, 2011 and 2010, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $297.8 million and $328.9 million as of December 31, 2011 and 2010, respectively.

During 2011, we sold $13.0 million of indirect auto loans, recognizing a gain of $153 thousand. The loans were reclassified from portfolio to loans held for sale during the second quarter of 2011. As of December 31, 2011, a loan servicing asset for the sold and serviced indirect auto loans of $574 thousand is included in other assets in the consolidated statements of financial condition.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Loan Loss Analysis
	Year Ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan losses, beginning of year	$20,466	$20,741	$18,749	$15,521	$17,048
Charge-offs:
Commercial business	1,346	3,426	2,360	720	618
Commercial mortgage	751	263	355	1,192	439
Residential mortgage	152	290	225	320	319
Home equity	449	259	195	110	255
Consumer indirect	4,713	4,669	3,637	2,011	988
Other consumer	877	909	1,058	1,106	1,276

Total charge-offs	8,288	9,816	7,830	5,459	3,895
Recoveries:
Commercial business	401	326	428	684	1,140
Commercial mortgage	245	501	150	315	216
Residential mortgage	90	21	12	26	50
Home equity	44	36	20	19	12
Consumer indirect	2,066	1,485	1,030	548	235
Other consumer	456	485	480	544	599

Total recoveries	3,302	2,854	2,120	2,136	2,252

Net charge-offs	4,986	6,962	5,710	3,323	1,643
Provision for loan losses	7,780	6,687	7,702	6,551	116

Allowance for loan losses, end of year	$23,260	$20,466	$20,741	$18,749	$15,521

Net charge-offs to average loans	0.36%	0.54%	0.47%	0.32%	0.18%
Allowance to end of period loans	1.57%	1.52%	1.64%	1.67%	1.61%
Allowance to end of period non-performing loans	329%	270%	239%	229%	192%

MANAGEMENTS DISCUSSION AND ANALYSIS

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	Allowance for Loan Losses by Loan Category
	At December 31,
	2011		2010		2009		2008		2007
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial business	$4,036	15.7%	$3,712	15.7%	$4,407	16.3%	$3,300	16.1%	$2,505	16.3%
Commercial mortgage	6,418	26.5	6,431	26.2	6,638	26.2	4,635	25.5	4,640	28.3
Residential mortgage	858	7.7	1,013	9.6	1,251	11.4	2,516	15.8	1,763	17.3
Home equity	1,242	15.6	972	15.5	1,043	15.9	2,374	16.9	1,869	20.1
Consumer indirect	10,189	32.9	7,754	31.1	6,837	27.9	5,152	22.8	2,284	14.0
Other consumer	517	1.6	584	1.9	565	2.3	772	2.9	798	4.0
Unallocated (1)	—	—	—	—	—	—	—	—	1,662	—

Total	$23,260	100.0%	$20,466	100.0%	$20,741	100.0%	$18,749	100.0%	$15,521	100.0%

(1)

During 2008, management revised estimation techniques related to allocation of the allowance to specific loan segments. The result was the elimination of the unallocated portion of the allowance for loan losses and allocation of the entire balance to specific loan segments.

Management believes that the allowance for loan losses at December 31, 2011 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Non-performing Assets
	At December 31,
	2011	2010	2009	2008	2007
Non-accruing loans:
Commercial business	$1,259	$947	$650	$510	$839
Commercial mortgage	2,928	3,100	2,288	2,670	3,294
Residential mortgage	1,644	2,102	2,376	3,365	2,987
Home equity	682	875	880	1,143	661
Consumer indirect	558	514	621	445	278
Other consumer	—	41	7	56	16

Total non-accruing loans	7,071	7,579	6,822	8,189	8,075
Restructured accruing loans	—	—	—	—	—
Accruing loans contractually past due over 90 days	5	3	1,859	7	2

Total non-performing loans	7,076	7,582	8,681	8,196	8,077
Foreclosed assets	475	741	746	1,007	1,421
Non-performing investment securities	1,636	572	1,015	49	—

Total non-performing assets	$9,187	$8,895	$10,442	$9,252	$9,498

Non-performing loans to total loans	0.48%	0.56%	0.69%	0.73%	0.84%
Non-performing assets to total assets	0.39%	0.40%	0.51%	0.48%	0.51%

MANAGEMENTS DISCUSSION AND ANALYSIS

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2011 were $9.2 million, an increase of $292 thousand from the $8.9 million balance at December 31, 2010. The primary component of non-performing assets is non-performing loans, which were $7.1 million at December 31, 2011, a decrease of $508 thousand from the $7.6 million balance at December 31, 2010.

Approximately $3.1 million, or 44%, of the $7.1 million in non-performing loans as of December 31, 2011 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. For non-accruing loans outstanding as of December 31, 2011, the amount of interest income forgone totaled $438 thousand. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $90 thousand at December 31, 2011. We had no TDRs that were accruing interest as of December 31, 2011.

The ratio of non-performing loans to total loans was 0.48% at December 31, 2011, compared to 0.56% at December 31, 2010. This ratio continues to compare favorably to the average of our peer group, which was 3.26% of total loans at September 30, 2011, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council—Bank Holding Company Performance Report as of September 30, 2011—Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 8 properties totaling $475 thousand at December 31, 2011 and 13 properties totaling $741 thousand at December 31, 2010.

Non-performing investment securities for which we have stopped accruing interest were $1.6 million at December 31, 2011, compared to $572 thousand at December 31, 2010. Non-performing investment securities are included in non-performing assets at fair value and represent pooled trust preferred securities. The market for these securities began to improve during the second quarter of 2011, resulting in substantial increases to their fair value since the beginning of the year. There have been no securities transferred to non-performing status since the first quarter of 2009. During 2011, we recognized gains of $2.3 million from the sale of four of the 14 securities classified as non-performing at December 31, 2010. The securities had a fair value of $251 thousand at December 31, 2010.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $8.6 million and $11.5 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2011 and 2010, respectively.

MANAGEMENTS DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$393,421	20.3%	$350,877	18.6%	$324,303	18.6%
Interest-bearing demand	362,555	18.8	374,900	19.9	363,698	20.9
Savings and money market	474,947	24.6	417,359	22.2	368,603	21.1
Certificates of deposit < $100,000	486,496	25.2	555,840	29.5	512,969	29.5
Certificates of deposit of $100,000 or more	214,180	11.1	183,914	9.8	173,382	9.9

Total deposits	$1,931,599	100.0%	$1,882,890	100.0%	$1,742,955	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2011, total deposits were $1.932 billion, representing an increase of $48.7 million for the year. Certificates of deposit were approximately 36% and 39% of total deposits at December 31, 2011 and 2010, respectively. Depositors were hesitant to invest in certificates of deposit for long periods due to the low rate environment and, as a result, reduced both the amount they placed in time deposits and the maturity terms.

Nonpublic deposits, the largest component of our funding sources, represented 80% of total deposits and totaled $1.541 billion and $1.501 billion as of December 31, 2011 and 2010, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

We had no traditional brokered deposits at December 31, 2011 or 2010, however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $46.5 million at December 31, 2011.

As an additional source of funding, we offer a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. As of December 31, 2011, total public deposits were $390.2 million or 20% of total deposits, compared to $382.2 million or 20% of total deposits, as of December 31, 2010. In general, the number of public relationships remained stable in comparison to the prior year.

Borrowings

Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Short-term borrowings:
Federal funds purchased	$11,597	$38,200
Repurchase agreements	36,301	38,910
Short-term FHLB borrowings	102,800	—

Total short-term borrowings	150,698	77,110

Long-term borrowings:
FHLB advances and repurchase agreements	—	10,065
Junior subordinated debentures	—	16,702

Total long-term borrowings	—	26,767

Total borrowings	$150,698	$103,877

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement.

MANAGEMENTS DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $36 million of immediate credit capacity with FHLB as of December 31, 2011. We had approximately $387 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at December 31, 2011. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $107 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2011.

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of U.S. Government agencies. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $11.6 million and $38.2 million at December 31, 2011 and 2010, respectively. Repurchase agreements are secured overnight borrowings with customers. These short-term repurchase agreements amounted to $36.3 million and $38.9 million as of December 31, 2011 and 2010, respectively. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2011 consisted of $65.0 million in overnight borrowings and $37.8 million in short-term advances.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	September 30,	September 30,	September 30,
	At or for the Year Ended December 31,
	2011	2010	2009
Year-end balance	$150,698	$77,110	$59,543
Year-end weighted average interest rate	0.39%	0.21%	0.59%
Maximum outstanding at any month-end	$188,355	$77,110	$85,912
Average balance during the year	$99,122	$49,104	$43,092
Average interest rate for the year	0.50%	0.74%	0.63%

Long-term borrowings totaled $26.8 million at December 31, 2010 and consisted of $10.0 million in FHLB repurchase agreements, $65 thousand of FHLB amortizing advances and $16.7 million in 10.20% junior subordinated debentures. The $10.1 million of outstanding FHLB advances and repurchase agreements at December 31, 2010 were repaid upon maturity during 2011. During the third quarter of 2011, we redeemed all of the junior subordinated debentures and recognized a $1.1 million loss on the extinguishment of debt.

Shareholders’ Equity

Total shareholders’ equity was $237.2 million at December 31, 2011, an increase of $25.1 million from $212.1 million at December 31, 2010. During February 2011, we redeemed $12.5 million of Series A preferred stock issued to the U.S. Treasury. During March 2011, we successfully completed a follow-on common equity offering, issuing 2,813,475 shares of common stock at a price of $16.35 per share before associated offering expenses. After deducting underwriting and other offering costs, we received net proceeds of approximately $43.1 million. Prior to the end of the first quarter of 2011, we utilized a portion of the net proceeds to redeem the remaining $25.0 million in Series A preferred stock. The warrant issued to the Treasury was repurchased for $2.1 million during the second quarter of 2011 and recorded as a reduction of additional paid-in capital. For detailed information on shareholders’ equity, see Note 11, Shareholders’ Equity, of the notes to consolidated financial statements.

The Company and Bank are subject to various regulatory capital requirements. At December 31, 2011, both the Company and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 10, Regulatory Matters, of the notes to consolidated financial statements.

GOODWILL

The carrying amount of goodwill totaled $37.4 million as of December 31, 2011 and 2010. The goodwill relates to our primary subsidiary and reporting unit, Five Star Bank. We perform a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant. We performed the annual goodwill impairment test as of September 30, 2011 and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. We test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Declines in the market value of our publicly traded stock price or declines in our ability to generate future cash flows may increase the potential that goodwill recorded on our consolidated statements of financial condition be designated as impaired and that we may incur a goodwill write-down in the future.

MANAGEMENTS DISCUSSION AND ANALYSIS

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

Our cash and cash equivalents were $57.6 million as of December 31, 2011, up from $39.1 million as of December 31, 2010. Our net cash provided by operating activities totaled $32.0 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $104.9 million, which included outflows for net loan origination funding of $157.1 million and inflows from net securities transactions of $60.3 million. Net cash provided by financing activities of $91.4 million was attributed to a $48.7 million increase in deposits, a $73.6 million increase in short-term borrowings and $43.1 million in net proceeds from the issuance of common stock, partly offset by the $37.5 million payment to redeem the Series A preferred stock, $26.8 million of long-term debt repayments and $7.6 million in dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	Within 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	Years	years	Total
On-Balance sheet:
Certificates of deposit (1)	$547,874	$102,661	$50,000	$141	$700,676
Supplemental executive retirement plans	159	318	318	549	1,344

Off-Balance sheet:
Limited partnership investments (2)	$594	$1,187	$593	$—	$2,374
Commitments to extend credit (3)	374,266	—	—	—	374,266
Standby letters of credit (3)	5,488	2,512	855	—	8,855
Operating leases	1,242	2,066	1,889	4,963	10,160

(1)

Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $77.7 million in three months or less; $32.4 million between three months and six months; $57.7 million between six months and one year; and $46.4 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $6.1 million, of which we have contributed $3.7 million as of December 31, 2011, including $407 thousand during 2011.

(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 9, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENTS DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2011. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. We have stopped accruing interest on our asset-backed securities. No tax-equivalent adjustments were made to the weighted average yields (in thousands).

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$13,574	1.42%	$32,137	2.21%	$34,289	2.32%	$14,947	0.86%	$94,947	1.93%
State and political subdivisions	9,573	3.57	43,534	2.67	65,992	2.44	—	—	119,099	2.62
Mortgage-backed securities	878	4.52	5,812	3.82	83,358	1.77	300,654	3.49	390,702	3.13
Asset-backed securities	—	—	—	—	—	—	297	—	297	—

	24,025	2.39	81,483	2.57	183,639	2.11	315,898	3.49	605,045	2.91
Held to maturity debt securities:
State and political subdivisions	18,496	2.35	3,763	4.26	905	4.90	133	5.53	23,297	2.77

	$42,521	2.37%	$85,246	2.64%	$184,544	2.13%	$316,031	3.49%	$628,342	2.90%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2011. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$135,627	$82,926	$15,283	$233,836
Commercial mortgage	109,782	187,205	96,257	393,244
Residential mortgage	28,673	56,585	28,653	113,911
Home equity	46,468	105,726	79,572	231,766
Consumer indirect	161,053	310,214	16,446	487,713
Other consumer	10,375	12,509	1,422	24,306

Total loans	$491,978	$755,165	$237,633	$1,484,776

Loans maturing after one year:
With a predetermined interest rate		$225,553	$157,596	$383,149
With a floating or adjustable rate		529,612	80,037	609,649

Total loans maturing after one year		$755,165	$237,633	$992,798

MANAGEMENTS DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum Tier 1 leverage ratio of 4.00%, a minimum Tier 1 capital ratio of 4.00% and a minimum total risk-based capital ratio of 8.00%. The following table reflects the ratios and their components (in thousands):

	September 30,	September 30,
	2011	2010
Total shareholders’ equity	$237,194	$212,144
Less: Unrealized gain on securities available for sale, net of tax	13,570	1,877
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,625)	(6,599)
Disallowed goodwill and other intangible assets	37,369	37,369
Disallowed deferred tax assets	1,794	14,608
Plus: Qualifying trust preferred securities	—	16,200

Tier 1 capital	$197,086	$181,089

Adjusted average total assets (for leverage capital purposes)	$2,282,755	$2,177,911

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	8.63%	8.31%

Total Tier 1 capital	$197,086	$181,089
Plus: Qualifying allowance for loan losses	20,239	18,363

Total risk-based capital	$217,325	$199,452

Net risk-weighted assets	$1,616,119	$1,466,957

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	12.20%	12.34%

Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	13.45%	13.60%

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

MANAGEMENTS DISCUSSION AND ANALYSIS

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

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. We complete our annual goodwill impairment test as of September 30 of each year. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit. The fair value of each reporting unit is compared to the recorded book value “step one”. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

Valuation of Deferred Tax Assets

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 14, Income Taxes, of the notes to consolidated financial statements.

MANAGEMENTS DISCUSSION AND ANALYSIS

Valuation and Other Than Temporary Impairment of Securities

We record all of our securities that are classified as available for sale at fair value. The fair value of equity securities are determined using public quotations, when available. Where quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant judgment or estimation. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of third-party pricing services using market observable inputs. Private placement securities and other corporate fixed maturities for which we do not receive a public quotation are valued using a variety of acceptable valuation methods. Market rates used are applicable to the yield, credit quality and average maturity of each security. Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes or through the use of internal models or analysis.

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

Defined Benefit Pension Plan

Management is required to make various assumptions in valuing its defined benefit pension plan assets and liabilities. These assumptions include, but are not limited to, the expected long-term rate of return on plan assets, the weighted average discount rate used to value certain liabilities and the rate of compensation increase. We use a third-party specialist to assist in making these estimates and assumptions. Changes in these estimates and assumptions are reasonably possible and may have a material impact on our consolidated financial statements, results of income or liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.

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

Net Interest Income at Risk Analysis

The primary tool we use to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the statement of financial condition. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The following table sets forth the results of the modeling analysis as of December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Changes in	Net Interest Income			Economic Value of Equity
interest rate	Amount	Change		Amount	Change
+ 300 basis points	$85,243	$2,621	3.17%	$343,691	$(19,853)	(5.46)%
+ 200 basis points	84,298	1,676	2.03	354,626	(8,918)	(2.45)
+ 100 basis points	83,050	429	0.52	361,887	(1,656)	(0.46)
- 100 basis points	80,484	(2,138)	(2.59)	385,220	21,677	5.96

We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2011, a 100 basis point increase in rates would increase net interest income by $429 thousand, or 0.5%, over the next twelve-month period. A 100 basis point decrease in rates would decrease net interest income by $2.1 million, or 2.6%, over a twelve-month period. As of December 31, 2011, a 100 basis point increase in rates would decrease the economic value of equity by $1.7 million, or 0.5%, over the next twelve-month period. A 100 basis point decrease in rates would increase the economic value of equity by $21.7 million, or 6.0%, over a twelve-month period. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

In addition to the changes in interest rate scenarios listed above, we typically run other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2011. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
		Over Three	Over
	Three	Months	One Year
	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and interest-earning deposits in other banks	$—	$94	$—	$—	$94
Investment securities	117,520	144,472	254,640	111,710	628,342
Loans	469,602	257,217	667,411	92,956	1,487,186

Total interest-earning assets	$587,122	$401,783	$922,051	$204,666	2,115,622

Cash and due from banks					57,489
Other assets (1)					163,242

Total assets					$2,336,353

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$837,502	$—	$—	$—	$837,502
Certificates of deposit	183,321	364,553	152,661	141	700,676
Borrowings	130,698	20,000	—	—	150,698

Total interest-bearing liabilities	$1,151,521	$384,553	$152,661	$141	1,688,876

Noninterest-bearing deposits					393,421
Other liabilities					16,862

Total liabilities					2,099,159
Shareholders’ equity					237,194

Total liabilities and shareholders’ equity					$2,336,353

Interest sensitivity gap	$(564,399)	$17,230	$769,390	$204,525	$426,746

Cumulative gap	$(564,399)	$(547,169)	$222,221	$426,746

Cumulative gap ratio (2)	51.0%	64.4%	113.2%	125.3%
Cumulative gap as a percentage of total assets	(24.2)%	(23.4)%	9.5%	18.3%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.

(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Financial Institutions, Inc. and its subsidiaries (the “Company”), as such term is defined in Exchange Act Rules 13a-15(f). The Company’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2011. That report appears herein.

/s/ Peter G. Humphrey	/s/ Karl F. Krebs
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 9, 2012	March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

March 9, 2012

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30,	September 30,
	December 31,
(Dollars in thousands, except share and per share data)	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,489	$38,964
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	57,583	39,058
Securities available for sale, at fair value	627,518	666,368
Securities held to maturity, at amortized cost (fair value of $23,964 and $28,849, respectively)	23,297	28,162
Loans held for sale	2,410	3,138
Loans (net of allowance for loan losses of $23,260 and $20,466, respectively)	1,461,516	1,325,524
Company owned life insurance	45,556	26,053
Premises and equipment, net	33,085	33,263
Goodwill	37,369	37,369
Other assets	48,019	55,372

Total assets	$2,336,353	$2,214,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$393,421	$350,877
Interest-bearing demand	362,555	374,900
Savings and money market	474,947	417,359
Certificates of deposit	700,676	739,754

Total deposits	1,931,599	1,882,890
Short-term borrowings	150,698	77,110
Long-term borrowings	—	26,767
Other liabilities	16,862	15,396

Total liabilities	2,099,159	2,002,163

Commitments and contingencies (Note 9)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,500 and 1,533 shares issued, respectively	150	153
Series A preferred stock, $5,000 liquidation preference per share, 7,503 shares authorized; 7,503 shares issued at December 31, 2010	—	36,210
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized; 173,235 and 174,223 shares issued, respectively	17,323	17,422

Total preferred equity	17,473	53,785
Common stock, $0.01 par value, 50,000,000 shares authorized; 14,161,597 and 11,348,122 shares issued, respectively	142	113
Additional paid-in capital	67,247	26,029
Retained earnings	158,079	144,599
Accumulated other comprehensive income (loss)	945	(4,722)
Treasury stock, at cost – 358,481 and 410,616 shares, respectively	(6,692)	(7,660)

Total shareholders’ equity	237,194	212,144

Total liabilities and shareholders’ equity	$2,336,353	$2,214,307

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	September 30,	September 30,	September 30,
	Years ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Interest income:
Interest and fees on loans	$77,105	$75,877	$72,706
Interest and dividends on investment securities	18,013	20,622	21,694
Other interest income	—	10	82

Total interest income	95,118	96,509	94,482

Interest expense:
Deposits	11,434	14,853	19,090
Short-term borrowings	500	365	270
Long-term borrowings	1,321	2,502	2,857

Total interest expense	13,255	17,720	22,217

Net interest income	81,863	78,789	72,265
Provision for loan losses	7,780	6,687	7,702

Net interest income after provision for loan losses	74,083	72,102	64,563

Noninterest income:
Service charges on deposits	8,679	9,585	10,065
ATM and debit card	4,359	3,995	3,610
Broker-dealer fees and commissions	1,829	1,283	1,022
Company owned life insurance	1,424	1,107	1,096
Loan servicing	835	1,124	1,308
Net gain on sale of loans held for sale	880	650	699
Net gain on sales and calls of investment securities	3,003	169	3,429
Impairment charges on investment securities	(18)	(594)	(4,666)
Net gain (loss) on sale and disposal of other assets	67	(203)	180
Other	2,867	2,338	2,052

Total noninterest income	23,925	19,454	18,795

Noninterest expense:
Salaries and employee benefits	35,439	32,811	33,634
Occupancy and equipment	10,868	10,818	11,062
Computer and data processing	2,437	2,487	2,340
Professional services	2,617	2,197	2,524
Supplies and postage	1,778	1,772	1,846
FDIC assessments	1,513	2,507	3,651
Advertising and promotions	1,259	1,121	949
Loss on extinguishment of debt	1,083	—	—
Other	6,800	7,204	6,771

Total noninterest expense	63,794	60,917	62,777

Income before income taxes	34,214	30,639	20,581
Income tax expense	11,415	9,352	6,140

Net income	$22,799	$21,287	$14,441

Preferred stock dividends	1,877	3,358	3,160
Accretion of discount on Series A preferred stock	1,305	367	537

Net income available to common shareholders	$19,617	$17,562	$10,744

Earnings per common share (Note 15):
Basic	$1.50	$1.62	$0.99
Diluted	$1.49	$1.61	$0.99
Cash dividends declared per common share	$0.47	$0.40	$0.40
Weighted average common shares outstanding:
Basic	13,067	10,767	10,730
Diluted	13,157	10,845	10,769

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2009	$53,074	$113	$26,397	$124,952	$(4,013)	$(10,223)	$190,300
Comprehensive income:
Net income	—	—	—	14,441	—	—	14,441
Other comprehensive income, net of tax	—	—	—	—	311	—	311

Total comprehensive income							14,752
Issuance costs of Series A preferred stock	—	—	(68)	—	—	—	(68)
Share-based compensation plans:
Share-based compensation	—	—	852	2	—	—	854
Stock options exercised	—	—	(4)	—	—	19	15
Restricted stock awards issued, net	—	—	(207)	—	—	207	—
Directors’ retainer	—	—	(30)	—	—	151	121
Accrued undeclared cumulative dividend on Series A preferred stock, net of accretion	344	—	—	(537)	—	—	(193)
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$223.61 per share	—	—	—	(1,678)	—	—	(1,678)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.40 per share	—	—	—	(4,327)	—	—	(4,327)

Balance at December 31, 2009	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Comprehensive income:
Net income	—	—	—	21,287	—	—	21,287
Other comprehensive loss, net of tax	—	—	—	—	(1,020)	—	(1,020)

Total comprehensive income							20,267
Purchases of treasury stock	—	—	—	—	—	(69)	(69)
Share-based compensation plans:
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock options exercised	—	—	(74)	—	—	290	216
Restricted stock awards issued, net	—	—	(1,853)	—	—	1,853	—
Directors’ retainer	—	—	(15)	—	—	112	97
Accrued undeclared cumulative dividend on Series A preferred stock, net of accretion	367	—	—	(367)	—	—	—
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$250.00 per share	—	—	—	(1,876)	—	—	(1,876)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.40 per share	—	—	—	(4,334)	—	—	(4,334)

Balance at December 31, 2010	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2010	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Balance carried forward

Comprehensive income:
Net income	—	—	—	22,799	—	—	22,799
Other comprehensive income, net of tax	—	—	—	—	5,667	—	5,667

Total comprehensive income							28,466
Issuance of common stock	—	29	43,098	—	—	—	43,127
Purchases of treasury stock	—	—	—	—	—	(215)	(215)
Repurchase of Series A 3% preferred stock	(3)	—	—	—	—	—	(3)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(99)	—	—	—	—	—	(99)
Share-based compensation plans:
Share-based compensation	—	—	1,105	—	—	—	1,105
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(954)	—	—	954	—
Excess tax benefit on share-based compensation	—	—	21	—	—	—	21
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,473)	—	—	(1,473)
Common-$0.47 per share	—	—	—	(6,137)	—	—	(6,137)

Balance at December 31, 2011	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	September 30,	September 30,	September 30,
	Years ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$22,799	$21,287	$14,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,466	3,537	4,067
Net amortization of premiums on securities	5,722	3,005	2,587
Provision for loan losses	7,780	6,687	7,702
Share-based compensation	1,105	1,031	854
Deferred income tax expense	6,510	2,468	7,470
Proceeds from sale of loans held for sale	32,839	42,195	90,290
Originations of loans held for sale	(31,231)	(44,262)	(88,999)
Net gain on sale of loans held for sale	(880)	(650)	(699)
Increase in company owned life insurance	(1,424)	(1,107)	(1,096)
Net gain on sales and calls of investment securities	(3,003)	(169)	(3,429)
Impairment charges on investment securities	18	594	4,666
Net (gain) loss on sale and disposal of other assets	(67)	203	(180)
Loss on extinguishment of debt	1,083	—	—
Increase in other assets	(7,756)	(353)	(8,773)
(Decrease) increase in other liabilities	(4,943)	961	(6,633)

Net cash provided by operating activities	32,018	35,427	22,268

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(158,013)	(430,952)	(602,259)
Held to maturity	(17,188)	(19,791)	(29,280)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	168,976	219,974	353,545
Held to maturity	21,986	30,885	46,891
Proceeds from sales and calls of securities available for sale	44,514	122,090	224,928
Net increase in loans, excluding sales	(157,110)	(89,507)	(165,716)
Loans sold	13,033	—	—
Purchases of company owned life insurance	(18,079)	(79)	(79)
Proceeds from sales of other assets	705	611	1,709
Purchases of premises and equipment	(3,678)	(2,438)	(1,959)

Net cash used in investing activities	(104,854)	(169,207)	(172,220)

Cash flows from financing activities:
Net increase in deposits	48,709	139,935	109,692
Net increase in short-term borrowings	73,588	17,567	36,078
Repayments of long-term borrowings	(26,767)	(20,080)	(508)
Proceeds from issuance of common stock, net of issuance costs	43,127	—	—
Purchases of common stock for treasury	(215)	(69)	—
Repurchase of Series A 3% preferred stock	(3)	—	—
Issuance costs of Series A preferred stock	—	—	(68)
Repurchase of warrant issued to U.S. Treasury	(2,080)	—	—
Redemption of Series A preferred stock	(37,447)	—	—
Repurchase of Series B-1 8.48% preferred stock	(99)	—	—
Proceeds from stock options exercised	91	216	15
Excess tax benefit on share-based compensation	21	—	—
Cash dividends paid to preferred shareholders	(2,118)	(3,358)	(3,160)
Cash dividends paid to common shareholders	(5,446)	(4,332)	(4,325)

Net cash provided by financing activities	91,361	129,879	137,724

Net increase (decrease) in cash and cash equivalents	18,525	(3,901)	(12,228)
Cash and cash equivalents, beginning of period	39,058	42,959	55,187

Cash and cash equivalents, end of period	$57,583	$39,058	$42,959

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc., a financial holding company organized under the laws of New York State (“New York” or “NYS”), and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. The Company owns all of the capital stock of Five Star Bank, a New York State chartered bank, and Five Star Investment Services, Inc., a broker-dealer and investment advisor subsidiary offering noninsured investment products. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.

The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles (“GAAP”). Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation.

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

The following is a description of the Company’s significant accounting policies.

(a.) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b.) Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. Material estimates relate to the determination of the allowance for loan losses, the carrying value of goodwill and deferred tax assets, the valuation and other than temporary impairment (“OTTI”) considerations related to the securities portfolio, and assumptions used in the defined benefit pension plan accounting,. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.

(c.) Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash paid (received) during the year for:
Interest expense	$15,668	$17,676	$21,682
Income taxes, net of income tax refunds	5,191	6,923	(1,312)
Non-cash activity:
Real estate and other assets acquired in settlement of loans	$305	$561	$1,096
Dividends declared and unpaid	2,144	1,694	1,692
Decrease in net unsettled security purchases	(67)	(317)	(1,348)
Loans securitized	—	—	15,983

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

(e.) Loans Held for Sale and Mortgage Servicing Rights

The Company generally makes the determination of whether to identify a mortgage as held for sale at the time the loan is closed based on the Company’s intent and ability to hold the loan. Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination cost and fees are deferred at origination of the loans and recognized as part of the gain and loss on sale of the loans, determined using the specific identification method, in the consolidated statement of income.

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. MSRs are recorded at their fair value at the time a loan is sold and servicing rights are retained. MSRs are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. On a quarterly basis, the Company evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Company stratifies the related mortgage loans on the basis of their predominant risk characteristics, such as interest rates, year of origination and term, using discounted cash flows and market-based assumptions. Impairment of MSRs is recognized through a valuation allowance, determined by estimating the fair value of each stratum and comparing it to its carrying value. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance. The Company recognized an impairment loss of $35 thousand during the year ended December 31, 2011. No impairment loss was recognized during the years ended December 31, 2010 or 2009.

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

December 31, 2011, 2010 and 2009

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

A loan is considered delinquent when a payment has not been received in accordance with the contractual terms. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for retail loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan may be returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance (generally a minimum of six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

(g.) Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, standby letters of credit and financial guarantees. Such financial instruments are recorded in the consolidated financial statements when they are funded or when related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and establishes loss allowances for such risks if and when these are deemed necessary.

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2011 had original terms ranging from one to five years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The allowance consists of specific and general components. Specific allowances are established for impaired loans. Impaired commercial business and commercial mortgage loans are individually evaluated and measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate to each loan group. The loss rate is based on historical experience and as a result can differ from actual losses incurred in the future. The historical loss rate is adjusted for qualitative factors such as levels and trends of delinquent and non-accruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit risk, interest rates, highly leveraged borrowers, information risk and collateral risk. The qualitative factors are reviewed at least quarterly and adjustments are made as needed.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned at December 31, 2011 was $475 thousand.

(j.) Company Owned Life Insurance

The Company holds life insurance policies on certain current and former employees. The Company is the owner and beneficiary of the policies. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increase in cash surrender value is recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

(k.) Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The Company generally amortizes buildings and building improvements over a period of 15 to 39 years and software, furniture and equipment over a period of 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Premises and equipment are periodically reviewed for impairment or when circumstances present indicators of impairment.

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

The company had other intangible assets, consisting entirely of core deposit intangibles, which were fully amortized as of December 31, 2009. Amortization expense for these other intangible assets for the year ended December 31, 2009 was $280 thousand. Amortization of other intangible assets was computed using the straight-line method over the estimated lives of the respective assets (primarily 5 and 7 years).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $6.8 million and $2.5 million as of December 31, 2011 and 2010, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million as of December 31, 2011 and 2010.

(n.) Equity Method Investments

The Company has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $4.0 million and $3.6 million as of December 31, 2011 and 2010, respectively.

(o.) Treasury Stock

Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

(p.) Employee Benefits

The Company participates in a non-contributory defined benefit pension plan for certain employees who previously met participation requirements. The Company also provides post-retirement benefits, principally health and dental care, to employees of a previously acquired entity. The Company has closed the pension and post-retirement plans to new participants. The actuarially determined pension benefit is based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974. The cost of the pension and post-retirement plans are based on actuarial computations of current and future benefits for employees, and is charged to noninterest expense in the consolidated statements of income.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s.) Earnings Per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. Certain of the restricted shares issued under the Company’s share-based compensation plan are entitled to dividends at the same rate as common stock. The Company has determined that these outstanding non-vested stock awards qualify as participating securities.

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 15—Earnings Per Common Share.

(t.) Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11 “Balance Sheet (Topic 210)—“Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 permit an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill as of September 30 of each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed above. The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early adoption by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(2.) INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$94,947	$2,770	$5	$97,712
State and political subdivisions	119,099	5,336	11	124,424
Mortgage-backed securities:
Federal National Mortgage Association	98,679	2,944	—	101,623
Federal Home Loan Mortgage Corporation	63,838	1,017	—	64,855
Government National Mortgage Association	73,226	3,376	—	76,602
Collateralized mortgage obligations:
Federal National Mortgage Association	28,339	581	7	28,913
Federal Home Loan Mortgage Corporation	22,318	675	1	22,992
Government National Mortgage Association	103,975	2,654	18	106,611
Privately issued	327	1,762	—	2,089

Total collateralized mortgage obligations	154,959	5,672	26	160,605

Total mortgage-backed securities	390,702	13,009	26	403,685
Asset-backed securities	297	1,400	—	1,697

Total available for sale securities	$605,045	$22,515	$42	$627,518

Securities held to maturity:
State and political subdivisions	$23,297	$667	$—	$23,964

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$141,591	$1,158	$1,965	$140,784
State and political subdivisions	105,622	1,516	1,472	105,666
Mortgage-backed securities:
Federal National Mortgage Association	96,300	798	1,030	96,068
Federal Home Loan Mortgage Corporation	83,745	321	1,317	82,749
Government National Mortgage Association	102,633	2,422	7	105,048
Collateralized mortgage obligations:
Federal National Mortgage Association	8,938	231	11	9,158
Federal Home Loan Mortgage Corporation	15,917	329	1	16,245
Government National Mortgage Association	106,969	1,761	289	108,441
Privately issued	981	591	—	1,572

Total collateralized mortgage obligations	132,805	2,912	301	135,416

Total mortgage-backed securities	415,483	6,453	2,655	419,281
Asset-backed securities	564	204	131	637

Total available for sale securities	$663,260	$9,331	$6,223	$666,368

Securities held to maturity:
State and political subdivisions	$28,162	$687	$—	$28,849

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(2.) INVESTMENT SECURITIES (Continued)

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Taxable interest and dividends	$14,185	$17,101	$16,466
Tax-exempt interest and dividends	3,828	3,521	5,228

Total interest and dividends on securities	$18,013	$20,622	$21,694

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Proceeds from sales and calls	$44,514	$122,090	$224,928
Gross realized gains	3,051	173	6,826
Gross realized losses	48	4	3,397

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2011 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	September 30,	September 30,
	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$24,025	$24,166
Due from one to five years	81,483	84,008
Due after five years through ten years	183,639	190,461
Due after ten years	315,898	328,883

	$605,045	$627,518

Debt securities held to maturity:
Due in one year or less	$18,496	$18,631
Due from one to five years	3,763	4,062
Due after five years through ten years	905	1,096
Due after ten years	133	175

	$23,297	$23,964

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(2.) INVESTMENT SECURITIES (Continued)

There were no unrealized losses in held to maturity securities at December 31, 2011 or December 31, 2010. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$2,177	$1	$5,246	$4	$7,423	$5
State and political subdivisions	452	2	646	9	1,098	11
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,817	7	1,817	7
Federal Home Loan Mortgage Corporation	—	—	388	1	388	1
Government National Mortgage Association	6,138	18	—	—	6,138	18

Total collateralized mortgage obligations	6,138	18	2,205	8	8,343	26

Total mortgage-backed securities	6,138	18	2,205	8	8,343	26

Total temporarily impaired securities	$8,767	$21	$8,097	$21	$16,864	$42

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$47,752	$1,911	$8,821	$54	$56,573	$1,965
State and political subdivisions	38,398	1,472	—	—	38,398	1,472
Mortgage-backed securities:
Federal National Mortgage Association	46,777	1,030	—	—	46,777	1,030
Federal Home Loan Mortgage Corporation	60,707	1,317	—	—	60,707	1,317
Government National Mortgage Association	5,135	7	—	—	5,135	7
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	2,332	11	2,332	11
Federal Home Loan Mortgage Corporation	612	1	—	—	612	1
Government National Mortgage Association	17,798	289	—	—	17,798	289

Total collateralized mortgage obligations	18,410	290	2,332	11	20,742	301

Total mortgage-backed securities	131,029	2,644	2,332	11	133,361	2,655
Asset-backed securities	111	61	96	70	207	131

Total temporarily impaired securities	$217,290	$6,088	$11,249	$135	$228,539	$6,223

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(2.) INVESTMENT SECURITIES (Continued)

The following summarizes the amounts of OTTI recognized during the years ended December 31 by investment category (in thousands).

	September 30,	September 30,	September 30,
	2011	2010	2009
Mortgage-backed securities—Privately issued whole loan CMOs	$18	$—	$2,353
Asset-backed securities—Trust preferred securities	—	526	1,787
Asset-backed securities—Other	—	68	526

Total OTTI	$18	$594	$4,666

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

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2011 was 14 compared to 156 at December 31, 2010. At December 31, 2011, the Company had positions in 9 investment securities with an amortized cost of $8.1 million and an unrealized loss of $21 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 5 securities positions in the Company’s investment portfolio, with an amortized cost of $8.8 million and a total unrealized loss of $21 thousand at December 31, 2011, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2011, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2011, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities. Accordingly, as of December 31, 2011, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(3.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate mortgages and totaled $2.4 million and $3.1 million as of December 31, 2011 and 2010, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $297.8 million and $328.9 million as of December 31, 2011 and 2010, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $5.9 million and $6.2 million as of December 31, 2011 and 2010, respectively.

The activity in capitalized mortgage servicing assets is summarized as follows for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Mortgage servicing assets, beginning of year	$1,642	$1,534	$925
Originations	319	408	952
Amortization	(352)	(300)	(343)

Mortgage servicing assets, end of year	1,609	1,642	1,534
Valuation allowance	(210)	(175)	(185)

Mortgage servicing assets, net, end of year	$1,399	$1,467	$1,349

The Company did not securitize any residential mortgage loans in 2011 or 2010. During 2009, the Company pooled $16.0 million of one-to-four family residential mortgage loans and converted the loans to FHLMC securities. The Company retained servicing responsibilities for this securitization. The mortgage-backed securities received in exchange for the loans were classified as available-for-sale and subsequently sold. The $564 thousand gain recognized on the sale of the securities is included in the consolidated statements of income under net gain on sales and calls of investment securities.

Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is reported in other assets in the consolidated statements of financial position and amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.

During 2011, the Company sold $13.0 million of indirect auto loans under a 90%/10% participation agreement, recognizing a gain of $153 thousand. The loans were reclassified from portfolio to loans held for sale during the second quarter of 2011. As of December 31, 2011, a loan servicing asset for these loans of $574 thousand is included in other assets in the consolidated statements of financial condition. Management reviewed the servicing asset for impairment as of December 31, 2011 and determined that no valuation allowance was necessary. The Company will continue to service the loans for a fee in accordance with the participation agreement.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(4.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	September 30,	September 30,	September 30,
	Loans, Gross	Net Deferred Loan (Fees) Costs	Loans, Net
2011
Commercial business	$233,727	$109	$233,836
Commercial mortgage	394,034	(790)	393,244
Residential mortgage	113,865	46	113,911
Home equity	227,853	3,913	231,766
Consumer indirect	465,807	21,906	487,713
Other consumer	24,138	168	24,306

Total	$1,459,424	$25,352	1,484,776

Allowance for loan losses			(23,260)

Total loans, net			$1,461,516

2010
Commercial business	$210,948	$83	$211,031
Commercial mortgage	353,537	(607)	352,930
Residential mortgage	129,553	27	129,580
Home equity	205,070	3,257	208,327
Consumer indirect	400,221	17,795	418,016
Other consumer	25,937	169	26,106

Total	$1,325,266	$20,724	1,345,990

Allowance for loan losses			(20,466)

Total loans, net			$1,325,524

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on substantially the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $378 thousand and $609 thousand at December 31, 2011 and 2010, respectively. During 2011, new borrowings amounted to $4 thousand (including borrowings of executive officers and directors that were outstanding at the time of their election), and repayments and other reductions were $235 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(4.) LOANS (Continued)

Past Due Loans Aging

The following table provides an analysis, by loan class, of the Company’s delinquent and nonaccrual loans as of December 31 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2011
Commercial business	$35	$—	$—	$35	$1,259	$232,433	$233,727
Commercial mortgage	165	—	—	165	2,928	390,941	394,034
Residential mortgage	517	—	—	517	1,644	111,704	113,865
Home equity	749	68	—	817	682	226,354	227,853
Consumer indirect	984	92	—	1,076	558	464,173	465,807
Other consumer	106	10	5	121	—	24,017	24,138

Total loans, gross	$2,556	$170	$5	$2,731	$7,071	$1,449,622	$1,459,424

2010
Commercial business	$172	$92	$—	$264	$947	$209,737	$210,948
Commercial mortgage	163	—	—	163	3,100	350,274	353,537
Residential mortgage	492	6	—	498	2,102	126,953	129,553
Home equity	428	47	—	475	875	203,720	205,070
Consumer indirect	656	107	—	763	514	398,944	400,221
Other consumer	82	1	3	86	41	25,810	25,937

Total loans, gross	$1,993	$253	$3	$2,249	$7,579	$1,315,438	$1,325,266

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2011 and December 31, 2010. There were $5 thousand and $3 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2011 and December 31, 2010, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, estimated interest income of $438 thousand, $474 thousand, and $388 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Troubled Debt Restructurings

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying loans, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR may involve temporary interest-only payments, term extensions, reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, or substituting or adding a new borrower or guarantor. The following presents, by loan class, information related to loans modified in a TDR during the year ended December 31, 2011 (in thousands).

	September 30,	September 30,	September 30,
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial business	6	$142	$142
Commercial mortgage	1	280	280

Total	7	$422	$422

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(4.) LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the year ended December 31, 2011 are on nonaccrual status as of December 31, 2011. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due. As of December 31, 2011, one commercial real estate loan restructured in 2011 with a balance of $261 thousand at December 31, 2011 was in default. This default did not significantly impact the Company’s determination of the allowance for loan losses.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
With no related allowance recorded:
Commercial business	$342	$1,266	$—	$361	$—
Commercial mortgage	605	696	—	583	—

	947	1,962	—	944	—
With an allowance recorded:
Commercial business	917	917	436	1,033	—
Commercial mortgage	2,323	2,323	644	2,172	—

	3,240	3,240	1,080	3,205	—

	$4,187	$5,202	$1,080	$4,149	$—

2010
With no related allowance recorded:
Commercial business	$372	$524	$—	$275	$—
Commercial mortgage	187	187	—	481	—

	559	711	—	756	—
With an allowance recorded:
Commercial business	576	576	149	1,828	—
Commercial mortgage	2,913	2,921	883	1,897	—

	3,489	3,497	1,032	3,725	—

	$4,048	$4,208	$1,032	$4,481	$—

During the year ended December 31, 2009, the Company’s average investment in impaired loans was $3.8 million. The Company recognized $69 thousand of interest income on impaired loans during the year ended December 31, 2009. At December 31, 2011, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	September 30,	September 30,
	Commercial Business	Commercial Mortgage
2011
Uncriticized	$221,477	$383,700
Special mention	7,445	2,388
Substandard	4,805	7,946
Doubtful	—	—

Total	$233,727	$394,034

2010
Uncriticized	$194,510	$338,061
Special mention	11,479	4,931
Substandard	4,959	10,545
Doubtful	—	—

Total	$210,948	$353,537

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(4.) LOANS (Continued)

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
2011
Performing	$112,221	$227,171	$465,249	$24,138
Non-performing	1,644	682	558	—

Total	$113,865	$227,853	$465,807	$24,138

2010
Performing	$127,451	$204,195	$399,707	$25,896
Non-performing	2,102	875	514	41

Total	$129,553	$205,070	$400,221	$25,937

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2011
Allowance for loan losses:
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	(1,346)	(751)	(152)	(449)	(4,713)	(877)	(8,288)
Recoveries	401	245	90	44	2,066	456	3,302
Provision (credit)	1,269	493	(93)	675	5,082	354	7,780

Ending balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260

Evaluated for impairment:
Individually	$436	$644	$—	$—	$—	$—	$1,080

Collectively	$3,600	$5,774	$858	$1,242	$10,189	$517	$22,180

Loans:
Ending balance	$233,727	$394,034	$113,865	$227,853	$465,807	$24,138	$1,459,424

Evaluated for impairment:
Individually	$1,259	$2,928	$—	$—	$—	$—	$4,187

Collectively	$232,468	$391,106	$113,865	$227,853	$465,807	$24,138	$1,455,237

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(4.) LOANS (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2010
Allowance for loan losses:
Beginning balance	$4,407	$6,638	$1,251	$1,043	$6,837	$565	$20,741
Charge-offs	(3,426)	(263)	(290)	(259)	(4,669)	(909)	(9,816)
Recoveries	326	501	21	36	1,485	485	2,854
Provision (credit)	2,405	(445)	31	152	4,101	443	6,687

Ending balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466

Evaluated for impairment:
Individually	$149	$883	$—	$—	$—	$—	$1,032

Collectively	$3,563	$5,548	$1,013	$972	$7,754	$584	$19,434

Loans:
Ending balance	$210,948	$353,537	$129,553	$205,070	$400,221	$25,937	$1,325,266

Evaluated for impairment:
Individually	$948	$3,100	$—	$—	$—	$—	$4,048

Collectively	$210,000	$350,437	$129,553	$205,070	$400,221	$25,937	$1,321,218

September 30,
2009	Total
Allowance for loan losses:
Beginning balance	$18,749
Charge-offs	(7,830)
Recoveries	2,120
Provision	7,702

Ending balance	$20,741

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(5.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	September 30,	September 30,
	2011	2010
Land and land improvements	$4,330	$4,335
Buildings and leasehold improvements	40,590	39,215
Furniture, fixtures, equipment and vehicles	23,414	23,645

Premises and equipment	68,334	67,195
Accumulated depreciation and amortization	(35,249)	(33,932)

Premises and equipment, net	$33,085	$33,263

Depreciation and amortization expense, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3.5 million for the years ended December 31, 2011 and 2010, and $3.8 million for the year ended December 31, 2009.

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $37.4 million as of December 31, 2011 and 2010. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant. As of September 30, 2011, the Company performed the annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of the Company’s annual impairment test date, there was no indication of goodwill impairment. The Company tests its goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

(7.) DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Noninterest-bearing demand	$393,421	$350,877
Interest-bearing demand	362,555	374,900
Savings and money market	474,947	417,359
Certificates of deposit, due:
Within one year	547,874	554,104
One to two years	84,687	126,955
Two to three years	17,974	14,653
Three to five years	50,000	43,888
Thereafter	141	154

Total certificates of deposit	700,676	739,754

Total deposits	$1,931,599	$1,882,890

Certificates of deposit in denominations of $100,000 or more at December 31, 2011, 2010 and 2009 amounted to $214.2 million, $183.9 million and $173.4 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest-bearing demand	$614	$705	$772
Savings and money market	1,056	1,133	1,090
Certificates of deposit	9,764	13,015	17,228

Total interest expense on deposits	$11,434	$14,853	$19,090

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(8.) BORROWINGS

Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Short-term borrowings:
Federal funds purchased	$11,597	$38,200
Repurchase agreements	36,301	38,910
Short-term FHLB borrowings	102,800	—

Total short-term borrowings	150,698	77,110

Long-term borrowings:
FHLB advances and repurchase agreements	—	10,065
Junior subordinated debentures	—	16,702

Total long-term borrowings	—	26,767

Total borrowings	$150,698	$103,877

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. At December 31, 2011, the Company’s short-term borrowings had a weighted average rate of 0.39%.

Short-term Borrowings

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $11.6 million and $38.2 million at December 31, 2011 and 2010, respectively. Repurchase agreements are secured overnight borrowings with customers. These short-term repurchase agreements amounted to $36.3 million and $38.9 million as of December 31, 2011 and 2010, respectively. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2011 consisted of $65.0 million in overnight borrowings and $37.8 million in short-term advances.

Long-term Borrowings

The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, amortizing and term advances, and repurchase agreements. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. FHLB advances totaled $65 thousand as of December 31, 2010. FHLB repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. FHLB repurchase agreements totaled $10.0 million as of December 31, 2010. The $10.1 million of outstanding FHLB advances and repurchase agreements at December 31, 2010 were repaid upon maturity during 2011.

In February 2001, the Company formed Financial Institutions Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. The Company’s $502 thousand investment in the common equity of the Trust was classified in the consolidated statements of financial condition as other assets and $16.7 million of related 10.20% junior subordinated debentures were classified as long-term borrowings. In 2001, the Company incurred costs relating to the issuance of the debentures totaling $487 thousand. These costs, which were included in other assets on the consolidated statements of financial condition, were deferred and were being amortized to interest expense using the straight-line method over a twenty year period.

In August 2011, the Company redeemed all of the 10.20% junior subordinated debentures at a redemption price equaling 105.1% of the principal amount redeemed, plus all accrued and unpaid interest. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $1.1 million, consisting of the redemption premium of $852 thousand and the write-off of the remaining unamortized issuance costs of $231 thousand.

Interest expense on borrowings for the years ended December 31 is summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Short-term borrowings	$500	$365	$270
Long-term borrowings	1,321	2,502	2,857

Total interest expense on borrowings	$1,821	$2,867	$3,127

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	September 30,	September 30,
	2011	2010
Commitments to extend credit	$374,266	$357,240
Standby letters of credit	8,855	6,524

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $2.9 million and $8.0 million at December 31, 2011 and 2010, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

Lease Obligations

The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2011 (in thousands):

September 30,
2012	$1,242
2013	1,049
2014	1,017
2015	962
2016	927
Thereafter	4,963

$10,160

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $1.5 million, $1.4 million and $1.5 million in 2011, 2010 and 2009, respectively.

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

December 31, 2011, 2010 and 2009

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. As of December 31, 2011, Tier 1 capital for the Company includes, subject to limitation, $17.5 million of preferred stock. As of December 31, 2010, Tier 1 capital for the Company also includes, subject to limitation, $16.7 million of trust preferred securities issued by FISI Statutory Trust I (see Note 8, Borrowings) and $37.5 million of preferred stock issued to the U.S. Department of Treasury (the “Treasury”) through the Treasury’s Troubled Asset Relief Program (“TARP”) (see Note 11, Shareholders’ Equity). The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

The Tier 1 and total risk-based capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets and disallowed portions of deferred tax assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments and securities more than one level below investment grade that are subject to the low level exposure rules). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets and disallowed portions of deferred tax assets.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(10.) REGULATORY MATTERS (Continued)

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Actual		For Capital Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Tier 1 leverage:	Company	$197,086	8.63%	$91,310	4.00%	$114,138	5.00%
	Bank	184,639	8.10	91,192	4.00	113,990	5.00
Tier 1 capital:	Company	197,086	12.20	64,645	4.00	96,967	6.00
	Bank	184,639	11.46	64,445	4.00	96,667	6.00
Total risk-based capital:	Company	217,325	13.45	129,290	8.00	161,612	10.00
	Bank	204,817	12.71	128,890	8.00	161,112	10.00

December 31, 2010:
Tier 1 leverage:	Company	$181,089	8.31%	$87,116	4.00%	$108,896	5.00%
	Bank	156,957	7.22	86,958	4.00	108,697	5.00
Tier 1 capital:	Company	181,089	12.34	58,678	4.00	88,017	6.00
	Bank	156,957	10.74	58,450	4.00	87,674	6.00
Total risk-based capital:	Company	199,452	13.60	117,357	8.00	146,696	10.00
	Bank	175,250	11.99	116,899	8.00	146,124	10.00

As of December 31, 2011, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, Tier 1 capital and total risk-based capital ratios.

Federal Reserve Requirements

The Bank is required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2011 and 2010.

Dividend Restrictions

In the ordinary course of business, the Company is dependent upon dividends from Five Star Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. The Company is no longer subject to the limitations prescribed by the terms of the Treasury’s TARP Capital Purchase Program (see Note 11, Shareholders’ Equity).

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(11.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 174,735 shares and 183,259 shares of preferred stock issued and outstanding as of December 31, 2011 and 2010, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	Outstanding	Treasury	Issued
2011
Shares outstanding at beginning of year	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued, net of forfeitures	51,070	(51,070)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(11,181)	11,181	—
Directors’ retainer	5,889	(5,889)	—

Shares outstanding at end of year	13,803,116	358,481	14,161,597

2010
Shares outstanding at beginning of year	10,820,268	527,854	11,348,122
Restricted stock awards issued, net of forfeitures	99,324	(99,324)	—
Stock options exercised	15,563	(15,563)	—
Treasury stock purchases	(3,658)	3,658	—
Directors’ retainer	6,009	(6,009)	—

Shares outstanding at end of year	10,937,506	410,616	11,348,122

Issuance of Common Stock

In March 2011, the Company completed the sale of 2,813,475 shares of its common stock through an underwritten public offering at a price of $16.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were $43.1 million. A portion of the proceeds from this offering was used to redeem the Company’s Series A preferred stock and the 10.20% junior subordinated debentures.

Preferred Stock

Series A 3% Preferred Stock. There were 1,500 shares and 1,533 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2011 and 2010, respectively. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 173,235 shares and 174,223 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2011 and 2010, respectively. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(11.) SHAREHOLDERS’ EQUITY (Continued)

Redemption of Series A Preferred Stock and Warrant

In December 2008, under the Treasury’s TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of common stock, par value $0.01 per share, at an exercise price of $14.88 per share (the “Warrant”), of the Company.

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

In February 2011, the Company redeemed one-third, or $12.5 million, of the Series A preferred stock. In March 2011, the remaining $25.0 million of the Series A preferred stock was redeemed. The unamortized discount related to the Series A preferred stock was charged to retained earnings upon redemption. The complete redemption of the Series A preferred stock removed the TARP restrictions pertaining to the Company’s ability to declare and pay dividends and repurchase its common stock, as well as certain restrictions associated with executive compensation.

In May 2011, the Company repurchased the Warrant issued to the Treasury. The repurchase price of $2.1 million was recorded as a reduction of additional paid-in capital.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(12.) COMPREHENSIVE INCOME

Total comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity. Information related to comprehensive income for the years ended December 31 was as follows (in thousands):

	September 30,	September 30,	September 30,
	Pre-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
2011
Securities available for sale:
Change in net unrealized gain/loss during the period	$22,350	$8,855	$13,495
Reclassification adjustment for gains included in income	(3,003)	(1,190)	(1,813)
Reclassification adjustment for impairment charges included in income	18	7	11

	19,365	7,672	11,693
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	(9,979)	(3,953)	(6,026)

Other comprehensive income	$9,386	$3,719	5,667

Net income			22,799

Comprehensive income			$28,466

2010
Securities available for sale:
Change in net unrealized gain/loss during the period	$(16)	$19	$(35)
Reclassification adjustment for gains included in income	(169)	(67)	(102)
Reclassification adjustment for impairment charges included in income	594	235	359

	409	187	222
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	(2,192)	(950)	(1,242)

Other comprehensive loss	$(1,783)	$(763)	(1,020)

Net income			21,287

Comprehensive income			$20,267

2009
Securities available for sale:
Change in net unrealized gain/loss during the period	$(4,186)	$(1,619)	$(2,567)
Reclassification adjustment for gains included in income	(3,429)	(1,327)	(2,102)
Reclassification adjustment for impairment charges included in income	4,666	1,805	2,861

	(2,949)	(1,141)	(1,808)
Change in net actuarial gain/loss and prior service benefit (cost) on defined benefit pension and post-retirement plans	3,457	1,338	2,119

Other comprehensive income	$508	$197	311

Net income			14,441

Comprehensive income			$14,752

The components of accumulated other comprehensive income (loss), net of tax, as of December 31 were as follows (in thousands):

	September 30,	September 30,
	2011	2010
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(12,625)	$(6,599)
Net unrealized gain on securities available for sale	13,570	1,877

	$945	$(4,722)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(13.) SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee of the Board. In May 2009, the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”). An aggregate of 690,000 shares has been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants, all which are defined in the plan. An aggregate of 250,000 shares has been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all which are defined in the plan. Under both plans, for purposes of calculating the number of shares of common stock available for issuance, each share of common stock granted pursuant to a restricted stock grant shall count as 1.64 shares of common stock. As of December 31, 2011, there were approximately 213,000 and 451,000 shares available for grant under the Director’s Plan and Management Plan, respectively, of which 61% were available for issuance as restricted stock grants.

Under the Management Plan and the Director’s Plan (the “Plans”), the Board (or the Compensation Committee) may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the market price of the Company’s stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. For restricted stock, shares generally vest over 2 to 3 years from the grant date. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock grants are forfeited before they vest, the shares are reacquired into treasury stock.

The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The share-based compensation expense for the years ended December 31 was as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Stock options:
Management Stock Incentive Plan	$55	$110	$222
Director Stock Incentive Plan	14	43	46

Total stock option expense	69	153	268
Restricted stock awards:
Management Stock Incentive Plan	917	761	488
Director Stock Incentive Plan	119	117	98

Total restricted stock award expense	1,036	878	586

Total share-based compensation	$1,105	$1,031	$854

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2011, 2010 or 2009. The following is a summary of stock option activity for the year ended December 31, 2011 (dollars in thousands, except per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	409,893	$20.64
Granted	—	—
Exercised	(6,357)	14.26
Forfeited	(550)	15.85
Expired	(34,928)	21.28

Outstanding at end of year	368,058	$20.70	3.65 years	$9
Exercisable at end of year	361,033	$20.79	3.60 years	$7

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(13.) SHARE-BASED COMPENSATION (Continued)

As of December 31, 2011, there was $13 thousand of unrecognized compensation expense related to unvested stock options, all of which is expected to be recognized during 2012.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2011, 2010 and 2009 was $31 thousand, $59 thousand, and $1 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2011, 2010 and 2009 was $91 thousand, $216 thousand, and $14 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award activity for the year ended December 31, 2011:

	September 30,	September 30,
	Number of	Weighted Average Market Price at
	Shares	Grant Date
Outstanding at beginning of year	150,796	$12.76
Granted	53,070	18.88
Vested	(35,212)	14.38
Forfeited	(2,000)	15.44

Outstanding at end of year	166,654	$14.34

As of December 31, 2011, there was $804 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.48 years.

(14.) INCOME TAXES

Total income tax expense was allocated as follows for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Income tax expense	$11,415	$9,352	$6,140
Shareholder’s equity	3,718	(763)	197

The income tax expense (benefit) for the years ended December 31 consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current tax expense (benefit):
Federal	$3,747	$5,781	$(1,355)
State	1,158	1,103	25

Total current tax expense (benefit)	4,905	6,884	(1,330)

Deferred tax expense (benefit):
Federal	5,584	2,852	6,189
State	926	(384)	1,281

Total deferred tax expense	6,510	2,468	7,470

Total income tax expense	$11,415	$9,352	$6,140

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(14.) INCOME TAXES (Continued)

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest income	(4.3)	(4.2)	(8.6)
Non-taxable earnings on company owned life insurance	(1.5)	(1.3)	(1.8)
State taxes, net of federal tax benefit	4.0	1.5	4.2
Nondeductible expenses	0.4	0.6	1.0
Disallowed interest expense	0.2	0.2	0.5
Other, net	(0.4)	(1.3)	0.5

Effective tax rate	33.4%	30.5%	29.8%

The Company’s net deferred tax asset is included in other assets in the Consolidated Statements of Condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Other than temporary impairment of investment securities	$11,326	$15,418
Allowance for loan losses	9,106	8,108
Share-based compensation	1,437	1,250
Interest on non-accruing loans	716	781
Accrued pension costs	538	—
Tax attribute carryforward benefits	463	2,033
Core deposit intangible	79	158
Other	1,172	665

Gross deferred tax assets	24,837	28,413
Deferred tax liabilities:
Net unrealized gain on securities available for sale	8,903	1,231
Depreciation and amortization	1,741	1,489
Deferred loan origination costs	930	2,263
Loan servicing assets	781	581
Prepaid pension costs	—	139

Gross deferred tax liabilities	12,355	5,703

Net deferred tax asset	$12,482	$22,710

The Company recognizes deferred income taxes for the estimated future tax effects of differences between the tax and financial statement bases of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in other assets in the Company’s consolidated statements of condition. The Company also assesses the likelihood that deferred tax assets will be realizable based on, among other considerations, future taxable income and establishes, if necessary, a valuation allowance for those deferred tax assets determined to not likely be realizable. A deferred tax asset valuation allowance is recognized if, based on the weight of available evidence (both positive and negative), it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of deferred tax benefits depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods. Management’s judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income.

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2011 or 2010.

The Company and its subsidiaries are subject to federal and New York State (“NYS”) income taxes. The federal income tax years currently open for audits are 2007 through 2011. The NYS income tax years currently open for audits are 2009 through 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(14.) INCOME TAXES (Continued)

At December 31, 2011, the Company had no federal or NYS net operating loss carryforwards. The Company has federal tax credits of approximately $463 thousand which have an unlimited carryforward period.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2011 and 2010. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2011. As of December 31, 2011, there were no amounts accrued for interest or penalties related to uncertain tax positions.

(15.) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts).

	September 30,	September 30,	September 30,
	2011	2010	2009
Net income available to common shareholders	$19,617	$17,562	$10,744
Less: Earnings allocated to participating securities	38	105	87

Net income available to common shareholders for EPS	$19,579	$17,457	$10,657

Weighted average common shares outstanding:
Total shares issued	13,599	11,348	11,348
Unvested restricted stock awards	(166)	(154)	(92)
Treasury shares	(366)	(427)	(526)

Total basic weighted average common shares outstanding	13,067	10,767	10,730

Incremental shares from assumed:
Exercise of stock options	3	6	—
Vesting of restricted stock awards	65	27	39
Exercise of warrant	22	45	—

Total diluted weighted average common shares outstanding	13,157	10,845	10,769

Basic earnings per common share	$1.50	$1.62	$0.99

Diluted earnings per common share	$1.49	$1.61	$0.99

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

	September 30,	September 30,	September 30,
Stock options	339	353	459
Restricted stock awards	—	—	—
Warrant	—	—	378

	339	353	837

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

The following table provides a reconciliation of the changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$38,381	$33,441
Service cost	1,756	1,633
Interest cost	2,027	1,933
Actuarial loss	7,939	2,969
Benefits paid and plan expenses	(1,800)	(1,595)

Projected benefit obligation at end of period	48,303	38,381

Change in plan assets:
Fair value of plan assets at beginning of period	38,731	33,203
Actual return on plan assets	12	2,823
Employer contributions	10,000	4,300
Benefits paid and plan expenses	(1,800)	(1,595)

Fair value of plan assets at end of period	46,943	38,731

Funded (unfunded) status at end of period	$(1,360)	$350

The accumulated benefit obligation was $43.3 million and $34.3 million at December 31, 2011 and 2010, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company satisfied the minimum required contribution to its pension plan of $1.7 million for the 2012 fiscal year by contributing $10.0 million prior to December 31, 2011.

Estimated benefit payments under the pension plan over the next ten years at December 31, 2011 are as follows (in thousands):

September 30,
2012	$1,553
2013	1,623
2014	1,733
2015	1,876
2016	2,101
2017 - 2021	12,782

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Service cost	$1,756	$1,633	$1,689
Interest cost on projected benefit obligation	2,027	1,933	1,826
Expected return on plan assets	(2,653)	(2,444)	(1,848)
Amortization of unrecognized loss	608	458	728
Amortization of unrecognized prior service cost	19	11	11

Net periodic pension cost	$1,757	$1,591	$2,406

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(16.) EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Weighted average discount rate	5.38%	5.89%	6.03%
Rate of compensation increase	3.00%	3.50%	3.50%
Expected long-term rate of return	7.00%	7.50%	7.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Weighted average discount rate	4.27%	5.38%	5.89%
Rate of compensation increase	3.00%	3.00%	3.50%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

The weighted average expected long term rate of return is estimated based on current trends in the Plan’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27, “Selection of Economic Assumptions for Measuring Pension Obligations”, for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long term rate of return:

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(16.) EMPLOYEE BENEFIT PLANS (Continued)

Effective September 2011, the Plan revised its investment guidelines. The Plan currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. In addition, the following are prohibited:

Equity securities	Short sales Unregistered securities Margin purchases

Fixed income securities

Mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities

Any ABS that is not issued by the U.S. Government or its agencies or its instrumentalities

Generally securities of less than Baa2/BBB quality may not be purchased

Securities of less than A-quality may not in the aggregate exceed 10% of the investment manager’s portfolio

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank

Prior to September 2011 investments in emerging countries as defined by the Morgan Stanley Emerging Markets Index and structured notes were prohibited.

All other investments not prohibited by the Plan are permitted. At December 31, 2011, the Plan holds certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

	September 30,	September 30,	September 30,	September 30,
	2012 Target	Percentage of Plan Assets at December 31,		Weighted Average Expected Long-term
	Allocation	2011	2010	Rate of Return
Asset category:
Cash equivalents	0 – 20%	10.6%	11.2%	0.39%
Equity securities	40 – 60	47.9	48.2	4.62
Fixed income securities	40 – 60	41.5	40.6	1.85
Other financial instruments	0 – 5	—	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(16.) EMPLOYEE BENEFIT PLANS (Continued)

Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 17—Fair Value Measurements). There were no assets classified as Level 3 assets during the years ended December 31, 2011 and 2010. The major categories of Plan assets measured at fair value on a recurring basis are presented in the following table (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2011:
Cash equivalents:
Foreign currencies	$81	$—	$—	$81
Short term investment funds	—	4,901	—	4,901

Total cash equivalents	81	4,901	—	4,982
Equity securities:
U.S. Large Cap	13,993	—	—	13,993
U.S. Mid Cap	1,903	—	—	1,903
U.S. Small Cap	44	—	—	44
International	6,553	—	—	6,553

Total equity securities	22,493	—	—	22,493
Fixed income securities:
Corporate bonds:
Rated single A or higher by S&P	—	1,949	—	1,949
Rated below single A by S&P	—	2,281	—	2,281
Government issues	—	10,651	—	10,651
Collateralized mortgage obligations:
Rated single A or higher by S&P	—	4,233	—	4,233
Rated below single A by S&P	—	354	—	354

Total fixed income securities	—	19,468	—	19,468

Total Plan investments	$22,574	$24,369	$—	$46,943

December 31, 2010:
Cash equivalents:
Foreign currencies	$84	$—	$—	$84
Short term investment funds	—	4,266	—	4,266

Total cash equivalents	84	4,266	—	4,350
Equity securities:
U.S. Large Cap	10,800	—	—	10,800
U.S. Mid Cap	1,103	—	—	1,103
U.S. Small Cap	82	—	—	82
International	6,698	—	—	6,698

Total equity securities	18,683	—	—	18,683
Fixed income securities:
Corporate bonds:
Rated single A or higher by S&P	—	2,113	—	2,113
Rated below single A by S&P	—	1,483	—	1,483
Government issues	—	11,259	—	11,259
Collateralized mortgage obligations:
Rated single A or higher by S&P	—	582	—	582
Rated below single A by S&P	—	261	—	261

Total fixed income securities	—	15,698	—	15,698

Total Plan investments	$18,767	$19,964	$—	$38,731

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(16.) EMPLOYEE BENEFIT PLANS (Continued)

At December 31, 2011 the portfolio was managed by two investment firms, with control of the portfolio split approximately 46% and 52% under the control of the investment managers with the remaining 2% under the direct control of the Plan. A portfolio concentration in the State Street Bank & Trust Co. Short Term Investment Fund of 10% and 11% existed at December 31, 2011 and 2010, respectively.

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active participants who were fully vested under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. The retirees aged 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $122 thousand and $162 thousand as of December 31, 2011 and 2010, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2011, 2010 and 2009. The plan is not funded.

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan, on a pre-tax basis as of December 31 are summarized below (in thousands):

	September 30,	September 30,
	2011	2010
Defined benefit plan:
Net actuarial loss	$(21,160)	$(11,188)
Prior service cost	(113)	(132)

	(21,273)	(11,320)

Postretirement benefit plan:
Net actuarial loss	(210)	(252)
Prior service credit	575	643

	365	391

Total recognized in accumulated other comprehensive loss	$(20,908)	$(10,929)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Defined benefit plan:
Net actuarial loss	$(10,580)	$(2,590)
Amortization of net loss	608	458
Amortization of prior service cost	19	11

	(9,953)	(2,121)

Postretirement benefit plan:
Net actuarial gain (loss)	42	(4)
Amortization of prior service credit	(68)	(67)

	(26)	(71)

Total recognized in other comprehensive income (loss)	$(9,979)	$(2,192)

For the year ending December 31, 2012, the estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $1.4 million and $20 thousand, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(16.) EMPLOYEE BENEFIT PLANS (Continued)

Defined Contribution Plan

Employees that meet certain age and service requirements are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2011, 2010 or 2009. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.0 million, $936 thousand and $914 thousand in 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plans

The Company has a non-qualified Supplemental Executive Retirement Plan (“SERP”) covering three former executives. At December 31, 2011, there was a $1.0 million unfunded pension liability related to the SERP. SERP expense was $67 thousand, $262 thousand, and $648 thousand for 2011, 2010 and 2009, respectively.

(17.)	FAIR VALUE MEASUREMENTS

Determination of Fair Value – Assets Measured at Fair Value on a Recurring and Nonrecurring Basis

Valuation Hierarchy

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

December 31, 2011, 2010 and 2009

(17.) FAIR VALUE MEASUREMENTS (Continued)

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

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31, 2011 (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$97,712	$—	$97,712
State and political subdivisions	—	124,424	—	124,424
Mortgage-backed securities	—	403,685	—	403,685
Asset-backed securities:
Trust preferred securities	—	—	1,636	1,636
Other	—	61	—	61

	$—	$625,882	$1,636	$627,518

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,410	$—	$2,410
Collateral dependent impaired loans	—	—	2,160	2,160
Other assets:
Mortgage servicing rights	—	—	1,973	1,973
Other real estate owned	—	—	475	475

	$—	$2,410	$4,608	$7,018

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(17.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31, 2010 (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$140,784	$—	$140,784
State and political subdivisions	—	105,666	—	105,666
Mortgage-backed securities	—	419,281	—	419,281
Asset-backed securities:
Trust preferred securities	—	—	572	572
Other	—	65	—	65

	$—	$665,796	$572	$666,368

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,138	$—	$3,138
Collateral dependent impaired loans	—	—	2,457	2,457
Other assets:
Mortgage servicing rights	—	—	1,467	1,467
Other real estate owned	—	—	741	741

	$—	$3,138	$4,665	$7,803

There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2011 and 2010.

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows (in thousands):

	September 30,	September 30,
	2011	2010
Securities available for sale (Level 3), beginning of year	$572	$1,015
Transfers into Level 3	—	—
Sales	(2,478)	—
Principal paydowns and other	(53)	263
Total gains (losses) realized/unrealized:
Included in earnings	2,263	(526)
Included in other comprehensive income	1,332	(180)

Securities available for sale (Level 3), end of year	$1,636	$572

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(17.) FAIR VALUE MEASUREMENTS (Continued)

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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at December 31, 2011 and December 31, 2010 may not necessarily represent the underlying fair value of the Company.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(17.) FAIR VALUE MEASUREMENTS (Continued)

The carrying values and fair values of financial instruments as of December 31 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$57,583	$57,583	$39,058	$39,058
Securities available for sale	627,518	627,518	666,368	666,368
Securities held to maturity	23,297	23,964	28,162	28,849
Loans held for sale	2,410	2,442	3,138	3,138
Loans	1,461,516	1,493,159	1,325,524	1,388,787
Accrued interest receivable	7,655	7,655	7,613	7,613
FHLB and FRB stock	10,674	10,674	6,353	6,353

Financial liabilities:
Demand, savings and money market deposits	1,230,923	1,230,923	1,143,136	1,143,136
Certificate of deposit	700,676	702,720	739,754	740,440
Short-term borrowings	150,698	150,698	77,110	77,110
Long-term borrowings (excluding junior subordinated debentures)	—	—	10,065	10,244
Junior subordinated debentures	—	—	16,702	10,564
Accrued interest payable	5,207	5,207	7,620	7,620

(18.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition

	September 30,	September 30,
	December 31,
	2011	2010
Assets:
Cash and due from subsidiary	$11,621	$23,894
Investment in and receivables due from subsidiary	223,577	202,754
Other assets	4,337	4,623

Total assets	$239,535	$231,271

Liabilities and shareholders’ equity:
Junior subordinated debentures	$—	$16,702
Other liabilities	2,341	2,425
Shareholders’ equity	237,194	212,144

Total liabilities and shareholders’ equity	$239,535	$231,271

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(18.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Dividends from subsidiary and associated companies	$9,233	$23,151	$5,051
Management and service fees from subsidiary	1,161	1,163	603
Other income (loss)	78	(134)	182

Total income	10,472	24,180	5,836

Operating expenses	3,787	4,005	4,436
Loss on extinguishment of debt	1,083	—	—

Total expenses	4,870	4,005	4,436

Income before income tax benefit and equity in undistributed earnings(excess distributions) of subsidiary	5,602	20,175	1,400
Income tax benefit	1,539	1,323	1,286

Income before equity in undistributed earnings (excess distributions) of subsidiary	7,141	21,498	2,686
Equity in undistributed earnings (excess distributions) of subsidiary	15,658	(211)	11,755

Net income	$22,799	$21,287	$14,441

Condensed Statements of Cash Flows

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$22,799	$21,287	$14,441
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed earnings) excess distributions of subsidiary	(15,658)	211	(11,755)
Depreciation and amortization	116	193	318
Share-based compensation	1,105	1,031	854
Decrease in other assets	771	980	797
(Decrease) increase in other liabilities	(534)	8	(230)

Net cash provided by operating activities	8,599	23,710	4,425
Cash flows from investing activities:
Purchase of investment assets, net of disposals	—	—	(1,323)
Capital investment in subsidiary	—	—	(15,000)

Net cash used in investing activities	—	—	(16,323)
Cash flows from financing activities:
Redemption of junior subordinated debentures	(16,702)	—	—
Proceeds from issuance of preferred and common shares, net of issuance costs	43,127	—	(68)
Purchase of preferred and common shares	(37,764)	(69)	—
Proceeds from issuance of common stock warrant	(2,080)	—	—
Proceeds from stock options exercised	91	216	15
Dividends paid	(7,564)	(7,690)	(7,485)
Other	20	—	—

Net cash used in financing activities	(20,872)	(7,543)	(7,538)

Net (decrease) increase in cash and cash equivalents	(12,273)	16,167	(19,436)
Cash and cash equivalents as of beginning of year	23,894	7,727	27,163

Cash and cash equivalents as of end of the year	$11,621	$23,894	$7,727

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(19.) SUBSEQUENT EVENT (Unaudited)

On January 19, 2012, Five Star Bank entered into an agreement to acquire four retail banking branches currently owned by HSBC Bank USA, N.A. and four retail banking branches currently owned by First Niagara Bank, N.A. The deposits associated with these branches total approximately $376 million, while loans total approximately $94 million. The transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close by the end of the third quarter of 2012.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of Financial Institutions, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The Report of Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Election of Directors,” “Business Experience and Qualification of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Corporate Governance Information” in the 2012 Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s internet website at www.fiiwarsaw.com under the Corporate Overview/Governance Documents tabs if the Investor Relations drop down menu. In addition, the Company will provide a copy of the Code of Business Conduct and Ethics to anyone, without charge, upon request addressed to Director of Human Resources at Financial Institutions, Inc., 220 Liberty Street, Warsaw, NY 14569. The Company intends to disclose any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the Code of Business Conduct and Ethics, by posting such information on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2012 Proxy Statement under the heading “Elements of Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2012 Proxy Statement under the heading “Beneficial Ownership of Common Stock” is incorporated herein by reference. The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2012 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Information” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information set forth in the 2012 Proxy Statement under the headings “Audit Committee Report” and “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and Subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

4.1	Warrant to Purchase Common Stock, dated December 23, 2008 issued by the Registrant to the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated December 24, 2008

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the FII 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan (Special, one-time Award)	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.11	Form of Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

10.12	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the FII 2009 Management Stock Incentive Plan	Filed Herewith

Exhibit Number	Description	Location

10.13	Form of 2012 Performance Program Master Agreement	Filed Herewith

10.14	Form of 2012 Performance Program Award Certificate	Filed Herewith

10.15	Amended Stock Ownership Requirements, dated December 14, 2005	Incorporated by reference to Exhibit 10.19 of the Form 10-K for the year ended December 31, 2005, dated March 15, 2006

10.16	Executive Agreement with Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 30, 2005

10.17	Executive Agreement with Martin K. Birmingham	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated June 30, 2005

10.18	Executive Agreement with John J. Witkowski	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated September 14, 2005

10.19	Executive Agreement with George D. Hagi	Incorporated by reference to Exhibit 10.7 of the Form 8-K, dated February 2, 2006

10.20	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008

10.21	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.22	Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated December 24, 2008

10.23	Underwriting Agreement dated March 9, 2011 between Financial Institutions, Inc. and Keefe, Bruyette & Woods, Inc., as representative of the underwriters	Incorporated by reference to Exhibit 1.1 of the Form 8-K, dated March 9, 2011

10.24	Assignment, Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Filed Herewith

10.25	Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Filed Herewith

11.1	Statement of Computation of Per Share Earnings	Incorporated by reference to Note 15 of the Registrant’s audited consolidated financial statements under Item 8 filed herewith.

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act	Filed Herewith

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act	Filed Herewith

Exhibit Number	Description	Location

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FINANCIAL INSTITUTIONS, INC.

March 9, 2012	By:	/s/ Peter G. Humphrey
Peter G. Humphrey
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter G. Humphrey	Director, President and Chief Executive Officer	March 9, 2012
Peter G. Humphrey	(Principal Executive Officer)

/s/ Karl F. Krebs	Executive Vice President and Chief Financial Officer	March 9, 2012
Karl F. Krebs	(Principal Financial and Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 9, 2012
Karl V. Anderson, Jr.

/s/ John E. Benjamin	Director, Chairman	March 9, 2012
John E. Benjamin

/s/ Barton P. Dambra	Director	March 9, 2012
Barton P. Dambra

/s/ Samuel M. Gullo	Director	March 9, 2012
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 9, 2012
Susan R. Holliday

/s/ Erland E. Kailbourne	Director	March 9, 2012
Erland E. Kailbourne

/s/ Robert N. Latella	Director	March 9, 2012
Robert N. Latella

/s/ James L. Robinson	Director	March 9, 2012
James L. Robinson

/s/ James H. Wyckoff	Director	March 9, 2012
James H. Wyckoff