Form 10-Q
period 2012-03-31
FINANCIAL INSTITUTIONS INC
filed 2012-05-08
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The registrant had 13,811,691 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2012.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$76,931	$57,489
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	77,025	57,583
Securities available for sale, at fair value	699,497	627,518
Securities held to maturity, at amortized cost (fair value of $24,797 and $23,964, respectively)	24,196	23,297
Loans held for sale	2,053	2,410
Loans (net of allowance for loan losses of $23,763 and $23,260, respectively)	1,497,265	1,461,516
Company owned life insurance	45,990	45,556
Premises and equipment, net	32,831	33,085
Goodwill	37,369	37,369
Other assets	44,594	48,019

Total assets	$2,460,820	$2,336,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$404,186	$393,421
Interest-bearing demand	435,701	362,555
Savings and money market	530,754	474,947
Certificates of deposit	695,928	700,676

Total deposits	2,066,569	1,931,599
Short-term borrowings	117,347	150,698
Other liabilities	36,942	16,862

Total liabilities	2,220,858	2,099,159

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,500 shares issued	150	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized and 173,235 shares issued	17,323	17,323

Total preferred equity	17,473	17,473
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	66,793	67,247
Retained earnings	162,126	158,079
Accumulated other comprehensive (loss) income	(107)	945
Treasury stock, at cost – 349,356 and 358,481 shares, respectively	(6,465)	(6,692)

Total shareholders’ equity	239,962	237,194

Total liabilities and shareholders’ equity	$2,460,820	$2,336,353

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$19,536	$19,035
Interest and dividends on investment securities	3,914	4,604

Total interest income	23,450	23,639

Interest expense:
Deposits	2,398	3,197
Short-term borrowings	111	72
Long-term borrowings	—	532

Total interest expense	2,509	3,801

Net interest income	20,941	19,838
Provision for loan losses	1,385	810

Net interest income after provision for loan losses	19,556	19,028

Noninterest income:
Service charges on deposits	1,835	2,105
ATM and debit card	1,077	1,016
Broker-dealer fees and commissions	587	386
Company owned life insurance	426	266
Net gain on sale of loans held for sale	333	224
Net gain on disposal of investment securities	331	3
Loan servicing	94	349
Impairment charges on investment securities	(91)	—
Net gain on disposal of other assets	6	45
Other	853	754

Total noninterest income	5,451	5,148

Noninterest expense:
Salaries and employee benefits	8,931	8,401
Occupancy and equipment	2,770	2,843
Professional services	711	682
Computer and data processing	600	603
Supplies and postage	458	452
FDIC assessments	297	607
Advertising and promotions	101	165
Other	1,789	1,597

Total noninterest expense	15,657	15,350

Income before income taxes	9,350	8,826
Income tax expense	3,154	3,006

Net income	$6,196	$5,820

Preferred stock dividends	369	770
Accretion of discount on Series A preferred stock	—	1,305

Net income available to common shareholders	$5,827	$3,745

Earnings per common share (Note 2):
Basic	$0.43	$0.33
Diluted	$0.42	$0.33

Cash dividends declared per common share	$0.13	$0.10

Weighted average common shares outstanding:
Basic	13,675	11,336
Diluted	13,733	11,467

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Net income	$6,196	$5,820

Other comprehensive (loss) income:
Unrealized gains on securities:
Change in net unrealized securities gains arising during period	(1,837)	1,255
Deferred tax benefit (expense)	728	(497)
Reclassification adjustment for gains included in income before income taxes	(240)	(3)
Related tax expense	95	1

Change in net unrealized gains on securities, net of tax	(1,254)	756
Change in pension and post-retirement obligations:
Change in net actuarial gain\loss	335	145
Related tax expense	(133)	(58)

Change in pension and post-retirement obligations, net of tax	202	87

Other comprehensive (loss) income	(1,052)	843

Comprehensive income	$5,144	$6,663

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2012 and 2011

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	5,820	—	—	5,820
Other comprehensive income, net of tax	—	—	—	—	843	—	843

Total comprehensive income							6,663
Purchases of common stock for treasury	—	—	—	—	—	(197)	(197)
Issuance of common stock	—	29	43,098	—	—	—	43,127
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Share-based compensation plans:
Share-based compensation	—	—	231	—	—	—	231
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(857)	—	—	857	—
Excess tax benefit on share-based compensation	—	—	64	—	—	—	64
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series A Preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(370)	—	—	(370)
Common-$0.10 per share	—	—	—	(1,083)	—	—	(1,083)

Balance at March 31, 2011	$17,575	$142	$68,605	$147,261	$(3,879)	$(6,881)	$222,823

Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	6,196	—	—	6,196
Other comprehensive loss, net of tax	—	—	—	—	(1,052)	—	(1,052)

Total comprehensive income							5,144
Purchases of common stock for treasury	—	—	—	—	—	(525)	(525)
Share-based compensation plans:
Share-based compensation	—	—	142	—	—	—	142
Stock options exercised	—	—	(5)	—	—	31	26
Restricted stock awards issued, net	—	—	(721)	—	—	721	—
Excess tax benefit on share-based compensation	—	—	130	—	—	—	130
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(368)	—	—	(368)
Common-$0.13 per share	—	—	—	(1,780)	—	—	(1,780)

Balance at March 31, 2012	$17,473	$142	$66,793	$162,126	$(107)	$(6,465)	$239,962

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$6,196	$5,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	874	849
Net amortization of premiums on securities	1,300	1,378
Provision for loan losses	1,385	810
Share-based compensation	142	231
Deferred income tax expense	344	876
Proceeds from sale of loans held for sale	14,350	10,017
Originations of loans held for sale	(13,660)	(8,321)
Increase in company owned life insurance	(426)	(266)
Net gain on sale of loans held for sale	(333)	(224)
Net gain on disposal of investment securities	(331)	(3)
Impairment charges on investment securities	91	—
Net gain on sale and disposal of other assets	(6)	(45)
Decrease in other assets	3,690	1,917
Decrease in other liabilities	(1,354)	(566)

Net cash provided by operating activities	12,262	12,473

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(99,333)	(42,262)
Held to maturity	(3,256)	(1,920)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	44,992	33,990
Held to maturity	2,854	5,863
Proceeds from sales and calls of securities available for sale	360	—
Net loan originations	(37,205)	(7,686)
Purchases of company owned life insurance	(8)	(7)
Proceeds from sales of other assets	332	110
Purchases of premises and equipment	(661)	(205)

Net cash used in investing activities	(91,925)	(12,117)

Cash flows from financing activities:
Net increase in deposits	134,970	86,691
Net decrease in short-term borrowings	(33,351)	(35,050)
Repayments of long-term borrowings	—	(65)
Proceeds from issuance of common stock, net of issuance costs	—	43,127
Redemption of Series A preferred stock	—	(37,447)
Purchases of common stock for treasury	(525)	(197)
Proceeds from stock options exercised	26	91
Excess tax benefit on share-based compensation	130	64
Cash dividends paid to preferred shareholders	(369)	(1,010)
Cash dividends paid to common shareholders	(1,776)	(1,083)

Net cash provided by financing activities	99,105	55,121

Net increase in cash and cash equivalents	19,442	55,477
Cash and cash equivalents, beginning of period	57,583	39,058

Cash and cash equivalents, end of period	$77,025	$94,535

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated statements of financial condition, income, comprehensive income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Subsequent Events

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

Cash Flow Information

Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cash payments:
Interest	$2,903	$4,367
Income taxes	60	270
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$71	$—
Accrued and declared unpaid dividends	2,149	1,454
Increase in net unsettled security transactions	21,632	19,360
Accretion of preferred stock discount	—	1,305

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) Extends the prohibition on applying a blockage factor in valuing financial instruments with quoted prices in active markets; (3) Creates an exception to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks by allowing the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Enhances disclosure requirements for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements. See Note 9 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and financial condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.)	EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March,
	2012	2011
Net income available to common shareholders	$5,827	$3,745
Less: Earnings allocated to participating securities	2	10

Net income available to common shareholders for EPS	$5,825	$3,735

Weighted average common shares outstanding:
Total shares issued	14,162	11,880
Unvested restricted stock awards	(127)	(151)
Treasury shares	(360)	(393)

Total basic weighted average common shares outstanding	13,675	11,336
Incremental shares from assumed:
Exercise of stock options	3	7
Vesting of restricted stock awards	55	49
Exercise of warrant	—	75

Total diluted weighted average common shares outstanding	13,733	11,467

Basic earnings per common share	$0.43	$0.33

Diluted earnings per common share	$0.42	$0.33

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	318	352
Restricted stock awards	—	27

	318	379

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$104,599	$2,349	$337	$106,611
State and political subdivisions	141,184	4,221	116	145,289
Mortgage-backed securities:
Federal National Mortgage Association	94,953	3,090	—	98,043
Federal Home Loan Mortgage Corporation	58,911	1,154	—	60,065
Government National Mortgage Association	68,746	3,868	—	72,614
Collateralized mortgage obligations:
Federal National Mortgage Association	56,631	856	31	57,456
Federal Home Loan Mortgage Corporation	57,363	591	5	57,949
Government National Mortgage Association	96,300	2,284	2	98,582
Privately issued	147	1,175	—	1,322

Total collateralized mortgage obligations	210,441	4,906	38	215,309

Total mortgage-backed securities	433,051	13,018	38	446,031
Asset-backed securities	267	1,299	—	1,566

Total available for sale securities	$679,101	$20,887	$491	$699,497

Securities held to maturity:
State and political subdivisions	$24,196	$601	$—	$24,797

December 31, 2011
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$94,947	$2,770	$5	$97,712
State and political subdivisions	119,099	5,336	11	124,424
Mortgage-backed securities:
Federal National Mortgage Association	98,679	2,944	—	101,623
Federal Home Loan Mortgage Corporation	63,838	1,017	—	64,855
Government National Mortgage Association	73,226	3,376	—	76,602
Collateralized mortgage obligations:
Federal National Mortgage Association	28,339	581	7	28,913
Federal Home Loan Mortgage Corporation	22,318	675	1	22,992
Government National Mortgage Association	103,975	2,654	18	106,611
Privately issued	327	1,762	—	2,089

Total collateralized mortgage obligations	154,959	5,672	26	160,605

Total mortgage-backed securities	390,702	13,009	26	403,685
Asset-backed securities	297	1,400	—	1,697

Total available for sale securities	$605,045	$22,515	$42	$627,518

Securities held to maturity:
State and political subdivisions	$23,297	$667	$—	$23,964

For the three months ended March 31, 2012, proceeds from sales of securities available for sale were $360 thousand and gross realized gains were $331 thousand. There were no sales of available for sale securities during the three months ended March 31, 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2012 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$19,166	$19,389
Due from one to five years	72,353	74,550
Due after five years through ten years	226,616	231,886
Due after ten years	360,966	373,672

	$679,101	$699,497

Debt securities held to maturity:
Due in one year or less	$18,709	$18,823
Due from one to five years	4,363	4,638
Due after five years through ten years	991	1,161
Due after ten years	133	175

	$24,196	$24,797

There were no unrealized losses in held to maturity securities at March 31, 2012 or December 31, 2011. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U.S. Government agencies and government sponsored enterprises	$25,509	$332	$5,156	$5	$30,665	$337
State and political subdivisions	11,189	112	646	4	11,835	116
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	12,960	26	1,640	5	14,600	31
Federal Home Loan Mortgage Corporation	9,972	5	—	—	9,972	5
Government National Mortgage Association	—	—	695	2	695	2

Total collateralized mortgage obligations	22,932	31	2,335	7	25,267	38

Total mortgage-backed securities	22,932	31	2,335	7	25,267	38

Total temporarily impaired securities	$59,630	$475	$8,137	$16	$67,767	$491

December 31, 2011
U.S. Government agencies and government sponsored enterprises	$2,177	$1	$5,246	$4	$7,423	$5
State and political subdivisions	452	2	646	9	1,098	11
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,817	7	1,817	7
Federal Home Loan Mortgage Corporation	—	—	388	1	388	1
Government National Mortgage Association	6,138	18	—	—	6,138	18

Total collateralized mortgage obligations	6,138	18	2,205	8	8,343	26

Total mortgage-backed securities	6,138	18	2,205	8	8,343	26

Total temporarily impaired securities	$8,767	$21	$8,097	$21	$16,864	$42

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2012 was 53 compared to 14 at December 31, 2011. At March 31, 2012, the Company had positions in 9 investment securities with an amortized cost of $8.2 million and an unrealized loss of $16 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 44 securities positions in the Company’s investment portfolio, with an amortized cost of $60.1 million and a total unrealized loss of $475 thousand at March 31, 2012, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management.

During the three months ended March 31, 2012, the Company recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality. No impairment was recorded in the three months ended March 31, 2011.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2012, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2012, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities. Accordingly, as of March 31, 2012, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Loans, Gross	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2012
Commercial business	$233,690	$74	$233,764
Commercial mortgage	407,293	(772)	406,521
Residential mortgage	112,096	52	112,148
Home equity	232,928	4,091	237,019
Consumer indirect	485,244	22,841	508,085
Other consumer	23,328	163	23,491

Total	$1,494,579	$26,449	1,521,028

Allowance for loan losses			(23,763)

Total loans, net			$1,497,265

December 31, 2011
Commercial business	$233,727	$109	$233,836
Commercial mortgage	394,034	(790)	393,244
Residential mortgage	113,865	46	113,911
Home equity	227,853	3,913	231,766
Consumer indirect	465,807	21,906	487,713
Other consumer	24,138	168	24,306

Total	$1,459,424	$25,352	1,484,776

Allowance for loan losses			(23,260)

Total loans, net			$1,461,516

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.1 million and $2.4 million as of March 31, 2012 and December 31, 2011, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2012
Commercial business	$185	$—	$—	$185	$1,863	$231,642	$233,690
Commercial mortgage	236	—	—	236	3,040	404,017	407,293
Residential mortgage	379	—	—	379	1,929	109,788	112,096
Home equity	250	40	—	290	934	231,704	232,928
Consumer indirect	293	119	—	412	444	484,388	485,244
Other consumer	69	10	5	84	7	23,237	23,328

Total loans, gross	$1,412	$169	$5	$1,586	$8,217	$1,484,776	$1,494,579

December 31, 2011
Commercial business	$35	$—	$—	$35	$1,259	$232,433	$233,727
Commercial mortgage	165	—	—	165	2,928	390,941	394,034
Residential mortgage	517	—	—	517	1,644	111,704	113,865
Home equity	749	68	—	817	682	226,354	227,853
Consumer indirect	984	92	—	1,076	558	464,173	465,807
Other consumer	106	10	5	121	—	24,017	24,138

Total loans, gross	$2,556	$170	$5	$2,731	$7,071	$1,449,622	$1,459,424

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2012 and December 31, 2011. There were $5 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2012 and December 31, 2011. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following presents, by loan class, information related to loans modified in a TDR during the three months ended March 31, 2012 (dollars in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial business	2	$433	$433
Commercial mortgage	1	46	46

Total	3	$479	$479

There were no loans modified in a TDR during the three months ended March 31, 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the three months ended March 31, 2012 are on nonaccrual status as of March 31, 2012. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2012 or 2011. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized of impaired loans for the three months ended on the dates indicated (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Commercial business	$543	$1,457	$—	$509	$—
Commercial mortgage	1,260	1,352	—	759	—

	1,803	2,809	—	1,268	—
With an allowance recorded:
Commercial business	1,320	1,320	554	1,010	—
Commercial mortgage	1,780	1,780	672	2,171	—

	3,100	3,100	1,226	3,181	—

	$4,903	$5,909	$1,226	$4,449	$—

December 31, 2011
With no related allowance recorded:
Commercial business	$342	$1,266	$—	$361	$—
Commercial mortgage	605	696	—	583	—

	947	1,962	—	944	—
With an allowance recorded:
Commercial business	917	917	436	1,033	—
Commercial mortgage	2,323	2,323	644	2,172	—

	3,240	3,240	1,080	3,205	—

	$4,187	$5,202	$1,080	$4,149	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2012
Uncriticized	$218,308	$395,029
Special mention	6,998	2,939
Substandard	8,384	9,325
Doubtful	—	—

Total	$233,690	$407,293

December 31, 2011
Uncriticized	$221,477	$383,700
Special mention	7,445	2,388
Substandard	4,805	7,946
Doubtful	—	—

Total	$233,727	$394,034

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
March 31, 2012
Performing	$110,167	$231,994	$484,800	$23,321
Non-performing	1,929	934	444	7

Total	$112,096	$232,928	$485,244	$23,328

December 31, 2011
Performing	$112,221	$227,171	$465,249	$24,138
Non-performing	1,644	682	558	—

Total	$113,865	$227,853	$465,807	$24,138

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

Allowance for Loan Losses

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
March 31, 2012
Allowance for loan losses:
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	55	120	106	4	1,395	314	1,994
Recoveries	77	15	70	9	727	214	1,112
Provision	328	475	—	34	478	70	1,385

Ending balance	$4,386	$6,788	$822	$1,281	$9,999	$487	$23,763

Evaluated for impairment:
Individually	$554	$672	$—	$—	$—	$—	$1,226

Collectively	$3,832	$6,116	$822	$1,281	$9,999	$487	$22,537

Loans:
Ending balance	$233,690	$407,293	$112,096	$232,928	$485,244	$23,328	$1,494,579

Evaluated for impairment:
Individually	$1,863	$3,040	$—	$—	$—	$—	$4,903

Collectively	$231,827	$404,253	$112,096	$232,928	$485,244	$23,328	$1,489,676

March 31, 2011
Allowance for loan losses:
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	90	344	2	107	1,290	211	2,044
Recoveries	154	16	27	10	552	128	887
Provision (credit)	245	(195)	(22)	155	598	29	810

Ending balance	$4,021	$5,908	$1,016	$1,030	$7,614	$530	$20,119

Evaluated for impairment:
Individually	$261	$522	$—	$—	$—	$—	$783

Collectively	$3,760	$5,386	$1,016	$1,030	$7,614	$530	$19,336

Loans:
Ending balance	$209,259	$362,282	$123,572	$206,608	$404,806	$24,888	$1,331,415

Evaluated for impairment:
Individually	$902	$2,735	$—	$—	$—	$—	$3,637

Collectively	$208,357	$359,547	$123,572	$206,608	$404,806	$24,888	$1,327,778

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

(5.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for three months ended March 31, 2012:

	Outstanding	Treasury	Issued
Shares outstanding at December 31, 2011	13,803,116	358,481	14,161,597
Restricted stock awards issued	48,741	(48,741)	—
Restricted stock awards forfeited	(9,748)	9,748	—
Stock options exercised	1,650	(1,650)	—
Treasury stock purchases	(31,518)	31,518	—

Shares outstanding at March 31, 2012	13,812,241	349,356	14,161,597

(6.)	SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Board, or the Management Development and Compensation Committee of the Board. The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 48,741 restricted shares to certain members of management during the three months ended March 31, 2012. The weighted average market price of the restricted shares on the date of grant was $17.42. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending December 31, 2012.

The following is a summary of restricted stock award activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	166,654	$14.34
Granted	48,741	17.42
Vested	(82,256)	12.13
Forfeited	(9,748)	16.19

Outstanding at end of period	123,391	$16.88

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	SHARE-BASED COMPENSATION PLANS (Continued)

The Company amortizes the expense related to restricted stock awards over the vesting period. Share-based compensation expense is included in the consolidated statements of income under salaries and employee benefits for awards granted to management and in other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Stock options:
Management Stock Incentive Plan	$4	$14
Director Stock Incentive Plan	—	10

Total stock option expense	4	24
Restricted stock awards:
Management Stock Incentive Plan	123	192
Director Stock Incentive Plan	15	15

Total restricted stock award expense	138	207

Total share-based compensation	$142	$231

(7.)	EMPLOYEE BENEFIT PLANS

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

The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Service cost	$509	$439
Interest cost on projected benefit obligation	504	507
Expected return on plan assets	(803)	(663)
Amortization of unrecognized prior service cost	5	4
Amortization of unrecognized loss	343	152

Net periodic pension cost	$558	$439

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Commitments to extend credit	$369,991	$374,266
Standby letters of credit	9,117	8,855

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. The notional value of forward sales commitments totaled $1.9 million and $2.9 million at March 31, 2012 and December 31, 2011, respectively.

(9.)	FAIR VALUE MEASUREMENTS

Determination of Fair Value — Assets Measured at Fair Value on a Recurring and Nonrecurring Basis

Valuation Hierarchy

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. There have been no changes in the valuation techniques used during the current period. The fair value hierarchy is as follows:

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

Transfers between levels of the fair value hierarchy are recorded as of the end of the reporting period.

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

Securities available for sale: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Loans held for sale: The fair value of loans held for sale is determined using quoted secondary market prices and investor commitments. Loans held for sale are classified as Level 2 in the fair value hierarchy.

Collateral dependent impaired loans: Fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and collateral value is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Mortgage servicing rights: Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the constant prepayment rates and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Other real estate owned (Foreclosed assets): Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$106,611	$—	$106,611
State and political subdivisions	—	145,289	—	145,289
Mortgage-backed securities	—	446,031	—	446,031
Asset-backed securities:
Trust preferred securities	—	1,505	—	1,505
Other	—	61	—	61

	$—	$699,497	$—	$699,497

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,053	$—	$2,053
Collateral dependent impaired loans	—	—	1,874	1,874
Other assets:
Mortgage servicing rights	—	—	1,835	1,835
Other real estate owned	—	—	258	258

	$—	$2,053	$3,967	$6,020

December 31, 2011
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$97,712	$—	$97,712
State and political subdivisions	—	124,424	—	124,424
Mortgage-backed securities	—	403,685	—	403,685
Asset-backed securities:
Trust preferred securities	—	—	1,636	1,636
Other	—	61	—	61

	$—	$625,882	$1,636	$627,518

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,410	$—	$2,410
Collateral dependent impaired loans	—	—	2,160	2,160
Other assets:
Mortgage servicing rights	—	—	1,973	1,973
Other real estate owned	—	—	475	475

	$—	$2,410	$4,608	$7,018

There were no transfers between level 1 and 2 for the three months ended March 31, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2012 and 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,874	Appraisal of collateral (1)	Appraisal adjustments (2)	40% - 100% discount
		Discounted cash flow	Discount rate	5.2% (3)
			Risk premium rate	11.3% (3)
Mortgage servicing rights	1,835	Discounted cash flow	Discount rate	4.4% (3)
			Constant prepayment rate	30.4% (3)
Other real estate owned	258	Appraisal of collateral (1)	Appraisal adjustments (2)	25% - 49% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Securities available for sale, beginning of period	$1,636	$572
Sales	(360)	—
Principal paydowns and other	—	110
Total gains (losses) realized/unrealized:
Included in earnings	331	—
Included in other comprehensive income	(102)	(115)
Transfers from Level 3 to Level 2	(1,505)	—

Securities available for sale, end of period	$—	$567

During the three months ended March 31, 2012, the Company transferred $1.5 million of assets out of Level 3, consisting of pooled trust preferred securities. The transfers of the pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.)	FAIR VALUE MEASUREMENTS (Continued)

Disclosures about Fair Value of Financial Instruments

The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

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

Securities held to maturity: The fair value of the Company’s investment securities held to maturity is primarily measured using information from a third-party pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Loans: The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities. Loans were first segregated by type such as commercial, residential mortgage, and consumer, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Time deposits: The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments whose fair value was determined utilizing Level 1 inputs and for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

		Estimated	Fair Value Measurements
	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2012
Financial assets:
Securities held to maturity	$24,196	$24,797	$—	$24,797	$—
Loans (1)	1,497,265	1,521,329	—	—	1,521,329
FHLB and FRB stock	9,504	9,504	—	9,504	—

Financial liabilities:
Time deposits	695,928	697,665	—	697,665	—

December 31, 2011
Financial assets:
Securities held to maturity	$23,297	$23,964	$—	$23,964	$—
Loans (1)	1,461,516	1,493,159	—	—	1,493,159
FHLB and FRB stock	10,674	10,674	—	10,674	—

Financial liabilities:
Time deposits	700,676	702,720	—	702,720	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statement within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “projects,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those identified under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

BRANCH ACQUISITIONS

On January 19, 2012, Five Star Bank entered into an agreement to acquire four retail banking branches currently owned by First Niagara Bank, N.A located in Medina, Waterloo, Batavia and Brockport, New York and four retail banking branches currently owned by HSBC Bank USA, N.A. located in Elmira, Elmira Heights, Horseheads and Albion, New York. The deposits associated with these branches total approximately $376 million, while loans total approximately $94 million. Subject to customary closing conditions and applicable regulatory approvals, we anticipate the transaction for the First Niagara branches to close during the second quarter of this year, followed by the transaction for the HSBC branches closing during the third quarter.

In anticipation of the branch acquisitions, we have begun and will continue to leverage our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities. Our purchase of investment securities will be comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. The cash received at the time of closing will then be used to pay down the FHLB advances. This strategy will allow us to purchase securities over time and carry out a dollar cost averaging strategy.

RESULTS OF OPERATIONS

Summary of Performance

Net income for the first quarter of 2012 was $6.2 million compared to $5.8 million for the first quarter of 2011. Net income available to common shareholders for the first quarter of 2012 was $5.8 million, or $0.43 and $0.42 earnings per basic and diluted share, respectively. Comparatively, net income available to common shareholders for the first quarter of 2011 was $3.7 million, or $0.33 per basic and diluted share.

Return on average equity was 10.36% and return on average assets was 1.06% for the first quarter of 2012, compared to 10.85% and 1.06%, respectively, for the first quarter of 2011. The net interest margin was 4.05% in both the first quarter of 2012 and 2011.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2012	2011
Interest income per consolidated statements of income	$23,450	$23,639
Adjustment to fully taxable equivalent basis	507	514

Interest income adjusted to a fully taxable equivalent basis	23,957	24,153
Interest expense per consolidated statements of income	2,509	3,801

Net interest income on a taxable equivalent basis	$21,448	$20,352

Net interest income on a taxable equivalent basis for the three months ended March 31, 2012, was $21.4 million, an increase of $1.1 million or 5% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.9 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $841 thousand).

MANAGEMENT’S DISCUSSION AND ANALYSIS

The net interest margin for the first three months of 2012 was 4.05%, unchanged from the same period in 2011. The interest rate spread was 3.94% during the first quarter of 2012 compared to 3.86% during the first quarter of 2011. This 8 basis point increase was offset by an 8 basis point decrease in the contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The higher interest rate spread was a net result of a 27 basis point decrease in the yield on earning assets and a 35 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2010, 2011 and thus far in 2012. During 2011, the Federal Reserve disclosed that short-term interest rates would be held near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In April 2012, the Federal Reserve further announced that interest rates will likely need to remain at exceptionally low levels through late 2014.

For the first quarter of 2012, the yield on average earning assets of 4.53% was 27 basis points lower than the first quarter of 2011. Loan yields decreased 47 basis points to 5.24%. Commercial mortgage and consumer indirect loans in particular, down 37 and 92 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 17 basis points to 2.83%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $1.9 million during the first quarter of 2012.

The cost of average interest-bearing liabilities of 0.59% in the first quarter of 2012 was 35 basis points lower than the first quarter of 2011. The average cost of interest-bearing deposits was 0.60% in 2012, 23 basis points lower than 2011, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of short-term funding decreased 11 basis points to 0.46% for the first quarter of 2012. The interest-bearing liability rate changes resulted in $1.0 million of lower interest expense.

Average interest-earning assets were $2.125 billion for first quarter 2012, an increase of $93.9 million or 5% from the comparable quarter last year, with average loans up $150.8 million and average securities down $56.7 million. The growth in average loans was comprised of increases in consumer loans (up $100.2 million, primarily indirect loans) and commercial loans (up $65.0 million), while residential mortgages declined (down $14.4 million).

Average interest-bearing liabilities of $1.700 billion in first quarter of 2012 were $59.7 million or 4% higher than the first quarter of 2011. On average, interest-bearing deposits grew $40.5 million (primarily attributable to a $37.9 million increase on average municipal deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $37.1 million. Average borrowings increased $19.2 million between the first quarter periods, with short-term borrowings higher by $46.0 million, offset by a decrease in long-term funding. There was no long-term debt outstanding during the first quarter of 2012. During the third quarter of 2011 we repaid all of our outstanding long-term debt, including our 10.20% junior subordinated debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$94	$—	0.29%	$258	$—	0.21%
Investment securities (1):
Taxable	479,563	2,972	2.48	545,079	3,649	2.68
Tax-exempt (2)	145,320	1,449	3.99	136,525	1,469	4.30

Total investment securities	624,883	4,421	2.83	681,604	5,118	3.00
Loans:
Commercial business	231,865	2,727	4.73	207,669	2,473	4.83
Commercial mortgage	402,007	5,502	5.50	361,228	5,231	5.87
Residential mortgage	114,166	1,547	5.42	128,567	1,835	5.71
Home equity	233,550	2,495	4.30	208,656	2,323	4.51
Consumer indirect	494,861	6,650	5.41	417,833	6,525	6.33
Other consumer	23,554	615	10.50	25,226	648	10.41

Total loans	1,500,003	19,536	5.24	1,349,179	19,035	5.71

Total interest-earning assets	2,124,980	23,957	4.53	2,031,041	24,153	4.80

Allowance for loan losses	(23,836)			(20,876)
Other noninterest-earning assets	241,586			211,613

Total assets	$2,342,730			$2,221,778

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$392,353	$146	0.15%	$395,807	$162	0.17%
Savings and money market	507,543	283	0.22	434,579	262	0.24
Certificates of deposit	703,372	1,969	1.13	732,414	2,773	1.54

Total interest-bearing deposits	1,603,268	2,398	0.60	1,562,800	3,197	0.83
Short-term borrowings	97,093	111	0.46	51,127	72	0.57
Long-term borrowings	—	—	—	26,743	532	7.98

Total borrowings	97,093	111	0.46	77,870	604	3.12

Total interest-bearing liabilities	1,700,361	2,509	0.59	1,640,670	3,801	0.94

Noninterest-bearing demand deposits	387,153			350,032
Other noninterest-bearing liabilities	14,703			13,548
Shareholders’ equity	240,513			217,528

Total liabilities and shareholders’ equity	$2,342,730			$2,221,778

Net interest income (tax-equivalent)		$21,448			$20,352

Interest rate spread			3.94%			3.86%

Net earning assets	$424,619			$390,371

Net interest margin (tax-equivalent)			4.05%			4.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.97%			123.79%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2012 vs. 2011
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—
Investment securities:
Taxable	(419)	(258)	(677)
Tax-exempt	92	(112)	(20)

Total investment securities	(327)	(370)	(697)
Loans:
Commercial business	285	(31)	254
Commercial mortgage	569	(298)	271
Residential mortgage	(198)	(90)	(288)
Home equity	269	(97)	172
Consumer indirect	1,107	(982)	125
Other consumer	(44)	11	(33)

Total loans	1,988	(1,487)	501

Total interest income	1,661	(1,857)	(196)

Interest expense:
Deposits:
Interest-bearing demand	(1)	(15)	(16)
Savings and money market	42	(21)	21
Certificates of deposit	(106)	(698)	(804)

Total interest-bearing deposits	(65)	(734)	(799)
Short-term borrowings	55	(16)	39
Long-term borrowings	(266)	(266)	(532)

Total borrowings	(211)	(282)	(493)

Total interest expense	(276)	(1,016)	(1,292)

Net interest income	$1,937	$(841)	$1,096

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2012 was $1.4 million, compared to $810 thousand for the same period in 2011. See “Allowance for Loan Losses” under the section titled “Lending Activities” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2012	2011
Service charges on deposits	$1,835	$2,105
ATM and debit card	1,077	1,016
Broker-dealer fees and commissions	587	386
Company owned life insurance	426	266
Net gain on sale of loans held for sale	333	224
Net gain on disposal of investment securities	331	3
Loan servicing	94	349
Impairment charges on investment securities	(91)	—
Net gain on sale and disposal of other assets	6	45
Other	853	754

Total noninterest income	$5,451	$5,148

The components of noninterest income fluctuated as discussed below.

Service charges on deposit accounts were down $270 thousand in the first quarter primarily due to changes in customer behavior and recent regulatory changes that include requirements for customers to opt in for overdraft coverage for certain types of electronic banking activities.

Broker-dealer fees and commissions were up $201 thousand or 52% for the first quarter of 2012 compared to 2011. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during 2012 as a result of improving market and economic conditions and our renewed focus on this line of business.

During the third quarter of 2011 we purchased an additional $18.0 million of company owned life insurance. The increased amount of insurance was largely responsible for the $160 thousand increase in company owned life insurance income.

Gains from the sale of loans held for sale were $109 thousand higher than in the first quarter of 2011 due to increased origination volume.

We recognized a $331 thousand pre-tax gain from the sale of a pooled trust-preferred security that had been written down in prior periods and included in non-performing assets. We continue to monitor the market for the trust-preferred securities and evaluate the potential for future dispositions. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Loan servicing income represents fees earned for servicing mortgage and indirect auto loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was down $255 thousand for the three months ended March 31, 2012 compared to 2011. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and write-downs on capitalized mortgage servicing assets.

During the first quarter of 2012 we recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2012	2011
Salaries and employee benefits	$8,931	$8,401
Occupancy and equipment	2,770	2,843
Professional services	711	682
Computer and data processing	600	603
Supplies and postage	458	452
FDIC assessments	297	607
Advertising and promotions	101	165
Other	1,789	1,597

Total noninterest expense	$15,657	$15,350

The components of noninterest expense fluctuated as discussed below.

Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $8.9 million for 2012, up $530 thousand or 6% from 2011. Average full-time equivalent employees (“FTEs”) were 574 for 2012, about the same as 576 for last year. Salary-related expenses increased $326 thousand or 5% for the three months ended March 31, 2012, compared to 2011, reflecting annual merit increases, as well as an increase in estimated incentive compensation, which was previously limited under the TARP Capital Purchase Program. Fringe benefit expenses increased $204 thousand or 10%, primarily attributable to higher pension expense.

Other noninterest expense was $1.8 million for the first quarter of 2012, an increase of $192 thousand or 12% from the first quarter of 2011. Other noninterest expense for the first quarter of 2012 included $125 thousand of severance expense associated with workforce realignment in a continued effort to reduce future costs.

FDIC assessments decreased $310 thousand for the three months ended March 31, 2012, compared to 2011, primarily a result of changes implemented by the FDIC in the method of calculating assessment rates which became effective in the second quarter of 2011.

The efficiency ratio for the first quarter of 2012 was 58.59% compared with 59.97% for the first quarter of 2011. See “Use of Non-GAAP Financial Measures” on page 40 for further discussion of the efficiency ratio.

Income Taxes

For the three months ended March 31, 2012, we recorded income tax expense of $3.2 million, versus $3.0 million a year ago. The change in income tax was primarily due to higher pre-tax income during the first quarter of 2012. The effective tax rates for the first quarter of 2012 and 2011 were 33.7% and 34.1%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt and tax-preferred securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$104,599	$106,611	$94,947	$97,712
State and political subdivisions	141,184	145,289	119,099	124,424
Mortgage-backed securities:
Agency mortgage-backed securities	432,904	444,709	390,375	401,596
Non-Agency mortgage-backed securities	147	1,322	327	2,089
Asset-backed securities (1)	267	1,566	297	1,697

Total available for sale securities	679,101	699,497	605,045	627,518
Securities held to maturity:
State and political subdivisions	24,196	24,797	23,297	23,964

Total investment securities	$703,297	$724,294	$628,342	$651,482

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

Investment securities available for sale increased $72.0 million or 11%, from $627.5 million at December 31, 2011 to $699.5 million at March 31, 2012, as we invested excess liquidity into this investment category.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, we determined that a privately issued whole loan CMO was other-than-temporarily impaired due to credit quality at March 31, 2012. We recognized an OTTI charge of $91 thousand related to that security for the three months ended March 31, 2012. No impairment was recorded in the three months ended March 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial business	$233,764	15.4%	$233,836	15.7%
Commercial mortgage	406,521	26.7	393,244	26.5

Total commercial	640,285	42.1	627,080	42.2
Residential mortgage	112,148	7.4	113,911	7.7
Home equity	237,019	15.6	231,766	15.6
Consumer indirect	508,085	33.4	487,713	32.9
Other consumer	23,491	1.5	24,306	1.6

Total consumer	768,595	50.5	743,785	50.1

Total loans	1,521,028	100.0%	1,484,776	100.0%

Allowance for loan losses	23,763		23,260

Total loans, net	$1,497,265		$1,461,516

Total loans increased $36.3 million to $1.521 billion as of March 31, 2012 from $1.485 billion as of December 31, 2011.

Commercial loans increased $13.2 million and represented 42.1% of total loans as of March 31, 2012, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $1.8 million to $112.1 million as of March 31, 2012 in comparison to $113.9 million as of December 31, 2011. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to our portfolio.

Our home equity portfolio, which consists of home equity loans and lines, totaled $237.0 million as of March 31, 2012, up $5.3 million or 2% compared to December 31, 2011. As of March 31, 2012, approximately 70% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $20.4 million to $508.1 million as of March 31, 2012, from $487.7 million as of December 31, 2011. During the first quarter of 2012, we originated $72.3 million in indirect auto loans with a mix of approximately 46% new auto and 54% used auto. This compares with $45.6 million in indirect loan auto originations with a mix of approximately 41% new auto and 59% used auto for the same period in 2011.

Loans Held for Sale and Mortgage Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) totaled $2.1 million and $2.4 million as of March 31, 2012 and December 31, 2011, respectively, all of which were residential real estate loans.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $292.9 million as of March 31, 2012 and $297.8 million as of December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2012	2011
Balance as of beginning of period	$23,260	$20,466
Charge-offs:
Commercial business	55	90
Commercial mortgage	120	344
Residential mortgage	106	2
Home equity	4	107
Consumer indirect	1,395	1,290
Other consumer	314	211

Total charge-offs	1,994	2,044
Recoveries:
Commercial business	77	154
Commercial mortgage	15	16
Residential mortgage	70	27
Home equity	9	10
Consumer indirect	727	552
Other consumer	214	128

Total recoveries	1,112	887

Net charge-offs	882	1,157
Provision for loan losses	1,385	810

Balance at end of period	$23,763	$20,119

Net loan charge-offs to average loans (annualized)	0.24%	0.35%
Allowance for loan losses to total loans	1.56%	1.49%
Allowance for loan losses to non-performing loans	289%	275%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2012.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk-profile of our loan products and customers. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business. We primarily originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located within our central and western New York marketplace, which has been relatively stable in recent years. Residential mortgages collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 85% of appraised value or have mortgage insurance.

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

Net charge-offs of $882 thousand in the first quarter of 2012 represented 0.24% of average loans on an annualized basis compared to $1.2 million or 0.35% in the first quarter of 2011. The provision for loan losses totaled $1.4 million in the first quarter of 2012, exceeding charge-offs by $503 thousand, as we continue to maintain the allowance for loan losses consistent with the growth in our loan portfolio and trends in asset quality. The allowance equaled 289% of non-performing loans and 1.56% of total loans as of March 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31,	December 31,	March 31,
	2012	2011	2011
Nonaccrual loans:
Commercial business	$1,863	$1,259	$901
Commercial mortgage	3,040	2,928	2,736
Residential mortgage	1,929	1,644	2,192
Home equity	934	682	835
Consumer indirect	444	558	639
Other consumer	7	—	12

Total nonaccrual loans	8,217	7,071	7,315
Accruing loans 90 days or more delinquent	5	5	3

Total non-performing loans	8,222	7,076	7,318
Foreclosed assets	258	475	568
Non-performing investment securities	1,505	1,636	567

Total non-performing assets	$9,985	$9,187	$8,453

Non-performing loans to total loans	0.54%	0.48%	0.54%
Non-performing assets to total assets	0.41%	0.39%	0.37%

Information regarding the activity in nonaccrual loans for the three months ended March 31, 2012 is as follows (in thousands).

Nonaccrual loans, beginning of year	$7,071
Additions	4,454
Payments	(1,301)
Charge-offs	(1,794)
Returned to accruing status	(142)
Transferred to other real estate or repossessed assets	(71)

Nonaccrual loans, end of period	$8,217

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at March 31, 2012 were $10.0 million, an increase of $798 thousand from the $9.2 million balance at December 31, 2011. The primary component of non-performing assets is non-performing loans, which were $8.2 million at March 31, 2012, an increase of $1.1 million from the $7.1 million balance at December 31, 2011.

The ratio of non-performing loans to total loans was 0.54% at March 31, 2012, compared to 0.48% at December 31, 2011. The average of our peer group was 2.95% of total loans at December 31, 2011, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of December 31, 2011 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 5 properties totaling $258 thousand at March 31, 2012 and 8 properties totaling $475 thousand at December 31, 2011.

As of March 31, 2012, non-performing investment securities for which we have stopped accruing interest consists of 9 securities with a total fair value of $1.5 million, compared to 10 securities with a fair value of $1.6 million at December 31, 2011. The non-performing investment securities are pooled trust preferred securities included in non-performing assets at fair value. During the first quarter of 2012 we recognized a $331 thousand pre-tax gain from the sale of one security that had been written down in prior periods and classified as non-performing at December 31, 2011. The security had a fair value of $125 thousand at December 31, 2011.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.8 million and $8.6 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2012 and December 31, 2011, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$404,186	19.5%	$393,421	20.3%
Interest-bearing demand	435,701	21.1	362,555	18.8
Savings and money market	530,754	25.7	474,947	24.6
Certificates of deposit < $100,000	469,862	22.8	486,496	25.2
Certificates of deposit of $100,000 or more	226,066	10.9	214,180	11.1

Total deposits	$2,066,569	100.0%	$1,931,599	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. As of March 31, 2012, total deposits were $2.067 billion, an increase of $135.0 million in comparison to $1.932 billion as of December 31, 2011. Certificates of deposit were approximately 34% and 36% of total deposits at March 31, 2012 and December 31, 2011, respectively. Depositors remain hesitant to invest in certificates of deposit for long periods due to the low rate environment and, as a result, reduced both the amount they placed in time deposits and the maturity terms.

Nonpublic deposits represent the largest component of our funding. Total nonpublic deposits were $1.533 billion and $1.541 billion as of March 31, 2012 and December 31, 2011, respectively. We continue to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.

As an additional source of funding, we offer a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20 to 25% of our total deposits. As of March 31, 2012, total public deposits were $533.3 million in comparison to $390.2 million as of December 31, 2011. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
	2012	2011
Short-term borrowings:
Federal funds purchased	$—	$11,597
Repurchase agreements	40,547	36,301
Short-term FHLB borrowings	76,800	102,800

Total short-term borrowings	$117,347	$150,698

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of March 31, 2012 or December 31, 2011.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $38 million of immediate credit capacity with FHLB as of March 31, 2012. We had approximately $392 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at March 31, 2012. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $114 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of U.S. Government agencies. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. There were no Federal funds purchased at March 31, 2012. Federal funds purchased totaled $11.6 million at December 31, 2011. Repurchase agreements are secured overnight borrowings with customers. These short-term repurchase agreements amounted to $40.5 million and $36.3 million as of March 31, 2012 and December 31, 2011, respectively. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings of $76.8 million and $102.8 million at March 31, 2012 and December 31, 2011, respectively, consisted of short-term advances.

Shareholders’ Equity

Shareholders’ equity was $240.0 million at March 31, 2012, an increase of $2.8 million from $237.2 million at December 31, 2011. Net income for the quarter increased shareholders’ equity by $6.2 million, which was partially offset by common and preferred stock dividends of $2.1 million. Accumulated other comprehensive income included in shareholders’ equity decreased $1.1 million during the first quarter due primarily to lower net unrealized gains on securities available for sale.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds, as well as the results of its operations and capital expenditures. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB.

The primary sources of liquidity for the parent company are dividends from the Bank and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets. Five Star Investment Services relies on cash flows from operations and funds from the parent company when necessary.

The Company’s cash and cash equivalents were $77.0 million as of March 31, 2012, up $19.4 million from $57.6 million as of December 31, 2011. Net cash provided by operating activities totaled $12.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $91.9 million, which included cash outflows of $37.2 million for net loan originations and $54.4 million from investment securities transactions. Net cash provided by financing activities of $99.1 million was attributed to a $135.0 million increase in deposits, partly offset by a $33.4 million increase in short-term borrowings and $2.1 million in dividend payments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following table reflects the ratios and their components (dollars in thousands).

	March 31,	December 31,
	2012	2011
Total shareholders’ equity	$239,962	$237,194
Less: Unrealized gain on securities available for sale, net of tax	12,316	13,570
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,423)	(12,625)
Disallowed goodwill and other intangible assets	37,369	37,369
Disallowed deferred tax assets	—	1,794

Tier 1 capital	$202,700	$197,086

Adjusted average total assets (for leverage capital purposes)	$2,304,029	$2,282,755

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	8.80%	8.63%

Total Tier 1 capital	$202,700	$197,086
Plus: Qualifying allowance for loan losses	20,774	20,239

Total risk-based capital	$223,474	$217,325

Net risk-weighted assets	$1,658,969	$1,616,119

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	12.22%	12.20%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	13.47%	13.45%

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Tier 1 leverage:	Company	$202,700	8.80%	$92,161	4.00%	$115,201	5.00%
	Bank	191,030	8.31	91,961	4.00	114,951	5.00
Tier 1 capital:	Company	202,700	12.22	66,359	4.00	99,538	6.00
	Bank	191,030	11.54	66,221	4.00	99,331	6.00
Total risk-based capital:	Company	223,474	13.47	132,718	8.00	165,897	10.00
	Bank	211,762	12.79	132,442	8.00	165,552	10.00
December 31, 2011
Tier 1 leverage:	Company	$197,086	8.63%	$91,310	4.00%	$114,138	5.00%
	Bank	184,639	8.10	91,192	4.00	113,990	5.00
Tier 1 capital:	Company	197,086	12.20	64,645	4.00	96,967	6.00
	Bank	184,639	11.46	64,445	4.00	96,667	6.00
Total risk-based capital:	Company	217,325	13.45	129,290	8.00	161,612	10.00
	Bank	204,817	12.71	128,890	8.00	161,112	10.00

MANAGEMENT’S DISCUSSION AND ANALYSIS

Dividend Restrictions

In the ordinary course of business the Company is dependent upon dividends from Five Star Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.

USE OF NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with U.S. GAAP, this report includes the non-GAAP financial measure “efficiency ratio”. We believe this non-GAAP financial measure provides a meaningful base for period-to-period comparisons and will assist investors in analyzing our operating results and facilitating performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the efficiency ratio enhance investors’ understanding of our business and performance, this non-GAAP measure should not be considered in isolation, or as a substitute for GAAP basis financial measures. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition.

The efficiency ratio measures the amount of revenue (defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities) needed to cover noninterest expenses. In accordance with industry standards, we believe that presenting net interest margin on a taxable equivalent basis, using a 35% effective federal tax rate, allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments. A reconciliation of interest income to interest income on a fully taxable equivalent basis and net interest income on a taxable equivalent basis is presented in the table under “Net Interest Income and Net Interest Margin.”

The following table provides: (i) a reconciliation of noninterest expense (GAAP) to adjusted noninterest expense (non-GAAP); (ii) a reconciliation of noninterest income (GAAP) to adjusted noninterest income (non-GAAP); (iii) a computation of adjusted total revenue (non-GAAP); and (iv) a computation of the efficiency ratio (non-GAAP) (dollars in thousands).

		Three months ended
		March 31,
		2012	2011
Noninterest expense		$15,657	$15,350
Significant items:
Other real estate owned expense		(37)	(59)

Adjusted noninterest expense (non-GAAP)	A	$15,620	$15,291

Net interest income on a taxable equivalent basis		$21,448	$20,352
Noninterest income		5,451	5,148
Significant items:
Net gain on disposal of investment securities		(331)	(3)
Impairment charges on investment securities		91	—

Adjusted noninterest expense (non-GAAP)	B	$26,659	$25,497

Efficiency ratio (non-GAAP)	A/B	58.59%	59.97%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate risk, which is defined as the potential variability of our earnings that arises from changes in market interest rates and the magnitude of the change at varying points along the yield curve. Changes in market interest rates, whether they are increases or decreases, can trigger repricings and changes in the pace of payments for both assets and liabilities, which individually or in combination may affect our net income, net interest income and net interest margin, either positively or negatively.

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

The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and economic value of equity. The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of twelve and twenty four months. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

In addition to the changes in interest rate scenarios listed above, the Company typically runs other scenarios to measure interest rate risk, which vary depending on the economic and interest rate environments.

The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated March  9, 2012, as filed with the Securities and Exchange Commission.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

41

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated March 9, 2012, as filed with the Securities and Exchange Commission.

ITEM 1A. Risk Factors

The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated March 9, 2012, as filed with the Securities and Exchange Commission.

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

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	,	May 8, 2012
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs	,	May 8, 2012
Karl F. Krebs
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

43