Form 10-Q
period 2012-06-30
FINANCIAL INSTITUTIONS INC
filed 2012-08-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The registrant had 13,811,530 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2012.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$61,719	$57,489
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	61,813	57,583
Securities available for sale, at fair value	765,216	627,518
Securities held to maturity, at amortized cost (fair value of $22,626 and $23,964, respectively)	22,016	23,297
Loans held for sale	1,682	2,410
Loans (net of allowance for loan losses of $24,120 and $23,260, respectively)	1,600,034	1,461,516
Company owned life insurance	46,457	45,556
Premises and equipment, net	34,910	33,085
Goodwill and other intangible assets, net	43,858	37,369
Other assets	46,765	48,019

Total assets	$2,622,751	$2,336,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$422,165	$393,421
Interest-bearing demand	420,386	362,555
Savings and money market	584,278	474,947
Time deposits	708,442	700,676

Total deposits	2,135,271	1,931,599
Short-term borrowings	200,824	150,698
Other liabilities	39,710	16,862

Total liabilities	2,375,805	2,099,159

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,500 shares issued	150	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized and 173,235 shares issued	17,323	17,323

Total preferred equity	17,473	17,473
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,048	67,247
Retained earnings	166,496	158,079
Accumulated other comprehensive income	2,267	945
Treasury stock, at cost — 350,067 and 358,481 shares, respectively	(6,480)	(6,692)

Total shareholders’ equity	246,946	237,194

Total liabilities and shareholders’ equity	$2,622,751	$2,336,353

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$19,512	$19,071	$39,048	$38,106
Interest and dividends on investment securities	4,219	4,759	8,133	9,363

Total interest income	23,731	23,830	47,181	47,469

Interest expense:
Deposits	2,169	2,934	4,567	6,131
Short-term borrowings	174	110	285	182
Long-term borrowings	—	533	—	1,065

Total interest expense	2,343	3,577	4,852	7,378

Net interest income	21,388	20,253	42,329	40,091
Provision for loan losses	1,459	1,328	2,844	2,138

Net interest income after provision for loan losses	19,929	18,925	39,485	37,953

Noninterest income:
Service charges on deposits	1,974	2,243	3,809	4,348
ATM and debit card	1,072	1,123	2,149	2,139
Broker-dealer fees and commissions	434	402	1,021	788
Company owned life insurance	441	279	867	545
Net gain on sale of loans held for sale	325	117	658	341
Net gain on disposal of investment securities	1,237	4	1,568	7
Loan servicing	409	249	503	598
Impairment charges on investment securities	—	—	(91)	—
Net gain (loss) on disposal of other assets	29	(8)	35	37
Other	769	565	1,622	1,319

Total noninterest income	6,690	4,974	12,141	10,122

Noninterest expense:
Salaries and employee benefits	8,822	8,854	17,753	17,255
Occupancy and equipment	2,715	2,644	5,485	5,487
Professional services	1,080	571	1,791	1,253
Computer and data processing	886	648	1,486	1,251
Supplies and postage	573	424	1,031	876
FDIC assessments	304	168	601	775
Advertising and promotions	137	253	238	418
Other	2,064	1,591	3,853	3,188

Total noninterest expense	16,581	15,153	32,238	30,503

Income before income taxes	10,038	8,746	19,388	17,572
Income tax expense	3,382	3,027	6,536	6,033

Net income	$6,656	$5,719	$12,852	$11,539

Preferred stock dividends	368	370	737	1,140
Accretion of discount on Series A preferred stock	—	—	—	1,305

Net income available to common shareholders	$6,288	$5,349	$12,115	$9,094

Earnings per common share (Note 4):
Basic	$0.46	$0.39	$0.89	$0.73
Diluted	$0.46	$0.39	$0.88	$0.72

Cash dividends declared per common share	$0.14	$0.12	$0.27	$0.22

Weighted average common shares outstanding:
Basic	13,697	13,631	13,686	12,489
Diluted	13,750	13,707	13,742	12,593

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$6,656	$5,719	$12,852	$11,539

Other comprehensive income:
Unrealized gains on securities:
Change in net unrealized securities gains arising during period	4,832	14,666	2,995	15,921
Deferred tax expense	(1,914)	(5,811)	(1,186)	(6,308)
Reclassification adjustment for gains included in income before income taxes	(1,237)	(4)	(1,477)	(7)
Related tax expense	490	2	585	3

Change in net unrealized gains on securities, net of tax	2,171	8,853	917	9,609
Change in pension and post-retirement obligations:
Change in net actuarial gain\loss	336	145	671	290
Related tax expense	(133)	(57)	(266)	(115)

Change in pension and post-retirement obligations, net of tax	203	88	405	175

Other comprehensive income	2,374	8,941	1,322	9,784

Comprehensive income	$9,030	$14,660	$14,174	$21,323

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2012 and 2011

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	11,539	—	—	11,539
Other comprehensive income, net of tax	—	—	—	—	9,784	—	9,784

Total comprehensive income							21,323
Purchases of common stock for treasury	—	—	—	—	—	(205)	(205)
Issuance of common stock	—	29	43,098	—	—	—	43,127
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(96)	—	—	—	—	—	(96)
Share-based compensation plans:
Share-based compensation	—	—	576	—	—	—	576
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(991)	—	—	991	—
Excess tax benefit on share-based compensation	—	—	64	—	—	—	64
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series A Preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(739)	—	—	(739)
Common-$0.22 per share	—	—	—	(2,722)	—	—	(2,722)

Balance at June 30, 2011	$17,479	$142	$66,724	$150,971	$5,062	$(6,645)	$233,733

Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	12,852	—	—	12,852
Other comprehensive loss, net of tax	—	—	—	—	1,322	—	1,322

Total comprehensive income							14,174
Purchases of common stock for treasury	—	—	—	—	—	(525)	(525)
Share-based compensation plans:
Share-based compensation	—	—	318	—	—	—	318
Stock options exercised	—	—	(5)	—	—	31	26
Restricted stock awards issued, net	—	—	(599)	—	—	599	—
Excess tax benefit on share-based compensation	—	—	97	—	—	—	97
Directors’ retainer	—	—	(10)			107	97
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(735)	—	—	(735)
Common-$0.27 per share	—	—	—	(3,698)	—	—	(3,698)

Balance at June 30, 2012	$17,473	$142	$67,048	$166,496	$2,267	$(6,480)	$246,946

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$12,852	$11,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,758	1,701
Net amortization of premiums on securities	2,603	2,825
Provision for loan losses	2,844	2,138
Share-based compensation	318	576
Deferred income tax expense	2,591	1,206
Proceeds from sale of loans held for sale	30,528	14,162
Originations of loans held for sale	(29,142)	(11,618)
Increase in company owned life insurance	(867)	(545)
Net gain on sale of loans held for sale	(658)	(341)
Net gain on disposal of investment securities	(1,568)	(7)
Impairment charges on investment securities	91	—
Net gain on sale and disposal of other assets	(35)	(37)
(Increase) decrease in other assets	(1,802)	1,204
Increase in other liabilities	8,675	1,204

Net cash provided by operating activities	28,188	24,007

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(223,454)	(124,096)
Held to maturity	(6,847)	(7,428)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	98,123	88,512
Held to maturity	8,421	11,649
Proceeds from sales of securities available for sale	1,670	8,900
Net loan originations	(83,300)	(37,715)
Purchases of company owned life insurance	(34)	(34)
Proceeds from sales of other assets	452	165
Purchases of premises and equipment	(2,135)	(1,410)
Net cash received in branch acquisition	63,577	—

Net cash used in investing activities	(143,527)	(61,457)

Cash flows from financing activities:
Net increase (decrease) in deposits	74,137	(10,651)
Net increase in short-term borrowings	50,126	55,285
Repayments of long-term borrowings	—	(65)
Proceeds from issuance of common stock, net of issuance costs	—	43,127
Redemption of Series A preferred stock	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	—	(96)
Purchases of common stock for treasury	(525)	(205)
Repurchase of warrant issued to U.S. Treasury	—	(2,080)
Proceeds from stock options exercised	26	91
Excess tax benefit on share-based compensation	97	64
Cash dividends paid to preferred shareholders	(737)	(1,380)
Cash dividends paid to common shareholders	(3,555)	(2,167)

Net cash provided by financing activities	119,569	44,476

Net increase in cash and cash equivalents	4,230	7,026
Cash and cash equivalents, beginning of period	57,583	39,058

Cash and cash equivalents, end of period	$61,813	$46,084

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., a financial holding company organized under the laws of New York State (“New York” or “NYS”), and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. The Company owns all of the capital stock of Five Star Bank, a New York State chartered bank, and Five Star Investment Services, Inc., a financial services subsidiary offering noninsured investment products. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) extends the prohibition on applying a blockage factor in valuing financial instruments with quoted prices in active markets; (3) creates an exception to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks by allowing the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) enhances disclosure requirements for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements. See Note 11 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income beginning with the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and financial condition.

In September 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 permit an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed beginning in 2012. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

(2.) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Six months ended
	June 30,
	2012	2011
Cash payments:
Interest	$5,409	$7,699
Income taxes	3,302	2,173
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$183	$105
Accrued and declared unpaid dividends	2,287	2,009
Increase in net unsettled security transactions	13,938	960
Accretion of preferred stock discount	—	1,305
Net transfer of loans to held for sale	—	13,576
Assets acquired and liabilities assumed in branch acquisition:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	59,966	—
Deposits and other liabilities	130,032	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) BRANCH ACQUISITIONS

On January 19, 2012, the Bank entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, National Association (“First Niagara”).

Under the terms of the First Niagara Branch Agreement, the Bank agreed to acquire, from First Niagara, four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”). Under the terms of the agreement, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction was completed on June 22, 2012, with assets acquired and deposits assumed being recorded at their estimated fair values as follows:

Cash	$63,577
Loans	58,245
Bank premises and equipment	1,504
Goodwill	5,068
Core deposit intangible asset	1,421
Other assets	$217

Total assets acquired	130,032

Deposits assumed	$129,535
Other liabilities	497

Total liabilities assumed	$130,032

The transaction to acquire the First Niagara Branches was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and in certain cases are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values become available.

The operating results of the acquired branches included in the Company’s consolidated statement of income for the six months ended June 30, 2012 reflect only amounts from the acquisition date of June 22, 2012 through June 30, 2012, the end of the second quarter. The operating results of the acquired branches prior to the acquisition date were not material for purposes of supplemental disclosure per the FASB guidance on business combinations.

The Company acquired the loan portfolio at a fair value discount of $321 thousand. The discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The core deposit intangible asset will be amortized on an accelerated basis over a period of approximately nine years. The time deposit premium of $269 thousand will be accreted over the estimated remaining life of the related deposits as a reduction of interest expense.

Preliminary goodwill of $5.1 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created and the economies of scale expected from combining the operations of the acquired branches with those of the Bank. All goodwill and core deposit intangible assets arising from this acquisition is expected to be deductible for tax purposes on a straight-line basis over a 15 year period.

The following table provides a reconciliation of goodwill and other intangible assets, net:

	Goodwill	Other intangible assets, net	Total
Balance, December 31, 2011	$37,369	$—	$37,369
Addition: First Niagara Branches	5,068	1,421	6,489

Balance, June 30, 2012	$42,437	$1,421	$43,858

Under the terms and conditions set forth in the HSBC Branch Agreement, the Bank agreed to acquire, from First Niagara, four retail bank branches currently owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara is assigning its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the HSBC Branch Agreement, the Bank will acquire (based on May 2012 estimates, the most recent figures available) approximately $17.4 million in loans and assume approximately $192.2 million in deposits at a deposit premium of 4.0%. The Company has received the necessary regulatory approvals and is expected to close on the HSBC Branch acquisition on August 17, 2012.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$6,288	$5,349	$12,115	$9,094
Less: Earnings allocated to participating securities	—	10	3	20

Net income available to common shareholders for EPS	$6,288	$5,339	$12,112	$9,074

Weighted average common shares outstanding:
Total shares issued	14,162	14,162	14,162	13,027
Unvested restricted stock awards	(123)	(171)	(125)	(161)
Treasury shares	(342)	(360)	(351)	(377)

Total basic weighted average common shares outstanding	13,697	13,631	13,686	12,489
Incremental shares from assumed:
Exercise of stock options	3	2	3	5
Vesting of restricted stock awards	50	60	53	54
Exercise of warrant	—	14	—	45

Total diluted weighted average common shares outstanding	13,750	13,707	13,742	12,593
Basic earnings per common share	$0.46	$0.39	$0.89	$0.73

Diluted earnings per common share	$0.46	$0.39	$0.88	$0.72

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	307	368	317	360
Restricted stock awards	2	2	1	7

	309	370	318	367

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$97,532	$3,302	$5	$100,829
State and political subdivisions	170,717	4,527	326	174,918
Mortgage-backed securities:
Federal National Mortgage Association	121,620	3,502	—	125,122
Federal Home Loan Mortgage Corporation	58,551	1,493	—	60,044
Government National Mortgage Association	64,843	3,907	—	68,750
Collateralized mortgage obligations:
Federal National Mortgage Association	64,320	1,567	2	65,885
Federal Home Loan Mortgage Corporation	74,887	1,925	—	76,812
Government National Mortgage Association	88,428	2,205	4	90,629
Privately issued	133	888	—	1,021

Total collateralized mortgage obligations	227,768	6,585	6	234,347

Total mortgage-backed securities	472,782	15,487	6	488,263
Asset-backed securities	194	1,012	—	1,206

Total available for sale securities	$741,225	$24,328	$337	$765,216

Securities held to maturity:
State and political subdivisions	$22,016	$610	$—	$22,626

December 31, 2011
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$94,947	$2,770	$5	$97,712
State and political subdivisions	119,099	5,336	11	124,424
Mortgage-backed securities:
Federal National Mortgage Association	98,679	2,944	—	101,623
Federal Home Loan Mortgage Corporation	63,838	1,017	—	64,855
Government National Mortgage Association	73,226	3,376	—	76,602
Collateralized mortgage obligations:
Federal National Mortgage Association	28,339	581	7	28,913
Federal Home Loan Mortgage Corporation	22,318	675	1	22,992
Government National Mortgage Association	103,975	2,654	18	106,611
Privately issued	327	1,762	—	2,089

Total collateralized mortgage obligations	154,959	5,672	26	160,605

Total mortgage-backed securities	390,702	13,009	26	403,685
Asset-backed securities	297	1,400	—	1,697

Total available for sale securities	$605,045	$22,515	$42	$627,518

Securities held to maturity:
State and political subdivisions	$23,297	$667	$—	$23,964

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Proceeds from sales	$1,310	$8,900	$1,670	$8,900
Gross realized gains	1,237	4	1,568	4
Gross realized losses	—	—	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2012 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$29,452	$29,859
Due from one to five years	70,376	72,794
Due after five years through ten years	258,028	264,695
Due after ten years	383,369	397,868

	$741,225	$765,216

Debt securities held to maturity:
Due in one year or less	$16,535	$16,634
Due from one to five years	4,583	4,884
Due after five years through ten years	765	930
Due after ten years	133	178

	$22,016	$22,626

There were no unrealized losses in held to maturity securities at June 30, 2012 or December 31, 2011. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
U.S. Government agencies and government sponsored enterprises	$—	$—	$4,825	$5	$4,825	$5
State and political subdivisions	35,157	326	—	—	35,157	326
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,499	2	1,499	2
Government National Mortgage Association	4,035	3	503	1	4,538	4

Total collateralized mortgage obligations	4,035	3	2,002	3	6,037	6

Total mortgage-backed securities	4,035	3	2,002	3	6,037	6

Total temporarily impaired securities	$39,192	$329	$6,827	$8	$46,019	$337

December 31, 2011
U.S. Government agencies and government sponsored enterprises	$2,177	$1	$5,246	$4	$7,423	$5
State and political subdivisions	452	2	646	9	1,098	11
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,817	7	1,817	7
Federal Home Loan Mortgage Corporation	—	—	388	1	388	1
Government National Mortgage Association	6,138	18	—	—	6,138	18

Total collateralized mortgage obligations	6,138	18	2,205	8	8,343	26

Total mortgage-backed securities	6,138	18	2,205	8	8,343	26

Total temporarily impaired securities	$8,767	$21	$8,097	$21	$16,864	$42

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2012 was 120 compared to 14 at December 31, 2011. At June 30, 2012, the Company had positions in 8 investment securities with an amortized cost of $6.8 million and an unrealized loss of $8 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 112 securities positions in the Company’s investment portfolio, with an amortized cost of $39.5 million and a total unrealized loss of $329 thousand at June 30, 2012, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

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

During the six months ended June 30, 2012, the Company recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality. No impairment was recorded during the six months ended June 30, 2011.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2012, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2012, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities. Accordingly, as of June 30, 2012, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Loans, Gross	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2012
Commercial business	$245,513	$(76)	$245,437
Commercial mortgage	414,766	(783)	413,983
Residential mortgage	142,635	265	142,900
Home equity	260,855	4,056	264,911
Consumer indirect	507,598	24,047	531,645
Other consumer	25,172	106	25,278

Total	$1,596,539	$27,615	1,624,154

Allowance for loan losses			(24,120)

Total loans, net			$1,600,034

December 31, 2011
Commercial business	$233,727	$109	$233,836
Commercial mortgage	394,034	(790)	393,244
Residential mortgage	113,865	46	113,911
Home equity	227,853	3,913	231,766
Consumer indirect	465,807	21,906	487,713
Other consumer	24,138	168	24,306

Total	$1,459,424	$25,352	1,484,776

Allowance for loan losses			(23,260)

Total loans, net			$1,461,516

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.7 million and $2.4 million as of June 30, 2012 and December 31, 2011, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2012
Commercial business	$110	$20	$—	$130	$4,150	$241,233	$245,513
Commercial mortgage	94	—	—	94	3,598	411,074	414,766
Residential mortgage	193	—	—	193	1,918	140,524	142,635
Home equity	367	37	—	404	973	259,478	260,855
Consumer indirect	638	121	—	759	695	506,144	507,598
Other consumer	92	5	4	101	—	25,071	25,172

Total loans, gross	$1,494	$183	$4	$1,681	$11,334	$1,583,524	$1,596,539

December 31, 2011
Commercial business	$35	$—	$—	$35	$1,259	$232,433	$233,727
Commercial mortgage	165	—	—	165	2,928	390,941	394,034
Residential mortgage	517	—	—	517	1,644	111,704	113,865
Home equity	749	68	—	817	682	226,354	227,853
Consumer indirect	984	92	—	1,076	558	464,173	465,807
Other consumer	106	10	5	121	—	24,017	24,138

Total loans, gross	$2,556	$170	$5	$2,731	$7,071	$1,449,622	$1,459,424

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2012 and December 31, 2011. There were $4 thousand and $5 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2012 and December 31, 2011, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following presents information related to loans modified in a TDR during the six month periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2012
Commercial business	—	$—	$—	2	$433	$433
Commercial mortgage	3	602	602	4	648	648

Total	3	$602	$602	6	$1,081	$1,081

June 30, 2011
Commercial business	2	$67	$67	2	$67	$67
Commercial mortgage	1	280	280	1	280	280

Total	3	$347	$347	3	$347	$347

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the three and six months ended June 30, 2012 are on nonaccrual status as of June 30, 2012. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three or six months ended June 30, 2012 or 2011. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the year-to-date periods ended as of the dates indicated (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial business	$782	$891	$—	$589	$—
Commercial mortgage	1,615	1,933	—	1,197	—

	2,397	2,824	—	1,786	—
With an allowance recorded:
Commercial business	3,368	3,368	863	1,399	—
Commercial mortgage	1,983	1,983	691	1,954	—

	5,351	5,351	1,554	3,353	—

	$7,748	$8,175	$1,554	$5,139	$—

December 31, 2011
With no related allowance recorded:
Commercial business	$342	$1,266	$—	$361	$—
Commercial mortgage	605	696	—	583	—

	947	1,962	—	944	—
With an allowance recorded:
Commercial business	917	917	436	1,033	—
Commercial mortgage	2,323	2,323	644	2,172	—

	3,240	3,240	1,080	3,205	—

	$4,187	$5,202	$1,080	$4,149	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2012
Uncriticized	$228,351	$403,182
Special mention	9,075	4,187
Substandard	8,087	7,397
Doubtful	—	—

Total	$245,513	$414,766

December 31, 2011
Uncriticized	$221,477	$383,700
Special mention	7,445	2,388
Substandard	4,805	7,946
Doubtful	—	—

Total	$233,727	$394,034

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
June 30, 2012
Performing	$140,717	$259,882	$506,903	$25,172
Non-performing	1,918	973	695	—

Total	$142,635	$260,855	$507,598	$25,172

December 31, 2011
Performing	$112,221	$227,171	$465,249	$24,138
Non-performing	1,644	682	558	—

Total	$113,865	$227,853	$465,807	$24,138

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
June 30, 2012
Loans:
Ending balance	$245,513	$414,766	$142,635	$260,855	$507,598	$25,172	$1,596,539

Evaluated for impairment:
Individually	$4,150	$3,598	$—	$—	$—	$—	$7,748

Collectively	$241,363	$411,168	$142,635	$260,855	$507,598	$25,172	$1,588,791

Allowance for loan losses:
Ending balance	$4,364	$6,713	$801	$1,164	$10,618	$460	$24,120

Evaluated for impairment:
Individually	$863	$691	$—	$—	$—	$—	$1,554

Collectively	$3,501	$6,022	$801	$1,164	$10,618	$460	$22,566

June 30, 2011
Loans:
Ending balance	$217,293	$357,989	$120,766	$212,117	$412,332	$24,953	$1,345,450

Evaluated for impairment:
Individually	$712	$2,862	$—	$—	$—	$—	$3,574

Collectively	$216,581	$355,127	$120,766	$212,117	$412,332	$24,953	$1,341,876

Allowance for loan losses:
Ending balance	$4,011	$5,763	$957	$1,050	$8,319	$532	$20,632

Evaluated for impairment:
Individually	$199	$483	$—	$—	$—	$—	$682

Collectively	$3,812	$5,280	$957	$1,050	$8,319	$532	$19,950

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2012 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2012
Beginning balance	$4,386	$6,788	$822	$1,281	$9,999	$487	$23,763
Charge-offs	144	227	127	93	1,407	90	2,088
Recoveries	155	61	28	11	746	(15)	986
Provision (credit)	(33)	91	78	(35)	1,280	78	1,459

Ending balance	$4,364	$6,713	$801	$1,164	$10,618	$460	$24,120

Six months ended June 30, 2012
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	199	347	233	97	2,802	404	4,082
Recoveries	232	76	98	20	1,473	199	2,098
Provision (credit)	295	566	78	(1)	1,758	148	2,844

Ending balance	$4,364	$6,713	$801	$1,164	$10,618	$460	$24,120

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2011 (in thousands):

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, as indirect consumer loans are typically secured by depreciable assets, such as automobiles, and other consumer loans are typically unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for six month periods indicated:

	Outstanding	Treasury	Issued
June 30, 2012
Shares outstanding at December 31, 2011	13,803,116	358,481	14,161,597
Restricted stock awards issued	57,541	(57,541)	—
Restricted stock awards forfeited	(25,075)	25,075	—
Stock options exercised	1,650	(1,650)	—
Treasury stock purchases	(31,518)	31,518	—
Directors’ retainer	5,816	(5,816)	—

Shares outstanding at June 30, 2012	13,811,530	350,067	14,161,597

June 30, 2011
Shares outstanding at December 31, 2010	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued	53,070	(53,070)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(10,467)	10,467	—
Directors’ retainer	5,889	(5,889)	—

Shares outstanding at June 30, 2011	13,805,830	355,767	14,161,597

(8.) SHARE-BASED COMPENSATION PLANS

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

The Company awarded grants of 49,441 restricted shares to certain members of management during the six months ended June 30, 2012. The weighted average market price of the restricted shares on the date of grant was $17.42. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending December 31, 2012. During the six months ended June 30, 2012, the Company granted 8,100 restricted shares of common stock to directors, of which 4,050 shares vested immediately and 4,050 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $16.74. The restricted stock awards granted to management and directors in 2012 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the six months ended June 30, 2012:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	166,654	$14.34
Granted	57,541	17.32
Vested	(89,906)	12.52
Forfeited	(25,075)	16.43

Outstanding at end of period	109,214	$16.93

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) SHARE-BASED COMPENSATION PLANS (Continued)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options:
Management Stock Incentive Plan	$4	$14	$8	$28
Director Stock Incentive Plan	—	4	—	14

Total stock options	4	18	8	42
Restricted stock awards:
Management Stock Incentive Plan	89	253	212	445
Director Stock Incentive Plan	83	74	98	89

Total restricted stock awards	172	327	310	534

Total share-based compensation	$176	$345	$318	$576

(9.) EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company participates in The New York State Bankers Retirement System (the “System”), a defined benefit pension plan covering substantially all of its employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.

The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$509	$439	$1,018	$878
Interest cost on projected benefit obligation	505	506	1,009	1,013
Expected return on plan assets	(803)	(663)	(1,606)	(1,326)
Amortization of unrecognized prior service cost	5	5	10	9
Amortization of unrecognized loss	342	152	685	304

Net periodic pension cost	$558	$439	$1,116	$878

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

(10.) COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Commitments to extend credit	$380,455	$374,266
Standby letters of credit	10,459	8,855

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. The notional value of forward sales commitments totaled $2.4 million and $2.9 million at June 30, 2012 and December 31, 2011, respectively.

(11.) FAIR VALUE MEASUREMENTS

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

(11.) FAIR VALUE MEASUREMENTS (Continued)

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

Collateral dependent impaired loans: Fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and collateral value is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

(11.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$100,829	$—	$100,829
State and political subdivisions	—	174,918	—	174,918
Mortgage-backed securities	—	488,263	—	488,263
Asset-backed securities:
Trust preferred securities	—	1,145	—	1,145
Other	—	61	—	61

	$—	$765,216	$—	$765,216

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,722	$—	$1,722
Collateral dependent impaired loans	—	—	3,797	3,797
Other assets:
Mortgage servicing rights	—	—	1,979	1,979
Other real estate owned	—	—	270	270

	$—	$1,722	$6,046	$7,768

December 31, 2011
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$97,712	$—	$97,712
State and political subdivisions	—	124,424	—	124,424
Mortgage-backed securities	—	403,685	—	403,685
Asset-backed securities:
Trust preferred securities	—	—	1,636	1,636
Other	—	61	—	61

	$—	$625,882	$1,636	$627,518

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,410	$—	$2,410
Collateral dependent impaired loans	—	—	2,160	2,160
Other assets:
Mortgage servicing rights	—	—	1,973	1,973
Other real estate owned	—	—	475	475

	$—	$2,410	$4,608	$7,018

There were no transfers between level 1 and 2 for the three and six months ended June 30, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three or six month periods ended June 30, 2012 and 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$3,797	Appraisal of collateral (1)	Appraisal adjustments (2)	7% – 100% discount
		Discounted cash flow	Discount rate	5.1% (3)
			Risk premium rate	8.5% (3)

Mortgage servicing rights	1,979	Discounted cash flow	Discount rate	4.1% (3)
			Constant prepayment rate	23.5% (3)

Other real estate owned	270	Appraisal of collateral (1)	Appraisal adjustments (2)	25% – 51% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended June 30, 2012. The Company transferred all of the assets classified as Level 3 assets at December 31, 2011 to Level 2 during the three months ended March 31, 2012. The transfers of the $1.5 million of pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated (in thousands):

	Six months ended
	June 30,
	2012	2011
Securities available for sale, beginning of period	$1,636	$572
Sales	(360)	—
Principal paydowns and other	—	197
Total gains (losses) realized/unrealized:
Included in earnings	331	—
Included in other comprehensive income	(102)	6,194
Transfers from Level 3 to Level 2	(1,505)	—

Securities available for sale, end of period	$—	$6,963

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) FAIR VALUE MEASUREMENTS (Continued)

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of the dates indicated. This table excludes financial instruments whose fair value was determined utilizing Level 1 inputs and for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

		Estimated Fair	Fair Value Measurements
	Carrying		Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2012
Financial assets:
Securities held to maturity	$22,016	$22,626	$—	$22,626	$—
Loans (1)	1,600,034	1,632,321	—	1,628,524	3,797
FHLB and FRB stock	12,897	12,897	—	12,897	—

Financial liabilities:
Time deposits	708,442	712,268	—	712,268	—
December 31, 2011
Financial assets:
Securities held to maturity	$23,297	$23,964	$—	$23,964	$—
Loans (1)	1,461,516	1,493,159	—	1,490,999	2,160
FHLB and FRB stock	10,674	10,674	—	10,674	—
Financial liabilities:
Time deposits	700,676	702,720	—	702,720	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward looking statement within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “projects,” and other similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements.

We caution readers not to place undue reliance on any forward looking statements, which speak only as of the date made, and advise readers that various factors, including those identified under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

Financial Institutions, Inc. is a financial holding company headquartered in New York State that provides banking and nonbanking financial services to individuals and businesses primarily in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank, we provide a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through our nonbanking subsidiary, Five Star Investment Services, we provide brokerage and investment advisory services to supplement our banking business. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily comprised of households, small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECENT DEVELOPMENTS

New Proposed Capital Rules

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were in effect at June 30, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Branch Acquisitions

On January 19, 2012, the Bank entered into an Assignment, Purchase and Assumption Agreement (the “HSBC Branch Agreement”) and a Purchase and Assumption Agreement (the “First Niagara Branch Agreement”) (collectively, the “Agreements”) with First Niagara Bank, National Association (“First Niagara”).

Under the terms of the First Niagara Branch Agreement, the Bank agreed to acquire, from First Niagara, four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”). Under the terms of the agreement, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction was completed on June 22, 2012, with loans acquired and deposits assumed being recorded at their estimated fair values as follows:

Loans acquired:
Commercial business	$3,260
Commercial mortgage	710
Residential mortgage	32,136
Home equity	20,390
Other consumer	$1,749

Total loans acquired, at fair value	58,245

Deposits assumed:
Noninterest-bearing demand	$20,157
Interest-bearing demand	13,409
Savings and money market	64,961
Time deposits < $100,000	23,916
Time deposits of $100,000 or more	7,092

Total deposits acquired, at fair value	$129,535

Under the terms and conditions set forth in the HSBC Branch Agreement, the Bank agreed to acquire, from First Niagara, four retail bank branches currently owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara is assigning its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the HSBC Branch Agreement, the Bank will acquire (based on May 2012 estimates, the most recent figures available) approximately $17.4 million in loans and assume approximately $192.2 million in deposits at a deposit premium of 4.0%. The Company has received the necessary regulatory approvals and is expected to close on the HSBC Branch acquisition on August 17, 2012.

In anticipation of the branch acquisitions, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. It is anticipated that the cash received at the time of closing the HSBC branches will be used to pay down these FHLB advances. This strategy allowed us to purchase securities over time and carry out a dollar cost averaging strategy.

RESULTS OF OPERATIONS

Summary of Performance

Net income increased $937 thousand or 16% to $6.7 million for the second quarter of 2012 compared to $5.7 million for the second quarter of 2011. Net income available to common shareholders for the second quarter of 2012 was $6.3 million, or $0.46 per diluted share, compared with $5.3 million, or $0.39 per diluted share, for the second quarter of last year. Return on average equity was 10.94% and return on average assets was 1.08% for the second quarter of 2012 compared to 10.03% and 1.01%, respectively, for the second quarter of 2011.

Net income for the three and six months ended June 30, 2012 was reduced by expenses related to the acquisition of the four First Niagara branches. Pre-tax acquisition expenses were approximately $1.0 million for the three months ended June 30, 2012 and $1.1 million for the six months ended June 30, 2012, consisting mainly of professional fees, computer and data processing and supplies and postage expended to facilitate the purchase of the branches.

Net income for the six months ended June 30, 2012 totaled $12.9 million, an increase of $1.4 million or 11% from $11.5 million for the same period in 2011. For the first six months of 2012 net income available to common shareholders was $12.1 million, or $0.88 per diluted share, compared with $9.1 million, or $0.72 per diluted share, for the first six months of 2011. Return on average equity was 10.65% and return on average assets was 1.07% for the six months ended June 30, 2012 compared to 10.43% and 1.04%, respectively, for the same period in 2011.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income per consolidated statements of income	$23,731	$23,830	$47,181	$47,469
Adjustment to fully taxable equivalent basis	568	534	1,075	1,048

Interest income adjusted to a fully taxable equivalent basis	24,299	24,364	48,256	48,517
Interest expense per consolidated statements of income	2,343	3,577	4,852	7,378

Net interest income on a taxable equivalent basis	$21,956	$20,787	$43,404	$41,139

Analysis of Net Interest Income for the Three Months ended June 30, 2012 and June 30, 2011

Net interest income on a taxable equivalent basis for the three months ended June 30, 2012, was $22.0 million, an increase of $1.2 million or 6% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $2.6 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.5 million).

The net interest margin for the second quarter of 2012 was 3.89%, 11 basis points lower than 4.00% for the same period in 2011. This comparable period decrease was a function of a 4 basis point decrease in interest rate spread, combined with a 7 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 38 basis point decrease in the yield on earning assets and a 34 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2010, 2011 and thus far in 2012. During 2011, the Federal Reserve disclosed that short-term interest rates would be held near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In April 2012, the Federal Reserve further announced that interest rates will likely remain at exceptionally low levels through late 2014.

The yield on earning assets was 4.31% for the second quarter of 2012, 38 basis points lower than the second quarter of 2011. Loan yields decreased 54 basis points to 5.06%, also impacted by the lower interest rate environment. Commercial mortgage and consumer indirect loans in particular, down 35 and 101 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 28 basis points to 2.68%, also impacted by the lower interest rate environment, prepayments of mortgage-related investment securities and the impact of investing the excess cash related to our branch acquisitions into low yielding securities. Overall, earning asset rate changes reduced interest income by $2.5 million.

The cost of average interest-bearing liabilities of 0.52% in the second quarter of 2012 was 34 basis points lower than the second quarter of 2011. The average cost of interest-bearing deposits was 0.53% in 2012, 22 basis points lower than 2011, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. Borrowing costs decreased 220 basis points to 0.43%, primarily a result of the redemption of the Company’s 10.20% junior subordinated debentures during the third quarter of 2011. The interest-bearing liability rate changes resulted in $1.1 million of lower interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-earning assets were $2.264 billion for the second quarter of 2012, an increase of $184.1 million or 9% from the comparable quarter last year, primarily due to a $183.2 million increase in average loans. The growth in average loans was comprised of increases in consumer loans (up $114.6 million, primarily indirect loans) and commercial loans (up $76.3 million), while residential mortgages declined (down $7.7 million).

Average interest-bearing liabilities of $1.815 billion in the second quarter of 2012 were $149.8 million or 9% higher than the second quarter of 2011. On average, interest-bearing deposits grew $84.9 million (primarily attributable to $60.7 million higher municipal deposits due to seasonal fluctuations), while noninterest-bearing demand deposits (a principal component of net free funds) were up $40.0 million. Average borrowings increased $64.9 million between the second quarter periods, with short-term borrowings higher by $91.6 million, offset by a decrease in long-term funding. There was no long-term debt outstanding during the first half of 2012. During the third quarter of 2011 we repaid all of our outstanding long-term debt, including our 10.20% junior subordinated debentures.

Analysis of Net Interest Income for the Six Months ended June 30, 2012 and June 30, 2011

Net interest income on a taxable equivalent basis for the first six months of 2012 was $43.4 million, an increase of $2.3 million or 6% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $4.6 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $2.3 million).

The net interest margin for the first six months of 2012 was 3.97%, 5 basis points lower than 4.02% for the same period last year. The interest rate spread was 3.86% during the first six months of 2012 compared to 3.85% during the first six months of 2011. This 1 basis point increase in interest rate spread was offset by a 6 basis point decrease in the contribution from net free funds. The higher interest rate spread was a net result of a 33 basis point decrease in the yield on earning assets and a 34 basis point decrease in the cost of interest-bearing liabilities.

The yield on earning assets was 4.42% for the first six months of 2012, 33 basis points lower than the same period last year, attributable to decreases in the yields on the investment security portfolio (down 23 basis points, to 2.75%) and loan portfolio (down 51 basis points to 5.15%).

The cost on interest-bearing liabilities of 0.56% for the first six months of 2012 was 34 basis points lower than the same period in 2011. Rates on interest-bearing deposits were down 23 basis points to 0.56%. The cost of short-term borrowings decreased 16 basis points to 0.44%.

Average interest-earning assets were $2.195 billion for the first six months of 2012, an increase of $138.9 million or 7% from the comparable period last year, with a $167.0 million increase in average loans partially offset by a $28.0 million decrease in average securities. The growth in average loans was comprised of increases in consumer loans (up $107.4 million, primarily indirect loans) and commercial loans (up $70.6 million), while residential mortgages declined (down $11.0 million).

Average interest-bearing liabilities of $1.758 billion in the first six months of 2012 were $104.7 million or 6% higher than the first six months of 2011. On average, interest-bearing deposits grew $62.7 million (primarily attributable to $49.2 million higher municipal deposits due to seasonal fluctuations), while noninterest-bearing demand deposits were up $38.5 million. Average borrowings increased $42.0 million between the first six months of 2012 and the same period in 2011, with short-term borrowings higher by $68.7 million, offset by a decrease in long-term funding.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$94	$—	0.21%	$116	$—	0.22%
Investment securities (1):
Taxable	542,639	3,165	2.33	570,945	3,767	2.64
Tax-exempt (2)	172,792	1,622	3.75	143,545	1,526	4.25

Total investment securities	715,431	4,787	2.68	714,490	5,293	2.96
Loans:
Commercial business	237,936	2,732	4.62	212,260	2,553	4.82
Commercial mortgage	411,871	5,569	5.44	361,265	5,216	5.79
Residential mortgage	115,621	1,523	5.27	123,293	1,737	5.63
Home equity	242,208	2,547	4.23	212,439	2,376	4.49
Consumer indirect	517,859	6,532	5.07	431,728	6,544	6.08
Other consumer	23,420	609	10.46	24,717	645	10.46

Total loans	1,548,915	19,512	5.06	1,365,702	19,071	5.60

Total interest-earning assets	2,264,440	24,299	4.31	2,080,308	24,364	4.69

Allowance for loan losses	(24,474)			(20,739)
Other noninterest-earning assets	233,922			208,790

Total assets	$2,473,888			$2,268,359

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$409,720	$145	0.14%	$391,899	$161	0.16%
Savings and money market	553,701	251	0.18	468,130	275	0.24
Time deposits	689,103	1,773	1.03	707,608	2,498	1.42

Total interest-bearing deposits	1,652,524	2,169	0.53	1,567,637	2,934	0.75
Short-term borrowings	162,718	174	0.43	71,092	110	0.62
Long-term borrowings	—	—	—	26,702	533	7.98

Total borrowings	162,718	174	0.43	97,794	643	2.63

Total interest-bearing liabilities	1,815,242	2,343	0.52	1,665,431	3,577	0.86

Noninterest-bearing demand deposits	398,353			358,349
Other noninterest-bearing liabilities	15,451			15,970
Shareholders’ equity	244,842			228,609

Total liabilities and shareholders’ equity	$2,473,888			$2,268,359

Net interest income (tax-equivalent)		$21,956			$20,787

Interest rate spread			3.79%			3.83%

Net earning assets	$449,198			$414,877

Net interest margin (tax-equivalent)			3.89%			4.00%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.75%			124.91%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$94	$—	0.25%	$186	$—	0.22%
Investment securities (1):
Taxable	511,101	6,137	2.40	558,084	7,416	2.66
Tax-exempt (2)	159,056	3,071	3.86	140,054	2,995	4.28

Total investment securities	670,157	9,208	2.75	698,138	10,411	2.98
Loans:
Commercial business	234,901	5,459	4.67	209,977	5,027	4.83
Commercial mortgage	406,939	11,071	5.47	361,247	10,447	5.83
Residential mortgage	114,893	3,070	5.34	125,915	3,572	5.67
Home equity	237,879	5,042	4.26	210,558	4,699	4.50
Consumer indirect	506,360	13,182	5.24	424,818	13,069	6.20
Other consumer	23,487	1,224	10.48	24,971	1,292	10.44

Total loans	1,524,459	39,048	5.15	1,357,486	38,106	5.66

Total interest-earning assets	2,194,710	48,256	4.42	2,055,810	48,517	4.75

Allowance for loan losses	(24,155)			(20,807)
Other noninterest-earning assets	237,754			210,194

Total assets	$2,408,309			$2,245,197

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$401,037	$291	0.15%	$393,842	$323	0.17%
Savings and money market	530,622	534	0.20	451,447	537	0.24
Time deposits	696,237	3,742	1.08	719,943	5,271	1.48

Total interest-bearing deposits	1,627,896	4,567	0.56	1,565,232	6,131	0.79
Short-term borrowings	129,906	285	0.44	61,165	182	0.60
Long-term borrowings	—	—	—	26,723	1,065	7.98

Total borrowings	129,606	285	0.44	87,888	1,247	2.85

Total interest-bearing liabilities	1,757,802	4,852	0.56	1,653,120	7,378	0.90

Noninterest-bearing demand deposits	392,753			354,213
Other noninterest-bearing liabilities	15,077			14,765
Shareholders’ equity	242,677			223,099

Total liabilities and shareholders’ equity	$2,408,309			$2,245,197

Net interest income (tax-equivalent)		$43,404			$41,139

Interest rate spread			3.86%			3.85%

Net earning assets	$436,908			$402,690

Net interest margin (tax-equivalent)			3.97%			4.02%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.86%			124.36%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2012 vs. 2011			June 30, 2012 vs. 2011
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	(180)	(422)	(602)	(596)	(683)	(1,279)
Tax-exempt	288	(192)	96	383	(307)	76

Total investment securities	108	(614)	(506)	(213)	(990)	(1,203)
Loans:
Commercial business	299	(120)	179	583	(151)	432
Commercial mortgage	699	(346)	353	1,268	(644)	624
Residential mortgage	(105)	(109)	(214)	(302)	(200)	(502)
Home equity	319	(148)	171	588	(245)	343
Consumer indirect	1,186	(1,198)	(12)	2,295	(2,182)	113
Other consumer	(34)	(2)	(36)	(77)	9	(68)

Total loans	2,364	(1,923)	441	4,355	(3,143)	942

Total interest income	2,472	(2,537)	(65)	4,142	(4,403)	(261)

Interest expense:
Deposits:
Interest-bearing demand	7	(23)	(16)	6	(38)	(32)
Savings and money market	45	(69)	(24)	87	(90)	(3)
Time deposits	(64)	(661)	(725)	(169)	(1,360)	(1,529)

Total interest-bearing deposits	(12)	(753)	(765)	(76)	(1,488)	(1,564)
Short-term borrowings	106	(42)	64	161	(58)	103
Long-term borrowings	(266)	(267)	(533)	(532)	(533)	(1,065)

Total borrowings	(160)	(309)	(469)	(371)	(591)	(962)

Total interest expense	(172)	(1,062)	(1,234)	(447)	(2,079)	(2,526)

Net interest income	$2,644	$(1,475)	$1,169	$4,589	$(2,324)	$2,265

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $1.5 million and $2.8 million for the three and six month periods ended June 30, 2012, compared with provisions of $1.3 million and $2.1 million for the corresponding periods in 2011, respectively. See “Allowance for Loan Losses” under the section titled “Lending Activities” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Service charges on deposits	$1,974	$2,243	$3,809	$4,348
ATM and debit card	1,072	1,123	2,149	2,139
Broker-dealer fees and commissions	434	402	1,021	788
Company owned life insurance	441	279	867	545
Net gain on sale of loans held for sale	325	117	658	341
Net gain on disposal of investment securities	1,237	4	1,568	7
Loan servicing	409	249	503	598
Impairment charges on investment securities	—	—	(91)	—
Net gain (loss) on disposal of other assets	29	(8)	35	37
Other	769	565	1,622	1,319

Total noninterest income	$6,690	$4,974	$12,141	$10,122

The components of noninterest income fluctuated as discussed below.

Service charges on deposit accounts were down $269 thousand or 12% in the second quarter of 2012 and $539 thousand or 12% for the six months ended June 30, 2012, compared to the same periods a year earlier. Substantially the entire decline was due to a reduction in non-sufficient funds transactions attributable to changes in customer behavior and regulatory changes that include requirements for customers to opt in for overdraft coverage for certain types of electronic banking activities.

Broker-dealer fees and commissions were up $32 thousand or 8% and $233 thousand or 30%, respectively, in the three and six months ended June 30, 2012, compared to the same periods of 2011. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during 2012 as a result of improving market and economic conditions and our renewed focus on this line of business.

During the third quarter of 2011 we purchased an additional $18.0 million of company owned life insurance. The increased amount of insurance was largely responsible for the 2012 increases in company owned life insurance income when compared to the three and six months periods in 2011.

Loan servicing income represents fees earned for servicing mortgage and indirect auto loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was up $160 thousand in the second quarter of 2012 and was down $95 thousand for the six months ended June 30, 2012, compared to the same periods a year ago. When comparing the second quarter of 2012 to that of 2011, a decrease in the valuation allowance for capitalized mortgage servicing assets resulted in the $160 thousand increase in loan servicing income. On a year-to-date basis, the reduction in the valuation allowance was offset by lower servicing income as a result of lower fees collected due to a decrease in the sold and serviced portfolio and more rapid amortization of servicing rights due to loans paying off.

Gains from the sale of loans held for sale increased $208 thousand in the second quarter of 2012 and $317 thousand for the six months ended June 30, 2012, compared to the same periods a year earlier, due to increased origination volume.

We recognized pre-tax gains on investment securities of $331 thousand and $1.2 million, respectively, during the first and second quarters of 2012, from the sale of pooled trust-preferred securities. Each of the securities had been written down in prior periods and was included in non-performing assets at the end of the quarter preceding its sale. We continue to monitor the market for the trust-preferred securities and evaluate the potential for future dispositions. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $204 thousand or 36% in the second quarter of 2012 and $303 thousand or 23% for the six months ended June 30, 2012, compared to the same periods a year earlier. Income from our investment in several limited partnerships accounted for the majority of the 2012 increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Salaries and employee benefits	$8,822	$8,854	$17,753	$17,255
Occupancy and equipment	2,715	2,644	5,485	5,487
Professional services	1,080	571	1,791	1,253
Computer and data processing	886	648	1,486	1,251
Supplies and postage	573	424	1,031	876
FDIC assessments	304	168	601	775
Advertising and promotions	137	253	238	418
Other	2,064	1,591	3,853	3,188

Total noninterest expense	$16,581	$15,153	$32,238	$30,503

The components of noninterest expense fluctuated as discussed below.

Professional fees, computer and data processing and supplies and postage, increased collectively by $1.0 million in the second quarter of 2012 due to expenses related to the branch acquisition transactions.

Advertising and promotions costs were down $116 thousand or 46% in the second quarter of 2012 and $180 thousand or 43% for the six months ended June 30, 2012, compared to the same periods a year earlier, due to the timing of marketing campaigns and promotions.

Other noninterest expense was $2.1 million in the second quarter of 2012 and $3.9 million for the six months ended June 30, 2012, representing increases of $473 thousand and $665 thousand, respectively, from the same periods in 2011. Other noninterest expense increased primarily due to severance expense associated with workforce realignment incurred during the first quarter and retirement of one of our executive officers during the second quarter of 2012.

The efficiency ratio for the second quarter of 2012 was 60.41% compared with 58.68% for the second quarter of 2011, and 59.52% for the six months ended June 30, 2012, compared to 59.32% for the same period a year ago. The efficiency ratio equals noninterest expense less other real estate expense as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. See “Use of Non-GAAP Financial Measures” on page 45 of this report.

Income Taxes

We recorded income tax expense of $3.4 million in the second quarter of 2012, compared to income tax expense of $3.0 million in the second quarter of 2011. For the six month period ended June 30, 2012, income tax expense totaled $6.5 million compared to $6.0 million in the same period of 2011. These changes were due in part to increases of $1.3 million and $1.8 million in pre-tax income for the three and six month periods of 2012, respectively, compared to the prior year. The effective tax rates recorded for 2012 on both a quarter-to-date and year-to-date basis were 33.7%, in comparison to the June 30, 2011 quarter-to-date and year-to-date effective tax rates of 34.6% and 34.3%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$97,532	$100,829	$94,947	$97,712
State and political subdivisions	170,717	174,918	119,099	124,424
Mortgage-backed securities:
Agency mortgage-backed securities	472,649	487,242	390,375	401,596
Non-Agency mortgage-backed securities	133	1,021	327	2,089
Asset-backed securities (1)	194	1,206	297	1,697

Total available for sale securities	741,225	765,216	605,045	627,518
Securities held to maturity:
State and political subdivisions	22,016	22,626	23,297	23,964

Total investment securities	$763,241	$787,842	$628,342	$651,482

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

Investment securities available for sale increased $137.7 million or 22%, from $627.5 million at December 31, 2011 to $765.2 million at June 30, 2012. As previously discussed, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities in anticipation of the branch acquisitions. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. This strategy allowed us to purchase securities over time and carry out a dollar cost averaging strategy.

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

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the three months ended June 30, 2012. Through the impairment assessment process, we determined that a privately issued whole loan CMO was other-than-temporarily impaired due to credit quality at March 31, 2012 and recognized an OTTI charge of $91 thousand related to that security during the first quarter of 2012. No impairment was recorded in the three months or six months ended June 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial business	$245,437	15.1%	$233,836	15.7%
Commercial mortgage	413,983	25.5	393,244	26.5

Total commercial	659,420	40.6	627,080	42.2
Residential mortgage	142,900	8.8	113,911	7.7
Home equity	264,911	16.3	231,766	15.6
Consumer indirect	531,645	32.7	487,713	32.9
Other consumer	25,278	1.6	24,306	1.6

Total consumer	821,834	50.6	743,785	50.1

Total loans	1,624,154	100.0%	1,484,776	100.0%

Allowance for loan losses	24,120		23,260

Total loans, net	$1,600,034		$1,461,516

Total loans increased $139.4 million to $1.624 billion as of June 30, 2012 from $1.485 billion as of December 31, 2011. The majority of the increase related to organic loan growth, however, the increase also reflects loans acquired in the branch acquisition.

Commercial loans increased $32.3 million and represented 40.6% of total loans as of June 30, 2012, a result of our continued commercial business development efforts.

Residential mortgage loans increased $29.0 million to $142.9 million as of June 30, 2012 in comparison to $113.9 million as of December 31, 2011. This category of loans increased as a result of residential mortgage loans acquired in the branch acquisition.

Our home equity portfolio, which consists of home equity loans and lines, totaled $264.9 million as of June 30, 2012, up $33.1 million or 14% compared to December 31, 2011. As of June 30, 2012, approximately 68% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $43.9 million to $531.6 million as of June 30, 2012, from $487.7 million as of December 31, 2011. During the first six months of 2012, we originated $153.5 million in indirect auto loans with a mix of approximately 48% new auto and 52% used auto. This compares with $111.6 million in indirect loan auto originations with a mix of approximately 44% new auto and 56% used auto for the same period in 2011.

Loans Held for Sale and Mortgage Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) totaled $1.7 million and $2.4 million as of June 30, 2012 and December 31, 2011, respectively, all of which were residential real estate loans.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $287.9 million as of June 30, 2012 and $297.8 million as of December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance as of beginning of period	$23,763	$20,119	$23,260	$20,466
Charge-offs:
Commercial business	144	225	199	315
Commercial mortgage	227	34	347	378
Residential mortgage	127	10	233	12
Home equity	93	155	97	262
Consumer indirect	1,407	1,055	2,802	2,345
Other consumer	90	268	404	479

Total charge-offs	2,088	1,747	4,082	3,791
Recoveries:
Commercial business	155	110	232	264
Commercial mortgage	61	23	76	39
Residential mortgage	28	3	98	30
Home equity	11	7	20	17
Consumer indirect	746	653	1,473	1,205
Other consumer	(15)	136	199	264

Total recoveries	986	932	2,098	1,819

Net charge-offs	1,102	815	1,984	1,972
Provision for loan losses	1,459	1,328	2,844	2,138

Balance at end of period	$24,120	$20,632	$24,120	$20,632

Net loan charge-offs to average loans (annualized)	0.29%	0.24%	0.26%	0.29%
Allowance for loan losses to total loans	1.49%	1.51%	1.49%	1.51%
Allowance for loan losses to non-performing loans	213%	296%	213%	296%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2012.

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

Net charge-offs of $1.1 million in the second quarter of 2012 represented 0.29% of average loans on an annualized basis compared to $815 thousand or 0.24% in the second quarter of 2011. Net charge-offs of $2.0 million represented 0.26% and 0.29%, respectively, of average loans for both the six months ended June 30, 2012 and 2011. The provision for loan losses exceeded net charge-offs by $357 thousand and $860 thousand for the three and six months ended June 30, 2012, respectively, as we continue to maintain the allowance for loan losses consistent with the growth in our loan portfolio and trends in asset quality.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans:
Commercial business	$4,150	$1,259	$712
Commercial mortgage	3,598	2,928	2,862
Residential mortgage	1,918	1,644	2,262
Home equity	973	682	472
Consumer indirect	695	558	667
Other consumer	—	—	—

Total nonaccrual loans	11,334	7,071	6,975
Accruing loans 90 days or more delinquent	4	5	4

Total non-performing loans	11,338	7,076	6,979
Foreclosed assets	270	475	599
Non-performing investment securities	1,145	1,636	6,963

Total non-performing assets	$12,753	$9,187	$14,541

Non-performing loans to total loans	0.70%	0.48%	0.51%
Non-performing assets to total assets	0.49%	0.39%	0.64%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for periods indicated was as follows (in thousands).

	Three months ended June 30, 2012	Six months ended June 30, 2012
Nonaccrual loans, beginning of period	$8,217	$7,071
Additions	7,098	11,552
Payments	(1,703)	(3,004)
Charge-offs	(2,075)	(3,869)
Returned to accruing status	(91)	(233)
Transferred to other real estate or repossessed assets	(112)	(183)

Nonaccrual loans, end of period	$11,334	$11,334

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at June 30, 2012 were $12.8 million, an increase of $3.6 million from the $9.2 million balance at December 31, 2011.

Non-performing loans were $11.3 million at June 30, 2012, an increase of $4.3 million from the $7.1 million balance at December 31, 2011. Commercial non-performing loans increased $3.6 million from December 31, 2011 primarily due to the addition of two commercial borrowers. As of June 30, 2012, these two commercial borrowers comprised 44% of the non-performing balance in this category. The ratio of non-performing loans to total loans was 0.70% at June 30, 2012, compared to 0.48% at December 31, 2011. The average of our peer group was 3.05% of total loans at March 31, 2012, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of March 31, 2012 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 4 properties totaling $270 thousand at June 30, 2012 and 8 properties totaling $475 thousand at December 31, 2011.

As of June 30, 2012, non-performing investment securities for which we have stopped accruing interest consisted of 7 securities with a total fair value of $1.1 million, compared to 10 securities with a fair value of $1.6 million at December 31, 2011. The non-performing investment securities are pooled trust preferred securities included in non-performing assets at fair value. During the first half of 2012 we recognized pre-tax gains totaling $1.6 million from the sale of three securities that had been written down in prior periods and classified as non-performing. These securities had a fair value of $458 thousand at December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $7.7 million and $8.6 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2012 and December 31, 2011, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$422,165	19.8%	$393,421	20.3%
Interest-bearing demand	420,386	19.7	362,555	18.8
Savings and money market	584,278	27.3	474,947	24.6
Time deposits < $100,000	471,555	22.1	486,496	25.2
Time deposits of $100,000 or more	236,887	11.1	214,180	11.1

Total deposits	$2,135,271	100.0%	$1,931,599	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. As of June 30, 2012, total deposits were $2.135 billion, an increase of $203.7 million in comparison to $1.932 billion as of December 31, 2011. The increase reflects deposits totaling $129.5 million acquired in the branch acquisition. Time deposits were approximately 33% and 36% of total deposits at June 30, 2012 and December 31, 2011, respectively. Depositors remain hesitant to invest in certificates of deposit for long periods due to the low rate environment and, as a result, reduced both the amount they placed in time deposits and the maturity terms.

Nonpublic deposits represent the largest component of our funding. Total nonpublic deposits were $1.654 billion and $1.541 billion as of June 30, 2012 and December 31, 2011, respectively. We continue to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.

As an additional source of funding, we offer a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of our total deposits. As of June 30, 2012, total public deposits were $481.2 million in comparison to $390.2 million as of December 31, 2011. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers; however our business development efforts in this line of business have been successful during 2012 and have resulted in an increase in customers and related public deposits. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits.

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	June 30, 2012	December 31, 2011
Short-term borrowings:
Federal funds purchased	$—	$11,597
Repurchase agreements	49,024	36,301
Short-term FHLB borrowings	151,800	102,800

Total short-term borrowings	$200,824	$150,698

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of June 30, 2012 or December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $42.3 million of immediate credit capacity with FHLB as of June 30, 2012. We had approximately $401.5 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at June 30, 2012. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $114 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2012.

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of U.S. Government agencies. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. There were no Federal funds purchased at June 30, 2012. Federal funds purchased totaled $11.6 million at December 31, 2011. Repurchase agreements are secured overnight borrowings with customers. These short-term repurchase agreements amounted to $49.0 million and $36.3 million as of June 30, 2012 and December 31, 2011, respectively. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings of $151.8 million and $102.8 million at June 30, 2012 and December 31, 2011, respectively, consisted of short-term advances.

As previously discussed, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities in anticipation of the branch acquisitions. It is anticipated that the cash received at the time of closing the HSBC branches will be used to pay down these FHLB advances.

Shareholders’ Equity

Shareholders’ equity was $246.9 million at June 30, 2012, an increase of $9.7 million from $237.2 million at December 31, 2011. Net income for the first six months of 2012 increased shareholders’ equity by $12.9 million, which was partially offset by common and preferred stock dividends of $4.4 million. Accumulated other comprehensive income included in shareholders’ equity increased $1.3 million during the first six months of 2012 due primarily to higher net unrealized gains on securities available for sale.

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

The Company’s cash and cash equivalents were $61.8 million as of June 30, 2012, up $4.2 million from $57.6 million as of December 31, 2011. Net cash provided by operating activities totaled $28.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $143.5 million, which included cash outflows of $83.3 million for net loan originations and $122.1 million from net investment securities transactions, partly offset by $63.6 million in cash received through the branch acquisition. Net cash provided by financing activities of $119.6 million was attributed to a $74.1 million increase in deposits and $50.1 million increase in short-term borrowings, partly offset by a $4.3 million in dividend payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets and disallowed portions of deferred tax assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments and standby letters of credit). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets and disallowed portions of deferred tax assets.

The following table reflects the ratios and their components (dollars in thousands).

	June 30, 2012	December 31, 2011
Total shareholders’ equity	$246,946	$237,194
Less: Unrealized gain on securities available for sale, net of tax	14,487	13,570
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,220)	(12,625)
Disallowed goodwill and other intangible assets	43,858	37,369
Disallowed deferred tax assets	—	1,794

Tier 1 capital	$200,821	$197,086

Adjusted average total assets (for leverage capital purposes)	$2,428,734	$2,282,755

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	8.27%	8.63%

Total Tier 1 capital	$200,821	$197,086
Plus: Qualifying allowance for loan losses	22,060	20,239

Total risk-based capital	$222,881	$217,325

Net risk-weighted assets	$1,762,715	$1,616,119

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	11.39%	12.20%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.64%	13.45%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Tier 1 leverage:	Company	$200,821	8.27%	$97,149	4.00%	$121,437	5.00%
	Bank	191,407	7.90	96,941	4.00	121,177	5.00
Tier 1 capital:	Company	200,821	11.39	70,509	4.00	105,763	6.00
	Bank	191,407	10.88	70,353	4.00	105,530	6.00
Total risk-based capital:	Company	222,881	12.64	141,017	8.00	176,272	10.00
	Bank	213,419	12.13	140,707	8.00	175,884	10.00

December 31, 2011
Tier 1 leverage:	Company	$197,086	8.63%	$91,310	4.00%	$114,138	5.00%
	Bank	184,639	8.10	91,192	4.00	113,990	5.00
Tier 1 capital:	Company	197,086	12.20	64,645	4.00	96,967	6.00
	Bank	184,639	11.46	64,445	4.00	96,667	6.00
Total risk-based capital:	Company	217,325	13.45	129,290	8.00	161,612	10.00
	Bank	204,817	12.71	128,890	8.00	161,112	10.00

Regulatory capital ratios decreased as of June 30, 2012 when compared to December 31, 2011 primarily as a result of the completed and upcoming branch acquisitions. As previously discussed, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities in anticipation of the branch acquisitions. In addition, goodwill of $5.1 million and core deposit intangibles of $1.4 million were recorded in conjunction with the acquisition of the First Niagara branches. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As previously discussed, in the second quarter 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposals narrow the definition of capital, increase the minimum levels of required capital, introduce capital buffers and increase the risk weights for various asset classes. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were in effect at June 30, 2012. See “New Proposed Capital Rules” under the section titled “Recent Developments” included herein for additional information.

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

USE OF NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with U.S. GAAP, this report includes the non-GAAP financial measure “efficiency ratio”. We believe this non-GAAP financial measure provides a meaningful base for period-to-period comparisons and will assist investors in analyzing our operating results and facilitating performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the efficiency ratio enhances investors’ understanding of our business and performance, this non-GAAP measure should not be considered in isolation or as a substitute for GAAP basis financial measures. Investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

		Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Noninterest expense		$16,581	$15,153	$32,238	$30,503
Significant items:
Other real estate owned expense		(22)	(39)	(59)	(98)

Adjusted noninterest expense (non-GAAP)	A	$16,559	$15,114	$32,179	$30,405

Net interest income on a taxable equivalent basis		$21,956	$20,787	$43,404	$41,139
Noninterest income		6,690	4,974	12,141	10,122
Significant items:
Net gain on disposal of investment securities		(1,237)	(4)	(1,568)	(7)
Impairment charges on investment securities		—	—	91	—

Adjusted total revenue (non-GAAP)	B	$27,409	$25,757	$54,068	$51,254

Efficiency ratio (non-GAAP)	A/B	60.41%	58.68%	59.52%	59.32%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain assets and liabilities, determine the appropriate level of risk to the Company given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by the Company’s Board of Directors. The Company’s management is responsible for reviewing with the Board its activities and strategies, the effect of those strategies on net interest income, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management develops an Asset-Liability Policy that meets strategic objectives and regularly reviews the activities of the Bank.

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

Evaluation of disclosure controls and procedures

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

10.1	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 5, 2012

10.2	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 5, 2012

10.3	Executive Agreement between Financial Institutions, Inc. and Karl F. Krebs	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 5, 2012

10.4	Executive Agreement between Financial Institutions, Inc. and Ronald Mitchell McLaughlin	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated July 5, 2012

10.5	Executive Agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated July 5, 2012

10.6	Separation and release agreement between Five Star Bank and George D. Hagi	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated July 5, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Peter G. Humphrey	, August 7, 2012
Peter G. Humphrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs	, August 7, 2012
Karl F. Krebs
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)