Form 10-Q
period 2012-09-30
FINANCIAL INSTITUTIONS INC
filed 2012-11-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The registrant had 13,787,889 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2012.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$76,951	$57,489
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	77,045	57,583
Securities available for sale, at fair value	748,618	627,518
Securities held to maturity, at amortized cost (fair value of $20,118 and $23,964, respectively)	19,564	23,297
Loans held for sale	1,411	2,410
Loans (net of allowance for loan losses of $24,301 and $23,260, respectively)	1,634,684	1,461,516
Company owned life insurance	46,890	45,556
Premises and equipment, net	36,653	33,085
Goodwill and other intangible assets, net	50,924	37,369
Other assets	37,530	48,019

Total assets	$2,653,319	$2,336,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$490,706	$393,421
Interest-bearing demand	472,023	362,555
Savings and money market	673,883	474,947
Time deposits	695,107	700,676

Total deposits	2,331,719	1,931,599
Short-term borrowings	38,282	150,698
Other liabilities	31,476	16,862

Total liabilities	2,401,477	2,099,159

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized, 1,499 and 1,500 shares issued, respectively	150	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 173,210 and 173,235 shares issued, respectively	17,321	17,323

Total preferred equity	17,471	17,473
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,562	67,247
Retained earnings	168,474	158,079
Accumulated other comprehensive income	5,161	945
Treasury stock, at cost – 376,308 and 358,481 shares, respectively	(6,968)	(6,692)

Total shareholders’ equity	251,842	237,194

Total liabilities and shareholders’ equity	$2,653,319	$2,336,353

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$21,048	$19,180	$60,096	$57,286
Interest and dividends on investment securities	4,251	4,594	12,384	13,957

Total interest income	25,299	23,774	72,480	71,243

Interest expense:
Deposits	2,029	2,728	6,596	8,859
Short-term borrowings	171	172	456	354
Long-term borrowings	—	256	—	1,321

Total interest expense	2,200	3,156	7,052	10,534

Net interest income	23,099	20,618	65,428	60,709
Provision for loan losses	1,764	3,480	4,608	5,618

Net interest income after provision for loan losses	21,335	17,138	60,820	55,091

Noninterest income:
Service charges on deposits	2,292	2,257	6,101	6,605
ATM and debit card	1,219	1,117	3,368	3,256
Broker-dealer fees and commissions	609	541	1,630	1,329
Company owned life insurance	433	422	1,300	967
Net gain on sale of loans held for sale	323	318	981	659
Net gain on disposal of investment securities	596	2,340	2,164	2,347
Loan servicing	142	64	645	662
Impairment charges on investment securities	—	—	(91)	—
Net (loss) gain on disposal of other assets	(114)	7	(79)	44
Other	853	970	2,475	2,289

Total noninterest income	6,353	8,036	18,494	18,158

Noninterest expense:
Salaries and employee benefits	12,438	9,113	30,565	26,384
Occupancy and equipment	2,915	2,722	8,400	8,209
Professional services	1,452	570	3,243	1,823
Computer and data processing	976	603	2,462	1,854
Supplies and postage	899	461	1,930	1,337
FDIC assessments	356	437	957	1,212
Advertising and promotions	261	477	499	895
Loss on extinguishment of debt	—	1,083	—	1,083
Other	2,321	1,546	5,800	4,718

Total noninterest expense	21,618	17,012	53,856	47,515

Income before income taxes	6,070	8,162	25,458	25,734
Income tax expense	1,805	2,664	8,341	8,697

Net income	$4,265	$5,498	$17,117	$17,037

Preferred stock dividends	368	368	1,105	1,508
Accretion of discount on Series A preferred stock	—	—	—	1,305

Net income available to common shareholders	$3,897	$5,130	$16,012	$14,224

Earnings per common share (Note 4):
Basic	$0.28	$0.38	$1.17	$1.10
Diluted	$0.28	$0.37	$1.16	$1.09
Cash dividends declared per common share	$0.14	$0.12	$0.41	$0.34

Weighted average common shares outstanding:
Basic	13,703	13,635	13,692	12,876
Diluted	13,759	13,704	13,748	12,968

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$4,265	$5,498	$17,117	$17,037

Other comprehensive income:
Unrealized gains on securities:
Change in net unrealized securities gains arising during period	5,053	7,733	8,048	23,654
Deferred tax expense	(2,002)	(3,063)	(3,188)	(9,371)
Reclassification adjustment for gains included in income before income taxes	(596)	(2,340)	(2,073)	(2,347)
Related tax expense	236	927	821	930

Change in net unrealized gains on securities, net of tax	2,691	3,257	3,608	12,866
Change in pension and post-retirement obligations:
Change in net actuarial gain\loss	336	146	1,007	436
Related tax expense	(133)	(58)	(399)	(173)

Change in pension and post-retirement obligations, net of tax	203	88	608	263

Other comprehensive income	2,894	3,345	4,216	13,129

Comprehensive income	$7,159	$8,843	$21,333	$30,166

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2012 and 2011

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	17,037	—	—	17,037
Other comprehensive income, net of tax	—	—	—	—	13,129	—	13,129
Total comprehensive income							30,166

Purchases of common stock for treasury	—	—	—	—	—	(205)	(205)
Issuance of common stock	—	29	43,098	—	—	—	43,127
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(96)	—	—	—	—	—	(96)
Share-based compensation plans:
Share-based compensation	—	—	863	—	—	—	863
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(991)	—	—	991	—
Excess tax benefit on share-based compensation	—	—	64	—	—	—	64
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(4)	—	—	(4)
Series A Preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,105)	—	—	(1,105)
Common-$0.34 per share	—	—	—	(4,362)	—	—	(4,362)

Balance at September 30, 2011	$17,479	$142	$67,011	$154,461	$8,407	$(6,645)	$240,855

Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	17,117	—	—	17,117
Other comprehensive income, net of tax	—	—	—	—	4,216	—	4,216

Total comprehensive income							21,333
Purchases of common stock for treasury	—	—	—	—	—	(554)	(554)
Repurchase of Series B-1 8.48% preferred stock	(2)	—	—	—	—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	373	—	—	—	373
Stock options exercised	—	—	(5)	—	—	31	26
Restricted stock awards issued, net	—	—	(140)	—	—	140	—
Excess tax benefit on share-based compensation	—	—	97	—	—	—	97
Directors’ retainer	—	—	(10)			107	97
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,102)	—	—	(1,102)
Common-$0.41 per share	—	—	—	(5,617)	—	—	(5,617)

Balance at September 30, 2012	$17,471	$142	$67,562	$168,474	$5,161	$(6,968)	$251,842

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,117	$17,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,761	2,580
Net amortization of premiums on securities	3,958	4,227
Provision for loan losses	4,608	5,618
Share-based compensation	373	863
Deferred income tax expense	3,684	2,122
Proceeds from sale of loans held for sale	42,847	20,464
Originations of loans held for sale	(40,867)	(19,070)
Increase in company owned life insurance	(1,300)	(967)
Net gain on sale of loans held for sale	(981)	(659)
Net gain on disposal of investment securities	(2,164)	(2,347)
Impairment charges on investment securities	91	—
Net loss (gain) on sale and disposal of other assets	79	(44)
Loss on extinguishment of debt	—	1,083
Decrease in other assets	4,745	353
Increase (decrease) in other liabilities	3,419	(216)

Net cash provided by operating activities	38,370	31,044

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(245,020)	(130,587)
Held to maturity	(10,803)	(12,018)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	136,912	126,908
Held to maturity	14,479	18,304
Proceeds from sales of securities available for sale	2,303	10,077
Net loan originations	(102,391)	(105,514)
Loans sold or participated to others	—	13,033
Purchases of company owned life insurance	(34)	(18,034)
Proceeds from sales of other assets	549	509
Purchases of premises and equipment	(4,554)	(3,056)
Net cash received in branch acquisition	195,778	—

Net cash used in investing activities	(12,781)	(100,378)

Cash flows from financing activities:
Net increase in deposits	113,301	100,781
Net (decrease) increase in short-term borrowings	(112,416)	25,965
Repayments of long-term borrowings	—	(26,767)
Proceeds from issuance of common stock, net of issuance costs	—	43,127
Repurchase of preferred stock	(2)	(37,543)
Purchase of common stock for treasury	(554)	(205)
Repurchase of warrant issued to U.S. Treasury	—	(2,080)
Proceeds from stock options exercised	26	91
Excess tax benefit on share-based compensation	97	64
Cash dividends paid to preferred shareholders	(1,105)	(1,750)
Cash dividends paid to common shareholders	(5,474)	(3,806)

Net cash (used in) provided by financing activities	(6,127)	97,877

Net increase in cash and cash equivalents	19,462	28,543
Cash and cash equivalents, beginning of period	57,583	39,058

Cash and cash equivalents, end of period	$77,045	$67,601

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., a financial holding company organized under the laws of New York State (“New York” or “NYS”), and its subsidiaries provide deposit, lending and other financial services to individuals and businesses in Central and Western New York. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Financial Institutions, Inc. owns all of the capital stock of Five Star Bank, a New York State chartered bank, and Five Star Investment Services, Inc., a financial services subsidiary offering noninsured investment products and investment advisory services. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 provide a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) extends the prohibition on applying a blockage factor in valuing financial instruments with quoted prices in active markets; (3) creates an exception to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks by allowing the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) enhances disclosure requirements for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no material impact on the Company’s consolidated financial statements. See Note 11 to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income beginning with the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no material impact on the Company’s statements of income and financial condition.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not have any indefinite-lived intangible assets other than goodwill, therefore the adoption of ASU No. 2012-02 is expected to have no material impact on the Company’s consolidated financial statements.

(2.) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information addressing certain cash payments and noncash investing and financing activities was as follows (in thousands):

	Nine months ended
	September 30,
	2012	2011
Cash payments:
Interest	$8,046	$12,425
Income taxes	3,787	5,191
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$250	$237
Accrued and declared unpaid dividends	2,287	2,008
Increase in net unsettled security transactions	11,148	1,341
Accretion of preferred stock discount	—	1,305
Net transfer of loans to held for sale	—	13,576
Assets acquired and liabilities assumed in branch acquisition:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	77,912	—
Deposits and other liabilities	287,331	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) BRANCH ACQUISITIONS

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows:

Cash	$195,778
Loans	75,635
Bank premises and equipment	1,938
Goodwill	11,599
Core deposit intangible asset	2,042
Other assets	339

Total assets acquired	$287,331

Deposits assumed	$286,819
Other liabilities	512

Total liabilities assumed	$287,331

The transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. Fair values are preliminary and in certain cases are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values becomes available.

The operating results of the acquired branches included in the Company’s consolidated statement of income for the nine months ended September 30, 2012 reflect only amounts from the acquisition dates through September 30, 2012, the end of the third quarter. The operating results of the acquired branches prior to the acquisition dates were not material for purposes of supplemental disclosure under the FASB guidance on business combinations.

The Company acquired the loan portfolios at a fair value discount of $824 thousand. The discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The core deposit intangible asset will be amortized on an accelerated basis over a period of approximately nine and a half years. The time deposit premium of $335 thousand will be accreted over the estimated remaining life of the related deposits as a reduction of interest expense.

Preliminary goodwill of $11.6 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created and the economies of scale expected from combining the operations of the acquired branches with those of the Bank. All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

The following table provides a reconciliation of goodwill and other intangible assets, net:

	Goodwill	Other intangible assets, net	Total
Balance, December 31, 2011	$37,369	$—	$37,369
Addition: Branch acquisitions	11,599	2,042	13,641
Less: Amortization of core deposit intangible assets	—	(86)	(86)

Balance, September 30, 2012	$48,968	$1,956	$50,924

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common shareholders	$3,897	$5,130	$16,012	$14,224
Less: Earnings allocated to participating securities	—	9	3	29

Net income available to common shareholders for EPS	$3,897	$5,121	$16,009	$14,195

Weighted average common shares outstanding:
Total shares issued	14,162	14,162	14,162	13,409
Unvested restricted stock awards	(99)	(171)	(116)	(164)
Treasury shares	(360)	(356)	(354)	(369)

Total basic weighted average common shares outstanding	13,703	13,635	13,692	12,876

Incremental shares from assumed:
Exercise of stock options	4	—	4	3
Vesting of restricted stock awards	52	69	52	59
Exercise of warrant	—	—	—	30

Total diluted weighted average common shares outstanding	13,759	13,704	13,748	12,968

Basic earnings per common share	$0.28	$0.38	$1.17	$1.10

Diluted earnings per common share	$0.28	$0.37	$1.16	$1.09

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	295	394	309	372
Restricted stock awards	—	—	1	5

	295	394	310	377

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$96,281	$3,943	$3	$100,221
State and political subdivisions	177,480	7,214	7	184,687
Mortgage-backed securities:
Federal National Mortgage Association	123,346	4,731	—	128,077
Federal Home Loan Mortgage Corporation	51,586	1,869	—	53,455
Government National Mortgage Association	60,341	4,019	—	64,360
Collateralized mortgage obligations:
Federal National Mortgage Association	60,336	1,463	2	61,797
Federal Home Loan Mortgage Corporation	70,456	1,814	—	72,270
Government National Mortgage Association	80,085	1,916	1	82,000
Privately issued	103	698	—	801

Total collateralized mortgage obligations	210,980	5,891	3	216,868

Total mortgage-backed securities	446,253	16,510	3	462,760
Asset-backed securities	157	793	—	950

Total available for sale securities	$720,171	$28,460	$13	$748,618

Securities held to maturity:
State and political subdivisions	$19,564	$554	$—	$20,118

December 31, 2011
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$94,947	$2,770	$5	$97,712
State and political subdivisions	119,099	5,336	11	124,424
Mortgage-backed securities:
Federal National Mortgage Association	98,679	2,944	—	101,623
Federal Home Loan Mortgage Corporation	63,838	1,017	—	64,855
Government National Mortgage Association	73,226	3,376	—	76,602
Collateralized mortgage obligations:
Federal National Mortgage Association	28,339	581	7	28,913
Federal Home Loan Mortgage Corporation	22,318	675	1	22,992
Government National Mortgage Association	103,975	2,654	18	106,611
Privately issued	327	1,762	—	2,089

Total collateralized mortgage obligations	154,959	5,672	26	160,605

Total mortgage-backed securities	390,702	13,009	26	403,685
Asset-backed securities	297	1,400	—	1,697

Total available for sale securities	$605,045	$22,515	$42	$627,518

Securities held to maturity:
State and political subdivisions	$23,297	$667	$—	$23,964

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$633	$15,552	$2,303	$24,452
Gross realized gains	596	2,340	2,164	2,344
Gross realized losses	—	—	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2012 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$29,303	$29,629
Due from one to five years	73,220	76,262
Due after five years through ten years	263,593	274,455
Due after ten years	354,055	368,272

	$720,171	$748,618

Debt securities held to maturity:
Due in one year or less	$14,273	$14,346
Due from one to five years	4,372	4,660
Due after five years through ten years	829	990
Due after ten years	90	122

	$19,564	$20,118

There were no unrealized losses in held to maturity securities at September 30, 2012 or December 31, 2011. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2012
U.S. Government agencies and government sponsored enterprises	$—	$—	$4,359	$3	$4,359	$3
State and political subdivisions	625	7	—	—	625	7
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,277	2	1,277	2
Government National Mortgage Association	3,457	1	—	—	3,457	1

Total collateralized mortgage obligations	3,457	1	1,277	2	4,734	3

Total mortgage-backed securities	3,457	1	1,277	2	4,734	3

Total temporarily impaired securities	$4,082	$8	$5,636	$5	$9,718	$13

December 31, 2011
U.S. Government agencies and government sponsored enterprises	$2,177	$1	$5,246	$4	$7,423	$5
State and political subdivisions	452	2	646	9	1,098	11
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,817	7	1,817	7
Federal Home Loan Mortgage Corporation	—	—	388	1	388	1
Government National Mortgage Association	6,138	18	—	—	6,138	18

Total collateralized mortgage obligations	6,138	18	2,205	8	8,343	26

Total mortgage-backed securities	6,138	18	2,205	8	8,343	26

Total temporarily impaired securities	$8,767	$21	$8,097	$21	$16,864	$42

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2012 was 11 compared to 14 at December 31, 2011. At September 30, 2012, the Company had positions in 7 investment securities with an amortized cost of $5.6 million and an unrealized loss of $5 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 4 securities positions in the Company’s investment portfolio, with an amortized cost of $4.1 million and a total unrealized loss of $8 thousand at September 30, 2012, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

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

During the nine months ended September 30, 2012, the Company recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality. No impairment was recorded during the nine months ended September 30, 2011.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2012, the debt securities with unrealized losses were not considered to be OTTI. As of September 30, 2012, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities. Accordingly, as of September 30, 2012, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2012
Commercial business	$245,404	$(97)	$245,307
Commercial mortgage	403,924	(804)	403,120
Residential mortgage	139,785	199	139,984
Home equity	275,345	3,866	279,211
Consumer indirect	538,058	25,618	563,676
Other consumer	27,599	88	27,687

Total	$1,630,115	$28,870	1,658,985

Allowance for loan losses			(24,301)

Total loans, net			$1,634,684

December 31, 2011
Commercial business	$233,727	$109	$233,836
Commercial mortgage	394,034	(790)	393,244
Residential mortgage	113,865	46	113,911
Home equity	227,853	3,913	231,766
Consumer indirect	465,807	21,906	487,713
Other consumer	24,138	168	24,306

Total	$1,459,424	$25,352	1,484,776

Allowance for loan losses			(23,260)

Total loans, net			$1,461,516

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.4 million and $2.4 million as of September 30, 2012 and December 31, 2011, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2012
Commercial business	$48	$17	$—	$65	$3,621	$241,718	$245,404
Commercial mortgage	24	—	—	24	3,388	400,512	403,924
Residential mortgage	995	—	—	995	1,597	137,193	139,785
Home equity	319	82	—	401	929	274,015	275,345
Consumer indirect	1,111	121	—	1,232	876	535,950	538,058
Other consumer	158	22	3	183	20	27,396	27,599

Total loans, gross	$2,655	$242	$3	$2,900	$10,431	$1,616,784	$1,630,115

December 31, 2011
Commercial business	$35	$—	$—	$35	$1,259	$232,433	$233,727
Commercial mortgage	165	—	—	165	2,928	390,941	394,034
Residential mortgage	517	—	—	517	1,644	111,704	113,865
Home equity	749	68	—	817	682	226,354	227,853
Consumer indirect	984	92	—	1,076	558	464,173	465,807
Other consumer	106	10	5	121	—	24,017	24,138

Total loans, gross	$2,556	$170	$5	$2,731	$7,071	$1,449,622	$1,459,424

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2012 and December 31, 2011. There were $3 thousand and $5 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2012 and December 31, 2011, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Three months ended			Nine months ended
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2012
Commercial business	1	$103	$103	3	$536	$536
Commercial mortgage	—	—	—	4	648	648

Total	1	$103	$103	7	$1,184	$1,184

September 30, 2011
Commercial business	4	$75	$75	6	$142	$142
Commercial mortgage	—	—	—	1	280	280

Total	4	$75	$75	7	$422	$422

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the three and nine months ended September 30, 2012 are on nonaccrual status as of September 30, 2012. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three or nine months ended September 30, 2012 or 2011. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial business	$997	$1,412	$—	$574	$—
Commercial mortgage	1,432	1,750	—	1,077	—

	2,429	3,162	—	1,651	—
With an allowance recorded:
Commercial business	2,624	2,624	620	1,640	—
Commercial mortgage	1,956	1,956	664	1,590	—

	4,580	4,580	1,284	3,230	—

	$7,009	$7,742	$1,284	$4,881	$—

December 31, 2011
With no related allowance recorded:
Commercial business	$342	$1,266	$—	$361	$—
Commercial mortgage	605	696	—	583	—

	947	1,962	—	944	—
With an allowance recorded:
Commercial business	917	917	436	1,033	—
Commercial mortgage	2,323	2,323	644	2,172	—

	3,240	3,240	1,080	3,205	—

	$4,187	$5,202	$1,080	$4,149	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2012
Uncriticized	$228,160	$388,011
Special mention	8,153	8,238
Substandard	9,091	7,675
Doubtful	—	—

Total	$245,404	$403,924

December 31, 2011
Uncriticized	$221,477	$383,700
Special mention	7,445	2,388
Substandard	4,805	7,946
Doubtful	—	—

Total	$233,727	$394,034

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
September 30, 2012
Performing	$138,188	$274,416	$537,182	$27,579
Non-performing	1,597	929	876	20

Total	$139,785	$275,345	$538,058	$27,599

December 31, 2011
Performing	$112,221	$227,171	$465,249	$24,138
Non-performing	1,644	682	558	—

Total	$113,865	$227,853	$465,807	$24,138

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
September 30, 2012
Loans:
Ending balance	$245,404	$403,924	$139,785	$275,345	$538,058	$27,599	$1,630,115

Evaluated for impairment:
Individually	$3,621	$3,388	$—	$—	$—	$—	$7,009

Collectively	$241,783	$400,536	$139,785	$275,345	$538,058	$27,599	$1,623,106

Allowance for loan losses:
Ending balance	$4,276	$6,648	$796	$1,232	$10,808	$541	$24,301

Evaluated for impairment:
Individually	$620	$664	$—	$—	$—	$—	$1,284

Collectively	$3,656	$5,984	$796	$1,232	$10,808	$541	$23,017

September 30, 2011
Loans:
Ending balance	$223,708	$382,267	$116,399	$218,936	$445,296	$24,639	$1,411,245

Evaluated for impairment:
Individually	$2,380	$2,330	$—	$—	$—	$—	$4,710

Collectively	$221,328	$379,937	$116,399	$218,936	$445,296	$24,639	$1,406,535

Allowance for loan losses:
Ending balance	$4,578	$6,263	$887	$1,150	$9,569	$530	$22,977

Evaluated for impairment:
Individually	$1,039	$393	$—	$—	$—	$—	$1,432

Collectively	$3,539	$5,870	$887	$1,150	$9,569	$530	$21,545

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2012 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2012
Beginning balance	$4,364	$6,713	$801	$1,164	$10,618	$460	$24,120
Charge-offs	337	27	47	80	1,846	201	2,538
Recoveries	50	91	8	15	722	69	955
Provision (credit)	199	(129)	34	133	1,314	213	1,764

Ending balance	$4,276	$6,648	$796	$1,232	$10,808	$541	$24,301

Nine months ended September 30, 2012
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	536	374	280	177	4,648	605	6,620
Recoveries	282	167	106	35	2,195	268	3,053
Provision (credit)	494	437	112	132	3,072	361	4,608

Ending balance	$4,276	$6,648	$796	$1,232	$10,808	$541	$24,301

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2011 (in thousands):

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine month periods indicated:

	Outstanding	Treasury	Issued
September 30, 2012
Shares outstanding at December 31, 2011	13,803,116	358,481	14,161,597
Restricted stock awards issued	57,541	(57,541)	—
Restricted stock awards forfeited	(49,684)	49,684	—
Stock options exercised	1,650	(1,650)	—
Treasury stock purchases	(33,150)	33,150	—
Directors’ retainer	5,816	(5,816)	—

Shares outstanding at September 30, 2012	13,785,289	376,308	14,161,597

September 30, 2011
Shares outstanding at December 31, 2010	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued	53,070	(53,070)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(10,467)	10,467	—
Directors’ retainer	5,889	(5,889)	—

Shares outstanding at September 30, 2011	13,805,830	355,767	14,161,597

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

The Company awarded grants of 49,441 restricted shares to certain members of management during the nine months ended September 30, 2012. The weighted average market price of the restricted shares on the date of grant was $17.42. Either a service requirement or both service and performance requirements must be satisfied before the participant becomes vested in the shares. Where applicable, the performance period for the awards is the Company’s fiscal year ending December 31, 2012. During the nine months ended September 30, 2012, the Company granted 8,100 restricted shares of common stock to directors, of which 4,050 shares vested immediately and 4,050 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $16.74. The restricted stock awards granted to management and directors in 2012 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the nine months ended September 30, 2012:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	166,654	$14.34
Granted	57,541	17.32
Vested	(94,431)	12.75
Forfeited	(49,684)	16.67

Outstanding at end of period	80,080	$16.91

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2012 or 2011. The following is a summary of stock option activity for the nine months ended September 30, 2012 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	368,058	$20.70
Granted	—	—
Exercised	(1,650)	15.85
Forfeited	—	—
Expired	(44,533)	24.55

Outstanding at end of period	321,875	$20.19	2.8 years	$79
Exercisable at end of period	321,875	$20.19	2.8 years	$79

As of September 30, 2012, all compensation expense related to stock options had been fully recognized.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2012 and 2011 was $2 thousand and $31 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2012 and 2011 was $26 thousand and $91 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options:
Management Stock Incentive Plan	$4	$23	$12	$51
Director Stock Incentive Plan	—	—	—	14

Total stock options	4	23	12	65
Restricted stock awards:
Management Stock Incentive Plan	34	249	246	694
Director Stock Incentive Plan	17	15	115	104

Total restricted stock awards	51	264	361	798

Total share-based compensation	$55	$287	$373	$863

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company participates in The New York State Bankers Retirement System (the “System”), a defined benefit pension plan covering many of its employees, subject to the limitations related to the plan closure effective December 31, 2006. The benefits are based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 are eligible to receive benefits.

The components of the Company’s net periodic benefit expense for its pension plan were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$510	$439	$1,528	$1,317
Interest cost on projected benefit obligation	504	507	1,513	1,520
Expected return on plan assets	(803)	(664)	(2,409)	(1,990)
Amortization of unrecognized prior service cost	5	5	15	14
Amortization of unrecognized loss	343	152	1,028	456

Net periodic pension cost	$559	$439	$1,675	$1,317

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Commitments to extend credit	$419,384	$374,266
Standby letters of credit	10,588	8,855

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. The notional value of forward sales commitments totaled $2.1 million and $2.9 million at September 30, 2012 and December 31, 2011, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) FAIR VALUE MEASUREMENTS (Continued)

Loan servicing rights: Loan servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. The significant unobservable inputs used in the fair value measurement of the Company’s loan servicing rights are the constant prepayment rates and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions. Loan servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$100,221	$—	$100,221
State and political subdivisions	—	184,687	—	184,687
Mortgage-backed securities	—	462,760	—	462,760
Asset-backed securities:
Trust preferred securities	—	766	—	766
Other	—	184	—	184

	$—	$748,618	$—	$748,618

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,411	$—	$1,411
Collateral dependent impaired loans	—	—	3,296	3,296
Other assets:
Loan servicing rights	—	—	1,763	1,763
Other real estate owned	—	—	303	303

	$—	$1,411	$5,362	$6,773

December 31, 2011
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$97,712	$—	$97,712
State and political subdivisions	—	124,424	—	124,424
Mortgage-backed securities	—	403,685	—	403,685
Asset-backed securities:
Trust preferred securities	—	—	1,636	1,636
Other	—	61	—	61

	$—	$625,882	$1,636	$627,518

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,410	$—	$2,410
Collateral dependent impaired loans	—	—	2,160	2,160
Other assets:
Loan servicing rights	—	—	1,973	1,973
Other real estate owned	—	—	475	475

	$—	$2,410	$4,608	$7,018

There were no transfers between level 1 and 2 for the three and nine months ended September 30, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three or nine month periods ended September 30, 2012 and 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$3,296	Appraisal of collateral (1)	Appraisal adjustments (2)	16% -100% discount
		Discounted cash flow	Discount rate	5.0% (3)
			Risk premium rate	10.2% (3)

Loan servicing rights	1,763	Discounted cash flow	Discount rate	4.2% (3)
			Constant prepayment rate	28.4% (3)

Other real estate owned	303	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 61% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended September 30, 2012. The Company transferred all of the assets classified as Level 3 assets at December 31, 2011 to Level 2 during the three months ended March 31, 2012. The transfers of the $1.5 million of pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2012	2011
Securities available for sale, beginning of period	$1,636	$572
Sales	(360)	(1,674)
Principal paydowns and other	—	(54)
Total gains (losses) realized/unrealized:
Included in earnings	331	1,613
Included in other comprehensive income	(102)	4,884
Transfers from Level 3 to Level 2	(1,505)	—

Securities available for sale, end of period	$—	$5,341

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

The estimated fair value approximates carrying value for cash and cash equivalents, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, accrued interest receivable, non-maturity deposits, short-term borrowings and accrued interest payable. Fair value estimates for other financial instruments not included elsewhere in this disclosure are discussed below.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated.

	Level in	September 30, 2012		December 31, 2011
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$77,045	$77,045	$57,583	$57,583
Securities available for sale	Level 2	748,618	748,618	625,882	625,882
Securities available for sale (1)	Level 3	—	—	1,636	1,636
Securities held to maturity	Level 1	19,564	20,118	23,297	23,964
Loans held for sale	Level 2	1,411	1,476	2,410	2,442
Loans	Level 2	1,631,388	1,664,388	1,459,356	1,490,999
Loans (2)	Level 3	3,296	3,296	2,160	2,160
Accrued interest receivable	Level 1	8,952	8,952	7,655	7,655
FHLB and FRB stock	Level 1	6,066	6,066	10,674	10,674

Financial liabilities:
Non-maturity deposits	Level 1	1,636,612	1,636,612	1,230,923	1,230,923
Time deposits	Level 2	695,107	699,402	700,676	702,720
Short-term borrowings	Level 1	38,282	38,282	150,698	150,698
Accrued interest payable	Level 1	4,213	4,213	5,207	5,207

(1)	Comprised of trust preferred asset-backed securities.
(2)	Comprised of collateral dependent impaired loans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Financial Institutions, Inc. is a financial holding company headquartered in New York State that provides banking and nonbanking financial services to individuals and businesses primarily in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank, we provide a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through our nonbanking subsidiary, Five Star Investment Services, Inc., we provide brokerage and investment advisory services to supplement our banking business. References to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity and references to “the Bank” mean Five Star Bank.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Branch Acquisitions

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows:

Cash	$195,778
Loans	75,635
Bank premises and equipment	1,938
Goodwill	11,599
Core deposit intangible asset	2,042
Other assets	339

Total assets acquired	$287,331

Deposits assumed	$286,819
Other liabilities	512

Total liabilities assumed	$287,331

The transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. Fair values are preliminary and in certain cases are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values becomes available.

The operating results of the acquired branches included in our consolidated statement of income for the nine months ended September 30, 2012 reflect only amounts from the acquisition dates through September 30, 2012, the end of the third quarter.

We acquired the loan portfolios at a fair value discount of $824 thousand. The discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The core deposit intangible asset will be amortized on an accelerated basis over a period of approximately nine and a half years. The time deposit premium of $335 thousand will be accreted over the estimated remaining life of the related deposits as a reduction of interest expense.

Preliminary goodwill of $11.6 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created and the economies of scale expected from combining the operations of the acquired branches with those of the Bank. All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

In anticipation of the branch acquisitions, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities. This strategy allowed us to purchase securities over time and carry out a dollar cost averaging strategy. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. The cash received at the time of closing the transactions was used to pay down the short-term FHLB advances used to fund the purchase of the investment securities.

Management Transition

In August, the Company announced a management transition resulting from the retirement of Peter G. Humphrey as President and Chief Executive Officer. As part of the transition, John Benjamin, the Company’s Chairman and Interim Chief Executive Officer announced the promotion of Richard Harrison as Chief Operating Officer and Martin Birmingham as President and Chief of Community Banking, with a combined 45 years of local banking experience. Mr. Harrison and Mr. Birmingham were instrumental in the structuring, negotiating and integrating the branch office acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Summary of Performance

Net income totaled $4.3 million for the third quarter of 2012 compared to $5.5 million for the third quarter of 2011. Net income available to common shareholders for the third quarter of 2012 was $3.9 million, or $0.28 per diluted share, compared with $5.1 million, or $0.37 per diluted share, for the third quarter of last year. Return on average equity was 6.77% and return on average assets was 0.65% for the third quarter of 2012 compared to 9.07% and 0.95%, respectively, for the third quarter of 2011.

Net income for the three and nine months ended September 30, 2012 was reduced by expenses related to the branch acquisitions. Pre-tax acquisition expenses were approximately $1.9 million for the three months ended September 30, 2012 and $3.0 million for the nine months ended September 30, 2012, consisting mainly of professional fees, computer and data processing and supplies and postage expended to facilitate the purchase of the branches.

Net income for the three and nine months ended September 30, 2012 was further reduced by expenses incurred in connection with the retirement of the Company’s former President and Chief Executive Officer. Pre-tax retirement-related expenses were approximately $2.6 million for the three and nine months ended September 30, 2012, consisting of separation pay and a supplemental executive retirement plan (“SERP”).

Net income for the nine months ended September 30, 2012 totaled $17.1 million compared to $17.0 million for the same period in 2011. For the first nine months of 2012 net income available to common shareholders was $16.0 million, or $1.16 per diluted share, compared with $14.2 million, or $1.09 per diluted share, for the first nine months of 2011. Return on average equity was 9.32% and return on average assets was 0.92% for the nine months ended September 30, 2012 compared to 9.95% and 1.01%, respectively, for the same period in 2011.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income per consolidated statements of income	$25,299	$23,774	$72,480	$71,243
Adjustment to fully taxable equivalent basis	603	511	1,678	1,559

Interest income adjusted to a fully taxable equivalent basis	25,902	24,285	74,158	72,802
Interest expense per consolidated statements of income	2,200	3,156	7,052	10,534

Net interest income on a taxable equivalent basis	$23,702	$21,129	$67,106	$62,268

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Three Months ended September 30, 2012 and September 30, 2011

Net interest income on a taxable equivalent basis for the three months ended September 30, 2012, was $23.7 million, an increase of $2.6 million or 12% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $3.7 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.1 million).

The net interest margin for the third quarter of 2012 was 3.96%, 6 basis points lower than 4.02% for the same period in 2011. This comparable period decrease was a function of a 1 basis point decrease in interest rate spread, combined with a 5 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 30 basis point decrease in the yield on earning assets and a 29 basis point decrease in the cost of interest-bearing liabilities.

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

The yield on earning assets was 4.32% for the third quarter of 2012, 30 basis points lower than the third quarter of 2011. Loan yields decreased 35 basis points to 5.10%, also impacted by the lower interest rate environment. Residential mortgage and consumer indirect loans in particular, down 49 and 68 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 35 basis points to 2.60%, also impacted by the lower interest rate environment, prepayments of mortgage-related investment securities and the impact of investing the excess cash related to our branch acquisitions into low yielding securities. Overall, earning asset rate changes reduced interest income by $2.0 million.

The cost of average interest-bearing liabilities of 0.46% in the third quarter of 2012 was 29 basis points lower than the third quarter of 2011. The average cost of interest-bearing deposits was 0.47% in 2012, 25 basis points lower than 2011, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. Borrowing costs decreased 67 basis points to 0.43%, primarily a result of the redemption of the Company’s 10.20% junior subordinated debentures during the third quarter of 2011. The interest-bearing liability rate changes resulted in approximately $900 thousand of lower interest expense.

Average interest-earning assets were $2.388 billion for the third quarter of 2012, an increase of $297.2 million or 14% from the comparable quarter last year, primarily due to a $244.3 million increase in average loans. The growth in average loans was comprised of increases in all loan categories, with consumer loans up $148.5 million, commercial loans up $72.9 million and residential mortgage loans up $22.9 million.

Average interest-bearing liabilities of $1.891 billion in the third quarter of 2012 were $226.1 million or 14% higher than the third quarter of 2011. On average, interest-bearing deposits grew $223.6 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $71.7 million. The increases in average deposits were primarily attributable to retail deposits assumed in the branch acquisitions. Average borrowings increased $2.4 million between the third quarter periods, with short-term borrowings higher by $13.0 million, offset by a decrease in long-term funding. There was no long-term debt outstanding during the first nine months of 2012. During the third quarter of 2011 we repaid all of our outstanding long-term debt, including our 10.20% junior subordinated debentures.

Analysis of Net Interest Income for the Nine Months ended September 30, 2012 and September 30, 2011

Net interest income on a taxable equivalent basis for the first nine months of 2012 was $67.1 million, an increase of $4.8 million or 8% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $8.3 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $3.4 million).

The net interest margin for the first nine months of 2012 was 3.97%, 5 basis points lower than 4.02% for the same period last year. The interest rate spread was 3.86% during the first nine months of 2012 compared to 3.85% during the first nine months of 2011. This 1 basis point increase in interest rate spread was offset by a 6 basis point decrease in the contribution from net free funds. The higher interest rate spread was a net result of a 32 basis point decrease in the yield on earning assets and a 33 basis point decrease in the cost of interest-bearing liabilities.

The yield on earning assets was 4.38% for the first nine months of 2012. The yield was 32 basis points lower than the same period last year, which is attributable to decreases in the yields on the investment security portfolio (down 27 basis points, to 2.70%) and loan portfolio (down 46 basis points to 5.13%).

MANAGEMENT’S DISCUSSION AND ANALYSIS

The cost of interest-bearing liabilities was 0.52% for the first nine months of 2012, 33 basis points lower than the same period in 2011. Rates on interest-bearing deposits were down 24 basis points to 0.53%. The cost of short-term borrowings decreased 9 basis points to 0.44%.

Average interest-earning assets were $2.259 billion for the first nine months of 2012, an increase of $192.0 million or 9% from the comparable period last year, with a $192.9 million increase in average loans partially offset by a $834 thousand decrease in average securities. The growth in average loans was comprised of increases in consumer loans (up $121.2 million, primarily indirect loans), commercial loans (up $71.4 million) and residential mortgage loans (up $361 thousand).

Average interest-bearing liabilities of $1.803 billion in the first nine months of 2012 were $145.4 million or 9% higher than the first nine months of 2011. On average, interest-bearing deposits grew $116.8 million (attributable to increases of $58.3 in retail deposits and $58.5 million in municipal deposits), while noninterest-bearing demand deposits were up $49.6 million. Average borrowings increased $28.6 million between the first nine months of 2012 and the same period in 2011, with short-term borrowings higher by $49.9 million, offset by a decrease in long-term funding.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$168	$—	0.16%	$93	$—	0.18%
Investment securities (1):
Taxable	551,770	3,131	2.27	552,129	3,647	2.64
Tax-exempt (2)	194,026	1,723	3.55	140,815	1,458	4.14

Total investment securities	745,796	4,854	2.60	692,944	5,105	2.95
Loans:
Commercial business	248,060	2,884	4.62	216,980	2,591	4.74
Commercial mortgage	409,884	5,672	5.51	368,071	5,254	5.66
Residential mortgage	141,808	1,826	5.15	118,952	1,678	5.64
Home equity	271,131	2,919	4.28	217,808	2,399	4.37
Consumer indirect	544,527	7,034	5.14	450,813	6,608	5.82
Other consumer	26,179	713	10.84	24,644	650	10.47

Total loans	1,641,589	21,048	5.10	1,397,268	19,180	5.45

Total interest-earning assets	2,387,553	25,902	4.32	2,090,305	24,285	4.62

Allowance for loan losses	(24,604)			(21,118)
Other noninterest-earning assets	244,548			225,669

Total assets	$2,607,497			$2,294,856

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$425,739	$152	0.14	$366,567	$144	0.16
Savings and money market	611,564	227	0.15	436,336	248	0.23
Time deposits	695,682	1,650	0.94	706,435	2,336	1.31

Total interest-bearing deposits	1,732,985	2,029	0.47	1,509,338	2,728	0.72
Short-term borrowings	157,973	171	0.43	145,007	172	0.47
Long-term borrowings	—	—	—	10,527	256	9.74

Total borrowings	157,973	171	0.43	155,534	428	1.10

Total interest-bearing liabilities	1,890,958	2,200	0.46	1,664,872	3,156	0.75

Noninterest-bearing demand deposits	447,204			375,518
Other noninterest-bearing liabilities	18,625			14,087
Shareholders’ equity	250,710			240,379

Total liabilities and shareholders’ equity	$2,607,497			$2,294,856

Net interest income (tax-equivalent)		$23,702			$21,129

Interest rate spread			3.86%			3.87%

Net earning assets	$496,595			$425,433

Net interest margin (tax-equivalent)			3.96%			4.02%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.26%			125.55%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$119	$—	0.21%	$155	$—	0.21%
Investment securities (1):
Taxable	524,756	9,268	2.35	556,077	11,063	2.65
Tax-exempt (2)	170,798	4,794	3.74	140,311	4,453	4.23

Total investment securities	695,554	14,062	2.70	696,388	15,516	2.97
Loans:
Commercial business	239,319	8,343	4.66	212,337	7,617	4.80
Commercial mortgage	407,928	16,743	5.48	363,547	15,701	5.77
Residential mortgage	123,930	4,896	5.27	123,569	5,250	5.67
Home equity	249,044	7,961	4.27	213,001	7,098	4.46
Consumer indirect	519,175	20,216	5.20	433,578	19,677	6.07
Other consumer	24,391	1,937	10.61	24,860	1,943	10.45

Total loans	1,563,787	60,096	5.13	1,370,892	57,286	5.59

Total interest-earning assets	2,259,460	74,158	4.38	2,067,435	72,802	4.70

Allowance for loan losses	(24,305)			(20,912)
Other noninterest-earning assets	240,035			215,409

Total assets	$2,475,190			$2,261,932

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$409,331	$443	0.14	$384,651	$467	0.16
Savings and money market	557,800	761	0.18	446,355	785	0.24
Time deposits	696,051	5,392	1.03	715,390	7,607	1.42

Total interest-bearing deposits	1,663,182	6,596	0.53	1,546,396	8,859	0.77
Short-term borrowings	139,330	456	0.44	89,419	354	0.53
Long-term borrowings	—	—	—	21,265	1,321	8.29

Total borrowings	139,330	456	0.44	110,684	1,675	2.02

Total interest-bearing liabilities	1,802,512	7,052	0.52	1,657,080	10,534	0.85

Noninterest-bearing demand deposits	411,036			361,393
Other noninterest-bearing liabilities	16,268			14,537
Shareholders’ equity	245,374			228,922

Total liabilities and shareholders’ equity	$2,475,190			$2,261,932

Net interest income (tax-equivalent)		$67,106			$62,268

Interest rate spread			3.86%			3.85%

Net earning assets	$456,948			$410,355

Net interest margin (tax-equivalent)			3.97%			4.02%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.35%			124.76%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2012 vs. 2011			September 30, 2012 vs. 2011
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	(2)	(514)	(516)	(600)	(1,195)	(1,795)
Tax-exempt	494	(229)	265	895	(554)	341

Total investment securities	492	(743)	(251)	295	(1,749)	(1,454)
Loans:
Commercial business	363	(70)	293	946	(220)	726
Commercial mortgage	583	(165)	418	1,849	(807)	1,042
Residential mortgage	303	(155)	148	15	(369)	(354)
Home equity	575	(55)	520	1,162	(299)	863
Consumer indirect	1,270	(844)	426	3,564	(3,025)	539
Other consumer	41	22	63	(37)	31	(6)

Total loans	3,135	(1,267)	1,868	7,499	(4,689)	2,810

Total interest income	3,627	(2,010)	1,617	7,794	(6,438)	1,356

Interest expense:
Deposits:
Interest-bearing demand	22	(14)	8	29	(53)	(24)
Savings and money market	81	(102)	(21)	173	(197)	(24)
Time deposits	(35)	(651)	(686)	(201)	(2,014)	(2,215)

Total interest-bearing deposits	68	(767)	(699)	1	(2,264)	(2,263)
Short-term borrowings	15	(16)	(1)	171	(69)	102
Long-term borrowings	(128)	(128)	(256)	(660)	(661)	(1,321)

Total borrowings	(113)	(144)	(257)	(489)	(730)	(1,219)

Total interest expense	(45)	(911)	(956)	(488)	(2,994)	(3,482)

Net interest income	$3,672	$(1,099)	$2,573	$8,282	$(3,444)	$4,838

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $1.8 million and $4.6 million for the three and nine month periods ended September 30, 2012, compared with provisions of $3.5 million and $5.6 million for the corresponding periods in 2011, respectively. See “Allowance for Loan Losses” under the section titled “Lending Activities” included herein for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service charges on deposits	$2,292	$2,257	$6,101	$6,605
ATM and debit card	1,219	1,117	3,368	3,256
Broker-dealer fees and commissions	609	541	1,630	1,329
Company owned life insurance	433	422	1,300	967
Net gain on sale of loans held for sale	323	318	981	659
Net gain on disposal of investment securities	596	2,340	2,164	2,347
Loan servicing	142	64	645	662
Impairment charges on investment securities	—	—	(91)	—
Net (loss) gain on disposal of other assets	(114)	7	(79)	44
Other	853	970	2,475	2,289

Total noninterest income	$6,353	$8,036	$18,494	$18,158

The components of noninterest income fluctuated as discussed below.

Service charges on deposit accounts were up $35 thousand or 2% in the third quarter of 2012 and down $504 thousand or 8% for the nine months ended September 30, 2012, compared to the same periods a year earlier. The increase in service charges on deposit accounts during the third quarter reflects the accounts added from the branch acquisitions in June 2012 and August 2012. The year-to-date decrease was due to a reduction in consumer non-sufficient funds charges.

ATM and debit card income was up $102 thousand or 9% and $112 thousand or 3%, respectively, in the three and nine months ended September 30, 2012, compared to the same periods of 2011. The increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.

Broker-dealer fees and commissions were up $68 thousand or 13% and $301 thousand or 23%, respectively, in the three and nine months ended September 30, 2012, compared to the same periods of 2011. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during 2012 as a result of improving market and economic conditions and our renewed focus on this line of business.

During the third quarter of 2011 we purchased an additional $18.0 million of company owned life insurance. The increased amount of insurance was largely responsible for the 2012 increases in company owned life insurance income when compared to the three and nine month periods in 2011.

Gains from the sale of loans held for sale increased $5 thousand in the third quarter of 2012 and $322 thousand for the nine months ended September 30, 2012, compared to the same periods a year earlier, due to increased origination volume related primarily to refinancing activity, a result of low interest rates.

Loan servicing income represents fees earned for servicing loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was up $78 thousand in the third quarter of 2012 and was down $17 thousand for the nine months ended September 30, 2012, compared to the same periods a year ago. The increase in loan servicing income for the third quarter of 2012 was primarily due to the aforementioned increase in loan origination volume and loan sale margins.

We recognized pre-tax gains on investment securities of $596 thousand and $2.2 million from the sale of pooled trust-preferred securities in the three and nine month periods ended September 30, 2012, respectively. Each of the securities had been written down in prior periods and was included in non-performing assets at the end of the quarter preceding its sale. We continue to monitor the market for the trust-preferred securities and evaluate the potential for future dispositions. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Disposals of other assets resulted in a net loss of $114 thousand in the third quarter of 2012. Due to their proximity to our existing locations we consolidated four branches as part of the branch acquisitions. The majority of the loss on the disposal of other assets was due to write-off of leasehold improvements and other fixed assets for these branches that were closed.

Other noninterest income decreased $117 thousand or 12% in the third quarter of 2012 and increased $186 thousand or 8% for the nine months ended September 30, 2012, compared to the same periods a year earlier. Other noninterest income for the third quarter of 2011 includes $152 thousand of insurance proceeds. Income from our investment in several limited partnerships comprised the majority of the year-to-date increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$12,438	$9,113	$30,565	$26,384
Occupancy and equipment	2,915	2,722	8,400	8,209
Professional services	1,452	570	3,243	1,823
Computer and data processing	976	603	2,462	1,854
Supplies and postage	899	461	1,930	1,337
FDIC assessments	356	437	957	1,212
Advertising and promotions	261	477	499	895
Loss on extinguishment of debt	—	1,083	—	1,083
Other	2,321	1,546	5,800	4,718

Total noninterest expense	$21,618	$17,012	$53,856	$47,515

The components of noninterest expense fluctuated as discussed below.

During the three and nine month periods ended September 30, 2012, salaries and employee benefits increased by $3.3 million or 36% and $4.2 million or 16%, respectively, when compared to the same periods one year earlier. Included in salaries and employee benefits for the three and nine month periods ended September 30, 2012 are pre-tax costs of approximately $2.6 million that were incurred in association with the retirement of our CEO. After adjusting for these expenses, the increase in salaries and employee benefits for the three and nine months periods ended September 30, 2012 when compared to the same periods in 2011 are attributable to higher pension costs along with increased staffing levels. Full time equivalents increased by 8% from 575 at September 30, 2011 to 623 at September 30, 2012, primarily due to the branch acquisitions.

Professional fees, computer and data processing and supplies and postage, increased collectively by $1.7 million in the third quarter of 2012 and $2.6 million for the nine months ended September 30, 2012, when compared to the same periods one year earlier, due to expenses related to the branch acquisition transactions. The management transition described earlier also contributed to the increase in professional fees.

Advertising and promotions costs were down $216 thousand or 45% in the third quarter of 2012 and $396 thousand or 44% for the nine months ended September 30, 2012, compared to the same periods a year earlier, due to the timing of marketing campaigns and promotions, coupled with cost management strategies.

We redeemed all of the 10.20% junior subordinated debentures during the third quarter of 2011. As a result of the redemption, we recognized a loss on extinguishment of debt of $1.1 million, consisting of a redemption premium of $852 thousand and a write-off of the remaining unamortized issuance costs of $231 thousand.

Other noninterest expense was $2.3 million in the third quarter of 2012 and $5.8 million for the nine months ended September 30, 2012, representing increases of $775 thousand and $1.1 million, respectively, from the same periods in 2011. The increases in other noninterest expenses were primarily related to the branch acquisition transactions.

The efficiency ratio for the third quarter of 2012 was 73.04% compared with 62.97% for the third quarter of 2011, and 64.29% for the nine months ended September 30, 2012, compared to 60.58% for the same period a year ago. Our higher efficiency ratio was primarily the result of the aforementioned branch acquisition and CEO retirement expenses. The efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities.

Income Taxes

We recorded income tax expense of $1.8 million in the third quarter of 2012, compared to of $2.7 million in the third quarter of 2011. For the nine month period ended September 30, 2012, income tax expense totaled $8.3 million compared to $8.7 million in the same period of 2011. These changes were due in part to decreases of $2.1 million and $276 thousand in pre-tax income for the three and nine month periods of 2012, respectively, compared to the prior year. The effective tax rates recorded for 2012 on a quarter-to-date and year-to-date basis were 29.7% and 32.8%, respectively, in comparison to the September 30, 2011 quarter-to-date and year-to-date effective tax rates of 32.6% and 33.8%, respectively. The lower effective tax rates in 2012 were a result of the greater impact of tax-exempt income on lower taxable income. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$96,281	$100,221	$94,947	$97,712
State and political subdivisions	177,480	184,687	119,099	124,424
Mortgage-backed securities:
Agency mortgage-backed securities	446,150	461,959	390,375	401,596
Non-Agency mortgage-backed securities	103	801	327	2,089
Asset-backed securities (1)	157	950	297	1,697

Total available for sale securities	720,171	748,618	605,045	627,518
Securities held to maturity:
State and political subdivisions	19,564	20,118	23,297	23,964

Total investment securities	$739,735	$768,736	$628,342	$651,482

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

Investment securities available for sale increased $121.1 million or 19%, from $627.5 million at December 31, 2011 to $748.6 million at September 30, 2012. When comparing those same periods, the net unrealized gain on investment securities available for sale increased $6.0 million or 27%. As previously discussed, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities in anticipation of the branch acquisitions. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. This strategy allowed us to purchase securities over time and carry out a dollar cost averaging strategy.

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

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the three months ended September 30, 2012. Through the impairment assessment process, we determined that a privately issued whole loan CMO was other-than-temporarily impaired due to credit quality at March 31, 2012 and recognized an OTTI charge of $91 thousand related to that security during the first quarter of 2012. No impairment was recorded in the three months or nine months ended September 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial business	$245,307	14.8%	$233,836	15.7%
Commercial mortgage	403,120	24.3	393,244	26.5

Total commercial	648,427	39.1	627,080	42.2
Residential mortgage	139,984	8.4	113,911	7.7
Home equity	279,211	16.8	231,766	15.6
Consumer indirect	563,676	34.0	487,713	32.9
Other consumer	27,687	1.7	24,306	1.6

Total consumer	870,574	52.5	743,785	50.1

Total loans	1,658,985	100.0%	1,484,776	100.0%

Allowance for loan losses	24,301		23,260

Total loans, net	$1,634,684		$1,461,516

Total loans increased $174.2 million to $1.659 billion as of September 30, 2012 from $1.485 billion as of December 31, 2011. The majority of the increase related to organic loan growth, however, the increase also reflects loans acquired in the branch acquisition.

Commercial loans increased $21.3 million and represented 39.1% of total loans as of September 30, 2012, a result of our continued commercial business development efforts.

Residential mortgage loans increased $26.1 million to $140.0 million as of September 30, 2012 in comparison to $113.9 million as of December 31, 2011. This category of loans increased as a result of residential mortgage loans acquired in the branch acquisitions.

Our home equity portfolio, which consists of home equity loans and lines, totaled $279.2 million as of September 30, 2012, up $47.4 million or 20% compared to December 31, 2011. At the time of closing, we acquired home equity loans and lines totaling $29.7 million in the branch acquisitions. As of September 30, 2012, approximately 67% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $76.0 million to $563.7 million as of September 30, 2012, from $487.7 million as of December 31, 2011. During the first nine months of 2012, we originated $242.2 million in indirect auto loans with an equal mix of new auto and used auto. This compares with $192.7 million in indirect loan auto originations with a mix of approximately 46% new auto and 54% used auto for the same period in 2011.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) totaled $1.4 million and $2.4 million as of September 30, 2012 and December 31, 2011, respectively, all of which were residential real estate loans.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $280.6 million as of September 30, 2012 and $297.8 million as of December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance as of beginning of period	$24,120	$20,632	$23,260	$20,466
Charge-offs:
Commercial business	337	75	536	390
Commercial mortgage	27	194	374	572
Residential mortgage	47	36	280	48
Home equity	80	142	177	404
Consumer indirect	1,846	1,226	4,648	3,571
Other consumer	201	208	605	687

Total charge-offs	2,538	1,881	6,620	5,672
Recoveries:
Commercial business	50	61	282	325
Commercial mortgage	91	158	167	197
Residential mortgage	8	45	106	75
Home equity	15	21	35	38
Consumer indirect	722	371	2,195	1,576
Other consumer	69	90	268	354

Total recoveries	955	746	3,053	2,565

Net charge-offs	1,583	1,135	3,567	3,107
Provision for loan losses	1,764	3,480	4,608	5,618

Balance at end of period	$24,301	$22,977	$24,301	$22,977

Net loan charge-offs to average loans (annualized)	0.38%	0.32%	0.30%	0.30%
Allowance for loan losses to total loans	1.46%	1.60%	1.46%	1.60%
Allowance for loan losses to non-performing loans	233%	295%	233%	295%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2012.

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

Net charge-offs of $1.6 million in the third quarter of 2012 represented 0.38% of average loans on an annualized basis compared to $1.1 million or 0.32% in the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, net charge-offs of $3.6 million and $3.1 million, respectively, represented 0.30% of average loans for both periods. The provision for loan losses exceeded net charge-offs by $181 thousand and $1.0 million for the three and nine months ended September 30, 2012, respectively.

The allowance for loan losses was $24.3 million at September 30, 2012, compared with $23.3 million at December 31, 2011 and $23.0 million at September 30, 2011. The ratio of the allowance for loan losses to total loans was 1.46% at September 30, 2012, compared with 1.57% at December 31, 2011 and 1.60% at September 30, 2011. Contributing to this ratio decline were the loans obtained in the branch acquisitions, which were recorded at fair market value as of the acquisition date with no allowance carried over, as required by U.S. generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30,	December 31,	September 30,
	2012	2011	2011
Nonaccrual loans:
Commercial business	$3,621	$1,259	$2,380
Commercial mortgage	3,388	2,928	2,330
Residential mortgage	1,597	1,644	1,996
Home equity	929	682	501
Consumer indirect	876	558	586
Other consumer	20	—	—

Total nonaccrual loans	10,431	7,071	7,793
Accruing loans 90 days or more delinquent	3	5	4

Total non-performing loans	10,434	7,076	7,797
Foreclosed assets	303	475	582
Non-performing investment securities	766	1,636	5,341

Total non-performing assets	$11,503	$9,187	$13,720

Non-performing loans to total loans	0.63%	0.48%	0.54%
Non-performing assets to total assets	0.43%	0.39%	0.58%

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

	Three months	Nine months
	ended	ended
	September 30, 2012	September 30, 2012
Nonaccrual loans, beginning of period	$11,334	$7,071
Additions	3,617	15,169
Payments	(1,597)	(4,601)
Charge-offs	(2,413)	(6,282)
Returned to accruing status	(443)	(676)
Transferred to other real estate or repossessed assets	(67)	(250)

Nonaccrual loans, end of period	$10,431	$10,431

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at September 30, 2012 were $11.5 million, an increase of $2.3 million from the $9.2 million balance at December 31, 2011.

Non-performing loans were $10.4 million at September 30, 2012, an increase of $3.4 million from the $7.1 million balance at December 31, 2011. Commercial non-performing loans increased $2.8 million from December 31, 2011 primarily due to the addition of two commercial borrowers. As of September 30, 2012, these two commercial borrowers comprised 48% of the total non-performing commercial loan balance and 32% of all non-performing loans. The ratio of non-performing loans to total loans was 0.63% at September 30, 2012, compared to 0.48% at December 31, 2011. The average of our peer group was 2.76% of total loans at June 30, 2012, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of June 30, 2012 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 5 properties totaling $303 thousand at September 30, 2012 and 8 properties totaling $475 thousand at December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of September 30, 2012, non-performing investment securities for which we have stopped accruing interest consisted of 6 securities with a total fair value of $766 thousand, compared to 10 securities with a fair value of $1.6 million at December 31, 2011. The non-performing investment securities are pooled trust preferred securities included in non-performing assets at fair value. During the first nine months of 2012 we recognized pre-tax gains totaling $2.2 million from the sale of four securities that had been written down in prior periods and classified as non-performing. These securities had a fair value of $865 thousand at December 31, 2011.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $9.8 million and $8.6 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2012 and December 31, 2011, respectively.

In addition, we currently have a large commercial relationship with an Industrial Development Agency project in our market area. The relationship consists of a $14.5 million first lien mortgage position and $3.6 million second lien mortgage on a manufacturing facility. Recent events with the underlying third party tenant of the project has resulted in our monitoring the credit relationship more closely and including the first mortgage loan as “uncriticized—watch” and the second mortgage loan as “special mention” in our loan rating system. The loans are current as of September 30, 2012.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$490,706	21.1%	$393,421	20.3%
Interest-bearing demand	472,023	20.2	362,555	18.8
Savings and money market	673,883	28.9	474,947	24.6
Time deposits < $100,000	450,962	19.3	486,496	25.2
Time deposits of $100,000 or more	244,145	10.5	214,180	11.1

Total deposits	$2,331,719	100.0%	$1,931,599	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. As of September 30, 2012, total deposits were $2.332 billion, an increase of $400.1 million in comparison to $1.932 billion as of December 31, 2011. The increase reflects deposits assumed in the branch acquisitions, which at the time of closing totaled $286.8 million. Time deposits were approximately 30% and 36% of total deposits at September 30, 2012 and December 31, 2011, respectively. Depositors remain hesitant to invest in certificates of deposit for long periods due to the low rate environment and, as a result, reduced both the amount they placed in time deposits and the maturity terms.

Nonpublic deposits represent the largest component of our funding. Total nonpublic deposits were $1.785 billion and $1.541 billion as of September 30, 2012 and December 31, 2011, respectively. All of the deposits assumed in the branch acquisitions were nonpublic deposits. We continue to manage this segment of funding through a strategy of competitive pricing and relationship-based sales and marketing that minimizes the number of customer relationships that have only a single high-cost deposit account.

As an additional source of funding, we offer a variety of public deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of our total deposits. As of September 30, 2012, total public deposits were $546.7 million in comparison to $390.2 million as of December 31, 2011. There is a high degree of seasonality in this component of funding, as the level of deposits varies with the seasonal cash flows for these public customers; however, our business development efforts in this line of business have been successful during 2012 and have resulted in an increase in customers and related public deposits. We maintain the necessary levels of short-term liquid assets and credit facilities to accommodate the seasonality associated with public deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
Short-term borrowings:
Customer repurchase agreements	$38,282	$36,301
Federal funds purchased	—	11,597
Short-term FHLB borrowings	—	102,800

Total short-term borrowings	$38,282	$150,698

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of September 30, 2012 or December 31, 2011.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $126.1 million of immediate credit capacity with FHLB as of September 30, 2012. We had approximately $430.1 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at September 30, 2012. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $114 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2012.

Funds are borrowed on an overnight basis through repurchase agreements with bank customers and federal funds purchased from other financial institutions. Customer repurchase agreement borrowings are collateralized by securities of U.S. Government agencies. These short-term repurchase agreements amounted to $38.3 million and $36.3 million as of September 30, 2012 and December 31, 2011, respectively. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. There were no Federal funds purchased at September 30, 2012. Federal funds purchased totaled $11.6 million at December 31, 2011. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilizes to address short term funding needs as they arise. There were no FHLB borrowings at September 30, 2012. FHLB borrowings totaled $102.8 million at December 31, 2011, and consisted of short-term advances.

As previously discussed, we leveraged our balance sheet through the execution of short-term FHLB advances in order to “pre-acquire” investment securities in anticipation of the branch acquisitions. The cash received at the time of closing the transactions was used to pay down the short-term FHLB advances used to fund the purchase of the investment securities.

Shareholders’ Equity

Shareholders’ equity was $251.8 million at September 30, 2012, an increase of $14.6 million from $237.2 million at December 31, 2011. Net income for the first nine months of 2012 increased shareholders’ equity by $17.1 million, which was partially offset by common and preferred stock dividends of $6.7 million. Accumulated other comprehensive income included in shareholders’ equity increased $4.2 million during the first nine months of 2012 due primarily to higher net unrealized gains on securities available for sale.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The objective of maintaining adequate liquidity is to assure our ability to meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the servicing and repayment of debt and preferred equity obligations, the ability to fund new and existing loan commitments, to take advantage of new business opportunities and to satisfy other operating requirements. We achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, lines of credit, and access to the financial and capital markets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our cash and cash equivalents were $77.0 million as of September 30, 2012, up $19.4 million from $57.6 million as of December 31, 2011. Net cash provided by operating activities totaled $38.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $12.8 million, which included cash outflows of $102.4 million for net loan originations and $102.1 million from net investment securities transactions, substantially offset by $195.8 million in cash received through the branch acquisitions. Net cash used by financing activities of $6.1 million was attributed to a $113.3 million increase in deposits, partly offset by a $112.4 million decrease in short-term borrowings and $6.6 million in dividend payments.

Capital Resources

Banks and financial holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on our consolidated financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

The following table reflects the ratios and their components (dollars in thousands).

	September 30,	December 31,
	2012	2011
Total shareholders’ equity	$251,842	$237,194
Less: Unrealized gain on securities available for sale, net of tax	17,178	13,570
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,017)	(12,625)
Disallowed goodwill and other intangible assets	50,924	37,369
Disallowed deferred tax assets	—	1,794

Tier 1 capital	$195,757	$197,086

Adjusted average total assets (for leverage capital purposes)	$2,553,405	$2,282,755

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.67%	8.63%

Total Tier 1 capital	$195,757	$197,086
Plus: Qualifying allowance for loan losses	22,459	20,239

Total risk-based capital	$218,216	$217,325

Net risk-weighted assets	$1,794,844	$1,616,119

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.91%	12.20%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.16%	13.45%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Tier 1 leverage:	Company	$195,757	7.67%	$102,136	4.00%	$127,670	5.00%
	Bank	187,029	7.34	101,979	4.00	127,474	5.00
Tier 1 capital:	Company	195,757	10.91	71,794	4.00	107,691	6.00
	Bank	187,029	10.44	71,626	4.00	107,439	6.00
Total risk-based capital:	Company	218,216	12.16	143,588	8.00	179,484	10.00
	Bank	209,436	11.70	143,251	8.00	179,064	10.00
December 31, 2011
Tier 1 leverage:	Company	$197,086	8.63%	$91,310	4.00%	$114,138	5.00%
	Bank	184,639	8.10	91,192	4.00	113,990	5.00
Tier 1 capital:	Company	197,086	12.20	64,645	4.00	96,967	6.00
	Bank	184,639	11.46	64,445	4.00	96,667	6.00
Total risk-based capital:	Company	217,325	13.45	129,290	8.00	161,612	10.00
	Bank	204,817	12.71	128,890	8.00	161,112	10.00

Regulatory capital ratios decreased as of September 30, 2012 when compared to December 31, 2011 primarily as a result of the branch acquisitions. Goodwill of $11.6 million and core deposit intangibles of $2.0 million were recorded in conjunction with the branch acquisitions. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

During the second quarter of 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposals narrow the definition of capital, increase the minimum levels of required capital, introduce capital buffers and increase the risk weights for various asset classes. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were in effect at September 30, 2012.

Dividend Restrictions

In the ordinary course of business the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.

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

The primary tool the Company uses to manage interest rate risk is a “rate shock” simulation to measure the rate sensitivity of the balance sheet. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income and the economic value of equity. The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of twelve and twenty four months. This simulation is based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

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

Evaluation of disclosure controls and procedures

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated March 9, 2012, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated March 9, 2012, as filed with the Securities and Exchange Commission, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

An interruption or loss in the service of any of our executive officers may negatively impact our ability to achieve key business objectives in support of our plan.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these individuals could harm our business. If any key executive officers leave us or are seriously injured and unable to work, our business and ability to execute our business plan could be harmed.

On August 27, 2012, Mr. Peter G. Humphrey retired as President and Chief Executive Officer of the Company. We are uncertain as to how long it will take us to find a qualified permanent replacement for the Chief Executive Officer position with the skills and industry experience that we need. An unsuccessful or prolonged search to fill this key leadership position could have an adverse effect on our business.

48

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

10.1	Amendment No. 1 to Assignment, Purchase and Assumption Agreement, effective as of August 16, 2012, by and between Five Star Bank and First Niagara Bank, National Association	Filed Herewith

10.2	Separation and release agreement between Financial Institutions, Inc. and Peter G. Humphrey	Filed Herewith

10.3	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DFE	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ John E. Benjamin	, November 6, 2012
John E. Benjamin
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Karl F. Krebs	, November 6, 2012
Karl F. Krebs
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)