Form 10-K
period 2012-12-31
FINANCIAL INSTITUTIONS INC
filed 2013-03-18
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2012 closing price reported by NASDAQ, was approximately $216,222,000.

As of March 1, 2013, there were outstanding, exclusive of treasury shares, 13,803,158 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	We are subject to environmental liability risk associated with our lending activities;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	Ongoing financial reform legislation may result in new regulations that could require us to maintain higher capital levels and/or increase our costs of operations or limit certain activities or lines of business;

•	New or changing tax, accounting, and regulatory rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;

•	If our security systems, or those of merchants, merchant acquirers or other third parties containing information about customers, are compromised, we may be subject to liability and damage to our reputation;

•	We could be subject to losses if we fail to properly safeguard sensitive and confidential information;

•	Our information systems may experience an interruption or breach in security;

•	We rely on other companies to provide key components of our business infrastructure;

•	We may not be able to attract and retain skilled people and our ongoing leadership transition may be unsuccessful;

•	The potential for business interruption exists throughout our organization;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies;

•	The soundness of other financial institutions could adversely affect us;

•	We may be required to recognize an impairment of goodwill:

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	The market price for our common stock varies, and you should purchase common stock for long-term investment only;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock;

•	We may not pay dividends on our common stock; and

•	Our certificate of incorporation, our bylaws, and certain banking laws contain anti-takeover provisions.

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

GENERAL

Financial Institutions, Inc. is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). Through its subsidiaries, including its wholly-owned, New York chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. provides a broad array of deposit, lending and other financial services to retail, commercial, and municipal customers in Western and Central New York. All references in this Annual Report on Form 10-K to the parent are to Financial Institutions, Inc. (“FII”). Unless otherwise indicated, or unless the context requires otherwise, all references in this Annual Report on Form 10-K to “the Company,” “we,” “our” or “us” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”. FII is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and oversight. Our executive offices are located at 220 Liberty Street, Warsaw, New York.

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

Our Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily comprised of small- to medium-sized businesses, individuals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of over 50 offices and an extensive ATM network in fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. In addition, we have expanded our consumer indirect lending presence to the Capital District of New York and Northern Pennsylvania.

Our market area is economically diversified in that we serve both rural markets and the larger more affluent markets of suburban Rochester and suburban Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined metropolitan area of over two million people. We anticipate continuing to increase our presence in and around these metropolitan statistical areas in the coming years.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2012, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2012 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches
Allegany	6.6%	4	1
Cattaraugus	24.0%	2	5
Cayuga	3.6%	11	1
Chautauqua	1.2%	9	1
Chemung	17.1%	3	3
Erie	0.4%	12	3
Genesee	20.4%	3	5
Livingston	30.7%	1	5
Monroe	1.6%	9	5
Ontario	13.9%	3	5
Orleans	23.7%	2	2
Seneca	20.7%	2	2
Steuben	28.6%	1	7
Wyoming	46.8%	1	5
Yates	38.6%	1	2

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

Our investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits security purchases to the following:

•	U.S. treasury securities;

•	U.S. government agency securities, which are securities issued by official Federal government bodies (e.g. the Government National Mortgage Association (“GNMA”) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g., the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Small Business Administration (“SBA”) and the Federal Farm Credit Bureau);

•	Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”) and collateralized mortgage obligations (“CMO”) issued by GNMA, FNMA and FHLMC;

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;

•	Certain creditworthy un-rated securities issued by municipalities;

•	Certificates of deposit;

•	Equity securities at the holding company level; and

•	Limited partnership investments in Small Business Investment Companies.

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

Commercial Business and Commercial Mortgage Lending

We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. Commercial business loans are offered to the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2012, $84.3 million, or 33%, of our aggregate commercial business loan portfolio were at fixed rates, while $174.4 million, or 67%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2012, $142.4 million, or 34%, of our aggregate commercial mortgage portfolio were at fixed rates, while $270.9 million, or 66%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2012, we had loans with an aggregate principal balance of $62.8 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Mortgage Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we have formally adopted the underwriting, appraisal, and servicing guidelines of the FHLMC as part of our standard loan policy. As of December 31, 2012, our residential mortgage servicing portfolio totaled $273.3 million, the majority of which has been sold to FHLMC. As of December 31, 2012, our residential mortgage loan portfolio totaled $133.5 million, or 8% of our total loan portfolio. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2012, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have expanded our relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern Pennsylvania. As of December 31, 2012, our consumer indirect portfolio totaled $586.8 million, or 34% of our total loan portfolio. The consumer indirect loan portfolio is primarily fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2012, $152.9 million, or 53%, of our home equity portfolio was at fixed rates, while $133.7 million, or 47%, was at variable rates. Approximately 69% of the loans in our home equity portfolio are first lien positions at December 31, 2012. The other consumer portfolio totaled $26.8 million as of December 31, 2012, all but $1.3 million of which were fixed rate loans.

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

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors such as:

•	Specific allocations for individually analyzed credits;

•	Risk assessment process;

•	Historical net charge-off experience;

•	Evaluation of the loan portfolio with loan reviews;

•	Levels and trends in delinquent and non-accruing loans;

•	Trends in volume and terms of loans;

•	Effects of changes in lending policy;

•	Experience, ability and depth of management;

•	National and local economic trends and conditions;

•	Concentrations of credit;

•	Interest rate environment;

•	Customer leverage;

•	Information (availability of timely financial information); and

•	Collateral values.

Our methodology in the estimation of the allowance for loan losses includes the following:

1.	Impaired commercial business and commercial mortgage loans, generally in excess of $50 thousand are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).

2.	The remaining portfolios of commercial business and commercial mortgage loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention, substandard and doubtful. Uncriticized loans, special mention loans, substandard loans and all doubtful loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon qualitative factors. These qualitative factors include the levels and trends in delinquent and non-accruing loans, trends in volume and terms of loans, effects of changes in lending policy, experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, interest rate environment, customer leverage, information (availability of timely financial information), and collateral values, among others.

3.	The retail loan portfolio is segmented into the following types of loans: residential real estate, home equity (home equity loans and lines of credit), consumer indirect and other consumer. Allowance allocations for the real estate related loan portfolios (residential and home equity) are based on the average loss experience for the previous eight quarters, supplemented with qualitative factors similar to the elements described above. Allowance allocations for the consumer indirect and other consumer portfolios are based on vintage analyses performed with historical loss experience at 36 months and 24 months aging, respectively. The allocations on these portfolios are also supplemented with qualitative factors.

Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology described above. See also the section titled “Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

SOURCES OF FUNDS

Our primary sources of funds are deposits, borrowed funds, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking and savings account programs for individuals and businesses, including money market accounts, certificates of deposit, sweep investment capabilities as well as Individual Retirement Accounts and other qualified plan accounts. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits and seek to make our services convenient to the community by offering 24-hour ATM access at some of our facilities, access to other ATM networks available at other local financial institutions and retail establishments, and telephone banking services including account inquiry and balance transfers. We also take advantage of the use of technology by allowing our customers banking access via the Internet and various advanced systems for cash management for our business customers.

We had no traditional brokered deposits at December 31, 2012; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $61.0 million and $18.1 million, respectively, at December 31, 2012.

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

We also make available, free of charge, through our website, all reports filed with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings may be viewed by accessing the Company Filings subsection of the SEC Filings section under the Investor Relations tab on our website (www.fiiwarsaw.com). Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB”), under the Bank Holding Company Act, as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010. We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The Bank Holding Company Act provides that a bank holding company must obtain FRB approval before:

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

Broker-Dealer and Related Regulatory Supervision. FSIS is a member of, and is subject to the regulatory supervision of, the Financial Industry Regulatory Authority. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations. FSIS is also subject to the supervision of the Investor Protection Bureau of the New York Attorney General’s Office for its investment advisory business.

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

The Dodd-Frank Act. The Dodd-Frank Act, enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2012 were 10.70% and 11.96%, respectively.

The FRB’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2012, we had a leverage ratio of 7.70%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

In June 2012, the U.S. federal banking agencies issued three notices of proposed rulemaking that would revise and replace the current regulatory capital rules. The proposals were initially intended to be effective on January 1, 2013, but the agencies have deferred implementation due to the volume of comments related to the proposed rules. In the Basel III notice of proposed rulemaking, the agencies proposal included the implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. Common equity is the highest quality equity and most loss absorbing form of capital and establishes the base of Tier 1 common equity as adjusted for minority interests and various deductions. The minimum Tier 1 common equity ratio under Basel III is 4.5%. Depending on the final form of the Basel III capital standards, the outcome will likely result in a higher capital requirement, greater volatility in regulatory capital and the elimination of trust preferred instruments in regulatory capital. It is expected that final rules will be issued in 2013.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate M&A activity.

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

As of December 31, 2012, our subsidiary bank met the requirements to be classified as “well-capitalized”.

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

Federal Deposit Insurance Assessments. The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum Deposit Insurance Fund (“DIF”) reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Premiums for the Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2012, the FICO assessment was equal to 0.64 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition.

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

As of its last Community Reinvestment Act examination, the Bank received a rating of “outstanding.”

Interstate Branching. Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.

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

Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA Patriot Act”), enacted in 2001:

•	prohibits banks from providing correspondent accounts directly to foreign shell banks;

•	imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;

•	requires financial institutions to establish an anti-money-laundering (“AML”) compliance program; and

•	generally eliminates civil liability for persons who file suspicious activity reports.

The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act, which to some degree, affects our record-keeping and reporting expenses. Should the Bank’s AML compliance program be deemed insufficient by federal regulators, we would not be able to grow through acquiring other institutions or opening de novo branches.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the parent, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012 and a final rule has not yet been published. The parent will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Parent Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the SEC, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices at the Parent Company and at the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed but a final rule has not yet been published.

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

EMPLOYEES

At December 31, 2012, we had 662 employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees are good.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth current information regarding our executive officers and certain other significant employees (ages are as of May 8, 2013, the date of the 2013 Annual Meeting of Shareholders).

Name	Age	Started In	Positions/Offices
Martin K. Birmingham	46	2005	President and Chief Executive Officer since March 2013. Previously, President and Chief of Community Banking of the Company and the Bank from August 2012. Executive Vice President and Regional President/ Commercial Banking Executive Officer of the Bank since 2009. Senior Vice President and Regional President of the Bank since 2005. Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.
Richard J. Harrison	67	2003	Executive Vice President and Chief Operating Officer of the Company and the Bank since August 2012. Executive Vice President and Senior Retail Lending Administrator of the Bank since 2009. Senior Vice President and Senior Retail Lending Administrator of the Bank since 2005.
Kevin B. Klotzbach	60	2001	Senior Vice President and Treasurer of the Bank since 2005.
Karl F. Krebs	57	2009	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2009. Senior Financial Specialist at West Valley Environmental Services, LLC, an environmental remediation services firm, prior to joining the Company in 2009. President of Robar General Funding Corp., a mortgage and construction loan broker, from 2006 to 2008. Senior Vice President and Line-of-Business Finance Director at Five Star Bank from 2005 to 2006.
R. Mitchell McLaughlin	55	1981	Executive Vice President and Chief Information Officer of the Bank since 2009. Senior Vice President and Chief Information Officer of the Bank since 2006.
John L. Rizzo	63	2007	Senior Vice President and Corporate Secretary of the Company and the Bank since 2010. General counsel for the Company and the Bank since 2007. Genesee County (New York) Attorney from 1976 to 2010.
Kenneth V. Winn	55	2004	Executive Vice President and Chief Risk Officer of the Company and the Bank since July 2012. Senior Vice President and Senior Credit Compliance Administrator since 2006.

ITEM 1A.	RISK FACTORS

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage regardless of whether we knew, had reason to know of, or caused the release of such substance. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our indirect lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risks elements in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy, and difficulty in monitoring collateral. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by LTV ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. If the economic environment in our primary market area contracts, we may experience higher levels of delinquencies, charge-offs and repossessions.

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

The Dodd-Frank Act has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the rulemaking of the Dodd-Frank Act will not be known for many months or years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations are expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in over the next several years and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

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

We may not be able to attract and retain skilled people and our ongoing leadership transition may be unsuccessful.

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

On January 30, 2012, we eliminated the position of Retail Banking Executive previously held by John J. Witkowski, our former Executive Vice President and on June 30, 2012, George D. Hagi, our Executive Vice President and Chief Risk Officer retired and was replaced by Kenneth V. Winn. In August 2012, Peter G. Humphrey retired as our President and Chief Executive Officer. Following Mr. Humphrey’s retirement, our Board of Directors appointed John E. Benjamin to serve as Interim Chief Executive Officer in August 2012. At the same time, we also announced the promotion of Richard Harrison as Chief Operating Officer and Martin Birmingham as President and Chief of Community Banking. In March 2013, Mr. Birmingham was appointed to the position of President and Chief Executive Officer. These changes in key management could create uncertainty among our employees, customers, and other third parties with whom we do business and could result in changes to the strategic direction of our business, which could negatively affect our business, financial condition and results of operations. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures could adversely affect our business, financial condition and results of operations.

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

Acquisitions may disrupt our business and dilute shareholder value.

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to markets where we currently conduct business. We intend to continue to pursue a growth strategy for our business. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	challenge and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to past increases in deposit insurance premiums paid by financial institutions.

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

We may be required to recognize an impairment of goodwill.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. During 2012, the annual impairment test performed as of September 30 indicated that the fair value of our single reporting unit exceeded the fair value of its assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings, which could have a material adverse impact on our results of operations or financial condition. Such a charge would have no impact on tangible capital. At December 31, 2012, we had goodwill of $49.0 million, representing approximately 19% of shareholders’ equity. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We are engaged in the banking business through 52 branch offices, of which 36 are owned and 16 are leased, in fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2036 and generally include options to renew.

We believe that our properties have been adequately maintained, are in good operating condition and are suitable for our business as presently conducted, including meeting the prescribed security requirements. For additional information, see Note 6, Premises and Equipment, Net, and Note 10, Commitments and Contingencies, in the accompanying financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At December 31, 2012, 13,787,709 shares of our common stock were outstanding and held by approximately 1,400 shareholders of record. During 2012, the high sales price of our common stock was $19.52 and the low sales price was $15.22. The closing price per share of common stock on December 31, 2012, the last trading day of our fiscal year, was $18.63. We declared dividends of $0.57 per common share during the year ended December 31, 2012. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data”.

We have paid regular quarterly cash dividends on our common stock and our Board of Directors presently intends to continue this practice, subject to our results of operations and the need for those funds for debt service and other purposes. See the discussions in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business”, in the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11, Regulatory Matters, in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, all of which are included elsewhere in this report and incorporated herein by reference thereto.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
			Weighted average		remaining for future
	Number of securities to		exercise price		issuance under equity
	be issued upon exercise		of outstanding		compensation plans
	of outstanding options,		options, warrants		(excluding securities
	warrants and rights		and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareholders	398,855	(1)	$20.22	(1)	651,464	(2)
Equity compensation plans not approved by shareholders	—		$—		—

(1)	Includes 79,580 shares of unvested restricted stock awards outstanding as of December 31, 2012. The weighted average exercise price excludes such awards.
(2)

Represents the 940,000 aggregate shares approved for issuance under our two active equity compensation plans, reduced by 373,297 shares, which are the 227,623 restricted stock awards issued under these plans to date plus an adjustment of 145,674 shares. Pursuant to the terms of the plans, for purposes of calculating the number of shares available for issuance, each share of common stock granted pursuant to a restricted stock award shall count as 1.64 shares of common stock.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2007 as reported by the NASDAQ Global Select Market, through December 31, 2012, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, AMEX and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, LC and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Financial Institutions, Inc.	100.00	83.16	71.33	117.63	103.06	122.99
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B Index	100.00	82.94	59.45	67.39	61.46	75.75

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(Dollars in thousands, except selected ratios and per share data)	2012	2011	2010	2009	2008
Selected financial condition data:
Total assets	$2,764,034	$2,336,353	$2,214,307	$2,062,389	$1,916,919
Loans, net	1,681,012	1,461,516	1,325,524	1,243,265	1,102,330
Investment securities	841,701	650,815	694,530	620,074	606,038
Deposits	2,261,794	1,931,599	1,882,890	1,742,955	1,633,263
Borrowings	179,806	150,698	103,877	106,390	70,820
Shareholders’ equity	253,897	237,194	212,144	198,294	190,300
Common shareholders’ equity (1)	236,426	219,721	158,359	144,876	137,226
Tangible common shareholders’ equity (2)	185,606	182,352	120,990	107,507	99,577
Selected operations data:
Interest income	$97,567	$95,118	$96,509	$94,482	$98,948
Interest expense	9,051	13,255	17,720	22,217	33,617

Net interest income	88,516	81,863	78,789	72,265	65,331
Provision for loan losses	7,128	7,780	6,687	7,702	6,551

Net interest income after provision for loan losses	81,388	74,083	72,102	64,563	58,780
Noninterest income (loss) (3)	24,777	23,925	19,454	18,795	(48,778)
Noninterest expense	71,397	63,794	60,917	62,777	57,461

Income (loss) before income taxes	34,768	34,214	30,639	20,581	(47,459)
Income tax expense (benefit)	11,319	11,415	9,352	6,140	(21,301)

Net income (loss)	$23,449	$22,799	$21,287	$14,441	$(26,158)

Preferred stock dividends and accretion	1,474	3,182	3,725	3,697	1,538

Net income (loss) applicable to common shareholders	$21,975	$19,617	$17,562	$10,744	$(27,696)

Stock and related per share data:
Earnings (loss) per common share:
Basic	$1.60	$1.50	$1.62	$0.99	$(2.54)
Diluted	1.60	1.49	1.61	0.99	(2.54)
Cash dividends declared on common stock	0.57	0.47	0.40	0.40	0.54
Common book value per share (1)	17.15	15.92	14.48	13.39	12.71
Tangible common book value per share (2)	13.46	13.21	11.06	9.94	9.22
Market price (NASDAQ: FISI):
High	19.52	20.36	20.74	15.99	22.50
Low	15.22	12.18	10.91	3.27	10.06
Close	18.63	16.14	18.97	11.78	14.35
Performance ratios:
Net income (loss), returns on:
Average assets	0.93%	1.00%	0.98%	0.71%	-1.37%
Average equity	9.46	9.82	10.07	7.43	-14.30
Average common equity (1)	9.53	9.47	11.14	7.61	-16.84
Average tangible common equity (2)	11.74	11.55	14.59	10.37	-21.87
Common dividend payout ratio (4)	35.63	31.33	24.69	40.40	NA
Net interest margin (fully tax-equivalent)	3.95	4.04	4.07	4.04	3.93
Efficiency ratio (5)	62.87%	60.55%	60.36%	65.52%	64.07%

(1)	Excludes preferred shareholders’ equity.
(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.
(3)	The 2012, 2011, 2010, 2009 and 2008 figures include other-than-temporary impairment (“OTTI”) charges of $91 thousand, $18 thousand, $594 thousand, $4.7 million and $68.2 million, respectively.
(4)

Common dividend payout ratio equals dividends declared during the year divided by earnings per share for the year. There is no ratio shown for years where we both declared a dividend and incurred a loss because the ratio would result in a negative payout since the dividend declared (paid out) will always be greater than 100% of earnings.

(5)

Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities and proceeds from company owned life insurance included in income (all from continuing operations).

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Capital ratios:
Leverage ratio	7.70%	8.63%	8.31%	7.96%	8.05%
Tier 1 capital ratio	10.70	12.20	12.34	11.95	11.83
Total risk-based capital ratio	11.96	13.45	13.60	13.21	13.08
Equity to assets (3)	9.84	10.20	9.75	9.55	9.60
Common equity to assets (1) (3)	9.15	9.10	7.28	6.94	8.63
Tangible common equity to tangible assets (2) (3)	7.56%	7.58%	5.65%	5.19%	6.78%
Asset quality:
Non-performing loans	$9,125	$7,076	$7,582	$8,681	$8,196
Non-performing assets	10,062	9,187	8,895	10,442	9,252
Allowance for loan losses	24,714	23,260	20,466	20,741	18,749
Net loan charge-offs	$5,674	$4,986	$6,962	$5,710	$3,323
Non-performing loans to total loans	0.53%	0.48%	0.56%	0.69%	0.73%
Non-performing assets to total assets	0.36	0.39	0.40	0.51	0.48
Net charge-offs to average loans	0.36	0.36	0.54	0.47	0.32
Allowance for loan losses to total loans	1.45	1.57	1.52	1.64	1.67
Allowance for loan losses to non-performing loans	271%	329%	270%	239%	229%
Other data:
Number of branches	52	50	50	50	51
Full time equivalent employees	628	575	577	572	600

(1)	Excludes preferred shareholders’ equity.
(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets. Ratios calculated using average balances for the periods shown.

SELECTED QUARTERLY DATA

	Fourth	Third	Second	First
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2012
Interest income	$25,087	$25,299	$23,731	$23,450
Interest expense	1,999	2,200	2,343	2,509

Net interest income	23,088	23,099	21,388	20,941
Provision for loan losses	2,520	1,764	1,459	1,385

Net interest income, after provision for loan losses	20,568	21,335	19,929	19,556
Noninterest income	6,283	6,353	6,690	5,451
Noninterest expense	17,541	21,618	16,581	15,657

Income before income taxes	9,310	6,070	10,038	9,350
Income tax expense	2,978	1,805	3,382	3,154

Net income	$6,332	$4,265	$6,656	$6,196

Preferred stock dividends	369	368	368	369

Net income applicable to common shareholders	$5,963	$3,897	$6,288	$5,827

Earnings per common share (1):
Basic	$0.44	$0.28	$0.46	$0.43
Diluted	0.43	0.28	0.46	0.42
Market price (NASDAQ: FISI):
High	$19.39	$19.52	$17.66	$17.99
Low	17.61	16.50	15.51	15.22
Close	18.63	18.64	16.88	16.17
Dividends declared	$0.16	$0.14	$0.14	$0.13
2011
Interest income	$23,875	$23,774	$23,830	$23,639
Interest expense	2,721	3,156	3,577	3,801

Net interest income	21,154	20,618	20,253	19,838
Provision for loan losses	2,162	3,480	1,328	810

Net interest income, after provision for loan losses	18,992	17,138	18,925	19,028
Noninterest income	5,767	8,036	4,974	5,148
Noninterest expense	16,279	17,012	15,153	15,350

Income before income taxes	8,480	8,162	8,746	8,826
Income tax expense	2,718	2,664	3,027	3,006

Net income	$5,762	$5,498	$5,719	$5,820

Preferred stock dividends	369	368	370	2,075

Net income applicable to common shareholders	$5,393	$5,130	$5,349	$3,745

Earnings per common share (1):
Basic	$0.39	$0.38	$0.39	$0.33
Diluted	0.39	0.37	0.39	0.33
Market price (NASDAQ: FISI):
High	$17.26	$17.98	$17.93	$20.36
Low	12.18	13.63	15.20	16.40
Close	16.14	14.26	16.42	17.52
Dividends declared	$0.13	$0.12	$0.12	$0.10

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2012 FOURTH QUARTER RESULTS

Net income was $6.3 million for the fourth quarter of 2012 compared with $5.8 million for the fourth quarter of 2011. After preferred dividends, fourth quarter diluted earnings per share for 2012 was $0.43 compared with $0.39 per share for the fourth quarter of 2011.

Net interest income totaled $23.1 million for the three months ended December 31, 2012, an increase of $1.9 million or 9% over the fourth quarter of 2011. Average earning assets increased $293.1 million during the fourth quarter 2012 compared to the same quarter last year, the result of a $219.6 million increase in average loans combined with a $73.5 million increase in investment securities.

The net interest margin on a tax-equivalent basis was 3.92% in the fourth quarter of 2012, compared with 4.07% in the fourth quarter of 2011. Our yield on earning-assets decreased 33 basis points in the fourth quarter of 2012 compared with the same quarter last year, a result of cash flows being reinvested in the current low interest rate environment, which includes the impact of investing the cash from the branch acquisitions into lower yielding securities. The cost of interest-bearing liabilities decreased 22 basis points compared with the fourth quarter of 2011, primarily a result of the continued downward re-pricing of our certificates of deposit.

The provision for loan losses was $2.5 million for the fourth quarter of 2012 compared with $2.2 million for the fourth quarter of 2011. Net charge-offs for the fourth quarter of 2012 were $2.1 million, or 0.50% annualized, of average loans, compared to $1.9 million, or 0.51% annualized, of average loans in the fourth quarter of 2011. See the sections “Allowance for Loan Losses” and “Non-performing Assets and Potential Problem Loans” for additional information on net charge-offs and non-performing loans.

Noninterest income totaled $6.3 million for the fourth quarter of 2012, a 9% increase over the fourth quarter of 2011. The majority of the increase related to a $452 thousand increase in income from service charges on deposit accounts when comparing the fourth quarter 2012 compared with the same quarter last year.

Noninterest expense was $17.5 million for the fourth quarter of 2012, an increase of $1.3 million or 8% from the fourth quarter of 2011. The increases in expenses across all categories for the fourth quarter of 2012 compared to the fourth quarter of 2011 reflect higher infrastructure costs to support the increased number of branches and employees.

Income tax expense for the fourth quarter of 2012 was $3.0 million compared to $2.7 million for the fourth quarter of 2011. The change in income tax expense was primarily due to an $830 thousand increase in pretax income between the periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Part I, Item 1A, “Risks Factors”, and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our primary sources of revenue are net interest income (interest earned on our loans and securities, net of interest paid on deposits and other funding sources) and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on our results of operations and financial condition.

2012 Significant Events

Branch Acquisitions. During 2012, we successfully completed the acquisition of eight retail bank branch locations in Upstate New York. Former HSBC Bank USA, N.A. branches located in Albion, Elmira, Elmira Heights, and Horseheads were acquired in August, complementing the former First Niagara Bank, N.A. locations in Batavia, Brockport, Medina, and Seneca Falls acquired in June. Through the acquisition we assumed deposits of $286.8 million and acquired in-market performing loans of $75.6 million. The acquisition of these branch offices was a marked success. We were able to integrate the offices and customer accounts seamlessly. Through detailed planning, we ensured that our sales and support staff members were ready to assist customers with any questions or issues. The feedback we received from our customers was positive and executing on our detailed planning process ultimately resulted in deposit retention rates that were better than expected. We incurred approximately $3.0 million in pre-tax expense during 2012 related to the branch acquisitions.

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

For detailed information on the accounting for the branch acquisitions, see Note 2, Branch Acquisitions, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Leadership Transition. In August 2012, Peter G. Humphrey our former President and Chief Executive Officer retired. Mr. Humphrey continues to serve as a member of our Board of Directors. Following Mr. Humphrey’s retirement, our Board of Directors appointed John E. Benjamin to serve as our Interim Chief Executive Officer in August 2012. At the same time, we also announced the promotion of Richard Harrison as Chief Operating Officer and Martin Birmingham as President and Chief of Community Banking. Mr. Harrison and Mr. Birmingham were instrumental in the structuring, negotiating and integrating the branch office acquisitions. We incurred approximately $2.6 million in pre-tax expense during 2012 related to the retirement of Mr. Humphrey.

The Board of Directors subsequently appointed Mr. Birmingham as President and Chief Executive Officer, effective March 1, 2013.

2012 Performance Summary

Our net income was $23.4 million for the year ended December 31, 2012, compared to a net income of $22.8 million for the year ended December 31, 2011. For 2012, net income available to common shareholders was $22.0 million, or $1.60 per diluted common share, compared to 2011 net income available to common shareholders of $19.6 million, or $1.49 per diluted common share. Cash dividends of $0.57 and $0.47 per common share were declared in 2012 and 2011, respectively.

We had total assets of $2.764 billion at December 31, 2012 compared to $2.336 billion at December 31, 2011. At December 31, 2012, shareholders’ equity totaled $253.9 million with book value per common share at $17.15, compared to $237.2 million with book value per common share at $15.92 at the end of 2011. The Tier 1 capital ratio was 10.70% as of December 31, 2012 compared to 12.20% at December 31, 2011.

Key factors behind these results are discussed below.

•	At December 31, 2012, total loans were $1.706 billion, up $220.9 million or 15% from year-end 2011. At December 31, 2012, total loans included $64.5 million in loans obtained in the branch acquisitions. Total deposits at December 31, 2012, were $2.262 billion, up $330.2 million or 17% from year-end 2011, primarily attributable to $286.8 million in retail deposits assumed from the branch acquisitions. Our deposit mix remains favorably weighted in demand, savings and money market accounts, which comprised 71% of total deposits at the end of 2012 compared to 64% of total deposits at the end of 2011.

•	Nonperforming loans were $9.1 million or 0.53% of total loans at December 31, 2012, compared to $7.1 million or 0.48% of total loans at December 31, 2011.

•	The provision for loan losses was $7.1 million and $7.8 million, respectively, for 2012 and 2011. Net charge-offs were $5.7 million in 2012 (or 0.36% of average loans) compared to $5.0 million in 2011 (or 0.36% of average loans).

•	At year-end 2012, the allowance for loan losses of $24.7 million represented 1.45% of total loans (covering 271% of non-performing loans), compared to $23.3 million or 1.57% (covering 329% of non-performing loans) at year-end 2011. Excluding loans acquired in the branch acquisitions during 2012, the allowance for loan losses was 1.51% of total loans at year-end 2012.

•	Taxable equivalent net interest income was $90.8 million for 2012 or 8% higher than $83.9 million in 2011. Taxable equivalent interest income increased $2.7 million, while interest expense decreased by $4.2 million. The increase in taxable equivalent net interest income was a function of a favorable volume variance (increasing taxable equivalent net interest income by $11.7 million), partially offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $4.8 million).

•	The net interest margin for 2012 was 3.95%, 9 basis points lower than 4.04% in 2011.

•	Noninterest income was $24.8 million for 2012 compared to $23.9 million for 2011. Core fee-based revenues (defined as service charges on deposit accounts, ATM and debit fees, and broker-dealer fees and commissions) totaled $15.4 million for 2012, a $580 thousand or 4% increase from $14.9 million in 2011. Net mortgage banking income was $2.0 million for 2012, an increase of $323 thousand or 19% from $1.7 million in 2011.

•	Net investment securities gains (defined as net gain on sales and calls of investment securities and impairment charges on investment securities) were $2.6 million for 2012 compared to $3.0 million for 2011.

•	Noninterest expense for 2012 was $71.4 million, an increase of $7.6 million or 12% over 2011. As previously mentioned, noninterest expense for 2012 includes pre-tax expenses of approximately $3.0 million related to the branch acquisitions and $2.6 million incurred in association with the retirement of our former CEO. Noninterest expense for 2011 includes a loss on extinguishment of debt of $1.1 million, recognized as a result of redeeming our 10.20% junior subordinated debentures. Excluding these expenses, which we consider to be non-recurring in nature, noninterest expense increased $3.1 million or 5% when comparing 2012 to 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2012	2011	2010
Interest income per consolidated statements of income	$97,567	$95,118	$96,509
Adjustment to fully taxable equivalent basis	2,284	2,062	1,895

Interest income adjusted to a fully taxable equivalent basis	99,851	97,180	98,404
Interest expense per consolidated statement of income	9,051	13,255	17,720

Net interest income on a taxable equivalent basis	$90,800	$83,925	$80,684

Taxable equivalent net interest income of $90.8 million for 2012 was $6.9 million or 8% higher than 2011. The impact of a decline in average yields on our assets was diminished by a $217.4 million or 10% increase in interest-earning assets. The average balance of loans rose $199.6 million or 14% to $1.593 billion, reflecting growth in every loan category. Consistent with our strategic plan, we continue to pursue loan development efforts in the commercial and consumer indirect lending portfolios in accordance with prudent underwriting standards.

The increase in taxable equivalent net interest income was a function of a favorable volume variance as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $11.7 million, partially offset by an unfavorable rate variance that decreased taxable equivalent net interest income by $4.8 million. The change in mix and volume of earning assets increased taxable equivalent interest income by $11.2 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $474 thousand, for a net favorable volume impact of $11.7 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $8.5 million, while changes in rates on interest-bearing liabilities lowered interest expense by $3.7 million, for a net unfavorable rate impact of $4.8 million.

The net interest margin for 2012 was 3.95% compared to 4.04% in 2011.

The decrease in net interest margin was attributable to a 7 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The interest rate spread decreased by 2 basis points to 3.85% for the year ended December 31, 2012, as a 32 basis point decrease in the yield on earning assets more than offset the 30 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2010 through 2012. During 2011, the Federal Reserve disclosed that short-term interest rates would be held near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In April 2012, the Federal Reserve further announced that interest rates will likely remain at exceptionally low levels through late 2014. As a result of the Federal Reserve’s policy, we expect net interest margin and interest rate spread to continue to tighten.

MANAGEMENT’S DISCUSSION AND ANALYSIS

For 2012, the yield on average earning assets of 4.35% was 32 basis points lower than 2011. Loan yields decreased 44 basis points to 5.09%. Commercial mortgage and consumer indirect loans in particular, down 28 and 84 basis points, respectively, continued to experience lower yields given the competitive pricing pressures and re-pricing of loans in a low interest rate environment. The yield on investment securities dropped 27 basis points to 2.66%, also impacted by the lower interest rate environment, prepayments of mortgage-related investment securities and the impact of investing the excess cash related to our branch acquisitions into low yielding securities. Overall, earning asset rate changes reduced interest income by $8.5 million.

The cost of average interest-bearing liabilities of 0.50% in 2012 was 30 basis points lower than 2011. The average cost of interest-bearing deposits was 0.50% in 2012, 24 basis points lower than 2011, reflecting the sustained low-rate environment. The cost of borrowings decreased 110 basis points to 0.48% for 2012, primarily a result of the redemption of the Company’s 10.20% junior subordinated debentures during the third quarter of 2011. The interest-bearing liability rate changes reduced interest expense by $3.7 million during 2012.

Average interest-earning assets of $2.297 billion in 2012 were $217.4 million or 10% higher than 2011. Average investment securities increased $17.9 million while average loans increased $199.6 million or 14%. The growth in average loans was comprised of increases in all loan categories, with consumer loans up $130.5 million, commercial loans up $63.4 million and residential mortgage loans up $5.6 million.

Average interest-bearing liabilities of $1.825 billion in 2012 were up $162.9 million or 10% versus 2011. The impacts of the recent recession continue to positively impact our deposit balances, as consumers tend to save more when consumer confidence is low. On average, interest-bearing deposits grew $156.2 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $62.0 million. Average borrowings increased $6.7 million, representing a $22.6 million increase and $15.9 million decrease in short-term and long-term borrowings, respectively.

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

	Years ended December 31,
	2012			2011			2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$113	$—	0.29%	$140	$—	0.20%	$5,034	$10	0.21%
Investment securities:
Taxable	525,912	12,202	2.32	545,112	14,185	2.60	571,856	17,101	2.99
Tax-exempt	177,731	6,526	3.67	140,657	5,890	4.19	108,900	5,416	4.97

Total investment securities	703,643	18,728	2.66	685,769	20,075	2.93	680,756	22,517	3.31
Loans:
Commercial business	242,100	11,263	4.65	215,598	10,311	4.78	206,167	9,939	4.82
Commercial mortgage	407,737	22,182	5.44	370,843	21,216	5.72	338,149	20,389	6.03
Residential mortgage	127,363	6,637	5.21	121,742	6,868	5.64	138,954	8,157	5.87
Home equity	257,537	10,984	4.27	216,428	9,572	4.42	202,189	9,224	4.56
Consumer indirect	533,589	27,371	5.13	444,527	26,549	5.97	382,977	25,379	6.63
Other consumer	25,058	2,686	10.72	24,686	2,589	10.49	26,950	2,789	10.35

Total loans	1,593,384	81,123	5.09	1,393,824	77,105	5.53	1,295,386	75,877	5.86

Total interest-earning assets	2,297,140	99,851	4.35	2,079,733	97,180	4.67	1,981,176	98,404	4.97

Less: Allowance for loan losses	24,305			21,567			20,883
Other noninterest-earning assets	246,423			218,983			206,303

Total assets	$2,519,258			$2,277,149			$2,166,596

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$423,096	598	0.14	$383,122	614	0.16	$382,517	705	0.18
Savings and money market	586,329	998	0.17	451,030	1,056	0.23	414,953	1,133	0.27
Certificates of deposit	693,353	6,866	0.99	712,411	9,764	1.37	726,330	13,015	1.79

Total interest-bearing deposits	1,702,778	8,462	0.50	1,546,563	11,434	0.74	1,523,800	14,853	0.97
Short-term borrowings	121,735	589	0.48	99,122	500	0.50	49,104	365	0.74
Long-term borrowings	—	—	—	15,905	1,321	8.31	37,043	2,502	6.75

Total borrowings	121,735	589	0.48	115,027	1,821	1.58	86,147	2,867	3.33

Total interest-bearing liabilities	1,824,513	9,051	0.50	1,661,590	13,255	0.80	1,609,947	17,720	1.10

Noninterest-bearing deposits	430,240			368,268			329,853
Other liabilities	16,506			15,041			15,485
Shareholders’ equity	247,999			232,250			211,311

Total liabilities and shareholders’ equity	$2,519,258			$2,277,149			$2,166,596

Net interest income (tax-equivalent)		$90,800			$83,925			$80,684

Interest rate spread			3.85%			3.87%			3.87%

Net earning assets	$472,627			$418,143			$371,229

Net interest margin (tax-equivalent)			3.95%			4.04%			4.07%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.90%			125.17%			123.06%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate/Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2012 to 2011			Change from 2011 to 2010
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and other interest-earning deposits	$—	$—	$—	$(5)	$(5)	$(10)
Investment securities:
Taxable	(487)	(1,496)	(1,983)	(772)	(2,144)	(2,916)
Tax-exempt	1,422	(786)	636	1,418	(944)	474

Total investment securities	935	(2,282)	(1,347)	646	(3,088)	(2,442)
Loans:
Commercial business	1,239	(287)	952	452	(80)	372
Commercial mortgage	2,041	(1,075)	966	1,905	(1,078)	827
Residential mortgage	308	(539)	(231)	(980)	(309)	(1,289)
Home equity	1,763	(351)	1,412	636	(288)	348
Consumer indirect	4,879	(4,057)	822	3,829	(2,659)	1,170
Other consumer	39	58	97	(237)	37	(200)

Total loans	10,269	(6,251)	4,018	5,605	(4,377)	1,228

Total interest income	11,204	(8,533)	2,671	6,246	(7,470)	(1,224)

Interest expense:
Deposits:
Interest-bearing demand	60	(76)	(16)	1	(92)	(91)
Savings and money market	271	(329)	(58)	93	(170)	(77)
Certificates of deposit	(255)	(2,643)	(2,898)	(245)	(3,006)	(3,251)

Total interest-bearing deposits	76	(3,048)	(2,972)	(151)	(3,268)	(3,419)
Short-term borrowings	110	(21)	89	281	(146)	135
Long-term borrowings	(660)	(661)	(1,321)	(1,662)	481	(1,181)

Total borrowings	(550)	(682)	(1,232)	(1,381)	335	(1,046)

Total interest expense	(474)	(3,730)	(4,204)	(1,532)	(2,933)	(4,465)

Net interest income	$11,678	$(4,803)	$6,875	$7,778	$(4,537)	$3,241

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $7.1 million for the year ended December 31, 2012 compared with $7.8 million for 2011. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2012	2011	2010
Service charges on deposits	$8,627	$8,679	$9,585
ATM and debit card	4,716	4,359	3,995
Broker-dealer fees and commissions	2,104	1,829	1,283
Company owned life insurance	1,751	1,424	1,107
Loan servicing	617	835	1,124
Net gain on sale of loans held for sale	1,421	880	650
Net gain on disposal of investment securities	2,651	3,003	169
Impairment charges on investment securities	(91)	(18)	(594)
Net (loss) gain on sale and disposal of other assets	(381)	67	(203)
Other	3,362	2,867	2,338

Total noninterest income	$24,777	$23,925	$19,454

The components of noninterest income fluctuated as discussed below.

Service charges on deposits decreased slightly during 2012 compared to 2011. An increase in the number of customer accounts, including those added from the branch acquisitions in June and August of 2012, helped offset decreases in service charge income related to changes in customer behavior and regulatory changes that included the requirement that customers opt-in for overdraft coverage for certain types of electronic banking activities.

ATM and debit card income was $4.7 million for 2012, an increase of $357 thousand or 8%, compared to 2011. The increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.

Broker-dealer fees and commissions were up $275 thousand or 15%, compared to 2011. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which continued to increase during 2012 as a result of improving market and economic conditions and our renewed focus on this line of business.

During the third quarter of 2011 we purchased an additional $18.0 million of company owned life insurance. The increased amount of insurance was largely responsible for the $327 thousand increase in company owned life insurance income for 2012.

Loan servicing income represents fees earned for servicing mortgage and indirect auto loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was down $218 thousand or 26% for the year ended December 31, 2012 compared to 2011. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and write-downs on capitalized mortgage servicing assets.

Net gain on loans held for sale was $1.4 million in 2012, an increase of $541 thousand or 61%, compared to 2011, mainly due to increased origination volume related primarily to refinancing activity, a result of low interest rates.

Net gains from the sales of investment securities were $2.7 million for the year ended December 31, 2012, compared to $3.0 million for the year ended December 31, 2011. During 2012, we recognized gains totaling $2.6 million from the sale of five pooled trust-preferred securities. Net gains for 2011 included $2.3 million from the sale of four pooled trust-preferred securities and $730 thousand from the sale of eight mortgage-backed securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Due to their proximity to our existing locations, we consolidated four branches as part of the branch acquisitions. The majority of the loss on the disposal of other assets for 2012 was due to write-off of leasehold improvements and other fixed assets for these branches that were closed.

Other noninterest income increased $495 thousand or 17% for the year ended December 31, 2012, compared to 2011. Income from our investment in several limited partnerships and dividends from FHLB stock comprised the majority of the year-over-year increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2012	2011	2010
Salaries and employee benefits	$40,127	$35,743	$32,844
Occupancy and equipment	11,419	10,868	10,818
Professional services	4,133	2,617	2,197
Computer and data processing	3,271	2,437	2,487
Supplies and postage	2,497	1,778	1,772
FDIC assessments	1,300	1,513	2,507
Advertising and promotions	929	1,259	1,121
Loss on extinguishment of debt	—	1,083	—
Other	7,721	6,496	7,171

Total noninterest expense	$71,397	$63,794	$60,917

The components of noninterest expense fluctuated as discussed below.

Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $40.1 million for 2012, up $4.4 million or 12% from 2011. As discussed earlier, salaries and employee benefits for 2012 included pre-tax costs of approximately $2.6 million that were incurred in association with the retirement of our former CEO. After adjusting for these expenses, the increase in salaries and employee benefits for 2012 when compared to the prior year is attributable to higher pension costs along with increased staffing levels. Full time equivalent employees increased by 9% to 628 at December 31, 2012 from 575 at December 31, 2011, primarily due to the branch acquisitions.

Occupancy and equipment increased by $551 thousand or 5% when comparing 2012 to 2011. The increase was primarily related to the growth in the branch network related to the branch acquisitions.

Professional services expense of $4.1 million in 2012 increased $1.5 million or 58% from 2011. Professional fees increased primarily due to legal expenses related to the branch acquisitions. The management transition described earlier also contributed to the increase in professional fees.

Computer and data processing and supplies and postage expense increased, collectively, by $1.6 million when comparing 2012 to 2011. The year-over-year increase was due to expenses related to the branch acquisition transactions.

FDIC assessments decreased $213 thousand for the year ended December 31, 2012, compared to 2011, primarily a result of changes implemented by the FDIC in the method of calculating assessment rates which became effective in the second quarter of 2011.

Advertising and promotions costs were $330 thousand or 26% lower in 2012 compared to 2011 due to the timing of marketing campaigns and promotions, coupled with cost management strategies.

We redeemed all of our 10.20% junior subordinated debentures during the third quarter of 2011. As a result of the redemption, we recognized a loss on extinguishment of debt of $1.1 million, consisting of a redemption premium of $852 thousand and a write-off of the remaining unamortized issuance costs of $231 thousand in 2011.

Other noninterest expense increased $1.2 million or 19% during 2012 compared to 2011. The increases in other noninterest expenses were primarily related to the branch acquisition transactions.

The efficiency ratio for the year ended December 31, 2012 was 62.87% compared with 60.55% for 2011. The higher efficiency ratio is attributable to the additional expenses related to the branch acquisitions and retirement of our former CEO, as previously discussed. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

We recognized income tax expense of $11.3 million for 2012 compared to $11.4 million for 2011. The lower tax provision was primarily attributable to a decrease in our effective tax rate to 32.6% for 2012 compared to 33.4% for 2011. The lower effective tax rate in 2012 was a result of the greater impact of tax-exempt income on lower taxable income. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Net Interest Income and Net Interest Margin

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $81.9 million in 2011, compared to $78.8 million in 2010. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a tax rate of 35%) of $2.1 million and $1.9 million for 2011 and 2010, respectively, resulted in fully taxable equivalent net interest income of $83.9 million in 2011 and $80.7 million in 2010.

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

For 2011, the yield on average earning assets of 4.67% was 30 basis points lower than 2010. Loan yields decreased 33 basis points to 5.53%. Commercial mortgage and consumer indirect loans in particular, down 31 and 66 basis points, respectively, experienced lower yields given the competitive pricing pressures and re-pricing of loans in a low interest rate environment. The yield on investment securities dropped 38 basis points to 2.93%, also impacted by the lower interest rate environment and prepayments of mortgage-related investment securities. Overall, earning asset rate changes reduced interest income by $7.5 million.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

Service charges on deposits were $8.7 million in 2011, which was $906 thousand or 9% lower than 2010. The decrease was primarily due to changes in customer behavior and regulatory changes that included requirements for customers to opt-in for overdraft coverage for certain types of electronic banking activities.

ATM and debit card income was $4.4 million for 2011, an increase of $364 thousand or 9%, compared to 2010. The increased popularity of electronic banking and transaction processing has resulted in higher ATM and debit card point-of-sale usage income.

Broker-dealer fees and commissions were up $546 thousand or 43%, compared to 2010, as a result of improving market and economic conditions and our renewed focus on this line of business.

Company owned life insurance income was up $317 thousand or 29% for the year ended December 31, 2011 compared to the same period in 2010. The increase was the result of an additional $18.0 million investment in company owned life insurance during the third quarter of 2011.

Loan servicing income was down $289 thousand or 26% for the year ended December 31, 2011 compared to 2010. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and write-downs on capitalized mortgage servicing assets.

Net gain on loans held for sale was $880 thousand in 2011, an increase of $230 thousand or 35%, compared to 2010, mainly due to the $153 thousand gain relating to the servicing retained sale of $13.0 million of indirect auto loans during the third quarter of 2011.

Net gains from the sales of investment securities were $3.0 million for the year ended December 31, 2011, compared to $169 thousand in 2010. Net gains from the sales of investment securities in 2011 included net gains of $2.3 million from the sale of four pooled trust-preferred securities that had been written down in prior periods and included in non-performing assets. Net gains of $730 thousand from the sale of eight mortgage-backed securities were also recognized during 2011.

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

Noninterest Expense

Salaries and employee benefits (which includes salary-related expenses and fringe benefit expenses) was $35.7 million for 2011, up $2.9 million or 9% from 2010. Average full-time equivalent employees (“FTEs”) were 576 for 2011, about the same as 577 for 2010. Salary-related expenses increased $2.0 million for the year ended December 31, 2011, compared to 2010, reflecting an increase in estimated incentive compensation, which was previously limited under the TARP Capital Purchase Program. Fringe benefit expenses increased $672 thousand or 9%, primarily attributable to higher medical expenses.

Professional services expense of $2.6 million in 2011 increased $420 thousand or 19% from 2010, primarily due to legal and shareholder expenses related to our common stock offering and redemption of our Series A preferred stock and 10.20% junior subordinated debentures. We also recognized a loss on extinguishment of debt of $1.1 million in connection with the redemption of the 10.20% junior subordinated debentures during 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2012, we had total assets of $2.764 billion, an increase of 18% from $2.336 billion as of December 31, 2011, largely attributable to the branch acquisitions combined with our continued core business growth in both loans and deposits. Net loans were $1.681 billion as of December 31, 2012, up $219.5 million, or 15%, when compared to $1.462 billion as of December 31, 2011. The increase in net loans was primarily attributed to the continued expansion of the indirect lending program, commercial business development efforts and loans acquired in the branch acquisition. At December 31, 2012, total loans included $64.5 million in loans obtained in the branch acquisitions. Non-performing assets totaled $10.1 million as of December 31, 2012, up $875 thousand from a year ago. Total deposits amounted to $2.262 billion and $1.932 billion as of December 31, 2012 and 2011, respectively. As of December 31, 2012, borrowed funds totaled $179.8 million, compared to $150.7 million as of December 31, 2011. Book value per common share was $17.15 and $15.92 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 our total shareholders’ equity was $253.9 million compared to $237.2 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of the available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition
	At December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$128,097	$131,695	$94,947	$97,712	$141,591	$140,784
State and political subdivisions	188,997	195,210	119,099	124,424	105,622	105,666
Mortgage-backed securities:
Agency mortgage-backed securities	479,913	494,770	390,375	401,596	414,502	417,709
Non-Agency mortgage-backed securities	73	1,098	327	2,089	981	1,572
Asset-backed securities	121	1,023	297	1,697	564	637

Total available for sale securities	797,201	823,796	605,045	627,518	663,260	666,368
Securities held to maturity:
State and political subdivisions	17,905	18,478	23,297	23,964	28,162	28,849

Total investment securities	$815,106	$842,274	$628,342	$651,482	$691,422	$695,217

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of December 31, 2012, management does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2012, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2012, there were six securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $69 thousand. Of these, three were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $3.0 million and unrealized losses of $2 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2012.

State and Political Subdivisions. As of December 31, 2012, the state and political subdivisions (“municipals”) portfolio totaled $213.1 million, of which $195.2 million was classified as available for sale. As of that date, $17.9 million was classified as held to maturity with a fair value of $18.5 million. As of December 31, 2012, there were 36 municipals in an unrealized loss position, all of which were available for sale and in an unrealized loss position for less than 12 months. Those 36 securities had an aggregate amortized cost of $8.5 million and unrealized losses totaling $72 thousand.

Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2012, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2012, there were ten securities in the Agency MBS portfolio that were in an unrealized loss position. Of these, three were in an unrealized loss position for 12 months or longer and had an aggregate amortized cost of $1.2 million and unrealized losses of $2 thousand. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2012 on such MBS to be credit related or other-than-temporary. As of December 31, 2012, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in two privately issued whole loan collateralized mortgage obligations with a fair value of $1.1 million and net unrealized gains of $1.0 million as of December 31, 2012. As of that date, each of the two non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position.

Asset-backed Securities (“ABS”). As of December 31, 2012, the fair value of our ABS portfolio totaled $1.0 million and consisted of positions in six securities, the majority of which are pooled trust preferred securities (“TPS”) issued primarily by insurance companies and, to a lesser extent, financial institutions located throughout the United States. As a result of some issuers defaulting and others electing to defer interest payments, we considered the TPS to be non-performing and stopped accruing interest on these investments during 2009. As of December 31, 2012, each of the securities in the ABS portfolio was rated below investment grade. None of these securities were in an unrealized loss position.

During 2012, we recognized gains totaling $2.6 million from the sale of five TPS. The five securities had a fair value of $1.1 million at December 31, 2011. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

Other Investments. As a member of the FHLB the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2012, our ownership of FHLB and FRB stock totaled $8.4 million and $3.9 million, respectively and is included in other assets and recorded at cost, which approximates fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

Total loans were $1.706 billion at December 31, 2012, an increase of $220.9 million or 15% from December 31, 2011. Commercial loans increased $44.9 million or 7% and represented 39.4% of total loans at the end of 2012. Residential mortgage loans were $133.5 million, up $19.6 million or 17% and represented 7.8% of total loans at December 31, 2012, while consumer loans increased $156.4 million to represent 52.8% of total loans at December 31, 2012 compared to 50.1% at December 31, 2011. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition
	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$258,675	15.2%	$233,836	15.7%	$211,031	15.7%	$206,383	16.3%	$180,100	16.1%
Commercial mortgage	413,324	24.2	393,244	26.5	352,930	26.2	330,748	26.2	285,383	25.5

Total commercial	671,999	39.4	627,080	42.2	563,961	41.9	537,131	42.5	465,483	41.6
Residential mortgage	133,520	7.8	113,911	7.7	129,580	9.6	144,215	11.4	177,683	15.8
Home equity	286,649	16.8	231,766	15.6	208,327	15.5	200,684	15.9	189,794	16.9
Consumer indirect	586,794	34.4	487,713	32.9	418,016	31.1	352,611	27.9	255,054	22.8
Other consumer	26,764	1.6	24,306	1.6	26,106	1.9	29,365	2.3	33,065	2.9

Total consumer	900,207	52.8	743,785	50.1	652,449	48.5	582,660	46.1	477,913	42.6

Total loans	1,705,726	100.0%	1,484,776	100.0%	1,345,990	100.0%	1,264,006	100.0%	1,121,079	100.0%
Allowance for loan losses	24,714		23,260		20,466		20,741		18,749

Total loans, net	$1,681,012		$1,461,516		$1,325,524		$1,243,265		$1,102,330

As of December 31, 2012, the residential mortgage portfolio consisted of $28.2 million of loans acquired with the branch acquisitions and $105.3 million of organic loans. The decrease in organic residential mortgage loans from $129.6 million to $113.9 million to $105.3 million for the periods ending December 31, 2010, 2011 and 2012, respectively, and the increase in consumer indirect loans from $418.0 million to $487.7 million to $586.8 million for the same periods reflects a strategic shift to increase our consumer indirect loan portfolio, while placing less emphasis on expanding our residential mortgage loan portfolio, coupled with our practice of selling the majority of our fixed-rate residential mortgages in the secondary market with servicing rights retained.

Commercial loans increased during 2012 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The Company participates in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2012, the principal balance of such loans (included in commercial loans) was $62.5 million and the guaranteed portion amounted to $43.1 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $258.7 million at the end of 2012, up $24.8 million or 11% since year-end 2011, and comprised 15.2% of total loans outstanding at December 31, 2012. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. Within the commercial business classification, loans to finance agricultural production totaled approximately 1% of commercial business loans as of December 31, 2012. As of December 31, 2012, commercial business SBA loans accounted for a total of $38.9 million or 15% of our commercial business loan portfolio.

Commercial mortgage loans totaled $413.3 million at December 31, 2012, up $20.1 million or 5% from December 31, 2011, and comprised 24.2% of total loans, compared to 26.5% at December 31, 2011. Commercial mortgage includes both owner occupied and non-owner occupied commercial real estate loans. Approximately 46% and 45% of the commercial mortgage portfolio at December 31, 2012 and 2011, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2012, commercial mortgage SBA loans accounted for a total of $18.1 million or 4% of our commercial mortgage loan portfolio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Residential mortgage loans totaled $133.5 million at the end of 2012, up $19.6 million or 17% from the prior year and comprised 7.8% of total loans outstanding at December 31, 2012 and 7.7% at December 31, 2011. Residential mortgage loans include conventional first lien home mortgages and we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, the majority of our fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

Consumer loans totaled $900.2 million at December 31, 2012, up $156.4 million or 21% compared to 2011, and represented 52.8% of the 2012 year-end loan portfolio versus 50.1% at year-end 2011. Loans in this classification include indirect consumer, home equity and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Consumer indirect loans amounted to $586.8 million at December 31, 2012 up $99.1 million or 20% compared to 2011, and represented 34.4% of the 2012 year-end loan portfolio versus 32.9% at year-end 2011. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2012, we originated $324.6 million in indirect loans with a mix of approximately 49% new auto and 51% used vehicles. This compares with $266.7 million in indirect loans with a mix of approximately 46% new auto and 54% used vehicles for the same period in 2011. The increase in loans for new autos reflects changes in market conditions in 2012. We do business with over 400 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern Pennsylvania.

Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions. Home equities amounted to $286.6 million at December 31, 2012 up $54.9 million or 24% compared to 2011, and represented 16.8% of the 2012 year-end loan portfolio versus 15.6% at year-end 2011. The increase included home equities acquired in the branch acquisitions, which totaled $26.8 million at December 31, 2012. The portfolio had a weighted average LTV at origination of approximately 54% and 53% at December 31, 2012 and 2011, respectively. Approximately 69% of the loans in the home equity portfolio were first lien positions at December 31, 2012 and 2011.

Our underwriting guidelines for home equity products includes a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 758 in 2012 compared to 755 in 2011.

Other consumer loans totaled $26.8 million at December 31, 2012, up $2.5 million or 10% compared to 2011, and represented 1.6% of the loan portfolio at December 31, 2012 and 2011. The increase in other consumer loans is attributed to loans acquired in the branch acquisitions, which totaled $3.4 million at December 31, 2012. Other consumer consists of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2012, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $1.5 million and $2.4 million as of December 31, 2012 and 2011, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $273.3 million and $297.8 million as of December 31, 2012 and 2011, respectively.

During 2011, we sold $13.0 million of indirect auto loans, which were reclassified from portfolio to loans held for sale during the second quarter of 2011. The loan servicing asset for the sold and serviced indirect auto loans, included in other assets in the consolidated statements of financial condition, was $250 thousand and $574 thousand as of December 31, 2012 and 2011, respectively.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis
	Year Ended December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses, beginning of year	$23,260	$20,466	$20,741	$18,749	$15,521
Charge-offs:
Commercial business	729	1,346	3,426	2,360	720
Commercial mortgage	745	751	263	355	1,192
Residential mortgage	326	152	290	225	320
Home equity	305	449	259	195	110
Consumer indirect	6,589	4,713	4,669	3,637	2,011
Other consumer	874	877	909	1,058	1,106

Total charge-offs	9,568	8,288	9,816	7,830	5,459
Recoveries:
Commercial business	336	401	326	428	684
Commercial mortgage	261	245	501	150	315
Residential mortgage	130	90	21	12	26
Home equity	44	44	36	20	19
Consumer indirect	2,769	2,066	1,485	1,030	548
Other consumer	354	456	485	480	544

Total recoveries	3,894	3,302	2,854	2,120	2,136

Net charge-offs	5,674	4,986	6,962	5,710	3,323
Provision for loan losses	7,128	7,780	6,687	7,702	6,551

Allowance for loan losses, end of year	$24,714	$23,260	$20,466	$20,741	$18,749

Net charge-offs to average loans	0.36%	0.36%	0.54%	0.47%	0.32%
Allowance to end of period loans	1.45%	1.57%	1.52%	1.64%	1.67%
Allowance to end of period non-performing loans	271%	329%	270%	239%	229%

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

	Allowance for Loan Losses by Loan Category
	At December 31,
	2012		2011		2010		2009		2008
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial business	$4,884	15.2%	$4,036	15.7%	$3,712	15.7%	$4,407	16.3%	$3,300	16.1%
Commercial mortgage	6,581	24.2	6,418	26.5	6,431	26.2	6,638	26.2	4,635	25.5
Residential mortgage	740	7.8	858	7.7	1,013	9.6	1,251	11.4	2,516	15.8
Home equity	1,282	16.8	1,242	15.6	972	15.5	1,043	15.9	2,374	16.9
Consumer indirect	10,715	34.4	10,189	32.9	7,754	31.1	6,837	27.9	5,152	22.8
Other consumer	512	1.6	517	1.6	584	1.9	565	2.3	772	2.9

Total	$24,714	100.0%	$23,260	100.0%	$20,466	100.0%	$20,741	100.0%	$18,749	100.0%

Management believes that the allowance for loan losses at December 31, 2012 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets
	At December 31,
	2012	2011	2010	2009	2008
Non-accruing loans:
Commercial business	$3,413	$1,259	$947	$650	$510
Commercial mortgage	1,799	2,928	3,100	2,288	2,670
Residential mortgage	2,040	1,644	2,102	2,376	3,365
Home equity	939	682	875	880	1,143
Consumer indirect	891	558	514	621	445
Other consumer	25	—	41	7	56

Total non-accruing loans	9,107	7,071	7,579	6,822	8,189
Restructured accruing loans	—	—	—	—	—
Accruing loans contractually past due over 90 days	18	5	3	1,859	7

Total non-performing loans	9,125	7,076	7,582	8,681	8,196
Foreclosed assets	184	475	741	746	1,007
Non-performing investment securities	753	1,636	572	1,015	49

Total non-performing assets	$10,062	$9,187	$8,895	$10,442	$9,252

Non-performing loans to total loans	0.53%	0.48%	0.56%	0.69%	0.73%
Non-performing assets to total assets	0.36%	0.39%	0.40%	0.51%	0.48%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2012 were $10.1 million, an increase of $875 thousand from the $9.2 million balance at December 31, 2011. The primary component of non-performing assets is non-performing loans, which were $9.1 million or 0.53% of total loans at December 31, 2012, an increase of $2.0 million from $7.1 million or 0.48% of total loans at December 31, 2011. The Company’s ratio of non-performing loans to total loans continues to compare favorably to its peer group average, which was 2.48% of total loans at September 30, 2012, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of September 30, 2012 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

Approximately $4.2 million, or 46%, of the $9.1 million in non-performing loans as of December 31, 2012 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. For non-accruing loans outstanding as of December 31, 2012, the amount of interest income forgone totaled $555 thousand. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $636 thousand at December 31, 2012. We had no TDRs that were accruing interest as of December 31, 2012.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 5 properties totaling $184 thousand at December 31, 2012 and 8 properties totaling $475 thousand at December 31, 2011.

Non-performing investment securities for which we have stopped accruing interest were $753 thousand at December 31, 2012, compared to $1.6 million at December 31, 2011. Non-performing investment securities are included in non-performing assets at fair value and are comprised of pooled trust preferred securities. There have been no securities transferred to non-performing status since the first quarter of 2009. During 2012, we recognized gains totaling $2.6 million from the sale of five ABS securities. The five securities had a fair value of $1.1 million at December 31, 2011. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $13.8 million and $8.6 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2012 and 2011, respectively. Included in potential problem loans at December 31, 2012 is one credit relationship which we internally downgraded to substandard status from special mention during the fourth quarter 2012. The relationship consists of commercial business and commercial mortgage loans with unpaid principal balances totaling $3.4 million. The downgrade necessitated a provision and increase in our allowance for losses of approximately $400 thousand. These loans were performing in accordance with their contractual terms as of December 31, 2012, however, we continue to monitor this relationship closely.

In addition, we currently have a large commercial relationship with an Industrial Development Agency project in our market area. The relationship consists of a $14.1 million first lien mortgage position and $3.5 million second lien mortgage on a manufacturing facility. Recent events with the underlying third party tenant of the project has resulted in our monitoring the credit relationship more closely and including the first mortgage loan as “uncriticized—watch” and the second mortgage loan as “special mention” in our loan rating system. The loans are current as of December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$501,514	22.2%	$393,421	20.3%	$350,877	18.6%
Interest-bearing demand	449,744	19.9	362,555	18.8	374,900	19.9
Savings and money market	655,598	28.9	474,947	24.6	417,359	22.2
Certificates of deposit < $100,000	432,506	19.2	486,496	25.2	555,840	29.5
Certificates of deposit of $100,000 or more	222,432	9.8	214,180	11.1	183,914	9.8

Total deposits	$2,261,794	100.0%	$1,931,599	100.0%	$1,882,890	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2012, total deposits were $2.262 billion, representing an increase of $330.2 million for the year. The increase is largely attributable to $286.8 million in nonpublic (retail) deposits assumed from the branch acquisitions. Certificates of deposit were approximately 29% and 36% of total deposits at December 31, 2012 and 2011, respectively. Depositors remain hesitant to invest in certificates of deposit for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, represented 80% of total deposits and totaled $1.789 billion and $1.541 billion as of December 31, 2012 and 2011, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

We had no traditional brokered deposits at December 31, 2012 or 2011, however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $61.0 million and $46.5 million at December 31, 2012 and 2011, respectively. ICS deposits totaled $18.1 million at December 31, 2012. There were non ICS deposits outstanding at December 31, 2011.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 25% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $454.2 million and $390.2 million, as of December 31, 2012 and 2011, respectively, and represented 20% of total deposits as of the end of each period. In general, the number of public relationships remained stable in comparison to the prior year.

Borrowings

There were no long-term borrowings outstanding as of December 31, 2012 and 2011. Outstanding short-term borrowings are summarized as follows as of December 31 (in thousands):

	2012	2011
Short-term borrowings:
Federal funds purchased	$—	$11,597
Repurchase agreements	40,806	36,301
Short-term FHLB borrowings	139,000	102,800

Total short-term borrowings	$179,806	$150,698

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $5 million of immediate credit capacity with FHLB as of December 31, 2012. We had approximately $452 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at December 31, 2012. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2012. Additionally, we had approximately $150 million of unencumbered liquid securities available for pledging.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2011 consisted of $65.0 million in overnight borrowings and $37.8 million in short-term advances.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2012	2011	2010
Year-end balance	$179,806	$150,698	$77,110
Year-end weighted average interest rate	0.54%	0.39%	0.21%
Maximum outstanding at any month-end	$229,598	$188,355	$77,110
Average balance during the year	$121,735	$99,122	$49,104
Average interest rate for the year	0.48%	0.50%	0.74%

There were no long-term borrowings outstanding at December 31, 2012 and 2011. In August 2011, the Company redeemed all of the 10.20% junior subordinated debentures at a redemption price equaling 105.1% of the principal amount redeemed, plus all accrued and unpaid interest. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $1.1 million, consisting of the redemption premium of $852 thousand and the write-off of the remaining unamortized issuance costs of $231 thousand.

Shareholders’ Equity

Total shareholders’ equity was $253.9 million at December 31, 2012, an increase of $16.7 million from $237.2 million at December 31, 2011. Net income for the year increased shareholders’ equity by $23.4 million, which was partially offset by common and preferred stock dividends declared of $9.3 million. Accumulated other comprehensive income included in shareholders’ equity increased $2.3 million during the year due primarily to higher net unrealized gains on securities available for sale. For detailed information on shareholders’ equity, see Note 12, Shareholders’ Equity, of the notes to consolidated financial statements.

The Company and Bank are subject to various regulatory capital requirements. At December 31, 2012, both the Company and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 11, Regulatory Matters, of the notes to consolidated financial statements.

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill totaled $49.0 million and $37.4 million as of December 31, 2012 and 2011, respectively. We performed a qualitative assessment of goodwill at the reporting unit level, Five Star Bank, to determine if it was more likely than not that the fair value of the reporting unit is less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. The results of the qualitative assessment for 2012 indicated that it was not more likely than not that the fair value of the reporting unit is less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2012.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	2012	2011
Goodwill, beginning of year	$37,369	$37,369
Branch acquisitions	11,599	—
Impairment	—	—

Goodwill, end of year	$48,968	$37,369

Declines in the market value of our publicly traded stock price or declines in our ability to generate future cash flows may increase the potential that goodwill recorded on our consolidated statements of financial condition be designated as impaired and that we may incur a goodwill write-down in the future.

The Company’s other intangible assets consisted entirely of a core deposit intangible asset. The gross carrying amount and accumulated amortization for the core deposit intangible asset was $2.0 million and $190 thousand, respectively, at December 31, 2012. The Company had no other intangible assets as of December 31, 2011. Core deposit intangible amortization expense, included in other noninterest expense on the consolidated statements of income, was $190 thousand for the year ended December 31, 2012. There was no core deposit intangible amortization expense for the years ended December 31, 2011 and 2010. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Our cash and cash equivalents were $60.4 million as of December 31, 2012, up $2.8 million from $57.6 million as of December 31, 2011. Our net cash provided by operating activities totaled $38.7 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $99.1 million, which included outflows of $151.3 million for net loan originations and $138.4 million from net investment securities transactions, substantially offset by $195.8 million in cash received through the branch acquisitions. Net cash provided by financing activities of $63.2 million was attributed to a $43.4 million increase in deposits and a $29.1 million increase in short-term borrowings, partly offset by $8.9 million in dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2012
	Within 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	Years	years	Total
On-Balance sheet:
Certificates of deposit (1)	$495,423	$127,045	$31,721	$749	$654,938
Supplemental executive retirement plans	159	506	618	1,402	2,685
Off-Balance sheet:
Limited partnership investments (2)	$402	$804	$402	$—	$1,608
Commitments to extend credit (3)	435,948	—	—	—	435,948
Standby letters of credit (3)	4,161	4,996	66	—	9,223
Operating leases	1,433	2,689	2,023	4,347	10,492

(1)

Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $58.7 million in three months or less; $39.5 million between three months and six months; $79.5 million between six months and one year; and $44.7 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $6.3 million, of which we have contributed $4.7 million as of December 31, 2012, including $951 thousand during 2012.
(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 10, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2012. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. We have stopped accruing interest on our asset-backed securities. No tax-equivalent adjustments were made to the weighted average yields (in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$18,557	1.89%	$23,973	2.20%	$72,633	1.77%	$12,934	0.87%	$128,097	1.78%
State and political subdivisions	10,064	3.64	68,677	2.21	110,256	2.06	—	—	188,997	2.20
Mortgage-backed securities	346	3.76	1,829	3.65	135,235	1.82	342,576	2.33	479,986	2.19
Asset-backed securities	—	—	—	—	—	—	121	—	121	—

	28,967	2.52	94,479	2.24	318,124	1.89	355,631	2.27	797,201	2.13
Held to maturity debt securities:
State and political subdivisions	12,886	2.24	4,164	3.69	768	4.78	87	5.53	17,905	2.70

	$41,853	2.43%	$98,643	2.30%	$318,892	1.90%	$355,718	2.28%	$815,106	2.14%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2012. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$158,620	$87,051	$13,004	$258,675
Commercial mortgage	134,797	212,004	66,523	413,324
Residential mortgage	28,496	64,013	41,011	133,520
Home equity	49,190	129,284	108,175	286,649
Consumer indirect	204,831	362,478	19,485	586,794
Other consumer	10,647	13,874	2,243	26,764

Total loans	$586,581	$868,704	$250,441	$1,705,726

Loans maturing after one year:
With a predetermined interest rate		$249,428	$131,385	$380,813
With a floating or adjustable rate		619,276	119,056	738,332

Total loans maturing after one year		$868,704	$250,441	$1,119,145

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum Tier 1 leverage ratio of 4.00%, a minimum Tier 1 capital ratio of 4.00% and a minimum total risk-based capital ratio of 8.00%. The following table reflects the ratios and their components (in thousands):

	2012	2011
Total shareholders’ equity	$253,897	$237,194
Less: Unrealized gain on securities available for sale, net of tax	16,060	13,570
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,807)	(12,625)
Disallowed goodwill and other intangible assets	50,820	37,369
Disallowed deferred tax assets	—	1,794

Tier 1 capital	$199,824	$197,086

Adjusted average total assets (for leverage capital purposes)	$2,595,691	$2,282,755

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.70%	8.63%
Total Tier 1 capital	$199,824	$197,086
Plus: Qualifying allowance for loan losses	23,352	20,239

Total risk-based capital	$223,176	$217,325

Net risk-weighted assets	$1,866,764	$1,616,119

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.70%	12.20%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	11.96%	13.45%

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

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. GAAP requires goodwill to be tested for impairment at our reporting unit level on an annual basis, which for us is September 30th, and more frequently if events or circumstances indicate that there may be impairment. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In testing goodwill for impairment, GAAP permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if we conclude otherwise, we would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the value of impairment loss, if any.

Valuation of Deferred Tax Assets

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 15, Income Taxes, of the notes to consolidated financial statements.

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

Asset-Liability Management

The principal objective of our interest rate risk management is to evaluate the interest rate risk inherent in assets and liabilities, determine the appropriate level of risk to us given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by our Board of Directors. Management is responsible for reviewing with the Board of Directors our activities and strategies, the effect of those strategies on the net interest income, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management has developed an Asset-Liability Policy that meets the strategic objectives and regularly reviews the activities of the Bank.

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 21% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 24% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 18% of assets with durations averaging three to five years.

Our liabilities are made up primarily of deposits, which account for approximately 90% of total liabilities. Of these deposits, the majority, or 53%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products make up 27% of total deposits. The bank also has a significant amount of public deposits, which represented 20% of total deposits as of December 31, 2012.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2012, the Company is generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall. The following table sets forth the results of the modeling analysis as of December 31, 2012 (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(106)	$2,611	$5,492	$6,565
% Change	(0.12)%	2.85%	5.99%	7.16%

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. As of December 31, 2012, a 300 basis point increase in rates would increase net interest income by $6.6 million, or 7.2%, over the following twelve-month period. A 100 basis point decrease in rates would decrease net interest income by $106 thousand, or 0.1%, over the following twelve-month period.

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment.

The simulations referenced above are based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

Economic Value of Equity At Risk

The economic (or “fair”) value of financial instruments on our balance sheet will also vary under the interest rate scenarios previously discussed. This is measured by simulating changes in our economic value of equity (“EVE”), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while fair values of non-financial assets and liabilities are assumed to equal book value and do not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of our balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based historical data (back-testing).

The table below shows estimated changes in our EVE under different interest rate scenarios relative to a base case of current interest rates.

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE	$27,739	$3,684	$172	$(15,721)
% Change	7.06%	0.94%	0.04%	(4.00)%

As of December 31, 2012, a 300 basis point increase in rates would decrease the economic value of equity by $15.7 million, or 4.0%. A 100 basis point decrease in rates would increase the economic value of equity by $27.7 million, or 7.0%. Embedded options within the current balance sheet such as caps, floors, and calls as well as changes in prepayment speeds and a decompression of deposit rates in rising interest rate scenarios are affecting the results, particularly as market rates begin to rise with rates increasing 100 and 200 basis points. Embedded optionality sometimes outweighs impacts of the movement in the direction of interest rates. This is evidenced in the results under the plus 100 and plus 200 basis point scenarios.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2012. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2012
		Over Three	Over
	Three	Months	One Year
	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and interest-earning deposits in other banks	$—	$94	$—	$—	$94
Investment securities	98,857	137,633	344,016	234,600	815,106
Loans	521,041	306,079	749,167	130,957	1,707,244

Total interest-earning assets	$619,898	$443,806	$1,093,183	$365,557	2,522,444

Cash and due from banks					60,342
Other assets (1)					181,248

Total assets					$2,764,034

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,105,342	$—	$—	$—	$1,105,342
Certificates of deposit	154,826	340,379	158,984	749	654,938
Borrowings	139,806	40,000	—	—	179,806

Total interest-bearing liabilities	$1,399,974	$380,379	$158,984	$749	1,940,086

Noninterest-bearing deposits					501,514
Other liabilities					68,537

Total liabilities					2,510,137
Shareholders’ equity					253,897

Total liabilities and shareholders’ equity					$2,764,034

Interest sensitivity gap	$(780,076)	$63,427	$934,199	$364,808	$582,358

Cumulative gap	$(780,076)	$(716,649)	$217,550	$582,358

Cumulative gap ratio (2)	44.3%	59.7%	111.2%	130.0%
Cumulative gap as a percentage of total assets	(28.2)%	(25.9)%	7.9%	21.1%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2012. That report appears herein.

/s/ Martin K. Birmingham	/s/ Karl F. Krebs
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 18, 2013	March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Financial Institutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

March 18, 2013

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except share and per share data)	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$60,342	$57,489
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	60,436	57,583
Securities available for sale, at fair value	823,796	627,518
Securities held to maturity, at amortized cost (fair value of $18,478 and $23,964, respectively)	17,905	23,297
Loans held for sale	1,518	2,410
Loans (net of allowance for loan losses of $24,714 and $23,260, respectively)	1,681,012	1,461,516
Company owned life insurance	47,386	45,556
Premises and equipment, net	36,618	33,085
Goodwill and other intangible assets, net	50,820	37,369
Other assets	44,543	48,019

Total assets	$2,764,034	$2,336,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$501,514	$393,421
Interest-bearing demand	449,744	362,555
Savings and money market	655,598	474,947
Certificates of deposit	654,938	700,676

Total deposits	2,261,794	1,931,599
Short-term borrowings	179,806	150,698
Other liabilities	68,537	16,862

Total liabilities	2,510,137	2,099,159

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,499 and 1,500 shares issued, respectively	150	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized; 173,210 and 173,235 shares issued, respectively	17,321	17,323

Total preferred equity	17,471	17,473
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,710	67,247
Retained earnings	172,244	158,079
Accumulated other comprehensive income	3,253	945
Treasury stock, at cost – 373,888 and 358,481 shares, respectively	(6,923)	(6,692)

Total shareholders’ equity	253,897	237,194

Total liabilities and shareholders’ equity	$2,764,034	$2,336,353

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Interest income:
Interest and fees on loans	$81,123	$77,105	$75,877
Interest and dividends on investment securities	16,444	18,013	20,622
Other interest income	—	—	10

Total interest income	97,567	95,118	96,509

Interest expense:
Deposits	8,462	11,434	14,853
Short-term borrowings	589	500	365
Long-term borrowings	—	1,321	2,502

Total interest expense	9,051	13,255	17,720

Net interest income	88,516	81,863	78,789
Provision for loan losses	7,128	7,780	6,687

Net interest income after provision for loan losses	81,388	74,083	72,102

Noninterest income:
Service charges on deposits	8,627	8,679	9,585
ATM and debit card	4,716	4,359	3,995
Broker-dealer fees and commissions	2,104	1,829	1,283
Company owned life insurance	1,751	1,424	1,107
Loan servicing	617	835	1,124
Net gain on sale of loans held for sale	1,421	880	650
Net gain on disposal of investment securities	2,651	3,003	169
Impairment charges on investment securities	(91)	(18)	(594)
Net (loss) gain on sale and disposal of other assets	(381)	67	(203)
Other	3,362	2,867	2,338

Total noninterest income	24,777	23,925	19,454

Noninterest expense:
Salaries and employee benefits	40,127	35,743	32,844
Occupancy and equipment	11,419	10,868	10,818
Professional services	4,133	2,617	2,197
Computer and data processing	3,271	2,437	2,487
Supplies and postage	2,497	1,778	1,772
FDIC assessments	1,300	1,513	2,507
Advertising and promotions	929	1,259	1,121
Loss on extinguishment of debt	—	1,083	—
Other	7,721	6,496	7,171

Total noninterest expense	71,397	63,794	60,917

Income before income taxes	34,768	34,214	30,639
Income tax expense	11,319	11,415	9,352

Net income	$23,449	$22,799	$21,287

Preferred stock dividends	1,474	1,877	3,358
Accretion of discount on Series A preferred stock	—	1,305	367

Net income available to common shareholders	$21,975	$19,617	$17,562

Earnings per common share (Note 16):
Basic	$1.60	$1.50	$1.62
Diluted	$1.60	$1.49	$1.61
Cash dividends declared per common share	$0.57	$0.47	$0.40
Weighted average common shares outstanding:
Basic	13,696	13,067	10,767
Diluted	13,751	13,157	10,845

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2012	2011	2010
Net income	$23,449	$22,799	$21,287
Other comprehensive income:
Unrealized gains on securities:
Change in net unrealized securities gains arising during period	6,682	22,350	(16)
Deferred tax expense	(2,646)	(8,855)	(19)
Reclassification adjustment for gains included in income before income taxes	(2,560)	(2,985)	425
Related tax expense (benefit)	1,014	1,183	(168)

Change in net unrealized gains on securities, net of tax	2,490	11,693	222
Change in pension and post-retirement obligations:
Change in net actuarial gain\loss	(300)	(9,979)	(2,192)
Related tax expense	118	3,953	950

Change in pension and post-retirement obligations, net of tax	(182)	(6,026)	(1,242)

Other comprehensive income (loss)	2,308	5,667	(1,020)

Comprehensive income	$25,757	$28,466	$20,267

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2010	$53,418	$113	$26,940	$131,371	$(3,702)	$(9,846)	$198,294
Comprehensive income:
Net income	—	—	—	21,287	—	—	21,287
Other comprehensive loss, net of tax	—	—	—	—	(1,020)	—	(1,020)

Total comprehensive income							20,267
Purchases of common stock for treasury	—	—	—	—	—	(69)	(69)
Share-based compensation plans:
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock options exercised	—	—	(74)	—	—	290	216
Restricted stock awards issued, net	—	—	(1,853)	—	—	1,853	—
Directors’ retainer	—	—	(15)	—	—	112	97
Accrued undeclared cumulative dividend on Series A preferred stock, net of accretion	367	—	—	(367)	—	—	—
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$250.00 per share	—	—	—	(1,876)	—	—	(1,876)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,477)	—	—	(1,477)
Common-$0.40 per share	—	—	—	(4,334)	—	—	(4,334)

Balance at December 31, 2010	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	22,799	—	—	22,799
Other comprehensive income, net of tax	—	—	—	—	5,667	—	5,667

Total comprehensive income							28,466
Issuance of common stock	—	29	43,098	—	—	—	43,127
Purchases of common stock for treasury	—	—	—	—	—	(215)	(215)
Repurchase of Series A 3% preferred stock	(3)	—	—	—	—	—	(3)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(99)	—	—	—	—	—	(99)
Share-based compensation plans:
Share-based compensation	—	—	1,105	—	—	—	1,105
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(954)	—	—	954	—
Excess tax benefit on share-based compensation	—	—	21	—	—	—	21
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred-$53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% preferred-$8.48 per share	—	—	—	(1,473)	—	—	(1,473)
Common-$0.47 per share	—	—	—	(6,137)	—	—	(6,137)

Balance at December 31, 2011	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2011	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Balance carried forward
Comprehensive income:
Net income	—	—	—	23,449	—	—	23,449
Other comprehensive income, net of tax	—	—	—	—	2,308	—	2,308

Total comprehensive income							25,757
Purchases of common stock for treasury	—	—	—	—	—	(557)	(557)
Repurchase of Series B-1 8.48% preferred stock	(2)	—	—	—	—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	526	—	—	—	526
Stock options exercised	—	—	(10)	—	—	79	69
Restricted stock awards issued, net	—	—	(140)	—	—	140	—
Excess tax benefit on share-based compensation	—	—	97	—	—	—	97
Directors’ retainer	—	—	(10)			107	97
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred-$8.48 per share	—	—	—	(1,469)	—	—	(1,469)
Common-$0.57 per share	—	—	—	(7,810)	—	—	(7,810)

Balance at December 31, 2012	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$23,449	$22,799	$21,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,828	3,466	3,537
Net amortization of premiums on securities	5,284	5,722	3,005
Provision for loan losses	7,128	7,780	6,687
Share-based compensation	526	1,105	1,031
Deferred income tax expense	6,343	6,510	2,468
Proceeds from sale of loans held for sale	55,067	32,839	42,195
Originations of loans held for sale	(52,754)	(31,231)	(44,262)
Increase in company owned life insurance	(1,751)	(1,424)	(1,107)
Net gain on sale of loans held for sale	(1,421)	(880)	(650)
Net gain on disposal of investment securities	(2,651)	(3,003)	(169)
Impairment charges on investment securities	91	18	594
Net loss (gain) on sale and disposal of other assets	381	(67)	203
Contributions to defined benefit pension plan	(8,000)	(10,000)	(4,300)
Loss on extinguishment of debt	—	1,083	—
Increase in other assets	(4,249)	(7,756)	(353)
Increase in other liabilities	7,429	5,057	5,261

Net cash provided by operating activities	38,700	32,018	35,427

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(322,191)	(158,013)	(430,952)
Held to maturity	(15,484)	(17,188)	(19,791)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	175,679	168,976	219,974
Held to maturity	20,819	21,986	30,885
Proceeds from sales of securities available for sale	2,823	44,514	122,090
Net increase in loans, excluding sales	(151,311)	(157,110)	(89,507)
Loans sold or participated to others	—	13,033	—
Purchases of company owned life insurance	(79)	(18,079)	(79)
Proceeds from sales of other assets	734	705	611
Purchases of premises and equipment	(5,840)	(3,678)	(2,438)
Net cash received in branch acquisitions	195,778	—	—

Net cash used in investing activities	(99,072)	(104,854)	(169,207)

Cash flows from financing activities:
Net increase in deposits	43,376	48,709	139,935
Net increase in short-term borrowings	29,108	73,588	17,567
Repayments of long-term borrowings	—	(26,767)	(20,080)
Proceeds from issuance of common stock, net of issuance costs	—	43,127	—
Purchases of common stock for treasury	(557)	(215)	(69)
Repurchase of preferred stock	(2)	(37,549)	—
Repurchase of warrant issued to U.S. Treasury	—	(2,080)	—
Proceeds from stock options exercised	69	91	216
Excess tax benefit on share-based compensation	97	21	—
Cash dividends paid to preferred shareholders	(1,474)	(2,118)	(3,358)
Cash dividends paid to common shareholders	(7,392)	(5,446)	(4,332)

Net cash provided by financing activities	63,225	91,361	129,879

Net increase (decrease) in cash and cash equivalents	2,853	18,525	(3,901)
Cash and cash equivalents, beginning of period	57,583	39,058	42,959

Cash and cash equivalents, end of period	$60,436	$57,583	$39,058

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

(b.) Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. Material estimates relate to the determination of the allowance for loan losses, the carrying value of goodwill and deferred tax assets, the valuation and other than temporary impairment (“OTTI”) considerations related to the securities portfolio, and assumptions used in the defined benefit pension plan accounting. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.

(c.) Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Cash payments:
Interest expense	$10,438	$15,668	$17,676
Income taxes	4,014	5,191	6,923
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$322	$305	$561
Accrued and declared unpaid dividends	2,562	2,144	1,694
Accretion of preferred stock discount	—	1,305	367
Increase (decrease) in net unsettled security purchases	51,135	(67)	(317)
Net transfer of portfolio loans to held for sale	—	13,576	—
Assets acquired and liabilities assumed in branch acquisition:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	77,912	—	—
Deposits and other liabilities	287,331	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d.) Investment Securities

Investment securities are classified as either available for sale or held to maturity. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Other investment securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of comprehensive income and shareholders’ equity.

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

(e.) Loans Held for Sale and Loan Servicing Rights

The Company generally makes the determination of whether to identify a mortgage as held for sale at the time the loan is closed based on the Company’s intent and ability to hold the loan. Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination cost and fees are deferred at origination of the loans and recognized as part of the gain or loss on sale of the loans, determined using the specific identification method, in the consolidated statements of income.

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. MSRs are recorded at their fair value at the time a loan is sold and servicing rights are retained. MSRs are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. On a quarterly basis, the Company evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Company stratifies the related mortgage loans on the basis of their predominant risk characteristics, such as interest rates, year of origination and term, using discounted cash flows and market-based assumptions. Impairment of MSRs is recognized through a valuation allowance, determined by estimating the fair value of each stratum and comparing it to its carrying value. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance. No impairment loss related to the MSRs was recognized during the years ended December 31, 2012 or 2010. The Company recognized an impairment loss related to the MSRs of $35 thousand during the year ended December 31, 2011.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is reported in other assets in the consolidated statements of financial position and amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired. Management reviewed the servicing asset related to the automobile loan servicing rights for impairment as of December 31, 2012 and determined that no valuation allowance was necessary.

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

A loan is considered delinquent when a payment has not been received in accordance with the contractual terms. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for retail loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, if management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan may be returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance (generally a minimum of six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain on nonaccrual status until there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payments will continue. See Allowance for Loan Losses below for further policy discussion and see Note 5 – Loans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2012 had original terms ranging from one to five years.

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

The allowance consists of specific and general components. Specific allowances are established for impaired loans. Impaired commercial business and commercial mortgage loans are individually evaluated and measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2012, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(i.) Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $184 thousand and $475 thousand at December 31, 2012 and 2011, respectively.

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

(l.) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. GAAP requires goodwill to be tested for impairment at the Company’s reporting unit level on an annual basis, which for the Company is September 30th, and more frequently if events or circumstances indicate that there may be impairment. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In testing goodwill for impairment, GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if the Company concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets relate to core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life of approximately nine and a half years. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 7—Goodwill and Other Intangible Assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $8.4 million and $6.8 million as of December 31, 2012 and 2011, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million as of December 31, 2012 and 2011.

(n.) Equity Method Investments

The Company has investments in limited partnerships and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $4.7 million and $4.0 million as of December 31, 2012 and 2011, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16—Earnings Per Common Share.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t.) Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 provide a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) extends the prohibition on applying a blockage factor in valuing financial instruments with quoted prices in active markets; (3) creates an exception to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks by allowing the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) enhances disclosure requirements for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no material impact on the Company’s consolidated financial statements. See Note 18 – Fair Value Measurements to the consolidated financial statements for the enhanced disclosures required by ASU No. 2011-04.In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income beginning with the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no material impact on the Company’s statements of income and financial condition.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(2.) BRANCH ACQUISITIONS

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four First Niagara retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows:

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

The operating results of the acquired branches included in the Company’s consolidated statement of income for the year ended December 31, 2012 reflect only amounts from the acquisition dates through December 31, 2012. The operating results of the acquired branches prior to the acquisition dates were not material for purposes of supplemental disclosure under the FASB guidance on business combinations.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(3.) INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$128,097	$3,667	$69	$131,695
State and political subdivisions	188,997	6,285	72	195,210
Mortgage-backed securities:
Federal National Mortgage Association	147,946	4,394	188	152,152
Federal Home Loan Mortgage Corporation	65,426	1,430	—	66,856
Government National Mortgage Association	56,166	3,279	—	59,445
Collateralized mortgage obligations:
Federal National Mortgage Association	60,805	1,865	2	62,668
Federal Home Loan Mortgage Corporation	78,581	1,911	—	80,492
Government National Mortgage Association	70,989	2,168	—	73,157
Privately issued	73	1,025	—	1,098

Total collateralized mortgage obligations	210,448	6,969	2	217,415

Total mortgage-backed securities	479,986	16,072	190	495,868
Asset-backed securities	121	902	—	1,023

Total available for sale securities	$797,201	$26,926	$331	$823,796

Securities held to maturity:
State and political subdivisions	$17,905	$573	$—	$18,478

December 31, 2011
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$94,947	$2,770	$5	$97,712
State and political subdivisions	119,099	5,336	11	124,424
Mortgage-backed securities:
Federal National Mortgage Association	98,679	2,944	—	101,623
Federal Home Loan Mortgage Corporation	63,838	1,017	—	64,855
Government National Mortgage Association	73,226	3,376	—	76,602
Collateralized mortgage obligations:
Federal National Mortgage Association	28,339	581	7	28,913
Federal Home Loan Mortgage Corporation	22,318	675	1	22,992
Government National Mortgage Association	103,975	2,654	18	106,611
Privately issued	327	1,762	—	2,089

Total collateralized mortgage obligations	154,959	5,672	26	160,605

Total mortgage-backed securities	390,702	13,009	26	403,685
Asset-backed securities	297	1,400	—	1,697

Total available for sale securities	$605,045	$22,515	$42	$627,518

Securities held to maturity:
State and political subdivisions	$23,297	$667	$—	$23,964

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(3.) INVESTMENT SECURITIES (Continued)

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2012	2011	2010
Taxable interest and dividends	$12,202	$14,185	$17,101
Tax-exempt interest and dividends	4,242	3,828	3,521

Total interest and dividends on securities	$16,444	$18,013	$20,622

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Proceeds from sales	$2,823	$44,514	$122,090
Gross realized gains	2,651	3,051	173
Gross realized losses	—	48	4

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2012 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$28,967	$29,165
Due from one to five years	94,479	98,341
Due after five years through ten years	318,124	326,802
Due after ten years	355,631	369,488

	$797,201	$823,796

Debt securities held to maturity:
Due in one year or less	$12,886	$12,974
Due from one to five years	4,164	4,455
Due after five years through ten years	768	931
Due after ten years	87	118

	$17,905	$18,478

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(3.) INVESTMENT SECURITIES (Continued)

There were no unrealized losses in held to maturity securities at December 31, 2012 or December 31, 2011. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. Government agencies and government sponsored enterprises	$13,265	$67	$2,967	$2	$16,232	$69
State and political subdivisions	8,471	72	—	—	8,471	72
Mortgage-backed securities:
Federal National Mortgage Association	25,200	188	—	—	25,200	188
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,173	2	1,173	2

Total collateralized mortgage obligations	—	—	1,173	2	1,173	2

Total mortgage-backed securities	25,200	188	1,173	2	26,373	190

Total temporarily impaired securities	$46,936	$327	$4,140	$4	$51,076	$331

December 31, 2011
U.S. Government agencies and government sponsored enterprises	$2,177	$1	$5,246	$4	$7,423	$5
State and political subdivisions	452	2	646	9	1,098	11
Mortgage-backed securities:
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,817	7	1,817	7
Federal Home Loan Mortgage Corporation	—	—	388	1	388	1
Government National Mortgage Association	6,138	18	—	—	6,138	18

Total collateralized mortgage obligations	6,138	18	2,205	8	8,343	26

Total mortgage-backed securities	6,138	18	2,205	8	8,343	26

Total temporarily impaired securities	$8,767	$21	$8,097	$21	$16,864	$42

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2012 was 52 compared to 14 at December 31, 2011. At December 31, 2012, the Company had positions in six investment securities with an amortized cost of $4.1 million and an unrealized loss of $4 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 46 securities positions in the Company’s investment portfolio, with an amortized cost of $47.3 million and a total unrealized loss of $327 thousand at December 31, 2012, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(3.) INVESTMENT SECURITIES (Continued)

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

The following summarizes the amounts of OTTI recognized during the years ended December 31 by investment category (in thousands).

	2012	2011	2010
Mortgage-backed securities—Privately issued whole loan CMOs	$91	$18	$—
Asset-backed securities—Trust preferred securities	—	—	526
Asset-backed securities—Other	—	—	68

Total OTTI	$91	$18	$594

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2012, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2012, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery and the Company expects to recover the entire amortized cost of these impaired securities. Accordingly, as of December 31, 2012, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(4.) LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate mortgages and totaled $1.5 million and $2.4 million as of December 31, 2012 and 2011, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $273.3 million and $297.8 million as of December 31, 2012 and 2011, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $5.6 million and $5.9 million as of December 31, 2012 and 2011, respectively.

The activity in capitalized mortgage servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Mortgage servicing assets, beginning of year	$1,609	$1,642	$1,534
Originations	554	319	408
Amortization	(526)	(352)	(300)

Mortgage servicing assets, end of year	1,637	1,609	1,642
Valuation allowance	(168)	(210)	(175)

Mortgage servicing assets, net, end of year	$1,469	$1,399	$1,467

During 2011, the Company sold $13.0 million of indirect auto loans under a 90%/10% participation agreement, recognizing a gain of $153 thousand. The loans were reclassified from portfolio to loans held for sale during the second quarter of 2011. The loan servicing asset for these loans, included in other assets in the consolidated statements of financial condition, was $250 thousand and $574 thousand as of December 31, 2012 and 2011, respectively. The Company will continue to service the loans for a fee in accordance with the participation agreement.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2012
Commercial business	$258,706	$(31)	$258,675
Commercial mortgage	414,282	(958)	413,324
Residential mortgage	133,341	179	133,520
Home equity	282,503	4,146	286,649
Consumer indirect	559,964	26,830	586,794
Other consumer	26,657	107	26,764

Total	$1,675,453	$30,273	1,705,726

Allowance for loan losses			(24,714)

Total loans, net			$1,681,012

2011
Commercial business	$233,727	$109	$233,836
Commercial mortgage	394,034	(790)	393,244
Residential mortgage	113,865	46	113,911
Home equity	227,853	3,913	231,766
Consumer indirect	465,807	21,906	487,713
Other consumer	24,138	168	24,306

Total	$1,459,424	$25,352	1,484,776

Allowance for loan losses			(23,260)

Total loans, net			$1,461,516

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on substantially the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $292 thousand and $378 thousand at December 31, 2012 and 2011, respectively. During 2012, new borrowings amounted to $50 thousand (including borrowings of executive officers and directors that were outstanding at the time of their election), and repayments and other reductions were $136 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2012
Commercial business	$160	$—	$—	$160	$3,413	$255,133	$258,706
Commercial mortgage	331	—	—	331	1,799	412,152	414,282
Residential mortgage	376	—	—	376	2,040	130,925	133,341
Home equity	675	10	—	685	939	280,879	282,503
Consumer indirect	1,661	163	—	1,824	891	557,249	559,964
Other consumer	127	35	18	180	25	26,452	26,657

Total loans, gross	$3,330	$208	$18	$3,556	$9,107	$1,662,790	$1,675,453

2011
Commercial business	$35	$—	$—	$35	$1,259	$232,433	$233,727
Commercial mortgage	165	—	—	165	2,928	390,941	394,034
Residential mortgage	517	—	—	517	1,644	111,704	113,865
Home equity	749	68	—	817	682	226,354	227,853
Consumer indirect	984	92	—	1,076	558	464,173	465,807
Other consumer	106	10	5	121	—	24,017	24,138

Total loans, gross	$2,556	$170	$5	$2,731	$7,071	$1,449,622	$1,459,424

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2012 and December 31, 2011. There were $18 thousand and $5 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2012 and December 31, 2011, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, estimated interest income of $555 thousand, $438 thousand, and $474 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS (Continued)

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

The following presents, by loan class, information related to loans modified in a TDR during the years ended December 31 (in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2012
Commercial business	3	$536	$536
Commercial mortgage	4	648	648

Total	7	$1,184	$1,184

2011
Commercial business	6	$142	$142
Commercial mortgage	1	280	280

Total	7	$422	$422

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans and releasing collateral in consideration of payment. All loans restructured during the years ended December 31, 2012 and 2011 were on nonaccrual status at the end of those respective years. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due. One commercial business loan restructured during 2012 with a balance of $52 thousand at December 31, 2012 was in default. One commercial real estate loan restructured during 2011 with a balance of $261 thousand at December 31, 2011 was in default. These defaults did not significantly impact the Company’s determination of the allowance for loan losses.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2012
With no related allowance recorded:
Commercial business	$963	$1,425	$—	$755	$—
Commercial mortgage	911	1,002	—	1,310	—

	1,874	2,427	—	2,065	—
With an allowance recorded:
Commercial business	2,450	2,450	664	2,114	—
Commercial mortgage	888	888	310	1,858	—

	3,338	3,338	974	3,972	—

	$5,212	$5,765	$974	$6,037	$—

2011
With no related allowance recorded:
Commercial business	$342	$1,266	$—	$361	$—
Commercial mortgage	605	696	—	583	—

	947	1,962	—	944	—
With an allowance recorded:
Commercial business	917	917	436	1,033	—
Commercial mortgage	2,323	2,323	644	2,172	—

	3,240	3,240	1,080	3,205	—

	$4,187	$5,202	$1,080	$4,149	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

During the year ended December 31, 2010, the Company’s average investment in impaired loans was $4.5 million. There was no interest income recognized on impaired loans during the year ended December 31, 2010.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2012
Uncriticized	$240,291	$400,576
Special mention	6,591	6,495
Substandard	11,824	7,211
Doubtful	—	—

Total	$258,706	$414,282

2011
Uncriticized	$221,477	$383,700
Special mention	7,445	2,388
Substandard	4,805	7,946
Doubtful	—	—

Total	$233,727	$394,034

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
2012
Performing	$131,301	$281,564	$559,073	$26,632
Non-performing	2,040	939	891	25

Total	$133,341	$282,503	$559,964	$26,657

2011
Performing	$112,221	$227,171	$465,249	$24,138
Non-performing	1,644	682	558	—

Total	$113,865	$227,853	$465,807	$24,138

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2012
Allowance for loan losses:
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	(729)	(745)	(326)	(305)	(6,589)	(874)	(9,568)
Recoveries	336	261	130	44	2,769	354	3,894
Provision	1,241	647	78	301	4,346	515	7,128

Ending balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714

Evaluated for impairment:
Individually	$664	$310	$—	$—	$—	$—	$974

Collectively	$4,220	$6,271	$740	$1,282	$10,715	$512	$23,740

Loans:
Ending balance	$258,706	$414,282	$133,341	$282,503	$559,964	$26,657	$1,675,453

Evaluated for impairment:
Individually	$3,413	$1,799	$—	$—	$—	$—	$5,212

Collectively	$255,293	$412,483	$133,341	$282,503	$559,964	$26,657	$1,670,241

2011
Allowance for loan losses:
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	(1,346)	(751)	(152)	(449)	(4,713)	(877)	(8,288)
Recoveries	401	245	90	44	2,066	456	3,302
Provision (credit)	1,269	493	(93)	675	5,082	354	7,780

Ending balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260

Evaluated for impairment:
Individually	$436	$644	$—	$—	$—	$—	$1,080

Collectively	$3,600	$5,774	$858	$1,242	$10,189	$517	$22,180

Loans:
Ending balance	$233,727	$394,034	$113,865	$227,853	$465,807	$24,138	$1,459,424

Evaluated for impairment:
Individually	$1,259	$2,928	$—	$—	$—	$—	$4,187

Collectively	$232,468	$391,106	$113,865	$227,853	$465,807	$24,138	$1,455,237

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(5.) LOANS (Continued)

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(6.) PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2012	2011
Land and land improvements	$4,883	$4,330
Buildings and leasehold improvements	43,402	40,590
Furniture, fixtures, equipment and vehicles	24,440	23,414

Premises and equipment	72,725	68,334
Accumulated depreciation and amortization	(36,107)	(35,249)

Premises and equipment, net	$36,618	$33,085

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3.6 million for the year ended December 31, 2012 and $3.5 million for the years ended December 31, 2011 and 2010.

(7.) GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the years ended December 31, 2012 and 2011 was as follows (in thousands):

	2012	2011
Goodwill, beginning of year	$37,369	$37,369
Branch acquisitions	11,599	—
Impairment	—	—

Goodwill, end of year	$48,968	$37,369

Pursuant to the adoption of ASU 2011-08 in 2012, the Company first performed a qualitative assessment of goodwill at the reporting unit level, the Bank, to determine if it was more likely than not that the fair value of the reporting unit is less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. The results of the qualitative assessment for 2012 indicated that it was not more likely than not that the fair value of the reporting unit is less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2012. In 2011 and 2010, prior to the adoption of ASU 2011-08, the Company performed a quantitative impairment test that did not result in any impairment.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The amount of goodwill to be deducted for tax purposes was $11.3 million at December 31, 2012.

The Company’s other intangible assets consisted entirely of a core deposit intangible asset. The gross carrying amount and accumulated amortization for the core deposit intangible asset was $2.0 million and $190 thousand, respectively, at December 31, 2012. The Company had no other intangible assets as of December 31, 2011. Core deposit intangible amortization expense, included in other noninterest expense on the consolidated statements of income, was $190 thousand for the year ended December 31, 2012. There was no core deposit intangible amortization expense for the years ended December 31, 2011 and 2010.

Estimated core deposit intangible amortization expense for each of the next five years is as follows:

2013	$386
2014	341
2015	296
2016	251
2017	205

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(8.) DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2012	2011
Noninterest-bearing demand	$501,514	$393,421
Interest-bearing demand	449,744	362,555
Savings and money market	655,598	474,947
Certificates of deposit, due:
Within one year	495,423	547,874
One to two years	91,052	84,687
Two to three years	35,993	17,974
Three to five years	31,721	50,000
Thereafter	749	141

Total certificates of deposit	654,938	700,676

Total deposits	$2,261,794	$1,931,599

Certificates of deposit in denominations of $100,000 or more at December 31, 2012 and 2011 amounted to $222.4 million and $214.2 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2012	2011	2010
Interest-bearing demand	$598	$614	$705
Savings and money market	998	1,056	1,133
Certificates of deposit	6,866	9,764	13,015

Total interest expense on deposits	$8,462	$11,434	$14,853

(9.) BORROWINGS

There were no long-term borrowings outstanding as of December 31, 2012 and 2011. Outstanding short-term borrowings are summarized as follows as of December 31 (in thousands):

	2012	2011
Short-term borrowings:
Federal funds purchased	$—	$11,597
Repurchase agreements	40,806	36,301
Short-term FHLB borrowings	139,000	102,800

Total short-term borrowings	$179,806	$150,698

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. At December 31, 2012, the Company’s short-term borrowings had a weighted average rate of 0.54%.

Short-term Borrowings

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2011 consisted of $65.0 million in overnight borrowings and $37.8 million in short-term advances.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(9.) BORROWINGS (Continued)

Long-term Borrowings

The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, amortizing and term advances, and repurchase agreements. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no FHLB borrowings outstanding as of December 31, 2012 and 2011.

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

(10.) COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2012	2011
Commitments to extend credit	$435,948	$374,266
Standby letters of credit	9,223	8,855

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.8 million and $2.9 million at December 31, 2012 and 2011, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(10.) COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligations

The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2012 (in thousands):

2013	$1,433
2014	1,384
2015	1,305
2016	1,197
2017	826
Thereafter	4,347

$10,492

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $1.6 million, $1.5 million and $1.4 million in 2012, 2011 and 2010, respectively.

Contingent Liabilities

In the ordinary course of business there are various threatened and pending legal proceedings against the Company. Based on consultation with outside legal counsel, management believes that the aggregate liability, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

(11.) REGULATORY MATTERS

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

December 31, 2012, 2011 and 2010

(11.) REGULATORY MATTERS (Continued)

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

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows as of December 31 (in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Tier 1 leverage:	Company	$199,824	7.70%	$103,828	4.00%	$129,785	5.00%
	Bank	191,704	7.40	103,664	4.00	129,580	5.00
Tier 1 capital:	Company	199,824	10.70	74,671	4.00	112,006	6.00
	Bank	191,704	10.29	74,515	4.00	111,773	6.00
Total risk-based capital:	Company	223,176	11.96	149,341	8.00	186,677	10.00
	Bank	215,008	11.54	149,031	8.00	186,289	10.00
2011
Tier 1 leverage:	Company	$197,086	8.63%	$91,310	4.00%	$114,138	5.00%
	Bank	184,639	8.10	91,192	4.00	113,990	5.00
Tier 1 capital:	Company	197,086	12.20	64,645	4.00	96,967	6.00
	Bank	184,639	11.46	64,445	4.00	96,667	6.00
Total risk-based capital:	Company	217,325	13.45	129,290	8.00	161,612	10.00
	Bank	204,817	12.71	128,890	8.00	161,112	10.00

As of December 31, 2012, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, Tier 1 capital and total risk-based capital ratios.

Federal Reserve Requirements

The Bank is required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2012 and 2011.

Dividend Restrictions

In the ordinary course of business, the Company is dependent upon dividends from Five Star Bank to provide funds for the payment of interest expense on the junior subordinated debentures, dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. The Company is no longer subject to the limitations prescribed by the terms of the Treasury’s TARP Capital Purchase Program. See Note 12—Shareholders’ Equity.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(12.) SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 174,709 shares and 174,735 shares of preferred stock issued and outstanding as of December 31, 2012 and 2011, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2012
Shares outstanding at beginning of year	13,803,116	358,481	14,161,597
Restricted stock awards issued, net of forfeitures	7,857	(7,857)	—
Stock options exercised	4,250	(4,250)	—
Treasury stock purchases	(33,330)	33,330	—
Directors’ retainer	5,816	(5,816)	—

Shares outstanding at end of year	13,787,709	373,888	14,161,597

2011
Shares outstanding at beginning of year	10,937,506	410,616	11,348,122
Shares issued in common stock offering	2,813,475	—	2,813,475
Restricted stock awards issued, net of forfeitures	51,070	(51,070)	—
Stock options exercised	6,357	(6,357)	—
Treasury stock purchases	(11,181)	11,181	—
Directors’ retainer	5,889	(5,889)	—

Shares outstanding at end of year	13,803,116	358,481	14,161,597

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

Preferred Stock

Series A 3% Preferred Stock. There were 1,499 shares and 1,500 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2012 and 2011, respectively. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 173,210 shares and 173,235 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2012 and 2011, respectively. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(12.) SHAREHOLDERS’ EQUITY (Continued)

Redemption of Series A Preferred Stock and Warrant

In December 2008, under the Treasury’s TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement—Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $14.88 per share (the “Warrant”), of the Company.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(13.) OTHER COMPREHENSIVE INCOME

Other comprehensive income is reported in the accompanying consolidated statements of comprehensive income and changes in shareholders’ equity. Information related to other comprehensive income for the years ended December 31 was as follows (in thousands):

	Pre-tax Amount	Tax Expense (Benefit)	Net-of-tax Amount
2012
Securities available for sale:
Change in net unrealized gain/loss during the period	$6,682	$2,646	$4,036
Reclassification adjustment for gains included in income	(2,651)	(1,050)	(1,601)
Reclassification adjustment for impairment charges included in income	91	36	55

	4,122	1,632	2,490
Change in net actuarial gain/loss and prior service cost on defined benefit pension and post-retirement plans	(300)	(118)	(182)

Other comprehensive income	$3,822	$1,514	$2,308

2011
Securities available for sale:
Change in net unrealized gain/loss during the period	$22,350	$8,855	$13,495
Reclassification adjustment for gains included in income	(3,003)	(1,190)	(1,813)
Reclassification adjustment for impairment charges included in income	18	7	11

	19,365	7,672	11,693
Change in net actuarial gain/loss and prior service cost on defined benefit pension and post-retirement plans	(9,979)	(3,953)	(6,026)

Other comprehensive income	$9,386	$3,719	$5,667

2010
Securities available for sale:
Change in net unrealized gain/loss during the period	$(16)	$19	$(35)
Reclassification adjustment for gains included in income	(169)	(67)	(102)
Reclassification adjustment for impairment charges included in income	594	235	359

	409	187	222
Change in net actuarial gain/loss and prior service cost on defined benefit pension and post-retirement plans	(2,192)	(950)	(1,242)

Other comprehensive loss	$(1,783)	$(763)	$(1,020)

The components of accumulated other comprehensive income (loss), net of tax, as of December 31 were as follows (in thousands):

	2012	2011
Net actuarial loss and prior service cost on defined benefit pension and post-retirement plans	$(12,807)	$(12,625)
Net unrealized gain on securities available for sale	16,060	13,570

	$3,253	$945

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(14.) SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2009, the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”), and collectively with the Management Plan, “the Plans”. An aggregate of 690,000 shares of the Company’s common stock have been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants, all which are defined in the plan. An aggregate of 250,000 shares of the Company’s common stock have been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all which are defined in the plan. Under both plans, for purposes of calculating the number of shares of common stock available for issuance, each share of common stock granted pursuant to a restricted stock grant shall count as 1.64 shares of common stock. As of December 31, 2012, there were approximately 200,000 and 451,000 shares available for grant under the Director’s Plan and Management Plan, respectively, of which 61% were available for issuance as restricted stock grants.

Under the Plans, the Board, in the case of the Director’s Plan, or the Compensation Committee, in the case of the Management Plan, may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the market price of the Company’s stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When option recipients exercise their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. Shares of restricted stock granted to employees generally vest over 2 to 3 years from the grant date. Fifty percent of the shares of restricted stock granted to non-employee directors generally vests on the date of grant and the remaining fifty percent generally vests one year from the grant date. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock grants are forfeited before they vest, the shares are reacquired into treasury stock.

The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The share-based compensation expense for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Stock options:
Management Stock Incentive Plan	$12	$55	$110
Director Stock Incentive Plan	—	14	43

Total stock options	12	69	153
Restricted stock awards:
Management Stock Incentive Plan	382	917	761
Director Stock Incentive Plan	132	119	117

Total restricted stock awards	514	1,036	878

Total share-based compensation	$526	$1,105	$1,031

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(14.) SHARE-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2012, 2011 or 2010. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2012. The following is a summary of stock option activity for the year ended December 31, 2012 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	368,058	$20.70
Granted	—	—
Exercised	(4,250)	15.85
Forfeited	—	—
Expired	(44,533)	24.55

Outstanding at end of period	319,275	$20.22	2.6 years	$71
Exercisable at end of period	319,275	$20.22	2.6 years	$71

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2012, 2011 and 2010 was $10 thousand, $31 thousand, and $59 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2012, 2011 and 2010 was $69 thousand, $91 thousand, and $216 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award activity for the year ended December 31, 2012:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	166,654	$14.34
Granted	57,541	17.32
Vested	(94,931)	12.79
Forfeited	(49,684)	16.67

Outstanding at end of period	79,580	$16.89

As of December 31, 2012, there was $458 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.31 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(15.) INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2012	2011	2010
Current tax expense:
Federal	$4,021	$3,747	$5,781
State	955	1,158	1,103

Total current tax expense	4,976	4,905	6,884

Deferred tax expense (benefit):
Federal	5,262	5,584	2,852
State	1,081	926	(384)

Total deferred tax expense	6,343	6,510	2,468

Total income tax expense	$11,319	$11,415	$9,352

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(4.6)	(4.3)	(4.2)
Non-taxable earnings on company owned life insurance	(1.8)	(1.5)	(1.3)
State taxes, net of federal tax benefit	3.8	4.0	1.5
Nondeductible expenses	0.3	0.4	0.6
Other, net	(0.1)	(0.2)	(1.1)

Effective tax rate	32.6%	33.4%	30.5%

Total income tax expense was allocated as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Income tax expense	$11,319	$11,415	$9,352
Shareholder’s equity	1,514	3,718	(763)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Other than temporary impairment of investment securities	$5,283	$11,326
Allowance for loan losses	9,791	9,106
Share-based compensation	1,111	1,437
SERP agreements	734	285
Deferred compensation	868	499
Interest on nonaccrual loans	732	716
Accrued pension costs	—	538
Tax attribute carryforward benefits	—	463
Other	798	467

Gross deferred tax assets	19,317	24,837
Deferred tax liabilities:
Net unrealized gain on securities available for sale	10,536	8,903
Depreciation and amortization	1,827	1,741
Prepaid pension costs	1,648	—
Loan servicing assets	681	781
Deferred loan origination costs	—	930

Gross deferred tax liabilities	14,692	12,355

Net deferred tax asset	$4,625	$12,482

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(15.) INCOME TAXES (Continued)

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

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2012 or 2011.

The Company and its subsidiaries are subject to federal and New York State (“NYS”) income taxes. The federal income tax years currently open for audits are 2007 through 2012. The NYS income tax years currently open for audits are 2009 through 2012.

At December 31, 2012, the Company had no federal or NYS net operating loss or tax credit carryforwards.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2012 and 2011. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2012. As of December 31, 2012, there were no amounts accrued for interest or penalties related to uncertain tax positions.

(16.) EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts).

	2012	2011	2010
Net income available to common shareholders	$21,975	$19,617	$17,562
Less: Earnings allocated to participating securities	2	38	105

Net income available to common shareholders for EPS	$21,973	$19,579	$17,457

Weighted average common shares outstanding:
Total shares issued	14,162	13,599	11,348
Unvested restricted stock awards	(107)	(166)	(154)
Treasury shares	(359)	(366)	(427)

Total basic weighted average common shares outstanding	13,696	13,067	10,767
Incremental shares from assumed:
Exercise of stock options	4	3	6
Vesting of restricted stock awards	51	65	27
Exercise of warrant	—	22	45

Total diluted weighted average common shares outstanding	13,751	13,157	10,845
Basic earnings per common share	$1.60	$1.50	$1.62

Diluted earnings per common share	$1.60	$1.49	$1.61

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	303	339	353
Restricted stock awards	1	—	—

	304	339	353

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(17.) EMPLOYEE BENEFIT PLANS

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

The following table provides a reconciliation of the Company’s changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$48,303	$38,381
Service cost	2,037	1,756
Interest cost	2,017	2,027
Actuarial loss	3,291	7,939
Benefits paid and plan expenses	(2,023)	(1,800)

Projected benefit obligation at end of period	53,625	48,303

Change in plan assets:
Fair value of plan assets at beginning of period	46,943	38,731
Actual return on plan assets	4,865	12
Employer contributions	8,000	10,000
Benefits paid and plan expenses	(2,023)	(1,800)

Fair value of plan assets at end of period	57,785	46,943

Funded (unfunded) status at end of period	$4,160	$(1,360)

The accumulated benefit obligation was $48.0 million and $43.3 million at December 31, 2012 and 2011, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company had no minimum required contribution for the 2013 fiscal year, but for tax purposes chose to contribute $8.0 million to its pension plan prior to December 31, 2012.

Estimated benefit payments under the pension plan over the next ten years at December 31, 2012 are as follows (in thousands):

2013	$1,637
2014	1,724
2015	1,882
2016	2,106
2017	2,284
2018 – 2022	13,128

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2012	2011	2010
Service cost	$2,037	$1,756	$1,633
Interest cost on projected benefit obligation	2,017	2,027	1,933
Expected return on plan assets	(3,211)	(2,653)	(2,444)
Amortization of unrecognized loss	1,370	608	458
Amortization of unrecognized prior service cost	20	19	11

Net periodic pension cost	$2,233	$1,757	$1,591

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(17.) EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2012	2011	2010
Weighted average discount rate	4.27%	5.38%	5.89%
Rate of compensation increase	3.00%	3.00%	3.50%
Expected long-term rate of return	7.00%	7.00%	7.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2012	2011	2010
Weighted average discount rate	3.84%	4.27%	5.38%
Rate of compensation increase	3.00%	3.00%	3.00%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

The weighted average expected long-term rate of return is estimated based on current trends in the Plan’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27, “Selection of Economic Assumptions for Measuring Pension Obligations”, for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate of return:

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

December 31, 2012, 2011 and 2010

(17.) EMPLOYEE BENEFIT PLANS (Continued)

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

All other investments not prohibited by the Plan are permitted. At December 31, 2012 and 2011, the Plan held certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

				Weighted
				Average
	2013	Percentage of Plan Assets		Expected
	Target	at December 31,		Long-term
	Allocation	2012	2011	Rate of Return
Asset category:
Cash equivalents	0 – 20%	12.8%	10.6%	0.38%
Equity securities	40 – 60	45.5	47.9	3.95
Fixed income securities	40 – 60	41.7	41.5	1.90
Other financial instruments	0 – 5	—	—	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(17.) EMPLOYEE BENEFIT PLANS (Continued)

Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 18—Fair Value Measurements). There were no assets classified as Level 3 assets during the years ended December 31, 2012 and 2011. The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following table (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2012
Cash equivalents:
Foreign currencies	60	—	—	60
Government issues	—	314	—	314
Short term investment funds	—	7,083	—	7,083

Total cash equivalents	60	7,397	—	7,457
Equity securities:
Common stock	25,447	—	—	25,447
Depository receipts	569	—	—	569
Preferred stock	113	—	—	113
Real estate investment fund	113	—	—	113

Total equity securities	26,242	—	—	26,242
Fixed income securities:
Auto loan receivable	—	313	—	313
Collateralized mortgage obligations	—	6,262	—	6,262
Corporate Bonds	—	5,456	—	5,456
FHLMC	—	717	—	717
FNMA	—	2,867	—	2,867
GNMA I	—	31	—	31
GNMA II	—	133	—	133
Government Issues	—	8,231	—	8,231
Municipals	—	63	—	63
Other Asset Backed	—	14	—	14

Total fixed income securities	—	24,087	—	24,087

Total Plan investments	$26,302	31,484	—	57,786

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(17.) EMPLOYEE BENEFIT PLANS (Continued)

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2011
Cash equivalents:
Foreign currencies	81	—	—	81
Short term investment funds	—	4,901	—	4,901

Total cash equivalents	81	4,901	—	4,982
Equity securities:
Common stock	21,951	—	—	21,951
Depository receipts	473	—	—	473
Preferred stock	69	—	—	69

Total equity securities	22,493	—	—	22,493
Fixed income securities:
Auto loan receivable	—	6	—	6
Collateralized mortgage obligations	—	4,587	—	4,587
Corporate Bonds	—	4,171	—	4,171
FHLMC	—	809	—	809
FNMA	—	2,500	—	2,500
GNMA I	—	34	—	34
GNMA II	—	175	—	175
Government Issues	—	7,078	—	7,078
Municipals	—	55	—	55
Other Asset Backed	—	53	—	53

Total fixed income securities	—	19,468	—	19,468

Total Plan investments	$22,574	24,369	—	46,943

At December 31, 2012 the portfolio was managed by two investment firms, with control of the portfolio split approximately 49% and 43% under the control of the investment managers with the remaining 8% under the direct control of the Plan. A portfolio concentration in the State Street Bank & Trust Co. Short Term Investment Fund of 12% and 10% existed at December 31, 2012 and 2011, respectively.

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $118 thousand and $122 thousand as of December 31, 2012 and 2011, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2012, 2011 and 2010. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(17.) EMPLOYEE BENEFIT PLANS (Continued)

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan, on a pre-tax basis as of December 31 are summarized below (in thousands):

	2012	2011
Defined benefit plan:
Net actuarial loss	$(21,428)	$(21,160)
Prior service cost	(93)	(113)

	(21,521)	(21,273)

Postretirement benefit plan:
Net actuarial loss	(195)	(210)
Prior service credit	508	575

	313	365

Total recognized in accumulated other comprehensive loss	$(21,208)	$(20,908)

Changes in plan assets and benefit obligations recognized in other comprehensive loss on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2012	2011
Defined benefit plan:
Net actuarial loss	$(1,638)	$(10,580)
Amortization of net loss	1,370	608
Amortization of prior service cost	20	19

	(248)	(9,953)

Postretirement benefit plan:
Net actuarial gain	15	42
Amortization of prior service credit	(67)	(68)

	(52)	(26)

Total recognized in other comprehensive loss	$(300)	$(9,979)

For the year ending December 31, 2013, the estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $1.3 million and $20 thousand, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated as 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2012, 2011 or 2010. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.0 million in 2012 and 2011 and $936 thousand in 2010.

Supplemental Executive Retirement Plans

The Company has non-qualified Supplemental Executive Retirement Plans (“SERPs”) covering four former executives. The unfunded pension liability related to the SERPs was $2.2 million and $1.0 million at December 31, 2012 and 2011, respectively. SERP expense was $1.3 million, $67 thousand, and $262 thousand for 2012, 2011 and 2010, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(18.) FAIR VALUE MEASUREMENTS

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

December 31, 2012, 2011 and 2010

(18.) FAIR VALUE MEASUREMENTS (Continued)

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(18.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$131,695	$—	$131,695
State and political subdivisions	—	195,210	—	195,210
Mortgage-backed securities	—	495,868	—	495,868
Asset-backed securities:
Trust preferred securities	—	754	—	754
Other	—	269	—	269

	$—	$823,796	$—	$823,796

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,518	$—	$1,518
Collateral dependent impaired loans	—	—	2,364	2,364
Other assets:
Loan servicing rights	—	—	1,719	1,719
Other real estate owned	—	—	184	184

	$—	$1,518	$4,267	$5,785

2011
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$97,712	$—	$97,712
State and political subdivisions	—	124,424	—	124,424
Mortgage-backed securities	—	403,685	—	403,685
Asset-backed securities:
Trust preferred securities	—	—	1,636	1,636
Other	—	61	—	61

	$—	$625,882	$1,636	$627,518

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,410	$—	$2,410
Collateral dependent impaired loans	—	—	2,160	2,160
Other assets:
Loan servicing rights	—	—	1,973	1,973
Other real estate owned	—	—	475	475

	$—	$2,410	$4,608	$7,018

There were no transfers between level 1 and 2 during the years ended December 31, 2012 and 2011. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2012 and 2011.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(18.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$2,364	Appraisal of collateral (1)	Appraisal adjustments (2)	16% – 100% discount
		Discounted cash flow	Discount rate	4.9%(3)
			Risk premium rate	10.1%(3)
Loan servicing rights	1,719	Discounted cash flow	Discount rate	4.1%(3)
			Constant prepayment rate	28.9%(3)
Other real estate owned	184	Appraisal of collateral (1)	Appraisal adjustments (2)	20% – 55% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012. The Company transferred all of the assets classified as Level 3 assets at December 31, 2011 to Level 2 during the three months ended March 31, 2012. The transfers of the $1.5 million of pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows (in thousands):

	2012	2011
Securities available for sale, beginning of period	$1,636	$572
Sales	(360)	(2,478)
Principal paydowns and other	—	(53)
Total gains (losses) realized/unrealized:
Included in earnings	331	2,263
Included in other comprehensive income	(102)	1,332
Transfers from Level 3 to Level 2	(1,505)	—

Securities available for sale, end of period	$—	$1,636

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(18.) FAIR VALUE MEASUREMENTS (Continued)

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

The estimated fair value approximates carrying value for cash and cash equivalents, FHLB and FRB stock, accrued interest receivable, non-maturity deposits, short-term borrowings and accrued interest payable. Fair value estimates for other financial instruments not included elsewhere in this disclosure are discussed below.

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

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31(in thousands):

	Level in	2012		2011
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$60,436	$60,436	$57,583	$57,583
Securities available for sale	Level 2	823,796	823,796	625,882	625,882
Securities available for sale (1)	Level 3	—	—	1,636	1,636
Securities held to maturity	Level 2	17,905	18,478	23,297	23,964
Loans held for sale	Level 2	1,518	1,547	2,410	2,442
Loans	Level 2	1,678,648	1,701,419	1,459,356	1,490,999
Loans (2)	Level 3	2,364	2,364	2,160	2,160
Accrued interest receivable	Level 1	7,843	7,843	7,655	7,655
FHLB and FRB stock	Level 2	12,321	12,321	10,674	10,674
Financial liabilities:
Non-maturity deposits	Level 1	1,606,856	1,606,856	1,230,923	1,230,923
Time deposits	Level 2	654,938	658,342	700,676	702,720
Short-term borrowings	Level 1	179,806	179,806	150,698	150,698
Accrued interest payable	Level 1	3,819	3,819	5,207	5,207

(1)	Comprised of trust preferred asset-backed securities.
(2)	Comprised of collateral dependent impaired loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(19.) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition	December 31,
	2012	2011
Assets:
Cash and due from subsidiary	$6,602	$11,621
Investment in and receivables due from subsidiary	246,535	223,577
Other assets	3,563	4,337

Total assets	$256,700	$239,535

Liabilities and shareholders’ equity:
Other liabilities	$2,803	$2,341
Shareholders’ equity	253,897	237,194

Total liabilities and shareholders’ equity	$256,700	$239,535

Condensed Statements of Income	Years ended December 31,
	2012	2011	2010
Dividends from subsidiary and associated companies	$4,000	$9,233	$23,151
Management and service fees from subsidiary	517	1,161	1,163
Other income (loss)	24	78	(134)

Total income	4,541	10,472	24,180

Operating expenses	2,732	3,787	4,005
Loss on extinguishment of debt	—	1,083	—

Total expenses	2,732	4,870	4,005

Income before income tax benefit and equity in undistributed earnings of subsidiary	1,809	5,602	20,175
Income tax benefit	991	1,539	1,323

Income before equity in undistributed earnings of subsidiary	2,800	7,141	21,498
Equity in undistributed earnings (excess distributions) of subsidiary	20,649	15,658	(211)

Net income	$23,449	$22,799	$21,287

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(19.) PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$23,449	$22,799	$21,287
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed earnings) excess distributions of subsidiary	(20,649)	(15,658)	211
Depreciation and amortization	65	116	193
Share-based compensation	526	1,105	1,031
Decrease in other assets	805	771	980
Increase (decrease) in other liabilities	44	(534)	8

Net cash provided by operating activities	4,240	8,599	23,710
Cash flows from financing activities:
Redemption of junior subordinated debentures	—	(16,702)	—
Proceeds from issuance of preferred and common shares, net of issuance costs	—	43,127	—
Purchase of preferred and common shares	(559)	(37,764)	(69)
Repurchase of warrant issued to U.S. Treasury	—	(2,080)	—
Proceeds from stock options exercised	69	91	216
Dividends paid	(8,866)	(7,564)	(7,690)
Other	97	20	—

Net cash used in financing activities	(9,259)	(20,872)	(7,543)

Net (decrease) increase in cash and cash equivalents	(5,019)	(12,273)	16,167
Cash and cash equivalents as of beginning of year	11,621	23,894	7,727

Cash and cash equivalents as of end of the year	$6,602	$11,621	$23,894

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Election of Directors,” “Business Experience and Qualification of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Corporate Governance Information” in the 2013 Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s internet website at www.fiiwarsaw.com under the Corporate Overview/Governance Documents tabs of the Investor Relations drop down menu. In addition, the Company will provide a copy of the Code of Business Conduct and Ethics to anyone, without charge, upon request addressed to Director of Human Resources at Financial Institutions, Inc., 220 Liberty Street, Warsaw, NY 14569. The Company intends to disclose any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the Code of Business Conduct and Ethics, by posting such information on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2013 Proxy Statement under the heading “Elements of Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2013 Proxy Statement under the heading “Beneficial Ownership of Common Stock” is incorporated herein by reference. The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2013 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Information” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information set forth in the 2013 Proxy Statement under the headings “Audit Committee Report” and “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the 2009 Directors’ Stock Incentive Plan	Filed Herewith

10.11	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (Special, one-time Award)	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.12	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

Exhibit Number	Description	Location

10.13	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.14	Form of 2012 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.15	Form of 2012 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.14 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.16	Form of 2013 Performance Program Master Agreement	Filed Herewith

10.17	Form of 2013 Performance Program Award Certificate	Filed Herewith

10.18	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 5, 2012

10.19	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 5, 2012

10.20	Executive Agreement between Financial Institutions, Inc. and Karl F. Krebs	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 5, 2012

10.21	Executive Agreement between Financial Institutions, Inc. and Ronald Mitchell McLaughlin	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated July 5, 2012

10.22	Executive Agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated July 5, 2012

10.23	Separation and release agreement between Five Star Bank and George D. Hagi	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated July 5, 2012

10.24	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008

10.25	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.26	Separation and release agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

10.27	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

10.28	Assignment, Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Incorporated by reference to Exhibit 10.24 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.29	Amendment No. 1 to Assignment, Purchase and Assumption Agreement, effective as of August 16, 2012, by and between Five Star Bank and First Niagara Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

10.30	Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.31	Amendment No. 1 to Purchase and Assumption Agreement, effective as of June 21, 2012, by and between Five Star Bank and First Niagara Bank, National Association.	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 28, 2012

Exhibit Number	Description	Location

10.32	Underwriting Agreement dated March 9, 2011 between Financial Institutions, Inc. and Keefe, Bruyette & Woods, Inc., as representative of the underwriters	Incorporated by reference to Exhibit 1.1 of the Form 8-K, dated March 9, 2011

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 18, 2013	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	President and Chief Executive Officer	March 18, 2013
Martin K. Birmingham	(Principal Executive Officer)

/s/ Karl F. Krebs	Executive Vice President and Chief Financial Officer	March 18, 2013
Karl F. Krebs	(Principal Financial and Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 18, 2013
Karl V. Anderson, Jr.

/s/ John E. Benjamin	Director, Chairman	March 18, 2013
John E. Benjamin

/s/ Barton P. Dambra	Director	March 18, 2013
Barton P. Dambra

/s/ Samuel M. Gullo	Director	March 18, 2013
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 18, 2013
Susan R. Holliday

/s/ Peter G. Humphrey	Director	March 18, 2013
Peter G. Humphrey

/s/ Erland E. Kailbourne	Director	March 18, 2013
Erland E. Kailbourne

/s/ Robert N. Latella	Director, Vice Chairman	March 18, 2013
Robert N. Latella

/s/ James L. Robinson	Director	March 18, 2013
James L. Robinson

/s/ James H. Wyckoff	Director	March 18, 2013
James H. Wyckoff