Form 10-Q
period 2013-03-31
FINANCIAL INSTITUTIONS INC
filed 2013-05-07
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The registrant had 13,794,686 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2013.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$84,697	$60,342
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	84,791	60,436
Securities available for sale, at fair value	853,437	823,796
Securities held to maturity, at amortized cost (fair value of $18,260 and $18,478, respectively)	17,747	17,905
Loans held for sale	2,142	1,518
Loans (net of allowance for loan losses of $25,827 and $24,714, respectively)	1,691,463	1,681,012
Company owned life insurance	47,808	47,386
Premises and equipment, net	37,327	36,618
Goodwill and other intangible assets, net	50,288	50,389
Other assets	42,655	44,805

Total assets	$2,827,658	$2,763,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$494,362	$501,514
Interest-bearing demand	529,115	449,744
Savings and money market	748,482	655,598
Time deposits	637,538	654,938

Total deposits	2,409,497	2,261,794
Short-term borrowings	139,620	179,806
Other liabilities	23,611	68,368

Total liabilities	2,572,728	2,509,968

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,499 shares issued	150	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 172,695 and 173,210 shares issued, respectively	17,269	17,321

Total preferred equity	17,419	17,471
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,319	67,710
Retained earnings	175,554	172,244
Accumulated other comprehensive income	1,137	3,253
Treasury stock, at cost – 357,639 and 373,888 shares, respectively	(6,641)	(6,923)

Total shareholders’ equity	254,930	253,897

Total liabilities and shareholders’ equity	$2,827,658	$2,763,865

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2013	2012
Interest income:
Interest and fees on loans	$20,379	$19,536
Interest and dividends on investment securities	4,369	3,914

Total interest income	24,748	23,450

Interest expense:
Deposits	1,671	2,398
Short-term borrowings	190	111

Total interest expense	1,861	2,509

Net interest income	22,887	20,941
Provision for loan losses	2,709	1,385

Net interest income after provision for loan losses	20,178	19,556

Noninterest income:
Service charges on deposits	2,141	1,835
ATM and debit card	1,249	1,077
Broker-dealer fees and commissions	699	587
Company owned life insurance	415	426
Net gain on sale of loans held for sale	200	333
Net gain on disposal of investment securities	892	331
Loan servicing	73	94
Impairment charges on investment securities	—	(91)
Net gain on disposal of other assets	1	6
Other	883	853

Total noninterest income	6,553	5,451

Noninterest expense:
Salaries and employee benefits	9,709	9,056
Occupancy and equipment	3,169	2,770
Professional services	937	711
Computer and data processing	704	600
Supplies and postage	680	458
FDIC assessments	361	297
Advertising and promotions	214	101
Other	1,810	1,664

Total noninterest expense	17,584	15,657

Income before income taxes	9,147	9,350
Income tax expense	2,998	3,154

Net income	$6,149	$6,196

Preferred stock dividends	368	369

Net income available to common shareholders	$5,781	$5,827

Earnings per common share (Note 3):
Basic	$0.42	$0.43
Diluted	$0.42	$0.42
Cash dividends declared per common share	$0.18	$0.13
Weighted average common shares outstanding:
Basic	13,717	13,675
Diluted	13,767	13,733

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Net income	$6,149	$6,196
Other comprehensive loss, net of tax:
Net unrealized losses on investment securities	(2,315)	(1,254)
Pension and post-retirement obligations	199	202

Total other comprehensive loss	(2,116)	(1,052)

Comprehensive income	$4,033	$5,144

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2013 and 2012

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	6,196	—	—	6,196
Other comprehensive loss, net of tax	—	—	—	—	(1,052)	—	(1,052)

Total comprehensive income							5,144
Purchases of common stock for treasury	—	—	—	—	—	(525)	(525)
Share-based compensation plans:
Share-based compensation	—	—	142	—	—	—	142
Stock options exercised	—	—	(5)	—	—	31	26
Restricted stock awards issued, net	—	—	(721)	—	—	721	—
Excess tax benefit on share-based compensation	—	—	130	—	—	—	130
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(368)	—	—	(368)
Common-$0.13 per share	—	—	—	(1,780)	—	—	(1,780)

Balance at March 31, 2012	$17,473	$142	$66,793	$162,126	$(107)	$(6,465)	$239,962

Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	—	—	—	6,149	—	—	6,149
Other comprehensive loss, net of tax	—	—	—	—	(2,116)	—	(2,116)

Total comprehensive income							4,033
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series B-1 8.48% preferred stock	(52)	—	(1)	—	—	—	(53)
Share-based compensation plans:
Share-based compensation	—	—	102	—	—	—	102
Stock options exercised	—	—	(2)	—	—	15	13
Restricted stock awards issued, net	—	—	(496)	—	—	496	—
Excess tax benefit on share-based compensation	—	—	6	—	—	—	6
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(367)	—	—	(367)
Common-$0.18 per share	—	—	—	(2,471)	—	—	(2,471)

Balance at March 31, 2013	$17,419	$142	$67,319	$175,554	$1,137	$(6,641)	$254,930

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$6,149	$6,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,051	874
Net amortization of premiums on securities	1,328	1,300
Provision for loan losses	2,709	1,385
Share-based compensation	102	142
Deferred income tax expense	1,702	344
Proceeds from sale of loans held for sale	10,288	14,350
Originations of loans held for sale	(10,712)	(13,660)
Increase in company owned life insurance	(415)	(426)
Net gain on sale of loans held for sale	(200)	(333)
Net gain on disposal of investment securities	(892)	(331)
Impairment charges on investment securities	—	91
Net gain on sale and disposal of other assets	(1)	(6)
Decrease in other assets	2,192	3,690
Decrease in other liabilities	(857)	(1,354)

Net cash provided by operating activities	12,444	12,262

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(124,157)	(99,333)
Held to maturity	(1,076)	(3,256)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	45,067	44,992
Held to maturity	1,483	2,854
Proceeds from sales of securities available for sale	952	360
Net loan originations	(13,570)	(37,205)
Purchases of company owned life insurance	(7)	(8)
Proceeds from sales of other assets	239	332
Purchases of premises and equipment	(1,712)	(661)

Net cash used in investing activities	(92,781)	(91,925)

Cash flows from financing activities:
Net increase in deposits	147,703	134,970
Net decrease in short-term borrowings	(40,186)	(33,351)
Repurchase of preferred stock	(53)	—
Purchase of common stock for treasury	(229)	(525)
Proceeds from stock options exercised	13	26
Excess tax benefit on share-based compensation	6	130
Cash dividends paid to preferred shareholders	(368)	(369)
Cash dividends paid to common shareholders	(2,194)	(1,776)

Net cash provided by financing activities	104,692	99,105

Net increase in cash and cash equivalents	24,355	19,442
Cash and cash equivalents, beginning of period	60,436	57,583

Cash and cash equivalents, end of period	$84,791	$77,025

Supplemental information
Cash paid for interest	$1,812	$2,903
Cash paid for income taxes	140	60
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	410	71
Accrued and declared unpaid dividends	2,839	2,149
(Decrease) increase in net unsettled security purchases	(43,978)	21,632

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

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to reflect retrospective adjustments made to the balance of goodwill at December 31, 2012 to reflect the effect of these measurement period adjustments made in accordance with accounting requirements. The reclassifications had no impact on shareholders’ equity or net income.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the consolidated financial statements, the adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition. See Note 8 – Accumulated Other Comprehensive Income to the consolidated financial statements for the disclosures required by ASU No. 2013-02.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BRANCH ACQUISITIONS

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows (in thousands):

Cash	$195,778
Loans	75,635
Bank premises and equipment	1,938
Goodwill	11,167
Core deposit intangible asset	2,042
Other assets	601

Total assets acquired	$287,161

Deposits assumed	$286,819
Other liabilities	342

Total liabilities assumed	$287,161

The transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. Fair values are preliminary and in certain cases are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values becomes available. During the three months ended March 31, 2013, the Company recorded a decrease to the estimated fair value of liabilities assumed and an increase to the related deferred income taxes based upon information obtained subsequent to the acquisition. In addition to changes in those assets and liabilities, the revisions resulted in a reduction in goodwill approximating $432 thousand.

The Company acquired the loan portfolios at a fair value discount of $824 thousand. The discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The time deposit premium of $335 thousand will be accreted over the estimated remaining life of the related deposits as a reduction of interest expense. The core deposit intangible asset will be amortized on an accelerated basis over the estimated average life of the core deposits.

All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended
	March 31,
	2013	2012
Net income	$6,149	$6,196
Less: Preferred stock dividends	368	369

Net income available to common shareholders	5,781	5,827
Less: Earnings allocated to participating securities	—	2

Net income available to common shareholders for EPS	$5,781	$5,825

Weighted average common shares outstanding:
Total shares issued	14,162	14,162
Unvested restricted stock awards	(80)	(127)
Treasury shares	(365)	(360)

Total basic weighted average common shares outstanding	13,717	13,675
Incremental shares from assumed:
Exercise of stock options	7	3
Vesting of restricted stock awards	43	55

Total diluted weighted average common shares outstanding	13,767	13,733
Basic earnings per common share	$0.42	$0.43

Diluted earnings per common share	$0.42	$0.42

Stock options covering 151 thousand and 318 thousand common shares were excluded from the computation of diluted EPS for the three months ended March 31, 2013 and 2012, respectively, since they were antidilutive.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$125,018	$3,489	$101	$128,406
State and political subdivisions	211,986	6,150	262	217,874
Mortgage-backed securities:
Federal National Mortgage Association	158,199	3,915	265	161,849
Federal Home Loan Mortgage Corporation	41,314	1,393	—	42,707
Government National Mortgage Association	51,619	3,235	—	54,854
Collateralized mortgage obligations:
Federal National Mortgage Association	69,371	1,464	142	70,693
Federal Home Loan Mortgage Corporation	110,463	1,103	747	110,819
Government National Mortgage Association	62,614	1,942	42	64,514
Privately issued	29	1,092	—	1,121

Total collateralized mortgage obligations	242,477	5,601	931	247,147

Total mortgage-backed securities	493,609	14,144	1,196	506,557
Asset-backed securities	62	538	—	600

Total available for sale securities	$830,675	$24,321	$1,559	$853,437

Securities held to maturity:
State and political subdivisions	$17,747	$513	$—	$18,260

December 31, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$128,097	$3,667	$69	$131,695
State and political subdivisions	188,997	6,285	72	195,210
Mortgage-backed securities:
Federal National Mortgage Association	147,946	4,394	188	152,152
Federal Home Loan Mortgage Corporation	65,426	1,430	—	66,856
Government National Mortgage Association	56,166	3,279	—	59,445
Collateralized mortgage obligations:
Federal National Mortgage Association	60,805	1,865	2	62,668
Federal Home Loan Mortgage Corporation	78,581	1,911	—	80,492
Government National Mortgage Association	70,989	2,168	—	73,157
Privately issued	73	1,025	—	1,098

Total collateralized mortgage obligations	210,448	6,969	2	217,415

Total mortgage-backed securities	479,986	16,072	190	495,868
Asset-backed securities	121	902	—	1,023

Total available for sale securities	$797,201	$26,926	$331	$823,796

Securities held to maturity:
State and political subdivisions	$17,905	$573	$—	$18,478

For the three months ended March 31, 2013, proceeds from sales of securities available for sale were $952 thousand and gross realized gains were $892 thousand. For the three months ended March 31, 2012, proceeds from sales of securities available for sale were $360 thousand and gross realized gains were $331 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2013 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$20,802	$20,894
Due from one to five years	95,759	99,825
Due after five years through ten years	365,312	373,338
Due after ten years	348,802	359,380

	$830,675	$853,437

Debt securities held to maturity:
Due in one year or less	$12,740	$12,818
Due from one to five years	4,212	4,474
Due after five years through ten years	708	852
Due after ten years	87	116

	$17,747	$18,260

There were no unrealized losses in held to maturity securities at March 31, 2013 or December 31, 2012. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2013
U.S. Government agencies and government sponsored enterprises	$27,857	$95	$2,912	$6	$30,769	$101
State and political subdivisions	26,532	262	—	—	26,532	262
Mortgage-backed securities:
Federal National Mortgage Association	37,063	265	—	—	37,063	265
Collateralized mortgage obligations:
Federal National Mortgage Association	12,693	140	1,102	2	13,795	142
Federal Home Loan Mortgage Corporation	46,770	747	—	—	46,770	747
Government National Mortgage Association	3,333	42	—	—	3,333	42

Total collateralized mortgage obligations	62,796	929	1,102	2	63,898	931

Total mortgage-backed securities	99,859	1,194	1,102	2	100,961	1,196

Total temporarily impaired securities	$154,248	$1,551	$4,014	$8	$158,262	$1,559

December 31, 2012
U.S. Government agencies and government sponsored enterprises	$13,265	$67	$2,967	$2	$16,232	$69
State and political subdivisions	8,471	72	—	—	8,471	72
Mortgage-backed securities:
Federal National Mortgage Association	25,200	188	—	—	25,200	188
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,173	2	1,173	2

Total collateralized mortgage obligations	—	—	1,173	2	1,173	2

Total mortgage-backed securities	25,200	188	1,173	2	26,373	190

Total temporarily impaired securities	$46,936	$327	$4,140	$4	$51,076	$331

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2013 was 104 compared to 52 at December 31, 2012. At March 31, 2013, the Company had positions in 6 investment securities with a fair value of $4.0 million and a total unrealized loss of $8 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 98 securities positions in the Company’s investment portfolio, with a fair value of $154.2 million and a total unrealized loss of $1.6 million at March 31, 2013, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management.

No impairment was recorded in the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2013, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2013, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2013, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2013
Commercial business	$259,054	$8	$259,062
Commercial mortgage	425,586	(951)	424,635
Residential mortgage	126,058	170	126,228
Home equity	287,844	4,381	292,225
Consumer indirect	563,428	27,012	590,440
Other consumer	24,581	119	24,700

Total	$1,686,551	$30,739	1,717,290

Allowance for loan losses			(25,827)

Total loans, net			$1,691,463

December 31, 2012
Commercial business	$258,706	$(31)	$258,675
Commercial mortgage	414,282	(958)	413,324
Residential mortgage	133,341	179	133,520
Home equity	282,503	4,146	286,649
Consumer indirect	559,964	26,830	586,794
Other consumer	26,657	107	26,764

Total	$1,675,453	$30,273	1,705,726

Allowance for loan losses			(24,714)

Total loans, net			$1,681,012

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.1 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2013
Commercial business	$208	$—	$—	$208	$5,616	$253,230	$259,054
Commercial mortgage	523	—	—	523	2,767	422,296	425,586
Residential mortgage	293	—	—	293	1,759	124,006	126,058
Home equity	388	86	—	474	598	286,772	287,844
Consumer indirect	1,084	95	—	1,179	1,007	561,242	563,428
Other consumer	79	19	5	103	14	24,464	24,581

Total loans, gross	$2,575	$200	$5	$2,780	$11,761	$1,672,010	$1,686,551

December 31, 2012
Commercial business	$160	$—	$—	$160	$3,413	$255,133	$258,706
Commercial mortgage	331	—	—	331	1,799	412,152	414,282
Residential mortgage	376	—	—	376	2,040	130,925	133,341
Home equity	675	10	—	685	939	280,879	282,503
Consumer indirect	1,661	163	—	1,824	891	557,249	559,964
Other consumer	127	35	18	180	25	26,452	26,657

Total loans, gross	$3,330	$208	$18	$3,556	$9,107	$1,662,790	$1,675,453

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2013 and December 31, 2012. There were $5 thousand and $18 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2013 and December 31, 2012, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the three month periods indicated (dollars in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2013
Commercial business	2	$189	$181
Commercial mortgage	—	—	—

Total	2	$189	$181

March 31, 2012
Commercial business	2	$433	$433
Commercial mortgage	1	46	46

Total	3	$479	$479

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the three months ended March 31, 2013 were classified as nonaccrual as of March 31, 2013. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2013 or 2012. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the three month periods ended as of the dates indicated (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance recorded:
Commercial business	$1,076	$1,484	$—	$960	$—
Commercial mortgage	827	918	—	885	—

	1,903	2,402	—	1,845	—
With an allowance recorded:
Commercial business	4,540	4,540	1,335	2,957	—
Commercial mortgage	1,940	1,940	657	1,145	—

	6,480	6,480	1,992	4,102	—

	$8,383	$8,882	$1,992	$5,947	$—

December 31, 2012
With no related allowance recorded:
Commercial business	$963	$1,425	$—	$755	$—
Commercial mortgage	911	1,002	—	1,310	—

	1,874	2,427	—	2,065	—
With an allowance recorded:
Commercial business	2,450	2,450	664	2,114	—
Commercial mortgage	888	888	310	1,858	—

	3,338	3,338	974	3,972	—

	$5,212	$5,765	$974	$6,037	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

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

Loans that do not meet the criteria above that are analyzed individually as part of the process described above are considered “Uncriticized” or pass-rated loans and are included in groups of homogeneous loans with similar risk and loss characteristics.

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2013
Uncriticized	$241,849	$410,673
Special mention	5,538	7,697
Substandard	11,667	7,216
Doubtful	—	—

Total	$259,054	$425,586

December 31, 2012
Uncriticized	$240,291	$400,576
Special mention	6,591	6,495
Substandard	11,824	7,211
Doubtful	—	—

Total	$258,706	$414,282

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
March 31, 2013
Performing	$124,299	$287,246	$562,421	$24,567
Non-performing	1,759	598	1,007	14

Total	$126,058	$287,844	$563,428	$24,581

December 31, 2012
Performing	$131,301	$281,564	$559,073	$26,632
Non-performing	2,040	939	891	25

Total	$133,341	$282,503	$559,964	$26,657

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

The following table sets forth, by loan class, loans and the related allowance for loan losses as of the dates indicated and the changes in the allowance for loan losses for the three month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
March 31, 2013
Allowance for loan losses:
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	239	3	162	269	1,718	252	2,643
Recoveries	37	14	17	37	805	137	1,047
Provision	485	379	73	233	1,510	29	2,709

Ending balance	$5,167	$6,971	$668	$1,283	$11,312	$426	$25,827

Evaluated for impairment:
Individually	$1,335	$657	$—	$—	$—	$—	$1,992

Collectively	$3,832	$6,314	$668	$1,283	$11,312	$426	$23,835

Loans:
Ending balance	$259,054	$425,586	$126,058	$287,844	$563,428	$24,581	$1,686,551

Evaluated for impairment:
Individually	$5,616	$2,767	$—	$—	$—	$—	$8,383

Collectively	$253,438	$422,819	$126,058	$287,844	$563,428	$24,581	$1,678,168

March 31, 2012
Allowance for loan losses:
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	55	120	106	4	1,395	314	1,994
Recoveries	77	15	70	9	727	214	1,112
Provision (credit)	328	475	—	34	478	70	1,385

Ending balance	$4,386	$6,788	$822	$1,281	$9,999	$487	$23,763

Evaluated for impairment:
Individually	$554	$672	$—	$—	$—	$—	$1,226

Collectively	$3,832	$6,116	$822	$1,281	$9,999	$487	$22,537

Loans:
Ending balance	$233,690	$407,293	$112,096	$232,928	$485,244	$23,328	$1,494,579

Evaluated for impairment:
Individually	$1,863	$3,040	$—	$—	$—	$—	$4,903

Collectively	$231,827	$404,253	$112,096	$232,928	$485,244	$23,328	$1,489,676

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

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

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $48.5 million as of March 31, 2013 and December 31, 2012. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company recorded a core deposit intangible asset of $2.0 million in connection with the 2012 branch acquisitions which will be amortized on an accelerated basis over the remaining estimated average life of the core deposits of approximately 8.8 years. The amortization expense is included in other noninterest expense on the consolidated statements of income and is deductible for tax purposes.

Amortization expense for the core deposit intangible was $101 thousand for the three months ended March 31, 2013. There was no amortization expense for the three months ended March 31, 2012. As of March 31, 2013, estimated core deposit intangible amortization expense for each of the next five years is as follows:

2013 (remainder of year)	$285
2014	341
2015	296
2016	251
2017	205

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three month periods indicated:

	Outstanding	Treasury	Issued
March 31, 2013
Shares outstanding at December 31, 2012	13,787,709	373,888	14,161,597
Restricted stock awards issued	33,035	(33,035)	—
Restricted stock awards forfeited	(6,237)	6,237	—
Stock options exercised	800	(800)	—
Treasury stock purchases	(11,349)	11,349	—

Shares outstanding at March 31, 2013	13,803,958	357,639	14,161,597

March 31, 2012
Shares outstanding at December 31, 2011	13,803,116	358,481	14,161,597
Restricted stock awards issued	48,741	(48,741)	—
Restricted stock awards forfeited	(9,748)	9,748	—
Stock options exercised	1,650	(1,650)	—
Treasury stock purchases	(31,518)	31,518	—

Shares outstanding at March 31, 2012	13,812,241	349,356	14,161,597

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive loss for the three month periods indicated (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(2,942)	$(1,166)	$(1,776)
Reclassification adjustment for gains included in income	(892)	(353)	(539)

Net unrealized losses on investment securities	(3,834)	(1,519)	(2,315)
Pension and post-retirement obligations:
Amortization of prior service benefit	(12)	(5)	(7)
Amortization of actuarial losses	341	135	206

Pension and post-retirement obligations, net	329	130	199

Other comprehensive loss	$(3,505)	$(1,389)	$(2,116)

March 31, 2012
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(1,837)	$(728)	$(1,109)
Reclassification adjustment for gains included in income	(331)	(131)	(200)
Reclassification adjustment for impairment charges included in income	91	36	55

Net unrealized losses on investment securities	(2,077)	(823)	(1,254)
Pension and post-retirement obligations:
Amortization of prior service benefit	(12)	(5)	(7)
Amortization of actuarial losses	347	138	209

Pension and post-retirement obligations, net	335	133	202

Other comprehensive loss	$(1,742)	$(690)	$(1,052)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2013 (in thousands):

	Net Unrealized Gains and Losses on Investment Securities	Pension and Post-retirement Obligations	Total
Balance at beginning of year	$16,060	$(12,807)	$3,253
Other comprehensive loss before reclassifications	(1,776)	199	(1,577)
Amounts reclassified from accumulated other comprehensive income	(539)	—	(539)

Net current period other comprehensive loss	(2,315)	199	(2,116)

Balance at end of period	$13,745	$(12,608)	$1,137

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Income
Realized gain on sale of investment securities	$892	Net gain on disposal of investment securities
	(353)	Income tax expense

	$539	Net of tax

Pension and post-retirement obligations
Amortization of prior service benefit (1)	$(12)	Salaries and employee benefits
Amortization of actuarial losses (1)	341	Salaries and employee benefits

	329	Total before tax
	(130)	Income tax expense

	$199	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 – Employee Benefit Plans for additional information.

(9.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Board, or the Management Development and Compensation Committee of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 33,035 restricted shares to certain members of management during the three months ended March 31, 2013. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2013. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2015. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2015. The restricted stock awards do not have rights to dividends or dividend equivalents.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The grant-date fair value of the TSR portion of the award granted during the three months ended March 31, 2013 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.88 years, (ii) risk free interest rate of 0.42%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 37.2%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

The following is a summary of restricted stock award activity for the three months ended March 31, 2013:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	79,580	$16.89
Granted	33,035	16.05
Vested	(30,048)	16.67
Forfeited	(6,237)	17.15

Outstanding at end of period	76,330	$16.59

As of March 31, 2013, there was $675 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2013 or 2012. The following is a summary of stock option activity for the three months ended March 31, 2013 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	319,275	$20.22
Exercised	(800)	15.85
Expired	(29,616)	21.65

Outstanding and exercisable at end of period	288,859	$20.09	2.6 years	$177

As of March 31, 2013, all compensation expense related to stock options had been fully recognized in previous periods.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2013 and 2012 was $3 thousand and $2 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for three months ended March 31, 2013 and 2012 was $13 thousand and $26 thousand, respectively.

The Company amortizes the expense related to restricted stock awards over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income is as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Salaries and employee benefits	$85	$127
Other noninterest expense	17	15

Total share-based compensation expense	$102	$142

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Service cost	$516	$509
Interest cost on projected benefit obligation	505	505
Expected return on plan assets	(921)	(803)
Amortization of prior service benefit	(12)	(12)
Amortization of actuarial losses	341	347

Net periodic benefit expense	$429	$546

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of income. The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2013 fiscal year, but elected to contribute $8.0 million to its pension plan prior to December 31, 2012.

(11.) COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Commitments to extend credit	$432,395	$435,948
Standby letters of credit	8,912	9,223

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.4 million and $1.8 million at March 31, 2013 and December 31, 2012, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS

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

(12.) FAIR VALUE MEASUREMENTS (Continued)

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

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$128,406	$—	$128,406
State and political subdivisions	—	217,874	—	217,874
Mortgage-backed securities	—	506,557	—	506,557
Asset-backed securities:
Trust preferred securities	—	344	—	344
Other	—	256	—	256

	$—	$853,437	$—	$853,437

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,142	$—	$2,142
Collateral dependent impaired loans	—	—	4,488	4,488
Other assets:
Loan servicing rights	—	—	1,654	1,654
Other real estate owned	—	—	371	371

	$—	$2,142	$6,513	$8,655

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$131,695	$—	$131,695
State and political subdivisions	—	195,210	—	195,210
Mortgage-backed securities	—	495,868	—	495,868
Asset-backed securities:
Trust preferred securities	—	754	—	754
Other	—	269	—	269

	$—	$823,796	$—	$823,796

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,518	$—	$1,518
Collateral dependent impaired loans	—	—	2,364	2,364
Other assets:
Loan servicing rights	—	—	1,719	1,719
Other real estate owned	—	—	184	184

	$—	$1,518	$4,267	$5,785

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2013 and 2012.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$4,488	Appraisal of collateral (1)	Appraisal adjustments (2)	16% - 100% discount
		Discounted cash flow	Discount rate	4.8% (3)
			Risk premium rate	10.1% (3)
Loan servicing rights	1,654	Discounted cash flow	Discount rate	4.4% (3)
			Constant prepayment rate	28.0% (3)
Other real estate owned	371	Appraisal of collateral (1)	Appraisal adjustments (2)	6% - 53% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2013. The Company transferred all of the assets classified as Level 3 assets at December 31, 2011 to Level 2 during the three months ended March 31, 2012. The transfers of the $1.5 million of pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

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

	Level in	March 31, 2013		December 31, 2012
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$84,791	$84,791	$60,436	$60,436
Securities available for sale	Level 2	853,437	853,437	823,796	823,796
Securities held to maturity	Level 2	17,747	18,260	17,905	18,478
Loans held for sale	Level 2	2,142	2,158	1,518	1,547
Loans	Level 2	1,686,975	1,707,696	1,678,648	1,701,419
Loans (1)	Level 3	4,488	4,488	2,364	2,364
Accrued interest receivable	Level 1	9,009	9,009	7,843	7,843
FHLB and FRB stock	Level 2	10,566	10,566	12,321	12,321
Financial liabilities:
Non-maturity deposits	Level 1	1,771,959	1,771,959	1,606,856	1,606,856
Time deposits	Level 2	637,538	640,438	654,938	658,342
Short-term borrowings	Level 1	139,620	139,620	179,806	179,806
Accrued interest payable	Level 1	3,868	3,868	3,819	3,819

(1)	Comprised of collateral dependent impaired loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

We caution readers not to place undue reliance on any forward looking statements, which speak only as of the date made, and advise readers that various factors, including those identified under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

Financial Institutions, Inc. is a financial holding company headquartered in New York State that provides banking and nonbanking financial services to individuals and businesses primarily located in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank, we provide a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through our nonbanking subsidiary, Five Star Investment Services, Inc., we provide brokerage and investment advisory services to supplement our banking business. References to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity and references to “the Bank” mean Five Star Bank.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, and results in long-standing and broad based banking relationships. Our core customers are primarily comprised of households, small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products and services with personalized service. We believe that our level of personal service provides us with a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

2012 Branch Acquisitions

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows (in thousands):

Cash	$195,778
Loans	75,635
Bank premises and equipment	1,938
Goodwill	11,167
Core deposit intangible asset	2,042
Other assets	601

Total assets acquired	$287,161

Deposits assumed	$286,819
Other liabilities	342

Total liabilities assumed	$287,161

The transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. Fair values are preliminary and in certain cases are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values becomes available. During the three months ended March 31, 2013, the Company recorded a decrease to the estimated fair value of liabilities assumed and an increase to the related deferred income taxes based upon information obtained subsequent to the acquisition. In addition to changes in those assets and liabilities, the revisions resulted in a reduction in goodwill approximating $432 thousand.

The Company acquired the loan portfolios at a fair value discount of $824 thousand. The discount represents expected credit losses, net of market interest rate adjustments. The discount on loans receivable will be amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The time deposit premium of $335 thousand will be accreted over the estimated remaining life of the related deposits as a reduction of interest expense. The core deposit intangible asset will be amortized on an accelerated basis over the estimated average life of the core deposits.

All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Summary of Performance

Net income for the first quarter of 2013 was $6.1 million compared to $6.2 million for the first quarter of 2012. Net income available to common shareholders was $5.8 million, which resulted in earnings of $0.42 per diluted share for both the first quarter of 2013 and 2012. Return on average equity was 9.75% and return on average assets was 0.90% for the first quarter of 2013, compared to 10.36% and 1.06%, respectively, for the first quarter of 2012.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2013	2012
Interest income per consolidated statements of income	$24,748	$23,450
Adjustment to fully taxable equivalent basis	628	507

Interest income adjusted to a fully taxable equivalent basis	25,376	23,957
Interest expense per consolidated statements of income	1,861	2,509

Net interest income on a taxable equivalent basis	$23,515	$21,448

Net interest income on a taxable equivalent basis for the three months ended March 31, 2013, was $23.5 million, an increase of $2.1 million or 10% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $3.9 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.8 million).

During the first quarter of 2013, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities as part of a leverage strategy of approximately $100 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities. While the underlying leverage strategy contributed to a lower net interest margin, it successfully increased net interest income by approximately $270 thousand in the first quarter 2013.

The net interest margin for the first quarter of 2013 was 3.73%, 32 basis points lower than 4.05% for the same period in 2012. This comparable period decrease was a function of a 28 basis point decrease in interest rate spread, combined with a 4 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 50 basis point decrease in the yield on earning assets and a 22 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve has left the Federal funds rate unchanged at 0.25% since 2010. During 2011, the Federal Reserve disclosed that short-term interest rates would be held near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In April 2012, the Federal Reserve further announced that interest rates will likely remain at exceptionally low levels through late 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the first quarter of 2013, the yield on average earning assets of 4.03% was 50 basis points lower than the first quarter of 2012. Loan yields decreased 41 basis points to 4.83%. Commercial business and consumer indirect loans in particular, both down 68 basis points, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 44 basis points to 2.39%, also impacted by the lower interest rate environment, prepayments of mortgage-related investment securities and the previously mentioned leverage strategy. Overall, earning asset rate changes reduced interest income by $2.5 million during the first quarter of 2013, but that was more than offset by a favorable volume variance that drove a $3.9 million increase in interest income.

The cost of average interest-bearing liabilities of 0.37% in the first quarter of 2013 was 22 basis points lower than the first quarter of 2012, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of short-term funding decreased 6 basis points to 0.40% for the first quarter of 2013. The interest-bearing liability rate changes resulted in $714 thousand of lower interest expense, which was partly offset by a $66 thousand volume-related increase in interest expense.

Average interest-earning assets were $2.547 billion for first quarter 2013, an increase of $421.8 million or 20% from the comparable quarter last year, with average loans up $210.2 million and average securities up $211.4 million. The growth in average loans was comprised of increases in all loan categories, with consumer loans up $150.6 million, commercial loans up $43.3 million and residential mortgage loans up $16.3 million. The growth in average securities was a result of investing excess cash from the branch acquisitions combined with the previously described leverage strategy.

Average interest-bearing liabilities of $2.027 billion in first quarter of 2013 were $326.9 million or 19% higher than the first quarter of 2012. On average, interest-bearing deposits grew $232.6 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $94.8 million. The increase in average deposits was primarily attributable to retail deposits assumed in the branch acquisitions. Average short-term borrowings increased $94.3 million between the first quarter periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$320	$—	0.21%	$94	$—	0.29%
Investment securities (1):
Taxable	622,924	3,202	2.06	479,563	2,972	2.48
Tax-exempt (2)	213,346	1,795	3.37	145,320	1,449	3.99

Total investment securities	836,270	4,997	2.39	624,883	4,421	2.83
Loans:
Commercial business	258,958	2,871	4.50	231,865	2,727	4.73
Commercial mortgage	418,248	5,285	5.12	402,007	5,502	5.50
Residential mortgage	130,425	1,650	5.06	114,166	1,547	5.42
Home equity	288,993	3,021	4.24	233,550	2,495	4.30
Consumer indirect	588,068	6,852	4.73	494,861	6,650	5.41
Other consumer	25,535	700	11.12	23,554	615	10.50

Total loans	1,710,227	20,379	4.83	1,500,003	19,536	5.24

Total interest-earning assets	2,546,817	25,376	4.03	2,124,980	23,957	4.53

Allowance for loan losses	(24,785)			(23,836)
Other noninterest-earning assets	258,177			241,586

Total assets	$2,780,209			$2,342,730

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$494,654	$138	0.11%	$392,353	$146	0.15%
Savings and money market	693,684	220	0.13	507,543	283	0.22
Time deposits	647,551	1,313	0.82	703,372	1,969	1.13

Total interest-bearing deposits	1,835,889	1,671	0.37	1,603,268	2,398	0.60
Short-term borrowings	191,412	190	0.40	97,093	111	0.46

Total interest-bearing liabilities	2,027,301	1,861	0.37	1,700,361	2,509	0.59

Noninterest-bearing demand deposits	481,909			387,153
Other noninterest-bearing liabilities	15,167			14,703
Shareholders’ equity	255,832			240,513

Total liabilities and shareholders’ equity	$2,780,209			$2,342,730

Net interest income (tax-equivalent)		$23,515			$21,448

Interest rate spread			3.66%			3.94%

Net earning assets	$519,516			$424,619

Net interest margin (tax-equivalent)			3.73%			4.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.63%			124.97%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2013 vs. 2012
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—
Investment securities:
Taxable	792	(562)	230
Tax-exempt	599	(253)	346

Total investment securities	1,391	(815)	576
Loans:
Commercial business	306	(162)	144
Commercial mortgage	216	(433)	(217)
Residential mortgage	210	(107)	103
Home equity	581	(55)	526
Consumer indirect	1,155	(953)	202
Other consumer	53	32	85

Total loans	2,521	(1,678)	843

Total interest income	3,912	(2,493)	1,419

Interest expense:
Deposits:
Interest-bearing demand	33	(41)	(8)
Savings and money market	83	(146)	(63)
Time deposits	(146)	(510)	(656)

Total interest-bearing deposits	(30)	(697)	(727)
Short-term borrowings	96	(17)	79

Total interest expense	66	(714)	(648)

Net interest income	$3,846	$(1,779)	$2,067

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2013 was $2.7 million, compared to $1.4 million for the same period in 2012. The downgrade of a $3.4 million commercial credit relationship during the first quarter of 2013 resulted in a $570 thousand increase in the provision for loan losses. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended
	March 31,
	2013	2012
Service charges on deposits	$2,141	$1,835
ATM and debit card	1,249	1,077
Broker-dealer fees and commissions	699	587
Company owned life insurance	415	426
Net gain on sale of loans held for sale	200	333
Net gain on disposal of investment securities	892	331
Loan servicing	73	94
Impairment charges on investment securities	—	(91)
Net gain on disposal of other assets	1	6
Other	883	853

Total noninterest income	$6,553	$5,451

The components of noninterest income fluctuated as discussed below.

Service charges on deposit accounts and ATM and debit card income increased $306 thousand and $172 thousand, respectively, when comparing the first quarter of 2013 to the same quarter last year. These increases reflect volume related growth in fees resulting from the 2012 branch acquisitions.

Broker-dealer fees and commissions were up $112 thousand or 19% for the first quarter of 2013 compared to 2012. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during the first quarter of 2013 as a result of favorable market conditions and new business opportunities.

Gains from the sale of loans held for sale were $133 thousand lower than in the first quarter of 2012 due to decreased origination volume.

Noninterest income in the first quarter 2013 included gains totaling $892 thousand from the sale of three securities compared to gains of $331 thousand from the sale of one security in the first quarter of 2012. All of the gains resulted from the sale of pooled trust-preferred securities that were written down in prior periods and included in non-performing assets prior to their sale.

No impairment was recorded in the first quarter of 2013. During the first quarter of 2012, we recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended
	March 31,
	2013	2012
Salaries and employee benefits	$9,709	$9,056
Occupancy and equipment	3,169	2,770
Professional services	937	711
Computer and data processing	704	600
Supplies and postage	680	458
FDIC assessments	361	297
Advertising and promotions	214	101
Other	1,810	1,664

Total noninterest expense	$17,584	$15,657

The $1.9 million increase in noninterest expense in the first quarter of 2013 over the first quarter of 2012 was primarily attributable to incremental operating costs associated with the 2012 branch acquisitions. The components of noninterest expense fluctuated as discussed below.

Salary and employee benefits increased $653 thousand or 7% for the first quarter of 2013, compared to 2012, reflecting higher salaries expense due to an increased number of employees and annual merit increases, as well as a corresponding increase in payroll-related taxes. Full time equivalent employees totaled 621 and 566 at March 31, 2013 and 2012, respectively.

Occupancy and equipment, computer and data processing and supplies and postage, increased collectively by $725 thousand in the first quarter of 2013 when compared to the same period one year earlier. The increase was primarily related to the growth in the branch network related to the 2012 branch acquisitions.

Professional fees increased by $226 thousand in the first quarter of 2013 compared to the same period in 2012, due in part to executive management transitions and other corporate governance initiatives.

FDIC assessments increased $64 thousand during the first quarter of 2013 compared to the same quarter last year, a direct result of the growth in our balance sheet.

Advertising and promotions costs were up $113 in the first quarter of 2013 compared to the same period a year earlier due to the timing of marketing campaigns and new product launches.

Other noninterest expense was $1.8 million in the first quarter of 2013 compared to $1.7 million in the first quarter of 2012. The first quarter of 2013 included $101 thousand of core deposit intangible amortization expense related to the 2012 branch acquisitions. There was no amortization expense for the first quarter of 2012.

The efficiency ratio for the first quarter of 2013 was 59.87% compared with 58.59% for the first quarter of 2012. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

For the three months ended March 31, 2013, we recorded income tax expense of $3.0 million, versus $3.2 million a year ago. The change in income tax was due in part to lower pre-tax income during the first quarter of 2013. The effective tax rates for the first quarter of 2013 and 2012 were 32.8% and 33.7%, respectively. The lower effective tax rate for the first quarter of 2013 was a result of the greater impact of tax-exempt income on lower taxable income. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$125,018	$128,406	$128,097	$131,695
State and political subdivisions	211,986	217,874	188,997	195,210
Mortgage-backed securities:
Agency mortgage-backed securities	493,580	505,436	479,913	494,770
Non-Agency mortgage-backed securities	29	1,121	73	1,098
Asset-backed securities (1)	62	600	121	1,023

Total available for sale securities	830,675	853,437	797,201	823,796
Securities held to maturity:
State and political subdivisions	17,747	18,260	17,905	18,478

Total investment securities	$848,422	$871,697	$815,106	$842,274

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

Investment securities available for sale increased $29.6 million or 4%, from $823.8 million at December 31, 2012 to $853.4 million at March 31, 2013. As previously discussed, we utilized the proceeds from short-term FHLB advances to purchase high-quality investment securities as part of a leverage strategy of approximately $100 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing the intent to sell the debt security or the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than-temporary impairment includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions specifically related to the security, an industry, or a geographic area, the historical and implied volatility of the fair value of the security, the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recognized an OTTI charge of $91 thousand on a privately issued whole loan CMO that we determined was other-than-temporarily impaired due to credit quality.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial business	$259,062	15.1%	$258,675	15.2%
Commercial mortgage	424,635	24.7	413,324	24.2

Total commercial	683,697	39.8	671,999	39.4
Residential mortgage	126,228	7.4	133,520	7.8
Home equity	292,225	17.0	286,649	16.8
Consumer indirect	590,440	34.4	586,794	34.4
Other consumer	24,700	1.4	26,764	1.6

Total consumer	907,365	52.8	900,207	52.8

Total loans	1,717,290	100.0%	1,705,726	100.0%

Allowance for loan losses	25,827		24,714

Total loans, net	$1,691,463		$1,681,012

Total loans increased $11.6 million to $1.717 billion at March 31, 2013 from $1.706 billion as of December 31, 2012. The increase in loans was attributable to organic growth, primarily in the commercial loan portfolio.

Commercial loans increased $11.7 million and represented 40% of total loans as of March 31, 2013, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $7.3 million to $126.2 million as of March 31, 2013 in comparison to $133.5 million as of December 31, 2012. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to our portfolio, coupled with our focus in home equity lending.

Our home equity portfolio, which consists of home equity loans and lines, totaled $292.2 million as of March 31, 2013, up $5.6 million or 2% compared to December 31, 2012. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans. As of March 31, 2013, approximately 71% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $3.6 million to $590.4 million as of March 31, 2013, from $586.8 million as of December 31, 2012. During the first quarter of 2013, we originated $64.4 million in indirect auto loans with an equal mix of new and used auto. This compares with $72.3 million in indirect auto loans originated with a mix of approximately 46% new auto and 54% used auto for the same period in 2012.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $2.1 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $265.9 million as of March 31, 2013 and $273.3 million as of December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2013	2012
Balance as of beginning of period	$24,714	$23,260
Charge-offs:
Commercial business	239	55
Commercial mortgage	3	120
Residential mortgage	162	106
Home equity	269	4
Consumer indirect	1,718	1,395
Other consumer	252	314

Total charge-offs	2,643	1,994
Recoveries:
Commercial business	37	77
Commercial mortgage	14	15
Residential mortgage	17	70
Home equity	37	9
Consumer indirect	805	727
Other consumer	137	214

Total recoveries	1,047	1,112

Net charge-offs	1,596	882
Provision for loan losses	2,709	1,385

Balance at end of period	$25,827	$23,763

Net loan charge-offs to average loans (annualized)	0.38%	0.24%
Allowance for loan losses to total loans	1.50%	1.56%
Allowance for loan losses to non-performing loans	220%	289%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2013.

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

Net charge-offs of $1.6 million in the first quarter of 2013 represented 0.38% of average loans on an annualized basis compared to $882 thousand or 0.24% in the first quarter of 2012. The provision for loan losses exceeded net charge-offs by $1.1 million for the three months ended March 31, 2013, compared to $503 thousand for the same period in 2012. See the “Non-Performing Assets and Potential Problem Loans” section for further discussion.

The allowance for loan losses was $25.8 million at March 31, 2013, compared with $24.7 million at December 31, 2012. The ratio of the allowance for loan losses to total loans was 1.50% at March 31, 2013, compared with 1.45% at December 31, 2012. The ratio of the allowance for loan losses for originated loans to total originated loans was 1.56% at March 31, 2013, compared with 1.51% at December 31, 2012. The ratio of allowance for loan losses to non-performing loans was 220% at March 31, 2013, compared with 271% at December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31,	December 31,
	2013	2012
Nonaccrual loans:
Commercial business	$5,616	$3,413
Commercial mortgage	2,767	1,799
Residential mortgage	1,759	2,040
Home equity	598	939
Consumer indirect	1,007	891
Other consumer	14	25

Total nonaccrual loans	11,761	9,107
Accruing loans 90 days or more delinquent	5	18

Total non-performing loans	11,766	9,125
Foreclosed assets	371	184
Non-performing investment securities	343	753

Total non-performing assets	$12,480	$10,062

Non-performing loans to total loans	0.69%	0.53%
Non-performing assets to total assets	0.44%	0.36%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three months ended March 31, 2013 was as follows (in thousands):

Nonaccrual loans at January 1, 2013	$9,107
Additions	7,552
Payments	(1,639)
Charge-offs	(2,476)
Returned to accruing status	(373)
Transferred to other real estate or repossessed assets	(410)

Nonaccrual loans at March 31, 2013	$11,761

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at March 31, 2013 were $12.5 million, an increase of $2.4 million from the $10.1 million balance at December 31, 2012. The primary component of non-performing assets is non-performing loans, which were $11.8 million or 0.69% of total loans at March 31, 2013, an increase of $2.7 million from $9.1 million or 0.53% of total loans at December 31, 2012. The Company’s ratio of non-performing loans to total loans continues to compare favorably to its peer group average, which was 2.19% of total loans at December 31, 2012, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of December 31, 2012 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

The increase in non-performing loans during the first quarter of 2013 was due to the addition of one credit relationship consisting of commercial business and commercial mortgage loans with unpaid principal balances totaling $3.4 million. The Company had internally downgraded the relationship to substandard status from special mention during the fourth quarter of 2012. The further downgrade necessitated a specific allocation that increased our allowance for losses by approximately $570 thousand in the first quarter of 2013.

Approximately $6.3 million, or 53%, of the $11.8 million in non-performing loans as of March 31, 2013 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $801 thousand and $636 thousand at March 31, 2013 and December 31, 2012, respectively. We had no TDRs that were accruing interest as of March 31, 2013 or December 31, 2012.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 7 properties totaling $371 thousand at March 31, 2013 and 5 properties totaling $184 thousand at December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing investment securities for which we have stopped accruing interest were $343 thousand at March 31, 2013, compared to $753 thousand at December 31, 2012. Non-performing investment securities are included in non-performing assets at fair value and are comprised of two pooled trust preferred securities at March 31, 2013. There have been no securities transferred to non-performing status since the first quarter of 2009. During the first quarter of 2013, we recognized gains totaling $892 thousand from the sale of three ABS securities. The three securities had a fair value of $373 thousand at December 31, 2012. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $10.5 million and $13.8 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2013 and December 31, 2012, respectively. The decrease in potential problems relates to the $3.4 million credit relationship discussed above which migrated to non-performing classification at March 31, 2013.

In addition, we currently have a large commercial relationship with an Industrial Development Agency project in our market area. The relationship consists of a $13.9 million first lien mortgage position and $3.5 million second lien mortgage on a manufacturing facility. Recent events with the underlying third party tenant of the project has resulted in our monitoring the credit relationship more closely and including the first mortgage loan as “uncriticized—watch” and the second mortgage loan as “special mention” in our loan rating system. The loans are current as of March 31, 2013.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$494,362	20.5%	$501,514	22.2%
Interest-bearing demand	529,115	22.0	449,744	19.9
Savings and money market	748,482	31.1	655,598	28.9
Time deposits < $100,000	411,663	17.0	432,506	19.2
Time deposits of $100,000 or more	225,875	9.4	222,432	9.8

Total deposits	$2,409,497	100.0%	$2,261,794	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2013, total deposits were $2.409 billion, an increase of $147.7 million in comparison to $2.262 billion as of December 31, 2012. Public deposit balances increased $178.6 million during the first quarter of 2013 due largely to the seasonality of municipal cash flows. Time deposits were approximately 26% and 29% of total deposits at March 31, 2013 and December 31, 2012, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, represented 74% of total deposits and totaled $1.777 billion and $1.808 billion at March 31, 2013 and December 31, 2012, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

We had no traditional brokered deposits at March 31, 2013 or December 31, 2012, however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $62.2 million and $61.0 million at March 31, 2013 and December 31, 2012, respectively. ICS deposits totaled $39.3 million and $18.1 million at March 31, 2013 and December 31, 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 27% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $632.9 million and $454.2 million at March 31, 2013 and December 31, 2012, respectively, and represented 26% and 20% of total deposits as of the end of each period, respectively.

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012
Short-term borrowings:
Customer repurchase agreements	$39,620	$40,806
Short-term FHLB borrowings	100,000	139,000

Total short-term borrowings	$139,620	$179,806

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of March 31, 2013 or December 31, 2012.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $110 million of immediate credit capacity with FHLB as of March 31, 2013. We had approximately $450 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at March 31, 2013. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks at March 31, 2013. Additionally, we had approximately $26 million of unencumbered liquid securities available for pledging.

Federal funds purchased are overnight borrowings with correspondent banks. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2013 consisted of $100.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances.

As previously discussed, we leveraged our balance sheet through the execution of short-term FHLB advances in order to acquire investment securities to take advantage of the positive interest rate spread and increase net interest income.

Shareholders’ Equity

Shareholders’ equity was $254.9 million at March 31, 2013, an increase of $1.0 million from $253.9 million at December 31, 2012. Net income for the quarter increased shareholders’ equity by $6.1 million, which was partially offset by common and preferred stock dividends of $2.8 million. Accumulated other comprehensive income included in shareholders’ equity decreased $2.1 million during the first quarter due primarily to lower net unrealized gains on securities available for sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The objective of maintaining adequate liquidity is to assure our ability to meet our financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the servicing and repayment of debt and preferred equity obligations, the ability to fund new and existing loan commitments, to take advantage of new business opportunities and to satisfy other operating requirements. We achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell or pledge securities, lines of credit, and access to the financial and capital markets.

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

The primary sources of liquidity for the parent company are dividends from the Bank and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets. Five Star Investment Services relies on cash flows from operations and funds from the parent company when necessary. As a secondary source of liquidity, the Company also has the ability to draw up to $20.0 million on a revolving credit line with a correspondent bank.

The Company’s cash and cash equivalents were $84.8 million as of March 31, 2013, up $24.4 million from $60.4 million as of December 31, 2012. Net cash provided by operating activities totaled $12.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $92.8 million, which included cash outflows of $13.6 million for net loan originations and $77.7 million from investment securities transactions. Net cash provided by financing activities of $104.7 million was attributed to a $147.7 million increase in deposits, partly offset by a $40.2 million decrease in short-term borrowings and $2.6 million in dividend payments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands).

	March 31,	December 31,
	2013	2012
Total shareholders’ equity	$254,930	$253,897
Less: Unrealized gain on securities available for sale, net of tax	13,745	16,060
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,608)	(12,807)
Disallowed goodwill and other intangible assets	50,288	50,389

Tier 1 capital	$203,505	$200,255

Adjusted average total assets (for leverage capital purposes)	$2,728,391	$2,596,122

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.46%	7.71%
Total Tier 1 capital	$203,505	$200,255
Plus: Qualifying allowance for loan losses	23,493	23,355

Total risk-based capital	$226,998	$223,610

Net risk-weighted assets	$1,877,133	$1,867,032

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.84%	10.73%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.09%	11.98%

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Tier 1 leverage:	Company	$203,505	7.46%	$109,136	4.00%	$136,420	5.00%
	Bank	195,663	7.18	108,957	4.00	136,196	5.00
Tier 1 capital:	Company	203,505	10.84	75,085	4.00	112,628	6.00
	Bank	195,663	10.45	74,892	4.00	112,338	6.00
Total risk-based capital:	Company	226,998	12.09	150,171	8.00	187,713	10.00
	Bank	219,097	11.70	149,783	8.00	187,229	10.00
December 31, 2012
Tier 1 leverage:	Company	$200,255	7.71%	$103,845	4.00%	$129,806	5.00%
	Bank	192,136	7.41	103,681	4.00	129,601	5.00
Tier 1 capital:	Company	200,255	10.73	74,681	4.00	112,022	6.00
	Bank	192,136	10.31	74,526	4.00	111,789	6.00
Total risk-based capital:	Company	223,610	11.98	149,363	8.00	186,703	10.00
	Bank	215,443	11.56	149,052	8.00	186,315	10.00

The leverage ratio decreased as of March 31, 2013 when compared to December 31, 2012 primarily as a result an increase in average assets. During the second quarter of 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposals narrow the definition of capital, increase the minimum levels of required capital, introduce capital buffers and increase the risk weights for various asset classes. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were in effect at March 31, 2013.

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

The Company has experienced no significant changes in market risk due to changes in interest rates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, dated March  18, 2013, as filed with the Securities and Exchange Commission.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, dated March 18, 2013, as filed with the Securities and Exchange Commission.

ITEM 1A. Risk Factors

The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, dated March  18, 2013, as filed with the Securities and Exchange Commission.

ITEM 5. Other Information

The Company’s previous Chief Financial Officer, Karl F. Krebs, departed on April 15, 2013 and his employment with the Company effectively terminated. Mr.  Krebs did not remain with the Company through a brief transition period as previously reported.

ITEM 6. Exhibits

(a) The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

10.1	2013 Performance Program Master Agreement	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 7, 2013
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, May 7, 2013
Kevin B. Klotzbach
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Michael D. Grover	, May 7, 2013
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)