Form 10-Q
period 2013-06-30
FINANCIAL INSTITUTIONS INC
filed 2013-08-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The registrant had 13,808,890 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2013.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
(Dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$50,833	$60,342
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	50,927	60,436
Securities available for sale, at fair value	810,549	823,796
Securities held to maturity, at amortized cost (fair value of $17,821 and $18,478, respectively)	17,348	17,905
Loans held for sale	3,423	1,518
Loans (net of allowance for loan losses of $25,590 and $24,714, respectively)	1,717,824	1,681,012
Company owned life insurance	48,273	47,386
Premises and equipment, net	36,899	36,618
Goodwill and other intangible assets, net	50,190	50,389
Other assets	46,870	44,805

Total assets	$2,782,303	$2,763,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$511,802	$501,514
Interest-bearing demand	475,448	449,744
Savings and money market	713,459	655,598
Time deposits	623,527	654,938

Total deposits	2,324,236	2,261,794
Short-term borrowings	193,413	179,806
Other liabilities	19,766	68,368

Total liabilities	2,537,415	2,509,968

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,499 shares issued	150	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 172,445 and 173,210 shares issued, respectively	17,244	17,321

Total preferred equity	17,394	17,471
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,480	67,710
Retained earnings	179,564	172,244
Accumulated other comprehensive (loss) income	(13,134)	3,253
Treasury stock, at cost – 353,207 and 373,888 shares, respectively	(6,558)	(6,923)

Total shareholders’ equity	244,888	253,897

Total liabilities and shareholders’ equity	$2,782,303	$2,763,865

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$20,064	$19,512	$40,443	$39,048
Interest and dividends on investment securities	4,278	4,219	8,647	8,133

Total interest income	24,342	23,731	49,090	47,181

Interest expense:
Deposits	1,665	2,169	3,336	4,567
Short-term borrowings	153	174	343	285

Total interest expense	1,818	2,343	3,679	4,852

Net interest income	22,524	21,388	45,411	42,329
Provision for loan losses	1,193	1,459	3,902	2,844

Net interest income after provision for loan losses	21,331	19,929	41,509	39,485

Noninterest income:
Service charges on deposits	2,568	1,974	4,709	3,809
ATM and debit card	1,317	1,072	2,566	2,149
Broker-dealer fees and commissions	650	434	1,349	1,021
Company owned life insurance	438	441	853	867
Net gain on disposal of investment securities	332	1,237	1,224	1,568
Loan servicing	152	409	225	503
Net gain on sale of loans held for sale	35	325	235	658
Impairment charges on investment securities	—	—	—	(91)
Net gain on disposal of other assets	38	29	39	35
Other	846	769	1,729	1,622

Total noninterest income	6,376	6,690	12,929	12,141

Noninterest expense:
Salaries and employee benefits	9,226	9,071	18,935	18,127
Occupancy and equipment	3,035	2,715	6,204	5,485
Professional services	1,093	1,080	2,030	1,791
Computer and data processing	812	886	1,516	1,486
Supplies and postage	608	573	1,288	1,031
FDIC assessments	364	304	725	601
Advertising and promotions	253	137	467	238
Other	2,071	1,815	3,881	3,479

Total noninterest expense	17,462	16,581	35,046	32,238

Income before income taxes	10,245	10,038	19,392	19,388
Income tax expense	3,395	3,382	6,393	6,536

Net income	$6,850	$6,656	$12,999	$12,852

Preferred stock dividends	367	368	735	737

Net income available to common shareholders	$6,483	$6,288	$12,264	$12,115

Earnings per common share (Note 3):
Basic	$0.47	$0.46	$0.89	$0.89
Diluted	$0.47	$0.46	$0.89	$0.88
Cash dividends declared per common share	$0.18	$0.14	$0.36	$0.27
Weighted average common shares outstanding:
Basic	13,739	13,697	13,728	13,686
Diluted	13,767	13,750	13,767	13,742

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$6,850	$6,656	$12,999	$12,852
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investment securities	(14,470)	2,171	(16,785)	917
Pension and post-retirement obligations	199	203	398	405

Total other comprehensive (loss) income	(14,271)	2,374	(16,387)	1,322

Comprehensive (loss) income	$(7,421)	$9,030	$(3,388)	$14,174

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	12,852	—	—	12,852
Other comprehensive loss, net of tax	—	—	—	—	1,322	—	1,322

Total comprehensive income							14,174
Purchases of common stock for treasury	—	—	—	—	—	(525)	(525)
Share-based compensation plans:
Share-based compensation	—	—	318	—	—	—	318
Stock options exercised	—	—	(5)	—	—	31	26
Restricted stock awards issued, net	—	—	(599)	—	—	599	—
Excess tax benefit on share-based compensation	—	—	97	—	—	—	97
Directors’ retainer			(10)			107	97
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(735)	—	—	(735)
Common-$0.27 per share	—	—	—	(3,698)	—	—	(3,698)

Balance at June 30, 2012	$17,473	$142	$67,048	$166,496	$2,267	$(6,480)	$246,946

Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive loss:
Net income	—	—	—	12,999	—	—	12,999
Other comprehensive loss, net of tax	—	—	—	—	(16,387)	—	(16,387)

Total comprehensive loss							(3,388)
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series B-1 8.48% preferred stock	(77)	—	(2)	—	—	—	(79)
Share-based compensation plans:
Share-based compensation	—	—	205	—	—	—	205
Stock options exercised	—	—	(3)	—	—	62	59
Restricted stock awards issued, net	—	—	(427)	—	—	427	—
Excess tax benefit on share-based compensation	—	—	(10)	—	—	—	(10)
Directors’ retainer			7			105	112
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(733)	—	—	(733)
Common-$0.36 per share	—	—	—	(4,944)	—	—	(4,944)

Balance at June 30, 2013	$17,394	$142	$67,480	$179,564	$(13,134)	$(6,558)	$244,888

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$12,999	$12,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,099	1,758
Net amortization of premiums on securities	2,560	2,603
Provision for loan losses	3,902	2,844
Share-based compensation	205	318
Deferred income tax expense	2,771	2,591
Proceeds from sale of loans held for sale	19,379	30,528
Originations of loans held for sale	(21,049)	(29,142)
Increase in company owned life insurance	(853)	(867)
Net gain on sale of loans held for sale	(235)	(658)
Net gain on disposal of investment securities	(1,224)	(1,568)
Impairment charges on investment securities	—	91
Net gain on sale and disposal of other assets	(39)	(35)
Decrease (increase) in other assets	6,562	(1,802)
(Decrease) increase in other liabilities	(511)	8,675

Net cash provided by operating activities	26,566	28,188

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(160,140)	(223,454)
Held to maturity	(5,166)	(6,847)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	94,956	98,123
Held to maturity	5,723	8,421
Proceeds from sales of securities available for sale	1,327	1,670
Net loan originations	(41,340)	(83,300)
Purchases of company owned life insurance	(34)	(34)
Proceeds from sales of other assets	467	452
Purchases of premises and equipment	(2,258)	(2,135)
Net cash received in branch acquisition	—	63,577

Net cash used in investing activities	(106,465)	(143,527)

Cash flows from financing activities:
Net increase in deposits	62,442	74,137
Net increase in short-term borrowings	13,607	50,126
Repurchase of preferred stock	(79)	—
Purchase of common stock for treasury	(229)	(525)
Proceeds from stock options exercised	59	26
Excess tax benefit on share-based compensation, net	(10)	97
Cash dividends paid to preferred shareholders	(736)	(737)
Cash dividends paid to common shareholders	(4,664)	(3,555)

Net cash provided by financing activities	70,390	119,569

Net (decrease) increase in cash and cash equivalents	(9,509)	4,230
Cash and cash equivalents, beginning of period	60,436	57,583

Cash and cash equivalents, end of period	$50,927	$61,813

Supplemental information
Cash paid for interest	$3,679	$5,409
Cash paid for income taxes	1,697	3,302
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	626	183
Accrued and declared unpaid dividends	2,841	2,287
(Decrease) increase in net unsettled security purchases	(47,972)	13,938
Assets acquired and liabilities assumed in branch acquisition:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	—	59,966
Deposits and other liabilities	—	130,032

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

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the consolidated financial statements, the adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition. See Note 8 – Accumulated Other Comprehensive Income to the consolidated financial statements for the disclosures required by ASU No. 2013-02.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BRANCH ACQUISITIONS

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed substantially all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows (in thousands):

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders	$6,483	$6,288	$12,264	$12,115
Less: Earnings allocated to participating securities	—	—	—	3

Net income available to common shareholders for EPS	$6,483	$6,288	$12,264	$12,112

Weighted average common shares outstanding:
Total shares issued	14,162	14,162	14,162	14,162
Unvested restricted stock awards	(66)	(123)	(73)	(125)
Treasury shares	(357)	(342)	(361)	(351)

Total basic weighted average common shares outstanding	13,739	13,697	13,728	13,686
Incremental shares from assumed:
Exercise of stock options	5	3	6	3
Vesting of restricted stock awards	23	50	33	53

Total diluted weighted average common shares outstanding	13,767	13,750	13,767	13,742
Basic earnings per common share	$0.47	$0.46	$0.89	$0.89

Diluted earnings per common share	$0.47	$0.46	$0.89	$0.88

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	225	307	188	317
Restricted stock awards	9	2	5	1

	234	309	193	318

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$113,683	$1,638	$2,382	$112,939
State and political subdivisions	222,726	2,853	2,873	222,706
Mortgage-backed securities:
Federal National Mortgage Association	156,614	1,648	5,295	152,967
Federal Home Loan Mortgage Corporation	36,980	670	70	37,580
Government National Mortgage Association	46,597	2,307	—	48,904
Collateralized mortgage obligations:
Federal National Mortgage Association	70,210	605	1,489	69,326
Federal Home Loan Mortgage Corporation	109,913	357	3,455	106,815
Government National Mortgage Association	55,008	1,522	299	56,231
Privately issued	—	2,604	—	2,604

Total collateralized mortgage obligations	235,131	5,088	5,243	234,976

Total mortgage-backed securities	475,322	9,713	10,608	474,427
Asset-backed securities	18	459	—	477

Total available for sale securities	$811,749	$14,663	$15,863	$810,549

Securities held to maturity:
State and political subdivisions	$17,348	$473	$—	$17,821

December 31, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$128,097	$3,667	$69	$131,695
State and political subdivisions	188,997	6,285	72	195,210
Mortgage-backed securities:
Federal National Mortgage Association	147,946	4,394	188	152,152
Federal Home Loan Mortgage Corporation	65,426	1,430	—	66,856
Government National Mortgage Association	56,166	3,279	—	59,445
Collateralized mortgage obligations:
Federal National Mortgage Association	60,805	1,865	2	62,668
Federal Home Loan Mortgage Corporation	78,581	1,911	—	80,492
Government National Mortgage Association	70,989	2,168	—	73,157
Privately issued	73	1,025	—	1,098

Total collateralized mortgage obligations	210,448	6,969	2	217,415

Total mortgage-backed securities	479,986	16,072	190	495,868
Asset-backed securities	121	902	—	1,023

Total available for sale securities	$797,201	$26,926	$331	$823,796

Securities held to maturity:
State and political subdivisions	$17,905	$573	$—	$18,478

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$375	$1,310	$1,327	$1,670
Gross realized gains	332	1,237	1,224	1,568

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2013 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$11,277	$11,455
Due from one to five years	117,978	120,658
Due after five years through ten years	350,860	343,317
Due after ten years	331,634	335,119

	$811,749	$810,549

Debt securities held to maturity:
Due in one year or less	$13,009	$13,107
Due from one to five years	3,605	3,837
Due after five years through ten years	647	765
Due after ten years	87	112

	$17,348	$17,821

There were no unrealized losses in held to maturity securities at June 30, 2013 or December 31, 2012. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Government agencies and government sponsored enterprises	$61,730	$2,377	$2,868	$5	$64,598	$2,382
State and political subdivisions	108,166	2,873	—	—	108,166	2,873
Mortgage-backed securities:
Federal National Mortgage Association	98,712	5,295	—	—	98,712	5,295
Federal Home Loan Mortgage Corporation	4,270	70	—	—	4,270	70
Collateralized mortgage obligations:
Federal National Mortgage Association	52,604	1,488	665	1	53,269	1,489
Federal Home Loan Mortgage Corporation	96,267	3,455	—	—	96,267	3,455
Government National Mortgage Association	6,682	299	—	—	6,682	299

Total collateralized mortgage obligations	155,553	5,242	665	1	156,218	5,243

Total mortgage-backed securities	258,535	10,607	665	1	259,200	10,608

Total temporarily impaired securities	$428,431	$15,857	$3,533	$6	$431,964	$15,863

December 31, 2012
U.S. Government agencies and government sponsored enterprises	$13,265	$67	$2,967	$2	$16,232	$69
State and political subdivisions	8,471	72	—	—	8,471	72
Mortgage-backed securities:
Federal National Mortgage Association	25,200	188	—	—	25,200	188
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,173	2	1,173	2

Total collateralized mortgage obligations	—	—	1,173	2	1,173	2

Total mortgage-backed securities	25,200	188	1,173	2	26,373	190

Total temporarily impaired securities	$46,936	$327	$4,140	$4	$51,076	$331

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2013 was 429 compared to 52 at December 31, 2012. At June 30, 2013, the Company had positions in 5 investment securities with a fair value of $3.5 million and a total unrealized loss of $6 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 424 securities positions in the Company’s investment portfolio, with a fair value of $428.4 million and a total unrealized loss of $15.9 million at June 30, 2013, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

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

No impairment was recorded in the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2013, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2013, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2013, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2013
Commercial business	$257,784	$(52)	$257,732
Commercial mortgage	438,513	(998)	437,515
Residential mortgage	117,939	178	118,117
Home equity	301,429	4,786	306,215
Consumer indirect	572,350	27,236	599,586
Other consumer	24,107	142	24,249

Total	$1,712,122	$31,292	1,743,414

Allowance for loan losses			(25,590)

Total loans, net			$1,717,824

December 31, 2012
Commercial business	$258,706	$(31)	$258,675
Commercial mortgage	414,282	(958)	413,324
Residential mortgage	133,341	179	133,520
Home equity	282,503	4,146	286,649
Consumer indirect	559,964	26,830	586,794
Other consumer	26,657	107	26,764

Total	$1,675,453	$30,273	1,705,726

Allowance for loan losses			(24,714)

Total loans, net			$1,681,012

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $3.4 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2013
Commercial business	$170	$—	$—	$170	$5,043	$252,571	$257,784
Commercial mortgage	90	—	—	90	3,073	435,350	438,513
Residential mortgage	791	—	—	791	1,423	115,725	117,939
Home equity	477	30	—	507	699	300,223	301,429
Consumer indirect	1,363	139	—	1,502	1,035	569,813	572,350
Other consumer	134	12	16	162	6	23,939	24,107

Total loans, gross	$3,025	$181	$16	$3,222	$11,279	$1,697,621	$1,712,122

December 31, 2012
Commercial business	$160	$—	$—	$160	$3,413	$255,133	$258,706
Commercial mortgage	331	—	—	331	1,799	412,152	414,282
Residential mortgage	376	—	—	376	2,040	130,925	133,341
Home equity	675	10	—	685	939	280,879	282,503
Consumer indirect	1,661	163	—	1,824	891	557,249	559,964
Other consumer	127	35	18	180	25	26,452	26,657

Total loans, gross	$3,330	$208	$18	$3,556	$9,107	$1,662,790	$1,675,453

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2013 and December 31, 2012. There were $16 thousand and $18 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2013 and December 31, 2012, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2013
Commercial business	1	$1,273	$1,273	3	$1,462	$1,453
Commercial mortgage	—	—	—	—	—	—

Total	1	$1,273	$1,273	3	$1,462	$1,453

June 30, 2012
Commercial business	—	$—	$—	2	$433	$433
Commercial mortgage	3	602	602	4	648	648

Total	3	$602	$602	6	$1,081	$1,081

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the three months ended June 30, 2013 were classified as nonaccrual as of June 30, 2013. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended June 30, 2013 or 2012. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
Commercial business	$788	$1,171	$—	$940	$—
Commercial mortgage	780	835	—	684	—

	1,568	2,006	—	1,624	—
With an allowance recorded:
Commercial business	4,255	4,255	956	4,419	—
Commercial mortgage	2,293	2,293	554	1,936	—

	6,548	6,548	1,510	6,355	—

	$8,116	$8,554	$1,510	$7,979	$—

December 31, 2012
With no related allowance recorded:
Commercial business	$963	$1,425	$—	$755	$—
Commercial mortgage	911	1,002	—	1,310	—

	1,874	2,427	—	2,065	—
With an allowance recorded:
Commercial business	2,450	2,450	664	2,114	—
Commercial mortgage	888	888	310	1,858	—

	3,338	3,338	974	3,972	—

	$5,212	$5,765	$974	$6,037	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2013
Uncriticized	$242,218	$418,395
Special mention	4,209	12,401
Substandard	11,357	7,717
Doubtful	—	—

Total	$257,784	$438,513

December 31, 2012
Uncriticized	$240,291	$400,576
Special mention	6,591	6,495
Substandard	11,824	7,211
Doubtful	—	—

Total	$258,706	$414,282

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
June 30, 2013
Performing	$116,516	$300,730	$571,315	$24,085
Non-performing	1,423	699	1,035	22

Total	$117,939	$301,429	$572,350	$24,107

December 31, 2012
Performing	$131,301	$281,564	$559,073	$26,632
Non-performing	2,040	939	891	25

Total	$133,341	$282,503	$559,964	$26,657

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
June 30, 2013
Loans:
Ending balance	$257,784	$438,513	$117,939	$301,429	$572,350	$24,107	$1,712,122

Evaluated for impairment:
Individually	$5,043	$3,073	$—	$—	$—	$—	$8,116

Collectively	$252,741	$435,440	$117,939	$301,429	$572,350	$24,107	$1,704,006

Allowance for loan losses:
Ending balance	$4,755	$7,125	$701	$1,424	$11,095	$490	$25,590

Evaluated for impairment:
Individually	$956	$554	$—	$—	$—	$—	$1,510

Collectively	$3,799	$6,571	$701	$1,424	$11,095	$490	$24,080

June 30, 2012
Loans:
Ending balance	$245,513	$414,766	$142,635	$260,855	$507,598	$25,172	$1,596,539

Evaluated for impairment:
Individually	$4,150	$3,598	$—	$—	$—	$—	$7,748

Collectively	$241,363	$411,168	$142,635	$260,855	$507,598	$25,172	$1,588,791

Allowance for loan losses:
Ending balance	$4,364	$6,713	$801	$1,164	$10,618	$460	$24,120

Evaluated for impairment:
Individually	$863	$691	$—	$—	$—	$—	$1,554

Collectively	$3,501	$6,022	$801	$1,164	$10,618	$460	$22,566

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2013 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2013
Beginning balance	$5,167	$6,971	$668	$1,283	$11,312	$426	$25,827
Charge-offs	292	106	85	53	1,929	229	2,694
Recoveries	205	143	13	73	759	71	1,264
Provision (credit)	(325)	117	105	121	953	222	1,193

Ending balance	$4,755	$7,125	$701	$1,424	$11,095	$490	$25,590

Six months ended June 30, 2013
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	531	109	247	322	3,647	481	5,337
Recoveries	242	157	30	110	1,564	208	2,311
Provision	160	496	178	354	2,463	251	3,902

Ending balance	$4,755	$7,125	$701	$1,424	$11,095	$490	$25,590

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

Risk Characteristics

Commercial business loans primarily consist of loans to small to midsize businesses in our market area in a diverse range of industries. These loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $48.5 million as of June 30, 2013 and December 31, 2012. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

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

Amortization expense for the core deposit intangible was $98 thousand and $199 thousand for the three and six months ended June 30, 2013, respectively. There was no amortization expense for the three and six months ended June 30, 2012. As of June 30, 2013, estimated core deposit intangible amortization expense for each of the next five years is as follows (in thousands):

2013 (remainder of year)	$187
2014	341
2015	296
2016	251
2017	205

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the six month periods ended June 30, 2013 and 2012:

	Outstanding	Treasury	Issued
June 30, 2013
Shares outstanding at December 31, 2012	13,787,709	373,888	14,161,597
Restricted stock awards issued	42,035	(42,035)	—
Restricted stock awards forfeited	(18,977)	18,977	—
Stock options exercised	3,300	(3,300)	—
Treasury stock purchases	(11,349)	11,349	—
Directors’ retainer	5,672	(5,672)	—

Shares outstanding at June 30, 2013	13,808,390	353,207	14,161,597

June 30, 2012
Shares outstanding at December 31, 2011	13,803,116	358,481	14,161,597
Restricted stock awards issued	57,541	(57,541)	—
Restricted stock awards forfeited	(25,075)	25,075	—
Stock options exercised	1,650	(1,650)	—
Treasury stock purchases	(31,518)	31,518	—
Directors’ retainer	5,816	(5,816)	—

Shares outstanding at June 30, 2012	13,811,530	350,067	14,161,597

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the six month periods ended June 30, 2013 and 2012 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
June 30, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(26,571)	$(10,525)	$(16,046)
Reclassification adjustment for gains included in income	(1,224)	(485)	(739)

Net unrealized losses on investment securities	(27,795)	(11,010)	(16,785)
Pension and post-retirement obligations:
Amortization of prior service credit	(24)	(9)	(15)
Amortization of actuarial losses	682	269	413

Pension and post-retirement obligations, net	658	260	398

Other comprehensive loss	$(27,137)	$(10,750)	$(16,387)

June 30, 2012
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$2,995	$1,186	$1,809
Reclassification adjustment for gains included in income	(1,568)	(621)	(947)
Reclassification adjustment for impairment charges included in income	91	36	55

Net unrealized gains on investment securities	1,518	601	917
Pension and post-retirement obligations:
Amortization of prior service credit	(24)	(9)	(15)
Amortization of actuarial losses	695	275	420

Pension and post-retirement obligations, net	671	266	405

Other comprehensive income	$2,189	$867	$1,322

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the six month period ended June 30, 2013 (in thousands):

	Net Unrealized Gains (Losses) on Investment Securities	Pension and Post-retirement Obligations	Total
Balance at beginning of year	$16,060	$(12,807)	$3,253
Other comprehensive loss before reclassifications	(16,046)	398	(15,648)
Amounts reclassified from accumulated other comprehensive income	(739)	—	(739)

Net current period other comprehensive loss	(16,785)	398	(16,387)

Balance at end of period	$(725)	$(12,409)	$(13,134)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six month period ended June 30, 2013 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Income
Realized gain on sale of investment securities	$1,224	Net gain on disposal of investment securities
	(485)	Income tax expense

	$739	Net of tax

Pension and post-retirement obligations
Amortization of prior service benefit (1)	$24	Salaries and employee benefits
Amortization of actuarial losses (1)	(682)	Salaries and employee benefits

	(658)	Total before tax
	260	Income tax benefit

	$(398)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 – Employee Benefit Plans for additional information.

(9.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Company’s Board, or the Management Development and Compensation Committee of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 33,035 restricted shares to certain members of management during the six months ended June 30, 2013. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2013. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2015. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2015.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The grant-date fair value of the TSR portion of the award granted during the six month period ended June 30, 2013 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.88 years, (ii) risk free interest rate of 0.42%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 37.2%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

During the six months ended June 30, 2013, the Company granted 9,000 restricted shares of common stock to directors, of which 4,500 shares vested immediately and 4,500 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $19.81.

The restricted stock awards granted to management and directors in 2013 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the six month period ended June 30, 2013:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	79,580	$16.89
Granted	42,035	16.85
Vested	(38,598)	17.04
Forfeited	(18,977)	16.60

Outstanding at end of period	64,040	$16.86

As of June 30, 2013, there was $554 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2013 or 2012. The following is a summary of stock option activity for the six months ended June 30, 2013 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	319,275	$20.22
Exercised	(3,300)	17.58
Expired	(43,790)	21.38

Outstanding and exercisable at end of period	272,185	$20.07	2.4 years	$58

As of June 30, 2013, all compensation expense related to stock options had been fully recognized in previous periods.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2013 and 2012 was $7 thousand and $2 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for six months ended June 30, 2013 and 2012 was $59 thousand and $26 thousand, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$(6)	$93	$79	$220
Other noninterest expense	109	83	126	98

Total share-based compensation expense	$103	$176	$205	$318

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$516	$509	$1,032	$1,018
Interest cost on projected benefit obligation	505	506	1,010	1,011
Expected return on plan assets	(921)	(803)	(1,842)	(1,606)
Amortization of unrecognized prior service credit	(12)	(12)	(24)	(24)
Amortization of unrecognized loss	341	347	682	694

Net periodic pension cost	$429	$547	$858	$1,093

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of income. The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2013 fiscal year.

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Commitments to extend credit	$457,620	$435,948
Standby letters of credit	9,315	9,223

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. The Company had no forward sales commitments at June 30, 2013. Forward sales commitments totaled $1.8 million at December 31, 2012. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

Off-balance sheet instruments: The fair value of off-balance-sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$112,939	$—	$112,939
State and political subdivisions	—	222,706	—	222,706
Mortgage-backed securities	—	474,427	—	474,427
Asset-backed securities:
Trust preferred securities	—	207	—	207
Other	—	270	—	270

	$—	$810,549	$—	$810,549

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,423	$—	$3,423
Collateral dependent impaired loans	—	—	5,038	5,038
Other assets:
Loan servicing rights	—	—	1,729	1,729
Other real estate owned	—	—	415	415

	$—	$3,423	$7,182	$10,605

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$131,695	$—	$131,695
State and political subdivisions	—	195,210	—	195,210
Mortgage-backed securities	—	495,868	—	495,868
Asset-backed securities:
Trust preferred securities	—	754	—	754
Other	—	269	—	269

	$—	$823,796	$—	$823,796

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,518	$—	$1,518
Collateral dependent impaired loans	—	—	2,364	2,364
Other assets:
Loan servicing rights	—	—	1,719	1,719
Other real estate owned	—	—	184	184

	$—	$1,518	$4,267	$5,785

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month periods ended June 30, 2013 and 2012.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$5,038	Appraisal of collateral (1)	Appraisal adjustments (2)	15%—100% discount
		Discounted cash flow	Discount rate	4.7%(3)
			Risk premium rate	12.0%(3)
Loan servicing rights	1,729	Discounted cash flow	Discount rate	4.6%(3)
			Constant prepayment rate	13.2%(3)
Other real estate owned	415	Appraisal of collateral (1)	Appraisal adjustments (2)	6%—43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2013. The Company transferred all of the assets classified as Level 3 assets at December 31, 2011 to Level 2 during the six months ended June 30, 2012. The transfers of the $1.5 million of pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

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

	Level in	June 30, 2013		December 31, 2012
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$50,927	$50,927	$60,436	$60,436
Securities available for sale	Level 2	810,549	810,549	823,796	823,796
Securities held to maturity	Level 2	17,348	17,821	17,905	18,478
Loans held for sale	Level 2	3,423	3,423	1,518	1,547
Loans	Level 2	1,712,786	1,713,457	1,678,648	1,701,419
Loans (1)	Level 3	5,038	5,038	2,364	2,364
Accrued interest receivable	Level 1	7,894	7,894	7,843	7,843
FHLB and FRB stock	Level 2	13,160	13,160	12,321	12,321
Financial liabilities:
Non-maturity deposits	Level 1	1,700,709	1,700,709	1,606,856	1,606,856
Time deposits	Level 2	623,527	624,988	654,938	658,342
Short-term borrowings	Level 1	193,413	193,413	179,806	179,806
Accrued interest payable	Level 1	3,819	3,819	3,819	3,819

(1)	Comprised of collateral dependent impaired loans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Financial Institutions, Inc. is a financial holding company headquartered in New York State that provides banking and nonbanking financial services to individuals and businesses primarily located in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank, we provide a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through our nonbanking subsidiary, Five Star Investment Services, Inc., we provide brokerage and investment advisory services to supplement our banking business. References in this report to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity and references to “the Bank” mean Five Star Bank.

Our primary sources of revenue are net interest income (predominantly from interest earned on our loans and securities, net of interest paid on deposits and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on our results of operations and financial condition.

Our business strategy is to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, and results in long-standing and broad based banking relationships. Our core customers are primarily comprised of households, small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products with personalized service. We believe that our level of personal service provides us with a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECENT DEVELOPMENTS

New Capital Rules

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach” banks ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The “standardized approach” final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

2013 Branch Consolidations

On July 23, 2013, the Company announced that it will be consolidating its Pavilion and North Java branches into nearby branches. Subject to regulatory approval, the Company expects to transfer customer accounts and employees by October 31, 2013. These branch consolidations are one component of the Company’s long term strategic plan, which provides for the optimal combination of branches and online/mobile banking technologies, supported by highly experienced bankers, to offer customers convenience and high service levels while maintaining an efficient, competitive cost structure. Expenses related to the consolidation of the two branches are not expected to be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2012 Branch Acquisitions

On January 19, 2012, the Bank entered into agreements with First Niagara Bank, National Association (“First Niagara”) to acquire four retail bank branches in Medina, Brockport, Batavia and Waterloo, New York (the “First Niagara Branches”) and four retail bank branches previously owned by HSBC Bank USA, National Association (“HSBC”) in Elmira, Elmira Heights, Horseheads and Albion, New York (the “HSBC Branches”). First Niagara assigned its rights to the HSBC branches in connection with its acquisition of HSBC’s Upstate New York banking franchise. Under the terms of the agreements, the Bank assumed substantially all related deposits and purchased the related branch premises and certain performing loans. The transaction to acquire the First Niagara Branches was completed on June 22, 2012 and the transaction to acquire the HSBC Branches was completed on August 17, 2012. The combined assets acquired and deposits assumed in the two transactions were recorded at their estimated fair values as follows (in thousands):

	FNFG Branches	HSBC Branches	Total
Cash	$63,579	$132,199	$195,778
Loans	58,245	17,390	75,635
Bank premises and equipment	1,504	434	1,938
Goodwill	4,690	6,477	11,167
Core deposit intangible asset	1,421	621	2,042
Other assets	452	149	601

Total assets acquired	$129,891	$157,270	$287,161

Deposits assumed	$129,564	$157,255	$286,819
Other liabilities	327	15	342

Total liabilities assumed	$129,891	$157,270	$287,161

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

RESULTS OF OPERATIONS

Summary of Performance

Net income increased $194 thousand or 3% to $6.9 million for the second quarter of 2013 compared to $6.7 million for the second quarter of 2012. Net income available to common shareholders for the second quarter of 2013 was $6.5 million, or $0.47 per diluted share, compared with $6.3 million, or $0.46 per diluted, for the second quarter of last year. Return on average equity was 10.70% and return on average assets was 0.99% for the second quarter of 2013 compared to 10.94% and 1.08%, respectively, for the second quarter of 2012.

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

Net income for the six months ended June 30, 2013 totaled $13.0 million, an increase of $147 thousand or 1% from $12.9 million for the same period in 2012. For the first six months of 2013, net income available to common shareholders was $12.3 million, or $0.89 per diluted share, compared with $12.1 million, or $0.88 per diluted share, for the first six months of 2012. Return on average equity was 10.22% and return on average assets was 0.94% for the six months ended June 30, 2013 compared to 10.65% and 1.07%, respectively, for the same period in 2012.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income per consolidated statements of income	$24,342	$23,731	$49,090	$47,181
Adjustment to fully taxable equivalent basis	656	568	1,284	1,075

Interest income adjusted to a fully taxable equivalent basis	24,998	24,299	50,374	48,256
Interest expense per consolidated statements of income	1,818	2,343	3,679	4,852

Net interest income on a taxable equivalent basis	$23,180	$21,956	$46,695	$43,404

Leverage Strategy

During the first quarter of 2013, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities as part of a leverage strategy of approximately $100 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities. While the underlying leverage strategy contributed to a lower net interest margin, it successfully increased net interest income by approximately $280 thousand and $550 thousand for the second quarter and six months ended June 30, 2013, respectively.

Analysis of Net Interest Income for the Three Months ended June 30, 2013 and June 30, 2012

Net interest income on a taxable equivalent basis for the three months ended June 30, 2013, was $23.2 million, an increase of $1.2 million or 6% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $2.9 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.7 million).

The net interest margin for the second quarter of 2013 was 3.63%, 26 basis points lower than 3.89% for the same period in 2012. This comparable period decrease was a function of a 24 basis point decrease in interest rate spread, combined with a 2 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 40 basis point decrease in the yield on earning assets and a 16 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve has left the targeted Federal funds rate unchanged at zero to 25 basis points since 2010. During 2011, the Federal Reserve disclosed that short-term interest rates would be held near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In April 2012, the Federal Reserve further announced that interest rates will likely remain at exceptionally low levels through late 2014. The Federal Reserve Board continues to indicate there is the potential for these short-term rates to remain unchanged until certain inflation and unemployment rates are achieved.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The yield on earning assets was 3.91% for the second quarter of 2013, 40 basis points lower than the second quarter of 2012. Loan yields decreased 41 basis points to 4.65%, also impacted by the lower interest rate environment. Commercial mortgage and consumer indirect loans in particular, down 45 and 68 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities dropped 30 basis points to 2.38%, also impacted by the lower interest rate environment, prepayments of mortgage-related investment securities and the previously mentioned leverage strategy. Overall, earning asset rate changes reduced interest income by $2.2 million.

The cost of average interest-bearing liabilities of 0.36% in the second quarter of 2013 was 16 basis points lower than the second quarter of 2012, reflecting the lower rate environment, mitigated by a focus on product pricing to retain balances. The cost of short-term funding decreased 3 basis points to 0.40% for the second quarter of 2013. The interest-bearing liability rate changes resulted in $485 thousand of lower interest expense.

Average interest-earning assets were $2.56 billion for second quarter 2013, an increase of $297.5 million or 13% from the comparable quarter last year, with average loans up $182.9 million and average securities up $114.5 million. The growth in average loans was comprised of increases in all loan categories, with consumer loans up $135.1 million, commercial loans up $40.2 million and residential mortgage loans up $7.6 million. The growth in average securities was a result of investing excess cash from the branch acquisitions combined with the previously described leverage strategy.

Average interest-bearing liabilities of $2.02 billion in the second quarter of 2013 were $202.3 million or 11% higher than the second quarter of 2012. On average, interest-bearing deposits grew $211.4 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $103.0 million. The increase in average deposits was primarily attributable to retail deposits assumed in the branch acquisitions. Average short-term borrowings decreased $9.1 million between the second quarter periods.

Analysis of Net Interest Income for the Six Months ended June 30, 2013 and June 30, 2012

Net interest income on a taxable equivalent basis for the first six months of 2013 was $46.7 million, an increase of $3.3 million or 8% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $6.8 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $3.5 million).

The net interest margin for the first six months of 2013 was 3.68%, 29 basis points lower than 3.97% for the same period last year. The interest rate spread was 3.60% during the first six months of 2013 compared to 3.86% during the first six months of 2012.

This comparable period decrease was a function of a 26 basis point decrease in interest rate spread, combined with a 3 basis point lower contribution from net free funds. The lower interest rate spread was a net result of a 45 basis point decrease in the yield on earning assets and a 19 basis point decrease in the cost of interest-bearing liabilities.

The yield on earning assets was 3.97% for the first six months of 2013, 45 basis points lower than the same period last year, attributable to decreases in the yields on the investment security portfolio (down 37 basis points, to 2.38%) and loan portfolio (down 41 basis points to 4.74%).

The cost on interest-bearing liabilities of 0.37% for the first six months of 2013 was 19 basis points lower than the same period in 2012. Rates on interest-bearing deposits were down 20 basis points to 0.36%. The cost of short-term borrowings decreased 4 basis points to 0.40%.

Average interest-earning assets were $2.55 billion for the first six months of 2013, an increase of $359.7 million or 16% from the comparable period last year, with average loans up $196.6 million and average securities up $162.9 million. The growth in average loans was comprised of increases in all loan categories, with consumer loans up $142.9 million, commercial loans up $41.8 million and residential mortgage loans up $11.9 million.

Average interest-bearing liabilities of $2.02 billion in the first six months of 2013 were $264.6 million or 15% higher than the first six months of 2012. On average, interest-bearing deposits grew $222.1 million, while noninterest-bearing demand deposits were up $98.9 million and average short-term borrowings increased $42.5 million. The increase in average deposits was primarily attributable to retail deposits assumed in the branch acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$226	$—	0.19%	$94	$—	0.21%
Investment securities (1):
Taxable	599,931	3,060	2.04	542,639	3,165	2.33
Tax-exempt (2)	230,022	1,874	3.26	172,792	1,622	3.75

Total investment securities	829,953	4,934	2.38	715,431	4,787	2.68
Loans:
Commercial business	256,332	2,854	4.47	237,936	2,732	4.62
Commercial mortgage	433,631	5,397	4.99	411,871	5,569	5.44
Residential mortgage	123,263	1,558	5.05	115,621	1,523	5.27
Home equity	299,230	3,072	4.12	242,208	2,547	4.23
Consumer indirect	595,235	6,518	4.39	517,859	6,532	5.07
Other consumer	24,080	665	11.08	23,420	609	10.46

Total loans	1,731,771	20,064	4.65	1,548,915	19,512	5.06

Total interest-earning assets	2,561,950	24,998	3.91	2,264,440	24,299	4.31

Allowance for loan losses	(26,282)			(24,474)
Other noninterest-earning assets	253,436			233,922

Total assets	$2,789,104			$2,473,888

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$489,047	$176	0.14%	$409,720	$145	0.14%
Savings and money market	739,328	242	0.13	553,701	251	0.18
Time deposits	635,583	1,247	0.79	689,103	1,773	1.03

Total interest-bearing deposits	1,863,958	1,665	0.36	1,652,524	2,169	0.53
Short-term borrowings	153,626	153	0.40	162,718	174	0.43

Total interest-bearing liabilities	2,017,584	1,818	0.36	1,815,242	2,343	0.52

Noninterest-bearing demand deposits	501,354			398,353
Other noninterest-bearing liabilities	13,259			15,451
Shareholders’ equity	256,907			244,842

Total liabilities and shareholders’ equity	$2,789,104			$2,473,888

Net interest income (tax-equivalent)		$23,180			$21,956

Interest rate spread			3.55%			3.79%

Net earning assets	$544,366			$449,198

Net interest margin (tax-equivalent)			3.63%			3.89%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.98%			124.75%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$272	$—	0.20%	$94	$—	0.25%
Investment securities (1):
Taxable	611,364	6,262	2.05	511,101	6,137	2.40
Tax-exempt (2)	221,730	3,669	3.31	159,056	3,071	3.86

Total investment securities	833,094	9,931	2.38	670,157	9,208	2.75
Loans:
Commercial business	257,638	5,725	4.48	234,901	5,459	4.67
Commercial mortgage	425,982	10,682	5.06	406,939	11,071	5.47
Residential mortgage	126,824	3,208	5.06	114,893	3,070	5.34
Home equity	294,140	6,093	4.18	237,879	5,042	4.26
Consumer indirect	591,671	13,370	4.56	506,360	13,182	5.24
Other consumer	24,804	1,365	11.10	23,487	1,224	10.48

Total loans	1,721,059	40,443	4.74	1,524,459	39,048	5.15

Total interest-earning assets	2,554,425	50,374	3.97	2,194,710	48,256	4.42

Allowance for loan losses	(25,537)			(24,155)
Other noninterest-earning assets	255,793			237,754

Total assets	$2,784,681			$2,408,309

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$491,835	$314	0.13%	$401,037	$291	0.15%
Savings and money market	716,632	462	0.13	530,622	534	0.20
Time deposits	641,534	2,560	0.80	696,237	3,742	1.08

Total interest-bearing deposits	1,850,001	3,336	0.36	1,627,896	4,567	0.56
Short-term borrowings	172,415	343	0.40	129,906	285	0.44

Total interest-bearing liabilities	2,022,416	3,679	0.37	1,757,802	4,852	0.56

Noninterest-bearing demand deposits	491,685			392,753
Other noninterest-bearing liabilities	14,208			15,077
Shareholders’ equity	256,372			242,677

Total liabilities and shareholders’ equity	$2,784,681			$2,408,309

Net interest income (tax-equivalent)		$46,695			$43,404

Interest rate spread			3.60%			3.86%

Net earning assets	$532,009			$436,908

Net interest margin (tax-equivalent)			3.68%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.31%			124.86%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2013 vs. 2012			June 30, 2013 vs. 2012
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	315	(420)	(105)	1,103	(978)	125
Tax-exempt	486	(234)	252	1,083	(485)	598

Total investment securities	801	(654)	147	2,186	(1,463)	723
Loans:
Commercial business	207	(85)	122	512	(246)	266
Commercial mortgage	285	(457)	(172)	503	(892)	(389)
Residential mortgage	99	(64)	35	308	(170)	138
Home equity	586	(61)	525	1,167	(116)	1,051
Consumer indirect	907	(921)	(14)	2,057	(1,869)	188
Other consumer	17	39	56	71	70	141

Total loans	2,101	(1,549)	552	4,618	(3,223)	1,395

Total interest income	2,902	(2,203)	699	6,804	(4,686)	2,118

Interest expense:
Deposits:
Interest-bearing demand	29	2	31	61	(38)	23
Savings and money market	71	(80)	(9)	154	(226)	(72)
Time deposits	(130)	(396)	(526)	(276)	(906)	(1,182)

Total interest-bearing deposits	(30)	(474)	(504)	(61)	(1,170)	(1,231)
Short-term borrowings	(10)	(11)	(21)	87	(29)	58

Total interest expense	(40)	(485)	(525)	26	(1,199)	(1,173)

Net interest income	$2,942	$(1,718)	$1,224	$6,778	$(3,487)	$3,291

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $1.2 million and $3.9 million for the three and six month periods ended June 30, 2013, compared with provisions of $1.5 million and $2.8 million for the corresponding periods in 2012, respectively. The increase in provision for the six months ended June 30, 2013 is primarily a result of higher net-charge-offs in 2013 versus 2012. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Service charges on deposits	2,568	1,974	4,709	3,809
ATM and debit card	1,317	1,072	2,566	2,149
Broker-dealer fees and commissions	650	434	1,349	1,021
Company owned life insurance	438	441	853	867
Net gain on disposal of investment securities	332	1,237	1,224	1,568
Loan servicing	152	409	225	503
Net gain on sale of loans held for sale	35	325	235	658
Impairment charges on investment securities	—	—	—	(91)
Net gain on disposal of other assets	38	29	39	35
Other	846	769	1,729	1,622

Total noninterest income	6,376	6,690	12,929	12,141

Service charges on deposit accounts increased $594 thousand or 30% in the second quarter of 2013 and $900 thousand or 24% for the six months ended June 30, 2013, compared to the same periods a year earlier. ATM and debit card income increased $245 thousand or 23% in the second quarter of 2013 and $417 thousand or 19% for the six months ended June 30, 2013, compared to the same periods a year earlier. These increases reflect volume related growth in fees resulting from the 2012 branch acquisitions coupled with the second quarter 2013 retail checking account repositioning that involved simplifying the suite of products offered to customers and modifications to the fee structure for our accounts. The fee waiver process was also reevaluated, which resulted in a reduction in the number of fee waivers which led to an increase in service charges. The Company expects the income from service charges on deposits to gradually stabilize over the longer term as customers determine the optimal mix of our products and services to best suit their banking needs.

Management continues to focus on diversifying its sources of revenue to further reduce the Company’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Broker-dealer fees and commissions were up $216 thousand or 50% and $328 thousand or 32%, respectively, in the three and six months ended June 30, 2013, compared to the same periods of 2012. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during the first half of 2013 as a result of favorable market conditions and new business opportunities.

We recognized pre-tax gains on investment securities of $892 thousand and $332 thousand, respectively, during the first and second quarters of 2013, from the sale of pooled trust-preferred securities. Each of the securities had been written down in prior periods and was included in non-performing assets at the end of the quarter preceding its sale. We recognized pre-tax gains on investment securities of $331 thousand and $1.2 million, respectively, during the first and second quarters of 2012, from the sale of pooled trust-preferred securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Loan servicing income represents fees earned for servicing mortgage and indirect auto loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was down $257 thousand in the second quarter of 2013 and $278 thousand for the six months ended June 30, 2013, compared to the same periods a year ago. Loan servicing income decreased as a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and adjustments to the valuation allowance for capitalized mortgage servicing assets.

Gains from the sale of loans held for sale decreased $290 thousand in the second quarter of 2013 and $423 thousand for the six months ended June 30, 2013, compared to the same periods a year earlier. The decrease was primarily due to lower loan origination volume and margins resulting from higher interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaries and employee benefits	9,226	9,071	18,935	18,127
Occupancy and equipment	3,035	2,715	6,204	5,485
Professional services	1,093	1,080	2,030	1,791
Computer and data processing	812	886	1,516	1,486
Supplies and postage	608	573	1,288	1,031
FDIC assessments	364	304	725	601
Advertising and promotions	253	137	467	238
Other	2,071	1,815	3,881	3,479

Total noninterest expense	17,462	16,581	35,046	32,238

During the three and six month periods ended June 30, 2013, salaries and employee benefits increased by $155 thousand or 2% and $808 thousand or 4%, respectively, when compared to the same periods one year earlier. The increase in salaries and employee benefits for the three and six months periods ended June 30, 2013 when compared to the same periods in 2012 are attributable to increased staffing levels, partially offset by lower pension, severance and stock based compensation expense. The number of full time equivalent employees increased by 4% to 617 at June 30, 2013, from 591 at June 30, 2012, primarily due to the branch acquisitions.

Occupancy and equipment and supplies and postage expense increased collectively by $355 thousand in the second quarter of 2013 and $976 thousand for the six months ended June 30, 2013, when compared to the same periods one year earlier. The increases were primarily related to the growth in the branch network related to the 2012 branch acquisitions.

Professional fees were $1.1 million in the second quarter of 2013 and $2.0 million for the six months ended June 30, 2013. Professional fees for the second quarter and six months ended June 30, 2012 include $543 thousand and $604 thousand, respectively, of expenses related to the branch acquisition transactions. Excluding the branch acquisition expenses, professional fees increased $556 thousand in the second quarter of 2013 and $843 thousand for the six months ended June 30, 2013, respectively, from the same periods in 2012, due in part to executive management transitions and other corporate governance initiatives.

FDIC assessments increased $60 thousand or 20% in the second quarter of 2013 and $124 thousand or 21% for the six months ended June 30, 2013, compared to the same periods a year earlier. The increased assessments are a direct result of the growth in our balance sheet.

Advertising and promotions costs were up $116 thousand in the second quarter of 2013 and $229 thousand for the six months ended June 30, 2013, compared to the same periods a year earlier, due to the timing of marketing campaigns and promotions, and new product launches. We proactively market our products but vary the timing based on projected benefits and needs.

Other noninterest expense was $2.1 million in the second quarter of 2013 and $3.9 million for the six months ended June 30, 2013, representing increases of $256 thousand and $402 thousand, respectively, from the same periods in 2012. The three and six month periods ended June 30, 2013, included $98 thousand and $199 thousand, respectively, of core deposit intangible amortization expense related to the 2012 branch acquisitions. There was no amortization expense for the first half of 2012. The second quarter of 2013 also included expenses related to our digital marketing initiatives, including the launch of our new retail checking products.

The efficiency ratio for the second quarter of 2013 was 59.38% compared with 60.41% for the second quarter of 2012, and 59.62% for the six months ended June 30, 2013, compared to 59.52% for the same period a year ago. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

We recorded income tax expense of $3.4 million in the second quarters of 2013 and 2012. For the six month period ended June 30, 2013, income tax expense totaled $6.4 million compared to $6.5 million in the same period of 2012. The effective tax rates for the three and six month periods ended June 30, 2013 were 33.1% and 33.0%, respectively, in comparison to 33.7% for both the three and six month periods ended June 30, 2012. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$113,683	$112,939	$128,097	$131,695
State and political subdivisions	222,726	222,706	188,997	195,210
Mortgage-backed securities:
Agency mortgage-backed securities	475,322	471,823	479,913	494,770
Non-Agency mortgage-backed securities	—	2,604	73	1,098
Asset-backed securities (1)	18	477	121	1,023

Total available for sale securities	811,749	810,549	797,201	823,796
Securities held to maturity:
State and political subdivisions	17,348	17,821	17,905	18,478

Total investment securities	$829,097	$828,370	$815,106	$842,274

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

The available-for-sale (“AFS”) investment securities portfolio decreased $13.2 million or 2%, from $823.8 million at December 31, 2012 to $810.5 million at June 30, 2013. The decrease occurred based on the combination of scheduled principal paydowns on amortizing securities and a change in the net unrealized gain/loss on the AFS portfolio. The AFS portfolio had net unrealized losses totaling $1.2 million at June 30, 2013 compared to net unrealized gains of $26.6 million at December 31, 2012. The unrealized loss on the AFS portfolio was predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the six months ended June 30, 2013. During the six months ended June 30, 2012, we recognized an OTTI charge of $91 thousand on a privately issued whole loan CMO that we determined was other-than-temporarily impaired due to credit quality.

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial business	$257,732	14.8%	$258,675	15.2%
Commercial mortgage	437,515	25.1	413,324	24.2

Total commercial	695,247	39.9	671,999	39.4
Residential mortgage	118,117	6.8	133,520	7.8
Home equity	306,215	17.5	286,649	16.8
Consumer indirect	599,586	34.4	586,794	34.4
Other consumer	24,249	1.4	26,764	1.6

Total consumer	930,050	53.3	900,207	52.8

Total loans	1,743,414	100.0%	1,705,726	100.0%

Allowance for loan losses	25,590		24,714

Total loans, net	$1,717,824		$1,681,012

Total loans increased $37.7 million to $1.74 billion at June 30, 2013 from $1.71 billion as of December 31, 2012. The increase in loans was attributable to organic growth, primarily in the commercial and consumer loan portfolios, partially offset by a decline in residential mortgages.

Commercial loans increased $23.2 million and represented 40% of total loans as of June 30, 2013, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $15.4 million to $118.1 million as of June 30, 2013 in comparison to $133.5 million as of December 31, 2012. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to our portfolio, coupled with our focus in home equity lending.

Our home equity portfolio, which consists of home equity loans and lines, totaled $306.2 million as of June 30, 2013, up $19.6 million or 7% compared to December 31, 2012. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans. As of June 30, 2013, approximately 73% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $12.8 million to $599.6 million as of June 30, 2013, from $586.8 million as of December 31, 2012. During the first six months of 2013 we originated $141.9 million in indirect auto loans with an equal mix of new and used auto. This compares with $153.5 million in indirect auto loans originated with a mix of approximately 48% new auto and 52% used auto for the same period in 2012.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $3.4 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $256.8 million as of June 30, 2013 and $273.3 million as of December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance as of beginning of period	$25,827	$23,763	$24,714	$23,260
Charge-offs:
Commercial business	292	144	531	199
Commercial mortgage	106	227	109	347
Residential mortgage	85	127	247	233
Home equity	53	93	322	97
Consumer indirect	1,929	1,407	3,647	2,802
Other consumer	229	90	481	404

Total charge-offs	2,694	2,088	5,337	4,082
Recoveries:
Commercial business	205	155	242	232
Commercial mortgage	143	61	157	76
Residential mortgage	13	28	30	98
Home equity	73	11	110	20
Consumer indirect	759	746	1,564	1,473
Other consumer	71	(15)	208	199

Total recoveries	1,264	986	2,311	2,098

Net charge-offs	1,430	1,102	3,026	1,984
Provision for loan losses	1,193	1,459	3,902	2,844

Balance at end of period	$25,590	$24,120	$25,590	$24,120

Net loan charge-offs to average loans (annualized)	0.33%	0.29%	0.35%	0.26%
Allowance for loan losses to total loans	1.47%	1.49%	1.47%	1.49%
Allowance for loan losses to non-performing loans	227%	213%	227%	213%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2013.

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

Net charge-offs of $1.4 million in the second quarter of 2013 represented 0.33% of average loans on an annualized basis compared to $1.1 million or 0.29% in the second quarter of 2012. For the six months ended June 30, 2013 net charge-offs of $3.0 million represented 0.35% of average loans compared to $2.0 million or 0.26% of average loans for same period in 2012. See the “Non-Performing Assets and Potential Problem Loans” section for further discussion.

The allowance for loan losses was $25.6 million at June 30, 2013, compared with $24.7 million at December 31, 2012. The ratio of the allowance for loan losses to total loans was 1.47% at June 30, 2013, compared with 1.45% at December 31, 2012. The ratio of allowance for loan losses to non-performing loans was 227% at June 30, 2013, compared with 271% at December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2013	December 31, 2012
Nonaccrual loans:
Commercial business	$5,043	$3,413
Commercial mortgage	3,073	1,799
Residential mortgage	1,423	2,040
Home equity	699	939
Consumer indirect	1,035	891
Other consumer	6	25

Total nonaccrual loans	11,279	9,107
Accruing loans 90 days or more delinquent	16	18

Total non-performing loans	11,295	9,125
Foreclosed assets	415	184
Non-performing investment securities	207	753

Total non-performing assets	$11,917	$10,062

Non-performing loans to total loans	0.65%	0.53%
Non-performing assets to total assets	0.43%	0.36%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and six month periods ended June 30, 2013 was as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2013	June 30, 2013
Nonaccrual loans, beginning of period	$11,761	$9,107
Additions	4,513	12,065
Payments	(1,947)	(3,586)
Charge-offs	(2,552)	(5,028)
Returned to accruing status	(280)	(653)
Transferred to other real estate or repossessed assets	(216)	(626)

Nonaccrual loans, end of period	$11,279	$11,279

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at June 30, 2013 were $11.9 million, an increase of $1.9 million from the $10.1 million balance at December 31, 2012. The primary component of non-performing assets is non-performing loans, which were $11.3 million or 0.65% of total loans at June 30, 2013, an increase of $2.2 million from $9.1 million or 0.53% of total loans at December 31, 2012. The Company’s ratio of non-performing loans to total loans continues to compare favorably to its peer group average, which was 2.02% of total loans at March 31, 2013, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of March 31, 2013 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

The increase in non-performing loans during the first half of 2013 was due to the addition of one credit relationship consisting of commercial business and commercial mortgage loans with unpaid principal balances totaling $3.0 million at June 30, 2013.

Approximately $7.0 million, or 62%, of the $11.3 million in non-performing loans as of June 30, 2013 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $2.0 million and $636 thousand at June 30, 2013 and December 31, 2012, respectively. We had no TDRs that were accruing interest as of June 30, 2013 or December 31, 2012.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 4 properties totaling $415 thousand at June 30, 2013 and 5 properties totaling $184 thousand at December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing investment securities for which we have stopped accruing interest were $207 thousand at June 30, 2013, compared to $753 thousand at December 31, 2012. Non-performing investment securities are included in non-performing assets at fair value and is comprised of one pooled trust preferred security at June 30, 2013. There have been no securities transferred to non-performing status since the first quarter of 2009. During the first six months of 2013, we recognized gains totaling $1.2 million from the sale of four pooled trust-preferred securities. The four securities had a fair value of $550 thousand at December 31, 2012. We continue to monitor the market for the security and evaluate the potential for a future disposition.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $11.0 million and $13.8 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2013 and December 31, 2012, respectively. The decrease in potential problems relates to the $3.0 million credit relationship discussed above which migrated to non-performing classification during the first six months of 2013.

In addition, we currently have a large commercial relationship with an Industrial Development Agency project in our market area. The relationship consists of a $13.7 million first lien mortgage position and $3.4 million second lien mortgage on a manufacturing facility. Events with the underlying third party tenant of the project resulted in our monitoring the credit relationship more closely and including the first mortgage loan as “uncriticized—watch” in our loan rating system during the fourth quarter of 2012. The second mortgage loan was upgraded from “special mention” to “uncriticized—watch” as of June 30, 2013. The loans are current as of June 30, 2013.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).

	Deposit Composition
	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$511,802	22.0%	$501,514	22.2%
Interest-bearing demand	475,448	20.5	449,744	19.9
Savings and money market	713,459	30.7	655,598	28.9
Time deposits < $100,000	392,968	16.9	432,506	19.2
Time deposits of $100,000 or more	230,559	9.9	222,432	9.8

Total deposits	$2,324,236	100.0%	$2,261,794	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2013, total deposits were $2.32 billion, an increase of $62.4 million in comparison to $2.26 billion as of December 31, 2012. Public deposit balances increased $86.9 million during the first half of 2013 due largely to the seasonality of municipal cash flows and successful business development efforts in our newly acquired branches. Time deposits were approximately 27% and 29% of total deposits at June 30, 2013 and December 31, 2012, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, represented 77% of total deposits and totaled $1.78 billion and $1.81 billion at June 30, 2013 and December 31, 2012, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

We had no traditional brokered deposits at June 30, 2013 or December 31, 2012, however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $53.8 million and $61.0 million at June 30, 2013 and December 31, 2012, respectively. ICS deposits totaled $49.0 million and $18.1 million at June 30, 2013 and December 31, 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 27% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $541.2 million and $454.2 million at June 30, 2013 and December 31, 2012, respectively, and represented 23% and 20% of total deposits as of the end of each period, respectively.

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012
Short-term borrowings:
Customer repurchase agreements	$39,913	$40,806
Short-term FHLB borrowings	153,500	139,000

Total short-term borrowings	$193,413	$179,806

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of June 30, 2013 or December 31, 2012.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $53 million of immediate credit capacity with FHLB as of June 30, 2013. We had approximately $456 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at June 30, 2013. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks at June 30, 2013. Additionally, we had approximately $74 million of unencumbered liquid securities available for pledging.

Federal funds purchased are overnight borrowings with correspondent banks. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings, which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2013 consisted of $53.5 million in overnight borrowings and $100.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances.

As previously discussed, during the first quarter of 2013 we leveraged our balance sheet through the execution of short-term FHLB advances in order to acquire investment securities to take advantage of the positive interest rate spread and increase net interest income.

Shareholders’ Equity

Shareholders’ equity was $244.9 million at June 30, 2013, a decrease of $9.0 million from $253.9 million at December 31, 2012. Net income for the first six months of 2013 increased shareholders’ equity by $13.0 million, which was partially offset by common and preferred stock dividends declared of $5.7 million. Accumulated other comprehensive income included in shareholders’ equity decreased $16.4 million due primarily to net unrealized losses on securities available for sale that arose during the first six months of 2013.

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

The Company’s cash and cash equivalents were $50.9 million as of June 30, 2013, down $9.5 million from $60.4 million as of December 31, 2012. Net cash provided by operating activities totaled $26.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $106.5 million, which included cash outflows of $41.3 million for net loan originations and $63.3 million from investment securities transactions. Net cash provided by financing activities of $70.4 million was attributed to increase of $62.4 million and $13.6 million in deposits and short-term borrowings, respectively, partly offset by $5.4 million in dividend payments.

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.4 million and $17.5 million of preferred stock at June 30, 2013 and December 31, 2012, respectively. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands).

	June 30,	December 31,
	2013	2012
Total shareholders’ equity	$244,888	$253,897
Less: Unrealized (loss) gain on securities available for sale, net of tax	(725)	16,060
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,409)	(12,807)
Disallowed goodwill and other intangible assets	50,190	50,389

Tier 1 capital	$207,832	$200,255

Adjusted average total assets (for leverage capital purposes)	$2,739,444	$2,596,122

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.59%	7.71%
Total Tier 1 capital	$207,832	$200,255
Plus: Qualifying allowance for loan losses	23,723	23,355

Total risk-based capital	$231,555	$223,610

Net risk-weighted assets	$1,895,966	$1,867,032

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.96%	10.73%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.21%	11.98%

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Tier 1 leverage:	Company	$207,832	7.59%	$109,578	4.00%	$136,972	5.00%
	Bank	199,017	7.28	109,382	4.00	136,727	5.00
Tier 1 capital:	Company	207,832	10.96	75,839	4.00	113,758	6.00
	Bank	199,017	10.52	75,687	4.00	113,531	6.00
Total risk-based capital:	Company	231,555	12.21	151,677	8.00	189,597	10.00
	Bank	222,693	11.77	151,374	8.00	189,218	10.00
December 31, 2012
Tier 1 leverage:	Company	$200,255	7.71%	$103,845	4.00%	$129,806	5.00%
	Bank	192,136	7.41	103,681	4.00	129,601	5.00
Tier 1 capital:	Company	200,255	10.73	74,681	4.00	112,022	6.00
	Bank	192,136	10.31	74,526	4.00	111,789	6.00
Total risk-based capital:	Company	223,610	11.98	149,363	8.00	186,703	10.00
	Bank	215,443	11.56	149,052	8.00	186,315	10.00

The leverage ratio decreased as of June 30, 2013 when compared to December 31, 2012 primarily as a result an increase in average assets. See the “Recent Developments—New Capital Rules” section of this Management’s Discussion and Analysis for a description of the new capital ratios that will be phased-in beginning in 2015.

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

Evaluation of disclosure controls and procedures

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits

(a) The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

10.1	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 23, 2013

10.2	Executive Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 23, 2013

10.3	Executive Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 23, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 6, 2013
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, August 6, 2013
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, August 6, 2013
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)