Form 10-Q
period 2013-09-30
FINANCIAL INSTITUTIONS INC
filed 2013-11-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Registrant’s telephone number, including area code: (585)786-1100

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

The registrant had 13,809,890 shares of Common Stock, $0.01 par value, outstanding as of October 28, 2013.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30, 2013	December 31, 2012
(Dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$99,290	$60,342
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	99,384	60,436
Securities available for sale, at fair value	583,551	823,796
Securities held to maturity, at amortized cost (fair value of $246,117 and $18,478, respectively)	245,708	17,905
Loans held for sale	2,810	1,518
Loans (net of allowance for loan losses of $26,685 and $24,714, respectively)	1,752,987	1,681,012
Company owned life insurance	48,695	47,386
Premises and equipment, net	36,558	36,618
Goodwill and other intangible assets, net	50,095	50,389
Other assets	47,729	44,805

Total assets	$2,867,517	$2,763,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$542,517	$501,514
Interest-bearing demand	519,283	449,744
Savings and money market	757,454	655,598
Time deposits	594,931	654,938

Total deposits	2,414,185	2,261,794
Short-term borrowings	188,146	179,806
Other liabilities	17,341	68,368

Total liabilities	2,619,672	2,509,968

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized, 1,496 and 1,499 shares issued, respectively	149	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized, 171,927 and 173,210 shares issued, respectively	17,193	17,321

Total preferred equity	17,342	17,471
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,458	67,710
Retained earnings	182,751	172,244
Accumulated other comprehensive (loss) income	(13,318)	3,253
Treasury stock, at cost – 351,707 and 373,888 shares, respectively	(6,530)	(6,923)

Total shareholders’ equity	247,845	253,897

Total liabilities and shareholders’ equity	$2,867,517	$2,763,865

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$20,332	$21,048	$60,775	$60,096
Interest and dividends on investment securities	4,291	4,251	12,938	12,384

Total interest income	24,623	25,299	73,713	72,480

Interest expense:
Deposits	1,624	2,029	4,960	6,596
Short-term borrowings	196	171	539	456

Total interest expense	1,820	2,200	5,499	7,052

Net interest income	22,803	23,099	68,214	65,428
Provision for loan losses	2,770	1,764	6,672	4,608

Net interest income after provision for loan losses	20,033	21,335	61,542	60,820

Noninterest income:
Service charges on deposits	2,728	2,292	7,437	6,101
ATM and debit card	1,283	1,219	3,849	3,368
Broker-dealer fees and commissions	568	609	1,917	1,630
Company owned life insurance	422	433	1,275	1,300
Net gain on disposal of investment securities	—	596	1,224	2,164
Loan servicing	227	142	452	645
Net (loss) gain on sale of loans held for sale	(101)	323	134	981
Impairment charges on investment securities	—	—	—	(91)
Net (loss) gain on disposal of other assets	—	(114)	39	(79)
Other	1,042	853	2,771	2,475

Total noninterest income	6,169	6,353	19,098	18,494

Noninterest expense:
Salaries and employee benefits	9,473	12,438	28,408	30,565
Occupancy and equipment	2,959	2,915	9,163	8,400
Professional services	814	1,452	2,844	3,243
Computer and data processing	689	976	2,205	2,462
Supplies and postage	518	899	1,806	1,930
FDIC assessments	367	356	1,092	957
Advertising and promotions	209	261	676	499
Other	1,980	2,321	5,861	5,800

Total noninterest expense	17,009	21,618	52,055	53,856

Income before income taxes	9,193	6,070	28,585	25,458
Income tax expense	3,029	1,805	9,422	8,341

Net income	$6,164	$4,265	$19,163	$17,117

Preferred stock dividends	365	368	1,100	1,105

Net income available to common shareholders	$5,799	$3,897	$18,063	$16,012

Earnings per common share (Note 3):
Basic	$0.42	$0.28	$1.32	$1.17
Diluted	$0.42	$0.28	$1.31	$1.16
Cash dividends declared per common share	$0.19	$0.14	$0.55	$0.41
Weighted average common shares outstanding:
Basic	13,745	13,703	13,734	13,692
Diluted	13,787	13,759	13,774	13,748

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
( Dollars in thousands)	2013	2012	2013	2012
Net income	$6,164	$4,265	$19,163	$17,117
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Net unrealized (losses) gains arising during the period	(382)	3,051	(16,428)	4,860
Reclassification adjustment for gains included in income	—	(360)	(739)	(1,307)
Reclassification adjustment for impairment charges included in income	—	—	—	55
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity during the period	(47)	—	(47)	—

	(429)	2,691	(17,214)	3,608
Net unrealized holding gains on securities transferred from available for sale to held to maturity during the period	47	—	47	—
Pension and post-retirement obligations:
Net amortization of actuarial loss and prior service credit included in income	198	203	596	608

Total other comprehensive (loss) income	(184)	2,894	(16,571)	4,216

Total comprehensive income	$5,980	$7,159	$2,592	$21,333

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	17,117	—	—	17,117
Other comprehensive income, net of tax	—	—	—	—	4,216	—	4,216

Total comprehensive income							21,333
Purchases of common stock for treasury	—	—	—	—	—	(554)	(554)
Repurchase of Series B-1 8.48% preferred stock	(2)	—	—	—	—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	373	—	—	—	373
Stock options exercised	—	—	(5)	—	—	31	26
Restricted stock awards issued, net	—	—	(140)	—	—	140	—
Excess tax benefit on share-based compensation	—	—	97	—	—	—	97
Directors’ retainer	—	—	(10)	—	—	107	97
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,102)	—	—	(1,102)
Common-$0.41 per share	—	—	—	(5,617)	—	—	(5,617)

Balance at September 30, 2012	$17,471	$142	$67,562	$168,474	$5,161	$(6,968)	$251,842

Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	—	—	—	19,163	—	—	19,163
Other comprehensive loss, net of tax	—	—	—	—	(16,571)	—	(16,571)

Total comprehensive income							2,592
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series A 3% preferred stock	(1)	—	—	—	—	—	(1)
Repurchase of Series B-1 8.48% preferred stock	(128)	—	(2)	—	—	—	(130)
Share-based compensation plans:
Share-based compensation	—	—	312	—	—	—	312
Stock options exercised	—	—	(5)	—	—	71	66
Restricted stock awards issued, net	—	—	(446)	—	—	446	—
Excess tax expense on share-based compensation	—	—	(118)	—	—	—	(118)
Directors’ retainer	—	—	7	—	—	105	112
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,097)	—	—	(1,097)
Common-$0.55 per share	—	—	—	(7,556)	—	—	(7,556)

Balance at September 30, 2013	$17,342	$142	$67,458	$182,751	$(13,318)	$(6,530)	$247,845

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$19,163	$17,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,145	2,761
Net amortization of premiums on securities	3,656	3,958
Provision for loan losses	6,672	4,608
Share-based compensation	312	373
Deferred income tax expense	1,907	3,684
Proceeds from sale of loans held for sale	22,963	42,847
Originations of loans held for sale	(27,413)	(40,867)
Increase in company owned life insurance	(1,275)	(1,300)
Net gain on sale of loans held for sale	(134)	(981)
Net gain on disposal of investment securities	(1,224)	(2,164)
Impairment charges on investment securities	—	91
Net (gain) loss on sale and disposal of other assets	(39)	79
Decrease in other assets	6,878	4,745
Increase in other liabilities	215	3,419

Net cash provided by operating activities	34,826	38,370

Cash flows from investing activities:
Purchases of available for sale securities	(194,360)	(245,020)
Purchases of held to maturity securities	(9,228)	(10,803)
Proceeds from principal payments, maturities and calls on available for sale securities	123,864	136,912
Proceeds from principal payments, maturities and calls on held to maturity securities	8,886	14,479
Proceeds from sales of securities available for sale	1,327	2,303
Net loan originations	(76,010)	(102,391)
Purchases of company owned life insurance	(34)	(34)
Proceeds from sales of other assets	469	549
Purchases of premises and equipment	(2,870)	(4,554)
Net cash received in branch acquisition	—	195,778

Net cash used in investing activities	(147,956)	(12,781)

Cash flows from financing activities:
Net increase in deposits	152,391	113,301
Net increase (decrease) in short-term borrowings	8,340	(112,416)
Repurchase of preferred stock	(131)	(2)
Purchase of common stock for treasury	(229)	(554)
Proceeds from stock options exercised	66	26
Excess tax (expense) benefit on share-based compensation, net	(118)	97
Cash dividends paid to common and preferred shareholders	(8,241)	(6,579)

Net cash provided by (used in) financing activities	152,078	(6,127)

Net increase in cash and cash equivalents	38,948	19,462
Cash and cash equivalents, beginning of period	60,436	57,583

Cash and cash equivalents, end of period	$99,384	$77,045

Supplemental information:
Cash paid for interest	$5,738	$8,046
Cash paid for income taxes	4,006	3,787
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	655	250
Accrued and declared unpaid dividends	2,977	2,287
(Decrease) increase in net unsettled security purchases	(51,061)	11,148
Securities transferred from available for sale to held to maturity (at fair value)	227,330	—
Loans transferred from held for sale to held for investment	3,292	—
Assets acquired and liabilities assumed in branch acquisition:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	—	77,912
Deposits and other liabilities	—	287,331

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

The transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. The Company acquired the loan portfolios at a fair value discount, net of market premium, of $824 thousand. The discount represented expected credit losses, net of market interest rate adjustments. The discount on loans receivable is being amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The time deposit premium of $335 thousand is being accreted over the estimated remaining life of the related deposits as a reduction of interest expense. The core deposit intangible asset is being amortized on an accelerated basis over the estimated average life of the core deposits.

During the nine months ended September 30, 2013, the Company recorded a decrease to the estimated fair value of liabilities assumed and an increase to the related deferred income taxes based upon information obtained subsequent to the acquisition. In addition to changes in those assets and liabilities, the revisions resulted in a reduction in goodwill of approximately $432 thousand. The final purchase price allocation was completed during the three months ended September 30, 2013, and the Company has recorded final goodwill totaling approximately $11.2 million in connection with the acquisitions. All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common shareholders	$5,799	$3,897	$18,063	$16,012
Less: Earnings allocated to participating securities	—	—	—	3

Net income available to common shareholders for EPS	$5,799	$3,897	$18,063	$16,009

Weighted average common shares outstanding:
Total shares issued	14,162	14,162	14,162	14,162
Unvested restricted stock awards	(64)	(99)	(70)	(116)
Treasury shares	(353)	(360)	(358)	(354)

Total basic weighted average common shares outstanding	13,745	13,703	13,734	13,692
Incremental shares from assumed:
Exercise of stock options	12	4	8	4
Vesting of restricted stock awards	30	52	32	52

Total diluted weighted average common shares outstanding	13,787	13,759	13,774	13,748
Basic earnings per common share	$0.42	$0.28	$1.32	$1.17

Diluted earnings per common share	$0.42	$0.28	$1.31	$1.16

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	86	295	154	309
Restricted stock awards	—	—	3	1

	86	295	157	310

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$112,697	$1,683	$2,082	$112,298
Mortgage-backed securities:
Federal National Mortgage Association	155,677	2,029	4,551	153,155
Federal Home Loan Mortgage Corporation	34,137	918	62	34,993
Government National Mortgage Association	62,775	2,690	—	65,465
Collateralized mortgage obligations:
Federal National Mortgage Association	66,251	548	2,086	64,713
Federal Home Loan Mortgage Corporation	105,507	308	3,942	101,873
Government National Mortgage Association	48,400	1,170	281	49,289
Privately issued	—	1,341	—	1,341

Total collateralized mortgage obligations	220,158	3,367	6,309	217,216

Total mortgage-backed securities	472,747	9,004	10,922	470,829
Asset-backed securities	18	406	—	424

Total available for sale securities	$585,462	$11,093	$13,004	583,551

Securities held to maturity:
State and political subdivisions	$245,708	$409	$—	$246,117

December 31, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$128,097	$3,667	$69	$131,695
State and political subdivisions	188,997	6,285	72	195,210
Mortgage-backed securities:
Federal National Mortgage Association	147,946	4,394	188	152,152
Federal Home Loan Mortgage Corporation	65,426	1,430	—	66,856
Government National Mortgage Association	56,166	3,279	—	59,445
Collateralized mortgage obligations:
Federal National Mortgage Association	60,805	1,865	2	62,668
Federal Home Loan Mortgage Corporation	78,581	1,911	—	80,492
Government National Mortgage Association	70,989	2,168	—	73,157
Privately issued	73	1,025	—	1,098

Total collateralized mortgage obligations	210,448	6,969	2	217,415

Total mortgage-backed securities	479,986	16,072	190	495,868
Asset-backed securities	121	902	—	1,023

Total available for sale securities	$797,201	$26,926	$331	$823,796

Securities held to maturity:
State and political subdivisions	$17,905	$573	$—	$18,478

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds from sales	$—	$633	$1,327	$2,303
Gross realized gains	—	596	1,224	2,164

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

During the third quarter of 2013, the Company transferred $227.3 million of available for sale state and municipal debt securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $78 thousand of unrealized holding gains that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2013 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$399	$405
Due from one to five years	27,911	28,804
Due after five years through ten years	226,693	222,567
Due after ten years	330,459	331,775

	$585,462	$583,551

Debt securities held to maturity:
Due in one year or less	$25,145	$25,236
Due from one to five years	104,563	104,770
Due after five years through ten years	115,955	116,055
Due after ten years	45	56

	$245,708	$246,117

There were no unrealized losses in held to maturity securities at September 30, 2013 or December 31, 2012. Unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2013
U.S. Government agencies and government sponsored enterprises	$63,080	$2,066	$2,812	$16	$65,892	$2,082
Mortgage-backed securities:
Federal National Mortgage Association	103,595	4,551	—	—	103,595	4,551
Federal Home Loan Mortgage Corporation	4,081	62	—	—	4,081	62
Collateralized mortgage obligations:
Federal National Mortgage Association	49,555	2,085	517	1	50,072	2,086
Federal Home Loan Mortgage Corporation	92,536	3,942	—	—	92,536	3,942
Government National Mortgage Association	6,313	281	—	—	6,313	281

Total collateralized mortgage obligations	148,404	6,308	517	1	148,921	6,309

Total mortgage-backed securities	256,080	10,921	517	1	256,597	10,922

Total temporarily impaired securities	$319,160	$12,987	$3,329	$17	$322,489	$13,004

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. Government agencies and government sponsored enterprises	$13,265	$67	$2,967	$2	$16,232	$69
State and political subdivisions	8,471	72	—	—	8,471	72
Mortgage-backed securities:
Federal National Mortgage Association	25,200	188	—	—	25,200	188
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,173	2	1,173	2

Total collateralized mortgage obligations	—	—	1,173	2	1,173	2

Total mortgage-backed securities	25,200	188	1,173	2	26,373	190

Total temporarily impaired securities	$46,936	$327	$4,140	$4	$51,076	$331

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2013 was 81 compared to 52 at December 31, 2012. At September 30, 2013, the Company had positions in 5 investment securities with a fair value of $3.3 million and a total unrealized loss of $17 thousand that have been in a continuous unrealized loss position for more than 12 months. There were a total of 76 securities positions in the Company’s investment portfolio, with a fair value of $319.2 million and a total unrealized loss of $13.0 million at September 30, 2013, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

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

No impairment was recorded in the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recognized an OTTI charge of $91 thousand related to a privately issued whole loan CMO that was determined to be impaired due to credit quality.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2013, the debt securities with unrealized losses were not considered to be OTTI. As of September 30, 2013, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2013, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2013
Commercial business	$253,928	$(3)	$253,925
Commercial mortgage	450,602	(1,037)	449,565
Residential mortgage	117,650	(26)	117,624
Home equity	311,521	5,105	316,626
Consumer indirect	591,242	26,846	618,088
Other consumer	23,683	161	23,844

Total	$1,748,626	$31,046	1,779,672

Allowance for loan losses			(26,685)

Total loans, net			$1,752,987

December 31, 2012
Commercial business	$258,706	$(31)	$258,675
Commercial mortgage	414,282	(958)	413,324
Residential mortgage	133,341	179	133,520
Home equity	282,503	4,146	286,649
Consumer indirect	559,964	26,830	586,794
Other consumer	26,657	107	26,764

Total	$1,675,453	$30,273	1,705,726

Allowance for loan losses			(24,714)

Total loans, net			$1,681,012

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $2.8 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2013
Commercial business	$72	$4	$—	$76	$4,078	$249,774	$253,928
Commercial mortgage	53	—	—	53	2,835	447,714	450,602
Residential mortgage	434	—	—	434	1,337	115,879	117,650
Home equity	417	20	—	437	911	310,173	311,521
Consumer indirect	1,172	258	—	1,430	1,161	588,651	591,242
Other consumer	117	20	9	146	7	23,530	23,683

Total loans, gross	$2,265	$302	$9	$2,576	$10,329	$1,735,721	$1,748,626

December 31, 2012
Commercial business	$160	$—	$—	$160	$3,413	$255,133	$258,706
Commercial mortgage	331	—	—	331	1,799	412,152	414,282
Residential mortgage	376	—	—	376	2,040	130,925	133,341
Home equity	675	10	—	685	939	280,879	282,503
Consumer indirect	1,661	163	—	1,824	891	557,249	559,964
Other consumer	127	35	18	180	25	26,452	26,657

Total loans, gross	$3,330	$208	$18	$3,556	$9,107	$1,662,790	$1,675,453

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2013 and December 31, 2012. There were $9 thousand and $18 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2013 and December 31, 2012, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2013
Commercial business	—	$—	$—	3	$1,462	$1,454
Commercial mortgage	—	—	—	—	—	—

Total	—	$—	$—	3	$1,462	$1,454

September 30, 2012
Commercial business	1	$103	$103	3	$536	$536
Commercial mortgage	—	—	—	4	648	648

Total	1	$103	$103	7	$1,184	$1,184

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

All of the loans identified as TDRs by the Company were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. All loans restructured during the nine months ended September 30, 2013 were classified as nonaccrual as of September 30, 2013. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended September 30, 2013 or 2012. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Commercial business	$276	$460	$—	$583	$—
Commercial mortgage	737	759	—	707	—

	1,013	1,219	—	1,290	—
With an allowance recorded:
Commercial business	3,802	3,822	649	4,108	—
Commercial mortgage	2,098	2,098	603	2,227	—

	5,900	5,920	1,252	6,335	—

	$6,913	$7,139	$1,252	$7,625	$—

December 31, 2012
With no related allowance recorded:
Commercial business	$963	$1,425	$—	$755	$—
Commercial mortgage	911	1,002	—	1,310	—

	1,874	2,427	—	2,065	—
With an allowance recorded:
Commercial business	2,450	2,450	664	2,114	—
Commercial mortgage	888	888	310	1,858	—

	3,338	3,338	974	3,972	—

	$5,212	$5,765	$974	$6,037	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2013
Uncriticized	$237,601	$427,902
Special mention	6,159	6,703
Substandard	10,168	15,997
Doubtful	—	—

Total	$253,928	$450,602

December 31, 2012
Uncriticized	$240,291	$400,576
Special mention	6,591	6,495
Substandard	11,824	7,211
Doubtful	—	—

Total	$258,706	$414,282

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
September 30, 2013
Performing	$116,313	$310,610	$590,081	$23,667
Non-performing	1,337	911	1,161	16

Total	$117,650	$311,521	$591,242	$23,683

December 31, 2012
Performing	$131,301	$281,564	$559,073	$26,632
Non-performing	2,040	939	891	25

Total	$133,341	$282,503	$559,964	$26,657

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
September 30, 2013
Loans:
Ending balance	$253,928	$450,602	$117,650	$311,521	$591,242	$23,683	$1,748,626

Evaluated for impairment:
Individually	$4,078	$2,835	$—	$—	$—	$—	$6,913

Collectively	$249,850	$447,767	$117,650	$311,521	$591,242	$23,683	$1,741,713

Allowance for loan losses:
Ending balance	$4,410	$8,281	$729	$1,383	$11,416	$466	$26,685

Evaluated for impairment:
Individually	$649	$603	$—	$—	$—	$—	$1,252

Collectively	$3,761	$7,678	$729	$1,383	$11,416	$466	$25,433

September 30, 2012
Loans:
Ending balance	$245,404	$403,924	$139,785	$275,345	$538,058	$27,599	$1,630,115

Evaluated for impairment:
Individually	$3,621	$3,388	$—	$—	$—	$—	$7,009

Collectively	$241,783	$400,536	$139,785	$275,345	$538,058	$27,599	$1,623,106

Allowance for loan losses:
Ending balance	$4,276	$6,648	$796	$1,232	$10,808	$541	$24,301

Evaluated for impairment:
Individually	$620	$664	$—	$—	$—	$—	$1,284

Collectively	$3,656	$5,984	$796	$1,232	$10,808	$541	$23,017

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2013 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2013
Beginning balance	$4,755	$7,125	$701	$1,424	$11,095	$490	$25,590
Charge-offs	163	35	34	30	2,131	253	2,646
Recoveries	59	122	12	16	666	96	971
Provision (credit)	(241)	1,069	50	(27)	1,786	133	2,770

Ending balance	$4,410	$8,281	$729	$1,383	$11,416	$466	$26,685

Nine months ended September 30, 2013
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	694	144	281	352	5,778	734	7,983
Recoveries	301	279	42	126	2,230	304	3,282
Provision	(81)	1,565	228	327	4,249	384	6,672

Ending balance	$4,410	$8,281	$729	$1,383	$11,416	$466	$26,685

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $48.5 million as of September 30, 2013 and December 31, 2012. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company recorded a core deposit intangible asset of $2.0 million in connection with the 2012 branch acquisitions which will be amortized on an accelerated basis over the remaining estimated average life of the core deposits of approximately 8.3 years. The amortization expense is included in other noninterest expense on the consolidated statements of income and is deductible for tax purposes.

Amortization expense for the core deposit intangible was $95 thousand and $294 thousand for the three and nine months ended September 30, 2013, respectively. Amortization expense for the three and nine months ended September 30, 2012 was $86 thousand. As of September 30, 2013, estimated core deposit intangible amortization expense for each of the next five years is as follows (in thousands):

2013 (remainder of year)	$92
2014	341
2015	296
2016	251
2017	205
2018	160

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine month periods ended September 30, 2013 and 2012:

	Outstanding	Treasury	Issued
September 30, 2013
Shares outstanding at December 31, 2012	13,787,709	373,888	14,161,597
Restricted stock awards issued	43,035	(43,035)	—
Restricted stock awards forfeited	(18,977)	18,977	—
Stock options exercised	3,800	(3,800)	—
Treasury stock purchases	(11,349)	11,349	—
Directors’ retainer	5,672	(5,672)	—

Shares outstanding at September 30, 2013	13,809,890	351,707	14,161,597

September 30, 2012
Shares outstanding at December 31, 2011	13,803,116	358,481	14,161,597
Restricted stock awards issued	57,541	(57,541)	—
Restricted stock awards forfeited	(49,684)	49,684	—
Stock options exercised	1,650	(1,650)	—
Treasury stock purchases	(33,150)	33,150	—
Directors’ retainer	5,816	(5,816)	—

Shares outstanding at September 30, 2012	13,785,289	376,308	14,161,597

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
September 30, 2013
Securities available for sale:
Net unrealized losses arising during the period	$(27,205)	$(10,777)	$(16,428)
Reclassification adjustment for gains included in income	(1,224)	(485)	(739)
Reclassification adjustment for net unrealized holding gains on securities transferred to held to maturity during the period	(78)	(31)	(47)

Net unrealized loss on investment securities	(28,507)	(11,293)	(17,214)
Net unrealized holding gains on securities transferred from available for sale to held to maturity during the period	78	31	47
Pension and post-retirement obligations:
Amortization of prior service credit	(36)	(14)	(22)
Amortization of actuarial losses	1,023	405	618

Pension and post-retirement obligations, net	987	391	596

Other comprehensive loss	$(27,442)	$(10,871)	$(16,571)

September 30, 2012
Securities available for sale:
Net unrealized gains arising during the period	$8,048	$3,188	$4,860
Reclassification adjustment for gains included in income	(2,164)	(857)	(1,307)
Reclassification adjustment for impairment charges included in income	91	36	55

Net unrealized gain on investment securities	5,975	2,367	3,608
Pension and post-retirement obligations:
Amortization of prior service credit	(36)	(14)	(22)
Amortization of actuarial losses	1,043	413	630

Pension and post-retirement obligations, net	1,007	399	608

Other comprehensive income	$6,982	$2,766	$4,216

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the nine month period ended September 30, 2013 (in thousands):

	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains on Securities Transferred from Available for Sale to Held to Maturity	Pension and Post-retirement Obligations	Total
Balance at beginning of year	$16,060	$—	$(12,807)	$3,253
Other comprehensive loss before reclassifications	(16,428)	—	596	(15,832)
Amounts reclassified from accumulated other comprehensive income	(786)	47	—	(739)

Net current period other comprehensive loss	(17,214)	47	596	(16,571)

Balance at end of period	$(1,154)	$47	$(12,211)	$(13,318)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine month period ended September 30, 2013 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Income
Realized gain on sale of investment securities	$1,224	Net gain on disposal of investment securities
	(485)	Income tax expense

	$739	Net of tax

Pension and post-retirement obligations
Amortization of prior service benefit (1)	$36	Salaries and employee benefits
Amortization of actuarial losses (1)	(1,023)	Salaries and employee benefits

	(987)	Total before tax
	391	Income tax benefit

	$(596)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Company’s Board of Directors, or the Management Development and Compensation Committee of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 33,035 shares of restricted common stock to certain members of management during the nine months ended September 30, 2013. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2013. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2015. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2015.

The grant-date fair value of the TSR portion of the award granted during the nine month period ended September 30, 2013 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.88 years, (ii) risk free interest rate of 0.42%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 37.2%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

In addition, the Company granted 1,000 shares of restricted common stock to management during the nine months ended September 30, 2013. The shares will vest after completion of a three-year service requirement. The market price of the restricted stock on the date of grant was $20.70.

During the nine months ended September 30, 2013, the Company granted 9,000 shares of restricted common stock to directors, of which 4,500 shares vested immediately and 4,500 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $19.81.

The restricted stock awards granted to management and directors in 2013 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the nine month period ended September 30, 2013:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	79,580	$16.89
Granted	43,035	16.94
Vested	(38,598)	17.04
Forfeited	(18,977)	16.60

Outstanding at end of period	65,040	$16.92

As of September 30, 2013, there was $468 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2013 or 2012. The following is a summary of stock option activity for the nine months ended September 30, 2013 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	319,275	$20.22
Exercised	(3,800)	17.35
Expired	(103,076)	21.15

Outstanding and exercisable at end of period	212,399	$19.83	2.8 years	$236

As of September 30, 2013, all compensation expense related to stock options had been fully recognized in previous periods.

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2013 and 2012 was $9 thousand and $2 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2013 and 2012 was $66 thousand and $26 thousand, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$85	$38	$164	$258
Other noninterest expense	22	17	148	115

Total share-based compensation expense	$107	$55	$312	$373

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$516	$510	$1,548	$1,528
Interest cost on projected benefit obligation	505	505	1,515	1,516
Expected return on plan assets	(921)	(803)	(2,763)	(2,409)
Amortization of unrecognized prior service credit	(12)	(12)	(36)	(36)
Amortization of unrecognized loss	341	349	1,023	1,043

Net periodic pension expense	$429	$549	$1,287	$1,642

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) COMMITMENTS AND CONTINGENCIES

The Company has financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk extending beyond amounts recognized in the Company’s financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved with extending loans to customers. The Company uses the same credit underwriting policies in making commitments and conditional obligations as for on-balance sheet instruments.

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Commitments to extend credit	$444,769	$435,948
Standby letters of credit	9,786	9,223

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $2.8 million and $1.8 million at September 30, 2013 and December 31, 2012, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

Commitments to extend credit and letters of credit: Commitments to extend credit and fund letters of credit are principally at current interest rates, and, therefore, the carrying amount approximates fair value. The fair value of commitments to is not material.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$112,298	$—	$112,298
Mortgage-backed securities	—	470,829	—	470,829
Asset-backed securities	—	424	—	424

	$—	$583,551	$—	$583,551

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$2,810	$—	$2,810
Collateral dependent impaired loans	—	—	4,648	4,648
Other assets:
Loan servicing rights	—	—	1,632	1,632
Other real estate owned	—	—	424	424

	$—	$2,810	$6,704	$9,514

December 31, 2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$131,695	$—	$131,695
State and political subdivisions	—	195,210	—	195,210
Mortgage-backed securities	—	495,868	—	495,868
Asset-backed securities		1,023		1,023

	$—	$823,796	$—	$823,796

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,518	$—	$1,518
Collateral dependent impaired loans	—	—	2,364	2,364
Other assets:
Loan servicing rights	—	—	1,719	1,719
Other real estate owned	—	—	184	184

	$—	$1,518	$4,267	$5,785

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month periods ended September 30, 2013 and 2012.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$4,648	Appraisal of collateral (1)	Appraisal adjustments (2)	25% - 100% discount
		Discounted cash flow	Discount rate	4.7% (3)
			Risk premium rate	12.0% (3)
Loan servicing rights	1,632	Discounted cash flow	Discount rate	5.2% (3)
			Constant prepayment rate	12.9% (3)
Other real estate owned	424	Appraisal of collateral (1)	Appraisal adjustments (2)	6% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2013. The Company transferred all of the assets classified as Level 3 assets at December 31, 2011 to Level 2 during the nine months ended September 30, 2012. The transfers of the $1.5 million of pooled trust preferred securities out of Level 3 was primarily the result of using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

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

	Level in	September 30, 2013		December 31, 2012
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$99,384	$99,384	$60,436	$60,436
Securities available for sale	Level 2	583,551	583,551	823,796	823,796
Securities held to maturity	Level 2	245,708	246,117	17,905	18,478
Loans held for sale	Level 2	2,810	2,810	1,518	1,547
Loans	Level 2	1,748,339	1,757,838	1,678,648	1,701,419
Loans (1)	Level 3	4,648	4,648	2,364	2,364
Accrued interest receivable	Level 1	8,671	8,671	7,843	7,843
FHLB and FRB stock	Level 2	12,620	12,620	12,321	12,321
Financial liabilities:
Non-maturity deposits	Level 1	1,819,254	1,819,254	1,606,856	1,606,856
Time deposits	Level 2	594,931	596,641	654,938	658,342
Short-term borrowings	Level 1	188,146	188,146	179,806	179,806
Accrued interest payable	Level 1	3,580	3,580	3,819	3,819

(1)	Comprised of collateral dependent impaired loans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business strategy is to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses, professionals and other residents of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from our larger competitors, allowing us to maintain long-standing and broad based banking relationships with our customers. Our core customers are primarily comprised of households, small- to medium-sized businesses, professionals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products with personalized service. We believe that our level of personal service provides us with a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The “standardized approach” final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

2013 Branch Consolidations

During the second quarter of 2013, the Company announced that it would be consolidating its Pavilion and North Java branches into nearby branches. The Company transferred customer accounts and employees effective October 31, 2013. These branch consolidations are one component of the Company’s long term strategic plan, which provides for the optimal combination of branches and online/mobile banking technologies, supported by highly experienced bankers, to offer customers convenience and high service levels while maintaining an efficient, competitive cost structure. Expenses related to the consolidation of these two branches are not expected to be material.

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

The transactions were accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. The Company acquired the loan portfolios at a fair value discount, net of market premium, of $824 thousand. The discount represented expected credit losses, net of market interest rate adjustments. The discount on loans receivable is being amortized to interest income over the estimated remaining life of the acquired loans using the level yield method. The time deposit premium of $335 thousand is being accreted over the estimated remaining life of the related deposits as a reduction of interest expense. The core deposit intangible asset is being amortized on an accelerated basis over the estimated average life of the core deposits.

During the nine months ended September 30, 2013, the Company recorded a decrease to the estimated fair value of liabilities assumed and an increase to the related deferred income taxes based upon information obtained subsequent to the acquisition. In addition to changes in those assets and liabilities, the revisions resulted in a reduction in goodwill of approximately $432 thousand. The final purchase price allocation was completed during the three months ended September 30, 2013, and the Company has recorded final goodwill totaling approximately $11.2 million in connection with the acquisitions. All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

RESULTS OF OPERATIONS

Summary of Performance

Net income increased $1.9 million or 45% to $6.2 million for the third quarter of 2013 compared to $4.3 million for the third quarter of 2012. Net income available to common shareholders for the third quarter of 2013 was $5.8 million, or $0.42 per diluted share, compared with $3.9 million, or $0.28 per diluted share, for the third quarter of last year. Return on average equity was 9.93% and return on average assets was 0.88% for the third quarter of 2013 compared to 6.77% and 0.65% , respectively, for the third quarter of 2012.

Net income for the nine months ended September 30, 2013 totaled $19.2 million, an increase of $2.1 million or 12% from $17.1 million for the same period in 2012. For the first nine months of 2013, net income available to common shareholders was $18.1 million, or $1.31 per diluted share, compared with $16.0 million, or $1.16 per diluted share, for the first nine months of 2012. Return on average equity was 10.13% and return on average assets was 0.92% for the nine months ended September 30, 2013 compared to 9.32% and 0.92%, respectively, for the same period in 2012.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net income for the three and nine months ended September 30, 2012 was further reduced by expenses incurred in connection with the retirement of our former President and Chief Executive Officer. Pre-tax retirement-related expenses were approximately $2.6 million for the three and nine months ended September 30, 2012, consisting of separation pay and a supplemental executive retirement plan (“SERP”) for our former President and Chief Executive Officer.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income per consolidated statements of income	$24,623	$25,299	$73,713	$72,480
Adjustment to fully taxable equivalent basis	679	603	1,963	1,678

Interest income adjusted to a fully taxable equivalent basis	25,302	25,902	75,676	74,158
Interest expense per consolidated statements of income	1,820	2,200	5,499	7,052

Net interest income on a taxable equivalent basis	$23,482	$23,702	$70,177	$67,106

Leverage Strategy

During the first quarter of 2013, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities as part of a leverage strategy of approximately $100 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities. While the underlying leverage strategy contributed to a lower net interest margin, it successfully increased net interest income by approximately $280 thousand and $830 thousand for the third quarter and nine months ended September 30, 2013, respectively.

Analysis of Net Interest Income for the Three Months ended September 30, 2013 and September 30, 2012

Net interest income on a taxable equivalent basis for the three months ended September 30, 2013, was $23.5 million, a decrease of $220 thousand or 1% versus the comparable quarter last year. The decrease in taxable equivalent net interest income was primarily attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $2.2 million), partly offset by favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $2.0 million to taxable equivalent net interest income).

The net interest margin for the third quarter of 2013 was 3.62%, 34 basis points lower than 3.96% for the same period in 2012. This comparable period decrease was a function of a 32 basis point decrease in interest rate spread, combined with a 2 basis point lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 42 basis point decrease in the yield on earning assets and a 10 basis point decrease in the cost of interest-bearing liabilities.

The Federal Reserve has left the targeted Federal funds rate unchanged at zero to 25 basis points since 2008. In April 2012, the Federal Reserve announced that interest rates will likely remain at exceptionally low levels through late 2014. The Federal Reserve Board continues to indicate there is the potential for these short-term rates to remain unchanged until certain inflation and unemployment rates are achieved.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The yield on earning assets was 3.90% for the third quarter of 2013, 42 basis points lower than the third quarter of 2012. Loan yields decreased 51 basis points to 4.59%, also impacted by the low interest rate environment. Commercial mortgage and consumer indirect loans in particular, down 51 and 76 basis points, respectively, experienced lower yields given the competitive pricing pressures in the low interest rate environment. The yield on investment securities dropped 18 basis points to 2.42%, also impacted by the low interest rate environment, prepayments of mortgage-related investment securities and the previously mentioned leverage strategy. Overall, earning asset rate changes reduced interest income by $2.5 million.

The cost of average interest-bearing liabilities of 0.36% in the third quarter of 2013 was 10 basis points lower than the third quarter of 2012, reflecting the low interest rate environment, mitigated by a focus on product pricing to retain balances. The cost of short-term funding decreased 5 basis points to 0.38% for the third quarter of 2013. The interest-bearing liability rate changes resulted in $281 thousand of lower interest expense.

Average interest-earning assets were $2.58 billion for third quarter 2013, an increase of $192.9 million or 8% from the comparable quarter last year, with average loans up $117.2 million and average securities up $75.8 million. The growth in average loans was comprised of $97.1 million and $40.5 million increases in consumer and commercial loans, respectively, partially offset by a $20.4 million decline in residential mortgages. The growth in average securities was primarily a result of the previously described leverage strategy.

Average interest-bearing liabilities of $2.00 billion in the third quarter of 2013 were $106.3 million or 6% higher than the third quarter of 2012. On average, interest-bearing deposits grew $56.8 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $80.2 million. The increase in average interest-bearing deposits was primarily attributable to a $53.2 million increase in public deposit balances due largely to the seasonality of municipal cash flows and successful business development efforts in our newly acquired branches. Average short-term borrowings increased $49.5 million between the third quarter periods of 2013 and 2012, primarily a result of the previously described leverage strategy.

Analysis of Net Interest Income for the Nine Months ended September 30, 2013 and September 30, 2012

Net interest income on a taxable equivalent basis for the first nine months of 2013 was $70.2 million, an increase of $3.1 million or 5% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $8.7 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $5.6 million).

The net interest margin for the first nine months of 2013 was 3.66%, 31 basis points lower than 3.97% for the same period last year. This comparable period decrease was a function of a 29 basis point decrease in interest rate spread, combined with a 2 basis point lower contribution from net free funds. The lower interest rate spread was a net result of a 44 basis point decrease in the yield on earning assets and a 15 basis point decrease in the cost of interest-bearing liabilities.

The yield on earning assets was 3.94% for the first nine months of 2013, 44 basis points lower than the same period last year, attributable to decreases in the yields on the investment security portfolio (down 30 basis points, to 2.40%) and loan portfolio (down 44 basis points to 4.69%).

The cost on interest-bearing liabilities of 0.37% for the first nine months of 2013 was 15 basis points lower than the same period in 2012. Rates on interest-bearing deposits were down 17 basis points to 0.36%. The cost of short-term borrowings decreased 5 basis points to 0.39%.

Average interest-earning assets were $2.56 billion for the first nine months of 2013, an increase of $303.7 million or 13% from the comparable period last year, with average loans up $170.0 million and average securities up $133.7 million. The growth in average loans was comprised of increases in all loan categories, with consumer loans up $127.5 million, commercial loans up $41.4 million and residential mortgage loans up $1.1 million.

Average interest-bearing liabilities of $2.01 billion in the first nine months of 2013 were $211.4 million or 12% higher than the first nine months of 2012. On average, interest-bearing deposits grew $166.5 million, while noninterest-bearing demand deposits were up $92.7 million and average short-term borrowings increased $44.9 million. The increase in average deposits was primarily attributable to retail deposits assumed in the branch acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$126	$—	0.15%	$168	$—	0.16%
Investment securities (1):
Taxable	579,483	3,031	2.09	551,770	3,131	2.27
Tax-exempt (2)	242,078	1,939	3.20	194,026	1,723	3.55

Total investment securities	821,561	4,970	2.42	745,796	4,854	2.60
Loans:
Commercial business	256,256	2,823	4.37	248,060	2,884	4.62
Commercial mortgage	442,178	5,569	5.00	409,884	5,672	5.51
Residential mortgage	121,462	1,481	4.88	141,808	1,826	5.15
Home equity	309,970	3,115	3.99	271,131	2,919	4.28
Consumer indirect	605,286	6,679	4.38	544,527	7,034	5.14
Other consumer	23,641	665	11.16	26,179	713	10.84

Total loans	1,758,793	20,332	4.59	1,641,589	21,048	5.10

Total interest-earning assets	2,580,480	25,302	3.90	2,387,553	25,902	4.32

Allowance for loan losses	(26,020)			(24,604)
Other noninterest-earning assets	230,120			244,548

Total assets	$2,784,580			$2,607,497

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$466,889	$211	0.18%	$425,739	$152	0.14%
Savings and money market	719,452	248	0.14	611,564	227	0.15
Time deposits	603,434	1,165	0.77	695,682	1,650	0.94

Total interest-bearing deposits	1,789,775	1,624	0.36	1,732,985	2,029	0.47
Short-term borrowings	207,491	196	0.38	157,973	171	0.43

Total interest-bearing liabilities	1,997,266	1,820	0.36	1,890,958	2,200	0.46

Noninterest-bearing demand deposits	527,438			447,204
Other noninterest-bearing liabilities	13,673			18,625
Shareholders’ equity	246,203			250,710

Total liabilities and shareholders’ equity	$2,784,580			$2,607,497

Net interest income (tax-equivalent)		$23,482			$23,702

Interest rate spread			3.54%			3.86%

Net earning assets	$583,214			$496,595

Net interest margin (tax-equivalent)			3.62%			3.96%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.20%			126.26%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$223	$—	0.19%	$119	$—	0.21%
Investment securities (1):
Taxable	600,620	9,293	2.06	524,756	9,268	2.35
Tax-exempt (2)	228,587	5,608	3.27	170,798	4,794	3.74

Total investment securities	829,207	14,901	2.40	695,554	14,062	2.70
Loans:
Commercial business	257,172	8,548	4.44	239,319	8,343	4.66
Commercial mortgage	431,440	16,251	5.04	407,928	16,743	5.48
Residential mortgage	125,017	4,689	5.00	123,930	4,896	5.27
Home equity	299,474	9,208	4.11	249,044	7,961	4.27
Consumer indirect	596,260	20,049	4.50	519,175	20,216	5.20
Other consumer	24,412	2,030	11.12	24,391	1,937	10.61

Total loans	1,733,775	60,775	4.69	1,563,787	60,096	5.13

Total interest-earning assets	2,563,205	75,676	3.94	2,259,460	74,158	4.38

Allowance for loan losses	(25,700)			(24,305)
Other noninterest-earning assets	247,142			240,035

Total assets	$2,784,647			$2,475,190

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$483,428	$525	0.15%	$409,331	$443	0.14%
Savings and money market	717,583	710	0.13	557,800	761	0.18
Time deposits	628,694	3,725	0.79	696,051	5,392	1.03

Total interest-bearing deposits	1,829,705	4,960	0.36	1,663,182	6,596	0.53
Short-term borrowings	184,236	539	0.39	139,330	456	0.44

Total interest-bearing liabilities	2,013,941	5,499	0.37	1,802,512	7,052	0.52

Noninterest-bearing demand deposits	503,734			411,036
Other noninterest-bearing liabilities	14,027			16,268
Shareholders’ equity	252,945			245,374

Total liabilities and shareholders’ equity	$2,784,647			$2,475,190

Net interest income (tax-equivalent)		$70,177			$67,106

Interest rate spread			3.57%			3.86%

Net earning assets	$549,264			$456,948

Net interest margin (tax-equivalent)			3.66%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.27%			125.35%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended September 30, 2013 vs. 2012			Nine months ended September 30, 2013 vs. 2012
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	152	(252)	(100)	1,251	(1,226)	25
Tax-exempt	397	(181)	216	1,473	(659)	814

Total investment securities	549	(433)	116	2,724	(1,885)	839
Loans:
Commercial business	93	(154)	(61)	604	(399)	205
Commercial mortgage	428	(531)	(103)	932	(1,424)	(492)
Residential mortgage	(252)	(93)	(345)	43	(250)	(207)
Home equity	399	(203)	196	1,561	(314)	1,247
Consumer indirect	735	(1,090)	(355)	2,788	(2,955)	(167)
Other consumer	(71)	23	(48)	2	91	93

Total loans	1,332	(2,048)	(716)	5,930	(5,251)	679

Total interest income	1,881	(2,481)	(600)	8,654	(7,136)	1,518

Interest expense:
Deposits:
Interest-bearing demand	16	43	59	80	2	82
Savings and money market	38	(17)	21	187	(238)	(51)
Time deposits	(202)	(283)	(485)	(486)	(1,181)	(1,667)

Total interest-bearing deposits	(148)	(257)	(405)	(219)	(1,417)	(1,636)
Short-term borrowings	49	(24)	25	135	(52)	83

Total interest expense	(99)	(281)	(380)	(84)	(1,469)	(1,553)

Net interest income	$1,980	$(2,200)	$(220)	$8,738	$(5,667)	$3,071

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $2.8 million and $6.7 million for the three and nine month periods ended September 30, 2013, compared with provisions of $1.8 million and $4.6 million for the corresponding periods in 2012, respectively. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service charges on deposits	$2,728	$2,292	$7,437	$6,101
ATM and debit card	1,283	1,219	3,849	3,368
Broker-dealer fees and commissions	568	609	1,917	1,630
Company owned life insurance	422	433	1,275	1,300
Net gain on disposal of investment securities	—	596	1,224	2,164
Loan servicing	227	142	452	645
Net (loss) gain on sale of loans held for sale	(101)	323	134	981
Impairment charges on investment securities	—	—	—	(91)
Net (loss) gain on disposal of other assets	—	(114)	39	(79)
Other	1,042	853	2,771	2,475

Total noninterest income	$6,169	$6,353	$19,098	$18,494

Service charges on deposit accounts increased $436 thousand or 19% in the third quarter of 2013 and $1.3 million or 22% for the nine months ended September 30, 2013, compared to the same periods a year earlier. ATM and debit card income increased $64 thousand or 5% in the third quarter of 2013 and $481 thousand or 14% for the nine months ended September 30, 2013, compared to the same periods a year earlier. These increases reflect volume related growth in fees resulting from the 2012 branch acquisitions coupled with the second quarter 2013 retail checking account repositioning that involved simplifying the suite of products offered to customers and modifications to the fee structure for our accounts. Our fee waiver process was also reevaluated, which resulted in a reduction in the number of fee waivers and an increase in service charges. The Company expects the income from service charges on deposits to gradually stabilize over the longer term as customers determine the optimal mix of our products and services to best suit their banking needs.

Management continues to focus on diversifying its sources of revenue to further reduce the Company’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Broker-dealer fees and commissions were down $41 thousand or 7% and up $287 thousand or 18%, respectively, in the three and nine months ended September 30, 2013, compared to the same periods of 2012. Broker-dealer fees and commissions fluctuate mainly due to sales volume, which increased during the first nine months of 2013 as a result of favorable market conditions and new business opportunities.

There were no sales of investment securities during the three months ended September 30, 2013. We recognized pre-tax gains on investment securities of $1.2 million from the sale of pooled trust-preferred securities during the nine month period ended September 30, 2013. Each of the securities had been written down in prior periods and included in non-performing assets at the end of the quarter preceding its sale. We recognized pre-tax gains on investment securities of $596 thousand and $2.2 million, respectively, during the three and nine month periods ended September 30, 2012, from the sale of pooled trust-preferred securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Loan servicing income represents fees earned primarily for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was up $85 thousand in the third quarter of 2013 and down $193 thousand for the nine months ended September 30, 2013, compared to the same periods a year ago. The year-to-date decrease was a result of more rapid amortization of servicing rights due to loans paying off, lower fees collected due to a decrease in the sold and serviced portfolio and adjustments to the valuation allowance for capitalized mortgage servicing assets.

Gains from the sale of loans held for sale decreased $424 thousand in the third quarter of 2013 and $847 thousand for the nine months ended September 30, 2013, compared to the same periods a year earlier. The decrease was primarily due to lower loan origination volume and margins resulting from higher interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$9,473	$12,438	$28,408	$30,565
Occupancy and equipment	2,959	2,915	9,163	8,400
Professional services	814	1,452	2,844	3,243
Computer and data processing	689	976	2,205	2,462
Supplies and postage	518	899	1,806	1,930
FDIC assessments	367	356	1,092	957
Advertising and promotions	209	261	676	499
Other	1,980	2,321	5,861	5,800

Total noninterest expense	$17,009	$21,618	$52,055	$53,856

During the three and nine month periods ended September 30, 2013, salaries and employee benefits decreased by $3.0 million or 24% and $2.2 million or 7%, respectively, when compared to the same periods one year earlier. Included in salaries and employee benefits for the three and nine month periods ended September 30, 2012 are pre-tax costs of approximately $2.6 million that were incurred in association with the retirement of our CEO. After adjusting for these expenses, the decrease in salaries and employee benefits for the three month period ended September 30, 2013 when compared to the same period in 2012 was primarily attributable to lower incentive compensation expense, while expenses for the nine month periods were comparable. The number of full time equivalent employees decreased to 619 at September 30, 2013 compared to 623 at September 30, 2012.

Occupancy and equipment expense increased by $44 thousand in the third quarter of 2013 and $763 thousand for the nine months ended September 30, 2013, when compared to the same periods one year earlier. The increases were primarily related to the growth in the branch network related to the 2012 branch acquisitions.

Professional fees, computer and data processing and supplies and postage, decreased collectively by $1.3 million in the third quarter of 2013 and $780 thousand for the nine months ended September 30, 2013, when compared to the same periods one year earlier, due to expenses related to the branch acquisition transactions.

FDIC assessments increased $11 thousand or 3% in the third quarter of 2013 and $135 thousand or 14% for the nine months ended September 30, 2013, compared to the same periods a year earlier. The increased assessments are a direct result of the growth in our balance sheet.

Advertising and promotions costs were down $52 thousand in the third quarter of 2013 and up $177 thousand for the nine months ended September 30, 2013, compared to the same periods a year earlier, due to the timing of marketing campaigns and promotions, and new product launches. We proactively market our products but vary the timing based on projected benefits and needs.

Other noninterest expense was $2.0 million and $5.9 million for the three and nine months ended September 30, 2013, respectively, compared to $2.3 million and $5.8 million for the same periods in 2012, respectively. The three and nine month periods ended September 30, 2013, included $95 thousand and $294 thousand, respectively, of core deposit intangible amortization expense related to the 2012 branch acquisitions. There was $86 thousand of amortization expense during the three and nine months ended September 30, 2012. Other noninterest expense for the 2012 periods also included expenses related to the aforementioned branch acquisitions.

The efficiency ratio for the third quarter of 2013 was 56.95% compared with 73.04% for the third quarter of 2012, and 58.72% for the nine months ended September 30, 2013, compared to 64.29% for the same period a year ago. The 2012 efficiency ratios were elevated as a result of the aforementioned branch acquisition and CEO retirement expenses. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

We recorded income tax expense of $3.0 million in the third quarter of 2013, compared to of $1.8 million in the third quarter of 2012. For the nine month period ended September 30, 2013, income tax expense totaled $9.4 million compared to $8.3 million in the same period of 2012. These changes were due in part to a $3.1 million increase in pre-tax income for both the three and nine month periods of 2013, compared to the same periods in the prior year. Our effective tax rate was 33.0% for the three and nine months ended September 30, 2013, compared to 29.7% and 32.8% for the three and nine months ended September 30, 2012, respectively. The lower effective tax rates in 2012 were a result of the greater impact of tax-exempt income on lower taxable income. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$112,697	$112,298	$128,097	$131,695
State and political subdivisions	—	—	188,997	195,210
Mortgage-backed securities:
Agency mortgage-backed securities	472,747	469,488	479,913	494,770
Non-Agency mortgage-backed securities	—	1,341	73	1,098
Asset-backed securities (1)	18	424	121	1,023

Total available for sale securities	585,462	583,551	797,201	823,796
Securities held to maturity:
State and political subdivisions	245,708	246,117	17,905	18,478

Total investment securities	$831,170	$829,668	$815,106	$842,274

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

The available for sale (“AFS”) investment securities portfolio decreased $240.2 million or 29%, from $823.8 million at December 31, 2012 to $583.6 million at September 30, 2013. The decrease was largely attributable to the transfer of available for sale state and municipal debt securities to the held to maturity category during the third quarter of 2013, combined with scheduled principal paydowns on amortizing securities and a change in the net unrealized gain/loss on the AFS portfolio.

During the third quarter of 2013, the Company transferred $227.3 million of available for sale state and municipal debt securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $78 thousand of unrealized holding gains that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The AFS portfolio had net unrealized losses totaling $1.9 million at September 30, 2013 compared to net unrealized gains of $26.6 million at December 31, 2012. The unrealized loss on the AFS portfolio was predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change. The transfer of securities from available for sale to held to maturity is expected to reduce the fair value fluctuations in the available for sale portfolio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment Assessment

We review investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing the intent to sell the debt security or the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the other-than-temporary impairment includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions specifically related to the security, an industry, or a geographic area, the historical and implied volatility of the fair value of the security, the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we recognized an OTTI charge of $91 thousand on a privately issued whole loan CMO that we determined was other-than-temporarily impaired due to credit quality.

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of the Company’s loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial business	$253,925	14.3%	$258,675	15.2%
Commercial mortgage	449,565	25.3	413,324	24.2

Total commercial	703,490	39.6	671,999	39.4
Residential mortgage	117,624	6.6	133,520	7.8
Home equity	316,626	17.8	286,649	16.8
Consumer indirect	618,088	34.7	586,794	34.4
Other consumer	23,844	1.3	26,764	1.6

Total consumer	958,558	53.8	900,207	52.8

Total loans	1,779,672	100.0%	1,705,726	100.0%

Allowance for loan losses	26,685		24,714

Total loans, net	$1,752,987		$1,681,012

Total loans increased $73.9 million to $1.78 billion at September 30, 2013 from $1.71 billion as of December 31, 2012. The increase in loans was attributable to organic growth, primarily in the commercial and consumer loan portfolios, partially offset by a decline in residential mortgages.

Commercial loans increased $31.5 million and represented 39.6% of total loans as of September 30, 2013, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $15.9 million to $117.6 million as of September 30, 2013 in comparison to $133.5 million as of December 31, 2012. This category of loans decreased as the majority of newly originated and refinanced residential mortgages were sold to the secondary market rather than being added to our portfolio, coupled with our focus in home equity lending.

Our home equity portfolio, which consists of home equity loans and lines, totaled $316.6 million as of September 30, 2013, up $30.0 million or 10% compared to December 31, 2012. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans. As of September 30, 2013, approximately 74% of the loans in the home equity portfolio were first lien positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The consumer indirect portfolio increased $31.3 million to $618.1 million as of September 30, 2013, from $586.8 million as of December 31, 2012. During the first nine months of 2013 we originated $224.9 million in indirect auto loans with a mix of approximately 48% new auto and 52% used auto. During the first nine months of 2012, we originated $242.2 million in indirect auto loans with an equal mix of new auto and used auto.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $2.8 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $245.3 million as of September 30, 2013 and $273.3 million as of December 31, 2012.

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance as of beginning of period	$25,590	$24,120	$24,714	$23,260
Charge-offs:
Commercial business	163	337	694	536
Commercial mortgage	35	27	144	374
Residential mortgage	34	47	281	280
Home equity	30	80	352	177
Consumer indirect	2,131	1,846	5,778	4,648
Other consumer	253	201	734	605

Total charge-offs	2,646	2,538	7,983	6,620
Recoveries:
Commercial business	59	50	301	282
Commercial mortgage	122	91	279	167
Residential mortgage	12	8	42	106
Home equity	16	15	126	35
Consumer indirect	666	722	2,230	2,195
Other consumer	96	69	304	268

Total recoveries	971	955	3,282	3,053

Net charge-offs	1,675	1,583	4,701	3,567
Provision for loan losses	2,770	1,764	6,672	4,608

Balance at end of period	$26,685	$24,301	$26,685	$24,301

Net loan charge-offs to average loans (annualized)	0.38%	0.38%	0.36%	0.30%
Allowance for loan losses to total loans	1.50%	1.46%	1.50%	1.46%
Allowance for loan losses to non-performing loans	258%	233%	258%	233%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2013.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk-profile of our loan products and customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Net charge-offs of $1.7 million in the third quarter of 2013 represented 0.38% of average loans on an annualized basis compared to $1.6 million or 0.38% in the third quarter of 2012. For the nine months ended September 30, 2013 net charge-offs of $4.7 million represented 0.36% of average loans compared to $3.6 million or 0.30% of average loans for same period in 2012. See the “Non-Performing Assets and Potential Problem Loans” section for further discussion.

The allowance for loan losses was $26.7 million at September 30, 2013, compared with $24.7 million at December 31, 2012. The ratio of the allowance for loan losses to total loans was 1.50% at September 30, 2013, compared with 1.45% at December 31, 2012. The ratio of allowance for loan losses to non-performing loans was 258% at September 30, 2013, compared with 271% at December 31, 2012.

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2013	December 31, 2012
Nonaccrual loans:
Commercial business	$4,078	$3,413
Commercial mortgage	2,835	1,799
Residential mortgage	1,337	2,040
Home equity	911	939
Consumer indirect	1,161	891
Other consumer	7	25

Total nonaccrual loans	10,329	9,107
Accruing loans 90 days or more delinquent	9	18

Total non-performing loans	10,338	9,125
Foreclosed assets	424	184
Non-performing investment securities	128	753

Total non-performing assets	$10,890	$10,062

Non-performing loans to total loans	0.58%	0.53%
Non-performing assets to total assets	0.38%	0.36%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and nine month periods ended September 30, 2013 was as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30, 2013	September 30, 2013
Nonaccrual loans, beginning of period	$11,279	$9,107
Additions	4,534	16,599
Payments	(2,527)	(6,113)
Charge-offs	(2,459)	(7,487)
Returned to accruing status	(469)	(1,122)
Transferred to other real estate or repossessed assets	(29)	(655)

Nonaccrual loans, end of period	$10,329	$10,329

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at September 30, 2013 were $10.9 million, an increase of $828 thousand from $10.1 million at December 31, 2012. The primary component of non-performing assets is non-performing loans, which were $10.3 million or 0.58% of total loans at September 30, 2013, an increase of $1.2 million from $9.1 million or 0.53% of total loans at December 31, 2012. The Company’s ratio of non-performing loans to total loans continues to compare favorably to its peer group average, which was 1.85% of total loans at June 30, 2013, the most recent period for which information is available (Source: Federal Financial Institutions Examination Council — Bank Holding Company Performance Report as of June 30, 2013 — Top-tier bank holding companies having consolidated assets between $1 billion and $3 billion).

The increase in non-performing loans during the first nine months of 2013 was due to the addition of one credit relationship consisting of commercial business and commercial mortgage loans with unpaid principal balances totaling $2.4 million at September 30, 2013.

Approximately $6.2 million, or 60%, of the $10.3 million in non-performing loans as of September 30, 2013 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $1.9 million and $636 thousand at September 30, 2013 and December 31, 2012, respectively. We had no TDRs that were accruing interest as of September 30, 2013 or December 31, 2012.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented 5 properties totaling $424 thousand at September 30, 2013 and 5 properties totaling $184 thousand at December 31, 2012.

Non-performing investment securities for which we have stopped accruing interest were $128 thousand at September 30, 2013, compared to $753 thousand at December 31, 2012. Non-performing investment securities are included in non-performing assets at fair value and are comprised of one pooled trust preferred security at September 30, 2013. There have been no securities transferred to non-performing status since the first quarter of 2009. During the first nine months of 2013, we recognized gains totaling $1.2 million from the sale of four pooled trust-preferred securities. The four securities had a fair value of $550 thousand at December 31, 2012.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $19.3 million and $13.8 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2013 and December 31, 2012, respectively. Included in potential problem loans at September 30, 2013 is one credit relationship consisting of a single commercial mortgage loan with an unpaid principal balance totaling $8.4 million which was downgraded to substandard status from special mention during the third quarter of 2013. The downgrade necessitated a provision and increase in our allowance for losses of approximately $960 thousand. As of October 31, 2013, the loan became 60 days past due and we continue to monitor the credit closely and evaluate our options relative to the credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$542,517	22.5%	$501,514	22.2%
Interest-bearing demand	519,283	21.5	449,744	19.9
Savings and money market	757,454	31.4	655,598	28.9
Time deposits < $100,000	377,416	15.6	432,506	19.2
Time deposits of $100,000 or more	217,515	9.0	222,432	9.8

Total deposits	$2,414,185	100.0%	$2,261,794	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2013, total deposits were $2.41 billion, an increase of $152.4 million in comparison to $2.26 billion as of December 31, 2012. Public deposit balances increased $139.2 million during the first nine months of 2013 due largely to the seasonality of municipal cash flows and successful business development efforts in our newly acquired branches. Time deposits were approximately 25% and 29% of total deposits at September 30, 2013 and December 31, 2012, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.82 billion and $1.81 billion at September 30, 2013 and December 31, 2012, respectively, and represented 75% and 80% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 27% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $593.4 million and $454.2 million at September 30, 2013 and December 31, 2012, respectively, and represented 25% and 20% of total deposits as of the end of each period, respectively.

We had no traditional brokered deposits at September 30, 2013 or December 31, 2012, however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits totaled $52.6 million and $61.0 million at September 30, 2013 and December 31, 2012, respectively. ICS deposits totaled $61.3 million and $18.1 million at September 30, 2013 and December 31, 2012, respectively.

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012
Short-term borrowings:
Customer repurchase agreements	$46,646	$40,806
Short-term FHLB borrowings	141,500	139,000

Total short-term borrowings	$188,146	$179,806

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of September 30, 2013 or December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $52 million of immediate credit capacity with FHLB as of September 30, 2013. We had approximately $463 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at September 30, 2013. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks at September 30, 2013. Additionally, we had approximately $101 million of unencumbered liquid securities available for pledging.

Federal funds purchased are overnight borrowings with correspondent banks. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings, which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2013 consisted of $41.5 million in overnight borrowings and $100.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances.

As previously discussed, during the first quarter of 2013 we leveraged our balance sheet through the execution of short-term FHLB advances in order to acquire investment securities to take advantage of the positive interest rate spread and increase net interest income.

Shareholders’ Equity

Shareholders’ equity was $247.8 million at September 30, 2013, a decrease of $6.1 million from $253.9 million at December 31, 2012. Net income for the first nine months of 2013 increased shareholders’ equity by $19.2 million, which was partially offset by common and preferred stock dividends declared of $8.7 million. Accumulated other comprehensive income included in shareholders’ equity decreased $16.6 million due primarily to net unrealized losses on securities available for sale that arose during the first nine months of 2013. As previously discussed, approximately $227.3 million in available for sale securities were transferred at fair value to held to maturity during the third quarter 2013 as a means of mitigating the fair value fluctuations in the available for sale portfolio and reducing the volatility of shareholder’s equity.

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

The Company’s cash and cash equivalents were $99.4 million as of September 30, 2013, up $39.0 million from $60.4 million as of December 31, 2012. Net cash provided by operating activities totaled $34.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $148.0 million, which included cash outflows of $76.0 million for net loan originations and $69.5 million from investment securities transactions. Net cash provided by financing activities of $152.1 million was attributed to increases of $152.4 million and $8.3 million in deposits and short-term borrowings, respectively, partly offset by $8.2 million in dividend payments.

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.3 million and $17.5 million of preferred stock at September 30, 2013 and December 31, 2012, respectively. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

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

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2013	2012
Total shareholders’ equity	$247,845	$253,897
Less: Unrealized (loss) gain on securities available for sale, net of tax	(1,154)	16,060
Net unrecognized gain on available for sale securities transferred to held to maturity, net of tax	47	—
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(12,211)	(12,807)
Disallowed goodwill and other intangible assets	50,095	50,389

Tier 1 capital	$211,068	$200,255

Adjusted average total assets (for leverage capital purposes)	$2,749,797	$2,596,122

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.68%	7.71%
Total Tier 1 capital	$211,068	$200,255
Plus: Qualifying allowance for loan losses	24,152	23,355

Total risk-based capital	$235,220	$223,610

Net risk-weighted assets	$1,929,604	$1,867,032

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.94%	10.73%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.19%	11.98%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

		Actual		For Capital Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Tier 1 leverage:	Company	$211,068	7.68%	$109,992	4.00%	$137,490	5.00%
	Bank	201,551	7.34	109,821	4.00	137,276	5.00
Tier 1 capital:	Company	211,068	10.94	77,184	4.00	115,776	6.00
	Bank	201,551	10.46	77,041	4.00	115,562	6.00
Total risk-based capital:	Company	235,220	12.19	154,368	8.00	192,960	10.00
	Bank	225,659	11.72	154,083	8.00	192,604	10.00
December 31, 2012
Tier 1 leverage:	Company	$200,255	7.71%	$103,845	4.00%	$129,806	5.00%
	Bank	192,136	7.41	103,681	4.00	129,601	5.00
Tier 1 capital:	Company	200,255	10.73	74,681	4.00	112,022	6.00
	Bank	192,136	10.31	74,526	4.00	111,789	6.00
Total risk-based capital:	Company	223,610	11.98	149,363	8.00	186,703	10.00
	Bank	215,443	11.56	149,052	8.00	186,315	10.00

The leverage ratio decreased as of September 30, 2013 when compared to December 31, 2012 primarily as a result an increase in average assets. See the “Recent Developments—New Capital Rules” section of this Management’s Discussion and Analysis for a description of the new capital ratios that will be phased-in beginning in 2015.

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

Quantitative and qualitative disclosures about market risk were presented at December 31, 2012 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 18, 2013. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2012 to September 30, 2013. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At September 30, 2013, the Company was generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2014 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(1,577)	$2,421	$4,011	$4,151
% Change	(1.72)%	2.64%	4.37%	4.53%

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical data (back-testing).

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2013 and December 31, 2012. The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2013 and December 31, 2012. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	September 30, 2013			December 31, 2012
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario
Pre-Shock Scenario	459,774			392,732
+ 200 Basis Points	$439,636	$(20,137)	(4.38)%	$392,904	$172	0.04%

The Pre-Shock Scenario EVE was $459.8 million at September 30, 2013, compared to $392.7 million at December 31, 2012. The increase in the Pre-Shock Scenario EVE at September 30, 2013, compared to December 31, 2012 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $392.9 million at December 31, 2012 to $439.6 million at September 30, 2013, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from 0.04% at December 31, 2012 to (4.38)% at September 30, 2013. The increase in sensitivity resulted from a reduced benefit in the valuation of non-maturity deposits and greater sensitivity for investment securities in the +200 basis point Rate Shock Scenario EVE as of September 30, 2013, compared to December 31, 2012.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Separation and release agreement between Financial Institutions, Inc. and Karl F. Krebs	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 5, 2013
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, November 5, 2013
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, November 5, 2013
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)