Form 10-K
period 2013-12-31
FINANCIAL INSTITUTIONS INC
filed 2014-03-12
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2013 closing price reported by NASDAQ, was approximately $236,055,000.

As of February 28, 2014, there were outstanding, exclusive of treasury shares, 13,848,258 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING INFORMATION

Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•	statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “parent” or “FII”) and its subsidiaries (collectively the “Company,” “we,” “our,” “us”); and

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	We are subject to environmental liability risk associated with our lending activities;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	The new Basel III Capital Standards may have an adverse effect on us;

•	New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance;

•	New or changing tax, accounting, and regulatory rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;

•	A breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may result in a loss of customer business or damage to our brand image;

•	We rely on other companies to provide key components of our business infrastructure;

•	We use financial models for business planning purposes that may not adequately predict future result;

•	We may not be able to attract and retain skilled people and our ongoing leadership transition may be unsuccessful;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies;

•	The soundness of other financial institutions could adversely affect us;

•	We may be required to recognize an impairment of goodwill:

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	We may not pay dividends on our common stock;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock;

•	The market price of our common stock may fluctuate significantly in response to a number of factors; and

•	Our certificate of incorporation, our bylaws, and certain banking laws contain anti-takeover provisions.

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

GENERAL

Financial Institutions, Inc. is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”), and through its wholly-owned New York chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. All references in this Annual Report on Form 10-K to the parent are to Financial Institutions, Inc. (“FII”). Unless otherwise indicated, or unless the context requires otherwise, all references in this Annual Report on Form 10-K to “the Company,” “we,” “our” or “us” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”. FII is a legal entity, separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and oversight. Our executive offices are located at 220 Liberty Street, Warsaw, New York.

During late 2013, our subsidiary, Five Star Investment Services, Inc. (“FSIS”) ceased operations as an active broker-dealer and the securities licenses of advisors associated with FSIS who elected to transfer, as well as their respective client accounts which had previously cleared through a third-party platform, were transferred to the LPL Financial (“LPL”) clearing platform. Following the completion of these transfer activities, FSB began offering investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL. FSB has employees who are LPL registered representatives, located throughout its branch network, offering customers insurance and investment products including stocks, bonds, mutual funds, annuities, and managed accounts through a program called Five Star Investment Services. FSIS withdrew its registration with the Financial Industry Regulatory Authority (“FINRA”) effective December 31, 2013, and is expected to be dissolved in 2014.

Our Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of individuals, municipalities and businesses of the local communities surrounding our banking centers. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily comprised of small- to medium-sized businesses, individuals and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2013, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2013 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches (1)
Allegany	8.2%	3	1
Cattaraugus	24.6%	2	5
Cayuga	3.1%	11	1
Chautauqua	1.2%	9	1
Chemung	15.0%	3	3
Erie	0.4%	11	3
Genesee	21.6%	3	4
Livingston	32.3%	1	5
Monroe	1.3%	10	5
Ontario	13.6%	2	5
Orleans	24.5%	1	2
Seneca	20.7%	3	2
Steuben	27.5%	1	7
Wyoming	48.7%	1	4
Yates	38.3%	1	2

(1)	Number of branches current as of December 31, 2013.

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

Our investment securities strategy centers on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits security purchases to the following:

•	U.S. treasury securities;

•	U.S. government agency securities, which are securities issued by official Federal government bodies (e.g., the Government National Mortgage Association (“GNMA”) and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g., the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Small Business Administration (“SBA”) and the Federal Farm Credit Bureau);

•	Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”), collateralized mortgage obligations (“CMO”) and DUS (delegated underwriting & servicing) issued by GNMA, FNMA and FHLMC;

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;

•	Certain creditworthy un-rated securities issued by municipalities;

•	Certificates of deposit;

•	Equity securities at the holding company level; and

•	Limited partnership investments.

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

Commercial Business and Commercial Mortgage Lending

We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. Commercial business loans are offered to the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2013, $86.7 million, or 33%, of our aggregate commercial business loan portfolio were at fixed rates, while $179.1 million, or 67%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2013, $187.5 million, or 40%, of our aggregate commercial mortgage portfolio were at fixed rates, while $281.8 million, or 60%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2013, we had loans with an aggregate principal balance of $56.6 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Mortgage Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the FHA, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2013, our residential mortgage servicing portfolio totaled $237.9 million, the majority of which has been sold to the FHLMC. As of December 31, 2013, our residential mortgage loan portfolio totaled $113.0 million, or 6% of our total loan portfolio. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2013, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have expanded our relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern Pennsylvania. As of December 31, 2013, our consumer indirect portfolio totaled $636.4 million, or 35% of our total loan portfolio. The consumer indirect loan portfolio is primarily fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2013, $201.3 million, or 62%, of our home equity portfolio was at fixed rates, while $124.8 million, or 38%, was at variable rates. Approximately 76% of the loans in our home equity portfolio are first lien positions at December 31, 2013. The other consumer portfolio totaled $23.1 million as of December 31, 2013, all but $1.1 million of which were fixed rate loans.

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

We had no traditional brokered deposits at December 31, 2013; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $61.3 million and $56.4 million, respectively, at December 31, 2013.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, FHLB advances and borrowings from the discount window of the FRB. We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

OPERATING SEGMENTS

Our only operating segment is our subsidiary bank, FSB.

OTHER INFORMATION

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

All of the reports we file with the SEC, including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments thereto may be accessed at www.sec.gov or at the public reference facility maintained by the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC.

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

Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010. We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that a bank holding company must obtain FRB approval before:

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

The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by federal legislation.

The Gramm-Leach-Bliley Act amended portions of the BHC Act to authorize bank holding companies, such as us, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed.

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), which is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The final rules are effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The Final Rules require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as FSB, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Although we are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of FII or the Bank, as we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

The Dodd-Frank Act. The Dodd-Frank Act, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including FII or the Bank, some of which are described in more detail below.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for our businesses will depend to a large extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies. We continue to analyze the impact of rules adopted under Dodd-Frank, on our business. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

Depository Institution Regulation. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”). This regulatory structure includes:

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2013 were 10.82% and 12.08%, respectively.

The FRB’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2013, we had a leverage ratio of 7.63%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

Basel III Capital Rules. In July 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to FII and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to FII and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As of December 31, 2013, the Bank met the requirements to be classified as “well-capitalized”.

The Basel III Capital Rules also contain revisions to the prompt corrective action framework, which are designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

Our primary source for cash dividends is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years.

Federal Deposit Insurance Assessments. The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable assets on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2013, the FICO assessment was equal to 0.62 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both FII and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as FII. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

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

Impact of Inflation and Changing Prices

Our financial statements included herein have been prepared in accordance with GAAP, which requires us to measure financial position and operating results principally using historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. We believe changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude. Interest rates are sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

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

EMPLOYEES

At December 31, 2013, we had 645 employees. None of our employees are subject to a collective bargaining agreement and management believes our relations with employees are good.

EXECUTIVE OFFICERS

The following table sets forth current information regarding our executive officers and certain other significant employees (ages are as of May 7, 2014, the date of the 2014 Annual Meeting of Shareholders).

Name	Age	Started In	Positions/Offices
Martin K. Birmingham	47	2005	President and Chief Executive Officer since March 2013. Previously, President and Chief of Community Banking of FII and the Bank from August 2012 to March 2013. Executive Vice President and Regional President/Commercial Banking Executive Officer of the Bank from 2005 to 2009. Senior Vice President and Regional President of the Bank from 2005 to 2009. Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.

Paula D. Dolan	60	2013	Senior Vice President and Director of Human Resources of FII and the Bank since September 2013. Before joining the Company, Ms. Dolan worked at Hillside Family of Agencies (“Hillside”), starting as a consultant in 2010, and most recently as Hillside’s Manager of Compensation and Human Resource Information Systems. Previously, she was a Senior Human Resources Consultant with First Niagara Consulting/Burke Group from 2007 to 2010. Prior to working at First Niagara, Ms. Dolan held human resources positions at Unity Health Systems, HR Works, Eastman Kodak Company, Rochester Community Savings Bank and Jones & Laughlin Steel Corporation.

Sonia M. Dumbleton	52	1984	Senior Vice President, Controller and Corporate Secretary of FII and the Bank since May 2013. Senior Vice President and Controller of the Bank since 2006. Vice President and Controller of the Bank from 2001 to 2006.

Michael D. Grover	42	1999	Senior Vice President of Financial Reporting and Tax and Chief Accounting Officer of FII and the Bank since April 2013. Senior Vice President of Financial Reporting and Tax of the Bank since 2008.

Richard J. Harrison	68	2003	Executive Vice President and Chief Operating Officer of FII and the Bank since August 2012. Executive Vice President and Senior Retail Lending Administrator of the Bank since 2009. Senior Vice President and Senior Retail Lending Administrator of the Bank and its predecessor, National Bank of Geneva, from 2003 to 2009. Executive Vice President and Chief Credit Officer of Savings Bank of the Finger Lakes from 2001 to 2003. Director of Transcat, Inc., a publicly traded distributer and calibrator of hand held test and measurement equipment since 2004.

Jeffrey P. Kenefick	47	2006	Executive Vice President and Commercial Banking Executive of FII and the Bank since May 2013. Senior Vice President, Commercial Banking Executive and Regional President of the Bank from February 2006 until May 2013.

Kevin B. Klotzbach	61	2001	Executive Vice President, Chief Financial Officer and Treasurer of FII and the Bank since April 2013. Senior Vice President and Treasurer of the Bank since 2001. Prior to joining us, Mr. Klotzbach actively managed fixed income portfolios at several other financial institutions, including Merrill Lynch Asset Management and Empire of America.

R. Mitchell McLaughlin	56	1981	Executive Vice President and Information/Physical Security and Facilities Director of the Bank since January 2014. Executive Vice President and Chief Information Officer of the Bank from 2009 to January 2014. Senior Vice President and Chief Information Officer of the Bank from 2006 to 2009.

Kenneth V. Winn	56	2004	Executive Vice President and Chief Risk Officer of FII and the Bank since July 2012. Senior Vice President and Senior Credit and Compliance Administrator of the Bank since 2006.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes could affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

The new Basel III Capital Standards may have an adverse effect on us.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. We must begin transitioning to the new rules effective January 1, 2015. The impact of the new capital rules is likely to require us to maintain higher levels of capital, which will lower our return on equity.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

In March 2013, the Consumer Financial Protection Bureau (“CFPB”) issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions, such as us (“dealer markup”), results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (“ECOA”). The Consumer Financial Protection Bureau recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism. In December 2013, the Consumer Financial Protection Bureau and the United States Department of Justice (the “DOJ”), based on a proxy methodology that combines geography-based and name-based probabilities, alleged that certain presumed-minority borrowers who had obtained automobile financing from a national lender were charged higher dealer markups as a result of such lender’s policy and practice of allowing dealer markup. In connection with the investigation, the lender consented to the issuance of a consent order and agreed to pay damages, to implement a compliance plan, and to pay a monetary penalty. Additional investigations and actions by the Consumer Financial Protection Bureau and the DOJ against automotive lenders are likely to occur in the future. We have evaluated our indirect lending practices in light of these events and believe that we are currently conducting our indirect lending business in compliance with ECOA. However, any investigations or allegations of wrongdoing by the Consumer Financial Protection Bureau or DOJ against us could have material adverse impact on our indirect lending business, results of operations and financial condition.

The CFPB has issued a rule, effective as of January 10, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

With the development of the CFPB, our consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, limit the products or services we offer, require us to increase our prices and therefore reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation or otherwise adversely affect our consumer businesses.

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

A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cybersecurity, may result in a loss of customer business or damage to our brand image.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

While we have policies and procedures designed to prevent or limit the effect of a possible failure, interruption or breach of our information systems, there can be no assurance that such action will not occur or, if any does occur, that it will be adequately addressed. For example, although we maintain commercially reasonable measures to ensure the cybersecurity of our information systems, other financial service institutions and companies have reported breaches in the security of their websites or other systems. In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these efforts has had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Federal banking regulators recently issued regulatory guidance on how banks select, engage and manage their outside vendors. These regulations may affect the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of them not providing us their services for any reason or them performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

We use financial models for business planning purposes that may not adequately predict future results.

We use financial models to aid in planning for various purposes including our capital and liquidity needs, interest rate risk, potential charge- offs, reserves, and other purposes. The models used may not accurately account for all variables that could affect future results, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result of these potential failures, we may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

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

Although management believes we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. During 2013, the annual impairment test performed as of September 30 indicated that the fair value of our single reporting unit exceeded the fair value of its assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings, which could have a material adverse impact on our results of operations or financial condition. Such a charge would have no impact on tangible capital. At December 31, 2013, we had goodwill of $48.5 million, representing approximately 19% of shareholders’ equity. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We are a separate and distinct legal entity from our subsidiaries. A substantial portion of our revenue comes from dividends from our Bank subsidiary. These dividends are the principal source of funds we use to pay dividends on our common and preferred stock, and to pay interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank subsidiary may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our Bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our Bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

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

The market price of our common stock may fluctuate significantly in response to a number of factors.

Our quarterly and annual operating results have varied in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	volatility of stock market prices and volumes in general;

•	changes in market valuations of similar companies;

•	changes in conditions in credit markets;

•	changes in accounting policies or procedures as required by the Financial Accounting Standards Board, or FASB, or other regulatory agencies;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Act and related regulations) subjecting us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	additions or departures of key members of management;

•	fluctuations in our quarterly or annual operating results; and

•	changes in analysts’ estimates of our financial performance.

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

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. Additionally, we are obligated under a lease commitment through 2017 for a 22,200 square foot regional administrative facility in Pittsford, New York.

We are engaged in the banking business through 50 branch offices, of which 34 are owned and 16 are leased, in fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2036 and generally include options to renew.

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

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At December 31, 2013, 13,829,355 shares of our common stock were outstanding and held by approximately 2,000 shareholders of record. During 2013, the high sales price of our common stock was $26.59 and the low sales price was $17.92. The closing price per share of common stock on December 31, 2013, the last trading day of our fiscal year, was $24.71. We declared dividends of $0.74 per common share during the year ended December 31, 2013. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data”.

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

Recent Sales of Unregistered Securities

We provide our directors who are not employees with a convenient way to purchase shares from us at fair market value. Each director may elect to receive half of their annual retainer in shares of our common stock on the date of our annual organizational meeting. Any portion of the annual retainer issued to our directors in the form of stock has historically been issued outside of our 2009 Directors’ Stock Incentive Plan (the “DSIP”) and without registration under the Securities Act of 1933 as amended (the “Securities Act”) in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act based on our directors’ financial sophistication and knowledge of the Company. On May 8, 2013, we issued a total of 5,672 shares of our common stock as the stock component of our annual retainer to our non-employee directors without registration under the Securities Act. These shares of common stock are subject to the resale prohibition under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act.

Although any director retainer issued in the form of stock is issued outside of the DSIP, we still deduct these shares from the aggregate share limit under the DSIP. We expect that future director stock retainers will be issued pursuant to a shareholder approved plan and registered under the Securities Act.

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2008 as reported by the NASDAQ Global Select Market, through December 31, 2013, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, NYSE MKT and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, LC and is expressed in dollars based on an assumed investment of $100.

Total Return Performance

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Financial Institutions, Inc.	100.00	85.77	141.45	123.93	147.89	203.38
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B Index	100.00	71.68	81.25	74.10	91.37	132.87

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except selected ratios and per share data)	At or for the year ended December 31,
	2013	2012	2011	2010	2009
Selected financial condition data:
Total assets	$2,928,636	$2,763,865	$2,336,353	$2,214,307	$2,062,389
Loans, net	1,806,883	1,681,012	1,461,516	1,325,524	1,243,265
Investment securities	859,185	841,701	650,815	694,530	620,074
Deposits	2,320,056	2,261,794	1,931,599	1,882,890	1,742,955
Borrowings	337,042	179,806	150,698	103,877	106,390
Shareholders’ equity	254,839	253,897	237,194	212,144	198,294
Common shareholders’ equity (1)	237,497	236,426	219,721	158,359	144,876
Tangible common shareholders’ equity (2)	187,495	186,037	182,352	120,990	107,507

Selected operations data:
Interest income	$98,931	$97,567	$95,118	$96,509	$94,482
Interest expense	7,337	9,051	13,255	17,720	22,217

Net interest income	91,594	88,516	81,863	78,789	72,265
Provision for loan losses	9,079	7,128	7,780	6,687	7,702

Net interest income after provision for loan losses	82,515	81,388	74,083	72,102	64,563
Noninterest income	24,833	24,777	23,925	19,454	18,795
Noninterest expense	69,441	71,397	63,794	60,917	62,777

Income before income taxes	37,907	34,768	34,214	30,639	20,581
Income tax expense	12,377	11,319	11,415	9,352	6,140

Net income	$25,530	$23,449	$22,799	$21,287	$14,441

Preferred stock dividends and accretion	1,466	1,474	3,182	3,725	3,697

Net income applicable to common shareholders	$24,064	$21,975	$19,617	$17,562	$10,744

Stock and related per share data:
Earnings per common share:
Basic	$1.75	$1.60	$1.50	$1.62	$0.99
Diluted	1.75	1.60	1.49	1.61	0.99
Cash dividends declared on common stock	0.74	0.57	0.47	0.40	0.40
Common book value per share (1)	17.17	17.15	15.92	14.48	13.39
Tangible common book value per share (2)	13.56	13.49	13.21	11.06	9.94
Market price (NASDAQ: FISI):
High	26.59	19.52	20.36	20.74	15.99
Low	17.92	15.22	12.18	10.91	3.27
Close	24.71	18.63	16.14	18.97	11.78

Performance ratios:
Net income, returns on:
Average assets	0.91%	0.93%	1.00%	0.98%	0.71%
Average equity	10.10	9.46	9.82	10.07	7.43
Average common equity (1)	10.23	9.53	9.47	11.14	7.61
Average tangible common equity (2)	13.00	11.74	11.55	14.59	10.37
Common dividend payout ratio (3)	42.29	35.63	31.33	24.69	40.40
Net interest margin (fully tax-equivalent)	3.64	3.95	4.04	4.07	4.04
Efficiency ratio (4)	58.48%	62.87%	60.55%	60.36%	65.52%

(1)	Excludes preferred shareholders’ equity.
(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.
(3)	Common dividend payout ratio equals dividends declared during the year divided by earnings per share for the year.
(4)	Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities and proceeds from company owned life insurance included in income (all from continuing operations).

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2013	2012	2011	2010	2009
Capital ratios:
Leverage ratio	7.63%	7.71%	8.63%	8.31%	7.96%
Tier 1 capital ratio	10.82	10.73	12.20	12.34	11.95
Total risk-based capital ratio	12.08	11.98	13.45	13.60	13.21
Equity to assets (3)	9.01	9.84	10.20	9.75	9.55
Common equity to assets (1) (3)	8.39	9.15	9.10	7.28	6.94
Tangible common equity to tangible assets (2) (3)	6.72%	7.56%	7.58%	5.65%	5.19%

Asset quality:
Non-performing loans	$16,622	$9,125	$7,076	$7,582	$8,681
Non-performing assets	17,083	10,062	9,187	8,895	10,442
Allowance for loan losses	26,736	24,714	23,260	20,466	20,741
Net loan charge-offs	$7,057	$5,674	$4,986	$6,962	$5,710
Non-performing loans to total loans	0.91%	0.53%	0.48%	0.56%	0.69%
Non-performing assets to total assets	0.58	0.36	0.39	0.40	0.51
Net charge-offs to average loans	0.40	0.36	0.36	0.54	0.47
Allowance for loan losses to total loans	1.46	1.45	1.57	1.52	1.64
Allowance for loan losses to non-performing loans	161%	271%	329%	270%	239%

Other data:
Number of branches	50	52	50	50	50
Full time equivalent employees	608	628	575	577	572

(1)	Excludes preferred shareholders’ equity.
(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.
(3)	Ratios calculated using average balances for the periods shown.

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
Interest income	$25,218	24,623	24,342	24,748
Interest expense	1,838	1,820	1,818	1,861

Net interest income	23,380	22,803	22,524	22,887
Provision for loan losses	2,407	2,770	1,193	2,709

Net interest income, after provision for loan losses	20,973	20,033	21,331	20,178
Noninterest income	5,735	6,169	6,376	6,553
Noninterest expense	17,386	17,009	17,462	17,584

Income before income taxes	9,322	9,193	10,245	9,147
Income tax expense	2,955	3,029	3,395	2,998

Net income	$6,367	6,164	6,850	6,149

Preferred stock dividends	366	365	367	368

Net income applicable to common shareholders	$6,001	5,799	6,483	5,781

Earnings per common share (1):
Basic	$0.44	0.42	0.47	0.42
Diluted	0.43	0.42	0.47	0.42
Market price (NASDAQ: FISI):
High	$26.59	21.99	20.66	20.83
Low	20.14	18.39	17.92	18.51
Close	24.71	20.46	18.41	19.96
Dividends declared	$0.19	0.19	0.18	0.18

2012
Interest income	$25,087	$25,299	$23,731	$23,450
Interest expense	1,999	2,200	2,343	2,509

Net interest income	23,088	23,099	21,388	20,941
Provision for loan losses	2,520	1,764	1,459	1,385

Net interest income, after provision for loan losses	20,568	21,335	19,929	19,556
Noninterest income	6,283	6,353	6,690	5,451
Noninterest expense	17,541	21,618	16,581	15,657

Income before income taxes	9,310	6,070	10,038	9,350
Income tax expense	2,978	1,805	3,382	3,154

Net income	$6,332	$4,265	$6,656	$6,196

Preferred stock dividends	369	368	368	369

Net income applicable to common shareholders	$5,963	$3,897	$6,288	$5,827

Earnings per common share (1):
Basic	$0.44	$0.28	$0.46	$0.43
Diluted	0.43	0.28	0.46	0.42
Market price (NASDAQ: FISI):
High	$19.39	$19.52	$17.66	$17.99
Low	17.61	16.50	15.51	15.22
Close	18.63	18.64	16.88	16.17
Dividends declared	$0.16	$0.14	$0.14	$0.13

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2013 FOURTH QUARTER RESULTS

Net income was $6.4 million for the fourth quarter of 2013 compared with $6.3 million for the fourth quarter of 2012. After preferred dividends, diluted earnings per share was $0.43 for the fourth quarters of 2013 and 2012.

Net interest income totaled $23.4 million for the three months ended December 31, 2013, an increase of $292 thousand or 1% over the fourth quarter of 2012. Average earning assets increased $243.7 million during the fourth quarter 2013 compared to the same quarter last year, the result of a $122.3 million increase in average loans combined with a $121.4 million increase in investment securities.

The net interest margin on a tax-equivalent basis was 3.61% in the fourth quarter of 2013, compared with 3.92% in the fourth quarter of 2012. Our yield on earning-assets decreased 37 basis points in the fourth quarter of 2013 compared with the same quarter last year, a result of cash flows being reinvested in the current low interest rate environment, which includes the impact of our leverage strategy implemented during the first quarter of 2013. The cost of interest-bearing liabilities decreased 7 basis points compared with the fourth quarter of 2012, primarily a result of the continued downward re-pricing of our certificates of deposit.

The provision for loan losses was $2.4 million for the fourth quarter of 2013 compared with $2.5 million for the fourth quarter of 2012. Net charge-offs for the fourth quarter of 2013 were $2.4 million, or 0.52% annualized, of average loans, compared to $2.1 million, or 0.50% annualized, of average loans in the fourth quarter of 2012. See the sections “Allowance for Loan Losses” and “Non-performing Assets and Potential Problem Loans” for additional information on net charge-offs and non-performing loans.

Noninterest income totaled $5.7 million for the fourth quarter of 2013, a 9% decrease over the fourth quarter of 2012. Decreases in net gain on loans held for sale and net gains from the sale of investment securities were partially offset by an increase in other income and lower losses attributed to the sale of other assets when comparing the fourth quarter 2013 compared with the same quarter last year.

Noninterest expense was $17.4 million for the fourth quarter of 2013, a decrease of $155 thousand or 1% from the fourth quarter of 2012. Lower salaries and employee benefits expense, computer and data processing and advertising and promotions expense was partially offset by increases in occupancy and equipment expense and professional services expense when comparing the fourth quarter 2013 compared with the same quarter last year.

Income tax expense was $3.0 million for the fourth quarters of 2013 and 2012, as pre-tax income was essentially unchanged between the periods.

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

INTRODUCTION

Financial Institutions, Inc. is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals and businesses primarily in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank, we offer a wide range of services, including business and consumer loan and depository services, brokerage and investment advisory services, as well as other financial services and traditional banking services.

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

EXECUTIVE OVERVIEW

Industry Overview

In December 2013, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) kept the target range for federal funds rate at 0-25 basis points noting that a highly accommodative stance of monetary policy will remain appropriate after the economy strengthens to support maximum employment and price stability. The FOMC expects to maintain the target federal funds rate at 0-25 basis points for at least as long as the unemployment rate remains above 6.5%, inflation projections are no more than 0.5% above the FOMCs 2% long-run goal and longer-term inflation expectations continue to be well-anchored. The FOMC also announced that due to cumulative progress toward maximum employment and the improvement in the labor market outlook, it will reduce the purchase of agency mortgage-backed securities to $35 billion per month, down from the previous pace of $40 billion per month. The FOMC will also reduce the purchase of longer-term Treasury securities from its previous pace of $45 billion per month to $40 billion per month. These actions are intended to lower longer-term interest rates and support the mortgage and credit markets, among other things.

The actions by the FOMC have compressed net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets. Throughout 2013, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in the current low rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry. It is expected that these challenges will continue until interest rates rise.

Although the expectation for capital spending increased during 2013, it is significantly lower than the pre-recession pace of 2006-2007. Reduced capital spending has resulted in record levels of deposits and tempered small businesses demand for loans. The high level of liquidity from the amount of deposits has exacerbated the pressure on net interest margins in the banking industry, as banks are challenged to deploy the excess liquidity at profitable spreads.

The banking industry continues to be impacted by new legislative and regulatory reform proposals. In July 2013, the Board of Governors of the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (OCC) approved the final U.S. version of the Basel III agreement. Basel III replaces the federal banking agencies’ general risk-based capital rules, includes a narrower definition of capital and requires higher minimum capital levels. Basel III will be effective for us in 2015. In December 2013, the federal banking agencies also adopted final rules implementing a provision of the Dodd-Frank Act known as the Volcker Rule, a complex regulation that prohibits banks from engaging in proprietary trading and investments in certain asset classes. Upon initial issuance, a significant unintended consequence emerged, as banks faced impairments on certain investments that were no longer allowed to be held. While the federal banking agencies issued additional guidance in January 2014 allowing banks to retain certain investments that were originally prohibited by the Volcker Rule, it underscored the complexity of the Rule and the potential ramifications to the industry. A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Supervision and Regulation section included in Part 1, Item 1, of this Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2013 Financial Performance Review

During 2013 we continued to strengthen our balance sheet, as measured by ongoing deposit growth and quality loan growth in commercial and consumer indirect lending. Our deposit and lending growth is the result of our execution on key strategic initiatives over the last few years. We have done all of this while controlling expenses through disciplined expense management.

In 2013, we reported net income of $25.5 million compared to $23.4 million for 2012. This resulted in a 0.91% return on average assets and a 13.00% return on average tangible common equity. Net income available to common shareholders was $24.1 million or $1.75 per diluted share for 2013, compared to $22.0 million or $1.60 per diluted common share for 2012. We declared cash dividends of $0.74 during 2013, an increase of $0.17 per common share or 30% compared to the prior year. In addition, we grew our base of consumer and business customers while our efficiency ratio improved to 58.48% in 2013 from 62.87% in 2012.

Fully-taxable equivalent net interest income was $94.2 million in 2013, an increase of $3.4 million, or 4%, compared with 2012. This reflected the impact of 19% growth in average investment securities and 10% average loan growth, offset by a 31 basis point decline in the net interest margin to 3.64%. The loan growth reflected a 7% increase in average commercial loans, an 18% increase in average home equities and a 13% increase in average automobile loans.

Noninterest income was $24.8 million in 2013, relatively unchanged from the prior year. Service charges on deposits increased $1.3 million and ATM and debit card income increased $382 thousand in 2013, reflecting volume growth resulting from the 2012 branch acquisitions and changes we made in the second quarter of 2013 to our fee waiver process. An increase in sales volume primarily contributed to a $241 thousand increase in investment advisory income in 2013. Mortgage banking income was down $1.4 million due to a reduction in volume, lower gains on sale, and a higher percentage of originations retained on our balance sheet.

Noninterest expense was $69.4 million in 2013, a 3% decrease compared with 2012. Noninterest expense for 2012 included expenses totaling $3.0 million related to the 2012 branch acquisitions and $2.6 million related to the retirement of our former CEO. These expenses were included in salaries and employee benefits ($2.9 million), occupancy and equipment ($56 thousand), professional services ($1.1 million), computer and data processing ($480 thousand), supplies and postage ($395 thousand), advertising and promotions ($56 thousand) and other expense ($591 thousand) for 2012. Excluding these expenses, which we consider to be non-recurring in nature, noninterest expense increased $3.6 million or 5% when comparing 2013 to 2012.

Asset quality related metrics remain strong despite the increase in nonaccrual and non-performing assets in 2013. Nonaccrual loans increased $7.5 million compared to a year ago to $16.6 million. Non-performing assets increased $7.0 million compared to a year ago to $17.1 million, or 0.58% of total assets. The increases primarily reflect the addition of one commercial mortgage loan with a principal balance of $6.9 million at December 31, 2013. The provision for loan losses increased $2.0 million, or 27%, from 2012 as we continue to maintain the allowance for loan losses consistent with the growth in our loan portfolio and trends in asset quality. Net charge-offs increased $1.4 million, or 24%, from the prior year to $7.1 million. Net charge-offs were an annualized 0.40% of average loans in the current year compared to 0.36% in 2012.

The tangible common equity to tangible assets ratio at December 31, 2013, was 6.51%, down 35 basis points from a year ago. Our leverage ratio at year end was 7.63%, down from 7.71% at the end of 2012. The decrease in the tangible common equity to tangible assets and leverage ratios reflect our asset growth outpacing the increase in retained earnings. Our tier 1 and total risk-based capital ratios were 10.82% and 12.08%, respectively, at December 31, 2013, up from 10.73% and 11.98%, respectively, at December 31, 2012.

Branch Consolidations

In October 2013, we closed our Pavilion and North Java branches and transferred customer accounts and employees into nearby branches. These branch consolidations are one component of our long term strategic plan, which provides for the optimal combination of branches and online/mobile banking technologies, supported by highly experienced bankers, to offer customers convenience and high service levels while maintaining an efficient, competitive cost structure. Expenses related to the consolidation of these two branches were not material. In January 2014, we consolidated one of our supermarket branches into a nearby location in Batavia.

Dissolution of Broker-Dealer

During late 2013, our subsidiary, Five Star Investment Services, Inc. (“FSIS”) ceased operations as an active broker-dealer and the securities licenses of advisors associated with FSIS who elected to transfer, as well as their respective client accounts which had previously cleared through a third-party platform, were transferred to the LPL Financial (“LPL”) clearing platform. Following the completion of these transfer activities, FSB began offering investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL. FSB has employees who are LPL registered representatives, located throughout its branch network, offering customers insurance and investment products including stocks, bonds, mutual funds, annuities, and managed accounts through a program called Five Star Investment Services. FSIS withdrew its registration with the Financial Industry Regulatory Authority (“FINRA”) effective December 31, 2013, and is expected to be dissolved in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2012 Branch Acquisitions

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

2014 Expectations

Net interest income is expected to increase moderately in 2014. We anticipate an increase in earning assets as we remained focused on loan growth, which will be partly funded with expected paydowns and liquidity from our securities portfolio. However, those benefits to net interest income are expected to be partially offset by continued downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment, while the opportunity for deposit repricing is limited.

The commercial loan portfolio is expected to grow consistent with our strategic initiatives and continued support of middle market lending. Automobile loan originations remain strong, reflecting the positive impact from our investment in automotive dealer relationships. The home equity portfolio is expected to increase as the lower origination cost to customers and the convenient application process has made these products an increasingly attractive alternative to conventional residential mortgage loans, accordingly we expect run-off to outpace new originations in the residential mortgage portfolio.

We anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, through the use of short-term borrowings as well as the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income is expected to be slightly higher than recent levels, reflecting our continued efforts to increase both account and transaction-based fee income. Management will continue to explore opportunities to increase noninterest income from non-deposit related sources.

Noninterest expense is expected to remain around current levels as we remain committed to diligent expense control during 2014.

We do not expect significant changes in overall asset quality and allowance measurements.

The effective tax rate for 2014 is expected to be lower, primarily reflecting the impacts of tax-exempt income, tax advantaged investments, and the formation of our real estate investment trust in early 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2013 AND DECEMBER 31, 2012

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the years ended December 31, 2013 and 2012 were impacted by the significant items summarized below.

•	Retirement of Former CEO. In August 2012, Peter G. Humphrey our former President and Chief Executive Officer retired. We incurred approximately $2.6 million in pre-tax expense during 2012 related to the retirement of Mr. Humphrey.

•	2012 Branch Acquisitions. During 2012, we completed the acquisition of eight retail bank branch locations in Upstate New York. We incurred approximately $3.0 million in pre-tax expense during 2012 related to the branch acquisitions.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2013	2012	2011
Interest income per consolidated statements of income	$98,931	$97,567	$95,118
Adjustment to fully taxable equivalent basis	2,650	2,284	2,062

Interest income adjusted to a fully taxable equivalent basis	101,581	99,851	97,180
Interest expense per consolidated statement of income	7,337	9,051	13,255

Net interest income on a taxable equivalent basis	$94,244	$90,800	$83,925

2013 Leverage Strategy

During the first quarter of 2013, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities as part of a leverage strategy of approximately $100 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities. While the underlying leverage strategy contributed to a lower net interest margin, it successfully increased net interest income by approximately $1.1 million for the year ended December 31, 2013.

Taxable equivalent net interest income of $94.2 million for 2013 was $3.4 million or 4% higher than 2012. The impact of a decline in average yields on our assets was diminished by a $288.7 million or 13% increase in interest-earning assets. The average balance of loans rose $158.1 million or 10% to $1.75 billion, reflecting growth in most loan categories. Consistent with our strategic plan, we continue to pursue loan development efforts in the commercial and consumer indirect lending portfolios in accordance with prudent underwriting standards.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The increase in taxable equivalent net interest income was a function of a favorable volume variance as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $10.8 million, partially offset by an unfavorable rate variance that decreased taxable equivalent net interest income by $7.4 million. The change in mix and volume of earning assets increased taxable equivalent interest income by $10.8 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $70 thousand, for a net favorable volume impact of $10.8 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $9.0 million, while changes in rates on interest-bearing liabilities lowered interest expense by $1.6 million, for a net unfavorable rate impact of $7.4 million.

The net interest margin for 2013 was 3.64% compared to 3.95% in 2012. As discussed in the industry overview above, the actions by the FOMC have compressed net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets. Throughout 2013, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in the current low rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry. It is expected that these challenges will continue until interest rates rise.

The decrease in net interest margin was attributable to a 3 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The interest rate spread decreased by 28 basis points to 3.57% for the year ended December 31, 2013, as a 42 basis point decrease in the yield on earning assets more than offset the 14 basis point decrease in the cost of interest-bearing liabilities.

For 2013, the yield on average earning assets of 3.93% was 42 basis points lower than 2012. Loan yields decreased 44 basis points to 4.65%. Commercial mortgage and consumer indirect loans in particular, down 45 and 66 basis points, respectively, continued to experience lower yields given the competitive pricing pressures and re-pricing of loans in a low interest rate environment. The yield on investment securities dropped 25 basis points to 2.41%, also impacted by the low interest rate environment, prepayments of mortgage-related investment securities and the previously mentioned 2013 leverage strategy. Overall, earning asset rate changes reduced interest income by $9.0 million.

The average cost of interest-bearing deposits was 0.36% in 2013, 14 basis points lower than 2012, reflecting the low interest rate environment, mitigated by a focus on product pricing to retain balances. The cost of borrowings decreased 9 basis points to 0.39% for 2013. The interest-bearing liability rate changes reduced interest expense by $1.6 million during 2013.

Average interest-earning assets of $2.59 billion in 2013 were $288.7 million or 13% higher than 2012. Average investment securities increased $130.6 million while average loans increased $158.1 million or 10%. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $116.9 million and $45.2 million, respectively, partially offset by a $4.1 million decrease in residential mortgage loans.

Average interest-bearing liabilities of $2.03 billion in 2013 were up $203.0 million or 11% versus 2012. On average, interest-bearing deposits grew $134.5 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $79.1 million. The increase in average deposits reflects the full-year impact of the deposits acquired in the 2012 branch acquisitions. Average borrowings increased $68.6 million, largely due to the incremental borrowings associated with the previously mentioned 2013 leverage strategy.

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

	Years ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$191	$—	0.19%	$113	$—	0.29%	$140	$—	0.20%
Investment securities:
Taxable	601,146	12,541	2.09	525,912	12,202	2.32	545,112	14,185	2.60
Tax-exempt	233,067	7,572	3.25	177,731	6,526	3.67	140,657	5,890	4.19

Total investment securities	834,213	20,113	2.41	703,643	18,728	2.66	685,769	20,075	2.93
Loans:
Commercial business	256,236	11,311	4.41	242,100	11,263	4.65	215,598	10,311	4.78
Commercial mortgage	438,821	21,878	4.99	407,737	22,182	5.44	370,843	21,216	5.72
Residential mortgage	123,277	6,174	5.01	127,363	6,637	5.21	121,742	6,868	5.64
Home equity	304,868	12,446	4.08	257,537	10,984	4.27	216,428	9,572	4.42
Consumer indirect	604,148	26,976	4.47	533,589	27,371	5.13	444,527	26,549	5.97
Other consumer	24,089	2,683	11.14	25,058	2,686	10.72	24,686	2,589	10.49

Total loans	1,751,439	81,468	4.65	1,593,384	81,123	5.09	1,393,824	77,105	5.53

Total interest-earning assets	2,585,843	101,581	3.93	2,297,140	99,851	4.35	2,079,733	97,180	4.67

Less: Allowance for loan losses	26,000			24,305			21,567
Other noninterest-earning assets	243,982			246,423			218,983

Total assets	$2,803,825			$2,519,258			$2,277,149

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$488,047	729	0.15	$423,096	598	0.14	$383,122	614	0.16
Savings and money market	727,737	978	0.13	586,329	998	0.17	451,030	1,056	0.23
Certificates of deposit	621,455	4,893	0.79	693,353	6,866	0.99	712,411	9,764	1.37

Total interest-bearing deposits	1,837,239	6,600	0.36	1,702,778	8,462	0.50	1,546,563	11,434	0.74
Short-term borrowings	190,310	737	0.39	121,735	589	0.48	99,122	500	0.50
Long-term borrowings	—	—	—	—	—	—	15,905	1,321	8.31

Total borrowings	190,310	737	0.39	121,735	589	0.48	115,027	1,821	1.58

Total interest-bearing liabilities	2,027,549	7,337	0.36	1,824,513	9,051	0.50	1,661,590	13,255	0.80

Noninterest-bearing deposits	509,383			430,240			368,268
Other liabilities	14,207			16,506			15,041
Shareholders’ equity	252,686			247,999			232,250

Total liabilities and shareholders’ equity	$2,803,825			$2,519,258			$2,277,149

Net interest income (tax-equivalent)		$94,244			$90,800			$83,925

Interest rate spread			3.57%			3.85%			3.87%

Net earning assets	$558,294			$472,627			$418,143

Net interest margin (tax-equivalent)			3.64%			3.95%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.54%			125.90%			125.17%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2013 to 2012			Change from 2012 to 2011
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and other interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	1,643	(1,304)	339	(487)	(1,496)	(1,983)
Tax-exempt	1,861	(815)	1,046	1,422	(786)	636

Total investment securities	3,504	(2,119)	1,385	935	(2,282)	(1,347)
Loans:
Commercial business	640	(592)	48	1,239	(287)	952
Commercial mortgage	1,624	(1,928)	(304)	2,041	(1,075)	966
Residential mortgage	(209)	(254)	(463)	308	(539)	(231)
Home equity	1,948	(486)	1,462	1,763	(351)	1,412
Consumer indirect	3,383	(3,778)	(395)	4,879	(4,057)	822
Other consumer	(106)	103	(3)	39	58	97

Total loans	7,280	(6,935)	345	10,269	(6,251)	4,018

Total interest income	10,784	(9,054)	1,730	11,204	(8,533)	2,671

Interest expense:
Deposits:
Interest-bearing demand	96	35	131	60	(76)	(16)
Savings and money market	214	(234)	(20)	271	(329)	(58)
Certificates of deposit	(663)	(1,310)	(1,973)	(255)	(2,643)	(2,898)

Total interest-bearing deposits	(353)	(1,509)	(1,862)	76	(3,048)	(2,972)
Short-term borrowings	283	(135)	148	110	(21)	89
Long-term borrowings	—	—	—	(660)	(661)	(1,321)

Total borrowings	283	(135)	148	(550)	(682)	(1,232)

Total interest expense	(70)	(1,644)	(1,714)	(474)	(3,730)	(4,204)

Net interest income	$10,854	$(7,410)	$3,444	$11,678	$(4,803)	$6,875

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $9.1 million for the year ended December 31, 2013 compared with $7.1 million for 2012. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2013	2012	2011
Service charges on deposits	$9,948	8,627	8,679
ATM and debit card	5,098	4,716	4,359
Investment advisory	2,345	2,104	1,829
Company owned life insurance	1,706	1,751	1,424
Loan servicing	570	617	835
Net gain on sale of loans held for sale	117	1,421	880
Net gain on disposal of investment securities	1,226	2,651	3,003
Impairment charges on investment securities	—	(91)	(18)
Net (loss) gain on sale and disposal of other assets	(103)	(381)	67
Other	3,926	3,362	2,867

Total noninterest income	$24,833	24,777	23,925

Service charges on deposits were $9.9 million for 2013, an increase of $1.3 million or 15%, compared to 2012. ATM and debit card income was $5.1 million for 2013, an increase of $382 thousand or 8%, compared to 2012. These increases reflect volume related growth in fees resulting from the 2012 branch acquisitions coupled with the second quarter 2013 retail checking account repositioning that involved simplifying the suite of products offered to customers and modifications to the fee structure for our accounts. Our fee waiver process was also reevaluated, which resulted in a reduction in the number of fee waivers and an increase in service charges.

Management continues to focus on diversifying its sources of revenue to further reduce our reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Investment advisory income was $2.3 million for 2013, up $240 thousand or 11%, compared to 2012, as fees and commissions fluctuate with sales volume, which increased during 2013 as a result of favorable market conditions and new business opportunities.

Loan servicing income represents fees earned primarily for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income was $570 thousand in 2013, down $47 thousand or 8%, compared to 2012. The decrease was a result of more rapid amortization of servicing rights due to loans paying off and lower fees collected due to a decrease in the sold and serviced portfolio partially offset by adjustments to the valuation allowance for capitalized mortgage servicing assets.

Gains from the sale of loans held for sale decreased $1.3 million in 2013 compared to 2012. The decrease was primarily due to a reduction in origination volume and margins resulting from higher interest rates in addition to a higher percentage of originations held on the balance sheet.

Net gains from the sales of investment securities were $1.2 million for the year ended December 31, 2013, compared to $2.7 million for the year ended December 31, 2012. During 2013, we recognized gains totaling $1.2 million from the sale of four pooled trust-preferred securities. Net gains for 2012 included $2.6 million from the sale of five pooled trust-preferred securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $564 thousand or 17% for the year ended December 31, 2013, compared to 2012. Merchant services income, rental income and income from our investment in several limited partnerships comprised the majority of the year-over-year increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2013	2012	2011
Salaries and employee benefits	$37,828	40,127	35,743
Occupancy and equipment	12,366	11,419	10,868
Professional services	3,836	4,133	2,617
Computer and data processing	2,848	3,271	2,437
Supplies and postage	2,342	2,497	1,778
FDIC assessments	1,464	1,300	1,513
Advertising and promotions	896	929	1,259
Loss on extinguishment of debt	—	—	1,083
Other	7,861	7,721	6,496

Total noninterest expense	$69,441	71,397	63,794

Salaries and employee benefits decreased $2.3 million or 6% when comparing 2013 to 2012. Included in salaries and employee benefits for the year ended December 31, 2012 are pre-tax costs of approximately $2.9 million that were incurred in association with the 2012 branch acquisitions and retirement of our former CEO. After adjusting for these expenses, the increase in salaries and employee benefits for 2013 when compared to the prior year is primarily attributable to annual merit increases. The number of full time equivalent employees decreased to 608 at December 31, 2013 from 628 at December 31, 2012.

Occupancy and equipment increased by $947 thousand or 8% when comparing 2013 to 2012. The increase was primarily related to the growth in the branch network related to the branch acquisitions combined with increased snow removal costs.

Professional services expense of $3.8 million in 2013 decreased $297 thousand or 7% from 2012. Excluding the expenses related to the 2012 branch acquisitions, the increase in professional fees was due in part to executive management transitions and other corporate governance initiatives.

Computer and data processing and supplies and postage expense decreased, collectively, by $578 thousand when comparing 2013 to 2012. Excluding the expenses related to the 2012 branch acquisitions, the increase was primarily due to higher printing costs resulting from the previously mentioned retail checking account repositioning.

FDIC assessments increased $164 thousand or 13% for the year ended December 31, 2013, compared to 2012. The increased assessments are a direct result of the growth in our balance sheet.

The efficiency ratio for the year ended December 31, 2013 was 58.48% compared with 62.87% for 2012. The 2012 efficiency ratio was elevated as a result of the aforementioned expenses associated with our 2012 branch acquisitions and the retirement of our former CEO. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Income Taxes

We recognized income tax expense of $12.4 million for 2013 compared to $11.3 million for 2012. The higher tax provision was primarily attributable to a $3.1 million increase in in pre-tax income when comparing 2013 to 2012. Our effective tax rate was 32.7% for 2013 compared to 32.6% for 2012. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2012 AND DECEMBER 31, 2011

Net Interest Income and Net Interest Margin

Net interest income was $88.5 million in 2012, compared to $81.9 million in 2011. The taxable equivalent adjustments of $2.3 million and $2.0 million for 2012 and 2011, respectively, resulted in fully taxable equivalent net interest income of $90.8 million in 2012 and $83.9 million in 2011.

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

The net interest margin for 2012 was 3.95% compared to 4.04% in 2011. The decrease in net interest margin was attributable to a 7 basis point lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The interest rate spread decreased by 2 basis points to 3.85% for the year ended December 31, 2012, as a 32 basis point decrease in the yield on earning assets more than offset the 30 basis point decrease in the cost of interest-bearing liabilities. The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2011 and 2012.

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

The cost of average interest-bearing liabilities of 0.50% in 2012 was 30 basis points lower than 2011. The average cost of interest-bearing deposits was 0.50% in 2012, 24 basis points lower than 2011, reflecting the sustained low-rate environment. The cost of borrowings decreased 110 basis points to 0.48% for 2012, primarily a result of the redemption of our 10.20% junior subordinated debentures during the third quarter of 2011. The interest-bearing liability rate changes reduced interest expense by $3.7 million during 2012.

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

Average interest-bearing liabilities of $1.825 billion in 2012 were up $162.9 million or 10% versus 2011. On average, interest-bearing deposits grew $156.2 million, while average noninterest-bearing demand deposits increased by $62.0 million. Average borrowings increased $6.7 million, representing a $22.6 million increase and $15.9 million decrease in short-term and long-term borrowings, respectively.

Provision for Loan Losses

The provision for loan losses was $7.1 million for the year ended December 31, 2012 compared with $7.8 million for 2011.

Noninterest Income

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

ATM and debit card income was $4.7 million for 2012, an increase of $357 thousand or 8%, compared to 2011. The increased popularity of electronic banking and transaction processing resulted in higher ATM and debit card point-of-sale usage income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment advisory income was up $275 thousand or 15%, compared to 2011. Investment advisory income fluctuates mainly due to sales volume, which continued to increase during 2012 as a result of improving market and economic conditions and our renewed focus on this line of business.

The full-year impact of an additional $18.0 million of company owned life insurance purchased during the third quarter of 2011 was largely responsible for the $327 thousand increase in company owned life insurance income for 2012.

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

Noninterest Expense

Salaries and employee benefits was $40.1 million for 2012, up $4.4 million or 12% from 2011. As discussed earlier, salaries and employee benefits for 2012 included pre-tax costs of approximately $2.6 million that were incurred in association with the retirement of our former CEO. After adjusting for these expenses, the increase in salaries and employee benefits for 2012 when compared to the prior year is attributable to higher pension costs along with increased staffing levels. Full time equivalent employees increased by 9% to 628 at December 31, 2012 from 575 at December 31, 2011, primarily due to the branch acquisitions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2013, we had total assets of $2.93 billion, an increase of 6% from $2.76 billion as of December 31, 2012, largely attributable to our continued loan growth. Net loans were $1.81 billion as of December 31, 2013, up $125.9 million, or 8%, when compared to $1.68 billion as of December 31, 2012. The increase in net loans was primarily attributed to the continued expansion of the indirect lending program and commercial business development efforts. Non-performing assets totaled $17.1 million as of December 31, 2013, up $7.0 million from a year ago. Total deposits amounted to $2.32 billion as of December 31, 2013, up $58.3 million or 3%, compared to December 31, 2012. As of December 31, 2013, borrowed funds totaled $337.0 million, compared to $179.8 million as of December 31, 2012. Book value per common share was $17.17 and $17.15 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 our total shareholders’ equity was $254.8 million compared to $253.9 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of the available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$135,840	$134,452	$128,097	$131,695	$94,947	$97,712
State and political subdivisions	—	—	188,997	195,210	119,099	124,424
Mortgage-backed securities:
Agency mortgage-backed securities	482,308	473,082	479,913	494,770	390,375	401,596
Non-Agency mortgage-backed securities	—	1,467	73	1,098	327	2,089
Asset-backed securities	18	399	121	1,023	297	1,697

Total available for sale securities	618,166	609,400	797,201	823,796	605,045	627,518
Securities held to maturity:
State and political subdivisions	249,785	250,657	17,905	18,478	23,297	23,964

Total investment securities	$867,951	$860,057	$815,106	$842,274	$628,342	$651,482

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

During the third quarter of 2013, we transferred $227.3 million of available for sale state and municipal debt securities to the held to maturity category, reflecting our intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $78 thousand of net unrealized holding gains that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The available for sale (“AFS”) investment securities portfolio decreased $214.4 million or 26%, from $823.8 million at December 31, 2012 to $609.4 million at December 31, 2013. The decrease was largely attributable to the transfer of available for sale state and municipal debt securities to the held to maturity category during the third quarter of 2013, combined with scheduled principal paydowns on amortizing securities and a change in the net unrealized gain/loss on the AFS portfolio.

The AFS portfolio had net unrealized losses totaling $8.8 million at December 31, 2013 compared to net unrealized gains of $26.6 million at December 31, 2012. The unrealized loss on the AFS portfolio was predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change. The transfer of securities from available for sale to held to maturity is expected to reduce the fair value fluctuations in the available for sale portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As previously discussed, we utilized the proceeds from short-term FHLB advances to purchase high-quality investment securities as part of our leverage strategy of approximately $100 million implemented during the first quarter of 2013. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

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

As of December 31, 2013, management does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2013, there were 18 securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $2.8 million. Of these, three were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $2.7 million and unrealized losses of $14 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2013.

State and Political Subdivisions. As of December 31, 2013, the state and political subdivisions (“municipals”) portfolio totaled $249.8 million, all of which was classified as held to maturity. As of that date, each of the 234 municipals in an unrealized loss position had been in an unrealized loss position for less than 12 months. Those securities had an aggregate fair value of $72.3 million and unrealized losses totaling $468 thousand.

Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2013, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2013, there were 79 securities in the Agency MBS portfolio that were in an unrealized loss position. Of these, 11 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $48.2 million and unrealized losses of $2.8 million. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2013 on such MBS to be credit related or other-than-temporary. As of December 31, 2013, we did not intend to sell any of Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in two privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gains of $1.5 million as of December 31, 2013. As of that date, each of the two non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Asset-backed Securities (“ABS”). As of December 31, 2013, the fair value of our ABS portfolio totaled $399 thousand and consisted of positions in two securities, one of which is a pooled trust preferred security (“TPS”) issued by a U.S. financial institution and backed by preferred debt issued by dozens of companies, primarily banks. As a result of some issuers defaulting and others electing to defer interest payments, we considered the TPS to be non-performing and stopped accruing interest on these investments during 2009. As of December 31, 2013, each of the securities in the ABS portfolio was rated below investment grade. None of these securities were in an unrealized loss position.

During 2013, we recognized gains totaling $1.2 million from the sale of four TPS. The four securities had a fair value of $550 thousand at December 31, 2012. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2013, our ownership of FHLB and FRB stock totaled $15.8 million and $3.9 million, respectively and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $1.83 billion at December 31, 2013, an increase of $127.9 million or 8% from December 31, 2012. Commercial loans increased $63.1 million or 9% and represented 40.1% of total loans at the end of 2013. Residential mortgage loans were $113.0 million, down $20.5 million or 15% and represented 6.2% of total loans at December 31, 2013, while consumer loans increased $85.3 million to represent 53.7% of total loans at December 31, 2013 compared to 52.8% at December 31, 2012. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$265,766	14.5%	$258,675	15.2%	$233,836	15.7%	$211,031	15.7%	$206,383	16.3%
Commercial mortgage	469,284	25.6	413,324	24.2	393,244	26.5	352,930	26.2	330,748	26.2

Total commercial	735,050	40.1	671,999	39.4	627,080	42.2	563,961	41.9	537,131	42.5
Residential mortgage	113,045	6.2	133,520	7.8	113,911	7.7	129,580	9.6	144,215	11.4
Home equity	326,086	17.8	286,649	16.8	231,766	15.6	208,327	15.5	200,684	15.9
Consumer indirect	636,368	34.7	586,794	34.4	487,713	32.9	418,016	31.1	352,611	27.9
Other consumer	23,070	1.2	26,764	1.6	24,306	1.6	26,106	1.9	29,365	2.3

Total consumer	985,524	53.7	900,207	52.8	743,785	50.1	652,449	48.5	582,660	46.1

Total loans	1,833,619	100.0%	1,705,726	100.0%	1,484,776	100.0%	1,345,990	100.0%	1,264,006	100.0%
Allowance for loan losses	26,736		24,714		23,260		20,466		20,741

Total loans, net	$1,806,883		$1,681,012		$1,461,516		$1,325,524		$1,243,265

As of December 31, 2013 and 2012, the residential mortgage portfolio included $19.3 million and $28.2 million, respectively, of loans acquired with the 2012 branch acquisitions and $93.7 million and $105.3 million of organic loans, respectively. The decrease in organic residential mortgage loans from $113.9 million to $105.3 million to $93.7 million for the periods ending December 31, 2011, 2012 and 2013, respectively, and the increase in consumer indirect loans from $487.7 million to $586.8 million to $636.4 million for the same periods reflects a strategic shift to increase our consumer indirect loan portfolio, while placing less emphasis on expanding our residential mortgage loan portfolio, coupled with our practice of selling the majority of our fixed-rate residential mortgages in the secondary market with servicing rights retained.

Commercial loans increased during 2013 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral.

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2013, the principal balance of such loans (included in commercial loans) was $56.3 million and the guaranteed portion amounted to $38.5 million. Most of these loans were guaranteed by the SBA.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial business loans were $265.8 million at the end of 2013, up $7.1 million or 3% since the end of 2012, and comprised 14.5% of total loans outstanding at December 31, 2013. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. Within the commercial business classification, loans to finance agricultural production totaled approximately 8% of commercial business loans as of December 31, 2013. As of December 31, 2013, commercial business SBA loans accounted for a total of $35.5 million or 13% of our commercial business loan portfolio.

Commercial mortgage loans totaled $469.3 million at December 31, 2013, up $56.0 million or 14% from December 31, 2012, and comprised 25.6% of total loans, compared to 24.2% at December 31, 2012. Commercial mortgage includes both owner occupied and non-owner occupied commercial real estate loans. Approximately 44% and 46% of the commercial mortgage portfolio at December 31, 2013 and 2012, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2013, commercial mortgage SBA loans accounted for a total of $16.2 million or 3% of our commercial mortgage loan portfolio.

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

Residential mortgage loans totaled $113.0 million at the end of 2013, down $20.5 million or 15% from the end of the prior year and comprised 6.2% of total loans outstanding at December 31, 2013 and 7.8% at December 31, 2012. Residential mortgage loans include conventional first lien home mortgages and we generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, the majority of our fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

Consumer loans totaled $985.5 million at December 31, 2013, up $85.3 million or 10% compared to 2012, and represented 53.7% of the 2013 year-end loan portfolio versus 52.8% at year-end 2012. Loans in this classification include indirect consumer, home equity and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Consumer indirect loans amounted to $636.4 million at December 31, 2013 up $49.6 million or 8% compared to 2012, and represented 34.7% of the 2013 year-end loan portfolio versus 34.4% at year-end 2012. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2013, we originated $306.4 million in indirect loans with a mix of approximately 47% new auto and 53% used vehicles. This compares with $324.6 million in indirect loans with a mix of approximately 49% new auto and 51% used vehicles for the same period in 2012. The decrease in loans for new autos reflects changes in market conditions in 2013. We do business with over 400 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern Pennsylvania.

Home equity consists of home equity lines as well as home equity loans. Home equities amounted to $326.1 million at December 31, 2013 up $39.4 million or 14% compared to 2012, and represented 17.8% of the 2013 year-end loan portfolio versus 16.8% at year-end 2012. The portfolio had a weighted average LTV at origination of approximately 55% and 54% at December 31, 2013 and 2012, respectively. Approximately 76% and 69% f the loans in the home equity portfolio were first lien positions at December 31, 2013 and 2012, respectively. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans.

Our underwriting guidelines for home equity products includes a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 758 in both 2013 and 2012.

Other consumer loans totaled $23.1 million at December 31, 2013, down $3.7 million or 14% compared to 2012, and represented 1.2% of the 2013 year-end loan portfolio versus 1.6% at year-end 2012. Other consumer loans consists of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $3.4 million and $1.5 million as of December 31, 2013 and 2012, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $237.9 million and $273.3 million as of December 31, 2013 and 2012, respectively.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis Year Ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses, beginning of year	$24,714	$23,260	$20,466	$20,741	$18,749
Charge-offs:
Commercial business	1,070	729	1,346	3,426	2,360
Commercial mortgage	553	745	751	263	355
Residential mortgage	411	326	152	290	225
Home equity	391	305	449	259	195
Consumer indirect	8,125	6,589	4,713	4,669	3,637
Other consumer	928	874	877	909	1,058

Total charge-offs	11,478	9,568	8,288	9,816	7,830
Recoveries:
Commercial business	349	336	401	326	428
Commercial mortgage	319	261	245	501	150
Residential mortgage	54	130	90	21	12
Home equity	157	44	44	36	20
Consumer indirect	3,161	2,769	2,066	1,485	1,030
Other consumer	381	354	456	485	480

Total recoveries	4,421	3,894	3,302	2,854	2,120

Net charge-offs	7,057	5,674	4,986	6,962	5,710
Provision for loan losses	9,079	7,128	7,780	6,687	7,702

Allowance for loan losses, end of year	$26,736	$24,714	$23,260	$20,466	$20,741

Net charge-offs to average loans	0.40%	0.36%	0.36%	0.54%	0.47%
Allowance to end of period loans	1.46%	1.45%	1.57%	1.52%	1.64%
Allowance to end of period non-performing loans	161%	271%	329%	270%	239%

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

	Allowance for Loan Losses by Loan Category At December 31,
	2013		2012		2011		2010		2009
	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans
Commercial business	$4,273	14.5%	$4,884	15.2%	$4,036	15.7%	$3,712	15.7%	$4,407	16.3%
Commercial mortgage	7,743	25.6	6,581	24.2	6,418	26.5	6,431	26.2	6,638	26.2
Residential mortgage	676	6.2	740	7.8	858	7.7	1,013	9.6	1,251	11.4
Home equity	1,367	17.8	1,282	16.8	1,242	15.6	972	15.5	1,043	15.9
Consumer indirect	12,230	34.7	10,715	34.4	10,189	32.9	7,754	31.1	6,837	27.9
Other consumer	447	1.2	512	1.6	517	1.6	584	1.9	565	2.3

Total	$26,736	100.0%	$24,714	100.0%	$23,260	100.0%	$20,466	100.0%	$20,741	100.0%

Management believes that the allowance for loan losses at December 31, 2013 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets At December 31,
	2013	2012	2011	2010	2009
Non-accruing loans:
Commercial business	$3,474	$3,413	$1,259	$947	$650
Commercial mortgage	9,663	1,799	2,928	3,100	2,288
Residential mortgage	1,078	2,040	1,644	2,102	2,376
Home equity	925	939	682	875	880
Consumer indirect	1,471	891	558	514	621
Other consumer	5	25	—	41	7

Total non-accruing loans	16,616	9,107	7,071	7,579	6,822
Restructured accruing loans	—	—	—	—	—
Accruing loans contractually past due over 90 days	6	18	5	3	1,859

Total non-performing loans	16,622	9,125	7,076	7,582	8,681
Foreclosed assets	333	184	475	741	746
Non-performing investment securities	128	753	1,636	572	1,015

Total non-performing assets	$17,083	$10,062	$9,187	$8,895	$10,442

Non-performing loans to total loans	0.91%	0.53%	0.48%	0.56%	0.69%
Non-performing assets to total assets	0.58%	0.36%	0.39%	0.40%	0.51%

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2013 were $17.1 million, an increase of $7.0 million from the $10.1 million balance at December 31, 2012. The primary component of non-performing assets is non-performing loans, which were $16.6 million or 0.91% of total loans at December 31, 2013, an increase of $7.5 million from $9.1 million or 0.53% of total loans at December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Approximately $10.7 million, or 64%, of the $16.6 million in non-performing loans as of December 31, 2013 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. For non-accruing loans outstanding as of December 31, 2013, the amount of interest income forgone totaled $531 thousand. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $8.9 million at December 31, 2013. We had no TDRs that were accruing interest as of December 31, 2013. The increase in non-performing loans and TDRs was primarily due to a single commercial mortgage loan with a principal balance of $6.9 million at December 31, 2013. This loan was modified as a troubled debt restructuring and placed on nonaccrual status during the fourth quarter 2013. The Company had internally downgraded the loan to substandard status from special mention during the third quarter 2013. The loan, which is secured by income property and guaranteed by the owners, was current per the terms of the restructured loan agreement as of December 31, 2013.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $333 thousand at December 31, 2013 and five properties totaling $184 thousand at December 31, 2012.

Non-performing investment securities for which we have stopped accruing interest were $128 thousand at December 31, 2013, compared to $753 thousand at December 31, 2012. Non-performing investment securities are included in non-performing assets at fair value and are comprised of pooled trust preferred securities. There have been no securities transferred to non-performing status since the first quarter of 2009. During 2013, we recognized gains totaling $1.2 million from the sale of four TPS. The four securities had a fair value of $550 thousand at December 31, 2012. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $9.7 million and $13.8 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2013 and 2012, respectively. The decrease in potential problem loans relates primarily to a $3.4 million credit relationship which migrated to non-performing during the first quarter of 2013.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$535,472	23.1%	$501,514	22.2%	$393,421	20.3%
Interest-bearing demand	470,733	20.3	449,744	19.9	362,555	18.8
Savings and money market	717,928	30.9	655,598	28.9	474,947	24.6
Certificates of deposit < $100,000	369,915	16.0	432,506	19.2	486,496	25.2
Certificates of deposit of $100,000 or more	226,008	9.7	222,432	9.8	214,180	11.1

Total deposits	$2,320,056	100.0%	$2,261,794	100.0%	$1,931,599	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2013, total deposits were $2.32 billion, representing an increase of $58.3 million for the year. Public deposit balances increased $79.2 million during 2013 due largely to the seasonality of municipal cash flows and successful business development efforts in our newly acquired branches. Time deposits were approximately 26% and 29% of total deposits at December 31, 2013 and 2012, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.79 billion and $1.81 billion at December 31, 2013 and 2012, respectively, and represented 77% and 80% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 28% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $533.5 million and $454.2 million at December 31, 2013 and 2012, respectively, and represented 23% and 20% of total deposits as of the end of each period, respectively.

We had no traditional brokered deposits at December 31, 2013 or 2012; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $61.3 million and $56.4 million, respectively, at December 31, 2013.

Borrowings

There were no long-term borrowings outstanding as of December 31, 2013 and 2012. Outstanding short-term borrowings are summarized as follows as of December 31 (in thousands):

	2013	2012
Short-term borrowings:
Repurchase agreements	$39,042	$40,806
Short-term FHLB borrowings	298,000	139,000

Total short-term borrowings	$337,042	$179,806

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $12 million of immediate credit capacity with the FHLB as of December 31, 2013. We had approximately $480 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at December 31, 2013. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2013. Additionally, we had approximately $61 million of unencumbered liquid securities available for pledging.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances.

As previously discussed, during the first quarter of 2013 we leveraged our balance sheet through the execution of short-term FHLB advances in order to acquire investment securities to take advantage of the positive interest rate spread and increase net interest income.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2013	2012	2011
Year-end balance	$337,042	$179,806	$150,698
Year-end weighted average interest rate	0.38%	0.54%	0.39%
Maximum outstanding at any month-end	$337,042	$229,598	$188,355
Average balance during the year	$190,310	$121,735	$99,122
Average interest rate for the year	0.39%	0.48%	0.50%

There were no long-term borrowings outstanding at December 31, 2013 and 2012. In August 2011, we redeemed all of our 10.20% junior subordinated debentures at a redemption price equaling 105.1% of the principal amount redeemed, plus all accrued and unpaid interest. As a result of the redemption, we recognized a loss on extinguishment of debt of $1.1 million, consisting of the redemption premium of $852 thousand and the write-off of the remaining unamortized issuance costs of $231 thousand.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ Equity

Total shareholders’ equity was $254.8 million at December 31, 2013, an increase of $942 thousand from $253.9 million at December 31, 2012. Net income for the year increased shareholders’ equity by $25.5 million, which was partially offset by common and preferred stock dividends declared of $11.6 million. Accumulated other comprehensive income included in shareholders’ equity decreased $13.4 million during the year due primarily to higher net unrealized losses on securities available for sale. For detailed information on shareholders’ equity, see Note 12, Shareholders’ Equity, of the notes to consolidated financial statements.

FII and the Bank are subject to various regulatory capital requirements. At December 31, 2013, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 11, Regulatory Matters, of the notes to consolidated financial statements.

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill totaled $48.5 million as of December 31, 2013 and 2012. We performed a qualitative assessment of goodwill at the reporting unit level, the Bank, to determine if it was more likely than not that the fair value of the reporting unit is less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. The results of the qualitative assessment for 2013 indicated that it was not more likely than not that the fair value of the reporting unit is less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2013.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	2013	2012
Goodwill, beginning of year	$48,536	$37,369
Branch acquisitions	—	11,167
Impairment	—	—

Goodwill, end of year	$48,536	$48,536

Declines in the market value of our publicly traded stock price or declines in our ability to generate future cash flows may increase the potential that goodwill recorded on our consolidated statements of financial condition be designated as impaired and that we may incur a goodwill write-down in the future.

Our other intangible assets consisted entirely of a core deposit intangible asset. Changes in the accumulated amortization and net book value were as follows (in thousands):

	2013	2012
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(576)	(189)

Net book value	$1,466	$1,853

Amortization during the year	$387	$189

There were no core deposit intangible assets or amortization expense for the year ended December 31, 2011.

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

Our cash and cash equivalents were $59.7 million as of December 31, 2013, down $744 thousand from $60.4 million as of December 31, 2012. Our net cash provided by operating activities totaled $37.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $242.2 million, which included outflows of $131.9 million for net loan originations and $107.3 million from net investment securities transactions. Net cash provided by financing activities of $204.3 million was attributed to a $58.3 million increase in deposits and a $157.2 million increase in short-term borrowings, partly offset by $11.2 million in dividend payments.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2013
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Certificates of deposit (1)	$448,997	$100,861	$46,045	$20	$595,923
Supplemental executive retirement plans	197	618	618	1,093	2,526

Off-Balance sheet:
Limited partnership investments (2)	$356	$713	$356	$—	$1,425
Commitments to extend credit (3)	431,236	—	—	—	431,236
Standby letters of credit (3)	5,498	3,091	29	—	8,618
Operating leases	1,440	2,654	1,504	3,796	9,394

(1)	Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $67.9 million in three months or less; $32.3 million between three months and six months; $79.6 million between six months and one year; and $46.2 million over one year.
(2)	We have committed to capital investments in several limited partnerships of up to $6.0 million, of which we have contributed $4.6 million as of December 31, 2013, including $121 thousand during 2013.
(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments as of December 31, 2013, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 10, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2013. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. We have stopped accruing interest on our asset-backed securities. No tax-equivalent adjustments were made to the weighted average yields (in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$23,996	0.07%	$27,185	2.16%	$74,177	1.74%	$10,482	0.89%	$135,840	1.46%
Mortgage-backed securities	209	3.16	978	3.59	164,187	1.95	316,934	2.35	482,308	2.22
Asset-backed securities	—	—	—	—	—	—	18	—	18	—

	24,205	0.10	28,163	2.21	238,364	1.88	327,434	2.30	618,166	2.05

Held to maturity debt securities:
State and political subdivisions	25,289	1.46	109,911	1.55	114,543	2.25	42	5.54	249,785	1.86

	$49,494	0.79%	$138,074	1.69%	$352,907	2.00%	$327,476	2.30%	$867,951	2.00%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2013. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$143,899	$99,208	$22,659	$265,766
Commercial mortgage	154,586	220,073	94,625	469,284
Residential mortgage	19,426	48,468	45,151	113,045
Home equity	57,727	150,071	118,288	326,086
Consumer indirect	252,946	375,198	8,224	636,368
Other consumer	9,991	11,537	1,542	23,070

Total loans	$638,575	$904,555	$290,489	$1,833,619

Loans maturing after one year:
With a predetermined interest rate		$661,458	$149,218	$810,676
With a floating or adjustable rate		243,097	141,271	384,368

Total loans maturing after one year		$904,555	$290,489	$1,195,044

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The guidelines require a minimum Tier 1 leverage ratio of 4.00%, a minimum Tier 1 capital ratio of 4.00% and a minimum total risk-based capital ratio of 8.00%. The following table reflects the ratios and their components as of December 31 (in thousands):

	2013	2012
Total shareholders’ equity	$254,839	$253,897
Less: Unrealized (loss) gain on securities available for sale, net of tax	(5,293)	16,060
Net unrecognized gain on available for sale securities transferred to held to maturity, net of tax	(44)	—
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(4,850)	(12,807)
Disallowed goodwill and other intangible assets	50,002	50,389

Tier 1 capital	$215,024	$200,255

Adjusted average total assets (for leverage capital purposes)	$2,816,491	$2,596,122

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.63%	7.71%
Total Tier 1 capital	$215,024	$200,255
Plus: Qualifying allowance for loan losses	24,854	23,355

Total risk-based capital	$239,878	$223,610

Net risk-weighted assets	$1,986,473	$1,867,032

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.82%	10.73%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.08%	11.98%

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, in the notes to consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management

The principal objective of our interest rate risk management is to evaluate the interest rate risk inherent in assets and liabilities, determine the appropriate level of risk to us given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the guidelines approved by our Board of Directors. Management is responsible for reviewing with the Board of Directors our activities and strategies, the effect of those strategies on the net interest income, the fair value of the portfolio and the effect that changes in interest rates will have on the portfolio and exposure limits. Management has developed an Asset-Liability Management and Investment Policy that meets the strategic objectives and regularly reviews the activities of the Bank.

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 22% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 25% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 16% of assets with durations averaging three to five years.

Our liabilities are made up primarily of deposits, which account for 87% of total liabilities. Of these deposits, the majority, or 54%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products make up 23% of total deposits. The bank also has a significant amount of public deposits, which represented 23% of total deposits as of December 31, 2013.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2013, we are generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2014 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(1,764)	$698	$1,939	$1,251
% Change	(1.88)%	0.74%	2.06%	1.33%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2013 and 2012. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2013 and 2012. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2013			December 31, 2012
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	466,008			392,732
- 100 Basis Points	$476,323	$10,315	2.21%	$420,472	$27,740	7.06%
+ 100 Basis Points	452,155	(13,853)	(2.97)	396,416	3,684	0.94
+ 200 Basis Points	435,424	(30,584)	(6.56)	392,904	172	0.04

The Pre-Shock Scenario EVE was $466.0 million at December 31, 2013, compared to $392.7 million at December 31, 2012. The increase in the Pre-Shock Scenario EVE at December 31, 2013, compared to December 31, 2012 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $392.9 million at December 31, 2012 to $435.4 million at December 31, 2013, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from 0.04% at December 31, 2012 to (6.56)% at December 31, 2013. The increase in sensitivity resulted from a reduced benefit in the valuation of non-maturity deposits and greater sensitivity for investment securities in the +200 basis point Rate Shock Scenario EVE as of December 31, 2013, compared to December 31, 2012.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2013. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2013
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Federal funds sold and interest-earning deposits in other banks	$—	$94	$—	$—	$94
Investment securities	71,302	133,987	387,246	275,416	867,951
Loans	553,634	327,257	791,637	164,472	1,837,000

Total interest-earning assets	$624,936	$461,338	$1,178,883	$439,888	2,705,045

Cash and due from banks					59,598
Other assets (1)					163,993

Total assets					$2,928,636

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,188,661	$—	$—	$—	$1,188,661
Certificates of deposit	145,654	303,344	146,905	20	595,923
Borrowings	310,142	26,900	—	—	337,042

Total interest-bearing liabilities	$1,644,457	$330,244	$146,905	$20	2,121,626

Noninterest-bearing deposits					535,472
Other liabilities					16,699

Total liabilities					2,673,797
Shareholders’ equity					254,839

Total liabilities and shareholders’ equity					$2,928,636

Interest sensitivity gap	$(1,019,521)	$131,094	$1,031,978	$439,868	$583,419

Cumulative gap	$(1,019,521)	$(888,427)	$143,551	$583,419

Cumulative gap ratio (2)	38.0%	55.0%	106.8%	127.5%
Cumulative gap as a percentage of total assets	(34.8)%	(30.3)%	4.9%	19.9%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2013. That report appears herein.

/s/ Martin K. Birmingham	/s/ Kevin B. Klotzbach
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 12, 2014	March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Financial Institutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

March 12, 2014

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$59,598	$60,342
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	59,692	60,436
Securities available for sale, at fair value	609,400	823,796
Securities held to maturity, at amortized cost (fair value of $250,657 and $18,478, respectively)	249,785	17,905
Loans held for sale	3,381	1,518
Loans (net of allowance for loan losses of $26,736 and $24,714, respectively)	1,806,883	1,681,012
Company owned life insurance	49,171	47,386
Premises and equipment, net	36,009	36,618
Goodwill and other intangible assets, net	50,002	50,389
Other assets	64,313	44,805

Total assets	$2,928,636	$2,763,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$535,472	$501,514
Interest-bearing demand	470,733	449,744
Savings and money market	717,928	655,598
Certificates of deposit	595,923	654,938

Total deposits	2,320,056	2,261,794
Short-term borrowings	337,042	179,806
Other liabilities	16,699	68,368

Total liabilities	2,673,797	2,509,968

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,496 and 1,499 shares issued, respectively	149	150
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized; 171,927 and 173,210 shares issued, respectively	17,193	17,321

Total preferred equity	17,342	17,471
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,574	67,710
Retained earnings	186,137	172,244
Accumulated other comprehensive (loss) income	(10,187)	3,253
Treasury stock, at cost — 332,242 and 373,888 shares, respectively	(6,169)	(6,923)

Total shareholders’ equity	254,839	253,897

Total liabilities and shareholders’ equity	$2,928,636	$2,763,865

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$81,468	$81,123	$77,105
Interest and dividends on investment securities	17,463	16,444	18,013

Total interest income	98,931	97,567	95,118

Interest expense:
Deposits	6,600	8,462	11,434
Short-term borrowings	737	589	500
Long-term borrowings	—	—	1,321

Total interest expense	7,337	9,051	13,255

Net interest income	91,594	88,516	81,863
Provision for loan losses	9,079	7,128	7,780

Net interest income after provision for loan losses	82,515	81,388	74,083

Noninterest income:
Service charges on deposits	9,948	8,627	8,679
ATM and debit card	5,098	4,716	4,359
Investment advisory	2,345	2,104	1,829
Company owned life insurance	1,706	1,751	1,424
Loan servicing	570	617	835
Net gain on sale of loans held for sale	117	1,421	880
Net gain on disposal of investment securities	1,226	2,651	3,003
Impairment charges on investment securities	—	(91)	(18)
Net (loss) gain on sale and disposal of other assets	(103)	(381)	67
Other	3,926	3,362	2,867

Total noninterest income	24,833	24,777	23,925

Noninterest expense:
Salaries and employee benefits	37,828	40,127	35,743
Occupancy and equipment	12,366	11,419	10,868
Professional services	3,836	4,133	2,617
Computer and data processing	2,848	3,271	2,437
Supplies and postage	2,342	2,497	1,778
FDIC assessments	1,464	1,300	1,513
Advertising and promotions	896	929	1,259
Loss on extinguishment of debt	—	—	1,083
Other	7,861	7,721	6,496

Total noninterest expense	69,441	71,397	63,794

Income before income taxes	37,907	34,768	34,214
Income tax expense	12,377	11,319	11,415

Net income	$25,530	$23,449	$22,799

Preferred stock dividends	1,466	1,474	1,877
Accretion of discount on Series A preferred stock	—	—	1,305

Net income available to common shareholders	$24,064	$21,975	$19,617

Earnings per common share (Note 16):
Basic	$1.75	$1.60	$1.50
Diluted	$1.75	$1.60	$1.49
Cash dividends declared per common share	$0.74	$0.57	$0.47
Weighted average common shares outstanding:
Basic	13,739	13,696	13,067
Diluted	13,784	13,751	13,157

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Net income	$25,530	$23,449	$22,799
Other comprehensive (loss) income, before tax:
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	(34,135)	6,682	22,350
Change in net unrealized gain on securities transferred to held to maturity	(72)	—	—
Reclassification adjustment for net gains included in net income	(1,226)	(2,560)	(2,985)

Total securities available for sale and transferred securities	(35,433)	4,122	19,365
Pension and post-retirement obligations:
Net actuarial gain (loss), net of amortization	13,223	(253)	(9,930)
Prior service cost, net of amortization	(47)	(47)	(49)

Total pension and post-retirement obligations	13,176	(300)	(9,979)

Other comprehensive (loss) income, before tax	(22,257)	3,822	9,386
Deferred tax expense (benefit) related to other comprehensive income	8,817	(1,514)	(3,719)

Other comprehensive (loss) income, net of tax	(13,440)	2,308	5,667

Comprehensive income	$12,090	$25,757	$28,466

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$53,785	$113	$26,029	$144,599	$(4,722)	$(7,660)	$212,144
Comprehensive income:
Net income	—	—	—	22,799	—	—	22,799
Other comprehensive income, net of tax	—	—	—	—	5,667	—	5,667
Issuance of common stock	—	29	43,098	—	—	—	43,127
Purchases of common stock for treasury	—	—	—	—	—	(215)	(215)
Repurchase of Series A 3% preferred stock	(3)	—	—	—	—	—	(3)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)	—	—	—	(2,080)
Redemption of Series A preferred stock	(37,515)	—	68	—	—	—	(37,447)
Repurchase of Series B-1 8.48% preferred stock	(99)	—	—	—	—	—	(99)
Share-based compensation plans:
Share-based compensation	—	—	1,105	—	—	—	1,105
Stock options exercised	—	—	(28)	—	—	119	91
Restricted stock awards issued, net	—	—	(954)	—	—	954	—
Excess tax benefit on share-based compensation	—	—	21	—	—	—	21
Directors’ retainer	—	—	(12)			110	98
Accretion of discount on Series A preferred stock	1,305	—	—	(1,305)	—	—	—
Cash dividends declared:
Series A 3% preferred – $3.00 per share	—	—	—	(5)	—	—	(5)
Series A preferred – $53.24 per share	—	—	—	(399)	—	—	(399)
Series B-1 8.48% preferred – $8.48 per share	—	—	—	(1,473)	—	—	(1,473)
Common – $0.47 per share	—	—	—	(6,137)	—	—	(6,137)

Balance at December 31, 2011	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	—	—	—	23,449	—	—	23,449
Other comprehensive income, net of tax	—	—	—	—	2,308	—	2,308
Purchases of common stock for treasury	—	—	—	—	—	(557)	(557)
Repurchase of Series B-1 8.48% preferred stock	(2)	—	—	—	—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	526	—	—	—	526
Stock options exercised	—	—	(10)	—	—	79	69
Restricted stock awards issued, net	—	—	(140)	—	—	140	—
Excess tax benefit on share-based compensation	—	—	97	—	—	—	97
Directors’ retainer	—	—	(10)			107	97
Cash dividends declared:
Series A 3% Preferred – $3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred – $8.48 per share	—	—	—	(1,469)	—	—	(1,469)
Common – $0.57 per share	—	—	—	(7,810)	—	—	(7,810)

Balance at December 31, 2012	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2012	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Balance carried forward

Comprehensive income:
Net income	—	—	—	25,530	—	—	25,530
Other comprehensive loss, net of tax	—	—	—	—	(13,440)	—	(13,440)
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series A 3% preferred stock	(1)	—	—	—	—	—	(1)
Repurchase of Series B-1 8.48% preferred stock	(128)	—	(2)	—	—	—	(130)
Share-based compensation plans:
Share-based compensation	—	—	407	—	—	—	407
Stock options exercised	—	—	16	—	—	432	448
Restricted stock awards issued, net	—	—	(446)	—	—	446	—
Excess tax expense on share-based compensation	—	—	(118)	—	—	—	(118)
Directors’ retainer	—	—	7	—	—	105	112
Cash dividends declared:
Series A 3% Preferred – $3.00 per share	—	—	—	(5)	—	—	(5)
Series B-1 8.48% Preferred – $8.48 per share	—	—	—	(1,461)	—	—	(1,461)
Common – $0.74 per share	—	—	—	(10,171)	—	—	(10,171)

Balance at December 31, 2013	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$25,530	$23,449	$22,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,181	3,828	3,466
Net amortization of premiums on securities	4,532	5,284	5,722
Provision for loan losses	9,079	7,128	7,780
Share-based compensation	407	526	1,105
Deferred income tax expense	1,547	6,343	6,510
Proceeds from sale of loans held for sale	26,184	55,067	32,839
Originations of loans held for sale	(31,657)	(52,754)	(31,231)
Increase in company owned life insurance	(1,706)	(1,751)	(1,424)
Net gain on sale of loans held for sale	(117)	(1,421)	(880)
Net gain on disposal of investment securities	(1,226)	(2,651)	(3,003)
Impairment charges on investment securities	—	91	18
Net loss (gain) on sale and disposal of other assets	103	381	(67)
Contributions to defined benefit pension plan	—	(8,000)	(10,000)
Loss on extinguishment of debt	—	—	1,083
Increase in other assets	(6,640)	(4,249)	(7,756)
Increase in other liabilities	6,981	7,429	5,057

Net cash provided by operating activities	37,198	38,700	32,018

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(246,874)	(322,191)	(158,013)
Held to maturity	(19,598)	(15,484)	(17,188)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	143,053	175,679	168,976
Held to maturity	14,784	20,819	21,986
Proceeds from sales of securities available for sale	1,327	2,823	44,514
Net increase in loans, excluding sales	(131,949)	(151,311)	(157,110)
Loans sold or participated to others	—	—	13,033
Purchases of company owned life insurance	(79)	(79)	(18,079)
Proceeds from sales of other assets	555	734	705
Purchases of premises and equipment	(3,411)	(5,840)	(3,678)
Net cash received in branch acquisitions	—	195,778	—

Net cash used in investing activities	(242,192)	(99,072)	(104,854)

Cash flows from financing activities:
Net increase in deposits	58,262	43,376	48,709
Net increase in short-term borrowings	157,236	29,108	73,588
Repayments of long-term borrowings	—	—	(26,767)
Proceeds from issuance of common stock, net of issuance costs	—	—	43,127
Purchases of common stock for treasury	(229)	(557)	(215)
Repurchase of preferred stock	(131)	(2)	(37,549)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)
Proceeds from stock options exercised	448	69	91
Excess tax (expense) benefit on share-based compensation	(118)	97	21
Cash dividends paid to preferred shareholders	(1,468)	(1,474)	(2,118)
Cash dividends paid to common shareholders	(9,750)	(7,392)	(5,446)

Net cash provided by financing activities	204,250	63,225	91,361

Net (decrease) increase in cash and cash equivalents	(744)	2,853	18,525
Cash and cash equivalents, beginning of period	60,436	57,583	39,058

Cash and cash equivalents, end of period	$59,692	$60,436	$57,583

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (the “Parent”) is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). Through its wholly-owned New York chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. offers a broad array of deposit, lending and other financial services to services to individuals, municipalities and businesses in Western and Central New York. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Cash payments:
Interest expense	$7,750	$10,438	$15,668
Income taxes	8,095	4,014	5,191
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$726	$322	$305
Accrued and declared unpaid dividends	2,981	2,562	2,144
Accretion of preferred stock discount	—	—	1,305
(Decrease) increase in net unsettled security purchases	(51,112)	51,135	(67)
Securities transferred from available for sale to held to maturity	227,330	—	—
Loans transferred from held for sale to held for investment	3,727	—	—
Net transfer of portfolio loans to held for sale	—	—	13,576
Assets acquired and liabilities assumed in branch acquisition:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	—	77,912	—
Deposits and other liabilities	—	287,331	—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company originates and sells certain residential real estate loans in the secondary market. The Company typically retains the right to service the mortgages upon sale. Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. MSRs are recorded at their fair value at the time a loan is sold and servicing rights are retained. MSRs are reported in other assets in the consolidated statements of financial position and are amortized to noninterest income in the consolidated statements of income in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions to estimate future net servicing income, which include estimates of the cost to service the loan, the discount rate, an inflation rate and prepayment speeds. On a quarterly basis, the Company evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Company stratifies the related mortgage loans on the basis of their predominant risk characteristics, such as interest rates, year of origination and term, using discounted cash flows and market-based assumptions. Impairment of MSRs is recognized through a valuation allowance, determined by estimating the fair value of each stratum and comparing it to its carrying value. Subsequent increases in fair value are adjusted through the valuation allowance, but only to the extent of the valuation allowance. No impairment loss related to the MSRs was recognized during the years ended December 31, 2013 or 2012. The Company recognized an impairment loss related to the MSRs of $35 thousand during the year ended December 31, 2011.

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

December 31, 2013, 2012 and 2011

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

A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain on nonaccrual status until there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payments will continue. See Allowance for Loan Losses below for further policy discussion and see Note 5 - Loans for additional information.

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

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2013 had original terms ranging from one to five years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2013, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

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

December 31, 2013, 2012 and 2011

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i.)  Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $333 thousand and $184 thousand at December 31, 2013 and 2012, respectively.

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

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets relate to core deposits. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life of approximately nine and a half years. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 7 - Goodwill and Other Intangible Assets.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $15.8 million and $8.4 million as of December 31, 2013 and 2012, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million as of December 31, 2013 and 2012.

(n.) Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $4.8 million and $4.7 million as of December 31, 2013 and 2012, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s.)  Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on securities available for sale and changes in net actuarial gain / loss on defined benefit post-retirement plans. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholder’s equity and consolidated statements of comprehensive income. See Note 13 - Accumulated Other Comprehensive Income (Loss) for additional information.

(t.)  Earnings Per Common Share

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

Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 - Earnings Per Common Share.

(u.)  Reclassifications

Prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. Certain reclassifications have been made to the prior years’ financial statements in order to reflect retrospective adjustments made to the balance of goodwill at December 31, 2012 to reflect the effect of these measurement period adjustments made in accordance with accounting requirements. The reclassifications had no impact on shareholders’ equity or net income.

(v.)  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the consolidated financial statements, the adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition. See Note 13 - Accumulated Other Comprehensive Income (Loss) to the consolidated financial statements for the disclosures required by ASU No. 2013-02.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

During the year ended December 31, 2013, the Company recorded a decrease to the estimated fair value of liabilities assumed and an increase to the related deferred income taxes based upon information obtained subsequent to the acquisition. In addition to changes in those assets and liabilities, the revisions resulted in a reduction in goodwill of approximately $432 thousand. The final purchase price allocation was completed during the three months ended September 30, 2013, and the Company has recorded final goodwill totaling approximately $11.2 million in connection with the acquisitions. All goodwill and core deposit intangible assets arising from this acquisition are expected to be deductible for tax purposes.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$135,840	$1,414	$2,802	$134,452
Mortgage-backed securities:
Federal National Mortgage Association	173,507	1,511	4,810	170,208
Federal Home Loan Mortgage Corporation	36,737	562	205	37,094
Government National Mortgage Association	61,832	2,152	142	63,842
Collateralized mortgage obligations:
Federal National Mortgage Association	63,838	261	3,195	60,904
Federal Home Loan Mortgage Corporation	102,660	169	5,856	96,973
Government National Mortgage Association	43,734	913	586	44,061
Privately issued	—	1,467	—	1,467

Total collateralized mortgage obligations	210,232	2,810	9,637	203,405

Total mortgage-backed securities	482,308	7,035	14,794	474,549
Asset-backed securities	18	381	—	399

Total available for sale securities	$618,166	$8,830	$17,596	$609,400

Securities held to maturity:
State and political subdivisions	$249,785	$1,340	$468	$250,657

December 31, 2012
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$128,097	$3,667	$69	$131,695
State and political subdivisions	188,997	6,285	72	195,210
Mortgage-backed securities:
Federal National Mortgage Association	147,946	4,394	188	152,152
Federal Home Loan Mortgage Corporation	65,426	1,430	—	66,856
Government National Mortgage Association	56,166	3,279	—	59,445
Collateralized mortgage obligations:
Federal National Mortgage Association	60,805	1,865	2	62,668
Federal Home Loan Mortgage Corporation	78,581	1,911	—	80,492
Government National Mortgage Association	70,989	2,168	—	73,157
Privately issued	73	1,025	—	1,098

Total collateralized mortgage obligations	210,448	6,969	2	217,415

Total mortgage-backed securities	479,986	16,072	190	495,868
Asset-backed securities	121	902	—	1,023

Total available for sale securities	$797,201	$26,926	$331	$823,796

Securities held to maturity:
State and political subdivisions	$17,905	$573	$—	$18,478

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(3.)	INVESTMENT SECURITIES (Continued)

During the year ended December 31, 2013, the Company transferred $227.3 million of available for sale state and municipal debt securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $78 thousand of unrealized holding gains that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2013	2012	2011
Taxable interest and dividends	$12,541	$12,202	$14,185
Tax-exempt interest and dividends	4,922	4,242	3,828

Total interest and dividends on securities	$17,463	$16,444	$18,013

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Proceeds from sales	$1,327	$2,823	$44,514
Gross realized gains	1,226	2,651	3,051
Gross realized losses	—	—	48

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2013 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$24,205	$24,204
Due from one to five years	28,163	28,932
Due after five years through ten years	238,364	232,854
Due after ten years	327,434	323,410

	$618,166	$609,400

Debt securities held to maturity:
Due in one year or less	$25,289	$25,371
Due from one to five years	109,911	110,862
Due after five years through ten years	114,543	114,371
Due after ten years	42	53

	$249,785	$250,657

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(3.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$86,177	$2,788	$2,717	$14	$88,894	$2,802
Mortgage-backed securities:
Federal National Mortgage Association	103,778	3,491	20,689	1,319	124,467	4,810
Federal Home Loan Mortgage Corporation	14,166	205	—	—	14,166	205
Government National Mortgage Association	14,226	142	—	—	14,226	142
Collateralized mortgage obligations:
Federal National Mortgage Association	35,632	2,586	11,760	609	47,392	3,195
Federal Home Loan Mortgage Corporation	72,655	4,980	15,762	876	88,417	5,856
Government National Mortgage Association	8,396	586	—	—	8,396	586

Total collateralized mortgage obligations	116,683	8,152	27,522	1,485	144,205	9,637

Total mortgage-backed securities	248,853	11,990	48,211	2,804	297,064	14,794

Total available for sale securities	335,030	14,778	50,928	2,818	385,958	17,596
Securities held to maturity:
State and political subdivisions	72,269	468	—	—	72,269	468

Total temporarily impaired securities	$407,299	$15,246	$50,928	$2,818	$458,227	$18,064

December 31, 2012
U.S. Government agencies and government sponsored enterprises	$13,265	$67	$2,967	$2	$16,232	$69
State and political subdivisions	8,471	72	—	—	8,471	72
Mortgage-backed securities:
Federal National Mortgage Association	25,200	188	—	—	25,200	188
Collateralized mortgage obligations:
Federal National Mortgage Association	—	—	1,173	2	1,173	2

Total collateralized mortgage obligations	—	—	1,173	2	1,173	2

Total mortgage-backed securities	25,200	188	1,173	2	26,373	190

Total temporarily impaired securities	$46,936	$327	$4,140	$4	$51,076	$331

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2013 was 331 compared to 52 at December 31, 2012. At December 31, 2013, the Company had positions in 14 investment securities with a fair value of $50.9 million and a total unrealized loss of $2.8 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 317 securities positions in the Company’s investment portfolio, with a fair value of $407.3 million and a total unrealized loss of $15.2 million at December 31, 2013, that have been in a continuous unrealized loss position for less than 12 months. There were no unrealized losses in held to maturity securities at December 31, 2012. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(3.)	INVESTMENT SECURITIES (Continued)

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management.

No impairment was recorded during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, the Company recognized OTTI charges of $91 thousand and $18 thousand, respectively, related to privately issued whole loan CMOs that were determined to be impaired due to credit quality.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2013, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2013, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of December 31, 2013, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(4.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate mortgages and totaled $3.4 million and $1.5 million as of December 31, 2013 and 2012, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $237.9 million and $273.3 million as of December 31, 2013 and 2012, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.9 million and $5.6 million as of December 31, 2013 and 2012, respectively.

The activity in capitalized mortgage servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Mortgage servicing assets, beginning of year	$1,637	$1,609	$1,642
Originations	277	554	319
Amortization	(435)	(526)	(352)

Mortgage servicing assets, end of year	1,479	1,637	1,609
Valuation allowance	(3)	(168)	(210)

Mortgage servicing assets, net, end of year	$1,476	$1,469	$1,399

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(5.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2013
Commercial business	$265,751	$15	$265,766
Commercial mortgage	470,312	(1,028)	469,284
Residential mortgage	113,101	(56)	113,045
Home equity	320,658	5,428	326,086
Consumer indirect	609,390	26,978	636,368
Other consumer	22,893	177	23,070

Total	$1,802,105	$31,514	1,833,619

Allowance for loan losses			(26,736)

Total loans, net			$1,806,883

2012
Commercial business	$258,706	$(31)	$258,675
Commercial mortgage	414,282	(958)	413,324
Residential mortgage	133,341	179	133,520
Home equity	282,503	4,146	286,649
Consumer indirect	559,964	26,830	586,794
Other consumer	26,657	107	26,764

Total	$1,675,453	$30,273	1,705,726

Allowance for loan losses			(24,714)

Total loans, net			$1,681,012

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on substantially the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $2.9 million and $292 thousand at December 31, 2013 and 2012, respectively. During 2013, new borrowings amounted to $2.7 million (including borrowings of executive officers and directors that were outstanding at the time of their election), and repayments and other reductions were $79 thousand.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(5.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2013
Commercial business	$558	$199	$—	$757	$3,474	$261,520	$265,751
Commercial mortgage	800	—	—	800	9,663	459,849	470,312
Residential mortgage	542	—	—	542	1,078	111,481	113,101
Home equity	750	143	—	893	925	318,840	320,658
Consumer indirect	2,129	476	—	2,605	1,471	605,314	609,390
Other consumer	126	72	6	204	5	22,684	22,893

Total loans, gross	$4,905	$890	$6	$5,801	$16,616	$1,779,688	$1,802,105

2012
Commercial business	$160	$—	$—	$160	$3,413	$255,133	$258,706
Commercial mortgage	331	—	—	331	1,799	412,152	414,282
Residential mortgage	376	—	—	376	2,040	130,925	133,341
Home equity	675	10	—	685	939	280,879	282,503
Consumer indirect	1,661	163	—	1,824	891	557,249	559,964
Other consumer	127	35	18	180	25	26,452	26,657

Total loans, gross	$3,330	$208	$18	$3,556	$9,107	$1,662,790	$1,675,453

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2013 and December 31, 2012. There were $6 thousand and $18 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2013 and December 31, 2012, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, estimated interest income of $531 thousand, $555 thousand, and $438 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

The following presents, by loan class, information related to loans modified in a TDR during the years ended December 31 (in thousands).

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2013
Commercial business	4	$1,465	$1,456
Commercial mortgage	2	7,335	6,935

Total	6	$8,800	$8,391

2012
Commercial business	3	$536	$536
Commercial mortgage	4	648	648

Total	7	$1,184	$1,184

With the exception of one commercial mortgage loan modified during 2013, all of the loans identified as TDRs by the Company during the years ended December 31, 2013 and 2012 were on nonaccrual status and reported as impaired loans prior to restructuring. For the year ended December 31, 2013, restructured loan modifications of commercial business and commercial mortgage loans primarily included maturity date extensions, payment schedule modifications and forgiveness of principal. For the year ended December 31, 2012, restructured loan modifications of commercial business and commercial mortgage loans primarily included payment schedule modifications and releasing collateral in consideration of payment. All loans restructured during the years ended December 31, 2013 and 2012 were on nonaccrual status at the end of those respective years. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due. There were no loans modified as a TDR during the previous 12 months which subsequently defaulted during the year ended December 31, 2013. One commercial business loan restructured during 2012 with a balance of $52 thousand defaulted during the year ended December 31, 2012. This default did not significantly impact the Company’s determination of the allowance for loan losses.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(5.)	LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2013
With no related allowance recorded:
Commercial business	$1,777	$2,273	$—	$659	$—
Commercial mortgage	875	906	—	760	—

	2,652	3,179	—	1,419	—
With an allowance recorded:
Commercial business	1,697	1,717	201	3,196	—
Commercial mortgage	8,788	9,188	1,057	3,758	—

	10,485	10,905	1,258	6,954	—

	$13,137	$14,084	$1,258	$8,373	$—

2012
With no related allowance recorded:
Commercial business	$963	$1,425	$—	$755	$—
Commercial mortgage	911	1,002	—	1,310	—

	1,874	2,427	—	2,065	—
With an allowance recorded:
Commercial business	2,450	2,450	664	2,114	—
Commercial mortgage	888	888	310	1,858	—

	3,338	3,338	974	3,972	—

	$5,212	$5,765	$974	$6,037	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

December 31, 2013, 2012 and 2011

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2013
Uncriticized	$250,553	$449,447
Special mention	6,311	6,895
Substandard	8,887	13,970
Doubtful	—	—

Total	$265,751	$470,312

2012
Uncriticized	$240,291	$400,576
Special mention	6,591	6,495
Substandard	11,824	7,211
Doubtful	—	—

Total	$258,706	$414,282

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
2013
Performing	$112,023	$319,733	$607,919	$22,882
Non-performing	1,078	925	1,471	11

Total	$113,101	$320,658	$609,390	$22,893

2012
Performing	$131,301	$281,564	$559,073	$26,632
Non-performing	2,040	939	891	25

Total	$133,341	$282,503	$559,964	$26,657

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2013
Allowance for loan losses:
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	(1,070)	(553)	(411)	(391)	(8,125)	(928)	(11,478)
Recoveries	349	319	54	157	3,161	381	4,421
Provision	110	1,396	293	319	6,479	482	9,079

Ending balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736

Evaluated for impairment:
Individually	$201	$1,057	$—	$—	$—	$—	$1,258

Collectively	$4,072	$6,686	$676	$1,367	$12,230	$447	$25,478

Loans:
Ending balance	$265,751	$470,312	$113,101	$320,658	$609,390	$22,893	$1,802,105

Evaluated for impairment:
Individually	$3,474	$9,663	$—	$—	$—	$—	$13,137

Collectively	$262,277	$460,649	$113,101	$320,658	$609,390	$22,893	$1,788,968

2012
Allowance for loan losses:
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	(729)	(745)	(326)	(305)	(6,589)	(874)	(9,568)
Recoveries	336	261	130	44	2,769	354	3,894
Provision	1,241	647	78	301	4,346	515	7,128

Ending balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714

Evaluated for impairment:
Individually	$664	$310	$—	$—	$—	$—	$974

Collectively	$4,220	$6,271	$740	$1,282	$10,715	$512	$23,740

Loans:
Ending balance	$258,706	$414,282	$133,341	$282,503	$559,964	$26,657	$1,675,453

Evaluated for impairment:
Individually	$3,413	$1,799	$—	$—	$—	$—	$5,212

Collectively	$255,293	$412,483	$133,341	$282,503	$559,964	$26,657	$1,670,241

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(5.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2011
Allowance for loan losses:
Beginning balance	$3,712	$6,431	$1,013	$972	$7,754	$584	$20,466
Charge-offs	(1,346)	(751)	(152)	(449)	(4,713)	(877)	(8,288)
Recoveries	401	245	90	44	2,066	456	3,302
Provision (credit)	1,269	493	(93)	675	5,082	354	7,780

Ending balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260

Evaluated for impairment:
Individually	$436	$644	$—	$—	$—	$—	$1,080

Collectively	$3,600	$5,774	$858	$1,242	$10,189	$517	$22,180

Loans:
Ending balance	$233,727	$394,034	$113,865	$227,853	$465,807	$24,138	$1,459,424

Evaluated for impairment:
Individually	$1,259	$2,928	$—	$—	$—	$—	$4,187

Collectively	$232,468	$391,106	$113,865	$227,853	$465,807	$24,138	$1,455,237

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(6.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2013	2012
Land and land improvements	$4,883	$4,883
Buildings and leasehold improvements	44,830	43,402
Furniture, fixtures, equipment and vehicles	25,464	24,440

Premises and equipment	75,177	72,725
Accumulated depreciation and amortization	(39,168)	(36,107)

Premises and equipment, net	$36,009	$36,618

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $3.8 million, $3.6 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the years ended December 31, 2013 and 2012 was as follows (in thousands):

	2013	2012
Goodwill, beginning of year	$48,536	$37,369
Branch acquisitions	—	11,167
Impairment	—	—

Goodwill, end of year	$48,536	$48,536

Pursuant to the adoption of ASU 2011-08 in 2012, the Company first performed a qualitative assessment of goodwill at the reporting unit level, the Bank, to determine if it was more likely than not that the fair value of the reporting unit is less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. The results of the qualitative assessment for 2013 indicated that it was not more likely than not that the fair value of the reporting unit is less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2013. In 2012 and 2011 (prior to the adoption of ASU 2011-08) the Company performed a quantitative impairment test that did not result in any impairment.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The Company’s other intangible assets consisted entirely of a core deposit intangible asset. Changes in the accumulated amortization and net book value were as follows (in thousands):

	2013	2012
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(576)	(189)

Net book value	$1,466	$1,853

Amortization during the year	$387	$189

There were no core deposit intangible assets or amortization expense for the year ended December 31, 2011.

Estimated core deposit intangible amortization expense for each of the next five years is as follows:

2014	$341
2015	296
2016	251
2017	205
2018	160

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(8.)	DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2013	2012
Noninterest-bearing demand	$535,472	$501,514
Interest-bearing demand	470,733	449,744
Savings and money market	717,928	655,598
Certificates of deposit, due:
Within one year	448,997	495,423
One to two years	77,219	91,052
Two to three years	23,642	35,993
Three to five years	46,045	31,721
Thereafter	20	749

Total certificates of deposit	595,923	654,938

Total deposits	$2,320,056	$2,261,794

Certificates of deposit in denominations of $100,000 or more at December 31, 2013 and 2012 amounted to $226.0 million and $222.4 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2013	2012	2011
Interest-bearing demand	$729	$598	$614
Savings and money market	978	998	1,056
Certificates of deposit	4,893	6,866	9,764

Total interest expense on deposits	$6,600	$8,462	$11,434

(9.)	BORROWINGS

There were no long-term borrowings outstanding as of December 31, 2013 and 2012. Outstanding short-term borrowings are summarized as follows as of December 31 (in thousands):

	2013	2012
Short-term borrowings:
Repurchase agreements	$39,042	$40,806
Short-term FHLB borrowings	298,000	139,000

Total short-term borrowings	$337,042	$179,806

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. At December 31, 2013 and 2012, the Company’s short-term borrowings had a weighted average rate of 0.38% and 0.54%, respectively.

Short-term Borrowings

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which the Company typically utilizes to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2012 consisted of $99.0 million in overnight borrowings and $40.0 million in short-term advances.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(9.)	BORROWINGS (Continued)

Long-term Borrowings

The Company has credit capacity with the FHLB and can borrow through facilities that include an overnight line of credit, amortizing and term advances, and repurchase agreements. The FHLB credit capacity is collateralized by securities from the Company’s investment portfolio and certain qualifying loans. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no FHLB long-term borrowings outstanding as of December 31, 2013 and 2012.

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2013	2012
Commitments to extend credit	$431,236	$435,948
Standby letters of credit	8,618	9,223

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. There were no forward sales commitments outstanding as of December 31, 2013 and $1.8 million outstanding as of December 31, 2012. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(10.)	COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligations

The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2013 (in thousands):

2014	$1,440
2015	1,381
2016	1,273
2017	878
2018	626
Thereafter	3,796

$9,394

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $1.7 million, $1.6 million and $1.5 million in 2013, 2012 and 2011, respectively.

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.3 million of preferred stock. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows as of December 31 (in thousands):

		Actual		For Capital Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Tier 1 leverage:	Company	$215,024	7.63%	$112,660	4.00%	$140,825	5.00%
	Bank	204,336	7.27	112,498	4.00	140,622	5.00
Tier 1 capital:	Company	215,024	10.82	79,459	4.00	119,188	6.00
	Bank	204,336	10.31	79,291	4.00	118,937	6.00
Total risk-based capital:	Company	239,878	12.08	158,918	8.00	198,647	10.00
	Bank	229,139	11.56	158,583	8.00	198,228	10.00
2012
Tier 1 leverage:	Company	$200,255	7.71%	$103,845	4.00%	$129,806	5.00%
	Bank	192,136	7.41	103,681	4.00	129,601	5.00
Tier 1 capital:	Company	200,255	10.73	74,681	4.00	112,022	6.00
	Bank	192,136	10.31	74,526	4.00	111,789	6.00
Total risk-based capital:	Company	223,610	11.98	149,363	8.00	186,703	10.00
	Bank	215,443	11.56	149,052	8.00	186,315	10.00

As of December 31, 2013, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, Tier 1 capital and total risk-based capital ratios.

Federal Reserve Requirements

The Bank is required to maintain a reserve balance at the FRB of New York. The reserve requirement for the Bank totaled $1.0 million as of December 31, 2013 and 2012.

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

December 31, 2013, 2012 and 2011

(12.)	SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,423 shares and 174,709 shares of preferred stock issued and outstanding as of December 31, 2013 and 2012, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2013
Shares outstanding at beginning of year	13,787,709	373,888	14,161,597
Restricted stock awards issued, net of forfeitures	24,058	(24,058)	—
Stock options exercised	23,265	(23,265)	—
Treasury stock purchases	(11,349)	11,349	—
Directors’ retainer	5,672	(5,672)	—

Shares outstanding at end of year	13,829,355	332,242	14,161,597

2012
Shares outstanding at beginning of year	13,803,116	358,481	14,161,597
Restricted stock awards issued, net of forfeitures	7,857	(7,857)	—
Stock options exercised	4,250	(4,250)	—
Treasury stock purchases	(33,330)	33,330	—
Directors’ retainer	5,816	(5,816)	—

Shares outstanding at end of year	13,787,709	373,888	14,161,597

Preferred Stock

Series A 3% Preferred Stock. There were 1,496 shares and 1,499 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2013 and 2012, respectively. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,927 shares and 173,210 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2013 and 2012, respectively. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(12.)	SHAREHOLDERS’ EQUITY (Continued)

Redemption of Series A Preferred Stock and Warrant

In December 2008, under the Treasury’s TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement - Standard Terms with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $37.5 million, 7,503 shares of fixed rate cumulative perpetual preferred stock, Series A (“Series A” preferred stock) and a warrant to purchase up to 378,175 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $14.88 per share (the “Warrant”), of the Company.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2013
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(34,135)	$(13,522)	$(20,613)
Change in net unrealized gain on securities transferred to held to maturity	(72)	(29)	(43)
Reclassification adjustment for net gains included in net income	(1,226)	(485)	(741)

Total securities available for sale and transferred securities	(35,433)	(14,036)	(21,397)
Pension and post-retirement obligations:
Net actuarial gain (loss), net of amortization	13,223	5,238	7,985
Prior service cost, net of amortization	(47)	(19)	(28)

Total pension and post-retirement obligations	13,176	5,219	7,957

Other comprehensive loss	$(22,257)	$(8,817)	$(13,440)

2012
Securities available for sale:
Change in unrealized gain/loss during the period	$6,682	$2,646	$4,036
Reclassification adjustment for gains included in income	(2,651)	(1,050)	(1,601)
Reclassification adjustment for impairment charges included in income	91	36	55

Total securities available for sale	4,122	1,632	2,490
Pension and post-retirement obligations:
Net actuarial gain (loss), net of amortization	(253)	(99)	(154)
Prior service cost, net of amortization	(47)	(19)	(28)

Total pension and post-retirement obligations	(300)	(118)	(182)

Other comprehensive income	$3,822	$1,514	$2,308

2011
Securities available for sale:
Change in unrealized gain/loss during the period	$22,350	$8,855	$13,495
Reclassification adjustment for gains included in income	(3,003)	(1,190)	(1,813)
Reclassification adjustment for impairment charges included in income	18	7	11

Total securities available for sale	19,365	7,672	11,693
Pension and post-retirement obligations:
Net actuarial gain (loss), net of amortization	(9,930)	(3,934)	(5,996)
Prior service cost, net of amortization	(49)	(19)	(30)

Total pension and post-retirement obligations	(9,979)	(3,953)	(6,026)

Other comprehensive income	$9,386	$3,719	$5,667

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$16,060	$(12,807)	$3,253
Other comprehensive (loss) income before reclassifications	(20,656)	7,173	(13,483)
Amounts reclassified from accumulated other comprehensive income	(741)	784	43

Net current period other comprehensive (loss) income	(21,397)	7,957	(13,440)

Balance at December 31, 2013	$(5,337)	$(4,850)	$(10,187)

Balance at January 1, 2012	$13,570	$(12,625)	$945
Other comprehensive income (loss) before reclassifications	4,036	(981)	3,055
Amounts reclassified from accumulated other comprehensive income	(1,546)	799	(747)

Net current period other comprehensive income (loss)	2,490	(182)	2,308

Balance at December 31, 2012	$16,060	$(12,807)	$3,253

Balance at January 1, 2011	$1,877	$(6,599)	$(4,722)
Other comprehensive income (loss) before reclassifications	13,495	(6,363)	7,132
Amounts reclassified from accumulated other comprehensive loss	(1,802)	337	(1,465)

Net current period other comprehensive income (loss)	11,693	(6,026)	5,667

Balance at December 31, 2011	$13,570	$(12,625)	$945

(14.)	SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2009, the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”), and collectively with the Management Plan, “the Plans”. An aggregate of 690,000 shares of the Company’s common stock have been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants, all of which are defined in the plan. An aggregate of 250,000 shares of the Company’s common stock have been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all of which are defined in the plan. Under both plans, for purposes of calculating the number of shares of common stock available for issuance, each share of common stock granted pursuant to a restricted stock grant shall count as 1.64 shares of common stock. As of December 31, 2013, there were approximately 185,000 and 425,000 shares available for grant under the Director’s Plan and Management Plan, respectively, of which 61% were available for issuance as restricted stock grants.

Under the Plans, the Board, in the case of the Director’s Plan, or the Compensation Committee, in the case of the Management Plan, may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the market price of the Company’s stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When an option recipient exercises their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. Shares of restricted stock granted to employees generally vest over 2 to 3 years from the grant date. Fifty percent of the shares of restricted stock granted to non-employee directors generally vests on the date of grant and the remaining fifty percent generally vests one year from the grant date. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock grants are forfeited before they vest, the shares are reacquired into treasury stock.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(14.)	SHARE-BASED COMPENSATION (Continued)

The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 33,035 shares of restricted common stock to certain members of management during the year ended December 31, 2013. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2013. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2015. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2015.

The grant-date fair value of the TSR portion of the award granted during the year ended December 31, 2013 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.88 years, (ii) risk free interest rate of 0.42%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 37.2%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

In addition, the Company granted 1,000 shares of restricted common stock to management during the year ended December 31, 2013. The shares will vest after completion of a three-year service requirement. The market price of the restricted stock on the date of grant was $20.70.

During the year ended December 31, 2013, the Company granted 9,000 shares of restricted common stock to directors, of which 4,500 shares vested immediately and 4,500 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $19.81.

The restricted stock awards granted to management and directors in 2013 do not have rights to dividends or dividend equivalents.

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2013, 2012 or 2011. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2013. The following is a summary of stock option activity for the year ended December 31, 2013 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	319,275	$20.22
Granted	—	—
Exercised	(23,265)	19.31
Forfeited	—
Expired	(103,076)	21.15

Outstanding and exercisable at end of period	192,934	$19.83	2.6 years	$940

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2013, 2012 and 2011 was $106 thousand, $10 thousand, and $31 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2013, 2012 and 2011 was $448 thousand, $69 thousand, and $91 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(14.)	SHARE-BASED COMPENSATION (Continued)

The following is a summary of restricted stock award activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	79,580	$16.89
Granted	43,035	16.94
Vested	(38,598)	17.04
Forfeited	(18,977)	16.60

Outstanding at end of period	65,040	$16.92

As of December 31, 2013, there was $325 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.

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

	2013	2012	2011
Salaries and employee benefits	$236	$394	$972
Other noninterest expense	171	132	133

Total share-based compensation expense	$407	$526	$1,105

(15.)	INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Current tax expense:
Federal	$8,917	$4,021	$3,747
State	1,913	955	1,158

Total current tax expense	10,830	4,976	4,905

Deferred tax expense:
Federal	1,251	5,262	5,584
State	296	1,081	926

Total deferred tax expense	1,547	6,343	6,510

Total income tax expense	$12,377	$11,319	$11,415

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(4.8)	(4.6)	(4.3)
Non-taxable earnings on company owned life insurance	(1.6)	(1.8)	(1.5)
State taxes, net of federal tax benefit	3.8	3.8	4.0
Nondeductible expenses	0.2	0.3	0.4
Other, net	0.1	(0.1)	(0.2)

Effective tax rate	32.7%	32.6%	33.4%

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(15.)	INCOME TAXES (Continued)

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Income tax expense	$12,377	$11,319	$11,415
Shareholder’s equity	(8,817)	1,514	3,718

The Company’s net deferred tax asset is included in other assets in the consolidated statements of condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$10,591	$9,791
Net unrealized loss on securities available for sale	3,501	—
Other than temporary impairment of investment securities	2,728	5,283
Deferred compensation	873	868
Share-based compensation	753	1,111
SERP agreements	709	734
Interest on nonaccrual loans	662	732
Other	814	1,060

Gross deferred tax assets	20,631	19,579
Deferred tax liabilities:
Prepaid pension costs	6,185	1,648
Depreciation and amortization	1,606	1,827
Loan servicing assets	620	681
Net unrealized gain on securities available for sale	—	10,536
Other	63	—

Gross deferred tax liabilities	8,474	14,692

Net deferred tax asset	$12,157	$4,887

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

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2013 or 2012.

The Company and its subsidiaries are subject to federal and New York State (“NYS”) income taxes. The federal and NYS income tax years currently open for audits are 2010 through 2013.

At December 31, 2013, the Company had no federal or NYS net operating loss or tax credit carryforwards.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2013 and 2012. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2013. As of December 31, 2013, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(16.)	EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts).

	2013	2012	2011
Net income available to common shareholders	$24,064	$21,975	$19,617
Less: Earnings allocated to participating securities	—	2	38

Net income available to common shareholders for EPS	$24,064	$21,973	$19,579

Weighted average common shares outstanding:
Total shares issued	14,162	14,162	13,599
Unvested restricted stock awards	(69)	(107)	(166)
Treasury shares	(354)	(359)	(366)

Total basic weighted average common shares outstanding	13,739	13,696	13,067
Incremental shares from assumed:
Exercise of stock options	13	4	3
Vesting of restricted stock awards	32	51	65
Exercise of warrant	—	—	22

Total diluted weighted average common shares outstanding	13,784	13,751	13,157

Basic earnings per common share	$1.75	$1.60	$1.50

Diluted earnings per common share	$1.75	$1.60	$1.49

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	122	303	339
Restricted stock awards	2	1	—

	124	304	339

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(17.)	EMPLOYEE BENEFIT PLANS

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

The following table provides a reconciliation of the Company’s changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$53,625	$48,303
Service cost	2,063	2,037
Interest cost	2,017	2,017
Actuarial (gain) loss	(6,393)	3,291
Benefits paid and plan expenses	(2,321)	(2,023)

Projected benefit obligation at end of period	48,991	53,625

Change in plan assets:
Fair value of plan assets at beginning of period	57,785	46,943
Actual return on plan assets	9,139	4,865
Employer contributions	—	8,000
Benefits paid and plan expenses	(2,321)	(2,023)

Fair value of plan assets at end of period	64,603	57,785

Funded status at end of period	$15,612	$4,160

The accumulated benefit obligation was $44.0 million and $48.0 million at December 31, 2013 and 2012, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company has no minimum required contribution for the 2014 fiscal year.

Estimated benefit payments under the pension plan over the next ten years at December 31, 2013 are as follows (in thousands):

2014	$1,709
2015	1,868
2016	2,094
2017	2,277
2018	2,339
2019 - 2023	14,044

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2013	2012	2011
Service cost	$2,063	$2,037	$1,756
Interest cost on projected benefit obligation	2,017	2,017	2,027
Expected return on plan assets	(3,684)	(3,211)	(2,653)
Amortization of unrecognized loss	1,344	1,370	608
Amortization of unrecognized prior service cost	20	20	19

Net periodic pension cost	$1,760	$2,233	$1,757

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(17.) EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2013	2012	2011
Weighted average discount rate	3.84%	4.27%	5.38%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	7.00%	7.00%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2013	2012	2011
Weighted average discount rate	4.80%	3.84%	4.27%
Rate of compensation increase	3.00%	3.00%	3.00%

The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows.

The weighted average expected long-term rate of return is estimated based on current trends in the Plan’s assets as well as projected future rates of return on those assets and reasonable actuarial assumptions based on the guidance provided by Actuarial Standard of Practice No. 27, “Selection of Economic Assumptions for Measuring Pension Obligations” for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The following assumptions were used in determining the long-term rate of return:

Equity securities	Dividend discount model, the smoothed earnings yield model and the equity risk premium model

Fixed income securities	Current yield-to-maturity and forecasts of future yields

Other financial instruments	Comparison of the specific investment’s risk to that of fixed income and equity instruments and using judgment

The long term rate of return considers historical returns. Adjustments were made to historical returns in order to reflect expectations of future returns. These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation. In addition forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capita income.

The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for Plan assets are shown in the table below. Cash equivalents consist primarily of government issues (maturing in less than three months) and short term investment funds. Equity securities primarily include investments in common stock, depository receipts, preferred stock and real estate investment trusts. Fixed income securities include corporate bonds, government issues, mortgage backed securities, municipals and other asset backed securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

Effective February 2012, the Plan revised its investment guidelines. The Plan currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. Effective June 2013, the issuer of any security purchased must be located in a country in the Morgan Stanley Capital International World Index. In addition, the following are prohibited:

Equity securities	Short sales Unregistered securities Margin purchases

Fixed income securities

Mortgage backed derivatives that have an inverse floating rate coupon or that are interest only securities

Any ABS that is not issued by the U.S. Government or its agencies or its instrumentalities

Generally securities of less than Baa2/BBB quality may not be purchased

Securities of less than A-quality may not in the aggregate exceed 13% of the investment manager’s portfolio. Prior to February 2012, these investments could not exceed 10% of the manager’s portfolio.

Effective February 2012, an investment manager’s portfolio of commercial MBS and ABS shall not exceed 10% of the portfolio at the time of purchase.

Other financial instruments	Unhedged currency exposure in countries not defined as “high income economies” by the World Bank

All other investments not prohibited by the Plan are permitted. At December 31, 2013 and 2012, the Plan held certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

The target allocation range below is both historic and prospective in that it has not changed since prior to 2012. It is the asset allocation range that the investment managers have been advised to adhere to and within which they may make tactical asset allocation decisions.

	2014 Target Allocation	Percentage of Plan Assets at December 31,		Weighted Average Expected Long-term Rate of Return
		2013	2012
Asset category:
Cash equivalents	0 – 20%	5.5%	12.8%	0.17%
Equity securities	40 – 60	50.6	45.5	4.26
Fixed income securities	40 – 60	43.9	41.7	2.06
Other financial instruments	0 – 5	—	—	—

Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 18 - Fair Value Measurements). There were no assets classified as Level 3 assets during the years ended December 31, 2013 and 2012.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investments valued using the NAV (Net Asset Value) are classified as level 2 if the Plan can redeem its investment with the investee at the NAV at the measurement date. If the Plan can never redeem the investment with the investee at the NAV, it is considered a level 3. If the Plan can redeem the investment at the NAV at a future date, the Plan’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The Plan uses the Thomson Reuters Pricing Service to determine the fair value of equities and the pricing service of IDC Corporate USA to determine the fair value of fixed income securities. The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following table (in thousands).

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2013
Cash equivalents:
Foreign currencies	92	—	—	92
Government issues	—	937	—	937
Short term investment funds	—	2,498	—	2,498

Total cash equivalents	92	3,435	—	3,527
Equity securities:
Common stock	32,072	—	—	32,072
Depository receipts	309	96	—	405
Preferred stock	151	—	—	151
Real estate investment fund	94	—	—	94

Total equity securities	32,626	96	—	32,722
Fixed income securities:
Auto loan receivable	—	232	—	232
Collateralized mortgage obligations	—	7,079	—	7,079
Corporate Bonds	—	7,609	—	7,609
FHLMC	—	883	—	883
FNMA	—	3,044	—	3,044
GNMA I	—	215	—	215
GNMA II	—	96	—	96
Government Issues	—	8,984	—	8,984
Municipals	—	212	—	212

Total fixed income securities	—	28,354	—	28,354

Total Plan investments	$32,718	31,885	—	64,603

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(17.) EMPLOYEE BENEFIT PLANS (Continued)

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2012
Cash equivalents:
Foreign currencies	60	—	—	60
Government issues	—	314	—	314
Short term investment funds	—	7,083	—	7,083

Total cash equivalents	60	7,397	—	7,457
Equity securities:
Common stock	25,447	—	—	25,447
Depository receipts	569	—	—	569
Preferred stock	113	—	—	113
Real estate investment fund	113	—	—	113

Total equity securities	26,242	—	—	26,242
Fixed income securities:
Auto loan receivable	—	313	—	313
Collateralized mortgage obligations	—	6,262	—	6,262
Corporate Bonds	—	5,456	—	5,456
FHLMC	—	717	—	717
FNMA	—	2,867	—	2,867
GNMA I	—	31	—	31
GNMA II	—	133	—	133
Government Issues	—	8,231	—	8,231
Municipals	—	63	—	63
Other Asset Backed	—	13	—	13

Total fixed income securities	—	24,086	—	24,086

Total Plan investments	$26,302	31,483	—	57,785

At December 31, 2013 the portfolio was managed by two investment firms, with control of the portfolio split approximately 58% and 41% under the control of the investment managers with the remaining 1% under the direct control of the Plan. A portfolio concentration in the State Street Bank & Trust Co. Short Term Investment Fund of 5% and 12% existed at December 31, 2013 and 2012, respectively.

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $93 thousand and $118 thousand as of December 31, 2013 and 2012, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2013, 2012 and 2011. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2013	2012
Defined benefit plan:
Net actuarial loss	$(8,237)	$(21,428)
Prior service cost	(72)	(93)

	(8,309)	(21,521)

Postretirement benefit plan:
Net actuarial loss	(163)	(195)
Prior service credit	440	508

	277	313

	(8,032)	(21,208)
Deferred tax benefit	3,182	8,401

Amounts included in accumulated other comprehensive loss	$(4,850)	$(12,807)

Changes in plan assets and benefit obligations recognized in other comprehensive loss on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2013	2012
Defined benefit plan:
Net actuarial gain (loss)	$11,847	$(1,638)
Amortization of net loss	1,344	1,370
Amortization of prior service cost	21	20

	13,212	(248)

Postretirement benefit plan:
Net actuarial gain	32	15
Amortization of prior service credit	(68)	(67)

	(36)	(52)

Total recognized in other comprehensive loss	$13,176	$(300)

For the year ending December 31, 2014, the estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $159 thousand and $20 thousand, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated at 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2013, 2012 or 2011. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.1 million in 2013 and $1.0 million in 2012 and 2011.

Supplemental Executive Retirement Plans

The Company has non-qualified Supplemental Executive Retirement Plans (“SERPs”) covering four former executives. The unfunded pension liability related to the SERPs was $2.1 million and $2.2 million at December 31, 2013 and 2012, respectively. SERP expense was $95 thousand, $1.3 million, and $67 thousand for 2013, 2012 and 2011, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

(18.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,452	$—	$134,452
Mortgage-backed securities	—	474,549	—	474,549
Asset-backed securities	—	399	—	399

	$—	$609,400	$—	$609,400

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,381	$—	$3,381
Collateral dependent impaired loans	—	—	9,227	9,227
Other assets:
Loan servicing rights	—	—	1,565	1,565
Other real estate owned	—	—	333	333

	$—	$3,381	$11,125	$14,506

2012
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$131,695	$—	$131,695
State and political subdivisions	—	195,210	—	195,210
Mortgage-backed securities	—	495,868	—	495,868
Asset-backed securities		1,023		1,023

	$—	$823,796	$—	$823,796

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,518	$—	$1,518
Collateral dependent impaired loans	—	—	2,364	2,364
Other assets:
Loan servicing rights	—	—	1,719	1,719
Other real estate owned	—	—	184	184

	$—	$1,518	$4,267	$5,785

There were no transfers between level 1 and 2 during the years ended December 31, 2013 and 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2013 and 2012.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$9,227	Appraisal of collateral (1)	Appraisal adjustments (2)	18% - 100% discount
		Discounted cash flow	Discount rate	4.6%(3)
			Risk premium rate	12.0%(3)
Loan servicing rights	$1,565	Discounted cash flow	Discount rate	5.2%(3)
			Constant prepayment rate	12.4%(3)
Other real estate owned	$333	Appraisal of collateral (1)	Appraisal adjustments (2)	28% - 44% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013. The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 is as follows (in thousands):

Securities available for sale, beginning of period	$1,636
Sales	(360)
Total gains (losses) realized/unrealized:
Included in earnings	331
Included in other comprehensive income	(102)
Transfers from Level 3 to Level 2	(1,505)

Securities available for sale, end of period	$—

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

December 31, 2013, 2012 and 2011

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

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31 (in thousands):

	Level in Fair Value Measurement Hierarchy	2013		2012
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$59,692	$59,692	$60,436	$60,436
Securities available for sale	Level 2	609,400	609,400	823,796	823,796
Securities held to maturity	Level 2	249,785	250,657	17,905	18,478
Loans held for sale	Level 2	3,381	3,381	1,518	1,547
Loans	Level 2	1,797,656	1,802,407	1,678,648	1,701,419
Loans (1)	Level 3	9,227	9,227	2,364	2,364
Accrued interest receivable	Level 1	8,150	8,150	7,843	7,843
FHLB and FRB stock	Level 2	19,663	19,663	12,321	12,321

Financial liabilities:
Non-maturity deposits	Level 1	1,724,133	1,724,133	1,606,856	1,606,856
Time deposits	Level 2	595,923	596,928	654,938	658,342
Short-term borrowings	Level 1	337,042	337,042	179,806	179,806
Accrued interest payable	Level 1	3,407	3,407	3,819	3,819

(1)	Comprised of collateral dependent impaired loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December) 31, 2013, 2012 and 2011

(19.)	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition	December 31,
	2013	2012
Assets:
Cash and due from subsidiary	$9,510	$6,602
Investment in and receivables due from subsidiary	245,071	246,535
Other assets	3,463	3,563

Total assets	$258,044	$256,700

Liabilities and shareholders’ equity:
Other liabilities	$3,205	$2,803
Shareholders’ equity	254,839	253,897

Total liabilities and shareholders’ equity	$258,044	$256,700

Condensed Statements of Income	Years ended December 31,
	2013	2012	2011
Dividends from subsidiary and associated companies	$15,000	$4,000	$9,233
Management and service fees from subsidiary	368	517	1,161
Other income	71	24	78

Total income	15,439	4,541	10,472

Operating expenses	2,906	2,732	3,787
Loss on extinguishment of debt	—	—	1,083

Total expenses	2,906	2,732	4,870

Income before income tax benefit and equity in undistributed earnings of subsidiary	12,533	1,809	5,602
Income tax benefit	1,020	991	1,539

Income before equity in undistributed earnings of subsidiary	13,553	2,800	7,141
Equity in undistributed earnings of subsidiary	11,977	20,649	15,658

Net income	$25,530	$23,449	$22,799

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(19.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$25,530	$23,449	$22,799
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(11,977)	(20,649)	(15,658)
Depreciation and amortization	47	65	116
Share-based compensation	407	526	1,105
Decrease in other assets	166	805	771
(Decrease) increase in other liabilities	(17)	44	(534)

Net cash provided by operating activities	14,156	4,240	8,599
Cash flows from financing activities:
Redemption of junior subordinated debentures	—	—	(16,702)
Proceeds from issuance of preferred and common shares, net of issuance costs	—	—	43,127
Purchase of preferred and common shares	(360)	(559)	(37,764)
Repurchase of warrant issued to U.S. Treasury	—	—	(2,080)
Proceeds from stock options exercised	448	69	91
Dividends paid	(11,218)	(8,866)	(7,564)
Other	(118)	97	20

Net cash used in financing activities	(11,248)	(9,259)	(20,872)

Net increase (decrease) in cash and cash equivalents	2,908	(5,019)	(12,273)
Cash and cash equivalents as of beginning of year	6,602	11,621	23,894

Cash and cash equivalents as of end of the year	$9,510	$6,602	$11,621

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2013, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During February 2014, Five Star Bank (the “Bank”) formed a wholly-owned subsidiary, Five Star REIT, Inc. (the “REIT”), to acquire a portion of the Bank’s assets, which will primarily be qualifying mortgage related loans. The Bank made an initial contribution of mortgage related loans to the REIT in return for common stock of the REIT. The REIT expects to purchase mortgage related loans from the Bank on a periodic basis going forward. The REIT entered into service agreements with the Bank for administrative and investment services. The Company expects the formation of the REIT to result in a lower effective tax rate for 2014 subject to New York State tax reform and future tax legislation.

The foregoing disclosure is being made on a voluntary basis and was not required to be disclosed on a Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1  - Election of Directors,” “Business Experience and Qualification of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Corporate Governance Overview” in the 2014 Proxy Statement and is incorporated herein by reference.

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

In response to this Item, the information set forth in the 2014 Proxy Statement under the headings “Compensation Discussion and Analysis” and “Executive Compensation Tables” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	192,934	$19.83	560,436
Equity compensation plans not approved by shareholders	—	$—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2014 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Overview” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2014 Proxy Statement under the headings “Audit Committee Report” and “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	Form of Restricted Stock Award Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 28, 2006

10.5	Form of Restricted Stock Award Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 23, 2008

10.6	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.7	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.8	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.9	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.10	Form of Restricted Stock Award Agreement Pursuant to the 2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013

10.11	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (Special, one-time Award)	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.12	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

Exhibit Number	Description	Location

10.13	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.14	Form of 2012 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.15	Form of 2012 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.14 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.16	Form of 2013 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013

10.17	Form of 2013 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013

10.18	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 5, 2012

10.19	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 23, 2013

10.20	Executive Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 23, 2013

10.21	Executive Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 23, 2013

10.22	Executive Agreement between Financial Institutions, Inc. and Ronald Mitchell McLaughlin	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated July 5, 2012

10.23	Executive Agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated July 5, 2012

10.24	Separation and release agreement between Five Star Bank and George D. Hagi	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated July 5, 2012

10.25	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008

10.26	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.27	Separation and release agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

10.28	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

*10.29	Assignment, Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Incorporated by reference to Exhibit 10.24 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

*10.30	Amendment No. 1 to Assignment, Purchase and Assumption Agreement, effective as of August 16, 2012, by and between Five Star Bank and First Niagara Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

Exhibit Number	Description	Location

*10.31	Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

*10.32	Amendment No. 1 to Purchase and Assumption Agreement, effective as of June 21, 2012, by and between Five Star Bank and First Niagara Bank, National Association.	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 28, 2012

10.33	Executive Agreement between Financial Institutions, Inc. and Karl F. Krebs	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 5, 2012

10.34	Separation and release agreement between Financial Institutions, Inc. and Karl F. Krebs	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2013, dated November 5, 2013

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Except for these agreements, all of our other material agreements consist of Management contracts, Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 12, 2014	By:	/s/ Martin K. Birmingham

Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2014
Martin K. Birmingham

/s/ Kevin B. Klotzbach	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2014
Kevin B. Klotzbach

/s/ Michael D. Grover	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2014
Michael D. Grover

/s/ Karl V. Anderson, Jr.	Director	March 12, 2014
Karl V. Anderson, Jr.

/s/ John E. Benjamin	Director, Chairman	March 12, 2014
John E. Benjamin

/s/ Barton P. Dambra	Director	March 12, 2014
Barton P. Dambra

/s/ Samuel M. Gullo	Director	March 12, 2014
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 12, 2014
Susan R. Holliday

/s/ Peter G. Humphrey	Director	March 12, 2014
Peter G. Humphrey

/s/ Erland E. Kailbourne	Director	March 12, 2014
Erland E. Kailbourne

/s/ Robert N. Latella	Director, Vice Chairman	March 12, 2014
Robert N. Latella

/s/ James L. Robinson	Director	March 12, 2014
James L. Robinson

/s/ James H. Wyckoff	Director	March 12, 2014
James H. Wyckoff