Form 10-Q
period 2014-03-31
FINANCIAL INSTITUTIONS INC
filed 2014-05-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The registrant had 13,851,876 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2014.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$72,307	$59,598
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	72,401	59,692
Securities available for sale, at fair value	674,650	609,400
Securities held to maturity, at amortized cost (fair value of $256,091 and $250,657, respectively)	253,576	249,785
Loans held for sale	900	3,381
Loans (net of allowance for loan losses of $27,152 and $26,736, respectively)	1,821,688	1,806,883
Company owned life insurance	49,582	49,171
Premises and equipment, net	36,121	36,009
Goodwill and other intangible assets, net	49,913	50,002
Other assets	56,788	64,313

Total assets	$3,015,619	$2,928,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$532,914	$535,472
Interest-bearing demand	541,660	470,733
Savings and money market	812,734	717,928
Certificates of deposit	646,112	595,923

Total deposits	2,533,420	2,320,056
Short-term borrowings	196,746	337,042
Other liabilities	22,588	16,699

Total liabilities	2,752,754	2,673,797

Shareholders’ equity:
Series A 3% preferred stock, $100 par value, 1,533 shares authorized and 1,496 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value, 200,000 shares authorized and 171,927 shares issued	17,193	17,193

Total preferred equity	17,342	17,342
Common stock, $0.01 par value, 50,000,000 shares authorized and 14,161,597 shares issued	142	142
Additional paid-in capital	67,182	67,574
Retained earnings	190,375	186,137
Accumulated other comprehensive (loss) income	(6,424)	(10,187)
Treasury stock, at cost – 308,614 and 332,242 shares, respectively	(5,752)	(6,169)

Total shareholders’ equity	262,865	254,839

Total liabilities and shareholders’ equity	$3,015,619	$2,928,636

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$20,267	$20,379
Interest and dividends on investment securities	4,792	4,369

Total interest income	25,059	24,748

Interest expense:
Deposits	1,525	1,671
Short-term borrowings	259	190

Total interest expense	1,784	1,861

Net interest income	23,275	22,887
Provision for loan losses	2,106	2,709

Net interest income after provision for loan losses	21,169	20,178

Noninterest income:
Service charges on deposits	2,250	2,141
ATM and debit card	1,174	1,249
Investments in limited partnerships	626	161
Investment advisory	563	699
Company owned life insurance	403	415
Loan servicing	154	73
Net gain on disposal of investment securities	313	892
Net gain on sale of loans held for sale	105	200
Net (loss) gain on disposal of other assets	(35)	1
Other	804	722

Total noninterest income	6,357	6,553

Noninterest expense:
Salaries and employee benefits	9,256	9,709
Occupancy and equipment	3,235	3,169
Professional services	972	937
Computer and data processing	723	704
Supplies and postage	512	680
FDIC assessments	422	361
Advertising and promotions	179	214
Other	1,914	1,810

Total noninterest expense	17,213	17,584

Income before income taxes	10,313	9,147
Income tax expense	3,094	2,998

Net income	$7,219	$6,149

Preferred stock dividends	366	368

Net income available to common shareholders	$6,853	$5,781

Earnings per common share (Note 2):
Basic	$0.50	$0.42
Diluted	$0.50	$0.42
Cash dividends declared per common share	$0.19	$0.18
Weighted average common shares outstanding:
Basic	13,773	13,717
Diluted	13,824	13,767

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three months ended
	March 31,
	2014	2013
Net income	$7,219	$6,149
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	3,744	(2,315)
Pension and post-retirement obligations	19	199

Total other comprehensive income (loss), net of tax	3,763	(2,116)

Comprehensive income	$10,982	$4,033

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2014 and 2013

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	—	—	—	6,149	—	—	6,149
Other comprehensive loss, net of tax	—	—	—	—	(2,116)	—	(2,116)
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series B-1 8.48% preferred stock	(52)	—	(1)	—	—	—	(53)
Share-based compensation plans:
Share-based compensation	—	—	102	—	—	—	102
Stock options exercised	—	—	(2)	—	—	15	13
Restricted stock awards issued, net	—	—	(496)	—	—	496	—
Excess tax benefit on share-based compensation	—	—	6	—	—	—	6
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(367)	—	—	(367)
Common-$0.18 per share	—	—	—	(2,471)	—	—	(2,471)

Balance at March 31, 2013	$17,419	$142	$67,319	$175,554	$1,137	$(6,641)	$254,930

Balance at January 1, 2014	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	—	—	—	7,219	—	—	7,219
Other comprehensive income, net of tax	—	—	—	—	3,763	—	3,763
Purchases of common stock for treasury	—	—	—	—	—	(194)	(194)
Share-based compensation plans:
Share-based compensation	—	—	103	—	—	—	103
Stock options exercised	—	—	—	—	—	110	110
Restricted stock awards issued, net	—	—	(501)	—	—	501	—
Excess tax benefit on share-based compensation	—	—	6	—	—	—	6
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.19 per share	—	—	—	(2,615)	—	—	(2,615)

Balance at March 31, 2014	$17,342	$142	$67,182	$190,375	$(6,424)	$(5,752)	$262,865

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,219	$6,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,013	1,051
Net amortization of premiums on securities	885	1,328
Provision for loan losses	2,106	2,709
Share-based compensation	103	102
Deferred income tax expense	275	1,702
Proceeds from sale of loans held for sale	4,804	10,288
Originations of loans held for sale	(3,071)	(10,712)
Increase in company owned life insurance	(403)	(415)
Net gain on sale of loans held for sale	(105)	(200)
Net gain on disposal of investment securities	(313)	(892)
Net loss (gain) on sale and disposal of other assets	35	(1)
Decrease in other assets	4,891	2,192
Increase (decrease) in other liabilities	3,111	(857)

Net cash provided by operating activities	20,550	12,444

Cash flows from investing activities:
Purchases of available for sale securities	(95,366)	(124,157)
Purchases of held to maturity securities	(5,735)	(1,076)
Proceeds from principal payments, maturities and calls on available for sale securities	16,617	45,067
Proceeds from principal payments, maturities and calls on held to maturity securities	4,398	1,483
Proceeds from sales of securities available for sale	19,470	952
Net loan originations	(16,155)	(13,570)
Purchases of company owned life insurance	(8)	(7)
Proceeds from sales of other assets	—	239
Purchases of premises and equipment	(1,071)	(1,712)

Net cash used in investing activities	(77,850)	(92,781)

Cash flows from financing activities:
Net increase in deposits	213,364	147,703
Net decrease in short-term borrowings	(140,296)	(40,186)
Repurchase of preferred stock	—	(53)
Purchase of common stock for treasury	(194)	(229)
Proceeds from stock options exercised	110	13
Excess tax benefit on share-based compensation, net	6	6
Cash dividends paid to common and preferred shareholders	(2,981)	(2,562)

Net cash provided by financing activities	70,009	104,692

Net increase in cash and cash equivalents	12,709	24,355
Cash and cash equivalents, beginning of period	59,692	60,436

Cash and cash equivalents, end of period	$72,401	$84,791

Supplemental information:
Cash paid for interest	$1,659	$1,812
Cash paid for income taxes	3,100	140
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	97	410
Accrued and declared unpaid dividends	2,981	2,839
Increase (decrease) in net unsettled security purchases	2,797	(43,978)
Loans transferred from held for sale to held for investment	853	—

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). Through its wholly-owned New York chartered banking subsidiary, Five Star Bank, Financial Institutions, Inc. offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Five Star Bank.

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued and determined that there were no subsequent events.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s consolidated statements of income and condition.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.)	EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2014	2013
Net income available to common shareholders	$6,853	$5,781
Weighted average common shares outstanding:
Total shares issued	14,162	14,162
Unvested restricted stock awards	(64)	(80)
Treasury shares	(325)	(365)

Total basic weighted average common shares outstanding	13,773	13,717
Incremental shares from assumed:
Exercise of stock options	22	7
Vesting of restricted stock awards	29	43

Total diluted weighted average common shares outstanding	13,824	13,767
Basic earnings per common share	$0.50	$0.42

Diluted earnings per common share	$0.50	$0.42

There were approximately 14 thousand and 151 thousand average shares subject to stock options which were excluded from the computation of diluted EPS for the three month periods ended March 31, 2014 and 2013, respectively, because the effect would be antidilutive.

(3.)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$190,967	$1,659	$2,132	$190,494
Mortgage-backed securities:
Federal National Mortgage Association	174,591	1,561	3,784	172,368
Federal Home Loan Mortgage Corporation	34,713	641	130	35,224
Government National Mortgage Association	60,857	2,164	113	62,908
Collateralized mortgage obligations:
Federal National Mortgage Association	65,427	339	1,708	64,058
Federal Home Loan Mortgage Corporation	104,334	232	3,656	100,910
Government National Mortgage Association	46,172	924	156	46,940
Privately issued	—	1,402	—	1,402

Total collateralized mortgage obligations	215,933	2,897	5,520	213,310

Total mortgage-backed securities	486,094	7,263	9,547	483,810
Asset-backed securities	18	328	—	346

Total available for sale securities	$677,079	$9,250	$11,679	$674,650

Securities held to maturity:
State and political subdivisions	$253,576	$2,578	$63	$256,091

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$135,840	$1,414	$2,802	$134,452
Mortgage-backed securities:
Federal National Mortgage Association	173,507	1,511	4,810	170,208
Federal Home Loan Mortgage Corporation	36,737	562	205	37,094
Government National Mortgage Association	61,832	2,152	142	63,842
Collateralized mortgage obligations:
Federal National Mortgage Association	63,838	261	3,195	60,904
Federal Home Loan Mortgage Corporation	102,660	169	5,856	96,973
Government National Mortgage Association	43,734	913	586	44,061
Privately issued	—	1,467	—	1,467

Total collateralized mortgage obligations	210,232	2,810	9,637	203,405

Total mortgage-backed securities	482,308	7,035	14,794	474,549
Asset-backed securities	18	381	—	399

Total available for sale securities	$618,166	$8,830	$17,596	$609,400

Securities held to maturity:
State and political subdivisions	$249,785	$1,340	$468	$250,657

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Proceeds from sales	$19,470	$952
Gross realized gains	313	892

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2014 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$49,052	$49,051
Due from one to five years	51,365	52,669
Due after five years through ten years	252,569	248,478
Due after ten years	324,093	324,452

	$677,079	$674,650

Debt securities held to maturity:
Due in one year or less	$24,841	$24,908
Due from one to five years	111,876	112,972
Due after five years through ten years	116,817	118,157
Due after ten years	42	54

	$253,576	$256,091

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$82,112	$1,072	$22,184	$1,060	$104,296	$2,132
Mortgage-backed securities:
Federal National Mortgage Association	96,533	2,416	25,166	1,368	121,699	3,784
Federal Home Loan Mortgage Corporation	8,490	130	—	—	8,490	130
Government National Mortgage Association	6,097	113	—	—	6,097	113
Collateralized mortgage obligations:
Federal National Mortgage Association	35,545	656	15,645	1,052	51,190	1,708
Federal Home Loan Mortgage Corporation	71,893	2,158	20,989	1,498	92,882	3,656
Government National Mortgage Association	8,417	156	—	—	8,417	156

Total collateralized mortgage obligations	115,855	2,970	36,634	2,550	152,489	5,520

Total mortgage-backed securities	226,975	5,629	61,800	3,918	288,775	9,547

Total available for sale securities	309,087	6,701	83,984	4,978	393,071	11,679
Securities held to maturity:
State and political subdivisions	10,907	63	—	—	10,907	63

Total temporarily impaired securities	$319,994	$6,764	$83,984	$4,978	$403,978	$11,742

December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$86,177	$2,788	$2,717	$14	$88,894	$2,802
Mortgage-backed securities:
Federal National Mortgage Association	103,778	3,491	20,689	1,319	124,467	4,810
Federal Home Loan Mortgage Corporation	14,166	205	—	—	14,166	205
Government National Mortgage Association	14,226	142	—	—	14,226	142
Collateralized mortgage obligations:
Federal National Mortgage Association	35,632	2,586	11,760	609	47,392	3,195
Federal Home Loan Mortgage Corporation	72,655	4,980	15,762	876	88,417	5,856
Government National Mortgage Association	8,396	586	—	—	8,396	586

Total collateralized mortgage obligations	116,683	8,152	27,522	1,485	144,205	9,637

Total mortgage-backed securities	248,853	11,990	48,211	2,804	297,064	14,794

Total available for sale securities	335,030	14,778	50,928	2,818	385,958	17,596
Securities held to maturity:
State and political subdivisions	72,269	468	—	—	72,269	468

Total temporarily impaired securities	$407,299	$15,246	$50,928	$2,818	$458,227	$18,064

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2014 was 141 compared to 331 at December 31, 2013. At March 31, 2014, the Company had positions in 21 investment securities with a fair value of $84.0 million and a total unrealized loss of $5.0 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 120 securities positions in the Company’s investment portfolio, with a fair value of $320.0 million and a total unrealized loss of $6.8 million at March 31, 2014, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES (Continued)

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the three months ended March 31, 2014 and 2013.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2014, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2014, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2014, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(4.)	LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan Costs (Fees)	Loans, Net
March 31, 2014
Commercial business	$268,308	$44	$268,352
Commercial mortgage	469,725	(962)	468,763
Residential mortgage	110,290	(126)	110,164
Home equity	326,744	5,604	332,348
Consumer indirect	620,916	26,630	647,546
Other consumer	21,488	179	21,667

Total	$1,817,471	$31,369	1,848,840

Allowance for loan losses			(27,152)

Total loans, net			$1,821,688

December 31, 2013
Commercial business	$265,751	$15	$265,766
Commercial mortgage	470,312	(1,028)	469,284
Residential mortgage	113,101	(56)	113,045
Home equity	320,658	5,428	326,086
Consumer indirect	609,390	26,978	636,368
Other consumer	22,893	177	23,070

Total	$1,802,105	$31,514	1,833,619

Allowance for loan losses			(26,736)

Total loans, net			$1,806,883

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $900 thousand and $3.4 million as of March 31, 2014 and December 31, 2013, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2014
Commercial business	$1,943	$—	$—	$1,943	$3,706	$262,659	$268,308
Commercial mortgage	1,290	—	—	1,290	9,545	458,890	469,725
Residential mortgage	468	—	—	468	760	109,062	110,290
Home equity	378	—	—	378	826	325,540	326,744
Consumer indirect	1,258	354	—	1,612	1,387	617,917	620,916
Other consumer	85	53	6	144	40	21,304	21,488

Total loans, gross	$5,422	$407	$6	$5,835	$16,264	$1,795,372	$1,817,471

December 31, 2013
Commercial business	$558	$199	$—	$757	$3,474	$261,520	$265,751
Commercial mortgage	800	—	—	800	9,663	459,849	470,312
Residential mortgage	542	—	—	542	1,078	111,481	113,101
Home equity	750	143	—	893	925	318,840	320,658
Consumer indirect	2,129	476	—	2,605	1,471	605,314	609,390
Other consumer	126	72	6	204	5	22,684	22,893

Total loans, gross	$4,905	$890	$6	$5,801	$16,616	$1,779,688	$1,802,105

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2014 and December 31, 2013. There were $6 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2014 and December 31, 2013. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Troubled Debt Restructurings

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying loans, however, forgiveness of principal is seldom granted. Commercial loans modified in a TDR may involve temporary interest-only payments, term extensions, reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, releasing collateral for consideration, or substituting or adding a new borrower or guarantor.

The following table presents information related to loans modified in a TDR during the quarterly periods indicated (dollars in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2014
Commercial business	—	$—	$—
Commercial mortgage	—	—	—

Total	—	$—	$—

March 31, 2013

Commercial business	2	$189	$181
Commercial mortgage	—	—	—

Total	2	$189	$181

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

All of the loans identified as TDRs by the Company during the three month period ended March 31, 2013 were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2014 or 2013. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no related allowance recorded:
Commercial business	$1,869	$2,420	$—	$1,831	$—
Commercial mortgage	1,095	1,126	—	937	—

	2,964	3,546	—	2,768	—
With an allowance recorded:
Commercial business	1,837	1,857	397	1,669	—
Commercial mortgage	8,450	8,850	926	8,657	—

	10,287	10,707	1,323	10,326	—

	$13,251	$14,253	$1,323	$13,094	$—

December 31, 2013
With no related allowance recorded:
Commercial business	$1,777	$2,273	$—	$659	$—
Commercial mortgage	875	906	—	760	—

	2,652	3,179	—	1,419	—
With an allowance recorded:
Commercial business	1,697	1,717	201	3,196	—
Commercial mortgage	8,788	9,188	1,057	3,758	—

	10,485	10,905	1,258	6,954	—

	$13,137	$14,084	$1,258	$8,373	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2014
Uncriticized	$249,625	$449,042
Special mention	8,133	3,713
Substandard	10,550	16,970
Doubtful	—	—

Total	$268,308	$469,725

December 31, 2013
Uncriticized	$250,553	$449,447
Special mention	6,311	6,895
Substandard	8,887	13,970
Doubtful	—	—

Total	$265,751	$470,312

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
March 31, 2014
Performing	$109,530	$325,918	$619,529	$21,442
Non-performing	760	826	1,387	46

Total	$110,290	$326,744	$620,916	$21,488

December 31, 2013
Performing	$112,023	$319,733	$607,919	$22,882
Non-performing	1,078	925	1,471	11

Total	$113,101	$320,658	$609,390	$22,893

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the three month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
March 31, 2014
Allowance for loan losses:
Beginning balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736
Charge-offs	68	—	78	106	2,455	269	2,976
Recoveries	29	7	21	11	1,105	113	1,286
Provision	455	230	53	99	1,104	165	2,106

Ending balance	$4,689	$7,980	$672	$1,371	$11,984	$456	$27,152

Evaluated for impairment:
Individually	$397	$926	$—	$—	$—	$—	$1,323

Collectively	$4,292	$7,054	$672	$1,371	$11,984	$456	$25,829

Loans:
Ending balance	$268,308	$469,725	$110,290	$326,744	$620,916	$21,488	$1,817,471

Evaluated for impairment:
Individually	$3,706	$9,545	$—	$—	$—	$—	$13,251

Collectively	$264,602	$460,180	$110,290	$326,744	$620,916	$21,488	$1,804,220

March 31, 2013
Allowance for loan losses:
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	239	3	162	269	1,718	252	2,643
Recoveries	37	14	17	37	805	137	1,047
Provision	485	379	73	233	1,510	29	2,709

Ending balance	$5,167	$6,971	$668	$1,283	$11,312	$426	$25,827

Evaluated for impairment:
Individually	$1,335	$657	$—	$—	$—	$—	$1,992

Collectively	$3,832	$6,314	$668	$1,283	$11,312	$426	$23,835

Loans:
Ending balance	$259,054	$425,586	$126,058	$287,844	$563,428	$24,581	$1,686,551

Evaluated for impairment:
Individually	$5,616	$2,767	$—	$—	$—	$—	$8,383

Collectively	$253,438	$422,819	$126,058	$287,844	$563,428	$24,581	$1,678,168

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS (Continued)

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

(5.)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $48.5 million as of March 31, 2014 and December 31, 2013. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company’s other intangible assets, consisting entirely of a core deposit intangible asset, were as follows (in thousands):

	March 31, 2014	December 31, 2013
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(665)	(576)

Net carrying value	$1,377	$1,466

Amortization expense for the core deposit intangible was $89 thousand and $101 thousand for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the estimated core deposit intangible amortization expense for the remainder of 2014 and each of the next five years is as follows (in thousands):

2014 (remainder of year)	$252
2015	296
2016	251
2017	205
2018	160
2019	115

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)	SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three month periods ended March 31, 2014 and 2013:

	Outstanding	Treasury	Issued
March 31, 2014
Shares outstanding at December 31, 2013	13,829,355	332,242	14,161,597
Restricted stock awards issued	33,842	(33,842)	—
Restricted stock awards forfeited	(7,037)	7,037	—
Stock options exercised	5,925	(5,925)	—
Treasury stock purchases	(9,102)	9,102	—

Shares outstanding at March 31, 2014	13,852,983	308,614	14,161,597

March 31, 2013
Shares outstanding at December 31, 2012	13,787,709	373,888	14,161,597
Restricted stock awards issued	33,035	(33,035)	—
Restricted stock awards forfeited	(6,237)	6,237	—
Stock options exercised	800	(800)	—
Treasury stock purchases	(11,349)	11,349	—

Shares outstanding at March 31, 2013	13,803,958	357,639	14,161,597

(7.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,650	$2,634	$4,016
Reclassification adjustment for net gains included in net income (1)	(450)	(178)	(272)

Total securities available for sale and transferred securities	6,200	2,456	3,744
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	44	18	26

Total pension and post-retirement obligations	32	13	19

Other comprehensive income	$6,232	$2,469	$3,763

March 31, 2013
Securities available for sale:
Change in unrealized gain/loss during the period	$(2,942)	$(1,166)	$(1,776)
Reclassification adjustment for net gains included in net income	(892)	(353)	(539)

Total securities available for sale	(3,834)	(1,519)	(2,315)
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	341	135	206

Total pension and post-retirement obligations	329	130	199

Other comprehensive loss	$(3,505)	$(1,389)	$(2,116)

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the three month periods ended March 31, 2014 and 2013 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
March 31, 2014
Balance at beginning of year	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income before reclassifications	4,016	—	4,016
Amounts reclassified from accumulated other comprehensive income	(272)	19	(253)

Net current period other comprehensive income	3,744	19	3,763

Balance at end of period	$(1,593)	$(4,831)	$(6,424)

March 31, 2013
Balance at beginning of year	$16,060	$(12,807)	$3,253
Other comprehensive (loss) income before reclassifications	(1,776)	—	(1,776)
Amounts reclassified from accumulated other comprehensive income	(539)	199	(340)

Net current period other comprehensive (loss) income	(2,315)	199	(2,116)

Balance at end of period	$13,745	$(12,608)	$1,137

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2014 and 2013 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2014	2013
Realized gain on sale of investment securities	$313	$892	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	137	—	Interest income

	450	892	Total before tax
	(178)	(353)	Income tax expense

	272	539	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	12	12	Salaries and employee benefits
Net actuarial losses (1)	(44)	(341)	Salaries and employee benefits

	(32)	(329)	Total before tax
	13	130	Income tax benefit

	(19)	(199)	Net of tax

Total reclassified for the period	$253	$340

(1)	These items are included in the computation of net periodic pension expense. See Note 9 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	SHARE-BASED COMPENSATION PLANS

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

The Company awarded grants of 22,642 shares of restricted common stock to certain members of management during the three months ended March 31, 2014. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2014. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2016. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2016.

The grant-date fair value of the TSR portion of the award granted during the three month period ended March 31, 2014 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.87 years, (ii) risk free interest rate of 0.62%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 39.4%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

In addition, the Company granted 11,200 shares of restricted common stock to management during the three months ended March 31, 2014. The shares will vest after completion of a three-year service requirement. The market price of the restricted stock awards on the date of grant was $21.19.

The restricted stock awards granted to management in 2014 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	65,040	$16.92
Granted	33,842	17.63
Vested	(24,728)	17.02
Forfeited	(7,037)	20.07

Outstanding at end of period	67,117	$16.91

As of March 31, 2014, there was $737 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.4 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.)	SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2014 or 2013. The following is a summary of stock option activity for the three months ended March 31, 2014 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	192,934	$19.83
Exercised	(5,925)	18.62
Expired	(15,623)	23.78

Outstanding and exercisable at end of period	171,386	$19.52	2.5	$602

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2014 and 2013 was $25 thousand and $3 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the three months ended March 31, 2014 and 2013 was $110 thousand and $13 thousand, respectively.

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

	Three months ended March 31,
	2014	2013
Salaries and employee benefits	$81	$85
Other noninterest expense	22	17

Total share-based compensation expense	$103	$102

(9.)	EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service cost	$479	$516
Interest cost on projected benefit obligation	574	505
Expected return on plan assets	(1,029)	(921)
Amortization of prior service credit	(12)	(12)
Amortization of net actuarial losses	44	341

Net periodic pension expense	$56	$429

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit	$434,700	$431,236
Standby letters of credit	10,403	8,618

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $532 thousand at March 31, 2014. There were no forward sales commitments outstanding as of December 31, 2013. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

Commitments to extend credit and letters of credit: Commitments to extend credit and fund letters of credit are principally at current interest rates, and, therefore, the carrying amount approximates fair value. The fair value of commitments is not material.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$190,494	$—	$190,494
Mortgage-backed securities	—	483,810	—	483,810
Asset-backed securities	—	346	—	346

	$—	$674,650	$—	$674,650

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$900	$—	$900
Collateral dependent impaired loans	—	—	8,964	8,964
Other assets:
Loan servicing rights	—	—	1,517	1,517
Other real estate owned	—	—	412	412

	$—	$900	$10,893	$11,793

December 31, 2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,452	$—	$134,452
Mortgage-backed securities	—	474,549	—	474,549
Asset-backed securities	—	399	—	399

	$—	$609,400	$—	$609,400

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,381	$—	$3,381
Collateral dependent impaired loans	—	—	9,227	9,227
Other assets:
Loan servicing rights	—	—	1,565	1,565
Other real estate owned	—	—	333	333

	$—	$3,381	$11,125	$14,506

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2014 and 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2014 and 2013.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$8,964	Appraisal of collateral (1)	Appraisal adjustments (2)	18% - 100% discount
		Discounted cash flow	Discount rate	4.5% (3)
			Risk premium rate	11.0% (3)
Loan servicing rights	1,517	Discounted cash flow	Discount rate	5.2% (3)
			Constant prepayment rate	11.2% (3)
Other real estate owned	412	Appraisal of collateral (1)	Appraisal adjustments (2)	39% - 49% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2014.

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

	Level in	March 31, 2014		December 31, 2013
	Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$72,401	$72,401	$59,692	$59,692
Securities available for sale	Level 2	674,650	674,650	609,400	609,400
Securities held to maturity	Level 2	253,576	256,091	249,785	250,657
Loans held for sale	Level 2	900	900	3,381	3,381
Loans	Level 2	1,812,724	1,816,875	1,797,656	1,802,407
Loans (1)	Level 3	8,964	8,964	9,227	9,227
Accrued interest receivable	Level 1	8,928	8,928	8,150	8,150
FHLB and FRB stock	Level 2	13,394	13,394	19,663	19,663
Financial liabilities:
Non-maturity deposits	Level 1	1,887,308	1,887,308	1,724,133	1,724,133
Time deposits	Level 2	646,112	646,986	595,923	596,928
Short-term borrowings	Level 1	196,746	196,746	337,042	337,042
Accrued interest payable	Level 1	3,532	3,532	3,407	3,407

(1)	Comprised of collateral dependent impaired loans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

We caution readers not to place undue reliance on any forward looking statements, which speak only as of the date made, and advise readers that various factors, including those identified under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

Financial Institutions, Inc. is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank (“the Bank”), we offer a wide range of services, including business and consumer loan and depository services, brokerage and investment advisory services, as well as other financial services and traditional banking services. During February 2014, the Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. as a special purpose real estate investment trust. For further discussion of Five Star REIT, Inc., refer to the “Income Taxes” section of this Management’s Discussion and Analysis. References in this report to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity and references to “the Bank” mean Five Star Bank.

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

Our business strategy is to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses and residents of the communities we serve. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from our larger competitors, allowing us to maintain long-standing and broad based banking relationships with our customers. Our core customers are primarily comprised of households, small- to medium-sized businesses and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products with personalized service. We believe that our level of personal service provides us with a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2014 First Quarter Results

Net income increased $1.1 million or 17% to $7.2 million for the first quarter of 2014 compared to $6.1 million for the first quarter of 2013. Net income available to common shareholders for the first quarter of 2014 was $6.9 million, or $0.50 per diluted share, compared with $5.8 million, or $0.42 per diluted share, for the first quarter of last year. Return on average equity was 11.19% and return on average assets was 0.99% for the first quarter of 2014 compared to 9.75% and 0.90%, respectively, for the first quarter of 2013.

Net interest income totaled $23.3 million in the first quarter 2014, up from $22.9 million in the first quarter 2013. Average earning assets were up $202.3 million, led by a $134.2 million increase in loans and a $68.2 million increase in investment securities in the first quarter of 2014 compared to the same quarter in 2013. The growth in earning assets was offset by a narrowing net interest margin. First quarter 2014 net interest margin was 3.52%, a decrease of 21 basis points from 3.73% reported in the first quarter of 2013.

The provision for loans losses was $2.1 million in the first quarter of 2014, improved from $2.7 million in the first quarter of 2013. Net charge-offs during the recent quarter were $1.7 million, up from $1.6 million in the first quarter of 2013. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.37% during the first three months of 2014 compared with 0.38% in the first quarter of 2013.

Noninterest income totaled $6.4 million in the first quarter of 2014, compared to $6.6 million in the first quarter of 2013. Included in these totals are gains realized from the sale of investment securities. Exclusive of those gains, noninterest income was $6.0 million in the recently completed quarter and $5.7 million in the first quarter of 2013. The main factor contributing to the higher noninterest income was income of $626 thousand from investments in limited partnerships in the first quarter of 2014, compared to $161 thousand in the first quarter of 2013. The Company’s investments in limited partnerships are primarily small business investment companies.

Noninterest expense in the first quarter of 2014 totaled $17.2 million compared with $17.6 million in the first quarter of 2013. The declines in noninterest expense were largely due to decreases in salaries and employee benefits due to lower pension and benefit costs during the first quarter of 2014.

The regulatory Tier 1 risk-based capital ratio at March 31, 2014, was 10.89%, up from 10.84% a year ago. The increase in the regulatory Tier 1 risk-based capital ratio reflected an increase in Tier 1 capital, partially offset by an increase in risk-weighted assets caused by organic balance sheet growth.

2014 Expectations

Net interest income is expected to increase moderately. We anticipate an increase in earning assets as we remained focused on loan growth, which will be partly funded with expected paydowns and liquidity from our securities portfolio. However, those benefits to net interest income are expected to be partially offset by continued downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment, while the opportunity for deposit repricing is limited.

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

Noninterest income, excluding the impact of any securities gains and investments in limited partnerships, is expected to be slightly higher than recent levels, reflecting our continued efforts to increase both account and transaction-based fee income. Management will continue to explore opportunities to increase noninterest income from non-deposit related sources, which may include expanding the products and services we offer through strategic acquisitions of insurance, wealth management and mortgage banking businesses.

Noninterest expense is expected to remain around current levels as we remain committed to diligent expense control.

We do not expect significant changes in overall asset quality and allowance measurements.

The effective tax rate for 2014 is expected to be approximately 30%, primarily reflecting the impacts of tax-exempt income, tax advantaged investments, and the formation of our real estate investment trust in early 2014.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2014	2013
Interest income per consolidated statements of income	$25,059	$24,748
Adjustment to fully taxable equivalent basis	695	628

Interest income adjusted to a fully taxable equivalent basis	25,754	25,376
Interest expense per consolidated statements of income	1,784	1,861

Net interest income on a taxable equivalent basis	$23,970	$23,515

2014 Leverage Strategy

During the first quarter of 2014, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities of approximately $50 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities. While the underlying leverage strategy contributed to a lower net interest margin, it successfully increased tax-equivalent net interest income by approximately $270 thousand in the first quarter of 2014.

Analysis of Net Interest Income for the Three Month Periods ended March 31, 2014 and 2013

Net interest income on a taxable equivalent basis for the three months ended March 31, 2014, was $24.0 million, an increase of $455 thousand or 2% versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.8 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.4 million).

Actions by the Federal Open Market Committee of the Federal Reserve Board have compressed net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets. Throughout 2013 and thus far into 2014, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in the current low rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry. It is expected that these challenges will continue until interest rates rise.

The net interest margin for the first quarter of 2014 was 3.52%, 21 basis points lower than 3.73% for the same period in 2013. This comparable period decrease was a function of a 20 basis point decrease in interest rate spread, combined with a lower contribution from net free funds of one basis point (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of a 24 basis point decrease in the yield on earning assets and a 4 basis point decrease in the cost of interest-bearing liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the first quarter of 2014, the yield on average earning assets of 3.79% was 24 basis points lower than the first quarter of 2013. Loan yields decreased 38 basis points to 4.45%. Commercial mortgage and consumer indirect loans in particular, down 40 and 57 basis points, respectively, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities increased 4 basis points to 2.43%. Overall, earning asset rate changes reduced interest income by $1.5 million during the first quarter of 2014, but that was more than offset by a favorable volume variance that drove a $1.9 million increase in interest income.

The cost of average interest-bearing liabilities of 0.33% in the first quarter of 2014 was 4 basis points lower than the first quarter of 2013. The cost of short-term funding decreased 2 basis points to 0.38% for the first quarter of 2014. The interest-bearing liability rate changes resulted in $123 thousand of lower interest expense, which was partly offset by a $46 thousand volume-related increase in interest expense.

Average interest-earning assets were $2.75 billion for first quarter 2014, an increase of $202.3 million or 8% from the comparable quarter last year, with average loans up $134.2 million and average securities up $68.2 million. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $90.5 million and $60.7 million, respectively, partially offset by a $17.0 million decrease in residential mortgage loans. The growth in average securities was primarily a result of our previously described leverage strategy.

Average interest-bearing liabilities of $2.17 billion in first quarter of 2014 were $138.1 million or 7% higher than the first quarter of 2013. On average, interest-bearing deposits grew $55.1 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $42.4 million. The increase in average deposits was mainly due to an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARs”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Average short-term borrowings increased $83.0 million between the first quarter periods, largely due to the incremental borrowings associated with the previously mentioned 2014 leverage strategy.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$316	$—	0.08%	$320	$—	0.21%
Investment securities (1):
Taxable	654,513	3,501	2.14	622,924	3,202	2.06
Tax-exempt (2)	249,924	1,986	3.18	213,346	1,795	3.37

Total investment securities	904,437	5,487	2.43	836,270	4,997	2.39
Loans:
Commercial business	265,137	2,911	4.45	258,958	2,871	4.50
Commercial mortgage	472,733	5,506	4.72	418,248	5,285	5.12
Residential mortgage	113,390	1,373	4.85	130,425	1,650	5.06
Home equity	328,833	3,283	4.05	288,993	3,021	4.24
Consumer indirect	642,241	6,584	4.16	588,068	6,852	4.73
Other consumer	22,062	610	11.22	25,535	700	11.12

Total loans	1,844,396	20,267	4.45	1,710,227	20,379	4.83

Total interest-earning assets	2,749,149	25,754	3.79	2,546,817	25,376	4.03

Allowance for loan losses	(26,750)			(24,785)
Other noninterest-earning assets	243,001			258,177

Total assets	$2,965,400			$2,780,209

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$511,073	$160	0.13%	$494,654	$138	0.11%
Savings and money market	761,799	235	0.13	693,684	220	0.13
Certificates of deposit	618,126	1,130	0.74	647,551	1,313	0.82

Total interest-bearing deposits	1,890,998	1,525	0.33	1,835,889	1,671	0.37
Short-term borrowings	274,414	259	0.38	191,412	190	0.40

Total interest-bearing liabilities	2,165,412	1,784	0.33	2,027,301	1,861	0.37

Noninterest-bearing demand deposits	524,346			481,909
Other noninterest-bearing liabilities	14,019			15,167
Shareholders’ equity	261,623			255,832

Total liabilities and shareholders’ equity	$2,965,400			$2,780,209

Net interest income (tax-equivalent)		$23,970			$23,515

Interest rate spread			3.46%			3.66%

Net earning assets	$583,737			$519,516

Net interest margin (tax-equivalent)			3.52%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.96%			125.63%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended
	March 31, 2014 vs. 2013
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—
Investment securities:
Taxable	166	133	299
Tax-exempt	295	(104)	191

Total investment securities	461	29	490
Loans:
Commercial business	68	(28)	40
Commercial mortgage	655	(434)	221
Residential mortgage	(208)	(69)	(277)
Home equity	402	(140)	262
Consumer indirect	598	(866)	(268)
Other consumer	(96)	6	(90)

Total loans	1,419	(1,531)	(112)

Total interest income	1,880	(1,502)	378

Interest expense:
Deposits:
Interest-bearing demand	5	17	22
Savings and money market	21	(6)	15
Certificates of deposit	(58)	(125)	(183)

Total interest-bearing deposits	(32)	(114)	(146)
Short-term borrowings	78	(9)	69

Total interest expense	46	(123)	(77)

Net interest income	$1,834	$(1,379)	$455

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2014 was $2.1 million, compared to $2.7 million for the same period in 2013. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Service charges on deposits	$2,250	$2,141
ATM and debit card	1,174	1,249
Investments in limited partnerships	626	161
Investment advisory	563	699
Company owned life insurance	403	415
Loan servicing	154	73
Net gain on disposal of investment securities	313	892
Net gain on sale of loans held for sale	105	200
Net (loss) gain on disposal of other assets	(35)	1
Other	804	722

Total noninterest income	$6,357	$6,553

Service charges on deposit accounts for the three months ended March 31, 2014 increased $109 thousand or 5%, compared to the same period in 2013. The increase was primarily due to an increase in service charges on consumer accounts as we repositioned the fee structure for our consumer checking accounts in the second quarter of 2013.

ATM and debit card income decreased $75 thousand to $1.2 million in the first in three months of 2014 compared to the same period last year based on lower transaction volumes due to card reissuance associated with third-party security breaches.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $626 thousand in the first quarter of 2014, an increase of $465 thousand when compared to the first quarter of 2013.

Investment advisory income decreased $136 thousand or 19% for the first quarter of 2014 compared to 2013. Investment advisory income fluctuates mainly due to sales volume, which decreased during the first quarter of 2014.

Loan servicing income increased $81 thousand during the first quarter of 2014 compared to the same quarter last year. The increase was a result of slower amortization of servicing rights consistent with reduced refinancing activity in the sold and serviced portfolio, combined with smaller adjustments to the valuation allowance for capitalized mortgage servicing assets compared to the first quarter of 2013, partially offset by lower fees collected due to a decrease in the sold and serviced portfolio.

Noninterest income in the first quarter 2014 included gains totaling $313 thousand from the sale of five agency securities and one mortgage backed security. All of the gains realized during the first quarter of 2013 resulted from the sale of pooled trust-preferred securities that were written down in prior periods and included in non-performing assets prior to their sale. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Salaries and employee benefits	$9,256	$9,709
Occupancy and equipment	3,235	3,169
Professional services	972	937
Computer and data processing	723	704
Supplies and postage	512	680
FDIC assessments	422	361
Advertising and promotions	179	214
Other	1,914	1,810

Total noninterest expense	$17,213	$17,584

Salaries and benefits expense decreased by $453 thousand or 5% in the first quarter of 2014 compared to the same period in 2013. A decrease in salaries was primarily due to lower base salaries as a result of fewer full-time equivalent employees (“FTEs”). We have managed to lower our FTEs through a combination of attrition and selected branch closures. The decrease in employee benefits was primarily due to lower expense related to our defined benefit retirement plans. We recognized a combined net periodic pension expense of $56 thousand on our pension and post-retirement obligations during the first quarter of 2014 compared to a combined net periodic pension expense of $429 thousand during the first quarter of 2013.

Supplies and postage expense decreased by $168 thousand or 25% in the first quarter of 2014 compared to the same period in 2013. The first quarter of 2013 included expenses for additional print materials related to new product launches.

FDIC assessments increased $61 thousand during the first quarter of 2014 compared to the same quarter last year, a direct result of the growth in our balance sheet.

Advertising and promotions costs were down $35 thousand or 16% in the first quarter of 2014 compared to the same period a year earlier due to the timing of marketing campaigns.

Other noninterest expense was $1.9 million in the first quarter of 2014 compared to $1.8 million in the first quarter of 2013. The first quarter of 2014 included expenses related to our digital marketing initiatives, including the launch of new retail checking account products in the second quarter of 2013.

Our efficiency ratio for the first quarter of 2014 was 56.96% compared with 59.87% for the first quarter of 2013. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

Income Taxes

For the three months ended March 31, 2014, we recorded income tax expense of $3.1 million, versus $3.0 million a year ago. The effective tax rates for the first quarters of 2014 and 2013 were 30.0% and 32.8%, respectively. Our increased income tax expense due to higher pre-tax income was partially offset by the lower effective tax rate, reflecting tax savings generated by our real estate investment trust, which was funded during February 2014. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

During February 2014, the Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. (the “REIT”), to acquire a portion of the Bank’s assets, which will primarily be qualifying mortgage related loans. The Bank made an initial contribution of mortgage related loans to the REIT in return for common stock of the REIT. The REIT expects to purchase mortgage related loans from the Bank on a periodic basis going forward. The REIT entered into service agreements with the Bank for administrative and investment services. We expect the formation of the REIT to result in a lower effective tax rate for 2014.

In March 2014, the New York legislature approved changes in the state tax law which will lower our state income tax rate from 7.1% to 6.5%. The changes will be phased in over two years, beginning in 2015. This lower state tax rate going forward will reduce the benefit provided by the Company’s existing deferred tax items. We are currently reviewing the impact of the tax law changes but do not expect they will have a material impact on our consolidated statements of income and condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$190,967	$190,494	$135,840	$134,452
Mortgage-backed securities:
Agency mortgage-backed securities	486,094	482,408	482,308	473,082
Non-Agency mortgage-backed securities	—	1,402	—	1,467
Asset-backed securities (1)	18	346	18	399

Total available for sale securities	677,079	674,650	618,166	609,400
Securities held to maturity:
State and political subdivisions	253,576	256,091	249,785	250,657

Total investment securities	$930,655	$930,741	$867,951	$860,057

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

The available for sale (“AFS”) investment securities portfolio increased $65.3 million or 11%, from $609.4 million at December 31, 2013 to $674.7 million at March 31, 2014. The AFS portfolio had net unrealized losses totaling $2.4 million and $8.8 million at March 31, 2014 and December 31, 2013, respectively. The unrealized losses on the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

As previously discussed, we utilized the proceeds from short-term FHLB advances to purchase high-quality investment securities as part of our leverage strategy of approximately $50 million implemented during the first quarter of 2014. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

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

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the three month periods ended March 31, 2014 and 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial business	$268,352	14.5%	$265,766	14.5%
Commercial mortgage	468,763	25.4	469,284	25.6

Total commercial	737,115	39.9	735,050	40.1
Residential mortgage	110,164	6.0	113,045	6.2
Home equity	332,348	18.0	326,086	17.8
Consumer indirect	647,546	35.0	636,368	34.7
Other consumer	21,667	1.1	23,070	1.2

Total consumer	1,001,561	54.1	985,524	53.7

Total loans	1,848,840	100.0%	1,833,619	100.0%

Allowance for loan losses	27,152		26,736

Total loans, net	$1,821,688		$1,806,883

Total loans increased $15.2 million to $1.85 billion at March 31, 2014 from $1.83 billion at December 31, 2013. The increase in loans was attributable to organic growth, primarily in the home equity and consumer indirect loan portfolios, partially offset by a decline in residential mortgages.

Commercial loans increased $2.1 million and represented 39.9% of total loans as of March 31, 2014, a result of our continued commercial business development efforts; although we believe production in the first quarter was lower due to the harsh Northeast winter, which negatively impacted commercial business activities.

Residential mortgage loans decreased $2.8 million to $110.2 million as of March 31, 2014 in comparison to $113.0 million as of December 31, 2013. This category of loans decreased as we continue to sell the majority of newly originated and refinanced residential mortgages to the secondary market rather than being added to our portfolio, coupled with our focus on home equity lending.

Our home equity portfolio, which consists of home equity loans and lines, totaled $332.3 million as of March 31, 2014, up $6.3 million or 2% compared to December 31, 2013. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans. As of March 31, 2014, approximately 77% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $11.3 million to $647.5 million as of March 31, 2014, from $636.4 million as of December 31, 2013, reflecting our continued focus on consumer indirect lending. During the first quarter of 2014, we originated $77.1 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. During the first quarter of 2013, we originated $64.4 million in indirect auto loans with an equal mix of new and used auto.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $900 thousand and $3.4 million as of March 31, 2014 and December 31, 2013, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in our consolidated statements of financial condition, amounted to $233.6 million as of March 31, 2014 and $237.9 million as of December 31, 2013, as runoff has outpaced production in the first quarter of 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis Three months ended March 31,
	2014	2013
Balance as of beginning of period	$26,736	$24,714
Charge-offs:
Commercial business	68	239
Commercial mortgage	—	3
Residential mortgage	78	162
Home equity	106	269
Consumer indirect	2,455	1,718
Other consumer	269	252

Total charge-offs	2,976	2,643
Recoveries:
Commercial business	29	37
Commercial mortgage	7	14
Residential mortgage	21	17
Home equity	11	37
Consumer indirect	1,105	805
Other consumer	113	137

Total recoveries	1,286	1,047

Net charge-offs	1,690	1,596
Provision for loan losses	2,106	2,709

Balance at end of period	$27,152	$25,827

Net loan charge-offs to average loans (annualized)	0.37%	0.38%
Allowance for loan losses to total loans	1.47%	1.50%
Allowance for loan losses to non-performing loans	167%	220%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2014.

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

Net charge-offs of $1.7 million in the first quarter of 2014 represented 0.37% of average loans on an annualized basis compared to $1.6 million or 0.38% in the first quarter of 2013. The allowance for loan losses was $27.2 million at March 31, 2014, compared with $25.8 million at December 31, 2013. The ratio of the allowance for loan losses to total loans was 1.47% at March 31, 2014, compared with 1.50% at December 31, 2013. The ratio of allowance for loan losses to non-performing loans was 167% at March 31, 2014, compared with 220% at December 31, 2013. The decrease in the allowance for loan losses to non-performing loans was a result of a single commercial credit that was classified as non-performing during the fourth quarter of 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31, 2014	December 31, 2013
Nonaccrual loans:
Commercial business	$3,706	$3,474
Commercial mortgage	9,545	9,663
Residential mortgage	760	1,078
Home equity	826	925
Consumer indirect	1,387	1,471
Other consumer	40	5

Total nonaccrual loans	16,264	16,616
Accruing loans 90 days or more delinquent	6	6

Total non-performing loans	16,270	16,622
Foreclosed assets	412	333
Non-performing investment securities	113	128

Total non-performing assets	$16,795	$17,083

Non-performing loans to total loans	0.88%	0.91%
Non-performing assets to total assets	0.56%	0.58%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three months ended March 31, 2014 was as follows (in thousands):

Nonaccrual loans at January 1, 2014	$16,616
Additions	6,110
Payments	(3,064)
Charge-offs	(2,847)
Returned to accruing status	(454)
Transferred to other real estate or repossessed assets	(97)

Nonaccrual loans at March 31, 2014	$16,264

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at March 31, 2014 were $16.8 million, a decrease of $288 thousand from $17.1 million at December 31, 2013. The primary component of non-performing assets is non-performing loans, which were $16.3 million or 0.88% of total loans at March 31, 2014, a decrease of $352 thousand from $16.6 million or 0.91% of total loans at December 31, 2013. Approximately $12.6 million, or 77%, of the $16.3 million in non-performing loans as of March 31, 2014 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $8.7 million at March 31, 2014. We had no TDRs that were accruing interest as of March 31, 2014.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented six properties totaling $412 thousand at March 31, 2014 and four properties totaling $333 thousand at December 31, 2013.

Non-performing investment securities for which we have stopped accruing interest were $113 thousand at March 31, 2014, compared to $128 thousand at December 31, 2013. Non-performing investment securities are included in non-performing assets at fair value and are comprised of pooled trust preferred securities. There have been no securities transferred to non-performing status since the first quarter of 2009. We continue to monitor the market for these securities and evaluate the potential for future dispositions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $14.3 million and $9.7 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2014 and December 31, 2013, respectively. Included in potential problem loans at March 31, 2014 are three credit relationships with principal balance totaling $5.1 million, consisting of $2.4 million in commercial mortgage loans and $2.7 million in commercial business loans, which were downgraded to substandard status from special mention during the first quarter of 2014.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$532,914	21.0%	$535,472	23.1%
Interest-bearing demand	541,660	21.4	470,733	20.3
Savings and money market	812,734	32.1	717,928	30.9
Certificates of deposit < $100,000	364,509	14.4	369,915	16.0
Certificates of deposit of $100,000 or more	281,603	11.1	226,008	9.7

Total deposits	$2,533,420	100.0%	$2,320,056	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2014, total deposits were $2.53 billion, representing an increase of $213.4 million in comparison to $2.32 billion as of December 31, 2013. Public deposit balances increased $165.3 million during the first quarter of 2014 due largely to the seasonality of municipal cash flows. Certificates of deposit were approximately 26% of total deposits at March 31, 2014 and December 31, 2013. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.83 billion and $1.79 billion at March 31, 2014 and December 31, 2013, respectively, and represented 72% and 77% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $698.8 million and $533.5 million at March 31, 2014 and December 31, 2013, respectively, and represented 28% and 23% of total deposits as of the end of each period, respectively.

We had no traditional brokered deposits at March 31, 2014 or December 31, 2013; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $96.1 million and $76.1 million, respectively, at March 31, 2014, compared to $61.3 million and $56.4 million, respectively, at December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013
Short-term borrowings:
Repurchase agreements	$38,046	$39,042
Short-term FHLB borrowings	158,700	298,000

Total short-term borrowings	$196,746	$337,042

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of March 31, 2014 or December 31, 2013.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $80 million of immediate credit capacity with FHLB as of March 31, 2014. We had approximately $491 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at March 31, 2014. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks at March 31, 2014. Additionally, we had approximately $51 million of unencumbered liquid securities available for pledging.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2014 consisted of $14.0 million in overnight borrowings and $144.7 million in short-term advances. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances. Overnight FHLB borrowings outstanding at the end of 2013 were paid down during the first quarter of 2014 as a result of the aforementioned seasonal inflow of municipal deposits.

As previously discussed, during the first quarter of 2014 we leveraged our balance sheet through the execution of short-term FHLB advances in order to acquire investment securities to take advantage of the positive interest rate spread and increase net interest income.

Shareholders’ Equity

Shareholders’ equity was $262.9 million at March 31, 2014, an increase of $8.1 million from $254.8 million at December 31, 2013. Net income for the year increased shareholders’ equity by $7.2 million, which was partially offset by common and preferred stock dividends declared of $3.0 million. Accumulated other comprehensive income included in shareholders’ equity increased $3.8 million during the first three months of 2014 due primarily to lower net unrealized losses on securities available for sale.

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

Our cash and cash equivalents were $72.4 million as of March 31, 2014, up $12.7 million from $59.7 million as of December 31, 2013. Our net cash provided by operating activities totaled $20.6 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $77.9 million, which included outflows of $16.2 million for net loan originations and $60.6 million from net investment securities transactions. Net cash provided by financing activities of $70.0 million was attributed to a $213.4 million increase in deposits, partially offset by a $140.3 million decrease in short-term borrowings and $3.0 million in dividend payments.

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.3 million of preferred stock at March 31, 2014 and December 31, 2013. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

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

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2014	2013
Total shareholders’ equity	$262,865	$254,839
Less: Unrealized (loss) gain on securities available for sale, net of tax	(1,467)	(5,293)
Net unrecognized gain on available for sale securities transferred to held to maturity, net of tax	(126)	(44)
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(4,831)	(4,850)
Disallowed goodwill and other intangible assets	49,913	50,002

Tier 1 capital	$219,376	$215,024

Adjusted average total assets (for leverage capital purposes)	$2,922,244	$2,816,491

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.51%	7.63%
Total Tier 1 capital	$219,376	$215,024
Plus: Qualifying allowance for loan losses	25,208	24,854

Total risk-based capital	$244,584	$239,878

Net risk-weighted assets	$2,014,730	$1,986,473

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.89%	10.82%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.14%	12.08%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

		Actual		For Capital Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Tier 1 leverage:	Company	$219,376	7.51%	$116,890	4.00%	$146,112	5.00%
	Bank	207,938	7.12	116,871	4.00	146,088	5.00
Tier 1 capital:	Company	219,376	10.89	80,589	4.00	120,884	6.00
	Bank	207,938	10.33	80,530	4.00	120,795	6.00
Total risk-based capital:	Company	244,584	12.14	161,178	8.00	201,473	10.00
	Bank	233,128	11.58	161,059	8.00	201,324	10.00
December 31, 2013
Tier 1 leverage:	Company	$215,024	7.63%	$112,660	4.00%	$140,825	5.00%
	Bank	204,336	7.27	112,498	4.00	140,622	5.00
Tier 1 capital:	Company	215,024	10.82	79,459	4.00	119,188	6.00
	Bank	204,336	10.31	79,291	4.00	118,937	6.00
Total risk-based capital:	Company	239,878	12.08	158,918	8.00	198,647	10.00
	Bank	229,139	11.56	158,583	8.00	198,228	10.00

The leverage ratio decreased as of March 31, 2014 when compared to December 31, 2013 as a result of an increase in average assets that more than offset the increase in Tier 1 capital.

Basel III Capital Rules

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” under the new rules. The final rules approved by the FRB and the FDIC in July 2013 and April 2014, respectively, did not address the proposed liquidity coverage ratio test and the net stable funding ratio test called for by the Basel III liquidity framework. Management will continue to monitor the developments related to these proposals and their potential impact to our capital requirements.

Dividend Restrictions

In the ordinary course of business we are dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2013 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 12, 2014. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2013 to March 31, 2014. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At March 31, 2014, the Company was generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2015 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(997)	$1,706	$3,953	$3,918
% Change	(1.04)%	1.79%	4.14%	4.10%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2014 and December 31, 2013. The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2014 and December 31, 2013. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	March 31, 2014			December 31, 2013
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	474,170			466,008
- 100 Basis Points	$476,752	$2,582	0.54%	$476,323	$10,315	2.21%
+ 100 Basis Points	463,790	(10,380)	(2.19)	452,155	(13,853)	(2.97)
+ 200 Basis Points	449,743	(24,427)	(5.15)	435,424	(30,584)	(6.56)

The Pre-Shock Scenario EVE was $474.2 million at March 31, 2014, compared to $466.0 million at December 31, 2013. The increase in the Pre-Shock Scenario EVE at March 31, 2014, compared to December 31, 2013 resulted primarily from a more favorable valuation of non-maturity deposits, fixed-rate residential loans and mortgage backed securities that reflected alternative funding and investment rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $435.4 million at December 31, 2013 to $449.7 million at March 31, 2014, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from (6.56)% at December 31, 2013 to (5.15)% at March 31, 2014. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of March 31, 2014, compared to December 31, 2013.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated March 12, 2014, as filed with the Securities and Exchange Commission.

ITEM 1A. Risk Factors

The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated March 12, 2014, as filed with the Securities and Exchange Commission.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 6, 2014
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, May 6, 2014
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, May 6, 2014
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)