Form 10-Q
period 2014-06-30
FINANCIAL INSTITUTIONS INC
filed 2014-08-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The registrant had 13,863,226 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2014.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$64,738	$59,598
Federal funds sold and interest-bearing deposits in other banks	94	94

Total cash and cash equivalents	64,832	59,692
Securities available for sale, at fair value	601,903	609,400
Securities held to maturity, at amortized cost (fair value of $266,640 and $250,657, respectively)	262,057	249,785
Loans held for sale	201	3,381
Loans (net of allowance for loan losses of $27,166 and $26,736, respectively)	1,869,498	1,806,883
Company owned life insurance	50,033	49,171
Premises and equipment, net	35,925	36,009
Goodwill and other intangible assets, net	49,826	50,002
Other assets	58,989	64,313

Total assets	$2,993,264	$2,928,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$551,229	$535,472
Interest-bearing demand	507,083	470,733
Savings and money market	766,594	717,928
Certificates of deposit	625,172	595,923

Total deposits	2,450,078	2,320,056
Short-term borrowings	254,683	337,042
Other liabilities	18,676	16,699

Total liabilities	2,723,437	2,673,797

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 and 1,496 shares issued, respectively	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 and 171,927 shares issued, respectively	17,191	17,193

Total preferred equity	17,340	17,342
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,161,597 shares issued	142	142
Additional paid-in capital	67,223	67,574
Retained earnings	194,418	186,137
Accumulated other comprehensive (loss) income	(3,720)	(10,187)
Treasury stock, at cost – 299,121 and 332,242 shares, respectively	(5,576)	(6,169)

Total shareholders’ equity	269,827	254,839

Total liabilities and shareholders’ equity	$2,993,264	$2,928,636

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$20,230	$20,064	$40,497	$40,443
Interest and dividends on investment securities	4,653	4,278	9,445	8,647

Total interest income	24,883	24,342	49,942	49,090

Interest expense:
Deposits	1,577	1,665	3,102	3,336
Short-term borrowings	203	153	462	343

Total interest expense	1,780	1,818	3,564	3,679

Net interest income	23,103	22,524	46,378	45,411
Provision for loan losses	1,758	1,193	3,864	3,902

Net interest income after provision for loan losses	21,345	21,331	42,514	41,509

Noninterest income:
Service charges on deposits	2,241	2,568	4,491	4,709
ATM and debit card	1,257	1,317	2,431	2,566
Investment advisory	561	650	1,124	1,349
Company owned life insurance	425	438	828	853
Investments in limited partnerships	81	136	707	297
Loan servicing	176	152	330	225
Net gain on disposal of investment securities	949	332	1,262	1,224
Net gain on sale of loans held for sale	50	35	155	235
Net gain (loss) on disposal of other assets	24	38	(11)	39
Other	813	710	1,617	1,432

Total noninterest income	6,577	6,376	12,934	12,929

Noninterest expense:
Salaries and employee benefits	9,063	9,226	18,319	18,935
Occupancy and equipment	3,139	3,035	6,374	6,204
Professional services	1,384	1,093	2,356	2,030
Computer and data processing	777	812	1,500	1,516
Supplies and postage	535	608	1,047	1,288
FDIC assessments	388	364	810	725
Advertising and promotions	214	253	393	467
Other	2,308	2,071	4,222	3,881

Total noninterest expense	17,808	17,462	35,021	35,046

Income before income taxes	10,114	10,245	20,427	19,392
Income tax expense	3,082	3,395	6,176	6,393

Net income	$7,032	$6,850	$14,251	$12,999

Preferred stock dividends	365	367	731	735

Net income available to common shareholders	$6,667	$6,483	$13,520	$12,264

Earnings per common share (Note 2):
Basic	$0.48	$0.47	$0.98	$0.89
Diluted	$0.48	$0.47	$0.98	$0.89
Cash dividends declared per common share	$0.19	$0.18	$0.38	$0.36
Weighted average common shares outstanding:
Basic	13,791	13,739	13,782	13,728
Diluted	13,838	13,767	13,831	13,767

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$7,032	$6,850	$14,251	$12,999
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	2,684	(14,470)	6,428	(16,785)
Pension and post-retirement obligations	20	199	39	398

Total other comprehensive income (loss), net of tax	2,704	(14,271)	6,467	(16,387)

Comprehensive income (loss)	$9,736	$(7,421)	$20,718	$(3,388)

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2014 and 2013

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	—	—	—	12,999	—	—	12,999
Other comprehensive loss, net of tax	—	—	—	—	(16,387)	—	(16,387)
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series B-1 8.48% preferred stock	(77)	—	(2)	—	—	—	(79)
Share-based compensation plans:
Share-based compensation	—	—	205	—	—	—	205
Stock options exercised	—	—	(3)	—	—	62	59
Restricted stock awards issued, net	—	—	(427)	—	—	427	—
Excess tax benefit on share-based compensation	—	—	(10)	—	—	—	(10)
Directors’ retainer	—	—	7	—	—	105	112
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(733)	—	—	(733)
Common-$0.36 per share	—	—	—	(4,944)	—	—	(4,944)

Balance at June 30, 2013	$17,394	$142	$67,480	$179,564	$(13,134)	$(6,558)	$244,888

Balance at January 1, 2014	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	—	—	—	14,251	—	—	14,251
Other comprehensive income, net of tax	—	—	—	—	6,467	—	6,467
Purchases of common stock for treasury	—	—	—	—	—	(195)	(195)
Repurchase of Series B-1 8.48% preferred stock	(2)	—	—	—	—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	305	—	—	—	305
Stock options exercised	—	—	(1)	—	—	133	132
Restricted stock awards issued, net	—	—	(655)	—	—	655	—
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.38 per share	—	—	—	(5,239)	—	—	(5,239)

Balance at June 30, 2014	$17,340	$142	$67,223	194,418	$(3,720)	$(5,576)	$269,827

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$14,251	$12,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,061	2,099
Net amortization of premiums on securities	1,582	2,560
Provision for loan losses	3,864	3,902
Share-based compensation	305	205
Deferred income tax expense	1,066	2,771
Proceeds from sale of loans held for sale	7,705	19,379
Originations of loans held for sale	(5,223)	(21,049)
Increase in company owned life insurance	(828)	(853)
Net gain on sale of loans held for sale	(155)	(235)
Net gain on disposal of investment securities	(1,262)	(1,224)
Net loss (gain) on sale and disposal of other assets	11	(39)
Decrease in other assets	288	6,562
Decrease in other liabilities	(249)	(511)

Net cash provided by operating activities	23,416	26,566

Cash flows from investing activities:
Purchases of available for sale securities	(125,419)	(160,140)
Purchases of held to maturity securities	(28,594)	(5,166)
Proceeds from principal payments, maturities and calls on available for sale securities	83,904	94,956
Proceeds from principal payments, maturities and calls on held to maturity securities	16,491	5,723
Proceeds from sales of securities available for sale	61,428	1,327
Net loan originations	(65,937)	(41,340)
Purchases of company owned life insurance	(34)	(34)
Proceeds from sales of other assets	623	467
Purchases of premises and equipment	(2,371)	(2,258)

Net cash used in investing activities	(59,909)	(106,465)

Cash flows from financing activities:
Net increase in deposits	130,022	62,442
Net (decrease) increase in short-term borrowings	(82,359)	13,607
Repurchase of preferred stock	(2)	(79)
Purchase of common stock for treasury	(195)	(229)
Proceeds from stock options exercised	132	59
Excess tax benefit on share-based compensation, net	—	(10)
Cash dividends paid to common and preferred shareholders	(5,965)	(5,400)

Net cash provided by financing activities	41,633	70,390

Net increase (decrease) in cash and cash equivalents	5,140	(9,509)
Cash and cash equivalents, beginning of period	59,692	60,436

Cash and cash equivalents, end of period	$64,832	$50,927

Supplemental information:
Cash paid for interest	$3,313	$3,679
Cash paid for income taxes	8,313	1,697
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	311	626
Accrued and declared unpaid dividends	2,986	2,841
Increase (decrease) in net unsettled security purchases	2,260	(47,972)
Loans transferred from held for sale to held for investment	853	—

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

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued. Other than completing the acquisition of Scott Danahy Naylon Co., Inc. (“SDN”), as described below, the Company did not have any material recognizable subsequent events.

On August 1, 2014, the Company completed its acquisition of SDN, a full service insurance agency located in Amherst, New York. SDN provides a broad range of insurance services to both personal and business clients. SDN will operate as a subsidiary of Financial Institutions, Inc. and an affiliate of Five Star Bank.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$6,667	$6,483	$13,520	$12,264
Weighted average common shares outstanding:
Total shares issued	14,162	14,162	14,162	14,162
Unvested restricted stock awards	(67)	(66)	(65)	(73)
Treasury shares	(304)	(357)	(315)	(361)

Total basic weighted average common shares outstanding	13,791	13,739	13,782	13,728
Incremental shares from assumed:
Exercise of stock options	28	5	25	6
Vesting of restricted stock awards	19	23	24	33

Total diluted weighted average common shares outstanding	13,838	13,767	13,831	13,767
Basic earnings per common share	$0.48	$0.47	$0.98	$0.89

Diluted earnings per common share	$0.48	$0.47	$0.98	$0.89

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	—	225	7	188
Restricted stock awards	3	9	1	5

	3	234	8	193

(3.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$134,448	$1,719	$1,050	$135,117
Mortgage-backed securities:
Federal National Mortgage Association	172,449	1,993	2,217	172,225
Federal Home Loan Mortgage Corporation	32,922	894	10	33,806
Government National Mortgage Association	62,946	2,551	54	65,443
Collateralized mortgage obligations:
Federal National Mortgage Association	63,224	431	1,427	62,228
Federal Home Loan Mortgage Corporation	96,922	215	3,289	93,848
Government National Mortgage Association	36,852	911	73	37,690
Privately issued	—	1,315	—	1,315

Total collateralized mortgage obligations	196,998	2,872	4,789	195,081

Total mortgage-backed securities	465,315	8,310	7,070	466,555
Asset-backed securities	—	231	—	231

Total available for sale securities	$599,763	$10,260	$8,120	$601,903

Securities held to maturity:
State and political subdivisions	$262,057	$4,661	$78	$266,640

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$135,840	$1,414	$2,802	$134,452
Mortgage-backed securities:
Federal National Mortgage Association	173,507	1,511	4,810	170,208
Federal Home Loan Mortgage Corporation	36,737	562	205	37,094
Government National Mortgage Association	61,832	2,152	142	63,842
Collateralized mortgage obligations:
Federal National Mortgage Association	63,838	261	3,195	60,904
Federal Home Loan Mortgage Corporation	102,660	169	5,856	96,973
Government National Mortgage Association	43,734	913	586	44,061
Privately issued	—	1,467	—	1,467

Total collateralized mortgage obligations	210,232	2,810	9,637	203,405

Total mortgage-backed securities	482,308	7,035	14,794	474,549
Asset-backed securities	18	381	—	399

Total available for sale securities	$618,166	$8,830	$17,596	$609,400

Securities held to maturity:
State and political subdivisions	$249,785	$1,340	$468	$250,657

Investment securities with a total fair value of $745.5 million and $763.1 million at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2014 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$25,204	$25,204
Due from one to five years	83,162	84,857
Due after five years through ten years	205,664	205,297
Due after ten years	285,733	286,545

	$599,763	$601,903

Debt securities held to maturity:
Due in one year or less	$23,466	$23,556
Due from one to five years	132,765	134,973
Due after five years through ten years	105,784	108,057
Due after ten years	42	54

	$262,057	$266,640

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Proceeds from sales and calls	$41,958	$375	$61,428	$1,327
Gross realized gains	949	332	1,262	1,224

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$30,830	$2	$41,159	$1,048	$71,989	$1,050
Mortgage-backed securities:
Federal National Mortgage Association	34,572	107	64,582	2,110	99,154	2,217
Federal Home Loan Mortgage Corporation	—	—	3,750	10	3,750	10
Government National Mortgage Association	5,440	54	—	—	5,440	54
Collateralized mortgage obligations:
Federal National Mortgage Association	9,010	22	37,314	1,405	46,324	1,427
Federal Home Loan Mortgage Corporation	2,619	22	83,809	3,267	86,428	3,289
Government National Mortgage Association	—	—	5,683	73	5,683	73

Total collateralized mortgage obligations	11,629	44	126,806	4,745	138,435	4,789

Total mortgage-backed securities	51,641	205	195,138	6,865	246,779	7,070

Total available for sale securities	82,471	207	236,297	7,913	318,768	8,120
Securities held to maturity:
State and political subdivisions	13,285	78	—	—	13,285	78

Total	$95,756	$285	$236,297	$7,913	$332,053	$8,198

December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$86,177	$2,788	$2,717	$14	$88,894	$2,802
Mortgage-backed securities:
Federal National Mortgage Association	103,778	3,491	20,689	1,319	124,467	4,810
Federal Home Loan Mortgage Corporation	14,166	205	—	—	14,166	205
Government National Mortgage Association	14,226	142	—	—	14,226	142
Collateralized mortgage obligations:
Federal National Mortgage Association	35,632	2,586	11,760	609	47,392	3,195
Federal Home Loan Mortgage Corporation	72,655	4,980	15,762	876	88,417	5,856
Government National Mortgage Association	8,396	586	—	—	8,396	586

Total collateralized mortgage obligations	116,683	8,152	27,522	1,485	144,205	9,637

Total mortgage-backed securities	248,853	11,990	48,211	2,804	297,064	14,794

Total available for sale securities	335,030	14,778	50,928	2,818	385,958	17,596
Securities held to maturity:
State and political subdivisions	72,269	468	—	—	72,269	468

Total	$407,299	$15,246	$50,928	$2,818	$458,227	$18,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2014 was 129 compared to 331 at December 31, 2013. At June 30, 2014, the Company had positions in 61 investment securities with a fair value of $236.3 million and a total unrealized loss of $7.9 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 68 securities positions in the Company’s investment portfolio, with a fair value of $95.8 million and a total unrealized loss of $285 thousand at June 30, 2014, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the six months ended June 30, 2014 and 2013.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2014, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2014, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2014, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(4.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan Costs (Fees)	Loans, Net
June 30, 2014
Commercial business	$277,609	$76	$277,685
Commercial mortgage	469,936	(881)	469,055
Residential mortgage	106,342	(136)	106,206
Home equity	363,243	6,335	369,578
Consumer indirect	626,418	26,330	652,748
Other consumer	21,205	187	21,392

Total	$1,864,753	$31,911	1,896,664

Allowance for loan losses			(27,166)

Total loans, net			$1,869,498

December 31, 2013
Commercial business	$265,751	$15	$265,766
Commercial mortgage	470,312	(1,028)	469,284
Residential mortgage	113,101	(56)	113,045
Home equity	320,658	5,428	326,086
Consumer indirect	609,390	26,978	636,368
Other consumer	22,893	177	23,070

Total	$1,802,105	$31,514	1,833,619

Allowance for loan losses			(26,736)

Total loans, net			$1,806,883

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $201 thousand and $3.4 million as of June 30, 2014 and December 31, 2013, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2014
Commercial business	$2,005	$—	$—	$2,005	$3,589	$272,015	$277,609
Commercial mortgage	—	—	—	—	2,734	467,202	469,936
Residential mortgage	408	—	—	408	758	105,176	106,342
Home equity	235	32	—	267	371	362,605	363,243
Consumer indirect	1,590	324	—	1,914	1,427	623,077	626,418
Other consumer	139	20	6	165	6	21,034	21,205

Total loans, gross	$4,377	$376	$6	$4,759	$8,885	$1,851,109	$1,864,753

December 31, 2013
Commercial business	$558	$199	$—	$757	$3,474	$261,520	$265,751
Commercial mortgage	800	—	—	800	9,663	459,849	470,312
Residential mortgage	542	—	—	542	1,078	111,481	113,101
Home equity	750	143	—	893	925	318,840	320,658
Consumer indirect	2,129	476	—	2,605	1,471	605,314	609,390
Other consumer	126	72	6	204	5	22,684	22,893

Total loans, gross	$4,905	$890	$6	$5,801	$16,616	$1,779,688	$1,802,105

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2014 and December 31, 2013. There were $6 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2014 and December 31, 2013. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2014
Commercial business	1	$1,381	$1,381	1	$1,381	$1,381
Commercial mortgage	—	—	—	—	—	—

Total	1	$1,381	$1,381	1	$1,381	$1,381

June 30, 2013
Commercial business	1	$1,273	$1,273	3	$1,462	$1,453
Commercial mortgage	—	—	—	—	—	—

Total	1	$1,273	$1,273	3	$1,462	$1,453

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

All of the loans identified as TDRs by the Company during the six months ended June 30, 2014 and 2013 were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2014 or 2013. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Commercial business	$1,618	$2,146	$—	$1,823	$—
Commercial mortgage	1,142	1,173	—	1,093	—

	2,760	3,319	—	2,916	—
With an allowance recorded:
Commercial business	1,971	1,982	1,056	1,837	—
Commercial mortgage	1,592	1,592	432	6,733	—

	3,563	3,574	1,488	8,570	—

	$6,323	$6,893	$1,488	$11,486	$—

December 31, 2013
With no related allowance recorded:
Commercial business	$1,777	$2,273	$—	$659	$—
Commercial mortgage	875	906	—	760	—

	2,652	3,179	—	1,419	—
With an allowance recorded:
Commercial business	1,697	1,717	201	3,196	—
Commercial mortgage	8,788	9,188	1,057	3,758	—

	10,485	10,905	1,258	6,954	—

	$13,137	$14,084	$1,258	$8,373	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2014
Uncriticized	$260,164	$453,747
Special mention	7,708	6,136
Substandard	9,737	10,053
Doubtful	—	—

Total	$277,609	$469,936

December 31, 2013
Uncriticized	$250,553	$449,447
Special mention	6,311	6,895
Substandard	8,887	13,970
Doubtful	—	—

Total	$265,751	$470,312

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
June 30, 2014
Performing	$105,584	$362,872	$624,991	$21,193
Non-performing	758	371	1,427	12

Total	$106,342	$363,243	$626,418	$21,205

December 31, 2013
Performing	$112,023	$319,733	$607,919	$22,882
Non-performing	1,078	925	1,471	11

Total	$113,101	$320,658	$609,390	$22,893

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
June 30, 2014
Loans:
Ending balance	$277,609	$469,936	$106,342	$363,243	$626,418	$21,205	$1,864,753

Evaluated for impairment:
Individually	$3,589	$2,734	$—	$—	$—	$—	$6,323

Collectively	$274,020	$467,202	$106,342	$363,243	$626,418	$21,205	$1,858,430

Allowance for loan losses:
Ending balance	$5,402	$7,633	$618	$1,607	$11,446	$460	$27,166

Evaluated for impairment:
Individually	$1,056	$432	$—	$—	$—	$—	$1,488

Collectively	$4,346	$7,201	$618	$1,607	$11,446	$460	$25,678

June 30, 2013
Loans:
Ending balance	$257,784	$438,513	$117,939	$301,429	$572,350	$24,107	$1,712,122

Evaluated for impairment:
Individually	$5,043	$3,073	$—	$—	$—	$—	$8,116

Collectively	$252,741	$435,440	$117,939	$301,429	$572,350	$24,107	$1,704,006

Allowance for loan losses:
Ending balance	$4,755	$7,125	$701	$1,424	$11,095	$490	$25,590

Evaluated for impairment:
Individually	$956	$554	$—	$—	$—	$—	$1,510

Collectively	$3,799	$6,571	$701	$1,424	$11,095	$490	$24,080

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2014 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2014
Beginning balance	$4,689	$7,980	$672	$1,371	$11,984	$456	$27,152
Charge-offs	3	165	69	156	2,331	224	2,948
Recoveries	68	6	8	29	995	98	1,204
Provision (credit)	648	(188)	7	363	798	130	1,758

Ending balance	$5,402	$7,633	$618	$1,607	$11,446	$460	$27,166

Six months ended June 30, 2014
Beginning balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736
Charge-offs	71	165	147	262	4,786	493	5,924
Recoveries	97	13	29	40	2,100	211	2,490
Provision	1,103	42	60	462	1,902	295	3,864

Ending balance	$5,402	$7,633	$618	$1,607	$11,446	$460	$27,166

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $48.5 million as of June 30, 2014 and December 31, 2013. The goodwill relates to the Company’s primary subsidiary and reporting unit, Five Star Bank. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company’s other intangible assets, consisting entirely of a core deposit intangible asset, were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(752)	(576)

Net carrying value	$1,290	$1,466

Amortization expense for the core deposit intangible was $87 thousand and $176 thousand for the three and six months ended June 30, 2014, and $98 thousand and $199 thousand for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the estimated core deposit intangible amortization expense for the remainder of 2014 and each of the next five years is as follows (in thousands):

2014 (remainder of year)	$165
2015	296
2016	251
2017	205
2018	160
2019	115

(6.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the six months ended June 30, 2014 and 2013:

	Outstanding	Treasury	Issued
June 30, 2014
Shares outstanding at December 31, 2013	13,829,355	332,242	14,161,597
Restricted stock awards issued	43,242	(43,242)	—
Restricted stock awards forfeited	(8,144)	8,144	—
Stock options exercised	7,125	(7,125)	—
Treasury stock purchases	(9,102)	9,102	—

Shares outstanding at June 30, 2014	13,862,476	299,121	14,161,597

June 30, 2013
Shares outstanding at December 31, 2012	13,787,709	373,888	14,161,597
Restricted stock awards issued	42,035	(42,035)	—
Restricted stock awards forfeited	(18,977)	18,977	—
Stock options exercised	3,300	(3,300)	—
Treasury stock purchases	(11,349)	11,349	—
Directors’ retainer	5,672	(5,672)	—

Shares outstanding at June 30, 2013	13,808,390	353,207	14,161,597

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the six month periods ended June 30, 2014 and 2013 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
June 30, 2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$12,168	$4,821	$7,347
Reclassification adjustment for net gains included in net income (1)	(1,521)	(602)	(919)

Total securities available for sale and transferred securities	10,647	4,219	6,428
Amortization of pension and post-retirement items:
Prior service credit	(24)	(9)	(15)
Net actuarial losses	88	34	54

Total pension and post-retirement obligations	64	25	39

Other comprehensive income	$10,711	$4,244	$6,467

June 30, 2013
Securities available for sale:
Change in unrealized gain/loss during the period	$(26,571)	$(10,525)	$(16,046)
Reclassification adjustment for net gains included in net income	(1,224)	(485)	(739)

Total securities available for sale	(27,795)	(11,010)	(16,785)
Amortization of pension and post-retirement items:
Prior service credit	(24)	(9)	(15)
Net actuarial losses	682	269	413

Total pension and post-retirement obligations	658	260	398

Other comprehensive loss	$(27,137)	$(10,750)	$(16,387)

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

Activity in accumulated other comprehensive income (loss), net of tax, for the six month periods ended June 30, 2014 and 2013 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
June 30, 2014
Balance at beginning of year	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income before reclassifications	7,347	—	7,347
Amounts reclassified from accumulated other comprehensive income	(919)	39	(880)

Net current period other comprehensive income	6,428	39	6,467

Balance at end of period	$1,091	$(4,811)	$(3,720)

June 30, 2013
Balance at beginning of year	$16,060	$(12,807)	$3,253
Other comprehensive (loss) income before reclassifications	(16,046)	—	(16,046)
Amounts reclassified from accumulated other comprehensive income	(739)	398	(341)

Net current period other comprehensive (loss) income	(16,785)	398	(16,387)

Balance at end of period	$(725)	$(12,409)	$(13,134)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the six month periods ended June 30, 2014 and 2013 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Six months ended
	June 30,
	2014	2013
Realized gain on sale of investment securities	$1,262	$1,224	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	259	—	Interest income

	1,521	1,224	Total before tax
	(602)	(485)	Income tax expense

	919	739	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	24	24	Salaries and employee benefits
Net actuarial losses (1)	(88)	(682)	Salaries and employee benefits

	(64)	(658)	Total before tax
	25	260	Income tax benefit

	(39)	(398)	Net of tax

Total reclassified for the period	$880	$341

(1)	These items are included in the computation of net periodic pension expense. See Note 9 – Employee Benefit Plans for additional information.

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

The Company awarded grants of 22,642 shares of restricted common stock to certain members of management during the six months ended June 30, 2014. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2014. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2016. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2016.

The grant-date fair value of the TSR portion of the award granted during the six months ended June 30, 2014 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.87 years, (ii) risk free interest rate of 0.62%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 39.4%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

In addition, the Company granted 11,600 shares of restricted common stock to management during the six months ended June 30, 2014. The shares will vest after completion of a three-year service requirement. The weighted average market price of the restricted stock awards on the date of grant was $21.26.

During the six months ended June 30, 2014, the Company granted 9,000 restricted shares of common stock to directors, of which 4,500 shares vested immediately and 4,500 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $22.82.

The restricted stock awards granted to management and directors in 2014 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the six month period ended June 30, 2014:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	65,040	$16.92
Granted	43,242	18.76
Vested	(33,728)	18.17
Forfeited	(8,144)	19.77

Outstanding at end of period	66,410	$17.13

As of June 30, 2014, there was $730 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of two years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2014 or 2013. The following is a summary of stock option activity for the six months ended June 30, 2014 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	192,934	$19.83
Exercised	(7,125)	18.45
Expired	(23,436)	23.64

Outstanding and exercisable at end of period	162,373	$19.35	2.4	$661

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2014 and 2013 was $32 thousand and $7 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the six months ended June 30, 2014 and 2013 was $132 thousand and $59 thousand, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$75	$(6)	$156	$79
Other noninterest expense	127	109	149	126

Total share-based compensation expense	$202	$103	$305	$205

(9.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$480	$516	$959	$1,032
Interest cost on projected benefit obligation	573	505	1,147	1,010
Expected return on plan assets	(1,030)	(921)	(2,059)	(1,842)
Amortization of prior service credit	(12)	(12)	(24)	(24)
Amortization of net actuarial losses	44	341	88	682

Net periodic pension expense	$55	$429	$111	$858

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit	$444,617	$431,236
Standby letters of credit	11,020	8,618

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $393 thousand at June 30, 2014. There were no forward sales commitments outstanding as of December 31, 2013. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$135,117	$—	$135,117
Mortgage-backed securities	—	466,555	—	466,555
Asset-backed securities	—	231	—	231

	$—	$601,903	$—	$601,903

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$201	$—	$201
Collateral dependent impaired loans	—	—	2,075	2,075
Other assets:
Loan servicing rights	—	—	1,446	1,446
Other real estate owned	—	—	554	554

	$—	$201	$4,075	$4,276

December 31, 2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,452	$—	$134,452
Mortgage-backed securities	—	474,549	—	474,549
Asset-backed securities	—	399	—	399

	$—	$609,400	$—	$609,400

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,381	$—	$3,381
Collateral dependent impaired loans	—	—	9,227	9,227
Other assets:
Loan servicing rights	—	—	1,565	1,565
Other real estate owned	—	—	333	333

	$—	$3,381	$11,125	$14,506

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2014 and 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month periods ended June 30, 2014 and 2013.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(11.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$2,075	Appraisal of collateral (1)	Appraisal adjustments (2)	25% - 100% discount
		Discounted cash flow	Discount rate	4.5%(3)
			Risk premium rate	11.0%(3)
Loan servicing rights	1,446	Discounted cash flow	Discount rate	5.2%(3)
			Constant prepayment rate	12.4%(3)
Other real estate owned	554	Appraisal of collateral (1)	Appraisal adjustments (2)	27% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2014.

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

	Level in	June 30, 2014		December 31, 2013
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$64,832	$64,832	$59,692	$59,692
Securities available for sale	Level 2	601,903	601,903	609,400	609,400
Securities held to maturity	Level 2	262,057	266,640	249,785	250,657
Loans held for sale	Level 2	201	201	3,381	3,381
Loans	Level 2	1,867,423	1,881,386	1,797,656	1,802,407
Loans (1)	Level 3	2,075	2,075	9,227	9,227
Accrued interest receivable	Level 1	7,647	7,647	8,150	8,150
FHLB and FRB stock	Level 2	15,855	15,855	19,663	19,663
Financial liabilities:
Non-maturity deposits	Level 1	1,824,906	1,824,906	1,724,133	1,724,133
Time deposits	Level 2	625,172	626,578	595,923	596,928
Short-term borrowings	Level 1	254,683	254,683	337,042	337,042
Accrued interest payable	Level 1	3,658	3,658	3,407	3,407

(1)	Comprised of collateral dependent impaired loans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “project,” and other similar expressions are intended to identify forward looking statements but are not the exclusive means of identifying such statements.

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

Our business strategy is to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of the businesses and residents of the communities we serve. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from our larger competitors, allowing us to maintain long-standing and broad based banking relationships with our customers. Our core customers are primarily comprised of households, small to medium sized businesses and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products with personalized service. We believe that our level of personal service provides us with a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2014 Second Quarter Results

Net income increased $182 thousand or 3% to $7.0 million for the second quarter of 2014 compared to $6.9 million for the second quarter of 2013. Net income available to common shareholders for the second quarter of 2014 was $6.7 million, or $0.48 per diluted share, compared with $6.5 million, or $0.47 per diluted share, for the second quarter of last year. Return on average common equity was 10.66% and return on average assets was 0.95% for the second quarter of 2014 compared to 10.86% and 0.99%, respectively, for the second quarter of 2013.

Net interest income totaled $23.1 million in the second quarter 2014, up from $22.5 million in the second quarter 2013. Average earning assets were up $190.4 million, led by a $144.7 million increase in loans and a $45.9 million increase in investment securities in the second quarter of 2014 compared to the same quarter in 2013. The growth in earning assets was offset by a narrowing net interest margin. Second quarter 2014 net interest margin was 3.47%, a decrease of 16 basis points from 3.63% reported in the second quarter of 2013.

Noninterest income totaled $6.6 million in the second quarter of 2014, compared to $6.4 million in the second quarter of 2013. Included in these totals are gains realized from the sale of investment securities. Exclusive of those gains, noninterest income was $5.6 million in the recently completed quarter and $6.0 million in the second quarter of 2013. The decrease in noninterest income compared to the second quarter of 2013 was primarily due to lower service charges on deposit accounts.

Noninterest expense in the second quarter of 2014 totaled $17.8 million compared with $17.5 million in the second quarter of 2013. The increase in noninterest expense was largely due to professional services associated with the pending acquisition of Scott Danahy Naylon Co., Inc. and the hiring of additional loan officers and related personnel as part of the Company’s expansion initiatives.

The provision for loans losses increased to $1.8 million in the second quarter of 2014 compared to $1.2 million in the second quarter of 2013, primarily a result of net loan growth combined with higher net charge-offs in 2014. Net charge-offs during the recent quarter were $1.7 million, up from $1.4 million in the second quarter of 2013. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.37% during the second three months of 2014 compared with 0.33% in the second quarter of 2013.

The period end allowance for loan losses to total loans decreased to 1.43% at June 30, 2014 from 1.46% at December 31, 2013. Non-performing loans declined by $7.7 million or 47% to $8.9 million or 0.47% of total loans when comparing June 30, 2014 to December 31, 2013. The decreases reflect meaningful improvement in commercial mortgage non-performing loans.

Our second quarter 2014 leverage ratio increased to 7.64% from 7.59% in the second quarter of 2013. Tier 1 risk-based capital ratio was 10.95% and 10.96% at June 30, 2014 and 2013, respectively.

Acquisition of Scott Danahy Naylon Co., Inc.

In May 2014 we entered into a definitive agreement to acquire Scott Danahy Naylon Co., Inc. (“SDN”), a full service insurance agency located in Amherst, NY, a suburb of Buffalo. SDN provides a broad range of insurance services to both personal and business clients. Upon closing of the acquisition, SDN will operate as a subsidiary of Financial Institutions, Inc. and an affiliate of Five Star Bank.

Some of the attributes and benefits we expect to realize from the acquisition of SDN are:

•	Strategic step in growing and diversifying noninterest income

•	Scalable platform provides opportunities to add small independent agencies in the future

•	Proven, experienced and capable management aligned to drive organic growth and capitalize on strategic opportunities

•	Current business profile includes over 70% commercial-related activities, providing potential synergies with Five Star Bank’s commercial lending business

•	Improves our presence in the Buffalo marketplace

The acquisition of Scott Danahy Naylon Co., Inc. was completed on August 1, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Expectations

Net interest income is expected to increase moderately over the remainder of 2014. We anticipate an increase in earning assets as we remained focused on loan growth, which will be partly funded with expected paydowns and liquidity from our securities portfolio. However, those benefits to net interest income are expected to be partially offset by continued downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment, while the opportunity for deposit repricing is limited.

The commercial loan portfolio is expected to grow consistent with our strategic initiatives and continued support of middle market lending. Automobile loan originations remain strong, reflecting the positive impact from our investment in automotive dealer relationships. The home equity portfolio is expected to increase as the lower origination cost to customers and the convenient application process has made these products an increasingly attractive alternative to residential mortgage loans, accordingly we expect run-off to outpace new originations in the residential mortgage portfolio.

We anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, through the use of short-term borrowings as well as the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income, excluding the impact of any securities gains and investments in limited partnerships, is expected to be higher than recent levels, reflecting our continued efforts to increase both account and transaction-based fee income. Specifically, we expect to see an increase in revenue related to the acquisition of SDN, which was completed on August 1, 2014. Management will continue to explore opportunities to increase noninterest income from non-deposit related sources, which may include expanding the products and services we offer through strategic acquisitions of insurance, wealth management and mortgage banking businesses.

Noninterest expense, excluding costs associated with acquiring SDN and incremental expenses related to SDN operations going forward, is expected to remain around current levels as we remain committed to diligent expense control.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income per consolidated statements of income	$24,883	$24,342	$49,942	$49,090
Adjustment to fully taxable equivalent basis	701	656	1,396	1,284

Interest income adjusted to a fully taxable equivalent basis	25,584	24,998	51,338	50,374
Interest expense per consolidated statements of income	1,780	1,818	3,564	3,679

Net interest income on a taxable equivalent basis	$23,804	$23,180	$47,774	$46,695

MANAGEMENT’S DISCUSSION AND ANALYSIS

2014 Leverage Strategy

During the first quarter of 2014, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities of approximately $50 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities. During the second quarter of 2014 we restructured the leverage by selling approximately $42 million of securities purchased in the first quarter and utilizing the proceeds to fund growth in our home equity portfolio.

Analysis of Net Interest Income for the Three Months ended June 30, 2014 and 2013

Net interest income on a taxable equivalent basis for the three months ended June 30, 2014, was $23.8 million, an increase of $624 thousand or 3% versus the comparable quarter last year. The increase in taxable equivalent net interest income was attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $1.7 million to taxable equivalent net interest income), partly offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $1.1 million).

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

The net interest margin for the second quarter of 2014 was 3.47%, 16 basis points lower than 3.63% for the same period in 2013. This comparable period decrease was a function of a 15 basis point decrease in interest rate spread, combined with a lower contribution from net free funds of one basis point (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a net result of an 18 basis point decrease in the yield on earning assets and a 3 basis point decrease in the cost of interest-bearing liabilities.

For the second quarter of 2014, the yield on average earning assets of 3.73% was 18 basis points lower than the second quarter of 2013. Loan yields decreased 33 basis points to 4.32%. Consumer indirect loans in particular, down 51 basis points, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities increased 7 basis points to 2.45%. Overall, earning asset rate changes reduced interest income by $1.2 million during the second quarter of 2014, but that was more than offset by a favorable volume variance that increased interest income by $1.8 million, which collectively drove a $586 thousand increase in interest income.

The cost of average interest-bearing liabilities of 0.33% in the second quarter of 2014 was 3 basis points lower than the second quarter of 2013. Rates on interest-bearing deposits were down 3 basis points to 0.33% and the cost of short-term funding decreased 4 basis points to 0.36% for the second quarter of 2014. The interest-bearing liability rate changes resulted in $115 thousand of lower interest expense, which was partly offset by a $77 thousand volume-related increase in interest expense.

Average interest-earning assets were $2.75 billion for the second quarter 2014, an increase of $190.4 million or 7% from the comparable quarter last year, with average loans up $144.7 million and average securities up $45.9 million. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $100.4 million and $59.0 million, respectively, partially offset by a $14.7 million decrease in residential mortgage loans. The growth in average securities was primarily a result of our previously described leverage strategy.

Average interest-bearing liabilities of $2.15 billion in second quarter of 2014 were $136.5 million or 7% higher than the second quarter of 2013. On average, interest-bearing deposits grew $65.3 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $36.5 million. The increase in average deposits was largely due to an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARs”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities—Deposits” section of this Management’s Discussion and Analysis. Average short-term borrowings increased $71.2 million between the second quarter periods, largely due to the incremental borrowings associated with the previously mentioned 2014 leverage strategy.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Six Months ended June 30, 2014 and June 30, 2013

Net interest income on a taxable equivalent basis for the first six months of 2014 was $47.8 million, an increase of $1.1 million or 2% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $3.5 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $2.5 million).

The net interest margin for the first six months of 2014 was 3.49%, 19 basis points lower than 3.68% for the same period last year. This comparable period decrease was a function of a 17 basis point decrease in interest rate spread to 3.43% during the first six months of 2014, combined with a 2 basis point lower contribution from net free funds. The lower interest rate spread was a net result of a 21 basis point decrease in the yield on earning assets and a 4 basis point decrease in the cost of interest-bearing liabilities.

The yield on earning assets was 3.76% for the first six months of 2014, 21 basis points lower than the same period last year, primarily attributable to a decrease in the yields on the loan portfolio (down 35 basis points to 4.39%), partially offset by an increase in the yields on the investment securities portfolio (up 6 basis points, to 2.44%).

The cost on interest-bearing liabilities of 0.33% for the first six months of 2014 was 4 basis points lower than the same period in 2013. Rates on interest-bearing deposits were down 3 basis points to 0.33% and the cost of short-term borrowings decreased 3 basis points to 0.37%.

Average interest-earning assets were $2.75 billion for the first six months of 2014, an increase of $196.4 million or 8% from the comparable period last year, with average loans up $139.4 million and average securities up $57.0 million. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $95.5 million and $59.8 million, respectively, partially offset by a $15.9 million decrease in residential mortgage loans.

Average interest-bearing liabilities of $2.16 billion in the first six months of 2014 were $137.3 million or 7% higher than the first six months of 2013. On average, interest-bearing deposits grew $60.3 million, while noninterest-bearing demand deposits were up $39.5 million and average short-term borrowings increased $77.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$94	$—	0.07%	$226	$—	0.19%
Investment securities (1):
Taxable	621,967	3,353	2.16	599,931	3,060	2.04
Tax-exempt (2)	253,888	2,001	3.15	230,022	1,874	3.26

Total investment securities	875,855	5,354	2.45	829,953	4,934	2.38
Loans:
Commercial business	275,105	2,912	4.25	256,332	2,854	4.47
Commercial mortgage	473,883	5,692	4.82	433,631	5,397	4.99
Residential mortgage	108,535	1,306	4.81	123,263	1,558	5.05
Home equity	346,911	3,428	3.96	299,230	3,072	4.12
Consumer indirect	651,150	6,297	3.88	595,235	6,518	4.39
Other consumer	20,855	595	11.44	24,080	665	11.08

Total loans	1,876,439	20,230	4.32	1,731,771	20,064	4.65

Total interest-earning assets	2,752,388	25,584	3.73	2,561,950	24,998	3.91

Allowance for loan losses	(27,551)			(26,282)
Other noninterest-earning assets	248,898			253,436

Total assets	$2,973,735			$2,789,104

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$509,398	$151	0.12%	$489,047	$176	0.14%
Savings and money market	789,956	232	0.12	739,328	242	0.13
Time deposits	629,945	1,194	0.76	635,583	1,247	0.79

Total interest-bearing deposits	1,929,299	1,577	0.33	1,863,958	1,665	0.36
Short-term borrowings	224,801	203	0.36	153,626	153	0.40

Total interest-bearing liabilities	2,154,100	1,780	0.33	2,017,584	1,818	0.36

Noninterest-bearing demand deposits	537,895			501,354
Other noninterest-bearing liabilities	13,583			13,259
Shareholders’ equity	268,157			256,907

Total liabilities and shareholders’ equity	$2,973,735			$2,789,104

Net interest income (tax-equivalent)		$23,804			$23,180

Interest rate spread			3.40%			3.55%

Net earning assets	$598,288			$544,366

Net interest margin (tax-equivalent)			3.47%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.77%			126.98%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$204	$—	0.08%	$272	$—	0.20%
Investment securities (1):
Taxable	638,151	6,854	2.15	611,364	6,262	2.05
Tax-exempt (2)	251,917	3,987	3.17	221,730	3,669	3.31

Total investment securities	890,068	10,841	2.44	833,094	9,931	2.38
Loans:
Commercial business	270,148	5,823	4.35	257,638	5,725	4.48
Commercial mortgage	473,312	11,198	4.77	425,982	10,682	5.06
Residential mortgage	110,949	2,679	4.83	126,824	3,208	5.06
Home equity	337,922	6,711	4.00	294,140	6,093	4.18
Consumer indirect	646,720	12,881	4.02	591,671	13,370	4.56
Other consumer	21,455	1,205	11.32	24,804	1,365	11.10

Total loans	1,860,506	40,497	4.39	1,721,059	40,443	4.74

Total interest-earning assets	2,750,778	51,338	3.76	2,554,425	50,374	3.97

Allowance for loan losses	(27,153)			(25,537)
Other noninterest-earning assets	245,966			255,793

Total assets	$2,969,591			$2,784,681

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$510,231	$311	0.12%	$491,835	$314	0.13%
Savings and money market	775,956	467	0.12	716,632	462	0.13
Time deposits	624,068	2,324	0.75	641,534	2,560	0.80

Total interest-bearing deposits	1,910,255	3,102	0.33	1,850,001	3,336	0.36
Short-term borrowings	249,470	462	0.37	172,415	343	0.40

Total interest-bearing liabilities	2,159,725	3,564	0.33	2,022,416	3,679	0.37

Noninterest-bearing demand deposits	531,158			491,685
Other noninterest-bearing liabilities	13,800			14,208
Shareholders’ equity	264,908			256,372

Total liabilities and shareholders’ equity	$2,969,591			$2,784,681

Net interest income (tax-equivalent)		$47,774			$46,695

Interest rate spread			3.43%			3.60%

Net earning assets	$591,053			$532,009

Net interest margin (tax-equivalent)			3.49%			3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.37%			126.31%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2014 vs. 2013			June 30, 2014 vs. 2013
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	115	178	293	281	311	592
Tax-exempt	189	(62)	127	483	(165)	318

Total investment securities	304	116	420	764	146	910
Loans:
Commercial business	203	(145)	58	273	(175)	98
Commercial mortgage	488	(193)	295	1,143	(627)	516
Residential mortgage	(180)	(72)	(252)	(388)	(141)	(529)
Home equity	475	(119)	356	877	(259)	618
Consumer indirect	580	(801)	(221)	1,179	(1,668)	(489)
Other consumer	(91)	21	(70)	(187)	27	(160)

Total loans	1,475	(1,309)	166	2,897	(2,843)	54

Total interest income	1,779	(1,193)	586	3,661	(2,697)	964

Interest expense:
Deposits:
Interest-bearing demand	7	(32)	(25)	12	(15)	(3)
Savings and money market	16	(26)	(10)	37	(32)	5
Time deposits	(11)	(42)	(53)	(69)	(167)	(236)

Total interest-bearing deposits	12	(100)	(88)	(20)	(214)	(234)
Short-term borrowings	65	(15)	50	144	(25)	119

Total interest expense	77	(115)	(38)	124	(239)	(115)

Net interest income	$1,702	$(1,078)	$624	$3,537	$(2,458)	$1,079

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $1.8 million and $3.9 million for the three and six month periods ended June 30, 2014, compared with provisions of $1.2 million and $3.9 million for the corresponding periods in 2013, respectively. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service charges on deposits	$2,241	$2,568	$4,491	$4,709
ATM and debit card	1,257	1,317	2,431	2,566
Investment advisory	561	650	1,124	1,349
Company owned life insurance	425	438	828	853
Investments in limited partnerships	81	136	707	297
Loan servicing	176	152	330	225
Net gain on disposal of investment securities	949	332	1,262	1,224
Net gain on sale of loans held for sale	50	35	155	235
Net gain (loss) on disposal of other assets	24	38	(11)	39
Other	813	710	1,617	1,432

Total noninterest income	$6,577	$6,376	$12,934	$12,929

Service charges on deposit accounts decreased $327 thousand or 13% in the second quarter of 2014 and $218 thousand or 5% for the six months ended June 30, 2014, compared to the same periods a year earlier. Service charges on deposit accounts for 2013 reflected a retail checking account repositioning that involved simplifying the suite of products offered to customers and modifications to the fee structure for our accounts. As noted at that time, the income from service charges on deposits subsequently stabilized as customers determined the optimal mix of our products and services to best suit their banking needs.

ATM and debit card income decreased $60 thousand or 5% in the second quarter of 2014 and $135 thousand or 5% for the six months ended June 30, 2014, compared to the same periods a year earlier. The decreases are primarily attributable to lower transaction volumes due to card reissuance associated with third-party security breaches.

Investment advisory income decreased $89 thousand or 14% and $225 thousand or 17%, respectively, in the three and six months ended June 30, 2014, compared to the same periods of 2013. Investment advisory income fluctuates mainly due to sales volume, which decreased during the first half of 2014.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $81 thousand and $707 thousand for the three and six months ended June 30, 2014, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

Loan servicing income increased $24 thousand and $105 thousand during the three and six months ended June 30, 2014, compared to the same periods a year earlier. The increases were a result of slower amortization of servicing rights consistent with reduced refinancing activity in the sold and serviced portfolio, combined with smaller adjustments to the valuation allowance for capitalized mortgage servicing assets compared to the three and six months ended June 30, 2013, partially offset by lower fees collected due to a decrease in the sold and serviced portfolio.

We recognized pre-tax gains on investment securities of $313 thousand from the sale of five agency securities and one mortgage backed security during the first quarter of 2014. During the second quarter of 2014 we recognized gains of $949 thousand from the sale of one pooled trust preferred security which had been classified as non-performing and 14 securities which we had acquired in the first quarter of 2014 as part of a leverage strategy. The leverage strategy utilized proceeds from short-term Federal Home Loan Bank advances to purchase high-quality investment securities. We recognized pre-tax gains on investment securities of $892 thousand and $332 thousand, respectively, during the first and second quarters of 2013 from the sale of pooled trust-preferred securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $103 thousand or 15% in the second quarter of 2014 and $185 thousand or 13% for the six months ended June 30, 2014, compared to the same periods a year earlier. Merchant services income, dividends on FHLB stock and credit card correspondent income comprised the majority of the comparable increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$9,063	$9,226	$18,319	$18,935
Occupancy and equipment	3,139	3,035	6,374	6,204
Professional services	1,384	1,093	2,356	2,030
Computer and data processing	777	812	1,500	1,516
Supplies and postage	535	608	1,047	1,288
FDIC assessments	388	364	810	725
Advertising and promotions	214	253	393	467
Other	2,308	2,071	4,222	3,881

Total noninterest expense	$17,808	$17,462	$35,021	$35,046

During the three and six month periods ended June 30, 2014, salaries and employee benefits decreased by $163 thousand or 2% and $616 thousand or 3%, respectively, when compared to the same periods one year earlier. A decrease in salaries was primarily due to a decrease in severance expense and a reduction in the number of full time equivalent employees (“FTEs”) to 603 at June 30, 2014 from 617 at June 30, 2013. Our FTEs decreased based on a combination of attrition and selected branch closures. The decrease in employee benefits was primarily due to lower expense related to our defined benefit retirement plans, partially offset by higher medical and dental expenses. We recognized a combined net periodic pension expense of $55 thousand and $111 thousand, respectively, on our pension and post-retirement obligations during the three and six months ended June 30, 2014 compared to $429 thousand and $858 thousand, respectively, during the three and six months ended June 30, 2013.

Occupancy and equipment expense increased by $104 thousand in the second quarter of 2014 and $170 thousand for the six months ended June 30, 2014, when compared to the same periods one year earlier. The increases were primarily related to higher contractual service expenses.

Professional fees increased $291 thousand in the second quarter of 2014 and $326 thousand in the six months ended June 30, 2014, compared to the same periods a year earlier. The increases were largely due to professional services associated with the pending acquisition of SDN and the hiring of additional loan officers and related personnel as part of our expansion initiatives.

Supplies and postage expense decreased by $73 thousand and $241 thousand for the three and six months ended June 30, 2014, compared to the same periods in 2013. The first quarter of 2013 included expenses for additional print materials related to our retail checking account repositioning.

FDIC assessments increased $24 thousand or 7% in the second quarter of 2014 and $85 thousand or 12% for the six months ended June 30, 2014, compared to the same periods a year earlier. The increased assessments are a direct result of the growth in our balance sheet.

Other noninterest expense was $2.3 million in the second quarter of 2014 and $4.2 million for the six months ended June 30, 2014, representing increases of $237 thousand and $341 thousand, respectively, from the same periods in 2013. The increases were largely due to an increase in electronic banking activities and deposit expenses.

The efficiency ratio for the second quarter of 2014 was 60.15% compared with 59.38% for the second quarter of 2013, and 58.54% for the six months ended June 30, 2014, compared to 59.62% for the same period a year ago. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

Income Taxes

We recorded income tax expense of $3.1 million in the second quarter of 2014, compared to of $3.4 million in the second quarter of 2013. For the six months ended June 30, 2014, income tax expense totaled $6.2 million compared to $6.4 million in the same period of 2013. The effective tax rates for the three and six month periods ended June 30, 2014 were 30.5% and 30.2%, respectively, in comparison to 33.1% and 33.0% for the three and six months ended June 30, 2013, respectively. Our lower effective tax rate reflects New York State tax savings generated by our real estate investment trust, which became effective during February 2014. More information about our real estate investment trust follows. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

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

In March 2014, the New York legislature approved changes in the state tax law which will lower our state income tax rate from 7.1% to 6.5%. The changes will be phased in over two years, beginning in 2015. This lower state tax rate going forward will reduce the benefit provided by the Company’s existing deferred tax items. We do not expect that the tax law changes will have a material impact on our consolidated statements of income and condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$134,448	$135,117	$135,840	$134,452
Mortgage-backed securities:
Agency mortgage-backed securities	465,315	465,240	482,308	473,082
Non-Agency mortgage-backed securities	—	1,315	—	1,467
Asset-backed securities (1)	—	231	18	399

Total available for sale securities	599,763	601,903	618,166	609,400
Securities held to maturity:
State and political subdivisions	262,057	266,640	249,785	250,657

Total investment securities	$861,820	$868,543	$867,951	$860,057

(1)	Includes non-performing investment securities. See “Non-Performing Assets and Potential Problem Loans” under the section titled “Lending Activities” included herein for additional information.

The available for sale (“AFS”) investment securities portfolio decreased $7.5 million from $609.4 million at December 31, 2013 to $601.9 million at June 30, 2014. The AFS portfolio had net unrealized gains totaling $2.1 million at June 30, 2014 compared to net unrealized losses of $8.8 million December 31, 2013. The fair value of most of the investment securities in the AFS portfolio fluctuate as market interest rates change.

During the six months ended June 30, 2014 we recognized gains of $1.3 million from the sale of AFS securities with an amortized cost totaling $60.1 million. The securities sold were comprised of one pooled trust preferred security, three mortgage backed securities and 17 agency securities.

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

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the six months ended June 30, 2014 and 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial business	$277,685	14.7%	$265,766	14.5%
Commercial mortgage	469,055	24.7	469,284	25.6

Total commercial	746,740	39.4	735,050	40.1
Residential mortgage	106,206	5.6	113,045	6.2
Home equity	369,578	19.5	326,086	17.8
Consumer indirect	652,748	34.4	636,368	34.7
Other consumer	21,392	1.1	23,070	1.2

Total consumer	1,043,718	55.0	985,524	53.7

Total loans	1,896,664	100.0%	1,833,619	100.0%

Allowance for loan losses	27,166		26,736

Total loans, net	$1,869,498		$1,806,883

Total loans increased $63.0 million to $1.90 billion at June 30, 2014 from $1.83 billion at December 31, 2013. The increase in loans was attributable to organic growth, primarily in the home equity and consumer indirect loan portfolios, partially offset by a decline in residential mortgages.

Commercial loans increased $11.7 million and represented 39% of total loans as of June 30, 2014, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $6.8 million to $106.2 million as of June 30, 2014 in comparison to $113.0 million as of December 31, 2013. This category of loans decreased as we continue to sell the majority of newly originated and refinanced residential mortgages to the secondary market rather than being added to our portfolio, coupled with our focus on home equity lending.

Our home equity portfolio, which consists of home equity loans and lines, totaled $369.6 million as of June 30, 2014, up $43.5 million or 13% compared to December 31, 2013. As of June 30, 2014, our home equity portfolio was comprised of $242.6 million of home equity loans and $127.0 million of home equity lines. This compares to $197.4 million of home equity loans and $128.7 million of home equity lines as of December 31, 2013. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans. We also launched a successful home equity campaign during the second quarter of 2014 which resulted in originations of $53.6 million. As of June 30, 2014, approximately 79% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $16.4 million to $652.7 million as of June 30, 2014, from $636.4 million as of December 31, 2013, reflecting our continued focus on consumer indirect lending. During the first six months of 2014, we originated $158.7 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. This compares with $141.9 million in indirect auto loan originations with an equal mix of new and used auto for the same period in 2013.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $201 thousand and $3.4 million as of June 30, 2014 and December 31, 2013, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in our consolidated statements of financial condition, amounted to $225.4 million as of June 30, 2014, a decrease from $237.9 million as of December 31, 2013, as runoff has outpaced production in the first six months of 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance as of beginning of period	$27,152	$25,827	$26,736	$24,714
Charge-offs:
Commercial business	3	292	71	531
Commercial mortgage	165	106	165	109
Residential mortgage	69	85	147	247
Home equity	156	53	262	322
Consumer indirect	2,331	1,929	4,786	3,647
Other consumer	224	229	493	481

Total charge-offs	2,948	2,694	5,924	5,337
Recoveries:
Commercial business	68	205	97	242
Commercial mortgage	6	143	13	157
Residential mortgage	8	13	29	30
Home equity	29	73	40	110
Consumer indirect	995	759	2,100	1,564
Other consumer	98	71	211	208

Total recoveries	1,204	1,264	2,490	2,311

Net charge-offs	1,744	1,430	3,434	3,026
Provision for loan losses	1,758	1,193	3,864	3,902

Balance at end of period	$27,166	$25,590	$27,166	$25,590

Net loan charge-offs to average loans (annualized)	0.37%	0.33%	0.37%	0.35%
Allowance for loan losses to total loans	1.43%	1.47%	1.43%	1.47%
Allowance for loan losses to non-performing loans	306%	227%	306%	227%

The allowance for loan losses represents the estimated amount of credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate inherent losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2014.

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

Net charge-offs of $1.7 million in the second quarter of 2014 represented 0.37% of average loans on an annualized basis compared to $1.4 million or 0.33% in the second quarter of 2013. For the six months ended June 30, 2014 net charge-offs of $3.4 million represented 0.37% of average loans compared to $3.0 million or 0.35% of average loans for same period in 2013.

The allowance for loan losses was $27.2 million at June 30, 2014, compared with $26.7 million at December 31, 2013. The ratio of the allowance for loan losses to total loans was 1.43% at June 30, 2014, compared with 1.46% at December 31, 2013. The ratio of allowance for loan losses to non-performing loans was 306% at June 30, 2014, compared with 161% at December 31, 2013. The higher allowance to non-performing loans ratio at June 30, 2014 was driven by a reduction in non-performing loans. See the “Non-Performing Assets and Potential Problem Loans” section for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30,	December 31,
	2014	2013
Nonaccrual loans:
Commercial business	$3,589	$3,474
Commercial mortgage	2,734	9,663
Residential mortgage	758	1,078
Home equity	371	925
Consumer indirect	1,427	1,471
Other consumer	6	5

Total nonaccrual loans	8,885	16,616
Accruing loans 90 days or more delinquent	6	6

Total non-performing loans	8,891	16,622
Foreclosed assets	554	333
Non-performing investment securities	—	128

Total non-performing assets	$9,445	$17,083

Non-performing loans to total loans	0.47%	0.91%
Non-performing assets to total assets	0.32%	0.58%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and six months ended June 30, 2014 was as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2014	June 30, 2014
Nonaccrual loans, beginning of period	$16,264	$16,616
Additions	4,253	10,363
Payments	(8,245)	(11,309)
Charge-offs	(2,856)	(5,703)
Returned to accruing status	(317)	(771)
Transferred to other real estate or repossessed assets	(214)	(311)

Nonaccrual loans, end of period	$8,885	$8,885

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at June 30, 2014 were $9.4 million, a decrease of $7.6 million from $17.1 million at December 31, 2013. The primary component of non-performing assets is non-performing loans, which were $8.9 million or 0.47% of total loans at June 30, 2014, a decrease of $7.7 million from $16.6 million or 0.91% of total loans at December 31, 2013. The decrease in non-performing loans was driven by the resolution of a single commercial mortgage which had been modified as a troubled debt restructuring and placed on nonaccrual status during the fourth quarter 2013. The loan had a principal balance of $6.8 million as of March 31, 2014. Approximately $5.8 million, or 65%, of the $8.9 million in non-performing loans as of June 30, 2014 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $3.2 million at June 30, 2014. We had no TDRs that were accruing interest as of June 30, 2014.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented eight properties totaling $554 thousand at June 30, 2014 and four properties totaling $333 thousand at December 31, 2013.

During the second quarter of 2014 the last of the remaining non-performing pooled trust preferred investment security was sold. These securities had been transferred to non-performing status in years prior to 2010 and included in non-performing assets at fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $13.5 million and $9.7 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2014 and December 31, 2013, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$551,229	22.5%	$535,472	23.1%
Interest-bearing demand	507,083	20.7	470,733	20.3
Savings and money market	766,594	31.3	717,928	30.9
Certificates of deposit < $100,000	360,942	14.7	369,915	16.0
Certificates of deposit of $100,000 or more	264,230	10.8	226,008	9.7

Total deposits	$2,450,078	100.0%	$2,320,056	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2014, total deposits were $2.45 billion, representing an increase of $130.0 million in comparison to $2.32 billion as of December 31, 2013. Certificates of deposit were approximately 26% of total deposits at June 30, 2014 and December 31, 2013. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.83 billion and $1.79 billion at June 30, 2014 and December 31, 2013, respectively, and represented 75% and 77% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $617.5 million and $533.5 million at June 30, 2014 and December 31, 2013, respectively, and represented 25% and 23% of total deposits as of the end of each period, respectively. The increase in public deposits during the first six months of 2014 was due largely to successful business development efforts.

We had no traditional brokered deposits at June 30, 2014 or December 31, 2013; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $76.5 million and $59.4 million, respectively, at June 30, 2014, compared to $61.3 million and $56.4 million, respectively, at December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013
Short-term borrowings:
Repurchase agreements	$43,183	$39,042
Short-term FHLB borrowings	211,500	298,000

Total short-term borrowings	$254,683	$337,042

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of June 30, 2014 or December 31, 2013.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $21 million of immediate credit capacity with FHLB as of June 30, 2014. We had approximately $495 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at June 30, 2014. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks at June 30, 2014. Additionally, we had approximately $80 million of unencumbered liquid securities available for pledging.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2014 consisted of $67.5 million in overnight borrowings and $144.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances. We utilized deposit inflows during the first half of 2014 to pay down overnight FHLB borrowings outstanding at the end of 2013.

Shareholders’ Equity

Shareholders’ equity was $269.8 million at June 30, 2014, an increase of $15.0 million from $254.8 million at December 31, 2013. Net income for the year increased shareholders’ equity by $14.3 million, which was partially offset by common and preferred stock dividends declared of $6.0 million. Accumulated other comprehensive income included in shareholders’ equity increased $6.5 million during the first six months of 2014 due primarily to lower net unrealized losses on securities available for sale.

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

Our cash and cash equivalents were $64.8 million as of June 30, 2014, up $5.1 million from $59.7 million as of December 31, 2013. Our net cash provided by operating activities totaled $23.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $59.9 million, which included outflows of $65.9 million for net loan originations, partially offset by inflows of $7.8 million from net investment securities transactions. Net cash provided by financing activities of $41.6 million was attributed to a $130.0 million increase in deposits, partially offset by a $82.4 million decrease in short-term borrowings and $6.0 million in dividend payments.

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.3 million of preferred stock at June 30, 2014 and December 31, 2013. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

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

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2014	2013
Total shareholders’ equity	$269,827	$254,839
Less: Unrealized (loss) gain on securities available for sale, net of tax	1,292	(5,293)
Net unrecognized gain on available for sale securities transferred to held to maturity, net of tax	(201)	(44)
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(4,811)	(4,850)
Disallowed goodwill and other intangible assets	49,826	50,002

Tier 1 capital	$223,721	$215,024

Adjusted average total assets (for leverage capital purposes)	$2,928,431	$2,816,491

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.64%	7.63%
Total Tier 1 capital	$223,721	$215,024
Plus: Qualifying allowance for loan losses	25,564	24,854

Total risk-based capital	$249,285	$239,878

Net risk-weighted assets	$2,043,524	$1,986,473

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.95%	10.82%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	12.20%	12.08%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Tier 1 leverage:	Company	$223,721	7.64%	$117,137	4.00%	$146,422	5.00%
	Bank	211,704	7.23	117,059	4.00	146,324	5.00
Tier 1 capital:	Company	223,721	10.95	81,741	4.00	122,611	6.00
	Bank	211,704	10.38	81,604	4.00	122,406	6.00
Total risk-based capital:	Company	249,285	12.20	163,482	8.00	204,352	10.00
	Bank	237,226	11.63	163,208	8.00	204,010	10.00
December 31, 2013
Tier 1 leverage:	Company	$215,024	7.63%	$112,660	4.00%	$140,825	5.00%
	Bank	204,336	7.27	112,498	4.00	140,622	5.00
Tier 1 capital:	Company	215,024	10.82	79,459	4.00	119,188	6.00
	Bank	204,336	10.31	79,291	4.00	118,937	6.00
Total risk-based capital:	Company	239,878	12.08	158,918	8.00	198,647	10.00
	Bank	229,139	11.56	158,583	8.00	198,228	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2013 to June 30, 2014. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At June 30, 2014, the Company was generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2015 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Parallel Shifts in the Yield Curve
Change in net interest income	$(2,217)	$1,457	$3,459	$3,375
% Change	(2.37)%	1.56%	3.69%	3.60%

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment.

The simulations referenced above are based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes parallel shifts in the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2014 and December 31, 2013. The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2014 and December 31, 2013. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	June 30, 2014			December 31, 2013
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$493,807			$466,008
- 100 Basis Points	489,558	$(4,249)	(0.86)%	476,323	$10,315	2.21%
+ 100 Basis Points	487,351	(6,456)	(1.31)	452,155	(13,853)	(2.97)
+ 200 Basis Points	476,458	(17,349)	(3.51)	435,424	(30,584)	(6.56)

The Pre-Shock Scenario EVE was $493.8 million at June 30, 2014, compared to $466.0 million at December 31, 2013. The increase in the Pre-Shock Scenario EVE at June 30, 2014, compared to December 31, 2013 resulted primarily from a more favorable valuation of non-maturity deposits, fixed-rate residential loans and mortgage backed securities that reflected alternative funding and investment rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $435.4 million at December 31, 2013 to $476.5 million at June 30, 2014, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (6.56)% at December 31, 2013 to (3.51)% at June 30, 2014. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of June 30, 2014, compared to December 31, 2013.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits

(a) The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 5, 2014
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, August 5, 2014
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, August 5, 2014
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)