Form 10-Q
period 2014-09-30
FINANCIAL INSTITUTIONS INC
filed 2014-11-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 14,098,212 shares of Common Stock, $0.01 par value, outstanding as of October 28, 2014.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$87,582	$59,598
Federal funds sold and interest-bearing deposits in other banks	—	94

Total cash and cash equivalents	87,582	59,692
Securities available for sale, at fair value	585,479	609,400
Securities held to maturity, at amortized cost (fair value of $291,158 and $250,657, respectively)	285,967	249,785
Loans held for sale	1,029	3,381
Loans (net of allowance for loan losses of $27,244 and $26,736, respectively)	1,880,601	1,806,883
Company owned life insurance	55,454	49,171
Premises and equipment, net	36,602	36,009
Goodwill and other intangible assets, net	68,887	50,002
Other assets	53,703	64,313

Total assets	$3,055,304	$2,928,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$571,549	$535,472
Interest-bearing demand	530,783	470,733
Savings and money market	805,522	717,928
Certificates of deposit	630,970	595,923

Total deposits	2,538,824	2,320,056
Short-term borrowings	215,967	337,042
Other liabilities	22,755	16,699

Total liabilities	2,777,546	2,673,797

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 and 1,496 shares issued, respectively	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 and 171,927 shares issued, respectively	17,191	17,193

Total preferred equity	17,340	17,342
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,397,509 and 14,161,597 shares issued, respectively	144	142
Additional paid-in capital	72,803	67,574
Retained earnings	198,569	186,137
Accumulated other comprehensive (loss) income	(5,446)	(10,187)
Treasury stock, at cost – 303,244 and 332,242 shares, respectively	(5,652)	(6,169)

Total shareholders’ equity	277,758	254,839

Total liabilities and shareholders’ equity	$3,055,304	$2,928,636

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$20,671	$20,332	$61,168	$60,775
Interest and dividends on investment securities	4,458	4,291	13,903	12,938

Total interest income	25,129	24,623	75,071	73,713

Interest expense:
Deposits	1,627	1,624	4,729	4,960
Short-term borrowings	244	196	706	539

Total interest expense	1,871	1,820	5,435	5,499

Net interest income	23,258	22,803	69,636	68,214
Provision for loan losses	2,015	2,770	5,879	6,672

Net interest income after provision for loan losses	21,243	20,033	63,757	61,542

Noninterest income:
Service charges on deposits	2,277	2,728	6,768	7,437
ATM and debit card	1,263	1,283	3,694	3,849
Investment advisory	524	568	1,647	1,917
Company owned life insurance	421	422	1,249	1,275
Insurance income	922	92	979	189
Investments in limited partnerships	187	241	894	538
Loan servicing	120	227	450	452
Net gain on disposal of investment securities	515	—	1,777	1,224
Net gain (loss) on sale of loans held for sale	76	(101)	231	134
Net gain (loss) on disposal of other assets	72	—	61	39
Other	884	709	2,445	2,044

Total noninterest income	7,261	6,169	20,195	19,098

Noninterest expense:
Salaries and employee benefits	9,725	9,473	28,044	28,408
Occupancy and equipment	3,131	2,959	9,505	9,163
Professional services	976	814	3,332	2,844
Computer and data processing	725	689	2,225	2,205
Supplies and postage	507	518	1,554	1,806
FDIC assessments	390	367	1,200	1,092
Advertising and promotions	216	209	609	676
Other	2,285	1,980	6,507	5,861

Total noninterest expense	17,955	17,009	52,976	52,055

Income before income taxes	10,549	9,193	30,976	28,585
Income tax expense	3,365	3,029	9,541	9,422

Net income	$7,184	$6,164	$21,435	$19,163

Preferred stock dividends	366	365	1,097	1,100

Net income available to common shareholders	$6,818	$5,799	$20,338	$18,063

Earnings per common share (Note 3):
Basic	$0.49	$0.42	$1.47	$1.32
Diluted	$0.49	$0.42	$1.46	$1.31
Cash dividends declared per common share	$0.19	$0.19	$0.57	$0.55
Weighted average common shares outstanding:
Basic	13,953	13,745	13,840	13,734
Diluted	14,007	13,787	13,890	13,774

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$7,184	$6,164	$21,435	$19,163
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on securities available for sale	(1,745)	(382)	4,683	(17,167)
Pension and post-retirement obligations	19	198	58	596

Total other comprehensive (loss) income, net of tax	(1,726)	(184)	4,741	(16,571)

Comprehensive income	$5,458	$5,980	$26,176	$2,592

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2014 and 2013

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	—	—	—	19,163	—	—	19,163
Other comprehensive loss, net of tax	—	—	—	—	(16,571)	—	(16,571)
Purchases of common stock for treasury	—	—	—	—	—	(229)	(229)
Repurchase of Series A 3% preferred stock	(1)	—	—	—	—	—	(1)
Repurchase of Series B-1 8.48% preferred stock	(128)	—	(2)	—	—	—	(130)
Share-based compensation plans:
Share-based compensation	—	—	312	—	—	—	312
Stock options exercised	—	—	(5)	—	—	71	66
Restricted stock awards issued, net	—	—	(446)	—	—	446	—
Excess tax benefit on share-based compensation	—	—	(118)	—	—	—	(118)
Directors’ retainer	—	—	7	—	—	105	112
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,097)	—	—	(1,097)
Common-$0.55 per share	—	—	—	(7,556)	—	—	(7,556)

Balance at September 30, 2013	$17,342	$142	$67,458	$182,751	$(13,318)	$(6,530)	$247,845

Balance at January 1, 2014	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	—	—	—	21,435	—	—	21,435
Other comprehensive income, net of tax	—	—	—	—	4,741	—	4,741
Issuance of common stock for acqusition	—	2	5,398	—	—	—	5,400
Purchases of common stock for treasury	—	—	—	—	—	(195)	(195)
Repurchase of Series B-1 8.48% preferred stock	(2)	—	—	—	—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	383	—	—	—	383
Stock options exercised	—	—	2	—	—	158	160
Restricted stock awards issued, net	—	—	(554)	—	—	554	—
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.57 per share	—	—	—	(7,906)	—	—	(7,906)

Balance at September 30, 2014	$17,340	$144	$72,803	$198,569	$(5,446)	$(5,652)	$277,758

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$21,435	$19,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,247	3,145
Net amortization of premiums on securities	2,435	3,656
Provision for loan losses	5,879	6,672
Share-based compensation	383	312
Deferred income tax expense	802	1,907
Proceeds from sale of loans held for sale	12,649	22,963
Originations of loans held for sale	(10,919)	(27,413)
Increase in company owned life insurance	(1,249)	(1,275)
Net gain on sale of loans held for sale	(231)	(134)
Net gain on disposal of investment securities	(1,777)	(1,224)
Net gain on sale and disposal of other assets	(61)	(39)
Decrease in other assets	5,420	6,878
Increase (decrease) in other liabilities	(61)	215

Net cash provided by operating activities	37,952	34,826

Cash flows from investing activities:
Purchases of available for sale securities	(179,203)	(194,360)
Purchases of held to maturity securities	(50,394)	(9,228)
Proceeds from principal payments, maturities and calls on available for sale securities	123,625	123,864
Proceeds from principal payments, maturities and calls on held to maturity securities	26,432	8,886
Proceeds from sales of securities available for sale	76,100	1,327
Net loan originations	(79,138)	(76,010)
Purchases of company owned life insurance	(5,034)	(34)
Proceeds from sales of other assets	1,289	469
Purchases of premises and equipment	(4,448)	(2,870)
Cash consideration paid for acquisition, net of cash acquired	(7,995)	—

Net cash used in investing activities	(98,766)	(147,956)

Cash flows from financing activities:
Net increase in deposits	218,768	152,391
Net (decrease) increase in short-term borrowings	(121,075)	8,340
Repurchase of preferred stock	(2)	(131)
Purchase of common stock for treasury	(195)	(229)
Proceeds from stock options exercised	160	66
Excess tax (expense) benefit on share-based compensation, net	—	(118)
Cash dividends paid to common and preferred shareholders	(8,952)	(8,241)

Net cash provided by financing activities	88,704	152,078

Net increase in cash and cash equivalents	27,890	38,948
Cash and cash equivalents, beginning of period	59,692	60,436

Cash and cash equivalents, end of period	$87,582	$99,384

Supplemental information:
Cash paid for interest	$5,056	$5,738
Cash paid for income taxes	9,739	4,006
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	394	655
Accrued and declared unpaid dividends	3,032	2,977
Increase (decrease) in net unsettled security purchases	1,724	(51,061)
Securities transferred from available for sale to held to maturity (at fair value)	12,802	227,330
Loans transferred from held for sale to held for investment	853	3,292
Common stock issued for acquisition	5,400	—

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. On August 1, 2014, the Company acquired Scott Danahy Naylon Co., Inc., a full service insurance agency located in Amherst, New York. As a result of the acquisition the Company now provides insurance and risk consulting services through its wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”). The consolidated financial statements include the accounts of the Company, the Bank and SDN. All significant intercompany balances and transactions have been eliminated in the consolidation. References to “the Company” mean the consolidated reporting entity.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BUSINESS COMBINATIONS

On August 1, 2014, the Company completed the acquisition of Scott Danahy Naylon Co., Inc., a full service insurance agency located in Amherst, New York. Consideration for the acquisition included both cash and stock totaling $16.9 million, including up to $3.4 million of future payments, contingent upon SDN meeting certain revenue performance targets through 2017. The estimated fair value of the contingent consideration at the date of acquisition was $3.2 million, which was estimated using a probability-weighted discounted cash flow model. As a result of the acquisition, the Company recorded goodwill of $12.6 million and other intangible assets of $6.6 million. The goodwill is not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. Due to the timing of the closing of the acquisition, the fair values of other intangibles recorded are subject to adjustment as additional information becomes available to indicate a more accurate or appropriate fair value for the intangibles during the measurement period, which is not to exceed one year from the acquisition date.

The following table summarizes the consideration paid for Scott Danahy Naylon Co., Inc. and the amounts of the assets acquired and liabilities assumed.

Consideration paid:
Cash	$8,100
Stock	5,400
Contingent consideration	3,227

Fair value of total consideration transferred	16,727
Fair value of assets acquired:
Cash	105
Identified intangible assets	6,640
Premises and equipment, accounts receivable and other assets	1,094

Total identifiable assets acquired	7,839
Fair value of liabilities assumed:
Deferred tax liability	2,556
Other liabilities	1,173

Total liabilities assumed	3,729

Fair value of net assets acquired	4,110

Goodwill resulting from acquisition	$12,617

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income available to common shareholders	$6,818	$5,799	$20,338	$18,063
Weighted average common shares outstanding:
Total shares issued	14,318	14,162	14,214	14,162
Unvested restricted stock awards	(64)	(64)	(64)	(70)
Treasury shares	(301)	(353)	(310)	(358)

Total basic weighted average common shares outstanding	13,953	13,745	13,840	13,734
Incremental shares from assumed:
Exercise of stock options	26	12	25	8
Vesting of restricted stock awards	28	30	25	32

Total diluted weighted average common shares outstanding	14,007	13,787	13,890	13,774
Basic earnings per common share	$0.49	$0.42	$1.47	$1.32

Diluted earnings per common share	$0.49	$0.42	$1.46	$1.31

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	—	86	5	154
Restricted stock awards	—	—	1	3

	—	86	6	157

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$115,830	$916	$1,468	$115,278
Mortgage-backed securities:
Federal National Mortgage Association	182,986	1,720	2,228	182,478
Federal Home Loan Mortgage Corporation	30,784	588	42	31,330
Government National Mortgage Association	51,449	1,912	—	53,361
Collateralized mortgage obligations:
Federal National Mortgage Association	78,874	367	1,358	77,883
Federal Home Loan Mortgage Corporation	93,063	211	3,418	89,856
Government National Mortgage Association	33,113	755	110	33,758
Privately issued	—	1,294	—	1,294

Total collateralized mortgage obligations	205,050	2,627	4,886	202,791

Total mortgage-backed securities	470,269	6,847	7,156	469,960
Asset-backed securities	—	241	—	241

Total available for sale securities	$586,099	$8,004	$8,624	$585,479

Securities held to maturity:
State and political subdivisions	268,708	5,356	58	274,006
Mortgage-backed securities:
Federal National Mortgage Association	3,300	—	37	3,263
Government National Mortgage Association	13,959	—	70	13,889

Total held to maturity securities	$285,967	$5,356	$165	$291,158

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$135,840	$1,414	$2,802	$134,452
Mortgage-backed securities:
Federal National Mortgage Association	173,507	1,511	4,810	170,208
Federal Home Loan Mortgage Corporation	36,737	562	205	37,094
Government National Mortgage Association	61,832	2,152	142	63,842
Collateralized mortgage obligations:
Federal National Mortgage Association	63,838	261	3,195	60,904
Federal Home Loan Mortgage Corporation	102,660	169	5,856	96,973
Government National Mortgage Association	43,734	913	586	44,061
Privately issued	—	1,467	—	1,467

Total collateralized mortgage obligations	210,232	2,810	9,637	203,405

Total mortgage-backed securities	482,308	7,035	14,794	474,549
Asset-backed securities	18	381	—	399

Total available for sale securities	$618,166	$8,830	$17,596	$609,400

Securities held to maturity:
State and political subdivisions	$249,785	$1,340	$468	$250,657

Investment securities with a total fair value of $785.9 million and $763.1 million at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

During the third quarter of 2014, the Company transferred $12.8 million of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $51 thousand of unrealized holding losses that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2014 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$186	$189
Due from one to five years	93,032	93,453
Due after five years through ten years	237,569	237,720
Due after ten years	255,312	254,117

	$586,099	$585,479

Debt securities held to maturity:
Due in one year or less	$23,898	$23,993
Due from one to five years	133,714	136,201
Due after five years through ten years	111,096	113,812
Due after ten years	17,259	17,152

	$285,967	$291,158

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Proceeds from sales and calls	$14,672	$—	$76,100	$1,327
Gross realized gains	515	—	1,777	1,224

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$44,780	$299	$40,918	$1,169	$85,698	$1,468
Mortgage-backed securities:
Federal National Mortgage Association	44,078	208	64,400	2,020	108,478	2,228
Federal Home Loan Mortgage Corporation	—	—	3,478	42	3,478	42
Collateralized mortgage obligations:
Federal National Mortgage Association	18,649	121	29,146	1,237	47,795	1,358
Federal Home Loan Mortgage Corporation	—	—	77,992	3,418	77,992	3,418
Government National Mortgage Association	2,249	8	5,350	102	7,599	110

Total collateralized mortgage obligations	20,898	129	112,488	4,757	133,386	4,886

Total mortgage-backed securities	64,976	337	180,366	6,819	245,342	7,156

Total available for sale securities	109,756	636	221,284	7,988	331,040	8,624

Securities held to maturity:
State and political subdivisions	9,504	58	—	—	9,504	58
Mortgage-backed securities:
Federal National Mortgage Association	3,264	37	—	—	3,264	37
Government National Mortgage Association	13,889	70	—	—	13,889	70

Total held to maturity securities	26,657	165	—	—	26,657	165

Total	$136,413	$801	$221,284	$7,988	$357,697	$8,789

December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$86,177	$2,788	$2,717	$14	$88,894	$2,802
Mortgage-backed securities:
Federal National Mortgage Association	103,778	3,491	20,689	1,319	124,467	4,810
Federal Home Loan Mortgage Corporation	14,166	205	—	—	14,166	205
Government National Mortgage Association	14,226	142	—	—	14,226	142
Collateralized mortgage obligations:
Federal National Mortgage Association	35,632	2,586	11,760	609	47,392	3,195
Federal Home Loan Mortgage Corporation	72,655	4,980	15,762	876	88,417	5,856
Government National Mortgage Association	8,396	586	—	—	8,396	586

Total collateralized mortgage obligations	116,683	8,152	27,522	1,485	144,205	9,637

Total mortgage-backed securities	248,853	11,990	48,211	2,804	297,064	14,794

Total available for sale securities	335,030	14,778	50,928	2,818	385,958	17,596
Securities held to maturity:
State and political subdivisions	72,269	468	—	—	72,269	468

Total	$407,299	$15,246	$50,928	$2,818	$458,227	$18,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2014 was 122 compared to 331 at December 31, 2013. At September 30, 2014, the Company had positions in 55 investment securities with a fair value of $221.3 million and a total unrealized loss of $8.0 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 67 securities positions in the Company’s investment portfolio, with a fair value of $136.4 million and a total unrealized loss of $801 thousand at September 30, 2014, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

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

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2014, the debt securities with unrealized losses were not considered to be other than temporarily impaired. As of September 30, 2014, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2014, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan Costs (Fees)	Loans, Net
September 30, 2014
Commercial business	$275,027	$80	$275,107
Commercial mortgage	470,566	(1,081)	469,485
Residential mortgage	103,183	(139)	103,044
Home equity	376,062	6,641	382,703
Consumer indirect	630,441	25,774	656,215
Other consumer	21,096	195	21,291

Total	$1,876,375	$31,470	1,907,845

Allowance for loan losses			(27,244)

Total loans, net			$1,880,601

December 31, 2013
Commercial business	$265,751	$15	$265,766
Commercial mortgage	470,312	(1,028)	469,284
Residential mortgage	113,101	(56)	113,045
Home equity	320,658	5,428	326,086
Consumer indirect	609,390	26,978	636,368
Other consumer	22,893	177	23,070

Total	$1,802,105	$31,514	1,833,619

Allowance for loan losses			(26,736)

Total loans, net			$1,806,883

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.0 million and $3.4 million as of September 30, 2014 and December 31, 2013, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2014
Commercial business	$787	$27	$—	$814	$3,258	$270,955	$275,027
Commercial mortgage	—	62	—	62	2,460	468,044	470,566
Residential mortgage	334	—	—	334	656	102,193	103,183
Home equity	521	97	—	618	464	374,980	376,062
Consumer indirect	1,814	492	—	2,306	1,300	626,835	630,441
Other consumer	87	31	7	125	39	20,932	21,096

Total loans, gross	$3,543	$709	$7	$4,259	$8,177	$1,863,939	$1,876,375

December 31, 2013
Commercial business	$558	$199	$—	$757	$3,474	$261,520	$265,751
Commercial mortgage	800	—	—	800	9,663	459,849	470,312
Residential mortgage	542	—	—	542	1,078	111,481	113,101
Home equity	750	143	—	893	925	318,840	320,658
Consumer indirect	2,129	476	—	2,605	1,471	605,314	609,390
Other consumer	126	72	6	204	5	22,684	22,893

Total loans, gross	$4,905	$890	$6	$5,801	$16,616	$1,779,688	$1,802,105

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2014 and December 31, 2013. There were $7 thousand and $6 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2014 and December 31, 2013, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2014
Commercial business	—	$—	$—	1	$1,381	$1,381
Commercial mortgage	—	—	—	—	—	—

Total	—	$—	$—	1	$1,381	$1,381

September 30, 2013
Commercial business	—	$—	$—	3	$1,462	$1,454
Commercial mortgage	—	—	—	—	—	—

Total	—	$—	$—	3	$1,462	$1,454

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

All of the loans identified as TDRs by the Company during the nine months ended September 30, 2014 and 2013 were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications primarily related to extending the amortization periods of the loans. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2014 or 2013. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial business	$1,536	$1,998	$—	$1,553	$—
Commercial mortgage	1,108	1,247	—	1,092	—

	2,644	3,245	—	2,645	—
With an allowance recorded:
Commercial business	1,722	1,733	1,331	1,868	—
Commercial mortgage	1,352	1,352	269	1,520	—

	3,074	3,085	1,600	3,388	—

	$5,718	$6,330	$1,600	$6,033	$—

December 31, 2013
With no related allowance recorded:
Commercial business	$1,777	$2,273	$—	$659	$—
Commercial mortgage	875	906	—	760	—

	2,652	3,179	—	1,419	—
With an allowance recorded:
Commercial business	1,697	1,717	201	3,196	—
Commercial mortgage	8,788	9,188	1,057	3,758	—

	10,485	10,905	1,258	6,954	—

	$13,137	$14,084	$1,258	$8,373	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2014
Uncriticized	$255,436	$453,726
Special mention	8,593	6,898
Substandard	10,998	9,942
Doubtful	—	—

Total	$275,027	$470,566

December 31, 2013
Uncriticized	$250,553	$449,447
Special mention	6,311	6,895
Substandard	8,887	13,970
Doubtful	—	—

Total	$265,751	$470,312

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
September 30, 2014
Performing	$102,527	$375,598	$629,141	$21,050
Non-performing	656	464	1,300	46

Total	$103,183	$376,062	$630,441	$21,096

December 31, 2013
Performing	$112,023	$319,733	$607,919	$22,882
Non-performing	1,078	925	1,471	11

Total	$113,101	$320,658	$609,390	$22,893

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
September 30, 2014
Loans:
Ending balance	$275,027	$470,566	$103,183	$376,062	$630,441	$21,096	$1,876,375

Evaluated for impairment:
Individually	$3,258	$2,460	$—	$—	$—	$—	$5,718

Collectively	$271,769	$468,106	$103,183	$376,062	$630,441	$21,096	$1,870,657

Allowance for loan losses:
Ending balance	$5,758	$7,488	$592	$1,658	$11,292	$456	$27,244

Evaluated for impairment:
Individually	$1,331	$269	$—	$—	$—	$—	$1,600

Collectively	$4,427	$7,219	$592	$1,658	$11,292	$456	$25,644

September 30, 2013
Loans:
Ending balance	$253,928	$450,602	$117,650	$311,521	$591,242	$23,683	$1,748,626

Evaluated for impairment:
Individually	$4,078	$2,835	$—	$—	$—	$—	$6,913

Collectively	$249,850	$447,767	$117,650	$311,521	$591,242	$23,683	$1,741,713

Allowance for loan losses:
Ending balance	$4,410	$8,281	$729	$1,383	$11,416	$466	$26,685

Evaluated for impairment:
Individually	$649	$603	$—	$—	$—	$—	$1,252

Collectively	$3,761	$7,678	$729	$1,383	$11,416	$466	$25,433

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2014 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2014
Beginning balance	$5,402	$7,633	$618	$1,607	$11,446	$460	$27,166
Charge-offs	105	111	16	73	2,606	272	3,183
Recoveries	61	45	5	7	1,029	99	1,246
Provision (credit)	400	(79)	(15)	117	1,423	169	2,015

Ending balance	$5,758	$7,488	$592	$1,658	$11,292	$456	$27,244

Nine months ended September 30, 2014
Beginning balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736
Charge-offs	176	276	163	335	7,392	765	9,107
Recoveries	158	58	34	47	3,129	310	3,736
Provision (credit)	1,503	(37)	45	579	3,325	464	5,879

Ending balance	$5,758	$7,488	$592	$1,658	$11,292	$456	$27,244

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2013 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2013
Beginning balance	$4,755	$7,125	$701	$1,424	$11,095	$490	$25,590
Charge-offs	163	35	34	30	2,131	253	2,646
Recoveries	59	122	12	16	666	96	971
Provision (credit)	(241)	1,069	50	(27)	1,786	133	2,770

Ending balance	$4,410	$8,281	$729	$1,383	$11,416	$466	$26,685

Nine months ended September 30, 2013
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	694	144	281	352	5,778	734	7,983
Recoveries	301	279	42	126	2,230	304	3,282
Provision (credit)	(81)	1,565	228	327	4,249	384	6,672

Ending balance	$4,410	$8,281	$729	$1,383	$11,416	$466	$26,685

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, which are primarily automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets include core deposit intangibles, customer relationship intangibles, trade name intangibles and goodwill. Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Other intangible assets with definite lives include core deposit intangibles, customer relationship intangibles and trade name intangibles.

Goodwill is not subject to amortization and is instead evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when the carrying value of goodwill exceeds its implied fair value.

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance, December 31, 2013	$48,536
Addition from the SDN acquisition	12,617

Balance, September 30, 2014	$61,153

Goodwill and other intangible assets added during the period relates to the SDN acquisition, which was completed on August 1, 2014. See Note 2 – Business Combinations for additional information.

The following table presents the changes in other intangible assets and the related accumulated amortization for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross Other Intangible Assets:
Balance at beginning of period	$2,042	$2,042	$2,042	$2,042
Additions from the SDN acquisition	6,640	—	6,640	—

Balance at end of period	8,682	2,042	8,682	2,042

Accumulated Amortization:
Balance at beginning of period	(752)	(388)	(576)	(189)
Amortization	(196)	(95)	(372)	(294)

Balance at end of period	(948)	(483)	(948)	(483)

Net carrying value at end of period	$7,734	$1,559	$7,734	$1,559

Other intangible assets are amortized on either an accelerated or straight-line basis over their respective estimated useful lives ranging from three to 20 years and reviewed for impairment at least annually. The weighted average amortization period remaining for the Company’s other intangible assets is 17.8 years.

As of September 30, 2014, the estimated other intangible asset amortization expense for the remainder of 2014 and each of the next five years is as follows (in thousands):

2014 (remainder of year)	$248
2015	942
2016	864
2017	778
2018	689
2019	611

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine months ended September 30, 2014 and 2013:

	Outstanding	Treasury	Issued
September 30, 2014
Shares outstanding at December 31, 2013	13,829,355	332,242	14,161,597
Shares issued for the SDN acquisition	235,912	—	235,912
Restricted stock awards issued	43,242	(43,242)	—
Restricted stock awards forfeited	(13,609)	13,609	—
Stock options exercised	8,467	(8,467)	—
Treasury stock purchases	(9,102)	9,102	—

Shares outstanding at September 30, 2014	14,094,265	303,244	14,397,509

September 30, 2013
Shares outstanding at December 31, 2012	13,787,709	373,888	14,161,597
Restricted stock awards issued	43,035	(43,035)	—
Restricted stock awards forfeited	(18,977)	18,977	—
Stock options exercised	3,800	(3,800)	—
Treasury stock purchases	(11,349)	11,349	—
Directors’ retainer	5,672	(5,672)	—

Shares outstanding at September 30, 2013	13,809,890	351,707	14,161,597

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the nine month periods ended September 30, 2014 and 2013 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
September 30, 2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$9,923	$3,931	$5,992
Reclassification adjustment for net gains included in net income (1)	(2,167)	(858)	(1,309)

Total securities available for sale and transferred securities	7,756	3,073	4,683
Amortization of pension and post-retirement items:
Prior service credit	(36)	(14)	(22)
Net actuarial losses	132	52	80

Total pension and post-retirement obligations	96	38	58

Other comprehensive income	$7,852	$3,111	$4,741

September 30, 2013
Securities available for sale:
Change in unrealized gain/loss during the period	$(27,205)	$(10,777)	$(16,428)
Reclassification adjustment for net gains included in net income (1)	(1,224)	(485)	(739)

Total securities available for sale	(28,429)	(11,262)	(17,167)
Amortization of pension and post-retirement items:
Prior service credit	(36)	(14)	(22)
Net actuarial losses	1,023	405	618

Total pension and post-retirement obligations	987	391	596

Other comprehensive loss	$(27,442)	$(10,871)	$(16,571)

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, for the nine month periods ended September 30, 2014 and 2013 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
September 30, 2014
Balance at beginning of year	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income before reclassifications	5,992	—	5,992
Amounts reclassified from accumulated other comprehensive income	(1,309)	58	(1,251)

Net current period other comprehensive income	4,683	58	4,741

Balance at end of period	$(654)	$(4,792)	$(5,446)

September 30, 2013
Balance at beginning of year	$16,060	$(12,807)	$3,253
Other comprehensive (loss) income before reclassifications	(16,428)	—	(16,428)
Amounts reclassified from accumulated other comprehensive income	(739)	596	(143)

Net current period other comprehensive (loss) income	(17,167)	596	(16,571)

Balance at end of period	$(1,107)	$(12,211)	$(13,318)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2014 and 2013 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Nine months ended
	September 30,
	2014	2013
Realized gain on sale of investment securities	$1,777	$1,224	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	390	—	Interest income

	2,167	1,224	Total before tax
	(858)	(485)	Income tax expense

	1,309	739	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	36	36	Salaries and employee benefits
Net actuarial losses (1)	(132)	(1,023)	Salaries and employee benefits

	(96)	(987)	Total before tax
	38	391	Income tax benefit

	(58)	(596)	Net of tax

Total reclassified for the period	$1,251	$143

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

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

The Company awarded grants of 22,642 shares of restricted common stock to certain members of management during the nine months ended September 30, 2014. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2014. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2016. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on December 31, 2016.

The grant date fair value of the TSR portion of the award granted during the nine months ended September 30, 2014 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.87 years, (ii) risk free interest rate of 0.62%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 39.4%. The model resulted in a grant date fair value of $10.54 for the TSR portion of the award. The grant date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

In addition, the Company granted 11,600 shares of restricted common stock to management during the nine months ended September 30, 2014. The shares will vest after completion of a three-year service requirement. The weighted average market price of the restricted stock awards on the date of grant was $21.26.

During the nine months ended September 30, 2014, the Company granted 9,000 restricted shares of common stock to directors, of which 4,500 shares vested immediately and 4,500 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $22.82.

The restricted stock awards granted to management and directors in 2014 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the nine month period ended September 30, 2014:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	65,040	$16.92
Granted	43,242	18.76
Vested	(33,728)	18.17
Forfeited	(13,609)	18.04

Outstanding at end of period	60,945	$17.28

As of September 30, 2014, there was $578 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2014 or 2013. The following is a summary of stock option activity for the nine months ended September 30, 2014 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	192,934	$19.83
Exercised	(8,467)	18.87
Expired	(23,436)	23.64

Outstanding and exercisable at end of period	161,031	$19.34	2.1	$506

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2014 and 2013 was $35 thousand and $9 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2014 and 2013 was $160 thousand and $66 thousand, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$52	$85	$208	$164
Other noninterest expense	26	22	175	148

Total share-based compensation expense	$78	$107	$383	$312

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$479	$516	$1,438	$1,548
Interest cost on projected benefit obligation	573	505	1,720	1,515
Expected return on plan assets	(1,029)	(921)	(3,088)	(2,763)
Amortization of prior service credit	(12)	(12)	(36)	(36)
Amortization of net actuarial losses	44	341	132	1,023

Net periodic pension expense	$55	$429	$166	$1,287

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Commitments to extend credit	$441,425	$431,236
Standby letters of credit	11,023	8,618

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $742 thousand at September 30, 2014. There were no forward sales commitments outstanding as of December 31, 2013. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$115,278	$—	$115,278
Mortgage-backed securities	—	469,960	—	469,960
Asset-backed securities	—	241	—	241

	$—	$585,479	$—	$585,479

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,029	$—	$1,029
Collateral dependent impaired loans	—	—	1,474	1,474
Other assets:
Loan servicing rights	—	—	1,398	1,398
Other real estate owned	—	—	509	509

	$—	$1,029	$3,381	$4,410

December 31, 2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$134,452	$—	$134,452
Mortgage-backed securities	—	474,549	—	474,549
Asset-backed securities	—	399	—	399

	$—	$609,400	$—	$609,400

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$3,381	$—	$3,381
Collateral dependent impaired loans	—	—	9,227	9,227
Other assets:
Loan servicing rights	—	—	1,565	1,565
Other real estate owned	—	—	333	333

	$—	$3,381	$11,125	$14,506

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2014 and 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month periods ended September 30, 2014 and 2013.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,474	Appraisal of collateral (1)	Appraisal adjustments (2)	35% - 100% discount
		Discounted cash flow	Discount rate	4.5%(3)
			Risk premium rate	10.0%(3)
Loan servicing rights	1,398	Discounted cash flow	Discount rate	5.3%(3)
			Constant prepayment rate	11.7%(3)
Other real estate owned	509	Appraisal of collateral (1)	Appraisal adjustments (2)	9% - 58% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2014 and 2013.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated.

	Level in	September 30, 2014		December 31, 2013
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$87,582	$87,582	$59,692	$59,692
Securities available for sale	Level 2	585,479	585,479	609,400	609,400
Securities held to maturity	Level 2	285,967	291,158	249,785	250,657
Loans held for sale	Level 2	1,029	1,038	3,381	3,381
Loans	Level 2	1,879,127	1,889,258	1,797,656	1,802,407
Loans (1)	Level 3	1,474	1,474	9,227	9,227
Accrued interest receivable	Level 1	8,615	8,615	8,150	8,150
FHLB and FRB stock	Level 2	13,250	13,250	19,663	19,663
Financial liabilities:
Non-maturity deposits	Level 1	1,907,854	1,907,854	1,724,133	1,724,133
Time deposits	Level 2	630,970	631,676	595,923	596,928
Short-term borrowings	Level 1	215,967	215,967	337,042	337,042
Accrued interest payable	Level 1	3,786	3,786	3,407	3,407

(1)	Comprised of collateral dependent impaired loans.

(13.) BUSINESS SEGMENTS

The Company has two reportable operating segments, banking and insurance, which are delineated by the consolidated subsidiaries of Financial Institutions, Inc. The banking segment includes all of the Company’s retail and commercial banking operations. The insurance segment includes the activities of Scott Danahy Naylon, a full service insurance agency that provides a broad range of insurance services to both personal and business clients. The Company operated as one business segment until the acquisition of SDN on August 1, 2014, at which time the new “Insurance” segment was created for financial reporting purposes. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	September 30, 2014
	Banking	Insurance	Holding Company and Other	Consolidated Totals
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	1,206	6,528	—	7,734
Total assets(1)	3,035,803	19,847	(346)	3,055,304

(1)	The negative balance for total assets in the “Holding Company and Other” column results from the elimination of holding company cash held in deposit accounts at the Bank and other reclassifications.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) BUSINESS SEGMENTS (Continued)

	Three months ended September 30, 2014
	Banking	Insurance(1)	Holding Company and Other	Consolidated Totals
Net interest income	$23,258	$—	$—	$23,258
Provision for loan losses	(2,015)	—	—	(2,015)
Noninterest income	6,684	670	(93)	7,261
Noninterest expense	(16,794)	(640)	(521)	(17,955)

Income (loss) before income taxes	11,133	30	(614)	10,549
Income tax (expense) benefit	(3,584)	(12)	231	(3,365)

Net income (loss)	$7,549	$18	$(383)	$7,184

	Nine months ended September 30, 2014
	Banking	Insurance(1)	Holding Company and Other	Consolidated Totals
Net interest income	$69,636	$—	$—	$69,636
Provision for loan losses	(5,879)	—	—	(5,879)
Noninterest income	19,779	670	(254)	20,195
Noninterest expense	(50,315)	(640)	(2,021)	(52,976)

Income (loss) before income taxes	33,221	30	(2,275)	30,976
Income tax (expense) benefit	(10,480)	(12)	951	(9,541)

Net income (loss)	$22,741	$18	$(1,324)	$21,435

(1)	Reflects activity from SDN since August 1, 2014, the date of acquisition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Financial Institutions, Inc. is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. We have also expanded our indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Through our wholly-owned banking subsidiary, Five Star Bank (“the Bank”), we offer a wide range of services, including business and consumer loan and depository services, brokerage and investment advisory services, as well as other financial services and traditional banking services. During February 2014, the Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. as a special purpose real estate investment trust. For further discussion of Five Star REIT, Inc., refer to the “Income Taxes” section of this Management’s Discussion and Analysis. We also offer insurance services through our wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency. References in this report to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity, references to “the Bank” mean Five Star Bank and references to “SDN” mean Scott Danahy Naylon, LLC.

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

Our business strategy consists of focusing on and understanding the individualized banking needs of the businesses and residents of the communities we serve. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from our larger competitors, allowing us to maintain long-standing and broad based banking relationships with our customers. Our core customers are primarily comprised of households, small to medium sized businesses and community organizations who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively-priced banking products with personalized service. We believe that our level of personal service provides us with a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Acquisition of Scott Danahy Naylon Co., Inc.

On August 1, 2014, we completed the acquisition of Scott Danahy Naylon Co., Inc., a full service insurance agency located in a suburb of Buffalo, New York. Consideration for the acquisition included both cash and stock totaling $16.9 million, including up to $3.4 million of future payments, contingent upon SDN meeting certain revenue performance targets through 2017. As a result of the acquisition, the Company recorded goodwill of $12.6 million and other intangible assets of $6.6 million. SDN now operates as a subsidiary of Financial Institutions, Inc. and an affiliate of Five Star Bank.

We expect to realize the following benefits from this acquisition:

•	Grow and diversify our noninterest income by entering the insurance line of business

•	Platform agency, defined by industry standards as an agency with $5 million or more in annual revenue, for us to add independent agencies or individual producers in the future

•	Retain capable management with extensive experience in the insurance industry

•	Potential synergies with our commercial lending business as SDN profile includes over 70% commercial-related activities

•	Improved presence and brand recognition in the Buffalo marketplace

Summary of 2014 Third Quarter Results

Net income increased $1.0 million or 17% to $7.2 million for the third quarter of 2014 compared to $6.2 million for the third quarter of 2013. Net income available to common shareholders for the third quarter of 2014 was $6.8 million, or $0.49 per diluted share, compared with $5.8 million, or $0.42 per diluted share, for the third quarter of last year. Return on average common equity was 10.55% and return on average assets was 0.95% for the third quarter of 2014 compared to 10.05% and 0.88%, respectively, for the third quarter of 2013.

Net interest income totaled $23.3 million in the third quarter 2014, up from $22.8 million in the third quarter 2013. Average earning assets were up $176.7 million, led by a $144.3 million increase in loans and a $32.5 million increase in investment securities in the third quarter of 2014 compared to the same quarter in 2013. The growth in earning assets was offset by a narrowing net interest margin. Third quarter 2014 net interest margin was 3.46%, a decrease of 16 basis points from 3.62% reported in the third quarter of 2013.

Noninterest income totaled $7.3 million in the third quarter of 2014, compared to $6.2 million in the third quarter of 2013. The increase in noninterest income compared to the third quarter of 2013 was primarily due to gains from the sale of securities and insurance income resulting from the SDN acquisition.

Noninterest expense in the third quarter of 2014 totaled $18.0 million compared with $17.0 million in the third quarter of 2013. The increase in noninterest expense was largely due to incremental expenses from the addition of SDN operations and higher salaries and benefits expense associated and the hiring of additional loan officers and related personnel.

The provision for loans losses decreased to $2.0 million in the third quarter of 2014 compared to $2.8 million in the third quarter of 2013. The third quarter 2013 provision for loans losses included a $960 thousand reserve related to one credit relationship. Net charge-offs during the recent quarter were $1.9 million, up from $1.7 million in the third quarter of 2013. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.40% during the third quarter of 2014 compared with 0.38% in the third quarter of 2013.

The period end allowance for loan losses to total loans decreased to 1.43% at September 30, 2014 from 1.46% at December 31, 2013. Non-performing loans declined by $8.4 million or 51% to $8.2 million or 0.43% of total loans when comparing September 30, 2014 to December 31, 2013. The decreases reflect meaningful improvement in commercial mortgage non-performing loans.

Our leverage ratio decreased to 7.34% as of September 30, 2014 from 7.68% at September 30, 2013. Our tier 1 risk-based capital ratio was 10.44% and 10.94% at September 30, 2014 and 2013, respectively. Regulatory capital ratios decreased as of September 30, 2014 when compared to September 30, 2013 primarily as a result of the SDN acquisition.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income per consolidated statements of income	$25,129	$24,623	$75,071	$73,713
Adjustment to fully taxable equivalent basis	721	679	2,117	1,963

Interest income adjusted to a fully taxable equivalent basis	25,850	25,302	77,188	75,676
Interest expense per consolidated statements of income	1,871	1,820	5,435	5,499

Net interest income on a taxable equivalent basis	$23,979	$23,482	$71,753	$70,177

2014 Leverage Strategy

During the first quarter of 2014, we utilized the proceeds of short-term Federal Home Loan Bank (“FHLB”) advances to purchase investment securities of approximately $50 million. During the second quarter of 2014 we sold approximately $42 million of securities purchased in the first quarter and utilized the proceeds to fund growth in our home equity portfolio. During the third quarter of 2014, we utilized the proceeds of short-term FHLB advances to purchase an additional $25 million of investment securities. Our purchases of investment securities were comprised of high-quality mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

Analysis of Net Interest Income for the Three Months ended September 30, 2014 and 2013

Net interest income on a taxable equivalent basis for the three months ended September 30, 2014, was $24.0 million, an increase of $497 thousand or 2% versus the comparable quarter last year. The increase in taxable equivalent net interest income was attributable to a change in the mix and increase in the volume of earning assets and interest-bearing liabilities, which added $1.6 million to taxable equivalent net interest income, partly offset by the impact of changes in the interest rate environment and product pricing, which reduced taxable equivalent net interest income by $1.1 million.

Actions by the Federal Open Market Committee of the Federal Reserve Board have maintained low interest rates on interest-earning assets, which has compressed net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets. Throughout 2013 and thus far into 2014, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in the current low rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry.

The net interest margin for the third quarter of 2014 was 3.46%, 16 basis points lower than 3.62% for the same period in 2013. This comparable period decrease was due to a corresponding decrease in the interest rate spread, a net result of an 17 basis point decrease in the yield on earning assets and a 1 basis point decrease in the cost of interest-bearing liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the third quarter of 2014, the yield on average earning assets of 3.73% was 17 basis points lower than during the third quarter of 2013. Loan yields decreased 28 basis points during the third quarter of 2014 to 4.31%. Consumer indirect loans in particular, down 48 basis points, experienced lower yields given the competitive pricing pressures in a low interest rate environment. The yield on investment securities increased slightly to 2.43%. Overall, earning asset rate changes reduced interest income by $1.1 million during the third quarter of 2014, but that was more than offset by a favorable increase in the volume of earning assets that increased interest income by $1.7 million, which collectively drove a $548 thousand increase in interest income.

The cost of average interest-bearing liabilities of 0.35% in the third quarter of 2014 was 1 basis point lower than the third quarter of 2013. Rates on interest-bearing deposits were down 2 basis points to 0.34% and the cost of short-term funding decreased 1 basis point to 0.37% for the third quarter of 2014. The interest-bearing liability rate changes resulted in $80 thousand of lower interest expense, which was partly offset by a $131 thousand volume-related increase in interest expense.

Average interest-earning assets were $2.76 billion for the third quarter 2014, an increase of $176.7 million or 7% from the comparable quarter last year, with average loans up $144.3 million and average securities up $32.5 million. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $112.5 million and $48.0 million, respectively, partially offset by a $16.2 million decrease in residential mortgage loans.

Average interest-bearing liabilities of $2.14 billion in third quarter of 2014 were $141.7 million or 7% higher than the third quarter of 2013. On average, interest-bearing deposits grew $89.2 million, while noninterest-bearing demand deposits were up $29.0 million. The increase in average interest-bearing deposits was primarily attributable to a $76.8 million increase in public deposit balances due largely to the seasonality of municipal cash flows. Average short-term borrowings increased $52.5 million between the third quarter periods, largely due to the incremental borrowings associated with the previously mentioned 2014 leverage strategy.

Analysis of Net Interest Income for the Nine Months ended September 30, 2014 and September 30, 2013

Net interest income on a taxable equivalent basis for the first nine months of 2014 was $71.8 million, an increase of $1.6 million or 2% versus the same period last year. The increase in taxable equivalent net interest income was primarily attributable to a favorable volume variance (as changes in the balances and mix of earning assets and interest-bearing liabilities added $5.1 million to taxable equivalent net interest income), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $3.5 million).

The net interest margin for the first nine months of 2014 was 3.48%, 18 basis points lower than 3.66% for the same period last year. This comparable period decrease was a function of a 16 basis point decrease in interest rate spread to 3.41% during the first nine months of 2014, combined with a 2 basis point lower contribution from net free funds. The lower interest rate spread was a net result of a 19 basis point decrease in the yield on earning assets and a 3 basis point decrease in the cost of interest-bearing liabilities.

The yield on earning assets was 3.75% for the first nine months of 2014, 19 basis points lower than the same period last year, primarily attributable to a decrease in the yields on the loan portfolio (down 33 basis points to 4.36%), partially offset by an increase in the yields on the investment securities portfolio (up 3 basis points, to 2.43%).

The cost on interest-bearing liabilities of 0.34% for the first nine months of 2014 was 3 basis points lower than the same period in 2013. Rates on interest-bearing deposits were down 3 basis points to 0.33% and the cost of short-term borrowings decreased 2 basis points to 0.37%.

Average interest-earning assets were $2.75 billion for the first nine months of 2014, an increase of $189.7 million or 7% from the comparable period last year, with average loans up $141.1 million and average securities up $48.7 million. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $101.2 million and $55.8 million, respectively, partially offset by a $16.0 million decrease in residential mortgage loans.

Average interest-bearing liabilities of $2.15 billion in the first nine months of 2014 were $138.8 million or 7% higher than the first nine months of 2013. On average, interest-bearing deposits grew $70.0 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $36.0 million and average short-term borrowings increased $68.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$51	$—	0.28%	$126	$—	0.15%
Investment securities (1):
Taxable	589,054	3,117	2.12	579,483	3,031	2.09
Tax-exempt (2)	264,976	2,062	3.11	242,078	1,939	3.20

Total investment securities	854,030	5,179	2.43	821,561	4,970	2.42
Loans:
Commercial business	273,239	2,878	4.18	256,256	2,823	4.37
Commercial mortgage	473,168	5,847	4.90	442,178	5,569	5.00
Residential mortgage	105,255	1,247	4.74	121,462	1,481	4.88
Home equity	377,360	3,685	3.88	309,970	3,115	3.99
Consumer indirect	653,192	6,420	3.90	605,286	6,679	4.38
Other consumer	20,847	594	11.30	23,641	665	11.16

Total loans	1,903,061	20,671	4.31	1,758,793	20,332	4.59

Total interest-earning assets	2,757,142	25,850	3.73	2,580,480	25,302	3.90

Allowance for loan losses	(27,853)			(26,020)
Other noninterest-earning assets	256,631			230,120

Total assets	$2,985,920			$2,784,580

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$486,311	$151	0.12%	$466,889	$211	0.18%
Savings and money market	758,306	222	0.12	719,452	248	0.14
Time deposits	634,400	1,254	0.78	603,434	1,165	0.77

Total interest-bearing deposits	1,879,017	1,627	0.34	1,789,775	1,624	0.36
Short-term borrowings	259,995	244	0.37	207,491	196	0.38

Total interest-bearing liabilities	2,139,012	1,871	0.35	1,997,266	1,820	0.36

Noninterest-bearing demand deposits	556,485			527,438
Other noninterest-bearing liabilities	16,777			13,673
Shareholders’ equity	273,646			246,203

Total liabilities and shareholders’ equity	$2,985,920			$2,784,580

Net interest income (tax-equivalent)		$23,979			$23,482

Interest rate spread			3.38%			3.54%

Net earning assets	$618,130			$583,214

Net interest margin (tax-equivalent)			3.46%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.90%			129.20%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$153	$—	0.10%	$223	$—	0.19%
Investment securities (1):
Taxable	621,605	9,971	2.14	600,620	9,293	2.06
Tax-exempt (2)	256,318	6,049	3.15	228,587	5,608	3.27

Total investment securities	877,923	16,020	2.43	829,207	14,901	2.40
Loans:
Commercial business	271,190	8,701	4.29	257,172	8,548	4.44
Commercial mortgage	473,263	17,045	4.82	431,440	16,251	5.04
Residential mortgage	109,030	3,926	4.80	125,017	4,689	5.00
Home equity	351,212	10,396	3.96	299,474	9,208	4.11
Consumer indirect	648,901	19,301	3.98	596,260	20,049	4.50
Other consumer	21,251	1,799	11.32	24,412	2,030	11.12

Total loans	1,847,847	61,168	4.36	1,733,775	60,775	4.69

Total interest-earning assets	2,752,923	77,188	3.75	2,563,205	75,676	3.94

Allowance for loan losses	(27,389)			(25,700)
Other noninterest-earning assets	249,560			247,142

Total assets	$2,975,094			$2,784,647

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$502,170	$462	0.12%	$483,428	$525	0.15%
Savings and money market	770,008	689	0.12	717,583	710	0.13
Time deposits	627,550	3,578	0.76	628,694	3,725	0.79

Total interest-bearing deposits	1,899,728	4,729	0.33	1,829,705	4,960	0.36
Short-term borrowings	253,017	706	0.37	184,236	539	0.39

Total interest-bearing liabilities	2,152,745	5,435	0.34	2,013,941	5,499	0.37

Noninterest-bearing demand deposits	539,693			503,734
Other noninterest-bearing liabilities	14,803			14,027
Shareholders’ equity	267,853			252,945

Total liabilities and shareholders’ equity	$2,975,094			$2,784,647

Net interest income (tax-equivalent)		$71,753			$70,177

Interest rate spread			3.41%			3.57%

Net earning assets	$600,178			$549,264

Net interest margin (tax-equivalent)			3.48%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.88%			127.27%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	51	35	86	331	347	678
Tax-exempt	179	(56)	123	660	(219)	441

Total investment securities	230	(21)	209	991	128	1,119
Loans:
Commercial business	182	(127)	55	456	(303)	153
Commercial mortgage	384	(106)	278	1,527	(733)	794
Residential mortgage	(193)	(41)	(234)	(582)	(181)	(763)
Home equity	660	(90)	570	1,542	(354)	1,188
Consumer indirect	505	(764)	(259)	1,682	(2,430)	(748)
Other consumer	(80)	9	(71)	(267)	36	(231)

Total loans	1,458	(1,119)	339	4,358	(3,965)	393

Total interest income	1,688	(1,140)	548	5,349	(3,837)	1,512

Interest expense:
Deposits:
Interest-bearing demand	9	(69)	(60)	19	(82)	(63)
Savings and money market	12	(38)	(26)	50	(71)	(21)
Time deposits	61	28	89	(7)	(140)	(147)

Total interest-bearing deposits	82	(79)	3	62	(293)	(231)
Short-term borrowings	49	(1)	48	193	(26)	167

Total interest expense	131	(80)	51	255	(319)	(64)

Net interest income	$1,557	$(1,060)	$497	$5,094	$(3,518)	$1,576

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $2.0 million and $5.9 million for the three and nine month periods ended September 30, 2014, compared with provisions of $2.8 million and $6.7 million for the corresponding periods in 2013, respectively. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service charges on deposits	$2,277	$2,728	$6,768	$7,437
ATM and debit card	1,263	1,283	3,694	3,849
Investment advisory	524	568	1,647	1,917
Company owned life insurance	421	422	1,249	1,275
Insurance income	922	92	979	189
Investments in limited partnerships	187	241	894	538
Loan servicing	120	227	450	452
Net gain on disposal of investment securities	515	—	1,777	1,224
Net gain (loss) on sale of loans held for sale	76	(101)	231	134
Net gain (loss) on disposal of other assets	72	—	61	39
Other	884	709	2,445	2,044

Total noninterest income	$7,261	$6,169	$20,195	$19,098

Service charges on deposit accounts decreased $451 thousand or 17% in the third quarter of 2014 and $669 thousand or 9% for the nine months ended September 30, 2014, compared to the same periods a year earlier. Service charges on deposit accounts for 2013 reflected a retail checking account repositioning that involved simplifying the suite of products offered to customers and modifications to the fee structure for our accounts. As noted at that time, the income from service charges on deposits subsequently stabilized as customers determined the optimal mix of our products and services to best suit their banking needs.

ATM and debit card income decreased $20 thousand or 2% in the third quarter of 2014 and $155 thousand or 4% for the nine months ended September 30, 2014, compared to the same periods a year earlier. The decreases are primarily attributable to lower transaction volumes due to card reissuance associated with third-party security breaches.

Investment advisory income decreased $44 thousand or 8% and $270 thousand or 14%, respectively, in the three and nine months ended September 30, 2014, compared to the same periods of 2013. Investment advisory income fluctuates mainly due to sales volume, which decreased during the first nine months of 2014.

Insurance income was $922 thousand and $979 thousand for the three and nine months ended September 30, 2014, respectively. The quarterly and year to date amounts include $670 thousand which was generated by SDN.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $187 thousand and $894 thousand for the three and nine months ended September 30, 2014, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

Loan servicing income represents fees earned primarily for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses, if any, associated with capitalized loan servicing assets. Loan servicing income decreased $107 thousand and $2 thousand during the three and nine months ended September 30, 2014, compared to the same periods a year earlier. The decreases were the result of lower fees collected due to a decrease in the sold and serviced portfolio.

We recognized pre-tax gains on investment securities of $515 thousand from the sale of two agency securities during the third quarter of 2014. During the first and second quarters of 2014 we recognized pre-tax gains on investment securities of $313 thousand and $949 thousand, respectively, from the sale of one pooled trust preferred security which had been classified as non-performing, three mortgage backed securities and 19 agency securities. There were no sales of investment securities during the three months ended September 30, 2013. During the first and second quarters of 2013 we recognized pre-tax gains on investment securities of $892 thousand and $332 thousand, respectively, from the sale of pooled trust-preferred securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $175 thousand or 25% in the third quarter of 2014 and $401 thousand or 20% for the nine months ended September 30, 2014, compared to the same periods a year earlier. Merchant services income, dividends on FHLB stock and credit card correspondent income comprised the majority of the increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits
Salaries	$7,851	$7,462	$22,150	$22,020
Employee benefits	1,874	2,011	5,894	6,388

Total salaries and employee benefits	9,725	9,473	28,044	28,408
Occupancy and equipment	3,131	2,959	9,505	9,163
Professional services	976	814	3,332	2,844
Computer and data processing	725	689	2,225	2,205
Supplies and postage	507	518	1,554	1,806
FDIC assessments	390	367	1,200	1,092
Advertising and promotions	216	209	609	676
Other	2,285	1,980	6,507	5,861

Total noninterest expense	$17,955	$17,009	$52,976	$52,055

Salaries and employee benefits increased by $252 thousand in the third quarter of 2014 and decreased by $364 thousand for the nine months ended September 30, 2014, compared to the same periods a year earlier. An increase in salaries expense was primarily due to the acquisition of SDN and the hiring of additional loan officers, partially offset by a decrease in severance expense. A decrease in employee benefits was primarily due to lower expense related to our defined benefit retirement plans, partially offset by higher medical expenses. We recognized a combined net periodic pension expense of $55 thousand and $166 thousand, respectively, on our pension and post-retirement obligations during the three and nine months ended September 30, 2014 compared to $429 thousand and $1.3 million, respectively, during the three and nine months ended September 30, 2013.

Occupancy and equipment expense increased by $172 thousand in the third quarter of 2014 and $342 thousand for the nine months ended September 30, 2014, when compared to the same periods one year earlier. The increases were primarily related to higher contractual service expenses and incremental expenses from the SDN facility.

Professional fees increased $162 thousand in the third quarter of 2014 and $488 thousand in the nine months ended September 30, 2014, compared to the same periods a year earlier. The increases were largely due to professional services associated with the acquisition of SDN and the hiring of additional loan officers and related personnel as part of our expansion initiatives.

Supplies and postage expense decreased by $11 thousand and $252 thousand for the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013. The prior year-to-date amount included expenses for additional print materials related to our retail checking account repositioning incurred during the first quarter of 2013.

FDIC assessments increased $23 thousand or 6% in the third quarter of 2014 and $108 thousand or 10% for the nine months ended September 30, 2014, compared to the same periods a year earlier. The increased assessments are a direct result of the growth in our balance sheet.

Other noninterest expense was $2.3 million in the third quarter of 2014 and $6.5 million for the nine months ended September 30, 2014, representing increases of $305 thousand and $646 thousand, respectively, from the same periods in 2013. The increases were largely due to higher intangible asset amortization due to the SDN acquisition, combined with an increase in electronic banking activities and deposit expenses.

The efficiency ratio for the third quarter of 2014 was 57.65% compared with 56.95% for the third quarter of 2013, and 58.24% for the nine months ended September 30, 2014, compared to 58.72% for the same period a year ago. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

We recorded income tax expense of $3.4 million in the third quarter of 2014, compared to of $3.0 million in the third quarter of 2013. For the nine months ended September 30, 2014, income tax expense totaled $9.5 million compared to $9.4 million in the same period of 2013. The effective tax rates for the three and nine month periods ended September 30, 2014 were 31.9% and 30.8%, respectively, in comparison to 33.0% for the three and nine months ended September 30, 2013. Our effective tax rate in the third quarter of 2014 was higher than the first six months of 2014 due to non-deductible one-time expenses associated with the acquisition of SDN. When comparing three and nine month periods of 2014 to the comparable periods in 2013, our lower effective tax rate reflects New York State tax savings generated by our real estate investment trust, which became effective during February 2014. More information about our real estate investment trust follows. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance.

During February 2014, the Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. (the “REIT”), to acquire a portion of the Bank’s assets, which will primarily be qualifying mortgage related loans. The Bank made an initial contribution of mortgage related loans to the REIT in return for common stock of the REIT. The REIT expects to purchase mortgage related loans from the Bank on a periodic basis going forward. The REIT entered into service agreements with the Bank for administrative and investment services. The formation of the REIT lowered the effective tax rate for 2014.

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

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$115,830	$115,278	$135,840	$134,452
Mortgage-backed securities:
Agency mortgage-backed securities	470,269	468,666	482,308	473,082
Non-Agency mortgage-backed securities	—	1,294	—	1,467
Asset-backed securities	—	241	18	399

Total available for sale securities	586,099	585,479	618,166	609,400
Securities held to maturity:
State and political subdivisions	268,708	274,006	249,785	250,657
Agency mortgage-backed securities	17,259	17,152	—	—

Total held to maturity securities	285,967	291,158	249,785	250,657

Total investment securities	$872,066	$876,637	$867,951	$860,057

The available for sale (“AFS”) investment securities portfolio decreased $23.9 million to $585.5 million at September 30, 2014 from $609.4 million at December 31, 2013. The decrease was largely attributable to the transfer of available for sale mortgage-backed securities to the held to maturity category during the third quarter of 2014, combined with scheduled principal paydowns on amortizing securities and a change in the net unrealized gain/loss on the AFS portfolio. The AFS portfolio had net unrealized losses totaling $620 thousand at September 30, 2014 compared to net unrealized losses of $8.8 million December 31, 2013. The fair value of most of the investment securities in the AFS portfolio fluctuate as market interest rates change.

During the third quarter of 2014, the Company transferred $12.8 million of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $51 thousand of unrealized holding losses that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

During the nine months ended September 30, 2014 we recognized gains of $1.8 million from the sale of AFS securities with an amortized cost totaling $74.3 million. The securities sold were comprised of one pooled trust preferred security, three mortgage backed securities and 19 agency securities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the nine months ended September 30, 2014 and 2013.

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial business	$275,107	14.4%	$265,766	14.5%
Commercial mortgage	469,485	24.6	469,284	25.6

Total commercial	744,592	39.0	735,050	40.1
Residential mortgage	103,044	5.4	113,045	6.2
Home equity	382,703	20.1	326,086	17.8
Consumer indirect	656,215	34.4	636,368	34.7
Other consumer	21,291	1.1	23,070	1.2

Total consumer	1,060,209	55.6	985,524	53.7

Total loans	1,907,845	100.0%	1,833,619	100.0%

Allowance for loan losses	27,244		26,736

Total loans, net	$1,880,601		$1,806,883

Total loans increased $74.2 million to $1.91 billion at September 30, 2014 from $1.83 billion at December 31, 2013. The increase in loans was attributable to organic growth, primarily in the home equity and consumer indirect loan portfolios, partially offset by a decline in residential mortgages.

Commercial loans increased $9.5 million and represented 39% of total loans as of September 30, 2014, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $10.0 million to $103.0 million as of September 30, 2014 in comparison to $113.0 million as of December 31, 2013. This category of loans decreased due to our focus on home equity lending. We continue to sell the majority of newly originated and refinanced residential mortgages to the secondary market rather than adding them to our portfolio.

Our home equity portfolio, which consists of home equity loans and lines, totaled $382.7 million as of September 30, 2014, up $56.6 million or 17% compared to December 31, 2013. As of September 30, 2014, our home equity portfolio was comprised of $253.3 million of home equity loans and $129.4 million of home equity lines. This compares to $197.4 million of home equity loans and $128.7 million of home equity lines as of December 31, 2013. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans. As of September 30, 2014, approximately 79% of the loans in the home equity portfolio were first lien positions.

The consumer indirect portfolio increased $19.8 million to $656.2 million as of September 30, 2014, from $636.4 million as of December 31, 2013, reflecting our continued focus on consumer indirect lending. During the first nine months of 2014, we originated $234.1 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. This compares $224.9 million in indirect auto loans with a mix of approximately 48% new auto and 52% used auto for the same period in 2013.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $1.0 million and $3.4 million as of September 30, 2014 and December 31, 2013, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in our consolidated statements of financial condition, amounted to $220.3 million as of September 30, 2014, a decrease from $237.9 million as of December 31, 2013, as runoff has outpaced production in the first nine months of 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance as of beginning of period	$27,166	$25,590	$26,736	$24,714
Charge-offs:
Commercial business	105	163	176	694
Commercial mortgage	111	35	276	144
Residential mortgage	16	34	163	281
Home equity	73	30	335	352
Consumer indirect	2,606	2,131	7,392	5,778
Other consumer	272	253	765	734

Total charge-offs	3,183	2,646	9,107	7,983
Recoveries:
Commercial business	61	59	158	301
Commercial mortgage	45	122	58	279
Residential mortgage	5	12	34	42
Home equity	7	16	47	126
Consumer indirect	1,029	666	3,129	2,230
Other consumer	99	96	310	304

Total recoveries	1,246	971	3,736	3,282

Net charge-offs	1,937	1,675	5,371	4,701
Provision for loan losses	2,015	2,770	5,879	6,672

Balance at end of period	$27,244	$26,685	$27,244	$26,685

Net loan charge-offs to average loans (annualized)	0.40%	0.38%	0.38%	0.36%
Allowance for loan losses to total loans	1.43%	1.50%	1.43%	1.50%
Allowance for loan losses to non-performing loans	333%	258%	333%	258%

The allowance for loan losses represents the estimated amount of credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate inherent losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2014.

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

Net charge-offs of $1.9 million in the third quarter of 2014 represented 0.40% of average loans on an annualized basis compared to $1.7 million or 0.38% in the third quarter of 2013. For the nine months ended September 30, 2014 net charge-offs of $5.4 million represented 0.38% of average loans compared to $4.7 million or 0.36% of average loans for same period in 2013.

The allowance for loan losses was $27.2 million at September 30, 2014, compared with $26.7 million at December 31, 2013. The ratio of the allowance for loan losses to total loans was 1.43% at September 30, 2014, compared with 1.46% at December 31, 2013. The ratio of allowance for loan losses to non-performing loans was 333% at September 30, 2014, compared with 161% at December 31, 2013. The higher allowance to non-performing loans ratio at September 30, 2014 was driven by a reduction in non-performing loans. See the “Non-Performing Assets and Potential Problem Loans” section for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial business	$3,258	$3,474
Commercial mortgage	2,460	9,663
Residential mortgage	656	1,078
Home equity	464	925
Consumer indirect	1,300	1,471
Other consumer	39	5

Total nonaccrual loans	8,177	16,616
Accruing loans 90 days or more delinquent	7	6

Total non-performing loans	8,184	16,622
Foreclosed assets	509	333
Non-performing investment securities	—	128

Total non-performing assets	$8,693	$17,083

Non-performing loans to total loans	0.43%	0.91%
Non-performing assets to total assets	0.28%	0.58%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and nine months ended September 30, 2014 was as follows (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Nonaccrual loans, beginning of period	$8,885	$16,616
Additions	4,641	15,004
Payments	(1,631)	(12,940)
Charge-offs	(3,025)	(8,728)
Returned to accruing status	(610)	(1,381)
Transferred to other real estate or repossessed assets	(83)	(394)

Nonaccrual loans, end of period	$8,177	$8,177

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at September 30, 2014 were $8.7 million, a decrease of $8.4 million from $17.1 million at December 31, 2013. The primary component of non-performing assets is non-performing loans, which were $8.2 million or 0.43% of total loans at September 30, 2014, a decrease of $8.4 million from $16.6 million or 0.91% of total loans at December 31, 2013. The decrease in non-performing loans was driven by the resolution, during the second quarter of 2014, of a single commercial mortgage which had been modified as a troubled debt restructuring and placed on nonaccrual status during the fourth quarter 2013. Approximately $4.6 million, or 56%, of the $8.2 million in non-performing loans as of September 30, 2014 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $3.0 million at September 30, 2014. We had no TDRs that were accruing interest as of September 30, 2014.

Foreclosed assets consist of real property formerly pledged as collateral to loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented nine properties totaling $509 thousand at September 30, 2014 and four properties totaling $333 thousand at December 31, 2013.

During the second quarter of 2014 the last of the remaining non-performing pooled trust preferred investment security was sold. These securities had been transferred to non-performing status in years prior to 2010 and included in non-performing assets at fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. Management considers loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $15.2 million and $9.7 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2014 and December 31, 2013, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$571,549	22.5%	$535,472	23.1%
Interest-bearing demand	530,783	20.9	470,733	20.3
Savings and money market	805,522	31.7	717,928	30.9
Certificates of deposit < $100,000	352,793	13.9	369,915	16.0
Certificates of deposit of $100,000 or more	278,177	11.0	226,008	9.7

Total deposits	$2,538,824	100.0%	$2,320,056	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2014, total deposits were $2.54 billion, representing an increase of $218.8 million in comparison to $2.32 billion as of December 31, 2013. Certificates of deposit were approximately 25% and 26% of total deposits at September 30, 2014 and December 31, 2013, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.83 billion and $1.79 billion at September 30, 2014 and December 31, 2013, respectively, and represented 72% and 77% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the many towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $708.4 million and $533.5 million at September 30, 2014 and December 31, 2013, respectively, and represented 28% and 23% of total deposits as of the end of each period, respectively. The increase in public deposits during the first nine months of 2014 was due largely to seasonality coupled with successful business development efforts.

We had no traditional brokered deposits at September 30, 2014 or December 31, 2013; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $75.6 million and $64.1 million, respectively, at September 30, 2014, compared to $61.3 million and $56.4 million, respectively, at December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Short-term borrowings:
Repurchase agreements	$48,767	$39,042
Short-term FHLB borrowings	167,200	298,000

Total short-term borrowings	$215,967	$337,042

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of September 30, 2014 or December 31, 2013.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2014 consisted of $167.2 million in short-term advances. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances. We utilized deposit inflows during the first nine months of 2014 to pay down overnight FHLB borrowings outstanding at the end of 2013.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $27 million of immediate credit capacity with FHLB as of September 30, 2014. We had approximately $443 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) Discount Window, none of which was outstanding at September 30, 2014. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks at September 30, 2014. Additionally, we had approximately $73 million of unencumbered liquid securities available for pledging.

Shareholders’ Equity

Shareholders’ equity was $277.8 million at September 30, 2014, an increase of $22.9 million from $254.8 million at December 31, 2013. Net income for the year and stock issued for the acquisition of SDN increased shareholders’ equity by $21.4 million and $5.4 million, respectively, which were partially offset by common and preferred stock dividends declared of $9.0 million. Accumulated other comprehensive income included in shareholders’ equity increased $4.7 million during the first nine months of 2014 due primarily to lower net unrealized losses on securities available for sale.

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

Our cash and cash equivalents were $87.6 million as of September 30, 2014, up $27.9 million from $59.7 million as of December 31, 2013. Our net cash provided by operating activities totaled $38.0 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $98.8 million, which included outflows of $79.1 million for net loan originations and $3.4 million from net investment securities transactions. Net cash provided by financing activities of $88.7 million was attributed to a $218.8 million increase in deposits, partially offset by a $121.1 million decrease in short-term borrowings and $9.0 million in dividend payments.

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

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale (except for unrealized losses which have been determined to be other than temporary and recognized as expense in the consolidated statements of income), goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company includes, subject to limitation, $17.3 million of preferred stock at September 30, 2014 and December 31, 2013. The Company and the Bank’s total capital are comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

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

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2014	2013
Total shareholders’ equity	$277,758	$254,839
Less: Unrealized loss on securities available for sale, net of tax	(374)	(5,293)
Net unrecognized gain on available for sale securities transferred to held to maturity, net of tax	(280)	(44)
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(4,792)	(4,850)
Disallowed goodwill and other intangible assets	68,887	50,002

Tier 1 capital	$214,137	$215,024

Adjusted average total assets (for leverage capital purposes)	$2,921,009	$2,816,491

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.34%	7.63%
Total Tier 1 capital	$214,317	$215,024
Plus: Qualifying allowance for loan losses	25,685	24,854

Total risk-based capital	$240,002	$239,878

Net risk-weighted assets	$2,053,263	$1,986,473

Tier 1 capital ratio (Tier 1 capital to net risk-weighted assets)	10.44%	10.82%
Total risk-based capital ratio (Total risk-based capital to net risk-weighted assets)	11.69%	12.08%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

		Actual		For Capital Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Tier 1 leverage:	Company	$214,317	7.34%	$116,840	4.00%	$146,050	5.00%
	Bank	211,337	7.22	117,149	4.00	146,436	5.00
Tier 1 capital:	Company	214,317	10.44	82,131	4.00	123,196	6.00
	Bank	211,337	10.29	82,127	4.00	123,191	6.00
Total risk-based capital:	Company	240,002	11.69	164,261	8.00	205,326	10.00
	Bank	237,021	11.54	164,255	8.00	205,318	10.00
December 31, 2013
Tier 1 leverage:	Company	$215,024	7.63%	$112,660	4.00%	$140,825	5.00%
	Bank	204,336	7.27	112,498	4.00	140,622	5.00
Tier 1 capital:	Company	215,024	10.82	79,459	4.00	119,188	6.00
	Bank	204,336	10.31	79,291	4.00	118,937	6.00
Total risk-based capital:	Company	239,878	12.08	158,918	8.00	198,647	10.00
	Bank	229,139	11.56	158,583	8.00	198,228	10.00

Regulatory capital ratios decreased as of September 30, 2014 when compared to December 31, 2013 primarily as a result of the SDN acquisition. Goodwill of $12.6 million and other intangible assets of $6.6 million were recorded in conjunction with the acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2013 to September 30, 2014. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At September 30, 2014, the Company was generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2015 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Parallel Shifts in the Yield Curve
Change in net interest income	$(1,964)	$1,367	$3,381	$3,157
% Change	(2.07)%	1.44%	3.57%	3.33%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2014 and December 31, 2013. The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2014 and December 31, 2013. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	September 30, 2014			December 31, 2013
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$506,993			$466,008
- 100 Basis Points	502,879	$(4,114)	(0.81)%	476,323	$10,315	2.21%
+ 100 Basis Points	499,124	(7,869)	(1.55)	452,155	(13,853)	(2.97)
+ 200 Basis Points	487,705	(19,288)	(3.80)	435,424	(30,584)	(6.56)

The Pre-Shock Scenario EVE was $507.0 million at September 30, 2014, compared to $466.0 million at December 31, 2013. The increase in the Pre-Shock Scenario EVE at September 30, 2014, compared to December 31, 2013 resulted primarily from a more favorable valuation of non-maturity deposits, fixed-rate residential loans and mortgage backed securities that reflected alternative funding and investment rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $435.4 million at December 31, 2013 to $487.7 million at September 30, 2014, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (6.56)% at December 31, 2013 to (3.80)% at September 30, 2014. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of September 30, 2014, compared to December 31, 2013.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

The acquisition of Scott Danahy Naylon Co., Inc. was consummated on August 1, 2014, at which time Scott Danahy Naylon, LLC (“SDN”) became a consolidated subsidiary of the Company. The Company is in the process of reviewing the internal control structure of SDN and, if necessary, will make appropriate changes as it integrates SDN into the Company’s overall internal control over financial reporting process. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes in the Company’s internal control over financial reporting have occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1*	Separation and release agreement between Financial Institutions, Inc. and Kenneth V. Winn	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 4, 2014
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, November 4, 2014
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, November 4, 2014
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)