Form 10-K
period 2014-12-31
FINANCIAL INSTITUTIONS INC
filed 2015-03-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2014 closing price reported by NASDAQ, was approximately $314,579,000.

As of February 27, 2015, there were outstanding, exclusive of treasury shares, 14,166,792 shares of the registrant’s common stock.

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

—

statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent” or “FII”) and its subsidiaries (collectively the “Company,” “we,” “our,” “us”); and

—	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

—	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
—	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;
—	Geographic concentration may unfavorably impact our operations;
—	We depend on the accuracy and completeness of information about or from customers and counterparties;
—	Our insurance brokerage subsidiary, SDN, is subject to risk related to the insurance industry;
—	We are subject to environmental liability risk associated with our lending activities;
—	Our indirect lending involves risk elements in addition to normal credit risk;
—	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;
—	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;
—	Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general;
—	A breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may result in a loss of customer business or damage to our brand image;
—	We need to stay current on technological changes in order to compete and meet customer demands;
—	We rely on other companies to provide key components of our business infrastructure;
—	We use financial models for business planning purposes that may not adequately predict future results;
—	We may not be able to attract and retain skilled people;
—	Acquisitions may disrupt our business and dilute shareholder value;
—	We are subject to interest rate risk;
—	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;
—	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies;
—	The soundness of other financial institutions could adversely affect us;
—	We may be required to recognize an impairment of goodwill;
—	We operate in a highly competitive industry and market area;
—	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
—	Liquidity is essential to our businesses;
—	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;
—	We rely on dividends from our subsidiaries for most of our revenue;
—	We may not pay or may reduce the dividends on our common stock;
—

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

—	The market price of our common stock may fluctuate significantly in response to a number of factors; and
—	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors, of this Annual Report on Form 10-K for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.	BUSINESS

GENERAL

Financial Institutions, Inc., (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The Company offers a broad array of deposit, lending, insurance services and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank. The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. During February 2014, Five Star Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. as a special purpose real estate investment trust. For further discussion of Five Star REIT, Inc., refer to the “Income Taxes” section of the Management’s Discussion and Analysis in Item 7 of this Annual Report on Form 10-K. We also offer insurance services through our wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC, a full service insurance agency acquired during 2014. Unless otherwise indicated, or unless the context requires otherwise, all references in this Annual Report on Form 10-K to “the Company,” “we,” “our” or “us” means Financial Institutions, Inc. and its subsidiaries on a consolidated basis. Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank”, and Scott Danahy Naylon, LLC is referred to as “SDN”. The consolidated financial statements include the accounts of the Company, the Bank and SDN. FII is a legal entity, separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and oversight. Our executive offices are located at 220 Liberty Street, Warsaw, New York.

Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of individuals, municipalities and businesses of the local communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking and insurance relationships with a community bank that offers and combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan and insurance products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

Acquisition Strategy

Targeted acquisitions of bank and complementary nonbank businesses are expected to be pursued as opportunities arise, using a disciplined approach. We believe that the challenging economic environment combined with more restrictive bank regulatory reforms will cause many financial institutions to seek merger partners in the near to intermediate future. We also believe our community banking philosophy, access to capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our primary geographic target area for acquisitions will complement our current footprint. Our senior management team has had extensive experience in acquisitions and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate additional financial services and banking businesses.

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of over 50 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wyoming and Yates counties. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. In addition, we have expanded our consumer indirect lending presence to the Capital District of New York and Northern Pennsylvania.

Our market area is economically diversified in that we serve both rural markets and the larger markets in and around Rochester and Buffalo. Rochester and Buffalo are the two largest metropolitan areas in New York outside of New York City, with a combined population of over two million people. We anticipate continuing to increase our presence in and around these metropolitan statistical areas in the coming years.

We face significant competition in both making loans and attracting deposits, as both Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2014, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2014 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches(1)
Allegany	7.6%	3	1
Cattaraugus	27.3%	2	5
Cayuga	3.0%	11	1
Chautauqua	1.1%	9	1
Chemung	14.5%	3	3
Erie	0.4%	11	3
Genesee	21.5%	3	3
Livingston	32.4%	1	5
Monroe	1.2%	11	5
Ontario	14.1%	2	5
Orleans	23.2%	2	2
Seneca	20.7%	2	2
Steuben	27.1%	1	7
Wyoming	51.6%	1	4
Yates	40.1%	1	2

(1)	Number of branches current as of December 31, 2014.

INVESTMENT ACTIVITIES

Our investment policy is contained within our overall Asset-Liability Management and Investment Policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, need for collateral and desired risk parameters. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with factors related to quality, maturity, marketability, pledgeable nature and risk diversification. Our Treasurer, guided by our Asset-Liability Committee (“ALCO”), is responsible for investment portfolio decisions within the established policies.

Our investment securities strategy is focused on providing liquidity to meet loan demand and redeeming liabilities, meeting pledging requirements, managing credit risks, managing overall interest rate risks and maximizing portfolio yield. Our current policy generally limits security purchases to the following:

—	U.S. treasury securities;
—

U.S. government agency securities, which are securities issued by official Federal government bodies (e.g., the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”)), and U.S. government-sponsored enterprise (“GSE”) securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g., the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Farm Credit Bureau);

—

Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities (“pass-throughs”), collateralized mortgage obligations (“CMO”) and multi-family MBS bonds issued by GNMA, FNMA and FHLMC;

—	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;
—	Certain creditworthy un-rated securities issued by municipalities;
—	Certificates of deposit;
—	Equity securities at the holding company level; and
—	Limited partnership investments.

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

We continually evaluate and update our lending policy. The key elements of our lending philosophy include the following:

—	To ensure consistent underwriting, employees must share a common view of the risks inherent in lending activities as well as the standards to be applied in underwriting and managing credit risk;
—	Pricing of credit products should be risk-based;
—	The loan portfolio must be diversified to limit the potential impact of negative events; and
—	Careful, timely exposure monitoring through dynamic use of our risk rating system is required to provide early warning and assure proactive management of potential problems.

Commercial Business and Commercial Mortgage Lending

We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. Commercial business loans are offered to the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2014, $80.9 million, or 30%, of our aggregate commercial business loan portfolio were at fixed rates, while $186.5 million, or 70%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2014, $181.7 million, or 38%, of our aggregate commercial mortgage portfolio were at fixed rates, while $293.4 million, or 62%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2014, we had loans with an aggregate principal balance of $55.0 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Mortgage Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value, or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the FHA, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2014, our residential mortgage servicing portfolio totaled $215.2 million, the majority of which has been sold to the FHLMC. As of December 31, 2014, our residential mortgage loan portfolio totaled $100.1 million, or 5% of our total loan portfolio. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2014, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products, which represented 62% and 36% of our outstanding consumer loan balances, respectively.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern Pennsylvania. As of December 31, 2014, our consumer indirect portfolio totaled $661.7 million, or 35% of our total loan portfolio. The consumer indirect loan portfolio is primarily fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2014, $261.4 million, or 68%, of our home equity portfolio was at fixed rates, while $125.2 million, or 32%, was at variable rates. Approximately 80% of the loans in our home equity portfolio are first lien positions at December 31, 2014. The other consumer portfolio totaled $21.1 million as of December 31, 2014, all but $1.0 million of which were fixed rate loans.

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

Our credit objectives are to:

—	Compete effectively and service the legitimate credit needs of our target market;
—	Enhance our reputation for superior quality and timely delivery of products and services;
—	Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;
—	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;
—	Focus on government guaranteed lending and specialize in this area to meet the needs of the small businesses in our communities; and
—	Comply with all relevant laws and regulations.

Our policy includes loan reviews, under the supervision of our Audit and Risk Oversight committees of the Board of Directors and directed by our Chief Risk Officer, in order to render an independent and objective evaluation of our asset quality and credit administration process.

Risk ratings are assigned to loans in the commercial business and commercial mortgage portfolios. The risk ratings are specifically used to:

—	Profile the risk and exposure in the loan portfolio and identify developing trends and relative levels of risk;
—	Identify deteriorating credits;
—	Reflect the probability that a given customer may default on its obligations; and
—	Assist with risk-based pricing.

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

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors such as:

—	Specific allocations for individually analyzed credits;
—	Risk assessment process;
—	Historical net charge-off experience;
—	Evaluation of loss emergence and look-back periods;
—	Evaluation of the loan portfolio with loan reviews;
—	Levels and trends in delinquent and non-accruing loans;
—	Trends in volume and terms of loans;
—	Effects of changes in lending policy;
—	Experience, ability and depth of management;
—	National and local economic trends and conditions;
—	Concentrations of credit;
—	Interest rate environment;
—	Customer leverage;
—	Information (availability of timely financial information); and
—	Collateral values.

Our methodology for estimating the allowance for loan losses includes the following:

1.

Impaired commercial business and commercial mortgage loans, generally in excess of $50 thousand are reviewed individually and assigned a specific loss allowance, if considered necessary, in accordance with U.S. generally accepted accounting principles (“GAAP”).

2.

The remaining portfolios of commercial business and commercial mortgage loans are segmented by risk rating into the following loan classification categories: uncriticized or pass, special mention, substandard and doubtful. Uncriticized loans, special mention loans, substandard loans and all doubtful loans not assigned a specific loss allowance are assigned allowance allocations based on historical net loan charge-off experience for each of the respective loan categories, supplemented with additional reserve amounts, if considered necessary, based upon loss emergence periods and qualitative factors. These qualitative factors include the levels and trends in delinquent and non-accruing loans, trends in volume and terms of loans, effects of changes in lending policy, experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, interest rate environment, customer leverage, information (availability of timely financial information), and collateral values, among others.

3.

The retail loan portfolio is segmented into the following types of loans: residential real estate, home equity (home equity loans and lines of credit), consumer indirect and other consumer. Allowance allocations for the real estate related loan portfolios (residential and home equity) are based on the average loss experience for the previous eight quarters, supplemented with loss emergence periods and qualitative factors similar to the elements described above. Allowance allocations for the consumer indirect and other consumer portfolios are based on vintage analyses performed with historical loss experience at 48 months and 30 months aging, respectively. The allocations on these portfolios are also supplemented with loss emergence periods and qualitative factors.

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

Deposits

We maintain a full range of deposit products and accounts to meet the needs of the residents and businesses in our primary service area. Products include an array of checking and savings account programs for individuals and businesses, including money market accounts, certificates of deposit, sweep investment capabilities as well as Individual Retirement Accounts and other qualified plan accounts. We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain these deposits and seek to make our services convenient to the community by offering a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (ATMs), debit cards, point-of-sale transactions, automated clearing house transactions (ACH), remote deposit, and mobile banking via telephone or wireless devices. We also take advantage of the use of technology by offering business customers banking access via the Internet and various advanced cash management systems.

We had no traditional brokered deposits at December 31, 2014; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $79.7 million and $67.1 million, respectively, at December 31, 2014.

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

OPERATING SEGMENTS

We have two reportable operating segments, banking and insurance, which are delineated by the subsidiaries of Financial Institutions, Inc. The banking segment includes all of the Company’s retail and commercial banking operations. The insurance segment includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients. The Company operated as one business segment until the acquisition of SDN on August 1, 2014, at which time the new “Insurance” segment was created for financial reporting purposes.

For a discussion of the segments included in our principal activities and certain financial information for each segment, see Note 20, Business Segments, of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

SUPERVISION AND REGULATION

The Company and our subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors.

Significant elements of the laws and regulations applicable to the Company and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the business, financial condition and results of operations of the Company.

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

—

Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

—	Acquiring all or substantially all of the assets of another bank or bank holding company, or
—	Merging or consolidating with another bank holding company.

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

The Dodd-Frank Act.    The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

In addition, the Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, the establishment of the Consumer Financial Protection Bureau (“CFPB”), and restrictions on proprietary trading (the “Volcker Rule”). The Dodd-Frank Act may have a material impact on the Company’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See Item 1A, Risk Factors, for a more extensive discussion of this topic.

Depository Institution Regulation.    The Bank is subject to regulation by the FDIC. This regulatory structure includes:

—	Real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans;
—	Risk-based capital rules, including accounting for interest rate risk, concentration of credit risk and the risks posed by non-traditional activities;
—	Rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;
—	Rules restricting types and amounts of equity investments; and
—	Rules addressing various safety and soundness issues, including operations and managerial standards, standards for asset quality, earnings and compensation standards.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2014 were 10.47% and 11.72%, respectively.

The FRB’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2014, we had a leverage ratio of 7.35%. See also the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

Basel III Capital Rules.    In July 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. We believe that our capital levels will remain characterized as “well-capitalized” under the new rules.

Liquidity Requirements.    Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. The federal bank regulators have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.

Prompt Corrective Action.    The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

We believe that, as of December 31, 2014, our bank subsidiary, Five Star Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

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

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2015, our subsidiary bank could declare dividends of approximately $22.8 million from retained net profits of the preceding two years. Our subsidiary bank declared dividends of $20 million in 2014 and $15 million in 2013.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2014, the FICO assessment was equal to 0.60 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

The Volcker Rule.    The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. Although the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not have any significant engagement in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Consumer Laws and Regulations.    In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

—	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.
—	The markets in which firms operate and risks to consumers posed by activities in those markets.
—	Depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus.
—	Non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

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

During January 2015 we signed an Assurance of Discontinuance with the NYS Attorney General’s office related to an investigation into lending practices for minority residents within the City of Rochester. As part of the agreement, we will pay NYS $150 thousand to cover its costs. An additional $750 thousand in dedicated funds spread over three-years will be earmarked for ongoing business efforts consistent with the Bank’s growth initiatives in the Rochester market, and throughout Monroe County, including efforts focused on marketing to minority communities, as well as lending discounts and/or subsidies.

Examinations in 2011 by the New York Department of Financial Services and the Federal Reserve Bank of New York under the federal Community Reinvestment Act rated Five Star as “outstanding”.

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

Anti-Money Laundering and the USA Patriot Act.    A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Transactions with Affiliates.    FII, FSB, Five Star REIT, Inc. and SDN are affiliates within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, limit borrowings by FII and its nonbank subsidiary from FSB, and also limit various other transactions between FII and its nonbank subsidiary, on the one hand, and FSB, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with non-affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amends the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.

Office of Foreign Assets Control Regulation.    The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Insurance Regulation.    SDN is required to be licensed or receive regulatory approval in nearly every state in which it does business. In addition, most jurisdictions require individuals who engage in brokerage and certain other insurance service activities to be personally licensed. These licensing laws and regulations vary from jurisdiction to jurisdiction. In most jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

Incentive Compensation.    The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Officials from the Federal Reserve have recently indicated that they are preparing a new rule on incentive compensation.

In June 2010, the Federal Reserve Board, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

EMPLOYEES

At December 31, 2014, we had 645 employees, none of whom are subject to a collective bargaining agreement. Management believes our relations with employees are good.

EXECUTIVE OFFICERS

The following table sets forth current information regarding our executive officers and certain other significant employees (ages are as of May 6, 2015, the date of the 2015 Annual Meeting of Shareholders).

Name	Age	Started In	Positions/Offices
Martin K. Birmingham	48	2005

President and Chief Executive Officer since March 2013. Previously, President and Chief of Community Banking of FII and the Bank from August 2012 to March 2013. Executive Vice President and Regional President/ Commercial Banking Executive Officer of the Bank from 2009 to 2012. Senior Vice President and Regional President/ Commercial Banking Executive Officer of the Bank from 2005 to 2009. Senior Vice President and Regional President of the Bank from 2005 to 2009. Prior to joining us, Mr. Birmingham served as Senior Team Leader and Regional President of the Rochester Market at Bank of America (formally Fleet Boston Financial) from 2000 to 2005.

Paula D. Dolan	61	2013

Senior Vice President and Director of Human Resources and Enterprise Planning since December 2014. Ms. Dolan joined the Company in September 2013 as Senior Vice President and Director of Human Resources. Before joining the Company, Ms. Dolan worked at Hillside Family of Agencies (“Hillside”), starting as a consultant in 2010, and most recently as Hillside’s Manager of Compensation and Human Resource Information Systems until September 2013. Previously, she was a Senior Human Resources Consultant with First Niagara Consulting/Burke Group from 2007 to 2010. Prior to working at First Niagara, Ms. Dolan held human resources positions at Unity Health Systems, HR Works, Eastman Kodak Company, Rochester Community Savings Bank and Jones & Laughlin Steel Corporation.

Sonia M. Dumbleton	53	1984

Senior Vice President, Controller and Corporate Secretary of FII and the Bank since May 2013. Senior Vice President and Controller of the Bank since 2006. Vice President and Controller of FII from 2001 to 2006.

Michael D. Grover	43	1999	Senior Vice President of Financial Reporting and Tax and Chief Accounting Officer of FII and the Bank since April 2013. Senior Vice President of Financial Reporting and Tax of the Bank since 2008.

Richard J. Harrison	69	2003

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

Jeffrey P. Kenefick	48	2006

Executive Vice President and Commercial Banking Executive of FII and the Bank since May 2013. Senior Vice President, Commercial Banking Executive and Regional President of the Bank from February 2006 until May 2013.

Kevin B. Klotzbach	62	2001

Executive Vice President, Chief Financial Officer and Treasurer of FII and the Bank since April 2013. Senior Vice President and Treasurer of the Bank since 2005. Vice President and Treasurer of FII from 2001 to 2005. Prior to joining us, Mr. Klotzbach actively managed fixed income portfolios at several other financial institutions, including Merrill Lynch Asset Management and Empire of America.

William L. Kreienberg	57	2014

Executive Vice President, General Counsel and Chief Risk Officer of the Company and the Bank since January 2015. He joined our Company as General Counsel and Chief Risk Officer in December 2014. Mr. Kreienberg has practiced law since 1984 and served as a Partner at the law firm of Harter Secrest & Emery LLP, from April 1996 until December 2014.

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

Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

Our tax strategies are dependent upon our ability to generate taxable income in future periods. Our tax strategies will be less effective in the event we fail to generate taxable income. Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.

Geographic concentration may unfavorably impact our operations.

Substantially all of our business and operations are concentrated in the Western and Central New York region. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in our market could:

—	increase loan delinquencies;

—	increase problem assets and foreclosures;

—	increase claims and lawsuits;

—	decrease the demand for our products and services; and

—	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with non-performing loans and collateral coverage.

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

Our insurance brokerage subsidiary, SDN, is subject to risk related to the insurance industry.

SDN derives the bulk of its revenue from commissions and fees earned from brokerage services. SDN does not determine the insurance premiums on which its commissions are based. Insurance premiums are cyclical in nature and may vary widely based on market conditions. As a result, insurance brokerage revenues and profitability can be volatile. As insurance companies outsource the production of premium revenue to non-affiliated brokers or agents such as SDN, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers, which could adversely affect SDN’s revenues. In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, increased use of self-insurance, captives, and risk retention groups. While SDN has been able to participate in certain of these activities and earn fees for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on properties we have foreclosed upon. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage regardless of whether we knew, had reason to know of, or caused the release of such substance. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our indirect lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risks elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by LTV ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower.

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

New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition.

Pursuant to accounting principles generally accepted in the United States, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and reserves related to litigation, among other items. Certain of our financial instruments, including available-for-sale securities and certain loans, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. These risks, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general.

We have been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations.

We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if it has not established a reserve. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could adversely affect our results of operations and financial condition.

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

In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these type of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

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

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for highly talented people can be intense, and we may not be able to hire sufficiently skilled people or to retain them. Further, the rural location of our principal executive offices and many of our bank branches make it challenging for us to attract skilled people to such locations. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Acquisitions may disrupt our business and dilute shareholder value.

We intend to continue to pursue a growth strategy for our business by expanding our branch network into communities within or adjacent to markets where we currently conduct business. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

—	difficulty in estimating the value of the target company;
—	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
—	potential exposure to unknown or contingent liabilities of the target company;
—	exposure to potential asset quality issues of the target company;
—	volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;
—	challenge and expense of integrating the operations and personnel of the target company;
—	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;
—	potential disruption to our business;
—	potential diversion of our management’s time and attention;
—	the possible loss of key employees and customers of the target company; and
—	potential changes in banking or tax laws or regulations that may affect the target company.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates could result in impairment of goodwill. During 2014, the annual impairment test performed as of September 30 indicated that the fair value of our two reporting units exceeded the fair value of its assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings, which could have a material adverse impact on our results of operations or financial condition. Such a charge would have no impact on tangible capital. At December 31, 2014, we had goodwill of $61.2 million, representing approximately 22% of shareholders’ equity. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

—	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

—	the ability to expand our market position;

—	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

—	the rate at which we introduce new products and services relative to our competitors;

—	customer satisfaction with our level of service; and

—	industry and general economic trends.

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

Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. Reduced liquidity may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment and/or loan portfolio, which, depending upon market conditions, could result in us realizing a loss.

We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all.

We may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on our financial performance and, among other things, conditions in the capital markets at that time which is outside of our control.

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

We may not pay or may reduce the dividends on our common stock.

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

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. We may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock that could dilute our current shareholders and effect the value of our common stock.

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

Our quarterly and annual operating results have varied in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

—	volatility of stock market prices and volumes in general;

—	changes in market valuations of similar companies;

—	changes in conditions in credit markets;

—	changes in accounting policies or procedures as required by the Financial Accounting Standards Board, or FASB, or other regulatory agencies;

—

legislative and regulatory actions (including the impact of the Dodd-Frank Act and related regulations) subjecting us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

—

government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

—	additions or departures of key members of management;

—	fluctuations in our quarterly or annual operating results; and

—	changes in analysts’ estimates of our financial performance.

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

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. Additionally, we are obligated under a lease commitment through April 2017 for a 22,200 square foot regional administrative facility in Pittsford, New York.

We are engaged in the banking business through 49 branch offices, of which 34 are owned and 15 are leased, in fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2036 and generally include options to renew.

SDN operates from a leased 14,400 square foot office located in Williamsville, New York. The lease for such space, which is used by SDN and several of our Bank’s commercial lenders, extends through September 2021. SDN also leases one retail location.

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

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At February 27, 2015, 14,166,792 shares of our common stock were outstanding and held by approximately 4,100 shareholders of record. During 2014, the high sales price of our common stock was $27.02 and the low sales price was $19.72. The closing price per share of our common stock on December 31, 2014, the last trading day of our fiscal year, was $25.15. We declared dividends of $0.77 per common share during the year ended December 31, 2014. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data”.

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

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2009 as reported by the NASDAQ Global Select Market, through December 31, 2014, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial L.C., of Major Exchange (NYSE, NYSE MKT and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL Financial, LC and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Financial Institutions, Inc.	100.00	164.92	144.50	172.43	237.13	249.39
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B Index	100.00	113.35	103.38	127.47	185.36	193.81

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2014	2013	2012	2011	2010
Selected financial condition data:
Total assets	$3,089,521	$2,928,636	$2,763,865	$2,336,353	$2,214,307
Loans, net	1,884,365	1,806,883	1,681,012	1,461,516	1,325,524
Investment securities	916,932	859,185	841,701	650,815	694,530
Deposits	2,450,527	2,320,056	2,261,794	1,931,599	1,882,890
Borrowings	334,804	337,042	179,806	150,698	103,877
Shareholders’ equity	279,532	254,839	253,897	237,194	212,144
Common shareholders’ equity (1)	262,192	237,497	236,426	219,721	158,359
Tangible common shareholders’ equity (2)	193,553	187,495	186,037	182,352	120,990

Selected operations data:
Interest income	$101,055	$98,931	$97,567	$95,118	$96,509
Interest expense	7,281	7,337	9,051	13,255	17,720

Net interest income	93,774	91,594	88,516	81,863	78,789
Provision for loan losses	7,789	9,079	7,128	7,780	6,687

Net interest income after provision for loan losses	85,985	82,515	81,388	74,083	72,102
Noninterest income	25,350	24,833	24,777	23,925	19,454
Noninterest expense	72,355	69,441	71,397	63,794	60,917

Income before income taxes	38,980	37,907	34,768	34,214	30,639
Income tax expense	9,625	12,377	11,319	11,415	9,352

Net income	$29,355	$25,530	$23,449	$22,799	$21,287

Preferred stock dividends and accretion	1,462	1,466	1,474	3,182	3,725

Net income applicable to common shareholders	$27,893	$24,064	$21,975	$19,617	$17,562

Stock and related per share data:
Earnings per common share:
Basic	$2.01	$1.75	$1.60	$1.50	$1.62
Diluted	2.00	1.75	1.60	1.49	1.61
Cash dividends declared on common stock	0.77	0.74	0.57	0.47	0.40
Common book value per share (1)	18.57	17.17	17.15	15.92	14.48
Tangible common book value per share (2)	13.71	13.56	13.49	13.21	11.06
Market price (NASDAQ: FISI):
High	27.02	26.59	19.52	20.36	20.74
Low	19.72	17.92	15.22	12.18	10.91
Close	25.15	24.71	18.63	16.14	18.97

Performance ratios:
Net income, returns on:
Average assets	0.98%	0.91%	0.93%	1.00%	0.98%
Average equity	10.80	10.10	9.46	9.82	10.07
Average common equity (1)	10.96	10.23	9.53	9.47	11.14
Average tangible common equity (2)	14.12	13.00	11.74	11.55	14.59
Common dividend payout ratio (3)	38.31	42.29	35.63	31.33	24.69
Net interest margin (fully tax-equivalent)	3.50	3.64	3.95	4.04	4.07
Efficiency ratio (4)	58.59%	58.48%	62.87%	60.55%	60.36%

(1)	Excludes preferred shareholders’ equity.
(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.
(3)	Common dividend payout ratio equals dividends declared during the year divided by earnings per share for the year.
(4)

Efficiency ratio equals noninterest expense less other real estate expense and amortization of intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities and amortization of tax credit investments.

(Dollars in thousands)	At or for the year ended December 31,
	2014	2013	2012	2011	2010
Capital ratios:
Leverage ratio	7.35%	7.63%	7.71%	8.63%	8.31%
Tier 1 capital ratio	10.47	10.82	10.73	12.20	12.34
Total risk-based capital ratio	11.72	12.08	11.98	13.45	13.60
Equity to assets (3)	9.08	9.01	9.84	10.20	9.75
Common equity to assets (1) (3)	8.50	8.39	9.15	9.10	7.28
Tangible common equity to tangible assets (2) (3)	6.72%	6.72%	7.56%	7.58%	5.65%

Asset quality:
Non-performing loans	$10,153	$16,622	$9,125	$7,076	$7,582
Non-performing assets	10,347	17,083	10,062	9,187	8,895
Allowance for loan losses	27,637	26,736	24,714	23,260	20,466
Net loan charge-offs	$6,888	$7,057	$5,674	$4,986	$6,962
Non-performing loans to total loans	0.53%	0.91%	0.53%	0.48%	0.56%
Non-performing assets to total assets	0.33	0.58	0.36	0.39	0.40
Net charge-offs to average loans	0.37	0.40	0.36	0.36	0.54
Allowance for loan losses to total loans	1.45	1.46	1.45	1.57	1.52
Allowance for loan losses to non-performing loans	272%	161%	271%	329%	270%

Other data:
Number of branches	49	50	52	50	50
Full time equivalent employees	622	608	628	575	577

(1)	Excludes preferred shareholders’ equity.
(2)	Excludes preferred shareholders’ equity, goodwill and other intangible assets.
(3)	Ratios calculated using average balances for the periods shown.

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2014
Interest income	$25,984	25,129	24,883	25,059
Interest expense	1,846	1,871	1,780	1,784

Net interest income	24,138	23,258	23,103	23,275
Provision for loan losses	1,910	2,015	1,758	2,106

Net interest income, after provision for loan losses	22,228	21,243	21,345	21,169
Noninterest income	5,155	7,261	6,577	6,357
Noninterest expense	19,379	17,955	17,808	17,213

Income before income taxes	8,004	10,549	10,114	10,313
Income tax expense	84	3,365	3,082	3,094

Net income	$7,920	7,184	7,032	7,219

Preferred stock dividends	365	366	365	366

Net income applicable to common shareholders	$7,555	6,818	6,667	6,853

Earnings per common share (1):
Basic	$0.54	0.49	0.48	0.50
Diluted	0.54	0.49	0.48	0.50
Market price (NASDAQ: FISI):
High	$27.02	24.94	24.88	25.69
Low	22.45	21.71	22.17	19.72
Close	25.15	22.48	23.42	23.02
Dividends declared	$0.20	0.19	0.19	0.19

2013
Interest income	$25,218	24,623	24,342	24,748
Interest expense	1,838	1,820	1,818	1,861

Net interest income	23,380	22,803	22,524	22,887
Provision for loan losses	2,407	2,770	1,193	2,709

Net interest income, after provision for loan losses	20,973	20,033	21,331	20,178
Noninterest income	5,735	6,169	6,376	6,553
Noninterest expense	17,386	17,009	17,462	17,584

Income before income taxes	9,322	9,193	10,245	9,147
Income tax expense	2,955	3,029	3,395	2,998

Net income	$6,367	6,164	6,850	6,149

Preferred stock dividends	366	365	367	368

Net income applicable to common shareholders	$6,001	5,799	6,483	5,781

Earnings per common share (1):
Basic	$0.44	0.42	0.47	0.42
Diluted	0.43	0.42	0.47	0.42
Market price (NASDAQ: FISI):
High	$26.59	21.99	20.66	20.83
Low	20.14	18.39	17.92	18.51
Close	24.71	20.46	18.41	19.96
Dividends declared	$0.19	0.19	0.18	0.18

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2014 FOURTH QUARTER RESULTS

Net income was $7.9 million for the fourth quarter of 2014 compared with $6.4 million for the fourth quarter of 2013. After preferred dividends, net income available to common shareholders for the fourth quarter of 2014 was $7.6 million or $0.54 per diluted share, compared to $6.0 million or $0.43 per share in the fourth quarter of 2013.

Net interest income was $24.1 million in the fourth quarter of 2014 compared to $23.4 million in the fourth quarter of 2013. The $758 thousand increase was primarily related to an increase in average interest-earning assets of $128.7 million, driven by organic loan growth during 2014. The increase was partially offset by a lower net interest margin, which decreased 5 basis points from the fourth quarter of 2013 to the fourth quarter of 2014.

The provision for loan losses was $1.9 million for the fourth quarter of 2014 compared with $2.4 million for the fourth quarter of 2013. Net charge-offs for the fourth quarter of 2014 were $1.5 million, or 0.32% annualized, of average loans, compared to $2.4 million, or 0.52% annualized, of average loans in the fourth quarter of 2013.

Noninterest income was $5.2 million for the fourth quarter of 2014 compared to $5.7 million in the fourth quarter of 2013. The decrease was driven primarily by $2.3 million of amortization of a historic tax investment in a community-based project that was recorded in the 2014 fourth quarter. These types of investments are amortized in the first year the project is placed in service and the Company has recognized the amortization as contra-income, included in noninterest income, with an offsetting tax benefit that reduced income tax expense.

Noninterest expense was $19.4 million for the fourth quarter of 2014 compared to $17.4 million in the fourth quarter of 2013. The $2.0 million increase in expense was primarily related to the higher salaries and employee benefits expense attributable to the SDN acquisition and higher professional service fees.

Income tax expense was $84 thousand in the fourth quarter of 2014 compared to $3.0 million in the fourth quarter of 2013. The difference was driven by the favorable impact of $3.0 million in Federal and New York State historic tax credits realized in the fourth quarter 2014, as discussed above. As a result of the historic tax credits, the 2014 fourth quarter effective tax rate was 1.0%, compared with an effective tax rate of 31.7% in the 2013 fourth quarter.

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

INTRODUCTION

Financial Institutions, Inc. is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, insurance services and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York chartered banking subsidiary, Five Star Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern Pennsylvania. We also offer insurance services through our wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency.

Our primary sources of revenue are net interest income (interest earned on our loans and securities, net of interest paid on deposits and other funding sources) and noninterest income, particularly fees and other revenue from insurance and financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace. We are not able to predict market interest rate fluctuations with certainty and our asset/liability management strategy may not prevent interest rate changes from having a material adverse effect on our results of operations and financial condition.

EXECUTIVE OVERVIEW

Industry Overview

The financial crisis that began in 2007 was the most intense period of global financial strains since the Great Depression, and it led to a deep and prolonged global economic downturn. The Federal Reserve took extraordinary actions in response to the financial crisis to help stabilize the U.S. economy and financial system. These actions included reducing the level of short-term interest rates to near zero. In addition, to reduce longer-term interest rates and thus provide further support for the U.S. economy, the Federal Reserve purchased large quantities of longer-term Treasury securities and longer-term securities issued or guaranteed by government-sponsored agencies such as Fannie Mae or Freddie Mac. Low interest rates help households and businesses finance new spending and help support the prices of many other assets, such as stocks and houses.

By law, the Federal Reserve establishes monetary policy to achieve maximum employment, stable prices, and moderate long-term interest rates. Information indicates that economic activity is expanding at a moderate pace. Labor market conditions have improved and a range of labor market indicators suggests that underutilization of labor resources is gradually diminishing. At the same time, the Federal Open Market Committee (“FOMC”) determined that the likelihood of inflation running persistently below 2% has diminished somewhat since early in 2014 and survey-based measures of longer-term inflation expectations have remained stable.

To support continued progress toward maximum employment and price stability, the FOMC reaffirmed in its October 2014 statement its view that the current zero to 0.25% target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the FOMC assesses progress—both realized and expected—toward its objectives of maximum employment and 2% inflation. This assessment takes into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The FOMC anticipates, based on its current assessment, that it likely will be appropriate to maintain the zero to 0.25% target range for the federal funds rate for a considerable time following the end of its asset purchase program in October 2014, especially if projected inflation continues to run below the FOMC’s 2% longer-run goal, and provided that longer-term inflation expectations remain well anchored. However, if incoming information indicates faster progress toward the FOMC’s employment and inflation objectives than the FOMC expects, then increases in the target range for the federal funds rate are likely to occur sooner than currently anticipated. Conversely, if progress proves slower than expected, then increases in the target range are likely to occur later than currently anticipated.

When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%. As of October 2014, the FOMC anticipated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The actions by the FOMC have lowered net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets. Throughout 2013 and 2014, margins in the banking industry were pressured downward as higher-yielding legacy assets matured and the proceeds were reinvested in the current low rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry. It is expected that these challenges will continue until interest rates rise. In January 2015, the Federal Reserve affirmed that it is unlikely that the short-term interest rates will increase until later in 2015.

Formation of Five Star REIT, Inc.

During February 2014, the Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. (the “REIT”), to acquire a portion of the Bank’s assets, which will primarily be qualifying mortgage related loans. The Bank made an initial contribution of mortgage related loans to the REIT in return for common stock of the REIT. The REIT expects to purchase mortgage related loans from the Bank on a periodic basis going forward. The REIT entered into service agreements with the Bank for administrative and investment services. The formation of the REIT resulted in a lower effective tax rate for 2014.

Acquisition of Scott Danahy Naylon

On August 1, 2014, we completed the acquisition of Scott Danahy Naylon Co., Inc., a full service insurance agency located in a suburb of Buffalo, New York. Consideration for the acquisition included both cash and stock totaling $16.9 million, including up to $3.4 million of future payments, contingent upon SDN meeting certain revenue performance targets through 2017. As a result of the acquisition, we recorded goodwill of $12.6 million and other intangible assets of $6.6 million. SDN now operates as a subsidiary of Financial Institutions, Inc.

We expect to realize the following benefits from this acquisition:

—	Grow and diversify our noninterest income by entering the insurance line of business
—	Platform agency, defined by industry standards as an agency with $5 million or more in annual revenue, for us to add independent agencies or individual producers in the future
—	Retain capable management with extensive experience in the insurance industry
—	Potential synergies with our commercial lending business as SDN profile includes over 70% commercial-related activities
—	Improved presence and brand recognition in the Buffalo marketplace

For detailed information on the acquisition, see Note 2, Business Combinations, of the notes to consolidated financial statements.

Tax Credit Investment

We entered into a $2.4 million investment in a community-based historic real estate development project in 2014. During the fourth quarter of 2014, the development project was placed in service and the historic tax credits related to the investment were realized as a reduction to income tax expense. In addition, we amortized $2.3 million of its investment in the historic real estate development project as contra-income, included in noninterest income, and recorded an offsetting tax benefit that also reduced income tax expense.

2014 Financial Performance Review

During 2014 we continued to demonstrate consistent growth in key metrics for our business. We strengthened our balance sheet with deposit growth and quality loan growth in commercial, consumer indirect and home equity lending. Our deposit and lending growth is the result of our execution on key strategic initiatives over the last few years. We have accomplished this while controlling expenses through disciplined expense management.

Net income for 2014 was $29.4 million, an increase of $3.8 million or 15% compared to 2013. This resulted in a 0.98% return on average assets and a 10.80% return on average equity. Net income available to common shareholders was $27.9 million or $2.00 per diluted share for 2014, compared to $24.1 million or $1.75 per diluted share for 2013. We declared cash dividends of $0.77 during 2014, an increase of $0.03 per common share or 4% compared to the prior year. We acquired SDN during the third quarter of 2014 and the operating results of SDN have been included in our results of operations since August 1, 2014. The SDN acquisition is discussed in more detail below.

Fully-taxable equivalent net interest income was $96.6 million in 2014, an increase of $2.4 million, or 3%, compared with 2013. This reflected the impact of 7% growth in average interest-earning assets, offset by a 14 basis point decline in the net interest margin to 3.50%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income totaled $25.4 million for the full year 2014, an increase of $517 thousand when compared to $24.8 million in the prior year. Gains realized from the sale of investment securities totaled $2.0 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. The amortization of a historic tax credit investment, described in more detail below, reduced noninterest income by $2.3 million. Insurance income increased by $2.1 million, primarily as a result of the SDN acquisition. Service charges on deposits decreased by $1.0 million, due primarily to lower overdraft fees.

Noninterest expense for the full year 2014 totaled $72.4 million compared to $69.4 million in the prior year. The increase reflects higher salaries and employee benefits of $767 thousand due to the addition of new employees from SDN and as part of our expansion initiatives. Also contributing to the increase were higher occupancy and equipment expense, professional service fees, computer and data processing expense and other noninterest expense. Those increases were partially offset by lower supplies and postage expense due to an increase in customers opting to receive statements electronically and reduced advertising and promotional expenses.

Income tax expense for the year was $9.6 million, representing an effective tax rate of 24.7% compared with an effective tax rate of 32.7% in 2013. The lower effective tax rate in 2014 reflects the benefits of the historic tax credit investment, described in more detail below, combined with New York State tax savings generated by our real estate investment trust, which we formed during February 2014.

Asset quality related metrics remain strong and improved, overall, from 2013. Non-performing loans decreased $6.5 million compared to a year ago to $10.2 million, or 0.53% of total loans. The provision for loan losses decreased $1.3 million, or 14%, from 2013 as we continue to maintain the allowance for loan losses consistent with the growth in our loan portfolio and trends in asset quality. Net charge-offs decreased $170 thousand from the prior year to $6.9 million in 2014. Net charge-offs were an annualized 0.37% of average loans in the current year compared to 0.40% in 2013.

Our leverage ratio at year end was 7.35%, down from 7.63% at the end of 2013. Our tier 1 and total risk-based capital ratios were 10.47% and 11.72%, respectively, at December 31, 2014, down from 10.82% and 12.08%, respectively, at December 31, 2013. Goodwill and intangible assets recorded in conjunction with the acquisition of SDN resulted in a reduction in our capital ratios.

2015 Expectations

Net interest income is expected to increase moderately in 2015. We anticipate an increase in earning assets as we remain focused on loan growth, which will be partly funded with expected pay-downs and liquidity from our securities portfolio. However, those benefits to net interest income are expected to be partially offset by continued downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment, while the opportunity for deposit repricing is limited.

Our commercial loan portfolio is expected to grow consistent with our strategic initiatives and continued support of middle market small business lending. Automobile loan originations remain strong, reflecting the positive impact from our investment in automotive dealer relationships. The home equity portfolio is expected to increase as the lower origination cost to customers and the convenient application process has made these products an increasingly attractive alternative to conventional residential mortgage loans, accordingly we expect run-off to outpace new originations in the residential mortgage portfolio.

We anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on targeting loyal relationship-based deposit customers rather those that are more price sensitive. We expect to continue managing the overall cost of funds using short-term borrowings, as well as our continued shift in mix of deposits towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income is expected to be higher than 2014, reflecting our continued efforts to increase both account and transaction-based fee income, coupled with the benefit of a full year of revenue from SDN. Management will continue to explore opportunities to increase noninterest income from non-deposit related sources.

Management continues to focus on diversifying its sources of revenue to further reduce our reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Noninterest expense is expected to be higher with the addition of SDN, coupled with higher salaries and benefits costs associated with our expansion initiatives, namely the CityGate Branch in Rochester, New York. We are also expecting higher benefit related costs, primarily due to increases in pension and medical expense; otherwise we remain committed to diligent expense control during 2015.

We do not expect significant changes in overall asset quality and allowance measurements.

The effective tax rate for 2015 is expected to be higher than 2014, as the lower effective tax rate in 2014 was partly driven by historic tax credits claimed in 2014. However, our 2015 effective tax rate will reflect the positive impacts of tax-exempt income, tax advantaged investments, the formation of our real estate investment trust in early 2014 and benefits from New York State tax law changes that begin going into effect during 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2014 AND DECEMBER 31, 2013

Net Interest Income and Net Interest Margin

Net interest income is our primary source of revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities and repricing frequencies.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during 2014, 2013 and 2012. Our loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.15% and 0.23%, respectively, while at December 31, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.17% and 0.25%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% during 2014, 2013 and 2012.

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2014	2013	2012
Interest income per consolidated statements of income	$101,055	$98,931	$97,567
Adjustment to fully taxable equivalent basis	2,853	2,650	2,284

Interest income adjusted to a fully taxable equivalent basis	103,908	101,581	99,851
Interest expense per consolidated statement of income	7,281	7,337	9,051

Net interest income on a taxable equivalent basis	$96,627	$94,244	$90,800

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

Taxable-equivalent net interest income for 2014 increased $2.4 million or 3%, compared to 2013. The increase primarily related to an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for 2014 increased $174.3 million or 7% compared to 2013. The increase in earning assets was primarily due to a $130.9 million increase in average loans and a $43.5 million increase in average investment securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The net interest margin for 2014 was 3.50% compared to 3.64% in 2013. The net interest margin during 2014 was positively impacted by an increase in the yield on average securities, which resulted from an increase in the relative proportion of higher-yielding tax-exempt municipal securities relative to lower-yielding taxable securities, combined with a decrease in the cost of average interest-bearing liabilities. The net interest margin was negatively impacted by a decrease in the average yield on loans. These items are more fully discussed below. The yield on average interest-earning assets decreased 17 basis points to 3.76% during 2014 from 3.93% during 2013 while the cost of average interest-bearing liabilities decreased 2 basis points from 0.36% during 2013 to 0.34% during 2014. The yield on average interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods.

The average balance of securities increased $43.5 million or 5% in 2014, compared to 2013. Securities made up 31.8% of average interest-earning assets in 2014 compared to 32.3% in 2013. The yield on average securities was 2.44% in 2014 compared to 2.41% in 2013. The yield on average securities increased 3 basis points during 2014 compared to 2013 as we increased the relative proportion of investments held in higher-yielding, tax-exempt municipal securities. The relative proportion of higher-yielding, tax-exempt municipal securities to total average securities totaled 29.6% in 2014 compared to 27.9% in 2013. The yield on average taxable securities was 2.15% in 2014 compared to 2.09% in 2013, while the taxable-equivalent yield on average tax-exempt securities was 3.14% in 2014 compared to 3.25% in 2013.

The average volume of loans increased $130.9 million or 7% in 2014, compared to 2013. Loans made up 68.2% of average interest-earning assets during 2014 compared to 67.7% during 2013. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.38% during 2014 compared to 4.65% during 2013. The yield on average loans decreased 27 basis points during 2014 compared to 2013. The yield on average loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2014 compared to 2013.

Average deposits increased $111.9 million or 5% in 2014, compared to 2013. Average interest-bearing deposits increased $75.4 million in 2014 compared to 2013, while average non-interest-bearing deposits increased $36.5 million in 2014 compared to 2013. The ratio of average interest-bearing deposits to total average deposits was 77.8% in 2014 compared to 78.3% in 2013. The cost of average interest-bearing deposits was 0.33% in 2014 compared to 0.36% in 2013. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to the low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 32.6% in 2014 from 33.8% in 2013.

The net interest spread was 3.42% in 2014 compared to 3.57% in 2013. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

	Years ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$114	$-	0.14%	$191	$-	0.19%	$113	$-	0.29%
Investment securities:
Taxable	617,738	13,304	2.15	601,146	12,541	2.09	525,912	12,202	2.32
Tax-exempt	259,935	8,151	3.14	233,067	7,572	3.25	177,731	6,526	3.67

Total investment securities	877,673	21,455	2.44	834,213	20,113	2.41	703,643	18,728	2.66
Loans:
Commercial business	269,877	11,471	4.25	256,236	11,311	4.41	242,100	11,263	4.65
Commercial mortgage	473,372	23,345	4.93	438,821	21,878	4.99	407,737	22,182	5.44
Residential mortgage	107,254	5,122	4.78	123,277	6,174	5.01	127,363	6,637	5.21
Home equity	359,511	14,149	3.94	304,868	12,446	4.08	257,537	10,984	4.27
Consumer indirect	651,279	25,970	3.99	604,148	26,976	4.47	533,589	27,371	5.13
Other consumer	21,094	2,396	11.36	24,089	2,683	11.14	25,058	2,686	10.72

Total loans	1,882,387	82,453	4.38	1,751,439	81,468	4.65	1,593,384	81,123	5.09

Total interest-earning assets	2,760,174	103,908	3.76	2,585,843	101,581	3.93	2,297,140	99,851	4.35

Less: Allowance for loan losses	27,455			26,000			24,305
Other noninterest-earning assets	261,885			243,982			246,423

Total assets	$2,994,604			$2,803,825			$2,519,258

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$504,584	607	0.12	$488,047	729	0.15	$423,096	598	0.14
Savings and money market	783,784	913	0.12	727,737	978	0.13	586,329	998	0.17
Certificates of deposit	624,299	4,846	0.78	621,455	4,893	0.79	693,353	6,866	0.99

Total interest-bearing deposits	1,912,667	6,366	0.33	1,837,239	6,600	0.36	1,702,778	8,462	0.50
Short-term borrowings	247,956	915	0.37	190,310	737	0.39	121,735	589	0.48

Total interest-bearing liabilities	2,160,623	7,281	0.34	2,027,549	7,337	0.36	1,824,513	9,051	0.50

Noninterest-bearing deposits	545,904			509,383			430,240
Other liabilities	16,203			14,207			16,506
Shareholders’ equity	271,874			252,686			247,999

Total liabilities and shareholders’ equity	$2,994,604			$2,803,825			$2,519,258

Net interest income (tax-equivalent)		$96,627			$94,244			$90,800

Interest rate spread			3.42%			3.57%			3.85%

Net earning assets	$599,551			$558,294			$472,627

Net interest margin (tax-equivalent)			3.50%			3.64%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.75%			127.54%			125.90%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2014 to 2013			Change from 2013 to 2012
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investment securities:
Taxable	$351	$412	$763	$1,643	$(1,304)	$339
Tax-exempt	850	(271)	579	1,861	(815)	1,046

Total investment securities	1,201	141	1,342	3,504	(2,119)	1,385
Loans:
Commercial business	589	(429)	160	640	(592)	48
Commercial mortgage	1,706	(239)	1,467	1,624	(1,928)	(304)
Residential mortgage	(775)	(277)	(1,052)	(209)	(254)	(463)
Home equity	2,164	(461)	1,703	1,948	(486)	1,462
Consumer indirect	2,009	(3,015)	(1,006)	3,383	(3,778)	(395)
Other consumer	(339)	52	(287)	(106)	103	(3)

Total loans	5,354	(4,369)	985	7,280	(6,935)	345

Total interest income	6,555	(4,228)	2,327	10,784	(9,054)	1,730

Interest expense:
Deposits:
Interest-bearing demand	24	(146)	(122)	96	35	131
Savings and money market	71	(136)	(65)	214	(234)	(20)
Certificates of deposit	22	(69)	(47)	(663)	(1,310)	(1,973)

Total interest-bearing deposits	117	(351)	(234)	(353)	(1,509)	(1,862)
Short-term borrowings	214	(36)	178	283	(135)	148

Total interest expense	331	(387)	(56)	(70)	(1,644)	(1,714)

Net interest income	$6,224	$(3,841)	$2,383	$10,854	$(7,410)	$3,444

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $7.8 million for the year ended December 31, 2014 compared with $9.1 million for 2013. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2014	2013	2012
Service charges on deposits	$8,954	$9,948	$8,627
ATM and debit card	4,963	5,098	4,716
Insurance income	2,399	262	324
Investment advisory	2,138	2,345	2,104
Company owned life insurance	1,753	1,706	1,751
Investments in limited partnerships	1,103	857	798
Loan servicing	568	570	617
Net gain on sale of loans held for sale	313	117	1,421
Net gain on disposal of investment securities	2,041	1,226	2,651
Net gain (loss) on sale and disposal of other assets	69	(103)	(381)
Amortization of tax credit investment	(2,323)	-	-
Impairment charges on investment securities	-	-	(91)
Other	3,372	2,807	2,240

Total noninterest income	$25,350	$24,833	$24,777

Service charges on deposits were $9.0 million for 2014, a decrease of $1.0 million or 10%, compared to 2013. Service charges on deposit accounts for 2013 reflected a retail checking account repositioning that involved simplifying the suite of products offered to customers and modifications to the fee structure for our accounts. As noted at that time, the income from service charges on deposits subsequently stabilized as customers determined the optimal mix of our products and services to best suit their banking needs, while managing the level of service charges incurred.

ATM and debit card income for 2014 decreased $135 thousand or 3% compared to 2013. The decrease is primarily attributable to lower transaction volumes due to card reissuances associated with third-party security breaches.

Insurance income of $2.4 million for 2014 was up $2.1 million from 2013, reflecting 5 months of income from the SDN acquisition.

Investment advisory income was $2.1 million for 2014, down $207 thousand or 9%, compared to 2013, as fees and commissions fluctuate with sales volume. Sales volume during 2014 was negatively impacted by a longer-than-anticipated conversion to a new clearing platform that began in late 2013. We have taken actions to address the lower sales volume, which includes the hiring of new leadership in late 2014.

During the second half of 2014 we purchased an additional $10.0 million of company owned life insurance. The rate of return on the company owned life insurance portfolio has declined with market interest rates and the additional investment was not held long enough to have a significant impact on 2014 income.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $1.1 million and $857 thousand for the years ended December 31, 2014 and 2013, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

Gains from the sale of loans held for sale increased $196 thousand in 2014 compared to 2013. The increase was primarily due to higher margins due to the timing of sales and fluctuation of interest rates during the year.

During the year ended December 31, 2014 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $79.6 million. The securities sold were comprised of one pooled trust preferred security, three mortgage backed securities and 20 agency securities. During 2013, we recognized gains totaling $1.2 million from the sale of four pooled trust-preferred securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our efforts to realize gains while prudently managing duration, premium and credit risk.

During the fourth quarter of 2014 we recorded $2.3 million for the amortization, recognized as contra-income, of a historic tax investment in a community-based project. These types of investments are, for the most part, fully amortized in the first year the project is placed in service.

Other noninterest income increased $565 thousand or 20% for the year ended December 31, 2014, compared to 2013. Merchant services income, dividends on FHLB stock and credit card correspondent income comprised the majority of the year-over-year increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2014	2013	2012
Salaries and employee benefits	$38,595	$37,828	$40,127
Occupancy and equipment	12,829	12,366	11,419
Professional services	4,760	3,836	4,133
Computer and data processing	3,016	2,848	3,271
Supplies and postage	2,053	2,342	2,497
FDIC assessments	1,592	1,464	1,300
Advertising and promotions	805	896	929
Other	8,705	7,861	7,721

Total noninterest expense	$72,355	$69,441	$71,397

Salaries and employee benefits increased by $767 thousand or 2% when comparing 2014 to 2013. An increase of $1.5 million in salaries expense was primarily due to the acquisition of SDN and the hiring of additional loan officers, partially offset by a decrease in severance expense. A decrease of $765 thousand in employee benefits was primarily due to lower expense related to our defined benefit retirement plan, partially offset by higher medical expenses. We recognized a combined net periodic pension and post-retirement expense of $128 thousand during 2014 compared to $1.3 million during 2013. The number of full time equivalent employees increased to 622 at December 31, 2014 from 608 at December 31, 2013.

Occupancy and equipment increased by $463 thousand or 4% when comparing 2014 to 2013. The increase was primarily related to higher contractual service expenses and incremental expenses from the SDN facility.

Professional services expense of $4.8 million in 2014 increased $924 thousand or 24% from 2013. The increases were largely due to professional services associated with the acquisition of SDN, the hiring of additional loan officers and related personnel as part of our expansion initiatives and other special projects.

Computer and data processing increased by $168 thousand or 6% when comparing 2014 to 2013. During late 2013, we ceased operations of our broker-dealer subsidiary and transferred the existing business to an outsourced clearing platform, resulting in higher third-party processing expense.

Supplies and postage and advertising and promotions expense decreased, collectively, by $380 thousand when comparing 2014 to 2013. The prior year amounts included expenses for additional print materials related to our retail checking account repositioning incurred during the first quarter of 2013.

FDIC assessments increased $128 thousand or 9% for the year ended December 31, 2014, compared to 2013. The increase in assessments is a direct result of the growth in our balance sheet.

Other noninterest expense increased $844 thousand or 11% when comparing 2014 to 2013. The increase was largely due to higher intangible asset amortization due to the SDN acquisition, combined with an increase in electronic banking activities and deposit expenses.

The efficiency ratio for the year ended December 31, 2014 was 58.59% compared with 58.48% for 2013. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities and amortization of tax credit investments. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

We recorded income tax expense of $9.6 million for 2014, compared to of $12.4 million for 2013. Our effective tax rate was 24.7% for 2014 compared to 32.7% for 2013. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, the lower effective tax rate in 2014 reflects the historic tax credit benefit described above combined with New York State tax savings generated by our real estate investment trust, which became effective during February 2014 and is discussed below.

During February 2014, the Bank formed a wholly-owned subsidiary, Five Star REIT, Inc. (the “REIT”), to acquire a portion of the Bank’s assets, which were primarily qualifying mortgage related loans. The Bank made an initial contribution of mortgage related loans to the REIT in return for common stock of the REIT. The REIT has and expects to continue purchasing mortgage related loans from the Bank on a periodic basis going forward. The REIT entered into service agreements with the Bank for administrative and investment services. The formation of the REIT reduced 2014 tax expense by approximately $950 thousand.

In March 2014, the New York legislature approved changes in the state tax law that will be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32A”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. We expect the repeal of Article 32A and the expanded nexus standards to lower our taxable income apportioned to New York to 85% in 2015 from 100% in 2014. In addition, the New York state income tax rate will be reduced from 7.1% to 6.5% in 2016. The lower New York state taxes going forward reduced the benefit provided by our existing deferred tax items, consequently we revalued our deferred tax assets as of December 31, 2014, which did not have a material impact on our consolidated statements of income and condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2013 AND DECEMBER 31, 2012

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons between the years ended December 31, 2013 and 2012 were impacted by the significant items summarized below.

—

Retirement of Former CEO. In August 2012, Peter G. Humphrey our former President and Chief Executive Officer retired. We incurred approximately $2.6 million in pre-tax expense during 2012 related to the retirement of Mr. Humphrey.

—

2012 Branch Acquisitions. During 2012, we completed the acquisition of eight retail bank branch locations in Upstate New York. We incurred approximately $3.0 million in pre-tax expense during 2012 related to the branch acquisitions.

2012 Branch Acquisitions

During 2012, we successfully completed the acquisition of eight retail bank branch locations in Upstate New York. Former HSBC Bank USA, N.A. branches located in Albion, Elmira, Elmira Heights, and Horseheads were acquired in August, complementing the former First Niagara Bank, N.A. locations in Batavia, Brockport, Medina, and Seneca Falls acquired in June. Through the acquisition we assumed deposits of $286.8 million and acquired in-market performing loans of $75.6 million. We consider the acquisition of these branch offices to be a marked success. We were able to integrate the offices and customer accounts seamlessly. Through detailed planning, we ensured that our sales and support staff members were ready to assist customers with any questions or issues. The feedback we received from our customers was positive and executing on our detailed planning process ultimately resulted in deposit retention rates that were better than expected. We incurred approximately $3.0 million in pre-tax expense during 2012 related to the branch acquisitions.

For detailed information on the branch acquisitions, see Note 2, Business Combinations, of the notes to consolidated financial statements.

Net Interest Income and Net Interest Margin

Net interest income was $91.6 million in 2013, compared to $88.5 million in 2012. The taxable equivalent adjustments of $2.6 million and $2.3 million for 2013 and 2012, respectively, resulted in fully taxable equivalent net interest income of $94.2 million in 2013 and $90.8 million in 2012.

During the first quarter of 2013, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities as part of a leverage strategy of approximately $100 million (the “2013 leverage strategy”). Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. While the underlying leverage strategy contributed to a lower net interest margin, it successfully increased net interest income by approximately $1.1 million for the year ended December 31, 2013.

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

The net interest margin for 2013 was 3.64% compared to 3.95% in 2012. Throughout 2013, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in a lower rate environment. The interest rate spread decreased by 28 basis points to 3.57% for the year ended December 31, 2013, as a 42 basis point decrease in the yield on earning assets more than offset the 14 basis point decrease in the cost of interest-bearing liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

For 2013, the yield on average earning assets of 3.93% was 42 basis points lower than 2012. Loan yields decreased 44 basis points to 4.65%. Commercial mortgage and consumer indirect loans in particular, down 45 and 66 basis points, respectively, experienced lower yields given competitive pricing pressures and re-pricing of loans in a lower interest rate environment. The yield on investment securities dropped 25 basis points to 2.41%, also impacted by the lower interest rate environment, prepayments of mortgage-related investment securities and the previously mentioned 2013 leverage strategy. Overall, earning asset rate changes reduced interest income by $9.0 million.

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

Average interest-bearing liabilities of $2.03 billion in 2013 were up $203.0 million or 11% versus 2012. On average, interest-bearing deposits grew $134.5 million, while average noninterest-bearing demand deposits increased by $79.1 million. The increase in average deposits reflects the full-year impact of the deposits acquired in the 2012 branch acquisitions. Average borrowings increased $68.6 million, largely due to the incremental borrowings associated with the previously mentioned 2013 leverage strategy.

Provision for Loan Losses

The provision for loan losses was $9.1 million for the year ended December 31, 2013 compared with $7.1 million for 2012.

Noninterest Income

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

Occupancy and equipment expense increased by $947 thousand or 8% when comparing 2013 to 2012. The increase was primarily related to the growth in the branch network related to the branch acquisitions combined with increased snow removal costs.

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

Income Taxes

We recognized income tax expense of $12.4 million for 2013 compared to $11.3 million for 2012. The higher tax provision was primarily attributable to a $3.1 million increase in pre-tax income when comparing 2013 to 2012. Our effective tax rate was 32.7% for 2013 compared to 32.6% for 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2014, we had total assets of $3.09 billion, an increase of 5% from $2.93 billion as of December 31, 2013, largely attributable to our continued loan growth and higher investment security balances. Net loans were $1.88 billion as of December 31, 2014, up $77.5 million, or 4%, when compared to $1.81 billion as of December 31, 2013. The increase in net loans was primarily attributable to organic growth, primarily in home equity and consumer indirect loans. Non-performing assets totaled $10.3 million as of December 31, 2014, down $6.7 million from a year ago. Total deposits amounted to $2.45 billion as of December 31, 2014, up $130.5 million or 6%, compared to December 31, 2013. As of December 31, 2014, borrowed funds totaled $334.8 million, compared to $337.0 million as of December 31, 2013. Book value per common share was $18.57 and $17.17 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 our total shareholders’ equity was $279.5 million compared to $254.8 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$160,334	$160,475	$135,840	$134,452	$128,097	$131,695
State and political subdivisions	-	-	-	-	188,997	195,210
Mortgage-backed securities:
Agency mortgage-backed securities	458,959	460,570	482,308	473,082	479,913	494,770
Non-Agency mortgage-backed securities	-	1,218	-	1,467	73	1,098
Asset-backed securities	-	231	18	399	121	1,023

Total available for sale securities	619,293	622,494	618,166	609,400	797,201	823,796
Securities held to maturity:
State and political subdivisions	277,273	281,384	249,785	250,657	17,905	18,478
Mortgage-backed securities	17,165	17,311	-	-	-	-

Total held to maturity securities	294,438	298,695	249,785	250,657	17,905	18,478

Total investment securities	$913,731	$921,189	$867,951	$860,057	$815,106	$842,274

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

During the year ended December 31, 2014, we transferred $12.8 million of available for sale (“AFS”) mortgage backed securities to the held to maturity (“HTM”) category, reflecting our intent to hold those securities to maturity. During the year ended December 31, 2013, we transferred $227.3 million of available for sale state and municipal debt securities to the held to maturity category. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related unrealized holding gains/losses that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. These amounts will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Our AFS investment securities portfolio increased $13.1 million, from $609.4 million at December 31, 2013 to $622.5 million at December 31, 2014. The increase was largely attributable a change in the net unrealized gain/loss on the AFS portfolio. Our AFS portfolio a had net unrealized gain totaling $3.2 million at December 31, 2014 compared to net unrealized loss of $8.8 million at December 31, 2013. The unrealized gain on the AFS portfolio was predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change. The transfers of securities from AFS to HTM are expected to reduce the fair value fluctuations in the available for sale portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

During the year ended December 31, 2014 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $79.6 million. The securities sold were comprised of one pooled trust preferred security, three mortgage backed securities and 20 agency securities.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing i.) the intent to sell the debt security or ii.) the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: a.) the length of time and the extent to which the fair value has been less than the amortized cost basis, b.) adverse conditions specifically related to the security, an industry, or a geographic area, c.) the historical and implied volatility of the fair value of the security, d.) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, e.) failure of the issuer of the security to make scheduled interest or principal payments, f.) any changes to the rating of the security by a rating agency, and g.) recoveries or additional declines in fair value subsequent to the balance sheet date.

As of December 31, 2014, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, we concluded that unrealized losses on our investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”). As of December 31, 2014, there were 22 securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $975 thousand. Of these, 11 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $41.1 million and unrealized losses of $898 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2014.

State and Political Subdivisions. As of December 31, 2014, the state and political subdivisions (“municipal securities”) portfolio totaled $277.3 million, all of which was classified as HTM. As of that date, each of the 55 municipal securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. Those securities had an aggregate fair value of $18.0 million and unrealized losses totaling $120 thousand.

All municipal securities are NYS tax exempt issues. Although there has been a considerable amount of negative discussion in recent years regarding municipal bond insurers, and several of the municipal bond insurers have been downgraded, there is no indication to date that the underlying credit issuers (counties, towns, villages, cities, schools, etc.) are likely to default on their respective debt. Additionally the overwhelming majority (measured in dollars) of the municipal bonds are bank qualified general obligation issues which require the taxing authority to increase taxes as needed to repay the bond holders.

The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Agency Mortgage-backed Securities. With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2014, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2014, there were 45 securities in the AFS Agency MBS portfolio that were in an unrealized loss position. Of these, 40 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $166.9 million and unrealized losses of $4.8 million. Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2014 on such MBS to be credit related or other-than-temporary. As of December 31, 2014, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The HTM Agency MBS portfolio consists entirely of CRA eligible securities, totaling $17.2 million as of December 31, 2014. None of these securities were in an unrealized loss position.

Non-Agency Mortgage-backed Securities. Our non-Agency MBS portfolio consists of positions in two privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gains of $1.2 million as of December 31, 2014. As of that date, each of the two non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position.

Asset-backed Securities (“ABS”). Our ABS portfolio consisted of one security with a fair value and unrealized gain of $231 thousand as of December 31, 2014. As of December 31, 2014, the ABS security was rated below investment grade.

Other Investments. As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2014, our ownership of FHLB and FRB stock totaled $15.1 million and $3.9 million, respectively and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $1.91 billion at December 31, 2014, an increase of $78.4 million or 4% from December 31, 2013. Commercial loans increased $7.5 million and represented 38.9% of total loans at the end of 2014. Residential mortgage loans were $100.1 million, down $12.9 million or 11% and represented 5.2% of total loans at December 31, 2014, while consumer loans increased $83.9 million to represent 55.9% of total loans at December 31, 2014. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$267,409	14.0%	$265,766	14.5%	$258,675	15.2%	$233,836	15.7%	$211,031	15.7%
Commercial mortgage	475,092	24.9	469,284	25.6	413,324	24.2	393,244	26.5	352,930	26.2

Total commercial	742,501	38.9	735,050	40.1	671,999	39.4	627,080	42.2	563,961	41.9
Residential mortgage	100,101	5.2	113,045	6.2	133,520	7.8	113,911	7.7	129,580	9.6
Home equity	386,615	20.2	326,086	17.8	286,649	16.8	231,766	15.6	208,327	15.5
Consumer indirect	661,673	34.6	636,368	34.7	586,794	34.4	487,713	32.9	418,016	31.1
Other consumer	21,112	1.1	23,070	1.2	26,764	1.6	24,306	1.6	26,106	1.9

Total consumer	1,069,400	55.9	985,524	53.7	900,207	52.8	743,785	50.1	652,449	48.5

Total loans	1,912,002	100.0%	1,833,619	100.0%	1,705,726	100.0%	1,484,776	100.0%	1,345,990	100.0%
Allowance for loan losses	27,637		26,736		24,714		23,260		20,466

Total loans, net	$1,884,365		$1,806,883		$1,681,012		$1,461,516		$1,325,524

As of December 31, 2014 and 2013, our residential mortgage portfolio included $15.7 million and $19.8 million, respectively, of loans acquired during the 2012 branch acquisitions and $84.4 million and $93.2 million of organic loans, respectively. The decrease in organic residential mortgage loans from $113.9 million to $105.3 million to $93.2 million to $84.4 million for the periods ending December 31, 2011, 2012, 2013 and 2014, respectively, and the increase in consumer indirect loans from $487.7 million to $586.8 million to $636.4 million to $661.7 million for the same periods reflects a strategic shift to increase our consumer indirect and home equity loan portfolios, while placing less emphasis on expanding our residential mortgage loan portfolio, coupled with our practice of selling the majority of our fixed-rate residential mortgages in the secondary market with servicing rights retained.

Commercial loans increased during 2014 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral.

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2014, the principal balance of such loans (included in commercial loans) was $55.0 million and the guaranteed portion amounted to $33.5 million. Most of these loans were guaranteed by the SBA.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial business loans were $267.4 million at the end of 2014, up $1.6 million since the end of 2013, and comprised 14.0% of total loans outstanding at December 31, 2014, compared to 14.5% at December 31, 2013. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. Within the commercial business classification, loans to finance agricultural production totaled approximately 7% of commercial business loans as of December 31, 2014. As of December 31, 2014, commercial business SBA loans accounted for a total of $34.2 million or 13% of our commercial business loan portfolio.

Commercial mortgage loans totaled $475.1 million at December 31, 2014, up $5.8 million from December 31, 2013, and comprised 24.9% of total loans, compared to 25.6% at December 31, 2013. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 45% and 44% of our commercial mortgage portfolio at December 31, 2014 and 2013, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2014, commercial mortgage SBA loans accounted for a total of $15.1 million or 3% of our commercial mortgage loan portfolio.

Our current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing or pre-sales, minimum debt-service coverage ratios, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 85%, with lower limits established for certain higher risk types, such as raw land which has a 65% LTV maximum.

Residential mortgage loans totaled $100.1 million at the end of 2014, down $12.9 million or 11% from the end of the prior year and comprised 5.2% of total loans outstanding at December 31, 2014 and 6.2% at December 31, 2013. Residential mortgage loans include conventional first lien home mortgages. We generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, the majority of our fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

Consumer loans totaled $1.07 billion at December 31, 2014, up $83.9 million or 9% compared to 2013, and represented 55.9% of the 2014 year-end loan portfolio versus 53.7% at year-end 2013. Loans in this classification include indirect consumer, home equity and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Consumer indirect loans amounted to $661.7 million at December 31, 2014 up $25.3 million or 4% compared to 2013, and represented 34.6% of the 2014 year-end loan portfolio versus 34.7% at year-end 2013. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2014, we originated $305.6 million in indirect loans with a mix of approximately 41% new vehicles and 59% used vehicles. This compares with $306.4 million in indirect loans with a mix of approximately 47% new vehicles and 53% used vehicles for the same period in 2013. Changes in market conditions in 2013 continued into 2014, reflected in the decrease in the percentage of loans for new autos. An industry wide increase in new vehicle sales volume has caused many finance competitors to focus on the financing of new vehicles. This increased competition has resulted in a change in the mix of new/used vehicles financed. We do business with over 400 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern Pennsylvania. The average FICO score for new indirect loan production was 722 and 719 during the years ended December 31, 2014 and 2013, respectively.

The home equity portfolio consists of both lines of credit and loans. Home equities amounted to $386.6 million at December 31, 2014 up $60.5 million or 19% compared to 2013, and represented 20.2% of the 2014 year-end loan portfolio versus 17.8% at year-end 2013. The portfolio had a weighted average LTV at origination of approximately 57% and 55% at December 31, 2014 and 2013, respectively. Approximately 80% and 76% of the loans in the home equity portfolio were first lien positions at December 31, 2014 and 2013, respectively. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans.

Our underwriting guidelines for home equity products includes a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 751 and 749 during the years ended December 31, 2014 and 2013, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other consumer loans totaled $21.1 million at December 31, 2014, down $2.0 million or 8% compared to 2013, and represented 1.1% of the 2014 year-end loan portfolio versus 1.2% at year-end 2013. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

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

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

Loans Held for Sale and Loan Servicing Rights. Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $755 thousand and $3.4 million as of December 31, 2014 and 2013, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $215.2 million and $237.9 million as of December 31, 2014 and 2013, respectively.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis Year Ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses, beginning of year	$26,736	$24,714	$23,260	$20,466	$20,741
Charge-offs:
Commercial business	204	1,070	729	1,346	3,426
Commercial mortgage	304	553	745	751	263
Residential mortgage	190	411	326	152	290
Home equity	340	391	305	449	259
Consumer indirect	10,004	8,125	6,589	4,713	4,669
Other consumer	972	928	874	877	909

Total charge-offs	12,014	11,478	9,568	8,288	9,816
Recoveries:
Commercial business	201	349	336	401	326
Commercial mortgage	143	319	261	245	501
Residential mortgage	39	54	130	90	21
Home equity	56	157	44	44	36
Consumer indirect	4,321	3,161	2,769	2,066	1,485
Other consumer	366	381	354	456	485

Total recoveries	5,126	4,421	3,894	3,302	2,854

Net charge-offs	6,888	7,057	5,674	4,986	6,962
Provision for loan losses	7,789	9,079	7,128	7,780	6,687

Allowance for loan losses, end of year	$27,637	$26,736	$24,714	$23,260	$20,466

Net charge-offs to average loans	0.37%	0.40%	0.36%	0.36%	0.54%
Allowance to end of period loans	1.45%	1.46%	1.45%	1.57%	1.52%
Allowance to end of period non-performing loans	272%	161%	271%	329%	270%

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

	Allowance for Loan Losses by Loan Category At December 31,
	2014		2013		2012		2011		2010
	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans
Commercial business	$5,621	14.0%	$4,273	14.5%	$4,884	15.2%	$4,036	15.7%	$3,712	15.7%
Commercial mortgage	8,122	24.9	7,743	25.6	6,581	24.2	6,418	26.5	6,431	26.2
Residential mortgage	570	5.2	676	6.2	740	7.8	858	7.7	1,013	9.6
Home equity	1,485	20.2	1,367	17.8	1,282	16.8	1,242	15.6	972	15.5
Consumer indirect	11,383	34.6	12,230	34.7	10,715	34.4	10,189	32.9	7,754	31.1
Other consumer	456	1.1	447	1.2	512	1.6	517	1.6	584	1.9

Total	$27,637	100.0%	$26,736	100.0%	$24,714	100.0%	$23,260	100.0%	$20,466	100.0%

Management believes that the allowance for loan losses at December 31, 2014 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets At December 31,
	2014	2013	2012	2011	2010
Non-accruing loans:
Commercial business	$4,288	$3,474	$3,413	$1,259	$947
Commercial mortgage	3,020	9,663	1,799	2,928	3,100
Residential mortgage	1,194	1,078	2,040	1,644	2,102
Home equity	463	925	939	682	875
Consumer indirect	1,169	1,471	891	558	514
Other consumer	11	5	25	-	41

Total non-accruing loans	10,145	16,616	9,107	7,071	7,579
Restructured accruing loans	-	-	-	-	-
Accruing loans contractually past due over 90 days	8	6	18	5	3

Total non-performing loans	10,153	16,622	9,125	7,076	7,582
Foreclosed assets	194	333	184	475	741
Non-performing investment securities	-	128	753	1,636	572

Total non-performing assets	$10,347	$17,083	$10,062	$9,187	$8,895

Non-performing loans to total loans	0.53%	0.91%	0.53%	0.48%	0.56%
Non-performing assets to total assets	0.33%	0.58%	0.36%	0.39%	0.40%

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2014 were $10.3 million, a decrease of $6.7 million from the $17.1 million balance at December 31, 2013. The primary component of non-performing assets is non-performing loans, which were $10.1 million or 0.53% of total loans at December 31, 2014, a decrease of $6.5 million from $16.6 million or 0.91% of total loans at December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Approximately $3.8 million, or 37%, of the $10.1 million in non-performing loans as of December 31, 2014 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. For non-accruing loans outstanding as of December 31, 2014, the amount of interest income forgone totaled $527 thousand. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $3.0 million and $8.9 million at December 31, 2014 and 2013, respectively. We had no TDRs that were accruing interest as of December 31, 2014 or 2013. The decrease in non-performing loans and TDRs was driven by the resolution, during the second quarter of 2014, of a single commercial mortgage which had been modified as a troubled debt restructuring and placed on nonaccrual status during the fourth quarter 2013.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $194 thousand at December 31, 2014 and four properties totaling $333 thousand at December 31, 2013.

During 2014 the last of the remaining non-performing pooled trust preferred investment securities was sold. These securities had been transferred to non-performing status in years prior to 2010 and included in non-performing assets at fair value.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $13.7 million and $9.7 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2014 and 2013, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$571,260	23.3%	$535,472	23.1%	$501,514	22.2%
Interest-bearing demand	490,190	20.0	470,733	20.3	449,744	19.9
Savings and money market	795,835	32.5	717,928	30.9	655,598	28.9
Certificates of deposit < $100,000	347,899	14.2	369,915	16.0	432,506	19.2
Certificates of deposit of $100,000 or more	245,343	10.0	226,008	9.7	222,432	9.8

Total deposits	$2,450,527	100.0%	$2,320,056	100.0%	$2,261,794	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2014, total deposits were $2.45 billion, representing an increase of $130.5 million for the year. Certificates of deposit were approximately 24% and 26% of total deposits at December 31, 2014 and 2013, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.84 billion and $1.79 billion at December 31, 2014 and 2013, respectively, and represented 75% and 77% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $607.5 million and $533.5 million at December 31, 2014 and December 31, 2013, respectively, and represented 25% and 23% of total deposits as of the end of each period, respectively. The increase in public deposits during 2014 was due largely to seasonality coupled with successful business development efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We had no traditional brokered deposits at December 31, 2014 or December 31, 2013; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $79.7 million and $67.1 million, respectively, at December 31, 2014, compared to $61.3 million and $56.4 million, respectively, at December 31, 2013.

Borrowings

There were no long-term borrowings outstanding as of December 31, 2014 and 2013. Outstanding short-term borrowings are summarized as follows as of December 31 (in thousands):

	2014	2013
Short-term borrowings:
Repurchase agreements	$39,504	$39,042
Short-term FHLB borrowings	295,300	298,000

Total short-term borrowings	$334,804	$337,042

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $15 million of immediate credit capacity with the FHLB as of December 31, 2014. We had approximately $446 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at December 31, 2014. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2014. Additionally, we had approximately $134 million of unencumbered liquid securities available for pledging.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2014	2013	2012
Year-end balance	$334,804	$337,042	$179,806
Year-end weighted average interest rate	0.35%	0.38%	0.54%
Maximum outstanding at any month-end	$334,804	$337,042	$229,598
Average balance during the year	$247,956	$190,310	$121,735
Average interest rate for the year	0.37%	0.39%	0.48%

Shareholders’ Equity

Total shareholders’ equity was $279.5 million at December 31, 2014, an increase of $24.7 million from $254.8 million at December 31, 2013. Net income for the year and stock issued for the acquisition of SDN increased shareholders’ equity by $29.4 million and $5.4 million, respectively, which were partially offset by common and preferred stock dividends declared of $12.2 million. Accumulated other comprehensive income included in shareholders’ equity increased $1.2 million during the year due primarily to lower net unrealized losses on securities available for sale. For detailed information on shareholders’ equity, see Note 12, Shareholders’ Equity, of the notes to consolidated financial statements.

FII and the Bank are subject to various regulatory capital requirements. At December 31, 2014, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 11, Regulatory Matters, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill totaled $61.2 million and $48.5 million as of December 31, 2014 and 2013, respectively. We performed a qualitative assessment of goodwill at the reporting unit level to determine if it was more likely than not that the fair value of the reporting unit is less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. The results of the qualitative assessment for 2014 and 2013 indicated that it was not more likely than not that the fair value of the reporting unit is less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2014 or 2013.

The change in the balance for goodwill during the years ended December 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Goodwill, beginning of year	$48,536	$48,536
Addition from the SDN acquisition	12,617	-

Goodwill, end of year	$61,153	$48,536

Goodwill and other intangible assets added during the period relates to the SDN acquisition, which closed on August 1, 2014.

Declines in the market value of our publicly traded stock price or declines in our ability to generate future cash flows may increase the potential that goodwill recorded on the our consolidated statements of financial condition be designated as impaired and we may incur a goodwill write-down in the future.

We have other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships acquired in connection with the Company’s insurance agency acquisition). Changes in the gross carrying amount, accumulated amortization and net book value were as follows (in thousands):

	2014	2013
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(917)	(576)

Net book value	$1,125	$1,466

Amortization during the year	$341	$387

Other intangibles:
Gross carrying amount	$6,640	$-
Accumulated amortization	(279)	-

Net book value	$6,361	$-

Amortization during the year	$279	$-

Core deposit intangible amortization expense was $189 thousand for the year ended December 31, 2012.

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

Cash and cash equivalents were $58.2 million as of December 31, 2014, down $1.5 million from $59.7 million as of December 31, 2013. Net cash provided by operating activities totaled $35.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $153.5 million, which included outflows of $84.8 million for net loan originations and $46.8 million from net investment securities transactions. Net cash provided by financing activities of $116.7 million was attributed to a $130.5 million increase in deposits, partly offset by $12.0 million in dividend payments and a $2.2 million decrease in short-term borrowings.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2014
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Certificates of deposit (1)	$395,956	$134,267	$62,991	$28	$593,242
Supplemental executive retirement plans	309	668	752	1,273	3,002

Off-Balance sheet:
Limited partnership investments (2)	$915	$593	$297	$-	$1,805
Commitments to extend credit (3)	450,343	-	-	-	450,343
Standby letters of credit (3)	4,235	3,762	581	-	8,578
Operating leases	1,673	2,779	1,828	3,788	10,068

(1)

Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $74.4 million in three months or less; $36.0 million between three months and six months; $71.8 million between six months and one year; and $63.1 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $8.5 million, of which we have contributed $6.7 million as of December 31, 2014, including $2.1 million during 2014.
(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments as of December 31, 2014, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 10, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2014. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$22,064	0.02%	$68,540	1.80%	$60,680	2.33%	$9,050	0.89%	$160,334	1.70%
Mortgage-backed securities	38	3.17	68,377	1.82	153,370	2.54	237,174	2.13	458,959	2.22

	22,102	0.03	136,917	1.81	214,050	2.48	246,224	2.09	619,293	2.09
Held to maturity debt securities:
State and political subdivisions	23,659	1.31	136,752	1.77	116,862	2.20	-	-	277,273	1.92
Mortgage-backed securities	-	-	-	-	-	-	17,165	3.38	17,165	3.38

	23,659	1.31	136,752	1.77	116,862	2.20	17,165	3.38	294,438	2.00

	$45,761	0.69%	$273,669	1.79%	$330,912	2.38%	$263,389	2.17%	$913,731	2.06%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2014. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$145,111	$98,577	$23,721	$267,409
Commercial mortgage	120,635	234,705	119,752	475,092
Residential mortgage	17,759	44,238	38,104	100,101
Home equity	63,436	171,767	151,412	386,615
Consumer indirect	291,182	364,702	5,789	661,673
Other consumer	9,384	10,327	1,401	21,112

Total loans	$647,507	$924,316	$340,179	$1,912,002

Loans maturing after one year:
With a predetermined interest rate		$256,813	$160,703	$417,516
With a floating or adjustable rate		667,503	179,476	846,979

Total loans maturing after one year		$924,316	$340,179	$1,264,495

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

	2014	2013
Total shareholders’ equity	$279,532	$254,839
Less: Unrealized gain (loss) on securities available for sale, net of tax	1,933	(5,293)
Net unrecognized gain (loss) on available for sale securities transferred to held to maturity, net of tax	(308)	(44)
Unrecognized net periodic pension & postretirement benefits (costs), net of tax	(10,636)	(4,850)
Disallowed goodwill and other intangible assets	68,639	50,002

Tier 1 capital	$219,904	$215,024

Adjusted average total assets (for leverage capital purposes)	$2,993,050	$2,816,491

Tier 1 leverage ratio (Tier 1 capital to adjusted average total assets)	7.35%	7.63%

Total Tier 1 capital	$219,904	$215,024
Plus: Qualifying allowance for loan losses	26,262	24,854

Total risk-based capital	$246,166	$239,878

Total risk-weighted assets	$2,099,626	$1,986,473

Tier 1 capital ratio (Tier 1 capital to total risk-weighted assets)	10.47%	10.82%
Total risk-based capital ratio (Total risk-based capital to total risk-weighted assets)	11.72%	12.08%

Our leverage ratio at year end was 7.35%, down from 7.63% at the end of 2013. Our tier 1 and total risk-based capital ratios were 10.47% and 11.72%, respectively, at December 31, 2014, down from 10.82% and 12.08%, respectively, at December 31, 2013. Goodwill and intangible assets recorded in conjunction with the acquisition of SDN resulted in a reduction in our capital ratios.

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

Securities are evaluated quarterly to determine whether a decline in their fair value is other than temporary. We utilize criteria such as, the current intent or requirement to hold or sell the security, the magnitude and duration of the decline and, when appropriate, consideration of negative changes in expected cash flows, creditworthiness, near term prospects of issuers, the level of credit subordination, estimated loss severity, and delinquencies, to determine whether a loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit issues or concerns, or the security is intended to be sold. The amount of impairment related to non-credit related factors on securities not intended to be sold is recognized in other comprehensive income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of Deferred Tax Assets

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions (after consideration of historical taxable income as well as tax planning strategies). If these estimates and related assumptions change, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in the consolidated statements of income. We evaluate deferred tax assets on a quarterly basis and assess the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. For additional discussion related to our accounting policy for income taxes see Note 15, Income Taxes, of the notes to consolidated financial statements.

Defined Benefit Pension Plan

We have a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. Benefits under the plan are based on years of service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the weighted average discount rate used in determining the current benefit obligation, the weighted average expected long-term rate of return on plan assets, the rate of compensation increase and the estimated mortality rate. The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows as of the measurement date, December 31. The weighted average expected long-term rate of return is estimated based on current trends experienced by the assets in the plan as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The current target asset allocation model for the plans is detailed in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing the compensation increase practices of other plan sponsors in similar industries and geographic areas as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (“SOA”), considering other available information including historical data as well as studies and publications from reputable sources. We review the pension plan assumptions on an annual basis with our actuarial consultants to determine if the assumptions are reasonable and adjust the assumptions to reflect changes in future expectations.

The assumptions used to calculate 2015 expense for the defined benefit pension plan were a weighted average discount rate of 3.86%, a weighted average long-term rate of return on plan assets of 6.50% and a rate of compensation increase of 3.00%. We adopted the RP-2014 mortality tables and the MP-2014 mortality improvement scales issued by the SOA in October 2014. The new mortality assumptions increased the projected benefit obligation for the defined benefit pension plan by approximately $3.0 million at December 31, 2014. Defined benefit pension expense in 2015 is expected to increase to $946 thousand from the $179 thousand recorded in 2014, primarily driven by a decrease in the discount rate and the impact of changes in mortality assumptions, partially offset by the benefit from an $8 million cash contribution from the Company in December 2014.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. In 2014, the actual return on plan assets in the qualified defined benefit pension plan was $5.4 million, compared to an expected return on plan assets of $4.1 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2014 were $17.8 million for the defined benefit pension plan. Actuarial pretax net losses recognized in other comprehensive income for the year ended December 31, 2014 were $9.7 million for the defined benefit pension plan.

Defined benefit pension expense is recorded in “Salaries and employee benefits” expense on the consolidated statements of income.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 21% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 24% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 15% of assets with durations averaging three to five years.

Our liabilities are made up primarily of deposits, which account for 87% of total liabilities. Of these deposits, the majority, or 54%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products make up 21% of total deposits. The bank also has a significant amount of public deposits, which represented 25% of total deposits as of December 31, 2014.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2014, we are generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2015 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(1,454)	$882	$2,379	$1,761
% Change	(1.53)%	0.92%	2.50%	1.85%

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment.

The simulation referenced above is based on our assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2014 and 2013. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2014 and 2013. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2014			December 31, 2013
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$476,735			$466,008
- 100 Basis Points	489,184	$12,449	2.61%	476,323	$10,315	2.21%
+ 100 Basis Points	466,983	(9,752)	(2.05)	452,155	(13,853)	(2.97)
+ 200 Basis Points	453,868	(22,867)	(4.80)	435,424	(30,584)	(6.56)

The Pre-Shock Scenario EVE was $476.7 million at December 31, 2014, compared to $466.0 million at December 31, 2013. The increase in the Pre-Shock Scenario EVE at December 31, 2014, compared to December 31, 2013 resulted primarily from a more favorable valuation of non-maturity deposits, fixed-rate residential loans and mortgage backed securities that reflected alternative funding and investment rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $435.4 million at December 31, 2013 to $453.9 million at December 31, 2014, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (6.56)% at December 31, 2013 to (4.80)% at December 31, 2014. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of December 31, 2014, compared to December 31, 2013.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2014. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2014
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Investment securities	$81,103	$93,756	$453,068	$285,804	$913,731
Loans	551,409	354,063	813,318	193,967	1,912,757

Total interest-earning assets	$632,512	$447,819	$1,266,386	$479,771	2,826,488

Cash and due from banks					58,151
Other assets (1)					204,882

Total assets					$3,089,521

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,286,025	$-	$-	$-	$1,286,025
Certificates of deposit	137,872	258,085	197,257	28	593,242
Borrowings	297,404	37,400	-	-	334,804

Total interest-bearing liabilities	$1,721,301	$295,485	$197,257	$28	2,214,071

Noninterest-bearing deposits					571,260
Other liabilities					24,658

Total liabilities					2,809,989
Shareholders’ equity					279,532

Total liabilities and shareholders’ equity					$3,089,521

Interest sensitivity gap	$(1,088,789)	$152,334	$1,069,129	$479,743	$612,417

Cumulative gap	$(1,088,789)	$(936,455)	$132,674	$612,417

Cumulative gap ratio (2)	36.7%	53.6%	106.0%	127.7%
Cumulative gap as a percentage of total assets	(35.2)%	(30.3)%	4.3%	19.8%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

For purposes of interest rate risk management, we direct more attention on simulation modeling, such as “net interest income at risk” as previously discussed, rather than gap analysis. We consider the net interest income at risk simulation modeling to be more informative in forecasting future income at risk.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of Scott Danahy Naylon, Co., Inc. (“SDN”), which the Company acquired on August 1, 2014. SDN represented approximately 1% of the Company’s consolidated total assets and 2% of the Company’s consolidated revenues as of and for the year ended December 31, 2014. Based on our assessment and based on such criteria, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2014. That report appears herein.

/s/ Martin K. Birmingham	/s/ Kevin B. Klotzbach
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 6, 2015	March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Financial Institutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the Scott Danahy Naylon, Co., Inc. (“SDN”), which the Company acquired on August 1, 2014. SDN represented approximately 1% of the Company’s consolidated total assets and 2% of the Company’s consolidated revenues as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Financial Institutions, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of SDN.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholder’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

March 6, 2015

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$58,151	$59,598
Federal funds sold and interest-bearing deposits in other banks	-	94

Total cash and cash equivalents	58,151	59,692
Securities available for sale, at fair value	622,494	609,400
Securities held to maturity, at amortized cost (fair value of $298,695 and $250,657, respectively)	294,438	249,785
Loans held for sale	755	3,381
Loans (net of allowance for loan losses of $27,637 and $26,736, respectively)	1,884,365	1,806,883
Company owned life insurance	61,004	49,171
Premises and equipment, net	36,394	36,009
Goodwill and other intangible assets, net	68,639	50,002
Other assets	63,281	64,313

Total assets	$3,089,521	$2,928,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$571,260	$535,472
Interest-bearing demand	490,190	470,733
Savings and money market	795,835	717,928
Certificates of deposit	593,242	595,923

Total deposits	2,450,527	2,320,056
Short-term borrowings	334,804	337,042
Other liabilities	24,658	16,699

Total liabilities	2,809,989	2,673,797

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 and 1,496 shares issued, respectively	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 and 171,927 shares issued, respectively	17,191	17,193

Total preferred equity	17,340	17,342
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,397,509 and 14,161,597 shares issued, respectively	144	142
Additional paid-in capital	72,955	67,574
Retained earnings	203,312	186,137
Accumulated other comprehensive (loss) income	(9,011)	(10,187)
Treasury stock, at cost – 279,461 and 332,242 shares, respectively	(5,208)	(6,169)

Total shareholders’ equity	279,532	254,839

Total liabilities and shareholders’ equity	$3,089,521	$2,928,636

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$82,453	$81,468	$81,123
Interest and dividends on investment securities	18,602	17,463	16,444

Total interest income	101,055	98,931	97,567

Interest expense:
Deposits	6,366	6,600	8,462
Short-term borrowings	915	737	589
Long-term borrowings	-	-	-

Total interest expense	7,281	7,337	9,051

Net interest income	93,774	91,594	88,516
Provision for loan losses	7,789	9,079	7,128

Net interest income after provision for loan losses	85,985	82,515	81,388

Noninterest income:
Service charges on deposits	8,954	9,948	8,627
ATM and debit card	4,963	5,098	4,716
Insurance income	2,399	262	324
Investment advisory	2,138	2,345	2,104
Company owned life insurance	1,753	1,706	1,751
Investments in limited partnerships	1,103	857	798
Loan servicing	568	570	617
Net gain on sale of loans held for sale	313	117	1,421
Net gain on disposal of investment securities	2,041	1,226	2,651
Net gain (loss) on sale and disposal of other assets	69	(103)	(381)
Amortization of tax credit investment	(2,323)	-	-
Impairment charges on investment securities	-	-	(91)
Other	3,372	2,807	2,240

Total noninterest income	25,350	24,833	24,777

Noninterest expense:
Salaries and employee benefits	38,595	37,828	40,127
Occupancy and equipment	12,829	12,366	11,419
Professional services	4,760	3,836	4,133
Computer and data processing	3,016	2,848	3,271
Supplies and postage	2,053	2,342	2,497
FDIC assessments	1,592	1,464	1,300
Advertising and promotions	805	896	929
Other	8,705	7,861	7,721

Total noninterest expense	72,355	69,441	71,397

Income before income taxes	38,980	37,907	34,768
Income tax expense	9,625	12,377	11,319

Net income	$29,355	$25,530	$23,449

Preferred stock dividends	1,462	1,466	1,474

Net income available to common shareholders	$27,893	$24,064	$21,975

Earnings per common share (Note 16):
Basic	$2.01	$1.75	$1.60
Diluted	$2.00	$1.75	$1.60
Cash dividends declared per common share	$0.77	$0.74	$0.57

Weighted average common shares outstanding:
Basic	13,893	13,739	13,696
Diluted	13,946	13,784	13,751

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Net income	$29,355	$25,530	$23,449
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	6,962	(21,397)	2,490
Pension and post-retirement obligations	(5,786)	7,957	(182)

Total other comprehensive income (loss), net of tax	1,176	(13,440)	2,308

Comprehensive income	$30,531	$12,090	$25,757

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2012	$17,473	$142	$67,247	$158,079	$945	$(6,692)	$237,194
Comprehensive income:
Net income	-	-	-	23,449	-	-	23,449
Other comprehensive income, net of tax	-	-	-	-	2,308	-	2,308
Purchases of common stock for treasury	-	-	-	-	-	(557)	(557)
Repurchase of Series B-1 8.48% preferred stock	(2)	-	-	-	-	-	(2)
Share-based compensation plans:
Share-based compensation	-	-	526	-	-	-	526
Stock options exercised	-	-	(10)	-	-	79	69
Restricted stock awards issued, net	-	-	(140)	-	-	140	-
Excess tax benefit on share-based compensation	-	-	97	-	-	-	97
Directors’ retainer	-	-	(10)			107	97
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(5)	-	-	(5)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,469)	-	-	(1,469)
Common-$0.57 per share	-	-	-	(7,810)	-	-	(7,810)

Balance at December 31, 2012	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	-	-	-	25,530	-	-	25,530
Other comprehensive loss, net of tax	-	-	-	-	(13,440)	-	(13,440)
Purchases of common stock for treasury	-	-	-	-	-	(229)	(229)
Repurchase of Series A 3% preferred stock	(1)	-	-	-	-	-	(1)
Repurchase of Series B-1 8.48% preferred stock	(128)	-	(2)	-	-	-	(130)
Share-based compensation plans:
Share-based compensation	-	-	407	-	-	-	407
Stock options exercised	-	-	16	-	-	432	448
Restricted stock awards issued, net	-	-	(446)	-	-	446	-
Excess tax expense on share-based compensation	-	-	(118)	-	-	-	(118)
Directors’ retainer	-	-	7	-	-	105	112
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(5)	-	-	(5)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,461)	-	-	(1,461)
Common-$0.74 per share	-	-	-	(10,171)	-	-	(10,171)

Balance at December 31, 2013	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2013	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Balance carried forward
Comprehensive income:
Net income	-	-	-	29,355	-	-	29,355
Other comprehensive income, net of tax	-	-	-	-	1,176	-	1,176
Common stock issued	-	2	5,398	-	-	-	5,400
Purchases of common stock for treasury	-	-	-	-	-	(194)	(194)
Repurchase of Series B-1 8.48% preferred stock	(2)	-	-	-	-	-	(2)
Share-based compensation plans:
Share-based compensation	-	-	471	-	-	-	471
Stock options exercised	-	-	32	-	-	635	667
Restricted stock awards issued, net	-	-	(520)	-	-	520	-
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.77 per share	-	-	-	(10,718)	-	-	(10,718)

Balance at December 31, 2014	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$29,355	$25,530	$23,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,583	4,181	3,828
Net amortization of premiums on securities	3,241	4,532	5,284
Provision for loan losses	7,789	9,079	7,128
Share-based compensation	471	407	526
Deferred income tax expense	2,154	1,547	6,343
Proceeds from sale of loans held for sale	16,543	26,184	55,067
Originations of loans held for sale	(14,457)	(31,657)	(52,754)
Increase in company owned life insurance	(1,753)	(1,706)	(1,751)
Net gain on sale of loans held for sale	(313)	(117)	(1,421)
Net gain on disposal of investment securities	(2,041)	(1,226)	(2,651)
Impairment charges on investment securities	-	-	91
Net (gain) loss on sale and disposal of other assets	(69)	103	381
Amortization of tax credit investment	2,323	-	-
Contributions to defined benefit pension plan	(8,000)	-	(8,000)
Increase in other assets	(1,606)	(6,640)	(4,249)
(Decrease) increase in other liabilities	(2,991)	6,981	7,429

Net cash provided by operating activities	35,229	37,198	38,700

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(236,043)	(246,874)	(322,191)
Held to maturity	(63,770)	(19,598)	(15,484)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	140,338	143,053	175,679
Held to maturity	31,026	14,784	20,819
Proceeds from sales of securities available for sale	81,600	1,327	2,823
Net increase in loans, excluding sales	(84,812)	(131,949)	(151,311)
Purchases of company owned life insurance	(10,080)	(79)	(79)
Proceeds from sales of other assets	1,576	555	734
Purchases of premises and equipment	(5,330)	(3,411)	(5,840)
Net cash (paid) received from acquisitions	(7,995)	-	195,778

Net cash used in investing activities	(153,490)	(242,192)	(99,072)

Cash flows from financing activities:
Net increase in deposits	130,471	58,262	43,376
Net (decrease) increase in short-term borrowings	(2,238)	157,236	29,108
Purchases of common stock for treasury	(194)	(229)	(557)
Repurchase of preferred stock	(2)	(131)	(2)
Proceeds from stock options exercised	667	448	69
Excess tax (expense) benefit on share-based compensation	-	(118)	97
Cash dividends paid to preferred shareholders	(1,463)	(1,468)	(1,474)
Cash dividends paid to common shareholders	(10,521)	(9,750)	(7,392)

Net cash provided by financing activities	116,720	204,250	63,225

Net (decrease) increase in cash and cash equivalents	(1,541)	(744)	2,853
Cash and cash equivalents, beginning of period	59,692	60,436	57,583

Cash and cash equivalents, end of period	$58,151	$59,692	$60,436

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc., (the “Parent”) is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The Company offers a broad array of deposit, lending, insurance services and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. On August 1, 2014, the Company acquired Scott Danahy Naylon Co., Inc., a full service insurance agency located in Amherst, New York. As a result of the acquisition the Company now provides insurance and risk consulting services through its wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”).

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

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Cash payments:
Interest expense	$6,826	$7,750	$10,438
Income taxes	13,665	8,095	4,014
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$394	$726	$322
Accrued and declared unpaid dividends	3,177	2,981	2,562
Increase (decrease) in net unsettled security purchases	568	(51,112)	51,135
Securities transferred from available for sale to held to maturity	12,802	227,330	-
Loans transferred from held for sale to held for investment	853	3,727	-
Common stock issued for acquisition	5,400	-	-
Assets acquired and liabilities assumed in business combinations:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	1,007	-	77,912
Deposits and other liabilities	1,112	-	287,331

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d.)	Investment Securities

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

Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, paying taxes and insurance from escrow funds when due and administrating foreclosure actions when necessary. Loan servicing income (a component of noninterest income in the consolidated statements of income) consists of fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2014 had original terms ranging from one to five years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2014, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate, which considers both look-back and loss emergence periods, to each loan group. The loss rate is based on historical experience, with look-back periods that range from 24 to 48 months depending on the loan type, and as a result can differ from actual losses incurred in the future. The historical loss rate is adjusted by the loss emergence periods that range from 12 to 24 months depending on the loan type and for qualitative factors such as; levels and trends of delinquent and non-accruing loans, trends in volume and terms, effects of changes in lending policy, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit risk, interest rates, highly leveraged borrowers, information risk and collateral risk. The qualitative factors are reviewed at least quarterly and adjustments are made as needed.

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

December 31, 2014, 2013 and 2012

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i.)	Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $194 thousand and $333 thousand at December 31, 2014 and 2013, respectively.

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

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. In testing goodwill for impairment, GAAP permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management. If, after assessing the totality of events and circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if the Company concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets consist of core deposits and other intangible assets (primarily customer relationships). Core deposit intangible assets are amortized on an accelerated basis over their estimated life of approximately nine and a half years. Other intangible assets are amortized on an accelerated basis over their weighted average estimated life of approximately twenty years. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 7 - Goodwill and Other Intangible Assets.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $15.1 million and $15.8 million as of December 31, 2014 and 2013, respectively.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $3.9 million as of December 31, 2014 and 2013.

(n.)	Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $4.9 million and $4.8 million as of December 31, 2014 and 2013, respectively.

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

December 31, 2014, 2013 and 2012

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

(u.)	Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

(v.)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is evaluating the potential impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for the Company beginning January 1, 2016, though early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(2.)	BUSINESS COMBINATIONS

SDN Acquisition

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

Consideration paid:
Cash	$8,100
Stock	5,400
Contingent consideration	3,227

Fair value of total consideration transferred	16,727

Fair value of assets acquired:
Cash	105
Identified intangible assets	6,640
Premises and equipment, accounts receivable and other assets	1,094

Total identifiable assets acquired	7,839
Fair value of liabilities assumed:
Deferred tax liability	2,556
Other liabilities	1,173

Total liabilities assumed	3,729

Fair value of net assets acquired	4,110

Goodwill resulting from acquisition	$12,617

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$160,334	$1,116	$975	$160,475
Mortgage-backed securities:
Federal National Mortgage Association	184,857	2,344	1,264	185,937
Federal Home Loan Mortgage Corporation	29,478	799	7	30,270
Government National Mortgage Association	48,800	2,022	-	50,822
Collateralized mortgage obligations:
Federal National Mortgage Association	76,247	489	944	75,792
Federal Home Loan Mortgage Corporation	89,623	199	2,585	87,237
Government National Mortgage Association	29,954	598	40	30,512
Privately issued	-	1,218	-	1,218

Total collateralized mortgage obligations	195,824	2,504	3,569	194,759

Total mortgage-backed securities	458,959	7,669	4,840	461,788
Asset-backed securities	-	231	-	231

Total available for sale securities	$619,293	$9,016	$5,815	$622,494

Securities held to maturity:
State and political subdivisions	277,273	4,231	120	281,384
Mortgage-backed securities:
Federal National Mortgage Association	3,279	24	-	3,303
Government National Mortgage Association	13,886	122	-	14,008

Total held to maturity securities	$294,438	$4,377	$120	$298,695

December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$135,840	$1,414	$2,802	$134,452
Mortgage-backed securities:
Federal National Mortgage Association	173,507	1,511	4,810	170,208
Federal Home Loan Mortgage Corporation	36,737	562	205	37,094
Government National Mortgage Association	61,832	2,152	142	63,842
Collateralized mortgage obligations:
Federal National Mortgage Association	63,838	261	3,195	60,904
Federal Home Loan Mortgage Corporation	102,660	169	5,856	96,973
Government National Mortgage Association	43,734	913	586	44,061
Privately issued	-	1,467	-	1,467

Total collateralized mortgage obligations	210,232	2,810	9,637	203,405

Total mortgage-backed securities	482,308	7,035	14,794	474,549
Asset-backed securities	18	381	-	399

Total available for sale securities	$618,166	$8,830	$17,596	$609,400

Securities held to maturity:
State and political subdivisions	$249,785	$1,340	$468	$250,657

Investment securities with a total fair value of $768.6 million and $763.1 million at December 31, 2014 and 2013, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(3.)	INVESTMENT SECURITIES (Continued)

During the year ended December 31, 2014, the Company transferred $12.8 million of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $51 thousand of unrealized holding losses that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2014	2013	2012
Taxable interest and dividends	$13,304	$12,541	$12,202
Tax-exempt interest and dividends	5,298	4,922	4,242

Total interest and dividends on securities	$18,602	$17,463	$16,444

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Proceeds from sales	$81,600	$1,327	$2,823
Gross realized gains	2,043	1,226	2,651
Gross realized losses	2	-	-

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2014 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$22,102	$22,104
Due from one to five years	136,917	136,720
Due after five years through ten years	214,050	217,119
Due after ten years	246,224	246,551

	$619,293	$622,494

Debt securities held to maturity:
Due in one year or less	$23,659	$23,734
Due from one to five years	136,752	138,499
Due after five years through ten years	116,862	119,151
Due after ten years	17,165	17,311

	$294,438	$298,695

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(3.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$34,995	$77	$41,070	$898	$76,065	$975
Mortgage-backed securities:
Federal National Mortgage Association	2,242	8	62,592	1,256	64,834	1,264
Federal Home Loan Mortgage Corporation	3,387	7	-	-	3,387	7
Collateralized mortgage obligations:
Federal National Mortgage Association	11,228	24	25,644	920	36,872	944
Federal Home Loan Mortgage Corporation	-	-	76,126	2,585	76,126	2,585
Government National Mortgage Association	-	-	2,510	40	2,510	40

Total collateralized mortgage obligations	11,228	24	104,280	3,545	115,508	3,569

Total mortgage-backed securities	16,857	39	166,872	4,801	183,729	4,840

Total available for sale securities	51,852	116	207,942	5,699	259,794	5,815
Securities held to maturity:
State and political subdivisions	18,036	120	-	-	18,036	120

Total temporarily impaired securities	$69,888	$236	$207,942	$5,699	$277,830	$5,935

December 31, 2013
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$86,177	$2,788	$2,717	$14	$88,894	$2,802
Mortgage-backed securities:
Federal National Mortgage Association	103,778	3,491	20,689	1,319	124,467	4,810
Federal Home Loan Mortgage Corporation	14,166	205	-	-	14,166	205
Government National Mortgage Association	14,226	142	-	-	14,226	142
Collateralized mortgage obligations:
Federal National Mortgage Association	35,632	2,586	11,760	609	47,392	3,195
Federal Home Loan Mortgage Corporation	72,655	4,980	15,762	876	88,417	5,856
Government National Mortgage Association	8,396	586	-	-	8,396	586

Total collateralized mortgage obligations	116,683	8,152	27,522	1,485	144,205	9,637

Total mortgage-backed securities	248,853	11,990	48,211	2,804	297,064	14,794

Total available for sale securities	335,030	14,778	50,928	2,818	385,958	17,596
Securities held to maturity:
State and political subdivisions	72,269	468	-	-	72,269	468

Total temporarily impaired securities	$407,299	$15,246	$50,928	$2,818	$458,227	$18,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(3.)	INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2014 was 122 compared to 331 at December 31, 2013. At December 31, 2014, the Company had positions in 51 investment securities with a fair value of $207.9 million and a total unrealized loss of $5.7 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 71 securities positions in the Company’s investment portfolio, with a fair value of $69.9 million and a total unrealized loss of $236 thousand at December 31, 2014, that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2013, the Company had positions in 14 investment securities with a fair value of $50.9 million and a total unrealized loss of $2.8 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 317 securities positions in the Company’s investment portfolio, with a fair value of $407.3 million and a total unrealized loss of $15.2 million at December 31, 2013, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

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

No impairment was recorded during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company recognized an OTTI charge of $91 thousand related to privately issued whole loan CMOs that were determined to be impaired due to credit quality.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2014, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2014, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of December 31, 2014, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(4.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate mortgages and totaled $755 thousand and $3.4 million as of December 31, 2014 and 2013, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $215.2 million and $237.9 million as of December 31, 2014 and 2013, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.6 million and $4.9 million as of December 31, 2014 and 2013, respectively.

The activity in capitalized mortgage servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Mortgage servicing assets, beginning of year	$1,479	$1,637	$1,609
Originations	172	277	554
Amortization	(316)	(435)	(526)

Mortgage servicing assets, end of year	1,335	1,479	1,637
Valuation allowance	(6)	(3)	(168)

Mortgage servicing assets, net, end of year	$1,329	$1,476	$1,469

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(5.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2014
Commercial business	$267,377	$32	$267,409
Commercial mortgage	476,407	(1,315)	475,092
Residential mortgage	100,241	(140)	100,101
Home equity	379,774	6,841	386,615
Consumer indirect	636,357	25,316	661,673
Other consumer	20,915	197	21,112

Total	$1,881,071	$30,931	1,912,002

Allowance for loan losses			(27,637)

Total loans, net			$1,884,365

2013
Commercial business	$265,751	$15	$265,766
Commercial mortgage	470,312	(1,028)	469,284
Residential mortgage	113,101	(56)	113,045
Home equity	320,658	5,428	326,086
Consumer indirect	609,390	26,978	636,368
Other consumer	22,893	177	23,070

Total	$1,802,105	$31,514	1,833,619

Allowance for loan losses			(26,736)

Total loans, net			$1,806,883

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $11.9 million and $2.9 million at December 31, 2014 and 2013, respectively. During 2014, new borrowings amounted to $10.0 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $1.0 million.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(5.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2014
Commercial business	$28	$-	$-	$28	$4,288	$263,061	$267,377
Commercial mortgage	83	-	-	83	3,020	473,304	476,407
Residential mortgage	321	-	-	321	1,194	98,726	100,241
Home equity	799	67	-	866	463	378,445	379,774
Consumer indirect	2,429	402	-	2,831	1,169	632,357	636,357
Other consumer	148	48	8	204	11	20,700	20,915

Total loans, gross	$3,808	$517	$8	$4,333	$10,145	$1,866,593	$1,881,071

2013
Commercial business	$558	$199	$-	$757	$3,474	$261,520	$265,751
Commercial mortgage	800	-	-	800	9,663	459,849	470,312
Residential mortgage	542	-	-	542	1,078	111,481	113,101
Home equity	750	143	-	893	925	318,840	320,658
Consumer indirect	2,129	476	-	2,605	1,471	605,314	609,390
Other consumer	126	72	6	204	5	22,684	22,893

Total loans, gross	$4,905	$890	$6	$5,801	$16,616	$1,779,688	$1,802,105

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2014 and December 31, 2013. There were $8 thousand and $6 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2014 and December 31, 2013, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2014, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, estimated interest income of $527 thousand, $531 thousand, and $555 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

The following presents, by loan class, information related to loans modified in a TDR during the years ended December 31 (in thousands).

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2014
Commercial business	1	$1,381	$1,381
Commercial mortgage	-	-	-

Total	1	$1,381	$1,381

2013
Commercial business	4	$1,465	$1,456
Commercial mortgage	2	7,335	6,935

Total	6	$8,800	$8,391

With the exception of one commercial mortgage loan modified during 2013, all of the loans identified as TDRs by the Company during the years ended December 31, 2014 and 2013 were on nonaccrual status and reported as impaired loans prior to restructuring. For the year ended December 31, 2014, the restructured loan modification related to extending the amortization period of the loan. For the year ended December 31, 2013, restructured loan modifications of commercial business and commercial mortgage loans primarily included maturity date extensions, payment schedule modifications and forgiveness of principal. All loans restructured during the years ended December 31, 2014 and 2013 were on nonaccrual status at the end of those respective years. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due. There were no loans modified as a TDR during the previous 12 months which subsequently defaulted during the years ended December 31, 2014 and 2013.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(5.)	LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2014
With no related allowance recorded:
Commercial business	$1,408	$1,741	$-	$1,431	$-
Commercial mortgage	781	920	-	1,014	-

	2,189	2,661	-	2,445	-
With an allowance recorded:
Commercial business	2,880	2,880	1,556	1,998	-
Commercial mortgage	2,239	2,239	911	1,560	-

	5,119	5,119	2,467	3,558	-

	$7,308	$7,780	$2,467	$6,003	$-

2013
With no related allowance recorded:
Commercial business	$1,777	$2,273	$-	$659	$-
Commercial mortgage	875	906	-	760	-

	2,652	3,179	-	1,419	-
With an allowance recorded:
Commercial business	1,697	1,717	201	3,196	-
Commercial mortgage	8,788	9,188	1,057	3,758	-

	10,485	10,905	1,258	6,954	-

	$13,137	$14,084	$1,258	$8,373	$-

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(5.)	LOANS (Continued)

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2014
Uncriticized	$250,961	$460,880
Special mention	5,530	5,411
Substandard	10,886	10,116
Doubtful	-	-

Total	$267,377	$476,407

2013
Uncriticized	$250,553	$449,447
Special mention	6,311	6,895
Substandard	8,887	13,970
Doubtful	-	-

Total	$265,751	$470,312

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
2014
Performing	$99,047	$379,311	$635,188	$20,896
Non-performing	1,194	463	1,169	19

Total	$100,241	$379,774	$636,357	$20,915

2013
Performing	$112,023	$319,733	$607,919	$22,882
Non-performing	1,078	925	1,471	11

Total	$113,101	$320,658	$609,390	$22,893

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2014
Allowance for loan losses:
Beginning balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736
Charge-offs	(204)	(304)	(190)	(340)	(10,004)	(972)	(12,014)
Recoveries	201	143	39	56	4,321	366	5,126
Provision	1,351	540	45	402	4,836	615	7,789

Ending balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637

Evaluated for impairment:
Individually	$1,556	$911	$-	$-	$-	$-	$2,467

Collectively	$4,065	$7,211	$570	$1,485	$11,383	$456	$25,170

Loans:
Ending balance	$267,377	$476,407	$100,241	$379,774	$636,357	$20,915	$1,881,071

Evaluated for impairment:
Individually	$4,288	$3,020	$-	$-	$-	$-	$7,308

Collectively	$263,089	$473,387	$100,241	$379,774	$636,357	$20,915	$1,873,763

2013
Allowance for loan losses:
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	(1,070)	(553)	(411)	(391)	(8,125)	(928)	(11,478)
Recoveries	349	319	54	157	3,161	381	4,421
Provision	110	1,396	293	319	6,479	482	9,079

Ending balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736

Evaluated for impairment:
Individually	$201	$1,057	$-	$-	$-	$-	$1,258

Collectively	$4,072	$6,686	$676	$1,367	$12,230	$447	$25,478

Loans:
Ending balance	$265,751	$470,312	$113,101	$320,658	$609,390	$22,893	$1,802,105

Evaluated for impairment:
Individually	$3,474	$9,663	$-	$-	$-	$-	$13,137

Collectively	$262,277	$460,649	$113,101	$320,658	$609,390	$22,893	$1,788,968

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(5.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2012
Allowance for loan losses:
Beginning balance	$4,036	$6,418	$858	$1,242	$10,189	$517	$23,260
Charge-offs	(729)	(745)	(326)	(305)	(6,589)	(874)	(9,568)
Recoveries	336	261	130	44	2,769	354	3,894
Provision	1,241	647	78	301	4,346	515	7,128

Ending balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714

Evaluated for impairment:
Individually	$664	$310	$-	$-	$-	$-	$974

Collectively	$4,220	$6,271	$740	$1,282	$10,715	$512	$23,740

Loans:
Ending balance	$258,706	$414,282	$133,341	$282,503	$559,964	$26,657	$1,675,453

Evaluated for impairment:
Individually	$3,413	$1,799	$-	$-	$-	$-	$5,212

Collectively	$255,293	$412,483	$133,341	$282,503	$559,964	$26,657	$1,670,241

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(6.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2014	2013
Land and land improvements	$4,797	$4,883
Buildings and leasehold improvements	42,826	44,830
Furniture, fixtures, equipment and vehicles	29,853	25,464

Premises and equipment	77,476	75,177
Accumulated depreciation and amortization	(41,082)	(39,168)

Premises and equipment, net	$36,394	$36,009

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $4.0 million, $3.8 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	2014	2013
Goodwill, beginning of year	$48,536	$48,536
Addition from the SDN acquisition	12,617	-

Goodwill, end of year	$61,153	$48,536

Goodwill and other intangible assets added during the period relates to the SDN acquisition, which closed on August 1, 2014. See Note 2 – Business Combinations for additional information.

The Company performed a qualitative assessment of goodwill to determine if it was more likely than not that the fair value of the reporting unit is less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. The results of the qualitative assessment for 2014 and 2013 indicated that it was not more likely than not that the fair value of the reporting unit is less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2014 or 2013. In 2012, prior to the adoption of ASU 2011-08, the Company performed a quantitative impairment test that did not result in any impairment.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships acquired in connection with the Company’s insurance agency acquisition). Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2014	2013
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(917)	(576)

Net book value	$1,125	$1,466

Amortization during the year	$341	$387

Other intangibles:
Gross carrying amount	$6,640	$-
Accumulated amortization	(279)	-

Net book value	$6,361	$-

Amortization during the year	$279	$-

Core deposit intangible amortization expense was $189 thousand for the year ended December 31, 2012.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Estimated amortization expense of other intangible assets for each of the next five years is as follows:

2015	$942
2016	864
2017	778
2018	689
2019	611

(8.)	DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2014	2013
Noninterest-bearing demand	$571,260	$535,472
Interest-bearing demand	490,190	470,733
Savings and money market	795,835	717,928
Certificates of deposit, due:
Within one year	395,956	448,997
One to two years	122,819	77,219
Two to three years	11,448	23,642
Three to five years	62,991	46,045
Thereafter	28	20

Total certificates of deposit	593,242	595,923

Total deposits	$2,450,527	$2,320,056

Certificates of deposit in denominations of $100,000 or more at December 31, 2014 and 2013 amounted to $245.3 million and $226.0 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2014	2013	2012
Interest-bearing demand	$607	$729	$598
Savings and money market	913	978	998
Certificates of deposit	4,846	4,893	6,866

Total interest expense on deposits	$6,366	$6,600	$8,462

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(9.)	BORROWINGS

Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2014	2013
Short-term borrowings:
Repurchase agreements	$39,504	$39,042
Short-term FHLB borrowings	295,300	298,000

Total short-term borrowings	$334,804	$337,042

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company’s borrowings had a weighted average rate of 0.35% and 0.38%, respectively.

Repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings that we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances. Short-term FHLB borrowings at December 31, 2013 consisted of $198.0 million in overnight borrowings and $100.0 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans.

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2014	2013
Commitments to extend credit	$450,343	$431,236
Standby letters of credit	8,578	8,618

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.2 million at December 31, 2014. There were no forward sales commitments outstanding as of December 31, 2013. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(10.)	COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligations

The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2014 (in thousands):

2015	$1,673
2016	1,576
2017	1,203
2018	952
2019	876
Thereafter	3,788

$10,068

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $1.8 million, $1.7 million and $1.6 million in 2014, 2013 and 2012, respectively.

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

December 31, 2014, 2013 and 2012

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

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows as of December 31 (in thousands):

		Actual		For Capital Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Tier 1 leverage:	Company	$219,904	7.35%	$119,722	4.00%	$149,653	5.00%
	Bank	215,672	7.21	119,671	4.00	149,588	5.00
Tier 1 capital:	Company	219,904	10.47	83,985	4.00	125,977	6.00
	Bank	215,672	10.28	83,889	4.00	125,834	6.00
Total risk-based capital:	Company	246,166	11.72	167,970	8.00	209,962	10.00
	Bank	241,905	11.53	167,779	8.00	209,723	10.00

2013
Tier 1 leverage:	Company	$215,024	7.63%	$112,660	4.00%	$140,825	5.00%
	Bank	204,336	7.27	112,498	4.00	140,622	5.00
Tier 1 capital:	Company	215,024	10.82	79,459	4.00	119,188	6.00
	Bank	204,336	10.31	79,291	4.00	118,937	6.00
Total risk-based capital:	Company	239,878	12.08	158,918	8.00	198,647	10.00
	Bank	229,139	11.56	158,583	8.00	198,228	10.00

As of December 31, 2014, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, Tier 1 capital and total risk-based capital ratios.

Federal Reserve Requirements

The Bank was not required to maintain a reserve balance at the FRB of New York as of December 31, 2014. The reserve requirement was $1.0 million as of December 31, 2013.

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

December 31, 2014, 2013 and 2012

(12.)	SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,398 shares and 173,423 shares of preferred stock issued and outstanding as of December 31, 2014 and 2013, respectively.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2014
Shares outstanding at beginning of year	13,829,355	332,242	14,161,597
Shares issued for the SDN acquisition	235,912	-	235,912
Restricted stock awards issued	43,242	(43,242)	-
Restricted stock awards forfeited	(15,441)	15,441	-
Stock options exercised	34,082	(34,082)	-
Treasury stock purchases	(9,102)	9,102	-

Shares outstanding at end of year	14,118,048	279,461	14,397,509

2013
Shares outstanding at beginning of year	13,787,709	373,888	14,161,597
Restricted stock awards issued, net of forfeitures	24,058	(24,058)	-
Stock options exercised	23,265	(23,265)	-
Treasury stock purchases	(11,349)	11,349	-
Directors’ retainer	5,672	(5,672)	-

Shares outstanding at end of year	13,829,355	332,242	14,161,597

Preferred Stock

Series A 3% Preferred Stock. There were 1,492 shares and 1,496 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2014 and 2013, respectively. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

Series B-1 8.48% Preferred Stock. There were 171,906 shares and 171,927 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2014 and 2013, respectively. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$14,008	$5,549	$8,459
Reclassification adjustment for net gains included in net income (1)	(2,478)	(981)	(1,497)

Total securities available for sale and transferred securities	11,530	4,568	6,962
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(9,709)	(3,846)	(5,863)
Amortization of net actuarial loss and prior service cost included in income	128	51	77

Total pension and post-retirement obligations	(9,581)	(3,795)	(5,786)

Other comprehensive income	$1,949	$773	$1,176

2013
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(34,135)	$(13,522)	$(20,613)
Reclassification adjustment for net gains included in net income (1)	(1,298)	(514)	(784)

Total securities available for sale and transferred securities	(35,433)	(14,036)	(21,397)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	11,860	4,698	7,162
Amortization of net actuarial loss and prior service cost included in income	1,316	521	795

Total pension and post-retirement obligations	13,176	5,219	7,957

Other comprehensive loss	$(22,257)	$(8,817)	$(13,440)

2012
Securities available for sale:
Change in unrealized gain/loss during the period	$6,682	$2,646	$4,036
Reclassification adjustment for gains and included in income	(2,651)	(1,050)	(1,601)
Reclassification adjustment for impairment charges included in income	91	36	55

Total securities available for sale	4,122	1,632	2,490
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(1,643)	(650)	(993)
Amortization of net actuarial loss and prior service cost included in income	1,343	532	811

Total pension and post-retirement obligations	(300)	(118)	(182)

Other comprehensive income	$3,822	$1,514	$2,308

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income (loss) before reclassifications	8,459	(5,863)	2,596
Amounts reclassified from accumulated other comprehensive income	(1,497)	77	(1,420)

Net current period other comprehensive (loss) income	6,962	(5,786)	1,176

Balance at December 31, 2014	$1,625	$(10,636)	$(9,011)

Balance at January 1, 2013	$16,060	$(12,807)	$3,253
Other comprehensive income (loss) before reclassifications	(20,613)	7,162	(13,451)
Amounts reclassified from accumulated other comprehensive income	(784)	795	11

Net current period other comprehensive income (loss)	(21,397)	7,957	(13,440)

Balance at December 31, 2013	$(5,337)	$(4,850)	$(10,187)

Balance at January 1, 2012	$13,570	$(12,625)	$945
Other comprehensive income (loss) before reclassifications	4,036	(993)	3,043
Amounts reclassified from accumulated other comprehensive loss	(1,546)	811	(735)

Net current period other comprehensive income (loss)	2,490	(182)	2,308

Balance at December 31, 2012	$16,060	$(12,807)	$3,253

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	2014	2013
Realized gain on sale of investment securities	$2,041	$1,226	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	437	72	Interest income

	2,478	1,298	Total before tax
	(981)	(514)	Income tax expense

	1,497	784	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	48	47	Salaries and employee benefits
Net actuarial losses (1)	(176)	(1,363)	Salaries and employee benefits

	(128)	(1,316)	Total before tax
	51	521	Income tax benefit

	(77)	(795)	Net of tax

Total reclassified for the period	$1,420	$(11)

(1)	These items are included in the computation of net periodic pension expense. See Note 17 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(14.)	SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2009, the shareholders of the Company approved two share-based compensation plans, the 2009 Management Stock Incentive Plan (“Management Plan”) and the 2009 Directors’ Stock Incentive Plan (“Director’s Plan”), and collectively with the Management Plan, “the Plans”. An aggregate of 690,000 shares of the Company’s common stock have been reserved for issuance by the Company under the terms of the Management Plan pursuant to the grant of incentive stock options (not to exceed 500,000 shares), non-qualified stock options and restricted stock grants, all of which are defined in the plan. An aggregate of 250,000 shares of the Company’s common stock have been reserved for issuance by the Company under the terms of the Director’s Plan pursuant to the grant of non-qualified stock options and restricted stock grants, all of which are defined in the plan. Under both plans, for purposes of calculating the number of shares of common stock available for issuance, each share of common stock granted pursuant to a restricted stock grant counts as 1.64 shares of the Company’s common stock. As of December 31, 2014, there were approximately 119,000 and 396,000 shares available for grant under the Director’s Plan and Management Plan, respectively, of which 61% were available for issuance as restricted stock grants.

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

The Company awarded grants of 22,642 shares of restricted common stock to certain members of management during the year ended December 31, 2014. Fifty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2014. The remaining fifty percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ended December 31, 2016. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company on February 17, 2017.

The grant date fair value of the TSR portion of the award granted during the year ended December 31, 2014 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.87 years, (ii) risk free interest rate of 0.62%, (iii) expected dividend yield of 3.59% and (iv) expected stock price volatility over the expected term of the TSR award of 39.4%. The model resulted in a grant date fair value of $10.54 for the TSR portion of the award. The grant date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

In addition, the Company granted 11,600 shares of restricted common stock to management during the year ended December 31, 2014. The shares will vest after completion of a three-year service requirement. The weighted average market price of the restricted stock awards on the date of grant was $21.26.

During the year ended December 31, 2014, the Company granted 9,000 restricted shares of common stock to directors, of which 4,500 shares vested immediately and 4,500 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $22.82.

The restricted stock awards granted to management and directors in 2014 do not have rights to dividends or dividend equivalents until vested.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(14.)	SHARE-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2014, 2013 or 2012. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2014. The following is a summary of stock option activity for the year ended December 31, 2014 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	192,934	$19.83
Granted	-	-
Exercised	(34,082)	19.57
Forfeited	-	-
Expired	(23,436)	23.64

Outstanding and exercisable at end of period	135,416	$19.25	1.9 years	$799

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2014, 2013 and 2012 was $161 thousand, $106 thousand, and $10 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2014, 2013 and 2012 was $667 thousand, $448 thousand, and $69 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	65,040	$16.92
Granted	43,242	18.76
Vested	(33,728)	18.17
Forfeited	(15,441)	18.11

Outstanding at end of period	59,113	$17.24

As of December 31, 2014, there was $488 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

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

	2014	2013	2012
Salaries and employee benefits	$270	$236	$394
Other noninterest expense	201	171	132

Total share-based compensation expense	$471	$407	$526

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(15.)	INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Current tax expense (benefit):
Federal	$7,546	$8,917	$4,021
State	(75)	1,913	955

Total current tax expense	7,471	10,830	4,976

Deferred tax expense (benefit):
Federal	2,538	1,251	5,262
State	(384)	296	1,081

Total deferred tax expense	2,154	1,547	6,343

Total income tax expense	$9,625	$12,377	$11,319

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:

	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(5.1)	(4.8)	(4.6)
Tax credits and adjustments	(3.5)	-	-
Non-taxable earnings on company owned life insurance	(1.6)	(1.6)	(1.8)
State taxes, net of federal tax benefit	(0.8)	3.8	3.8
Nondeductible expenses	0.5	0.2	0.3
Other, net	0.2	0.1	(0.1)

Effective tax rate	24.7%	32.7%	32.6%

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Income tax expense	$9,625	$12,377	$11,319
Shareholder’s equity	925	(8,817)	1,514

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(15.)	INCOME TAXES (Continued)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$10,666	$10,591
Other than temporary impairment of investment securities	1,917	2,728
Deferred compensation	938	873
Investment in limited partnerships	953	287
SERP agreements	704	709
Interest on nonaccrual loans	664	662
Benefit of tax credit carryforwards	569	-
Share-based compensation	565	753
Net unrealized loss on securities available for sale	-	3,501
Other	520	527

Gross deferred tax assets	17,496	20,631
Deferred tax liabilities:
Prepaid pension costs	5,346	6,185
Intangible assets	2,662	63
Depreciation and amortization	1,249	1,606
Net unrealized gain on securities available for sale	1,039	-
Loan servicing assets	525	620

Gross deferred tax liabilities	10,821	8,474

Net deferred tax asset	$6,675	$12,157

In March 2014, the New York legislature approved changes in the state tax law that will be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32A”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. The Company expects the repeal of Article 32A and the expanded nexus standards to lower our taxable income apportioned to New York to 85% in 2015 from 100% in 2014. In addition, the New York state income tax rate will be reduced from 7.1% to 6.5% in 2016. The lower New York state taxes going forward reduced the benefit provided by existing deferred tax items, consequently the Company revalued its deferred tax assets as of December 31, 2014, which did not have a material impact on the consolidated statements of income and condition.

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2014 or 2013.

The Company and its subsidiaries are primarily subject to federal and NYS income taxes. The federal income tax years currently open for audit are 2013 and 2014. The NYS income tax years currently open for audit are 2011 through 2014.

At December 31, 2014, the Company had no federal or NYS net operating loss carryforwards. The Company has NYS tax credits of approximately $900 thousand which have an unlimited carryforward period.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2014, 2013 and 2012. There were no interest or penalties recorded in the income statement in income tax expense for the year ended December 31, 2014. As of December 31, 2014 and 2013, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(16.)	EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts).

	2014	2013	2012
Net income available to common shareholders	$27,893	$24,064	$21,975
Less: Earnings allocated to participating securities	-	-	2

Net income available to common shareholders for EPS	$27,893	$24,064	$21,973

Weighted average common shares outstanding:
Total shares issued	14,261	14,162	14,162
Unvested restricted stock awards	(64)	(69)	(107)
Treasury shares	(304)	(354)	(359)

Total basic weighted average common shares outstanding	13,893	13,739	13,696
Incremental shares from assumed:
Exercise of stock options	26	13	4
Vesting of restricted stock awards	27	32	51

Total diluted weighted average common shares outstanding	13,946	13,784	13,751

Basic earnings per common share	$2.01	$1.75	$1.60

Diluted earnings per common share	$2.00	$1.75	$1.60

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	3	122	303
Restricted stock awards	1	2	1

Total	4	124	304

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(17.)	EMPLOYEE BENEFIT PLANS

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

The following table provides a reconciliation of the Company’s changes in the plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$48,991	$53,625
Service cost	1,918	2,063
Interest cost	2,291	2,017
Actuarial (gain) loss	10,938	(6,393)
Benefits paid and plan expenses	(2,406)	(2,321)

Projected benefit obligation at end of period	61,732	48,991

Change in plan assets:
Fair value of plan assets at beginning of period	64,603	57,785
Actual return on plan assets	5,387	9,139
Employer contributions	8,000	-
Benefits paid and plan expenses	(2,406)	(2,321)

Fair value of plan assets at end of period	75,584	64,603

Funded status at end of period	$13,852	$15,612

The accumulated benefit obligation was $54.9 million and $44.0 million at December 31, 2014 and 2013, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company had no minimum required contribution for the 2015 fiscal year, but for tax purposes chose to contribute $8.0 million to its pension plan prior to December 31, 2014.

Estimated benefit payments under the pension plan over the next ten years at December 31, 2014 are as follows (in thousands):

2015	$1,860
2016	2,086
2017	2,264
2018	2,330
2019	2,470
2020 - 2024	14,856

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2014	2013	2012
Service cost	$1,918	$2,063	$2,037
Interest cost on projected benefit obligation	2,291	2,017	2,017
Expected return on plan assets	(4,117)	(3,684)	(3,211)
Amortization of unrecognized loss	159	1,344	1,370
Amortization of unrecognized prior service cost	20	20	20

Net periodic pension cost	$271	$1,760	$2,233

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2014	2013	2012
Weighted average discount rate	4.80%	3.84%	4.27%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%	7.00%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2014	2013	2012
Weighted average discount rate	3.86%	4.80%	3.84%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for Plan assets are shown in the table below. Cash equivalents consist primarily of government issues (maturing in less than three months) and short term investment funds. Equity securities primarily include investments in common stock, depository receipts, preferred stock, commingled pension trust funds, exchange traded funds and real estate investment trusts. Fixed income securities include corporate bonds, government issues, mortgage backed securities, municipals, commingled pension trust funds and other asset backed securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

All other investments not prohibited by the Plan are permitted. At December 31, 2014 and 2013, the Plan held certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

The target allocation range below is both historic and prospective in that it has not changed since prior to 2013. It is the asset allocation range that the investment managers have been advised to adhere to and within which they may make tactical asset allocation decisions.

				Weighted Average Expected Long-term Rate of Return
	2014 Target Allocation	Percentage of Plan Assets at December 31,
		2014	2013
Asset category:
Cash equivalents	0 – 20%	8.7%	5.5%	0.26%
Equity securities	40 – 60	48.2	50.6	4.05
Fixed income securities	40 – 60	43.1	43.9	1.98
Other financial instruments	0 – 5	-	-	-

Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 18 - Fair Value Measurements). There were no assets classified as Level 3 assets during the years ended December 31, 2014 and 2013.

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

December 31, 2014, 2013 and 2012

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The Plan uses the Thomson Reuters Pricing Service to determine the fair value of equities excluding commingled pension trust funds, the pricing service of IDC Corporate USA to determine the fair value of fixed income securities excluding commingled pension trust funds and JP Morgan Chase Bank, N.A. to determine the fair value of commingled pension trust funds. The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following table (in thousands).

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2014
Cash equivalents:
Foreign currencies	$31	$-	$-	$31
Government issues	-	249	-	249
Short term investment funds	-	6,327	-	6,327

Total cash equivalents	31	6,576	-
Equity securities:
Common stock	14,732	-	-	14,732
Depository receipts	185	-	-	185
Commingled pension trust funds	-	10,802	-	10,802
Exchange traded funds	10,573	-	-	10,573
Preferred stock	140	-	-	140

Total equity securities	25,630	10,802	-	36,432
Fixed income securities:
Auto loan receivable	-	330	-	330
Collateralized mortgage obligations	-	682	-	682
Commingled pension trust funds	-	21,083	-	21,083
Corporate Bonds	-	2,971	-	2,971
FHLMC	-	73	-	73
FNMA	-	1,951	-	1,951
GNMA II	-	123	-	123
Government Issues	-	5,139	-	5,139
Other asset backed securities	-	160	-	160
Other securities	-	33	-	33

Total fixed income securities	-	32,545	-	32,545

Total Plan investments	$25,661	$49,923	$-	$75,584

At December 31, 2014, the portfolio was managed by two investment firms, with control of the portfolio split approximately 57% and 39% under the control of the investment managers with the remaining 4% under the direct control of the Plan. A portfolio concentration in two of the commingled pension trust funds and a short term investment fund of 13%, 9% and 8%, respectively, existed at December 31, 2014.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2013
Cash equivalents:
Foreign currencies	$92	$-	$-	$92
Government issues	-	937	-	937
Short term investment funds	-	2,498	-	2,498

Total cash equivalents	92	3,435	-	3,527
Equity securities:
Common stock	32,072	-	-	32,072
Depository receipts	309	96	-	405
Preferred stock	151	-	-	151
Real estate investment fund	94	-	-	94

Total equity securities	32,626	96	-	32,722
Fixed income securities:
Auto loan receivable	-	232	-	232
Collateralized mortgage obligations	-	7,079	-	7,079
Corporate Bonds	-	7,609	-	7,609
FHLMC	-	883	-	883
FNMA	-	3,044	-	3,044
GNMA I	-	215	-	215
GNMA II	-	96	-	96
Government Issues	-	8,984	-	8,984
Municipals	-	212	-	212

Total fixed income securities	-	28,354	-	28,354

Total Plan investments	$32,718	$31,885	$-	$64,603

At December 31, 2013 the portfolio was managed by two investment firms, with control of the portfolio split approximately 58% and 41% under the control of the investment managers with the remaining 1% under the direct control of the Plan. A portfolio concentration in the State Street Bank & Trust Co. Short Term Investment Fund of 5% existed at December 31, 2013.

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $124 thousand and $93 thousand as of December 31, 2014 and 2013, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2014, 2013 and 2012. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2014	2013
Defined benefit plan:
Net actuarial loss	$(17,747)	$(8,237)
Prior service cost	(52)	(72)

	(17,799)	(8,309)

Postretirement benefit plan:
Net actuarial loss	(186)	(163)
Prior service credit	372	440

	186	277

	(17,613)	(8,032)
Deferred tax benefit	6,977	3,182

Amounts included in accumulated other comprehensive loss	$(10,636)	$(4,850)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2014	2013
Defined benefit plan:
Net actuarial (loss) gain	$(9,669)	$11,847
Amortization of net loss	159	1,344
Amortization of prior service cost	20	21

	(9,490)	13,212

Postretirement benefit plan:
Net actuarial (loss) gain	(40)	13
Amortization of net loss	17	19
Amortization of prior service credit	(68)	(68)

	(91)	(36)

Total recognized in other comprehensive income	$(9,581)	$13,176

For the year ending December 31, 2015, the estimated net loss and prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $943 thousand and $47 thousand, respectively.

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. The Company matches a participant’s contributions up to 4.5% of compensation, calculated at 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company may also make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2014, 2013 or 2012. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.1 million in 2014 and 2013 and $1.0 million in 2012.

Supplemental Executive Retirement Plans

The Company has non-qualified Supplemental Executive Retirement Plans (“SERPs”) covering four former executives. The unfunded pension liability related to the SERPs was $2.2 million and $2.1 million at December 31, 2014 and 2013, respectively. SERP expense was $295 thousand, $95 thousand, and $1.3 million for 2014, 2013 and 2012, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(18.)	FAIR VALUE MEASUREMENTS

Determination of Fair Value – Assets Measured at Fair Value on a Recurring and Nonrecurring Basis

Valuation Hierarchy

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

—	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

—

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

—

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

(18.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$160,475	$-	$160,475
Mortgage-backed securities	-	461,788	-	461,788
Asset-backed securities	-	231	-	231

	$-	$622,494	$-	$622,494

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$755	$-	$755
Collateral dependent impaired loans	-	-	2,652	2,652
Other assets:
Loan servicing rights	-	-	1,359	1,359
Other real estate owned	-	-	194	194

	$-	$755	$4,205	$4,960

2013
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$134,452	$-	$134,452
Mortgage-backed securities	-	474,549	-	474,549
Asset-backed securities	-	399	-	399

	$-	$609,400	$-	$609,400

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$3,381	$-	$3,381
Collateral dependent impaired loans	-	-	9,227	9,227
Other assets:
Loan servicing rights	-	-	1,565	1,565
Other real estate owned	-	-	333	333

	$-	$3,381	$11,125	$14,506

There were no transfers between level 1 and 2 during the years ended December 31, 2014 and 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2014 and 2013.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$2,652	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 100% discount
		Discounted cash flow	Discount rate	4.5% (3)
			Risk premium rate	10.0% (3)

Loan servicing rights	$1,359	Discounted cash flow	Discount rate	5.1% (3)
			Constant prepayment rate	13.6% (3)

Other real estate owned	$194	Appraisal of collateral (1)	Appraisal adjustments (2)	9% - 41% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2014 and 2013.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31(in thousands):

	Level in Fair Value Measurement Hierarchy	2014		2013
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$58,151	$58,151	$59,692	$59,692
Securities available for sale	Level 2	622,494	622,494	609,400	609,400
Securities held to maturity	Level 2	294,438	298,695	249,785	250,657
Loans held for sale	Level 2	755	755	3,381	3,381
Loans	Level 2	1,881,713	1,887,959	1,797,656	1,802,407
Loans (1)	Level 3	2,652	2,652	9,227	9,227
Accrued interest receivable	Level 1	8,104	8,104	8,150	8,150
FHLB and FRB stock	Level 2	19,014	19,014	19,663	19,663

Financial liabilities:
Non-maturity deposits	Level 1	1,857,285	1,857,285	1,724,133	1,724,133
Time deposits	Level 2	593,242	593,793	595,923	596,928
Short-term borrowings	Level 1	334,804	334,804	337,042	337,042
Accrued interest payable	Level 1	3,862	3,862	3,407	3,407

(1)	Comprised of collateral dependent impaired loans.

(19.)	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition	December 31,
	2014	2013
Assets:
Cash and due from subsidiary	$9,559	$9,510
Investment in and receivables due from subsidiary	273,237	245,071
Other assets	3,433	3,463

Total assets	$286,229	$258,044

Liabilities and shareholders’ equity:
Other liabilities	$6,697	$3,205
Shareholders’ equity	279,532	254,839

Total liabilities and shareholders’ equity	$286,229	$258,044

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(19.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income	Years ended December 31,
	2014	2013	2012
Dividends from subsidiary and associated companies	$20,920	$15,000	$4,000
Management and service fees from subsidiary	417	368	517
Other income	74	71	24

Total income	21,411	15,439	4,541
Operating expenses	3,437	2,906	2,732

Income before income tax benefit and equity in undistributed earnings of subsidiary	17,974	12,533	1,809
Income tax benefit	1,120	1,020	991

Income before equity in undistributed earnings of subsidiary	19,094	13,553	2,800
Equity in undistributed earnings of subsidiary	10,261	11,977	20,649

Net income	$29,355	$25,530	$23,449

Condensed Statements of Cash Flows	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$29,355	$25,530	$23,449
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(10,261)	(11,977)	(20,649)
Depreciation and amortization	48	47	65
Share-based compensation	471	407	526
Decrease in other assets	5,661	166	805
(Decrease) increase in other liabilities	(5,717)	(17)	44

Net cash provided by operating activities	19,557	14,156	4,240
Cash flows from investing activities:
Net cash paid for acquisition	(7,995)	-	-
Cash flows from financing activities:
Purchase of preferred and common shares	(196)	(360)	(559)
Proceeds from stock options exercised	667	448	69
Dividends paid	(11,984)	(11,218)	(8,866)
Other	-	(118)	97

Net cash used in financing activities	(11,513)	(11,248)	(9,259)

Net increase (decrease) in cash and cash equivalents	49	2,908	(5,019)
Cash and cash equivalents as of beginning of year	9,510	6,602	11,621

Cash and cash equivalents as of end of the year	$9,559	$9,510	$6,602

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(20.)	SEGMENT REPORTING

The Company has two reportable operating segments, banking and insurance, which are delineated by the consolidated subsidiaries of Financial Institutions, Inc. The banking segment includes all of the Company’s retail and commercial banking operations. The insurance segment includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients. The Company operated as one business segment until the acquisition of SDN on August 1, 2014, at which time the new “Insurance” segment was created for financial reporting purposes. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	December 31, 2014
	Banking	Insurance	Holding Company and Other	Consolidated Totals
Goodwill	$48,536	$12,617	$-	$61,153
Other intangible assets, net	1,125	6,361	-	7,486
Total assets(1)	3,065,109	20,368	4,044	3,089,521

	Year ended December 31, 2014
	Banking	Insurance(1)	Holding Company and Other	Consolidated Totals
Net interest income	$93,774	$-	$-	$93,774
Provision for loan losses	(7,789)	-	-	(7,789)
Noninterest income	23,602	2,073	(325)	25,350
Noninterest expense	(67,857)	(1,877)	(2,621)	(72,355)

Income (loss) before income taxes	41,730	196	(2,946)	38,980
Income tax (expense) benefit	(10,735)	(9)	1,119	(9,625)

Net income (loss)	$30,995	$187	$(1,827)	$29,355

(1)	Reflects activity from SDN since August 1, 2014, the date of acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2014, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Board Meetings and Committees” in the 2015 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Code of Ethics” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2015 Proxy Statement under the headings “Compensation Discussion and Analysis”, “Executive Compensation Tables”, “Management Development and Compensation Committee Interlocks and Insider Participation” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2015 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2014, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	135,416	$19.25	514,847
Equity compensation plans not approved by shareholders	-	$-	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2015 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2015 Proxy Statement under the heading “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Amendment Number One to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1of the Form 8-K, dated July 28, 2006

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006

10.4	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement

10.5	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009

10.6	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.7	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009

10.8	Form of Restricted Stock Award Agreement Pursuant to the 2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013

10.9	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (Special, one-time Award)	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated January 19, 2010

10.10	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010

10.11	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.12	Form of 2012 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

Exhibit Number	Description	Location

10.13	Form of 2012 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.14 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

10.14	Form of 2013 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013

10.15	Form of 2013 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013

10.16	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 5, 2012

10.17	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 23, 2013

10.18	Executive Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 23, 2013

10.19	Executive Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 23, 2013

10.20	Executive Agreement between Financial Institutions, Inc. and Ronald Mitchell McLaughlin	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated July 5, 2012

10.21	Executive Agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated July 5, 2012

10.22	Separation and release agreement between Five Star Bank and George D. Hagi	Incorporated by reference to Exhibit 10.6 of the Form 8-K, dated July 5, 2012

10.23	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008

10.24	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010

10.25	Separation and release agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

10.26	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

*10.27	Assignment, Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Incorporated by reference to Exhibit 10.24 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

*10.28	Amendment No. 1 to Assignment, Purchase and Assumption Agreement, effective as of August 16, 2012, by and between Five Star Bank and First Niagara Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012

*10.29	Purchase and Assumption Agreement dated January 19, 2012 between First Niagara Bank, National Association and Five Star Bank	Incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

*10.30	Amendment No. 1 to Purchase and Assumption Agreement, effective as of June 21, 2012, by and between Five Star Bank and First Niagara Bank, National Association.	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated June 28, 2012

10.31	Executive Agreement between Financial Institutions, Inc. and Karl F. Krebs	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated July 5, 2012

Exhibit Number	Description	Location

10.32	Separation and release agreement between Financial Institutions, Inc. and Karl F. Krebs	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2013, dated November 5, 2013

10.33	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014

10.34	Separation and release agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2014, dated November 4, 2014

21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Except for these agreements, all of our other material agreements consist of Management contracts, Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 6, 2015	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 6, 2015
Martin K. Birmingham	(Principal Executive Officer)

/s/ Kevin B. Klotzbach	Executive Vice President and Chief Financial Officer	March 6, 2015
Kevin B. Klotzbach	(Principal Financial Officer)

/s/ Michael D. Grover	Senior Vice President and Chief Accounting Officer	March 6, 2015
Michael D. Grover	(Principal Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 6, 2015
Karl V. Anderson, Jr.

/s/ John E. Benjamin	Director	March 6, 2015
John E. Benjamin

/s/ Andrew W. Dorn, Jr.	Director	March 6, 2015
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 6, 2015
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 6, 2015
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 6, 2015
Susan R. Holliday

/s/ Erland E. Kailbourne	Director	March 6, 2015
Erland E. Kailbourne

/s/ Robert N. Latella	Director, Chairman	March 6, 2015
Robert N. Latella

/s/ James L. Robinson	Director	March 6, 2015
James L. Robinson

/s/ James H. Wyckoff	Director	March 6, 2015
James H. Wyckoff