Form 10-Q
period 2015-03-31
FINANCIAL INSTITUTIONS INC
filed 2015-05-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The registrant had 14,168,992 shares of Common Stock, $0.01 par value, outstanding as of April 27, 2015.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$135,972	$58,151
Securities available for sale, at fair value	639,275	622,494
Securities held to maturity, at amortized cost (fair value of $312,510 and $298,695, respectively)	306,255	294,438
Loans held for sale	656	755
Loans (net of allowance for loan losses of $27,191 and $27,637, respectively)	1,895,763	1,884,365
Company owned life insurance	61,478	61,004
Premises and equipment, net	36,335	36,394
Goodwill and other intangible assets, net	68,396	68,639
Other assets	52,947	63,281

Total assets	$3,197,077	$3,089,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$559,646	$571,260
Interest-bearing demand	611,104	490,190
Savings and money market	922,093	795,835
Certificates of deposit	611,852	593,242

Total deposits	2,704,695	2,450,527
Short-term borrowings	175,573	334,804
Other liabilities	30,120	24,658

Total liabilities	2,910,388	2,809,989

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,492 shares issued and outstanding	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized and 171,906 shares issued and outstanding	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,397,509 shares issued and outstanding	144	144
Additional paid-in capital	72,191	72,955
Retained earnings	206,935	203,312
Accumulated other comprehensive loss	(5,615)	(9,011)
Treasury stock, at cost – 230,717 and 279,461 shares, respectively	(4,306)	(5,208)

Total shareholders’ equity	286,689	279,532

Total liabilities and shareholders’ equity	$3,197,077	$3,089,521

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended
	March 31,
	2015	2014
Interest income:
Interest and fees on loans	$20,137	$20,267
Interest and dividends on investment securities	4,860	4,792

Total interest income	24,997	25,059

Interest expense:
Deposits	1,620	1,525
Short-term borrowings	230	259

Total interest expense	1,850	1,784

Net interest income	23,147	23,275
Provision for loan losses	2,741	2,106

Net interest income after provision for loan losses	20,406	21,169

Noninterest income:
Service charges on deposits	1,879	2,250
Insurance income	1,608	41
ATM and debit card	1,193	1,174
Investment advisory	487	562
Company owned life insurance	467	403
Investments in limited partnerships	474	626
Loan servicing	167	154
Net gain on sale of loans held for sale	69	105
Net gain on disposal of investment securities	1,062	313
Net gain (loss) on disposal of other assets	4	(35)
Other	887	764

Total noninterest income	8,297	6,357

Noninterest expense:
Salaries and employee benefits	10,223	9,256
Occupancy and equipment	3,699	3,235
Professional services	968	972
Computer and data processing	702	723
Supplies and postage	563	512
FDIC assessments	418	422
Advertising and promotions	239	179
Other	2,199	1,914

Total noninterest expense	19,011	17,213

Income before income taxes	9,692	10,313
Income tax expense	2,891	3,094

Net income	$6,801	$7,219

Preferred stock dividends	365	366

Net income available to common shareholders	$6,436	$6,853

Earnings per common share (Note 3):
Basic	$0.46	$0.50
Diluted	$0.46	$0.50
Cash dividends declared per common share	$0.20	$0.19
Weighted average common shares outstanding:
Basic	14,063	13,773
Diluted	14,113	13,824

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended
	March 31,
	2015	2014
Net income	$6,801	$7,219
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	3,261	3,744
Pension and post-retirement obligations	135	19

Total other comprehensive income, net of tax	3,396	3,763

Comprehensive income	$10,197	$10,982

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2015 and 2014

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2014	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	—	—	—	7,219	—	—	7,219
Other comprehensive income, net of tax	—	—	—	—	3,763	—	3,763
Purchases of common stock for treasury	—	—	—	—	—	(194)	(194)
Share-based compensation plans:
Share-based compensation	—	—	103	—	—	—	103
Stock options exercised	—	—	—	—	—	110	110
Restricted stock awards issued, net	—	—	(501)	—	—	501	—
Excess tax benefit on share-based compensation	—	—	6	—	—	—	6
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(365)	—	—	(365)
Common-$0.19 per share	—	—	—	(2,615)	—	—	(2,615)

Balance at March 31, 2014	$17,342	$142	$67,182	$190,375	$(6,424)	$(5,752)	$262,865

Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	—	—	—	6,801	—	—	6,801
Other comprehensive income, net of tax	—	—	—	—	3,396	—	3,396
Purchases of common stock for treasury	—	—	—	—	—	(41)	(41)
Share-based compensation plans:
Share-based compensation	—	—	103	—	—	—	103
Stock options exercised	—	—	3	—	—	69	72
Restricted stock awards issued, net	—	—	(874)	—	—	874	—
Excess tax benefit on share-based compensation	—	—	4	—	—	—	4
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.20 per share	—	—	—	(2,813)	—	—	(2,813)

Balance at March 31, 2015	$17,340	$144	$72,191	$206,935	$(5,615)	$(4,306)	$286,689

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,801	$7,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,326	1,013
Net amortization of premiums on securities	743	885
Provision for loan losses	2,741	2,106
Share-based compensation	103	103
Deferred income tax expense	582	275
Proceeds from sale of loans held for sale	3,366	4,804
Originations of loans held for sale	(3,198)	(3,071)
Increase in company owned life insurance	(467)	(403)
Net gain on sale of loans held for sale	(69)	(105)
Net gain on disposal of investment securities	(1,062)	(313)
Net (gain) loss on sale and disposal of other assets	(4)	35
Decrease in other assets	7,702	4,891
(Decrease) increase in other liabilities	(627)	3,111

Net cash provided by operating activities	17,937	20,550

Cash flows from investing activities:
Purchases of available for sale securities	(78,405)	(95,366)
Purchases of held to maturity securities	(11,024)	(5,735)
Proceeds from principal payments, maturities and calls on available for sale securities	38,073	16,617
Proceeds from principal payments, maturities and calls on held to maturity securities	5,048	4,398
Proceeds from sales of securities available for sale	29,508	19,470
Net loan originations	(14,190)	(16,155)
Purchases of company owned life insurance	(7)	(8)
Proceeds from sales of other assets	109	—
Purchases of premises and equipment	(1,024)	(1,071)

Net cash used in investing activities	(31,912)	(77,850)

Cash flows from financing activities:
Net increase in deposits	254,168	213,364
Net decrease in short-term borrowings	(159,231)	(140,296)
Purchase of common stock for treasury	(41)	(194)
Proceeds from stock options exercised	72	110
Excess tax benefit on share-based compensation, net	4	6
Cash dividends paid to common and preferred shareholders	(3,176)	(2,981)

Net cash provided by financing activities	91,796	70,009

Net increase in cash and cash equivalents	77,821	12,709
Cash and cash equivalents, beginning of period	58,151	59,692

Cash and cash equivalents, end of period	$135,972	$72,401

Supplemental information:
Cash paid for interest	$1,473	$1,659
Cash paid for income taxes	—	3,100
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	51	97
Accrued and declared unpaid dividends	3,178	2,981
Increase in net unsettled security purchases	6,222	2,797
Loans transferred from held for sale to held for investment	—	853

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

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued. Other than the closing of the Company’s $40.0 million subordinated note offering, as described in Note 14 – Subsequent Event, the Company did not have any material recognizable subsequent events.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company on January 1, 2017. In April 2015, the FASB proposed a one-year deferral of the revenue recognition standard’s effective date for all entities. The Company is evaluating the potential impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03 the Company will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. Retrospective adoption is required. The Company is evaluating the potential impact on the Company’s financial statements.

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

	Three months ended March 31,
	2015	2014
Net income available to common shareholders	$6,436	$6,853
Weighted average common shares outstanding:
Total shares issued	14,397	14,162
Unvested restricted stock awards	(74)	(64)
Treasury shares	(260)	(325)

Total basic weighted average common shares outstanding	14,063	13,773
Incremental shares from assumed:
Exercise of stock options	22	22
Vesting of restricted stock awards	28	29

Total diluted weighted average common shares outstanding	14,113	13,824
Basic earnings per common share	$0.46	$0.50

Diluted earnings per common share	$0.46	$0.50

There were approximately 14 thousand average shares subject to stock options which were excluded from the computation of diluted EPS for the three month periods ended March 31, 2014 because the effect would be antidilutive.

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$176,648	$2,324	$304	$178,668
Mortgage-backed securities:
Federal National Mortgage Association	187,368	3,067	437	189,998
Federal Home Loan Mortgage Corporation	25,892	769	8	26,653
Government National Mortgage Association	46,584	2,093	—	48,677
Collateralized mortgage obligations:
Federal National Mortgage Association	76,408	969	583	76,794
Federal Home Loan Mortgage Corporation	90,875	233	1,521	89,587
Government National Mortgage Association	26,965	545	12	27,498
Privately issued	—	1,169	—	1,169

Total collateralized mortgage obligations	194,248	2,916	2,116	195,048

Total mortgage-backed securities	454,092	8,845	2,561	460,376
Asset-backed securities	—	231	—	231

Total available for sale securities	$630,740	$11,400	$2,865	$639,275

Securities held to maturity:
State and political subdivisions	285,630	6,121	28	291,723
Mortgage-backed securities:
Federal National Mortgage Association	3,253	55	—	3,308
Government National Mortgage Association	17,372	125	18	17,479

Total mortgage-backed securities	20,625	180	18	20,787

Total held to maturity securities	$306,255	$6,301	$46	$312,510

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$160,334	$1,116	$975	$160,475
Mortgage-backed securities:
Federal National Mortgage Association	184,857	2,344	1,264	185,937
Federal Home Loan Mortgage Corporation	29,478	799	7	30,270
Government National Mortgage Association	48,800	2,022	—	50,822
Collateralized mortgage obligations:
Federal National Mortgage Association	76,247	489	944	75,792
Federal Home Loan Mortgage Corporation	89,623	199	2,585	87,237
Government National Mortgage Association	29,954	598	40	30,512
Privately issued	—	1,218	—	1,218

Total collateralized mortgage obligations	195,824	2,504	3,569	194,759

Total mortgage-backed securities	458,959	7,669	4,840	461,788
Asset-backed securities	—	231	—	231

Total available for sale securities	$619,293	$9,016	$5,815	$622,494

Securities held to maturity:
State and political subdivisions	277,273	4,231	120	281,384
Mortgage-backed securities:
Federal National Mortgage Association	3,279	24	—	3,303
Government National Mortgage Association	13,886	122	—	14,008

Total mortgage-backed securities	17,165	146	—	17,311

Total held to maturity securities	$294,438	$4,377	$120	$298,695

Investment securities with a total fair value of $849.3 million at March 31, 2015 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Proceeds from sales	$29,508	$19,470
Gross realized gains	1,073	313
Gross realized losses	11	—

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2015 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$21	$22
Due from one to five years	153,578	154,145
Due after five years through ten years	244,623	250,793
Due after ten years	232,518	234,315

	$630,740	$639,275

Debt securities held to maturity:
Due in one year or less	$23,341	$23,408
Due from one to five years	139,825	142,298
Due after five years through ten years	123,914	127,467
Due after ten years	19,175	19,337

	$306,255	$312,510

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$15,444	$42	$25,092	$262	$40,536	$304
Mortgage-backed securities:
Federal National Mortgage Association	23,349	107	34,822	330	58,171	437
Federal Home Loan Mortgage Corporation	1,710	8	—	—	1,710	8
Collateralized mortgage obligations:
Federal National Mortgage Association	4,872	22	21,119	561	25,991	583
Federal Home Loan Mortgage Corporation	8,535	13	65,623	1,508	74,158	1,521
Government National Mortgage Association	—	—	2,431	12	2,431	12

Total collateralized mortgage obligations	13,407	35	89,173	2,081	102,580	2,116

Total mortgage-backed securities	38,466	150	123,995	2,411	162,461	2,561

Total available for sale securities	53,910	192	149,087	2,673	202,997	2,865

Securities held to maturity:
State and political subdivisions	5,484	28	—	—	5,484	28
Mortgage-backed securities:
Government National Mortgage Association	2,186	18	—	—	2,186	18

Total held to maturity securities	7,670	46	—	—	7,670	46

Total temporarily impaired securities	$61,580	$238	$149,087	$2,673	$210,667	$2,911

December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$34,995	$77	$41,070	$898	$76,065	$975
Mortgage-backed securities:
Federal National Mortgage Association	2,242	8	62,592	1,256	64,834	1,264
Federal Home Loan Mortgage Corporation	3,387	7	—	—	3,387	7
Collateralized mortgage obligations:
Federal National Mortgage Association	11,228	24	25,644	920	36,872	944
Federal Home Loan Mortgage Corporation	—	—	76,126	2,585	76,126	2,585
Government National Mortgage Association	—	—	2,510	40	2,510	40

Total collateralized mortgage obligations	11,228	24	104,280	3,545	115,508	3,569

Total mortgage-backed securities	16,857	39	166,872	4,801	183,729	4,840

Total available for sale securities	51,852	116	207,942	5,699	259,794	5,815
Securities held to maturity:
State and political subdivisions	18,036	120	—	—	18,036	120

Total temporarily impaired securities	$69,888	$236	$207,942	$5,699	$277,830	$5,935

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2015 was 74 compared to 122 at December 31, 2014. At March 31, 2015, the Company had positions in 33 investment securities with a fair value of $149.1 million and a total unrealized loss of $2.7 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 41 securities positions in the Company’s investment portfolio, with a fair value of $61.6 million and a total unrealized loss of $238 thousand at March 31, 2015, that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2014, the Company had positions in 51 investment securities with a fair value of $207.9 million and a total unrealized loss of $5.7 million that have been in a continuous unrealized loss position for more than 12 months. There were a total of 71 securities positions in the Company’s investment portfolio, with a fair value of $69.9 million and a total unrealized loss of $236 thousand at December 31, 2014, that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the three months ended March 31, 2015 and 2014.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2015, the debt securities with unrealized losses were not considered to be OTTI. As of March 31, 2015, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2015, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan Costs (Fees)	Loans, Net
March 31, 2015
Commercial business	$277,427	$37	$277,464
Commercial mortgage	480,479	(1,253)	479,226
Residential mortgage	97,850	(133)	97,717
Home equity	380,070	6,891	386,961
Consumer indirect	637,380	24,833	662,213
Other consumer	19,184	189	19,373

Total	$1,892,390	$30,564	1,922,954

Allowance for loan losses			(27,191)

Total loans, net			$1,895,763

December 31, 2014
Commercial business	$267,377	$32	$267,409
Commercial mortgage	476,407	(1,315)	475,092
Residential mortgage	100,241	(140)	100,101
Home equity	379,774	6,841	386,615
Consumer indirect	636,357	25,316	661,673
Other consumer	20,915	197	21,112

Total	$1,881,071	$30,931	1,912,002

Allowance for loan losses			(27,637)

Total loans, net			$1,884,365

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $656 thousand and $755 thousand as of March 31, 2015 and December 31, 2014, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2015
Commercial business	$801	$—	$—	$801	$4,587	$272,039	$277,427
Commercial mortgage	56	28	—	84	3,411	476,984	480,479
Residential mortgage	314	—	—	314	1,361	96,175	97,850
Home equity	577	100	—	677	672	378,721	380,070
Consumer indirect	1,164	161	—	1,325	994	635,061	637,380
Other consumer	73	26	8	107	39	19,038	19,184

Total loans, gross	$2,985	$315	$8	$3,308	$11,064	$1,878,018	$1,892,390

December 31, 2014
Commercial business	$28	$—	$—	$28	$4,288	$263,061	$267,377
Commercial mortgage	83	—	—	83	3,020	473,304	476,407
Residential mortgage	321	—	—	321	1,194	98,726	100,241
Home equity	799	67	—	866	463	378,445	379,774
Consumer indirect	2,429	402	—	2,831	1,169	632,357	636,357
Other consumer	148	48	8	204	11	20,700	20,915

Total loans, gross	$3,808	$517	$8	$4,333	$10,145	$1,866,593	$1,881,071

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2015 and December 31, 2014. There were $8 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2015 and December 31, 2014. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Troubled Debt Restructurings

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. Commercial loans modified in a TDR may involve temporary interest-only payments, term extensions, reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, requesting additional collateral, forgiveness of principal, releasing collateral for consideration, or substituting or adding a new borrower or guarantor.

The following table presents information related to loans modified in a TDR during the quarterly periods indicated (dollars in thousands).

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2015
Commercial business	—	$—	$—
Commercial mortgage	1	682	330

Total	1	$682	$330

March 31, 2014
Commercial business	—	$—	$—
Commercial mortgage	—	—	—

Total	—	$—	$—

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loan identified as a TDR by the Company during the three month period ended March 31, 2015 was previously on nonaccrual status and reported as an impaired loan prior to restructuring. The modification primarily related to forgiveness of principal. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2015 or 2014. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
With no related allowance recorded:
Commercial business	$1,461	$2,920	$—	$1,384	$—
Commercial mortgage	1,209	1,909	—	880	—

	2,670	4,829	—	2,264	—
With an allowance recorded:
Commercial business	3,126	3,126	1,120	2,934	—
Commercial mortgage	2,202	2,202	817	2,214	—

	5,328	5,328	1,937	5,148	—

	$7,998	$10,157	$1,937	$7,412	$—

December 31, 2014
With no related allowance recorded:
Commercial business	$1,408	$1,741	$—	$1,431	$—
Commercial mortgage	781	920	—	1,014	—

	2,189	2,661	—	2,445	—
With an allowance recorded:
Commercial business	2,880	2,880	1,556	1,998	—
Commercial mortgage	2,239	2,239	911	1,560	—

	5,119	5,119	2,467	3,558	—

	$7,308	$7,780	$2,467	$6,003	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2015
Uncriticized	$261,447	$465,383
Special mention	5,226	5,598
Substandard	10,754	9,498
Doubtful	—	—

Total	$277,427	$480,479

December 31, 2014
Uncriticized	$250,961	$460,880
Special mention	5,530	5,411
Substandard	10,886	10,116
Doubtful	—	—

Total	$267,377	$476,407

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
March 31, 2015
Performing	$96,489	$379,398	$636,386	$19,137
Non-performing	1,361	672	994	47

Total	$97,850	$380,070	$637,380	$19,184

December 31, 2014
Performing	$99,047	$379,311	$635,188	$20,896
Non-performing	1,194	463	1,169	19

Total	$100,241	$379,774	$636,357	$20,915

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the three month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
March 31, 2015
Allowance for loan losses:
Beginning balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637
Charge-offs	1,141	609	55	84	2,422	259	4,570
Recoveries	48	89	33	10	1,105	98	1,383
Provision	867	554	10	19	1,139	152	2,741

Ending balance	$5,395	$8,156	$558	$1,430	$11,205	$447	$27,191

Evaluated for impairment:
Individually	$1,120	$817	$—	$—	$—	$—	$1,937

Collectively	$4,275	$7,339	$558	$1,430	$11,205	$447	$25,254

Loans:
Ending balance	$277,427	$480,479	$97,850	$380,070	$637,380	$19,184	$1,892,390

Evaluated for impairment:
Individually	$4,587	$3,411	$—	$—	$—	$—	$7,998

Collectively	$272,840	$477,068	$97,850	$380,070	$637,380	$19,184	$1,884,392

March 31, 2014
Allowance for loan losses:
Beginning balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736
Charge-offs	68	—	78	106	2,455	269	2,976
Recoveries	29	7	21	11	1,105	113	1,286
Provision	455	230	53	99	1,104	165	2,106

Ending balance	$4,689	$7,980	$672	$1,371	$11,984	$456	$27,152

Evaluated for impairment:
Individually	$397	$926	$—	$—	$—	$—	$1,323

Collectively	$4,292	$7,054	$672	$1,371	$11,984	$456	$25,829

Loans:
Ending balance	$268,308	$469,725	$110,290	$326,744	$620,916	$21,488	$1,817,471

Evaluated for impairment:
Individually	$3,706	$9,545	$—	$—	$—	$—	$13,251

Collectively	$264,602	$460,180	$110,290	$326,744	$620,916	$21,488	$1,804,220

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

Commercial mortgage loans generally have larger balances and involve a greater degree of risk than residential mortgage loans, potentially resulting in higher losses on an individual customer basis. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral securing the loan. Economic events or conditions in the real estate market could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

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

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $61.2 million as of March 31, 2015 and December 31, 2014. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships acquired in connection with the Company’s insurance agency acquisition). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Other intangibles assets:
Gross carrying amount	$8,682	$8,682
Accumulated amortization	(1,439)	(1,196)

Net book value	$7,243	$7,486

Amortization expense for total other intangible assets was $243 thousand and $89 thousand for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the estimated amortization expense of other intangible assets for the remainder of 2015 and each of the next five years is as follows (in thousands):

2015 (remainder of year)	$699
2016	864
2017	778
2018	689
2019	611
2020	533

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three month periods ended March 31, 2015 and 2014:

	Outstanding	Treasury	Issued
March 31, 2015
Shares outstanding at December 31, 2014	14,118,048	279,461	14,397,509
Restricted stock awards issued	49,084	(49,084)	—
Restricted stock awards forfeited	(2,271)	2,271	—
Stock options exercised	3,722	(3,722)	—
Treasury stock purchases	(1,791)	1,791	—

Shares outstanding at March 31, 2015	14,166,792	230,717	14,397,509

March 31, 2014
Shares outstanding at December 31, 2013	13,829,355	332,242	14,161,597
Restricted stock awards issued	33,842	(33,842)	—
Restricted stock awards forfeited	(7,037)	7,037	—
Stock options exercised	5,925	(5,925)	—
Treasury stock purchases	(9,102)	9,102	—

Shares outstanding at March 31, 2014	13,852,983	308,614	14,161,597

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive income for the three month periods ended March 31, 2015 and 2014 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,396	$2,436	$3,960
Reclassification adjustment for net gains included in net income (1)	(1,139)	(440)	(699)

Total securities available for sale and transferred securities	5,257	1,996	3,261
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	236	94	142

Total pension and post-retirement obligations	224	89	135

Other comprehensive income	$5,481	$2,085	$3,396

March 31, 2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,650	$2,634	$4,016
Reclassification adjustment for net gains included in net income (1)	(450)	(178)	(272)

Total securities available for sale and transferred securities	6,200	2,456	3,744
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	44	18	26

Total pension and post-retirement obligations	32	13	19

Other comprehensive income	$6,232	$2,469	$3,763

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive loss, net of tax, for the three month periods ended March 31, 2015 and 2014 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
March 31, 2015
Balance at beginning of year	$1,625	$(10,636)	$(9,011)
Other comprehensive income before reclassifications	3,960	—	3,960
Amounts reclassified from accumulated other comprehensive loss	(699)	135	(564)

Net current period other comprehensive income	3,261	135	3,396

Balance at end of period	$4,886	$(10,501)	$(5,615)

March 31, 2014
Balance at beginning of year	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income before reclassifications	4,016	—	4,016
Amounts reclassified from accumulated other comprehensive loss	(272)	19	(253)

Net current period other comprehensive income	3,744	19	3,763

Balance at end of period	$(1,593)	$(4,831)	$(6,424)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended March 31, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended
	March 31,
	2015	2014
Realized gain on sale of investment securities	$1,062	$313	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	77	137	Interest income

	1,139	450	Total before tax
	(440)	(178)	Income tax expense

	699	272	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	12	12	Salaries and employee benefits
Net actuarial losses (1)	(236)	(44)	Salaries and employee benefits

	(224)	(32)	Total before tax
	89	13	Income tax benefit

	(135)	(19)	Net of tax

Total reclassified for the period	$564	$253

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

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

The Company awarded grants of 36,384 shares of restricted common stock to certain members of management during the three months ended March 31, 2015. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2015. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2017. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 25, 2018 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of the award granted during the three month period ended March 31, 2015 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.92%, (iii) expected dividend yield of 3.53% and (iv) expected stock price volatility over the expected term of the TSR award of 26.8%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of our common stock on the date of grant.

The Company granted 12,700 additional shares of restricted common stock to management during the three months ended March 31, 2015. These shares will vest after completion of a three-year service requirement. The average market price of the restricted stock awards on the date of grant was $22.79.

The restricted stock awards granted to management in 2015 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the three month period ended March 31, 2015:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	59,113	$17.24
Granted	49,084	16.43
Vested	(6,578)	17.42
Forfeited	(2,271)	21.19

Outstanding at end of period	99,348	$16.74

As of March 31, 2015, there was $1.1 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.5 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2015 or 2014. The following is a summary of stock option activity for the three months ended March 31, 2015 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	135,416	$19.25
Exercised	(3,722)	19.49
Expired	(8,645)	21.02

Outstanding and exercisable at end of period	123,049	$19.12	1.8	$469

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2015 and 2014 was $13 thousand and $25 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the three months ended March 31, 2015 and 2014 was $72 thousand and $110 thousand, respectively.

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

	Three months ended
	March 31,
	2015	2014
Salaries and employee benefits	$78	$81
Other noninterest expense	25	22

Total share-based compensation expense	$103	$103

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Service cost	$581	$479
Interest cost on projected benefit obligation	583	574
Expected return on plan assets	(1,205)	(1,029)
Amortization of prior service credit	(12)	(12)
Amortization of net actuarial losses	236	44

Net periodic pension expense	$183	$56

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of income. The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2015 fiscal year.

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit	$503,349	$450,343
Standby letters of credit	10,665	8,578

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment by the customer of a termination fee. Commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.1 million and $1.2 million at March 31, 2015 and December 31, 2014, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2015
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$178,668	$—	$178,668
Mortgage-backed securities	—	460,376	—	460,376
Asset-backed securities	—	231	—	231

	$—	$639,275	$—	$639,275

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$656	$—	$656
Collateral dependent impaired loans	—	—	3,391	3,391
Other assets:
Loan servicing rights	—	—	1,325	1,325
Other real estate owned	—	—	139	139

	$—	$656	$4,855	$5,511

December 31, 2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$160,475	$—	$160,475
Mortgage-backed securities	—	461,788	—	461,788
Asset-backed securities	—	231	—	231

	$—	$622,494	$—	$622,494

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$755	$—	$755
Collateral dependent impaired loans	—	—	2,652	2,652
Other assets:
Loan servicing rights	—	—	1,359	1,359
Other real estate owned	—	—	194	194

	$—	$755	$4,205	$4,960

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2015 and 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2015 and 2014.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$3,391	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 100% discount
		Discounted cash flow	Discount rate	4.4%(3)
			Risk premium rate	10.0%(3)
Loan servicing rights	1,325	Discounted cash flow	Discount rate	4.8%(3)
			Constant prepayment rate	15.6%(3)
Other real estate owned	139	Appraisal of collateral (1)	Appraisal adjustments (2)	19% - 43% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2015.

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

	Level in	March 31, 2015		December 31, 2014
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$135,972	$135,972	$58,151	$58,151
Securities available for sale	Level 2	639,275	639,275	622,494	622,494
Securities held to maturity	Level 2	306,255	312,510	294,438	298,695
Loans held for sale	Level 2	656	656	755	755
Loans	Level 2	1,892,372	1,904,498	1,881,713	1,887,959
Loans (1)	Level 3	3,391	3,391	2,652	2,652
Accrued interest receivable	Level 1	9,114	9,114	8,104	8,104
FHLB and FRB stock	Level 2	12,129	12,129	19,014	19,014
Financial liabilities:
Non-maturity deposits	Level 1	2,092,843	2,092,843	1,857,285	1,857,285
Time deposits	Level 2	611,852	613,245	593,242	593,793
Short-term borrowings	Level 1	175,573	175,573	334,804	334,804
Accrued interest payable	Level 1	4,240	4,240	3,862	3,862

(1)	Comprised of collateral dependent impaired loans.

(13.) SEGMENT REPORTING

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

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Insurance	Holding Company and Other	Consolidated Totals
March 31, 2015
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	1,047	6,196	—	7,243
Total assets (1)	3,176,432	20,677	(32)	3,197,077
December 31, 2014
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	1,125	6,361	—	7,486
Total assets	3,065,109	20,368	4,044	3,089,521

(1)	The negative balance for total assets in the “Holding Company and Other” column results from the elimination of holding company cash held in deposit accounts at the Bank and other reclassifications.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) SEGMENT REPORTING (Continued)

	Three months ended March 31, 2015
	Banking	Insurance	Holding Company and Other	Consolidated Totals
Net interest income	$23,147	$—	$—	$23,147
Provision for loan losses	(2,741)	—	—	(2,741)
Noninterest income	6,831	1,593	(127)	8,297
Noninterest expense	(17,279)	(1,187)	(545)	(19,011)

Income (loss) before income taxes	9,958	406	(672)	9,692
Income tax (expense) benefit	(2,949)	(159)	217	(2,891)

Net income (loss)	$7,009	$247	$(455)	$6,801

(14.) SUBSEQUENT EVENT

On April 15, 2015, the Company issued $40.0 million in aggregate principal amount of 6.0% fixed to floating rate subordinated notes due 2030 (the “Notes”) to certain accredited investors. The Notes will bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years and, from April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The notes qualify as Tier 2 capital for regulatory purposes. The net proceeds from this offering are intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions.

In connection with the Notes offering, the Company obtained ratings from Kroll Bond Rating Agency (“Kroll”). Kroll assigned investment grade ratings of BBB and BBB- for the Company’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of BBB+ for the Bank.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this document that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•	statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. and our subsidiaries; and

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this document and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

•	greater credit losses than anticipated;

•	changes in our tax strategies and the value of our deferred tax assets;

•	limited geographic concentration;

•	failure to obtain accurate and complete information about or from customers and counterparties;

•	insurance industry risks on our insurance brokerage subsidiary;

•	environmental liability risk associated with our lending activities;

•	changes in the quality or composition of our loan or investment portfolios;

•	risks through our indirect lending;

•	changes in banking laws, regulations and regulatory practices;

•	new or changing tax and accounting rules and interpretations;

•	legal and regulatory proceedings and related matters;

•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;

•	technological changes;

•	failure of other companies to provide key components of our business infrastructure;

•	incorrect modeling assumptions for business planning purposes;

•	the failure to attract and retain skilled people;

•	interest rate risk, changes in interest rate risk and changes in real estate values;

•	conditions in the financial markets and economic conditions generally;

•	the fiscal and monetary policies of the federal government and its agencies;

•	goodwill impairment;

•	competition in our market area; and

•	severe weather, natural disasters, acts of war or terrorism, and other external events.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A, Risk Factors in the Form 10-K for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

Financial Institutions, Inc. (the “Parent”) is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. We offer a broad array of deposit, lending and other financial services to individuals, municipalities and businesses primarily in Western and Central New York through our wholly-owned New York chartered banking subsidiary, Five Star Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern Pennsylvania. We also offer insurance services through our wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency which we acquired during the third quarter of 2014. References in this report to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity and references to “the Bank” mean Five Star Bank.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of individuals, municipalities and businesses of the local communities surrounding our primary service areas. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily small to medium-sized businesses, individuals and community organizations, which prefer to build banking and insurance relationships with a community bank that combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan and insurance products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy—the growth of a diversified and high-quality loan portfolio.

EXECUTIVE OVERVIEW

Summary of 2015 First Quarter Results

Net income decreased $418 thousand or 6% to $6.8 million for the first quarter of 2015 compared to $7.2 million for the first quarter of 2014. Net income available to common shareholders for the first quarter of 2015 was $6.4 million, or $0.46 per diluted share, compared with $6.9 million, or $0.50 per diluted share, for the first quarter of last year. Return on average equity was 9.68% and return on average assets was 0.89% for the first quarter of 2015 compared to 11.19% and 0.99%, respectively, for the first quarter of 2014.

Net interest income totaled $23.1 million in the first quarter 2015, down from $23.3 million in the first quarter 2014. Average earning assets were up $69.1 million, led by a $65.9 million increase in loans in the first quarter of 2015 compared to the same quarter in 2014. The growth in earning assets was offset by a lower net interest margin. First quarter 2015 net interest margin was 3.43%, a decrease of 9 basis points from 3.52% reported in the first quarter of 2014.

The provision for loans losses was $2.7 million in the first quarter of 2015 compared to $2.1 million in the first quarter of 2014. Net charge-offs during the recent quarter were $3.2 million, up from $1.7 million in the first quarter of 2014. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.68% during the first three months of 2015 compared with 0.37% in the first quarter of 2014. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $8.3 million in the first quarter of 2015, compared to $6.4 million in the first quarter of 2014. Included in these totals are net gains realized from the sale of investment securities totaling $1.1 million for the first quarter of 2015 and $313 thousand for the first quarter of 2014. Exclusive of those gains, noninterest income was $7.2 million in the first quarter of 2015 and $6.0 million in the first quarter of 2014. The higher noninterest income in the first quarter 2015 compared to the first quarter 2014 is primarily a result of a $1.6 million increase in insurance income, reflecting the contributions from SDN.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense in the first quarter of 2015 totaled $19.0 million compared with $17.2 million in the first quarter of 2014. The increase in noninterest expense was largely due to expense attributable to SDN, which we did not own in the fist quarter of 2014, and the hiring of additional personnel associated with our expansion initiatives.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 9.66%, and 11.69%, respectively, for the first quarter of 2015. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules, which became effective January 1, 2015.

Issuance of Subordinated Notes

On April 15, 2015, after conclusion of our first fiscal quarter in 2015, the Parent company issued $40.0 million in aggregate principal amount of 6.0% fixed to floating rate subordinated notes due 2030 (the “Notes”) to certain accredited investors. The Notes will bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years and, from April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The notes qualify as Tier 2 capital for regulatory purposes. The net proceeds from this offering are intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions. The Parent company contributed $34.0 million of net proceeds from this offering to the Bank as additional paid-in capital to support general corporate purposes.

In connection with the Notes offering, we obtained ratings from Kroll Bond Rating Agency (“Kroll”). Kroll assigned investment grade ratings of BBB and BBB- for the Parent’s senior unsecured debt and subordinated debt, respectively, and a senior deposit rating of BBB+ for the Bank.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2015	2014
Interest income per consolidated statements of income	$24,997	$25,059
Adjustment to fully taxable equivalent basis	752	695

Interest income adjusted to a fully taxable equivalent basis	25,749	25,754
Interest expense per consolidated statements of income	1,850	1,784

Net interest income on a taxable equivalent basis	$23,899	$23,970

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Net Interest Income for the Three Month Periods ended March 31, 2015 and 2014

Net interest income on a taxable equivalent basis for the three months ended March 31, 2015, was $23.9 million, a decrease of $71 thousand versus the comparable quarter last year. The average volume of interest-earning assets for the first quarter of 2015 increased $69.1 million or 3% compared to the first quarter of 2014. The increase in earning assets was primarily due to a $65.9 million increase in average loans and a $3.4 million increase in average investment securities.

The net interest margin for the first quarter of 2015 was 3.43%, 9 basis points lower than 3.52% for the same period in 2014. This comparable period decrease was a function of a 10 basis point decrease in interest rate spread, which resulted from a corresponding decrease in the yield on earning assets.

For the first quarter of 2015 the yield on average earning assets of 3.69% was 10 basis points lower than the first quarter of 2014. Loan yields decreased 18 basis points to 4.27%. Commercial business and consumer indirect loans in particular, down 28 and 22 basis points, respectively, experienced lower yields because of competitive pricing pressures in a low interest rate environment. The yield on investment securities increased 4 basis points to 2.47%. Overall, earning asset rate changes reduced interest income by $670 thousand during the first quarter of 2015, which was mostly offset by a favorable volume variance of $665 thousand.

The cost of average interest-bearing liabilities was 0.33% for first quarter of 2015, unchanged from the same quarter of 2014. The cost of short-term funding decreased one basis point to 0.37% for the first quarter of 2015. Overall, interest-bearing liability rate and volume changes resulted in $66 thousand of higher interest expense.

Average interest-earning assets were $2.82 billion for first quarter of 2015, an increase of $69.1 million or 3% from the comparable quarter last year. The average volume of loans increased $65.9 million or 4% in the first quarter of 2015 compared to the same quarter in 2014. Loans represented 67.8% of average interest-earning assets during first quarter of 2015 compared to 67.1% during the first quarter of 2014. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.27% for the first quarter of 2015, a decrease of 18 basis points compared to 4.45% for the first quarter of 2014. The yield on average loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2015 compared to 2014.

Average interest-bearing liabilities of $2.24 billion in the first quarter of 2015 were $79.2 million or 4% higher than the first quarter of 2014. Average deposits increased $142.0 million or 6% in the first quarter of 2015, compared to the same quarter in 2014. Average interest-bearing deposits increased $101.8 million in the first quarter of 2015 period compared to first quarter 2014, while average non-interest-bearing deposits increased $40.2 million in the first quarter of 2015 compared to first quarter 2014. The ratio of average interest-bearing deposits to total average deposits was 77.9% in the 2015 quarter compared to 78.3% in the 2014 quarter. The cost of average interest-bearing deposits was 0.33% for first quarter of 2015, unchanged from the same quarter of 2014. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to the low interest rate environment. Additionally, the relative proportion of higher-cost certificates of deposit to total average interest-bearing deposits decreased to 30.2% in the first quarter of 2015 from 32.7% in same quarter in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$124	—	0.19%	$316	$—	0.08%
Investment securities (1):
Taxable	630,633	3,463	2.20	654,513	3,501	2.14
Tax-exempt (2)	277,238	2,149	3.10	249,924	1,986	3.18

Total investment securities	907,871	5,612	2.47	904,437	5,487	2.43
Loans:
Commercial business	264,814	2,724	4.17	265,137	2,911	4.45
Commercial mortgage	478,705	5,551	4.70	472,733	5,506	4.72
Residential mortgage	99,264	1,174	4.73	113,390	1,373	4.85
Home equity	386,046	3,712	3.90	328,833	3,283	4.05
Consumer indirect	661,727	6,426	3.94	642,241	6,584	4.16
Other consumer	19,736	550	11.30	22,062	610	11.22

Total loans	1,910,292	20,137	4.27	1,844,396	20,267	4.45

Total interest-earning assets	2,818,287	25,749	3.69	2,749,149	25,754	3.79

Allowance for loan losses	(27,884)			(26,750)
Other noninterest-earning assets	325,113			243,001

Total assets	$3,115,516			$2,965,400

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$551,503	156	0.11%	$511,073	$160	0.13%
Savings and money market	839,218	217	0.10	761,799	235	0.13
Certificates of deposit	602,115	1,247	0.84	618,126	1,130	0.74

Total interest-bearing deposits	1,992,836	1,620	0.33	1,890,998	1,525	0.33
Short-term borrowings	251,768	230	0.37	274,414	259	0.38

Total interest-bearing liabilities	2,244,604	1,850	0.33	2,165,412	1,784	0.33

Noninterest-bearing demand deposits	564,500			524,346
Other noninterest-bearing liabilities	21,453			14,019
Shareholders’ equity	284,959			261,623

Total liabilities and shareholders’ equity	$3,115,516			$2,965,400

Net interest income (tax-equivalent)		23,899			$23,970

Interest rate spread			3.36%			3.46%

Net earning assets	$573,683			$583,737

Net interest margin (tax-equivalent)			3.43%			3.52%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.56%			126.96%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2015 vs. 2014
	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—
Investment securities:
Taxable	(130)	92	(38)
Tax-exempt	213	(50)	163

Total investment securities	83	42	125
Loans:
Commercial business	(4)	(183)	(187)
Commercial mortgage	69	(24)	45
Residential mortgage	(168)	(31)	(199)
Home equity	554	(125)	429
Consumer indirect	196	(354)	(158)
Other consumer	(65)	5	(60)

Total loans	582	(712)	(130)

Total interest income	665	(670)	(5)

Interest expense:
Deposits:
Interest-bearing demand	12	(16)	(4)
Savings and money market	22	(40)	(18)
Certificates of deposit	(30)	147	117

Total interest-bearing deposits	4	91	95
Short-term borrowings	(21)	(8)	(29)

Total interest expense	(17)	83	66

Net interest income	$682	$(753)	$(71)

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2015 was $2.7 million, compared to $2.1 million for the same period in 2014. The downgrade of one $2.6 million commercial credit relationship during the first quarter of 2015 resulted in an approximately $800 thousand increase in our provision for loan losses.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Service charges on deposits	$1,879	$2,250
Insurance income	1,608	41
ATM and debit card	1,193	1,174
Investment advisory	487	562
Company owned life insurance	467	403
Investments in limited partnerships	474	626
Loan servicing	167	154
Net gain on sale of loans held for sale	69	105
Net gain on disposal of investment securities	1,062	313
Net gain (loss) on disposal of other assets	4	(35)
Other	887	764

Total noninterest income	$8,297	$6,357

Service charges on deposit accounts for the three months ended March 31, 2015 decreased $371 thousand compared to the same period in 2014. The decrease was primarily due to a decrease in the amount of checking account overdraft activity.

Insurance income was $1.6 million for the first quarter of 2015 compared to $41 thousand for the first quarter of 2014, reflecting the contributions from SDN, which was acquired during the third quarter 2014 as part of the Company’s strategy to diversify its business lines and increase noninterest income through additional fee-based services.

Investment advisory income decreased $75 thousand or 13% for the first quarter of 2015 compared to 2014. Investment advisory income fluctuates mainly due to sales volume, which decreased during the first quarter of 2015.

Company owned life insurance increased by $64 thousand or 16% in the first quarter of 2015 compared to the same period in 2014. This increase was primarily due to new policies purchased during the third and fourth quarters of 2014.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $474 thousand and $626 thousand for the three months ended March 31, 2015 and 2014, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the first quarter of 2015 we recognized net gains on investment securities totaling $1.1 million from the sale of six agency securities and nine mortgage backed securities. The gains realized during the first quarter of 2014 resulted from the sale of five agency securities and one mortgage backed security. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $123 thousand or 16% for the first quarter of 2015 compared to 2014. Merchant services income, online payment fees and credit card correspondent income comprised the majority of the increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended
	March 31,
	2015	2014
Salaries and employee benefits	$10,223	$9,256
Occupancy and equipment	3,699	3,235
Professional services	968	972
Computer and data processing	702	723
Supplies and postage	563	512
FDIC assessments	418	422
Advertising and promotions	239	179
Other	2,199	1,914

Total noninterest expense	$19,011	$17,213

Salaries and employee benefits expense increased by $967 thousand or 10% in the first quarter of 2015 compared to the same period in 2014. An increase of $1.0 million in salaries expense reflects the SDN acquisition and the hiring of additional personnel associated with our expansion initiatives. A decrease of $80 thousand in employee benefits was primarily due to lower medical expenses, partially offset by higher expense related to our defined benefit retirement plan. We typically experience lower medical claims in the first quarter each year under the Company’s self-insured plan as more employees have converted to high-deductible heath plans. We recognized a combined net periodic pension and post-retirement expense of $183 thousand during the first quarter of 2015 compared to $56 thousand during the same period in 2014.

Occupancy and equipment expense increased by $464 thousand or 14% when comparing the first quarter of 2015 to the same period in 2014. The increase was primarily related to higher contractual service expenses and incremental expenses from the SDN facility.

Other noninterest expense was $2.2 million in the first quarter of 2015 compared to $1.9 million in the first quarter of 2014. Other noninterest expense for the first quarter 2015 included an increase of $153 thousand in intangible asset amortization attributable to the SDN acquisition.

Our efficiency ratio for the first quarter of 2015 was 60.27% compared with 56.96% for the first quarter of 2014. The higher efficiency ratio is a result of higher noninterest expense. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

Income Taxes

For the three months ended March 31, 2015, we recorded income tax expense of $2.9 million, versus $3.1 million a year ago. The effective tax rates for the first quarters of 2015 and 2014 were 29.8% and 30.0%, respectively. The decrease in income tax expense was primarily due to lower pre-tax income. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate reflects the New York State tax savings generated by our real estate investment trust, which commenced operations during February 2014.

In March 2014, the New York legislature approved changes in the state tax law that will be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. We expect the repeal of Article 32 and the expanded nexus standards to lower our taxable income apportioned to New York to 85% in 2015 from 100% in 2014. In addition, the New York state income tax rate will be reduced from 7.1% to 6.5% in 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$176,648	$178,668	$160,334	$160,475
Mortgage-backed securities:
Agency mortgage-backed securities	454,092	459,207	458,959	460,570
Non-Agency mortgage-backed securities	—	1,169	—	1,218
Asset-backed securities	—	231	—	231

Total available for sale securities	630,740	639,275	619,293	622,494
Securities held to maturity:
State and political subdivisions	285,630	291,723	277,273	281,384
Mortgage-backed securities	20,625	20,787	17,165	17,311

Total held to maturity securities	306,255	312,510	294,438	298,695

Total investment securities	$936,995	$951,785	$913,731	$921,189

The available for sale (“AFS”) investment securities portfolio increased $16.8 million or 3%, from $622.5 million at December 31, 2014 to $639.3 million at March 31, 2015. The AFS portfolio had net unrealized gains totaling $8.5 million and $3.2 million at March 31, 2015 and December 31, 2014, respectively. The unrealized gains in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

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

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the three month periods ended March 31, 2015 and 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial business	$277,464	14.4%	$267,409	14.0%
Commercial mortgage	479,226	24.9	475,092	24.9

Total commercial	756,690	39.3	742,501	38.9
Residential mortgage	97,717	5.1	100,101	5.2
Home equity	386,961	20.1	386,615	20.2
Consumer indirect	662,213	34.5	661,673	34.6
Other consumer	19,373	1.0	21,112	1.1

Total consumer	1,068,547	55.6	1,069,400	55.9

Total loans	1,922,954	100.0%	1,912,002	100.0%

Allowance for loan losses	27,191		27,637

Total loans, net	$1,895,763		$1,884,365

Total loans increased $11.0 million to $1.92 billion at March 31, 2015 from $1.91 billion at December 31, 2014. The increase in loans was attributable to organic growth, primarily in the commercial loan portfolios.

Commercial loans increased $14.2 million and represented 39.3% of total loans as of March 31, 2015, a result of our continued commercial business development efforts; although we believe production in the first quarter was lower due to the harsh Northeast winter, which negatively impacted commercial business activities.

Residential mortgage loans decreased $2.4 million to $97.7 million as of March 31, 2015 in comparison to $100.1 million as of December 31, 2014. This category of loans decreased as we continue to sell the majority of our newly originated and refinanced residential mortgages to the secondary market rather than adding them to our portfolio.

Our home equity portfolio, which consists of home equity loans and lines, totaled $387.0 million and represented 20.1% of total loans as of March 31, 2015. Approximately 80% of the loans in the home equity portfolio were first lien positions as of March 31, 2015.

The consumer indirect portfolio totaled $662.2 million as of March 31, 2015 and represented 34.5% of total loans as of March 31, 2015. During the first quarter of 2015, we originated $69.3 million in indirect auto loans with a mix of approximately 39% new auto and 61% used auto. During the first quarter of 2014, we originated $77.1 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $656 thousand and $755 thousand as of March 31, 2015 and December 31, 2014, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $210.3 million and $215.2 million as of March 31, 2015 and December 31, 2014, respectively, as runoff outpaced production in the first quarter of 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2015	2014
Balance as of beginning of period	$27,637	$26,736
Charge-offs:
Commercial business	1,141	68
Commercial mortgage	609	—
Residential mortgage	55	78
Home equity	84	106
Consumer indirect	2,422	2,455
Other consumer	259	269

Total charge-offs	4,570	2,976
Recoveries:
Commercial business	48	29
Commercial mortgage	89	7
Residential mortgage	33	21
Home equity	10	11
Consumer indirect	1,105	1,105
Other consumer	98	113

Total recoveries	1,383	1,286

Net charge-offs	3,187	1,690
Provision for loan losses	2,741	2,106

Balance at end of period	$27,191	$27,152

Net loan charge-offs to average loans (annualized)	0.68%	0.37%
Allowance for loan losses to total loans	1.41%	1.47%
Allowance for loan losses to non-performing loans	246%	167%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2015.

Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing a variety of factors, including the risk-profile of our loan products and customers.

The adequacy of the allowance for loan losses is subject to ongoing management review. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to increase the allowance based on their judgments about information available to them at the time of their examination.

Net charge-offs of $3.2 million in the first quarter of 2015 represented 0.68% of average loans on an annualized basis compared to $1.7 million or 0.37% in the first quarter of 2014. The increase in net charge-offs was primarily driven by the charge-off during the first quarter of 2015 of two commercial loan relationships totaling $1.7 million that had been previously reserved by the Company. The allowance for loan losses was $27.2 million at March 31, 2015, compared with $27.7 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.41% at March 31, 2015, compared with 1.45% at December 31, 2014. The ratio of allowance for loan losses to non-performing loans was 246% at March 31, 2015, compared with 272% at December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31,	December 31,
	2015	2014
Nonaccrual loans:
Commercial business	$4,587	$4,288
Commercial mortgage	3,411	3,020
Residential mortgage	1,361	1,194
Home equity	672	463
Consumer indirect	994	1,169
Other consumer	39	11

Total nonaccrual loans	11,064	10,145
Accruing loans 90 days or more delinquent	8	8

Total non-performing loans	11,072	10,153
Foreclosed assets	139	194

Total non-performing assets	$11,211	$10,347

Non-performing loans to total loans	0.58%	0.53%
Non-performing assets to total assets	0.35%	0.33%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three months ended March 31, 2015 was as follows (in thousands):

Nonaccrual loans at January 1, 2015	$10,145
Additions	6,772
Payments	(1,292)
Charge-offs	(4,446)
Returned to accruing status	(64)
Transferred to other real estate or repossessed assets	(51)

Nonaccrual loans at March 31, 2015	$11,064

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2015 were $11.2 million, an increase of $864 thousand from $10.3 million at December 31, 2014. The primary component of non-performing assets is non-performing loans, which were $11.1 million or 0.58% of total loans at March 31, 2015, an increase of $919 thousand from $10.1 million or 0.53% of total loans at December 31, 2014. Included in non-performing loans at March 31, 2015 is one $2.6 million commercial credit relationship which we placed on nonaccrual status during the first quarter of 2015. This downgrade resulted in an increase in our provision and allowance for losses of approximately $800 thousand. The loans comprising this credit relationship are performing in accordance with their contractual terms as of March 31, 2015 and the Company continues to monitor this relationship closely.

Approximately $5.4 million, or 48%, of the $11.1 million in non-performing loans as of March 31, 2015 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $1.8 million and $3.0 million at March 31, 2015 and December 31, 2014, respectively. We had no TDRs that were accruing interest as of March 31, 2015 or December 31, 2014.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented three properties totaling $139 thousand at March 31, 2015 and four properties totaling $194 thousand at December 31, 2014.

Potential problem loans are loans classified as substandard that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We identified $12.3 million and $13.7 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2015 and December 31, 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$559,646	20.7%	$571,260	23.3%
Interest-bearing demand	611,104	22.6	490,190	20.0
Savings and money market	922,093	34.1	795,835	32.5
Certificates of deposit < $100,000	344,995	12.7	347,899	14.2
Certificates of deposit of $100,000 or more	266,857	9.9	245,343	10.0

Total deposits	$2,704,695	100.0%	$2,450,527	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2015, total deposits were $2.70 billion, representing an increase of $254.2 million for the quarter. Certificates of deposit were approximately 23% and 24% of total deposits at March 31, 2015 and December 31, 2014, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.88 billion and $1.84 billion at March 31, 2015 and December 31, 2014, respectively, and represented 70% and 75% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $821.9 million and $607.5 million at March 31, 2015 and December 31, 2014, respectively, and represented 30% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2015 was due mainly to seasonal inflows of municipal deposits.

We had no traditional brokered deposits at March 31, 2015 or December 31, 2014; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $83.5 million and $103.1 million, respectively, at March 31, 2015, compared to $79.7 million and $67.1 million, respectively, at December 31, 2014.

Borrowings

The following table summarizes our borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Short-term borrowings:
Repurchase agreements	$33,273	$39,504
Short-term FHLB borrowings	142,300	295,300

Total short-term borrowings	$175,573	$334,804

We classify borrowings as short-term or long-term in accordance with the original terms of the agreement. There were no long-term borrowings outstanding as of March 31, 2015 or December 31, 2014.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $76 million of immediate credit capacity with the FHLB as of March 31, 2015. We had approximately $490 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2015. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2015. Additionally, we had approximately $37 million of unencumbered liquid securities available for pledging.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2015 consisted of $9.0 million in overnight borrowings and $133.3 million in short-term advances. Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances.

The Parent company has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2015, no amounts have been drawn on the line of credit.

LIQUIDITY AND CAPITAL MANAGEMENT

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

The primary sources of liquidity for the parent company are dividends from the Bank, subsidiaries’ contribution of their proportionate share of current income taxes, and access to financial and capital markets. Dividends from the Bank are limited by various regulatory requirements related to capital adequacy and earnings trends. The Bank relies on cash flows from operations, core deposits, borrowings and short-term liquid assets. As a secondary source of liquidity, the parent company has the ability to draw up to $20.0 million on a revolving credit line with a commercial bank.

Cash and cash equivalents were $136.0 million as of March 31, 2015, up $77.8 million from $58.2 million as of December 31, 2014. Net cash provided by operating activities totaled $17.9 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $31.9 million, which included outflows of $14.2 million for net loan originations and $16.8 million from net investment securities transactions. Net cash provided by financing activities of $91.8 million was attributed to a $254.2 million increase in deposits, partly offset by a $159.2 million decrease in short-term borrowings and $3.2 million in dividend payments. The higher cash and cash equivalents balance resulted from strong public deposit inflows at the end of the first quarter of 2015.

Capital Management

We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.

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

On April 15, 2015, after conclusion of our first fiscal quarter in 2015, the Parent company issued $40.0 million in aggregate principal amount of subordinated notes to certain accredited investors. See the “Executive Overview” section of this Management’s Discussion and Analysis for further discussion regarding the issuance of the subordinated notes.

Shareholders’ equity was $286.7 million at March 31, 2015, an increase of $7.2 million from $279.5 million at December 31, 2014. Net income for the year increased shareholders’ equity by $6.8 million, which was partially offset by common and preferred stock dividends declared of $3.2 million. Accumulated other comprehensive income included in shareholders’ equity increased $3.4 million during the first three months of 2015 due primarily to higher net unrealized gains on securities available for sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Basel III Capital Rules “ section below for further discussion.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2015	2014
Common shareholders’ equity	$269,349	$262,192
Less: Goodwill and other intangible assets (1)	62,385	68,639
Net unrealized gain on investment securities (2)	4,886	1,625
Net periodic pension & postretirement benefits plan adjustments	(10,501)	(10,636)
Other	511	—

Common equity Tier 1 capital	212,068	n/a
Plus: Preferred stock	17,340	17,340

Tier 1 Capital	229,408	219,904
Plus: Qualifying allowance for loan losses	27,191	26,262

Total regulatory capital (3)	$256,599	$246,166

Adjusted average total assets (for leverage capital purposes) (3)	$3,048,197	$2,993,050

Total risk-weighted assets (3)	$2,195,911	$2,099,626

Key Regulatory Capital Ratios (3)
Tier 1 Leverage Ratio (Tier 1 capital to adjusted average assets)	7.53%	7.35%
Common Equity Tier 1 Capital Ratio (Common equity Tier 1capital to total risk-weighted assets)	9.66	n/a
Tier 1 Capital Ratio (Tier 1 capital to total risk-weighted assets)	10.45	10.47
Total Capital Ratio (Total risk-based capital to total risk-weighted assets)	11.69	11.72

(1)	March 31, 2015 calculated net of deferred tax liabilities.
(2)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.
(3)	March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Basel III Capital Rules

The FRB and the FDIC approved the final rules implementing the BCBS’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Quantitative and qualitative disclosures about market risk were presented at December 31, 2014 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2014 to March 31, 2015. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At March 31, 2015, the Company was generally asset sensitive, meaning that, in most cases, net interest income tends to rise as interest rates rise and decline as interest rates fall.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2016 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(624)	$1,384	$3,412	$2,764
% Change	(0.65)%	1.45%	3.58%	2.90%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2015 and December 31, 2014. The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2015 and December 31, 2014. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	March 31, 2015			December 31, 2014
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$487,730			$476,735
- 100 Basis Points	520,534	$32,804	6.73%	489,184	$12,449	2.61%
+ 100 Basis Points	482,675	(5,055)	(1.04)	466,983	(9,752)	(2.05)
+ 200 Basis Points	472,851	(14,879)	(3.05)	453,868	(22,867)	(4.80)

The Pre-Shock Scenario EVE was $487.7 million at March 31, 2015, compared to $476.7 million at December 31, 2014. The increase in the Pre-Shock Scenario EVE at March 31, 2015, compared to December 31, 2014 resulted primarily from a more favorable valuation of non-maturity deposits, fixed-rate residential loans and mortgage backed securities that reflected alternative funding and investment rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $453.9 million at December 31, 2014 to $472.9 million at March 31, 2015, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from to (4.80)% at December 31, 2014 to (3.05)% at March 31, 2015. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of March 31, 2015, compared to December 31, 2014.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, dated March 6, 2015, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors

The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, dated March 6, 2015, as filed with the Securities and Exchange Commission.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 5, 2015
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, May 5, 2015
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, May 5, 2015
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)