Form 10-Q
period 2015-06-30
FINANCIAL INSTITUTIONS INC
filed 2015-08-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant had 14,184,235 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2015.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$52,554	$58,151
Securities available for sale, at fair value	772,639	622,494
Securities held to maturity, at amortized cost (fair value of $324,873 and $298,695, respectively)	320,820	294,438
Loans held for sale	448	755
Loans (net of allowance for loan losses of $27,500 and $27,637, respectively)	1,981,773	1,884,365
Company owned life insurance	61,998	61,004
Premises and equipment, net	37,110	36,394
Goodwill and other intangible assets, net	68,158	68,639
Other assets	63,959	63,281

Total assets	$3,359,459	$3,089,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$602,143	$571,260
Interest-bearing demand	530,861	490,190
Savings and money market	910,215	795,835
Certificates of deposit	613,019	593,242

Total deposits	2,656,238	2,450,527
Short-term borrowings	350,600	334,804
Long-term borrowings, net of issuance costs of $1,045	38,955	—
Other liabilities	29,231	24,658

Total liabilities	3,075,024	2,809,989

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,492 shares issued and outstanding	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized and 171,906 shares issued and outstanding	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,397,509 shares issued and outstanding	144	144
Additional paid-in capital	72,279	72,955
Retained earnings	210,337	203,312
Accumulated other comprehensive loss	(11,682)	(9,011)
Treasury stock, at cost – 213,374 and 279,461 shares, respectively	(3,983)	(5,208)

Total shareholders’ equity	284,435	279,532

Total liabilities and shareholders’ equity	$3,359,459	$3,089,521

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$20,446	$20,230	$40,583	$40,497
Interest and dividends on investment securities	5,513	4,653	10,373	9,445

Total interest income	25,959	24,883	50,956	49,942

Interest expense:
Deposits	1,827	1,577	3,447	3,102
Short-term borrowings	213	203	443	462
Long-term borrowings	515	—	515	—

Total interest expense	2,555	1,780	4,405	3,564

Net interest income	23,404	23,103	46,551	46,378
Provision for loan losses	1,288	1,758	4,029	3,864

Net interest income after provision for loan losses	22,116	21,345	42,522	42,514

Noninterest income:
Service charges on deposits	1,964	2,241	3,843	4,491
Insurance income	1,057	16	2,665	57
ATM and debit card	1,283	1,257	2,476	2,431
Investment advisory	541	561	1,028	1,123
Company owned life insurance	493	425	960	828
Investments in limited partnerships	55	81	529	707
Loan servicing	96	176	263	330
Net gain on sale of loans held for sale	39	50	108	155
Net gain on disposal of investment securities	—	949	1,062	1,262
Net gain (loss) on disposal of other assets	16	24	20	(11)
Other	911	797	1,798	1,561

Total noninterest income	6,455	6,577	14,752	12,934

Noninterest expense:
Salaries and employee benefits	10,606	9,063	20,829	18,319
Occupancy and equipment	3,375	3,139	7,074	6,374
Professional services	866	1,384	1,834	2,356
Computer and data processing	810	777	1,512	1,500
Supplies and postage	508	535	1,071	1,047
FDIC assessments	415	388	833	810
Advertising and promotions	238	214	477	393
Other	2,418	2,308	4,617	4,222

Total noninterest expense	19,236	17,808	38,247	35,021

Income before income taxes	9,335	10,114	19,027	20,427
Income tax expense	2,750	3,082	5,641	6,176

Net income	$6,585	$7,032	$13,386	$14,251

Preferred stock dividends	366	365	731	731

Net income available to common shareholders	$6,219	$6,667	$12,655	$13,520

Earnings per common share (Note 3):
Basic	$0.44	$0.48	$0.90	$0.98
Diluted	$0.44	$0.48	$0.90	$0.98
Cash dividends declared per common share	$0.20	$0.19	$0.40	$0.38
Weighted average common shares outstanding:
Basic	14,078	13,791	14,071	13,782
Diluted	14,121	13,838	14,118	13,831

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$6,585	$7,032	$13,386	$14,251
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on securities available for sale	(6,207)	2,684	(2,946)	6,428
Pension and post-retirement obligations	140	20	275	39

Total other comprehensive income (loss), net of tax	(6,067)	2,704	(2,671)	6,467

Comprehensive income	$518	$9,736	$10,715	$20,718

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2015 and 2014

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2014	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	—	—	—	14,251	—	—	14,251
Other comprehensive income, net of tax	—	—	—	—	6,467	—	6,467
Purchases of common stock for treasury	—	—	—	—	—	(195)	(195)
Repurchase of Series B-1 8.48% preferred stock	(2)				—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	305	—	—	—	305
Stock options exercised	—	—	(1)	—	—	133	132
Restricted stock awards issued, net	—	—	(655)	—	—	655	—
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.38 per share	—	—	—	(5,239)	—	—	(5,239)

Balance at June 30, 2014	$17,340	$142	$67,223	$194,418	$(3,720)	$(5,576)	$269,827

Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	—	—	—	13,386	—	—	13,386
Other comprehensive income, net of tax	—	—	—	—	(2,671)	—	(2,671)
Purchases of common stock for treasury	—	—	—	—	—	(41)	(41)
Share-based compensation plans:
Share-based compensation	—	—	370	—	—	—	370
Stock options exercised	—	—	2	—	—	163	165
Restricted stock awards issued, net	—	—	(1,060)	—	—	1,060	—
Excess tax benefit on share-based compensation	—	—	1	—	—	—	1
Stock awards	—	—	11	—	—	43	54
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.40 per share	—	—	—	(5,630)	—	—	(5,630)

Balance at June 30, 2015	$17,340	$144	$72,279	$210,337	$(11,682)	$(3,983)	$284,435

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,386	$14,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,671	2,061
Net amortization of premiums on securities	1,547	1,582
Provision for loan losses	4,029	3,864
Share-based compensation	370	305
Deferred income tax expense	202	1,066
Proceeds from sale of loans held for sale	7,321	7,705
Originations of loans held for sale	(6,906)	(5,223)
Increase in company owned life insurance	(960)	(828)
Net gain on sale of loans held for sale	(108)	(155)
Net gain on disposal of investment securities	(1,062)	(1,262)
Net (gain) loss on sale and disposal of other assets	(20)	11
Decrease in other assets	1,009	288
Increase (decrease) in other liabilities	820	(249)

Net cash provided by operating activities	22,299	23,416

Cash flows from investing activities:
Purchases of available for sale securities	(241,906)	(125,419)
Purchases of held to maturity securities	(39,570)	(28,594)
Proceeds from principal payments, maturities and calls on available for sale securities	57,787	83,904
Proceeds from principal payments, maturities and calls on held to maturity securities	16,394	16,491
Proceeds from sales of securities available for sale	29,508	61,428
Net loan originations	(101,567)	(65,937)
Purchases of company owned life insurance	(34)	(34)
Proceeds from sales of other assets	167	623
Purchases of premises and equipment	(2,891)	(2,371)

Net cash used in investing activities	(282,112)	(59,909)

Cash flows from financing activities:
Net increase in deposits	205,711	130,022
Net increase (decrease) in short-term borrowings	15,796	(82,359)
Issuance of long-term debt	40,000	—
Debt issuance costs	(1,060)	—
Repurchase of preferred stock	—	(2)
Purchase of common stock for treasury	(41)	(195)
Proceeds from stock options exercised	165	132
Excess tax benefit on share-based compensation, net	1	—
Cash dividends paid to common and preferred shareholders	(6,356)	(5,965)

Net cash provided by financing activities	254,216	41,633

Net (decrease) increase in cash and cash equivalents	(5,597)	5,140
Cash and cash equivalents, beginning of period	58,151	59,692

Cash and cash equivalents, end of period	$52,554	$64,832

Supplemental information:
Cash paid for interest	$3,166	$3,313
Cash paid for income taxes	1,539	8,313
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	130	311
Accrued and declared unpaid dividends	3,182	2,986
Increase in net unsettled security purchases	4,023	2,260
Loans transferred from held for sale to held for investment	—	853

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., (the “Parent” or the “Company”) is a financial holding company organized in 1931 under the laws of New York State. The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Company has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. On August 1, 2014, the Company acquired Scott Danahy Naylon Co., Inc., a full service insurance agency located in Amherst, New York. The Company provides insurance and risk consulting services through its wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”).

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company is evaluating the potential impact of ASU 2014-09 on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03 the Company will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. Retrospective adoption is required. The Company early adopted this standard during the quarter ended June 30, 2015, concurrent with the issuance of the Subordinated Notes described in Note 7. Unamortized debt issuance costs of $1.0 million are included in the net balance of long-term borrowings reported on the Consolidated Statements of Financial Condition. Retrospective application of this standard did not impact previously issued financial statements.

(2.) BUSINESS COMBINATIONS

SDN Acquisition

On August 1, 2014, the Company completed the acquisition of Scott Danahy Naylon Co., Inc., a full service insurance agency located in Amherst, New York. Consideration for the acquisition included both cash and stock totaling $16.9 million, including up to $3.4 million of future payments, contingent upon SDN meeting certain revenue targets through 2017. The estimated fair value of the contingent consideration at the date of acquisition was $3.2 million, which was estimated using a probability-weighted discounted cash flow model. As a result of the acquisition, the Company recorded goodwill of $12.6 million and other intangible assets of $6.6 million. The goodwill is not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available to common shareholders	$6,219	$6,667	$12,655	$13,520
Weighted average common shares outstanding:
Total shares issued	14,398	14,162	14,398	14,162
Unvested restricted stock awards	(100)	(67)	(87)	(65)
Treasury shares	(220)	(304)	(240)	(315)

Total basic weighted average common shares outstanding	14,078	13,791	14,071	13,782
Incremental shares from assumed:
Exercise of stock options	22	28	22	25
Vesting of restricted stock awards	21	19	25	24

Total diluted weighted average common shares outstanding	14,121	13,838	14,118	13,831
Basic earnings per common share	$0.44	$0.48	$0.90	$0.98

Diluted earnings per common share	$0.44	$0.48	$0.90	$0.98

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	—	—	—	7
Restricted stock awards	3	3	2	1

	3	3	2	8

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$271,774	$777	$2,474	$270,077
Mortgage-backed securities:
Federal National Mortgage Association	227,129	1,933	2,307	226,755
Federal Home Loan Mortgage Corporation	28,840	501	204	29,137
Government National Mortgage Association	43,804	1,728	—	45,532
Collateralized mortgage obligations:
Federal National Mortgage Association	83,447	514	1,132	82,829
Federal Home Loan Mortgage Corporation	95,268	186	2,752	92,702
Government National Mortgage Association	23,828	470	39	24,259
Privately issued	—	1,123	—	1,123

Total collateralized mortgage obligations	202,543	2,293	3,923	200,913

Total mortgage-backed securities	502,316	6,455	6,434	502,337
Asset-backed securities	—	225	—	225

Total available for sale securities	$774,090	$7,457	$8,908	$772,639

Securities held to maturity:
State and political subdivisions	289,713	4,790	451	294,052
Mortgage-backed securities:
Federal National Mortgage Association	9,280	6	86	9,200
Government National Mortgage Association	21,827	5	211	21,621

Total mortgage-backed securities	31,107	11	297	30,821

Total held to maturity securities	$320,820	$4,801	$748	$324,873

December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$160,334	$1,116	$975	$160,475
Mortgage-backed securities:
Federal National Mortgage Association	184,857	2,344	1,264	185,937
Federal Home Loan Mortgage Corporation	29,478	799	7	30,270
Government National Mortgage Association	48,800	2,022	—	50,822
Collateralized mortgage obligations:
Federal National Mortgage Association	76,247	489	944	75,792
Federal Home Loan Mortgage Corporation	89,623	199	2,585	87,237
Government National Mortgage Association	29,954	598	40	30,512
Privately issued	—	1,218	—	1,218

Total collateralized mortgage obligations	195,824	2,504	3,569	194,759

Total mortgage-backed securities	458,959	7,669	4,840	461,788
Asset-backed securities	—	231	—	231

Total available for sale securities	$619,293	$9,016	$5,815	$622,494

Securities held to maturity:
State and political subdivisions	277,273	4,231	120	281,384
Mortgage-backed securities:
Federal National Mortgage Association	3,279	24	—	3,303
Government National Mortgage Association	13,886	122	—	14,008

Total mortgage-backed securities	17,165	146	—	17,311

Total held to maturity securities	$294,438	$4,377	$120	$298,695

Investment securities with a total fair value of $846.9 million at June 30, 2015 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds from sales	$—	$41,958	$29,508	$61,428
Gross realized gains	—	949	1,073	1,262
Gross realized losses	—	—	11	—

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2015 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$30,008	$30,008
Due from one to five years	166,519	166,266
Due after five years through ten years	328,808	328,993
Due after ten years	248,755	247,372

	$774,090	$772,639

Debt securities held to maturity:
Due in one year or less	$24,064	$24,158
Due from one to five years	161,041	164,083
Due after five years through ten years	107,099	108,259
Due after ten years	28,616	28,373

	$320,820	$324,873

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$162,940	$2,110	$24,637	$364	$187,577	$2,474
Mortgage-backed securities:
Federal National Mortgage Association	93,817	1,779	34,433	528	128,250	2,307
Federal Home Loan Mortgage Corporation	6,005	204	—	—	6,005	204
Collateralized mortgage obligations:
Federal National Mortgage Association	24,181	271	19,886	861	44,067	1,132
Federal Home Loan Mortgage Corporation	21,765	484	61,553	2,268	83,318	2,752
Government National Mortgage Association	—	—	2,306	39	2,306	39

Total collateralized mortgage obligations	45,946	755	83,745	3,168	129,691	3,923

Total mortgage-backed securities	145,768	2,738	118,178	3,696	263,946	6,434

Total available for sale securities	308,708	4,848	142,815	4,060	451,523	8,908

Securities held to maturity:
State and political subdivisions	35,997	451	—	—	35,997	451
Mortgage-backed securities:			—	—
Federal National Mortgage Association	5,724	86	—	—	5,724	86
Government National Mortgage Association	15,328	211	—	—	15,328	211

Total held to maturity securities	57,049	748	—	—	57,049	748

Total temporarily impaired securities	$365,757	$5,596	$142,815	$4,060	$508,572	$9,656

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$34,995	$77	$41,070	$898	$76,065	$975
Mortgage-backed securities:
Federal National Mortgage Association	2,242	8	62,592	1,256	64,834	1,264
Federal Home Loan Mortgage Corporation	3,387	7	—	—	3,387	7
Collateralized mortgage obligations:
Federal National Mortgage Association	11,228	24	25,644	920	36,872	944
Federal Home Loan Mortgage Corporation	—	—	76,126	2,585	76,126	2,585
Government National Mortgage Association	—	—	2,510	40	2,510	40

Total collateralized mortgage obligations	11,228	24	104,280	3,545	115,508	3,569

Total mortgage-backed securities	16,857	39	166,872	4,801	183,729	4,840

Total available for sale securities	51,852	116	207,942	5,699	259,794	5,815
Securities held to maturity:
State and political subdivisions	18,036	120	—	—	18,036	120

Total temporarily impaired securities	$69,888	$236	$207,942	$5,699	$277,830	$5,935

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2015 was 243 compared to 122 at December 31, 2014. At June 30, 2015, the Company had positions in 32 investment securities with a fair value of $142.8 million and a total unrealized loss of $4.1 million that have been in a continuous unrealized loss position for more than 12 months. At June 30, 2015, there were a total of 211 securities positions in the Company’s investment portfolio with a fair value of $365.8 million and a total unrealized loss of $5.6 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2014, the Company had positions in 51 investment securities with a fair value of $207.9 million and a total unrealized loss of $5.7 million that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2014, there were a total of 71 securities positions in the Company’s investment portfolio with a fair value of $69.9 million and a total unrealized loss of $236 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change. The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the six months ended June 30, 2015 and 2014.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2015, the debt securities with unrealized losses were not considered to be OTTI. As of June 30, 2015, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2015, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan Costs (Fees)	Loans, Net
June 30, 2015
Commercial business	$292,674	$117	$292,791
Commercial mortgage	538,034	(1,444)	536,590
Residential mortgage	95,259	(97)	95,162
Home equity	391,645	7,209	398,854
Consumer indirect	641,871	24,679	666,550
Other consumer	19,141	185	19,326

Total	$1,978,624	$30,649	2,009,273

Allowance for loan losses			(27,500)

Total loans, net			$1,981,773

December 31, 2014
Commercial business	$267,377	$32	$267,409
Commercial mortgage	476,407	(1,315)	475,092
Residential mortgage	100,241	(140)	100,101
Home equity	379,774	6,841	386,615
Consumer indirect	636,357	25,316	661,673
Other consumer	20,915	197	21,112

Total	$1,881,071	$30,931	1,912,002

Allowance for loan losses			(27,637)

Total loans, net			$1,884,365

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $448 thousand and $755 thousand as of June 30, 2015 and December 31, 2014, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2015
Commercial business	$605	$—	$—	$605	$4,643	$287,426	$292,674
Commercial mortgage	606	—	—	606	3,070	534,358	538,034
Residential mortgage	192	—	—	192	1,628	93,439	95,259
Home equity	454	78	—	532	619	390,494	391,645
Consumer indirect	1,708	364	—	2,072	728	639,071	641,871
Other consumer	86	52	9	147	11	18,983	19,141

Total loans, gross	$3,651	$494	$9	$4,154	$10,699	$1,963,771	$1,978,624

December 31, 2014
Commercial business	$28	$—	$—	$28	$4,288	$263,061	$267,377
Commercial mortgage	83	—	—	83	3,020	473,304	476,407
Residential mortgage	321	—	—	321	1,194	98,726	100,241
Home equity	799	67	—	866	463	378,445	379,774
Consumer indirect	2,429	402	—	2,831	1,169	632,357	636,357
Other consumer	148	48	8	204	11	20,700	20,915

Total loans, gross	$3,808	$517	$8	$4,333	$10,145	$1,866,593	$1,881,071

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2015 and December 31, 2014. There were $9 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2015 and December 31, 2014, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Troubled Debt Restructurings

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. Commercial loans modified in a TDR may involve temporary interest-only payments, term extensions, reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, collateral concessions, forgiveness of principal, forebearance agreements, or substituting or adding a new borrower or guarantor.

The following table presents information related to loans modified in a TDR during the quarterly periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2015
Commercial business	2	$1,342	$1,342	2	$1,342	$1,342
Commercial mortgage	—	—	—	1	682	330

Total	2	$1,342	$1,342	3	$2,024	$1,672

June 30, 2014
Commercial business	1	$1,381	$1,381	1	$1,381	$1,381
Commercial mortgage	—	—	—	—	—	—

Total	1	$1,381	$1,381	1	$1,381	$1,381

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the six month periods ended June 30, 2015 and 2014 were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications during the reported periods primarily related to extending amortization periods, forebearance agreements, requesting additional collateral and, in one instance, forgiveness of principal. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were two commercial business loans with an aggregate pre-default balance of $1.3 million restructured in the 12 months prior to June 30, 2015 that went into default during the six months ended June 30, 2015. There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2014. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated, and average recorded investment and interest income recognized on impaired loans for the six month periods ended as of the dates indicated (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2015
With no related allowance recorded:
Commercial business	$1,348	$2,807	$—	$1,461	$—
Commercial mortgage	1,159	1,708	—	1,171	—

	2,507	4,515	—	2,632	—
With an allowance recorded:
Commercial business	3,295	3,295	1,247	3,093	—
Commercial mortgage	1,911	1,911	707	2,121	—

	5,206	5,206	1,954	5,214	—

	$7,713	$9,721	$1,954	$7,846	$—

December 31, 2014
With no related allowance recorded:
Commercial business	$1,408	$1,741	$—	$1,431	$—
Commercial mortgage	781	920	—	1,014	—

	2,189	2,661	—	2,445	—
With an allowance recorded:
Commercial business	2,880	2,880	1,556	1,998	—
Commercial mortgage	2,239	2,239	911	1,560	—

	5,119	5,119	2,467	3,558	—

	$7,308	$7,780	$2,467	$6,003	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2015
Uncriticized	$275,639	$523,226
Special mention	5,078	6,015
Substandard	11,957	8,793
Doubtful	—	—

Total	$292,674	$538,034

December 31, 2014
Uncriticized	$250,961	$460,880
Special mention	5,530	5,411
Substandard	10,886	10,116
Doubtful	—	—

Total	$267,377	$476,407

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
June 30, 2015
Performing	$93,631	$391,026	$641,143	$19,121
Non-performing	1,628	619	728	20

Total	$95,259	$391,645	$641,871	$19,141

December 31, 2014
Performing	$99,047	$379,311	$635,188	$20,896
Non-performing	1,194	463	1,169	19

Total	$100,241	$379,774	$636,357	$20,915

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
June 30, 2015
Loans:
Ending balance	$292,674	$538,034	$95,259	$391,645	$641,871	$19,141	$1,978,624

Evaluated for impairment:
Individually	$4,643	$3,070	$—	$—	$—	$—	$7,713

Collectively	$288,031	$534,964	$95,259	$391,645	$641,871	$19,141	$1,970,911

Allowance for loan losses:
Ending balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500

Evaluated for impairment:
Individually	$1,247	$707	$—	$—	$—	$—	$1,954

Collectively	$4,087	$8,651	$465	$1,198	$10,676	$469	$25,546

June 30, 2014
Loans:
Ending balance	$277,609	$469,936	$106,342	$363,243	$626,418	$21,205	$1,864,753

Evaluated for impairment:
Individually	$3,589	$2,734	$—	$—	$—	$—	$6,323

Collectively	$274,020	$467,202	$106,342	$363,243	$626,418	$21,205	$1,858,430

Allowance for loan losses:
Ending balance	$5,402	$7,633	$618	$1,607	$11,446	$460	$27,166

Evaluated for impairment:
Individually	$1,056	$432	$—	$—	$—	$—	$1,488

Collectively	$4,346	$7,201	$618	$1,607	$11,446	$460	$25,678

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2015 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2015
Beginning balance	$5,395	$8,156	$558	$1,430	$11,205	$447	$27,191
Charge-offs	13	201	22	154	1,841	154	2,385
Recoveries	86	7	13	9	1,196	95	1,406
Provision (credit)	(134)	1,396	(84)	(87)	116	81	1,288

Ending balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500

Six months ended June 30, 2015
Beginning balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637
Charge-offs	1,154	810	77	238	4,263	413	6,955
Recoveries	134	96	46	19	2,301	193	2,789
Provision	733	1,950	(74)	(68)	1,255	233	4,029

Ending balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500

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

Risk Characteristics

Commercial business loans primarily consist of loans to small to midsize businesses in our market area in a diverse range of industries. These loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Risk arises primarily due to a difference between expected and actual cash flows of the borrowers. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $61.2 million as of June 30, 2015 and December 31, 2014. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships acquired in connection with the Company’s insurance agency acquisition). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30, 2015	December 31, 2014
Other intangibles assets:
Gross carrying amount	$8,682	$8,682
Accumulated amortization	(1,677)	(1,196)

Net book value	$7,005	$7,486

Amortization expense for total other intangible assets was $238 thousand and $481 thousand for the three and six months ended June 30, 2015, and $87 thousand and $176 thousand for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the estimated amortization expense of other intangible assets for the remainder of 2015 and each of the next five years is as follows (in thousands):

2015 (remainder of year)	$461
2016	864
2017	778
2018	689
2019	611
2020	533

(7.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Short-term borrowings:
Short-term FHLB borrowings	$350,600	$295,300
Repurchase agreements	—	39,504

Total short-term borrowings	350,600	334,804
Long-term borrowings:
Subordinated notes, net	38,955	—

Total borrowings	$389,555	$334,804

Subordinated Notes

On April 15, 2015, the Company issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “Subordinated Notes”) to certain accredited investors. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

The Company adopted ASU 2015-03 that requires debt issuance costs to be reported as a direct deduction from the face of the Notes and not as a deferred charge. Refer to Note 1 for additional information. The debt issuance costs will be amortized as an adjustment to interest expense over 15 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the six month periods ended June 30, 2015 and 2014:

	Outstanding	Treasury	Issued
June 30, 2015
Shares outstanding at December 31, 2014	14,118,048	279,461	14,397,509
Restricted stock awards issued	59,834	(59,834)	—
Restricted stock awards forfeited	(3,041)	3,041	—
Stock options exercised	8,722	(8,722)	—
Treasury stock purchases	(1,791)	1,791	—
Stock awards	2,363	(2,363)	—

Shares outstanding at June 30, 2015	14,184,135	213,374	14,397,509

June 30, 2014
Shares outstanding at December 31, 2013	13,829,355	332,242	14,161,597
Restricted stock awards issued	43,242	(43,242)	—
Restricted stock awards forfeited	(8,144)	8,144	—
Stock options exercised	7,125	(7,125)	—
Treasury stock purchases	(9,102)	9,102	—

Shares outstanding at June 30, 2014	13,862,476	299,121	14,161,597

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive income (loss) for the six month periods ended June 30, 2015 and 2014 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
June 30, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(3,590)	$(1,386)	$(2,204)
Reclassification adjustment for net gains included in net income (1)	(1,208)	(466)	(742)

Total securities available for sale and transferred securities	(4,798)	(1,852)	(2,946)
Amortization of pension and post-retirement items:
Prior service credit	(24)	(9)	(15)
Net actuarial losses	471	181	290

Total pension and post-retirement obligations	447	172	275

Other comprehensive loss	$(4,351)	$(1,680)	$(2,671)

June 30, 2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$12,168	$4,821	$7,347
Reclassification adjustment for net gains included in net income (1)	(1,521)	(602)	(919)

Total securities available for sale and transferred securities	10,647	4,219	6,428
Amortization of pension and post-retirement items:
Prior service credit	(24)	(9)	(15)
Net actuarial losses	88	34	54

Total pension and post-retirement obligations	64	25	39

Other comprehensive income	$10,711	$4,244	$6,467

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses resulting from the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive loss, net of tax, for the six month periods ended June 30, 2015 and 2014 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
June 30, 2015
Balance at beginning of year	$1,625	$(10,636)	$(9,011)
Other comprehensive income before reclassifications	(2,204)	—	(2,204)
Amounts reclassified from accumulated other comprehensive loss	(742)	275	(467)

Net current period other comprehensive income (loss)	(2,946)	275	(2,671)

Balance at end of period	$(1,321)	$(10,361)	$(11,682)

June 30, 2014
Balance at beginning of year	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income before reclassifications	7,347	—	7,347
Amounts reclassified from accumulated other comprehensive loss	(919)	39	(880)

Net current period other comprehensive income	6,428	39	6,467

Balance at end of period	$1,091	$(4,811)	$(3,720)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for six month periods ended June 30, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30,
	2015	2014
Realized gain on sale of investment securities	$1,062	$1,262	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	146	259	Interest income

	1,208	1,521	Total before tax
	(466)	(602)	Income tax expense

	742	919	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	24	24	Salaries and employee benefits
Net actuarial losses (1)	(471)	(88)	Salaries and employee benefits

	(447)	(64)	Total before tax
	172	25	Income tax benefit

	(275)	(39)	Net of tax

Total reclassified for the period	$467	$880

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Company’s Board of Directors, or the Management Development and Compensation Committee of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company by giving such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 36,384 shares of restricted common stock to certain members of management during the six months ended June 30, 2015. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2015. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2017. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 25, 2018 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of the award granted during the six month period ended June 30, 2015 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.92%, (iii) expected dividend yield of 3.53% and (iv) expected stock price volatility over the expected term of the TSR award of 26.8%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

The Company granted 12,700 additional shares of restricted common stock to management during the six months ended June 30, 2015. These shares will vest after completion of a three-year service requirement. The average market price of the restricted stock awards on the date of grant was $22.79.

During the six months ended June 30, 2015, the Company issued a total of 2,363 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors and granted a total of 10,750 restricted shares of common stock to non-employee directors, of which 5,380 shares vested immediately and 5,370 shares will vest after completion of a one-year service requirement. The market price of the stock and restricted stock on the date of grant was $23.25.

The restricted stock awards granted to management and directors in 2015 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the six month period ended June 30, 2015:

		Weighted
		Average
		Market
	Number of Shares	Price at Grant Date
Outstanding at beginning of year	59,113	$17.24
Granted	59,834	17.66
Vested	(16,458)	20.80
Forfeited	(3,041)	20.39

Outstanding at end of period	99,448	$16.81

As of June 30, 2015, there was $1.1 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$113	$75	$191	$156
Other noninterest expense	154	127	179	149

Total share-based compensation expense	$267	$202	$370	$305

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2015 or 2014. The following is a summary of stock option activity for the six months ended June 30, 2015 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	135,416	$19.25
Exercised	(8,722)	18.96
Expired	(12,645)	20.15

Outstanding and exercisable at end of period	114,049	$19.17	1.7	$646

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2015 and 2014 was $39 thousand and $32 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the six months ended June 30, 2015 and 2014 was $165 thousand and $132 thousand, respectively.

(11.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2015	2014	2015	2014
Service cost	$581	$480	$1,162	$959
Interest cost on projected benefit obligation	583	573	1,166	1,147
Expected return on plan assets	(1,205)	(1,030)	(2,410)	(2,059)
Amortization of prior service credit	(12)	(12)	(24)	(24)
Amortization of net actuarial losses	235	44	471	88

Net periodic pension expense	$182	$55	$365	$111

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

(12.) COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$487,114	$450,343
Standby letters of credit	10,296	8,578

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment by the customer

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $274 thousand and $1.2 million at June 30, 2015 and December 31, 2014, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

(13.) FAIR VALUE MEASUREMENTS

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

(13.) FAIR VALUE MEASUREMENTS (Continued)

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the issuer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

(13.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2015
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$270,077	$—	$270,077
Mortgage-backed securities	—	502,337	—	502,337
Asset-backed securities	—	225	—	225

	$—	$772,639	$—	$772,639

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$448	$—	$448
Collateral dependent impaired loans	—	—	3,252	3,252
Other assets:
Loan servicing rights	—	—	1,289	1,289
Other real estate owned	—	—	165	165

	$—	$448	$4,706	$5,154

December 31, 2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$160,475	$—	$160,475
Mortgage-backed securities	—	461,788	—	461,788
Asset-backed securities	—	231	—	231

	$—	$622,494	$—	$622,494

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$755	$—	$755
Collateral dependent impaired loans	—	—	2,652	2,652
Other assets:
Loan servicing rights	—	—	1,359	1,359
Other real estate owned	—	—	194	194

	$—	$755	$4,205	$4,960

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2015 and 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month periods ended June 30, 2015 and 2014.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$3,252	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 100% discount
		Discounted cash flow	Discount rate	4.4%(3)
			Risk premium rate	10.0%(3)
Loan servicing rights	1,289	Discounted cash flow	Discount rate	5.1%(3)
			Constant prepayment rate	12.9%(3)
Other real estate owned	165	Appraisal of collateral (1)	Appraisal adjustments (2)	19% - 53 % discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2015.

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

Long-term borrowings: Long-term borrowings consist of $40 million of subordinated notes issued during the second quarter of 2015. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) FAIR VALUE MEASUREMENTS (Continued)

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated.

	Level in	June 30, 2015		December 31, 2014
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$52,554	$52,554	$58,151	$58,151
Securities available for sale	Level 2	772,639	772,639	622,494	622,494
Securities held to maturity	Level 2	320,820	324,873	294,438	298,695
Loans held for sale	Level 2	448	448	755	755
Loans	Level 2	1,978,521	1,987,842	1,881,713	1,887,959
Loans (1)	Level 3	3,252	3,252	2,652	2,652
Accrued interest receivable	Level 1	8,623	8,623	8,104	8,104
FHLB and FRB stock	Level 2	21,558	21,558	19,014	19,014
Financial liabilities:
Non-maturity deposits	Level 1	2,043,219	2,043,219	1,857,285	1,857,285
Time deposits	Level 2	613,019	614,066	593,242	593,793
Short-term borrowings	Level 1	350,600	350,600	334,804	334,804
Long-term borrowings	Level 2	38,955	38,555	—	—
Accrued interest payable	Level 1	5,101	5,101	3,862	3,862

(1)	Comprised of collateral dependent impaired loans.

(14.) SEGMENT REPORTING

The Company has two reportable operating segments, banking and insurance, which are delineated by the consolidated subsidiaries of Financial Institutions, Inc. The banking segment includes all of the Company’s retail and commercial banking operations. The insurance segment includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients. The Company operated as one business segment until the acquisition of SDN on August 1, 2014, at which time the new “Insurance” segment was created for financial reporting purposes. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the “Holding Company and Other” column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding the Company’s business segments as of and for the periods indicated (in thousands).

	Banking	Insurance	Holding Company and Other	Consolidated Totals
June 30, 2015
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	972	6,033	—	7,005
Total assets	3,337,787	20,960	712	3,359,459
December 31, 2014
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	1,125	6,361	—	7,486
Total assets	3,065,109	20,368	4,044	3,089,521

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) SEGMENT REPORTING (Continued)

	Banking	Insurance	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2015
Net interest income	$23,919	$—	$(515)	$23,404
Provision for loan losses	(1,288)	—	—	(1,288)
Noninterest income	5,522	1,033	(100)	6,455
Noninterest expense	(17,668)	(1,050)	(518)	(19,236)

Income (loss) before income taxes	10,485	(17)	(1,133)	9,335
Income tax (expense) benefit	(3,107)	5	352	(2,750)

Net income (loss)	$7,378	$(12)	$(781)	$6,585

Six months ended June 30, 2015
Net interest income	$47,066	$—	$(515)	$46,551
Provision for loan losses	(4,029)	—	—	(4,029)
Noninterest income	12,353	2,626	(227)	14,752
Noninterest expense	(34,947)	(2,237)	(1,063)	(38,247)

Income (loss) before income taxes	20,443	389	(1,805)	19,027
Income tax (expense) benefit	(6,056)	(154)	569	(5,641)

Net income (loss)	$14,387	$235	$(1,236)	$13,386

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

Financial Institutions, Inc. (the “Parent”) is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in Western and Central New York. We offer a broad array of deposit, lending and other financial services to individuals, municipalities and businesses primarily in Western and Central New York through our wholly-owned New York chartered banking subsidiary, Five Star Bank. Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern Pennsylvania. We also offer insurance services through our wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency which we acquired during the third quarter of 2014. References in this report to “the Company”, “we”, “our” or “us” mean the consolidated reporting entity and references to “the Bank” mean Five Star Bank.

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

EXECUTIVE OVERVIEW

Summary of 2015 Second Quarter Results

Net income decreased $447 thousand or 6% to $6.6 million for the second quarter of 2015 compared to $7.0 million for the second quarter of 2014. Net income available to common shareholders for the second quarter of 2015 was $6.2 million, or $0.44 per diluted share, compared with $6.7 million, or $0.48 per diluted share, for the second quarter of last year. Return on average common equity was 9.24% and return on average assets was 0.81% for the second quarter of 2015 compared to 10.66% and 0.95%, respectively, for the second quarter of 2014.

Competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with our diminishing ability to reduce our cost of funds, continues to place pressure on our net interest margin and net interest income. Net interest income totaled $23.4 million in the second quarter 2015, up from $23.1 million in the second quarter 2014. Average earning assets were up $240.8 million, led by a $153.8 million increase in investment securities and an $87.1 million increase in loans in the second quarter of 2015 compared to the same quarter in 2014. The growth in earning assets was partially offset by a lower net interest margin. Second quarter 2015 net interest margin was 3.24%, a decrease of 23 basis points from 3.47% reported in the second quarter of 2014. The decrease in net interest margin reflects lower yields on average earning assets as a result of the low interest rate environment, a slight shift in the composition of average earnings assets as well as increased interest expense related to the subordinated debt issued in April 2015. Average loans and average securities totaled 65.6% and 34.4%, respectively, of average earning assets for the quarter ended June 30, 2015, compared with 68.2% and 31.8%, respectively for the quarter ended June 30, 2014. The $40.0 million subordinated debt issuance completed in April 2015 strengthened the Bank’s capital ratios but reduced the net interest margin in the second quarter by approximately 8 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The provision for loans losses was $1.3 million in the second quarter of 2015 compared to $1.8 million in the second quarter of 2014, primarily a result of a decrease in net charge-offs when comparing the same periods. Net charge-offs were $979 thousand during the second quarter of 2015, a $765 thousand decrease from the second quarter of 2014. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.20% during the second quarter of 2015 compared with 0.37% in the second quarter of 2014. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decreases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $6.5 million in the second quarter of 2015, compared to $6.6 million in the second quarter of 2014. Included in these totals are gains realized from the sale of investment securities. Exclusive of those gains, noninterest income was $6.5 million in the recently completed quarter and $5.6 million in the second quarter of 2014. The higher noninterest income in the second quarter of 2015 compared to the second quarter of 2014 is primarily a result of a $1.0 million increase in insurance income, reflecting the contributions from SDN.

Noninterest expense in the second quarter of 2015 totaled $19.2 million compared with $17.8 million in the second quarter of 2014. The increase in noninterest expense was largely due to expense attributable to SDN, which we did not own until the third quarter of 2014, and the hiring of additional personnel associated with our expansion initiatives.

The regulatory common equity Tier 1 ratio and total risk-based capital ratio were 9.50%, and 13.17%, respectively, for the second quarter of 2015. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules, which became effective January 1, 2015.

Issuance of Subordinated Notes

On April 15, 2015, the Parent issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “Subordinated Notes”) to certain accredited investors. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to April 15, 2030, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. The net proceeds from this offering were intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions. The Parent company contributed $34.0 million of net proceeds from this offering to the Bank as capital to support general corporate purposes. The notes qualify as Tier 2 capital for regulatory purposes.

We utilized the proceeds of the Subordinated Notes to purchase high-quality investment securities, comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. The issuance of the Subordinated Notes decreased second quarter 2015 net interest margin by approximately 8 basis points.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income per consolidated statements of income	$25,959	$24,883	$50,956	$49,942
Adjustment to fully taxable equivalent basis	777	701	1,529	1,396

Interest income adjusted to a fully taxable equivalent basis	26,736	25,584	52,485	51,338
Interest expense per consolidated statements of income	2,555	1,780	4,405	3,564

Net interest income on a taxable equivalent basis	$24,181	$23,804	$48,080	$47,774

2015 Leverage Strategy

During the second quarter of 2015, we utilized the proceeds of short-term FHLB advances to purchase high-quality investment securities of approximately $50 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

Analysis of Net Interest Income for the Three Months ended June 30, 2015 and 2014

Net interest income on a taxable equivalent basis for the three months ended June 30, 2015, was $24.2 million, an increase of $377 thousand or 2% versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $240.8 million or 9% compared to the second quarter of 2014. The increase in earning assets included an $87.1 million increase in average loans and a $153.8 million increase in average investment securities.

The net interest margin for the second quarter of 2015 was 3.24%, 23 basis points lower than 3.47% for the same period in 2014. This comparable period decrease was a function of a 25 basis point decrease in interest rate spread, partially offset by a higher contribution from net free funds of 2 basis points (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The lower interest rate spread was a result of a 15 basis point decrease in the yield on earning assets and a 10 basis point increase in the cost of interest-bearing liabilities. As previously discussed, the issuance of the Subordinated Notes reduced the net interest margin for the second quarter of 2015 by approximately 8 basis points.

For the second quarter of 2015, the yield on average earning assets of 3.58% was 15 basis points lower than the second quarter of 2014. Loan yields decreased 14 basis points during the second quarter of 2015 to 4.18%. Commercial business and commercial mortgage loan yields in particular, down 13 and 23 basis points, respectively, experienced lower yields because of competitive pricing pressures in a low interest rate environment. The yield on investment securities decreased 1 basis point during the second quarter of 2015 to 2.44%. Overall, the earning asset rate changes reduced interest income by $619 thousand during the second quarter of 2015, but that was more than offset by a favorable volume variance that increased interest income by $1.8 million, which collectively drove a $1.2 million increase in interest income.

The cost of average interest-bearing liabilities of 0.43% in the second quarter of 2015 was 10 basis points higher than the second quarter of 2014. The cost of average interest-bearing deposits and short-term borrowings each increased 2 basis points to 0.35% and 0.38%, respectively, in the second quarter of 2015 compared to the same quarter of 2014. The cost of long-term borrowings for the second quarter of 2015 was 6.23% due to the issuance of the Subordinated Notes in April. Overall, interest-bearing liability rate and volume increases resulted in $775 thousand of higher interest expense.

Average interest-earning assets were $2.99 billion for the second quarter 2015, an increase of $240.8 million or 9% from the comparable quarter last year, with average loans up $87.1 million and average securities up $153.8 million. The growth in average loans was comprised of increases in most loan categories, with consumer and commercial loans up $54.3 million and $44.9 million, respectively, partially offset by a $12.1 million decrease in residential mortgage loans. Loans represented 65.6% of average interest-earning assets during second quarter of 2015 compared to 68.2% during the second quarter of 2014. The yield on average loans was 4.18% for the second quarter of 2015, a decrease of 14 basis points compared to 4.32% for the second quarter of 2014. The yield on average loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2015 compared to 2014. The growth in average securities was primarily a result of securities purchased with proceeds from our previously described leverage strategy and issuance of the Subordinated Notes. Securities represented 34.4% of average interest-earning assets during second quarter of 2015 compared to 31.8% during the second quarter of 2014. The increase in the volume of average securities resulted in a $920 thousand increase in interest income, coupled with a $16 thousand increase due to the favorable rate variance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $2.37 billion in the second quarter of 2015 were $212.9 million or 10% higher than the second quarter of 2014. On average, interest-bearing deposits grew $178.1 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $49.5 million. The increase in average deposits was largely due to an increase in deposits from our Insured Cash Sweep (“ICS”) programs. For further discussion of the Certificate of Deposit Account Registry Service (“CDARS”) and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $250 thousand of higher interest expense during the second quarter of 2015. Average short-term and long-term borrowings increased $1.8 million and $33.1 million, respectively, between the second quarter periods. The increase in average long-term borrowings for the second quarter of 2015 was due to the issuance of the Subordinated Notes in April.

Analysis of Net Interest Income for the Six Months ended June 30, 2015 and June 30, 2014

Net interest income on a taxable equivalent basis for the first six months of 2015 was $48.1 million compared to $47.8 million for the same period last year. The increase in net interest income was due to an increase in average earning assets of $155.4 million or 6% compared to the first six months of 2014.

The net interest margin for the first six months of 2015 was 3.33%, 16 basis points lower than 3.49% for the same period last year. This comparable period decrease was a function of an 18 basis point decrease in interest rate spread to 3.25% during the first six months of 2015, partially offset by a 2 basis point higher contribution from net free funds. The lower interest rate spread was a net result of a 13 basis point decrease in the yield on earning assets and a 5 basis point increase in the cost of interest-bearing liabilities.

The yield on earning assets was 3.63% for the first six months of 2015, 13 basis points lower than the same period last year, primarily attributable to a decrease in the yields on the loan portfolio during the period (down 17 basis points to 4.22%), partially offset by an increase in the yields on the investment securities portfolio (up 2 basis points, to 2.46%). Overall, earning asset rate changes reduced interest income by $1.3 million during the first half of 2015, but that was more than offset by a favorable volume variance that increased interest income by $2.4 million, which collectively drove a $1.1 million increase in interest income.

The cost on interest-bearing liabilities of 0.38% for the first six months of 2015 was 5 basis points higher than the same period in 2014. Rates on interest-bearing deposits were up 1 basis point to 0.34%. The cost of long-term borrowings for the first half of 2015 was 6.20% due to the issuance of the Subordinated Notes in April. Overall, interest-bearing liability rate and volume increases resulted in $841 thousand of higher interest expense.

Average interest-earning assets were $2.91 billion for the first six months of 2015, an increase of $155.4 million or 6% from the comparable period last year, with average loans up $76.6 million and average securities up $79.0 million. The growth in average loans was comprised of increases in most loan categories, with commercial and consumer loans up $25.4 million and $64.3 million, respectively, partially offset by a $13.1 million decrease in residential mortgage loans.

Average interest-bearing liabilities of $2.31 billion in the first six months of 2015 were $146.4 million or 7% higher than the first six months of 2014. On average, interest-bearing deposits grew $140.2 million, while noninterest-bearing demand deposits were up $44.9 million and average short-term borrowings decreased $10.4 million. Average long-term borrowings increased $16.6 million during the first half of 2015 due to the issuance of the Subordinated Notes in April.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$26	$—	0.39%	$94	$—	0.07%
Investment securities (1):
Taxable	741,355	4,069	2.20	621,967	3,353	2.16
Tax-exempt (2)	288,285	2,221	3.08	253,888	2,001	3.15

Total investment securities	1,029,640	6,290	2.44	875,855	5,354	2.45
Loans:
Commercial business	284,535	2,922	4.12	275,105	2,912	4.25
Commercial mortgage	509,317	5,823	4.59	473,883	5,692	4.82
Residential mortgage	96,474	1,134	4.70	108,535	1,306	4.81
Home equity	390,135	3,733	3.84	346,911	3,428	3.96
Consumer indirect	664,222	6,281	3.79	651,150	6,297	3.88
Other consumer	18,848	553	11.76	20,855	595	11.44

Total loans	1,963,531	20,446	4.18	1,876,439	20,230	4.32

Total interest-earning assets	2,993,197	26,736	3.58	2,752,388	25,584	3.73

Allowance for loan losses	(27,924)			(27,551)
Other noninterest-earning assets	297,838			248,898

Total assets	$3,263,111			$2,973,735

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$561,570	$197	0.14%	$509,398	$151	0.12%
Savings and money market	929,701	289	0.12	789,956	232	0.12
Time deposits	616,145	1,341	0.87	629,945	1,194	0.76

Total interest-bearing deposits	2,107,416	1,827	0.35	1,929,299	1,577	0.33
Short-term borrowings	226,577	213	0.38	224,801	203	0.36
Long-term borrowings	33,053	515	6.23	—	—	—

Total borrowings	259,630	728	1.12	224,801	203	0.36

Total interest-bearing liabilities	2,367,046	2,555	0.43	2,154,100	1,780	0.33

Noninterest-bearing demand deposits	587,396			537,895
Other noninterest-bearing liabilities	21,320			13,583
Shareholders’ equity	287,349			268,157

Total liabilities and shareholders’ equity	$3,263,111			$2,973,735

Net interest income (tax-equivalent)		$24,181			$23,804

Interest rate spread			3.15%			3.40%

Net earning assets	$626,151			$598,288

Net interest margin (tax-equivalent)			3.24%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.45%			127.77%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$75	$—	0.23%	$204	$—	0.08%
Investment securities (1):
Taxable	686,299	7,532	2.20	638,151	6,854	2.15
Tax-exempt (2)	282,792	4,370	3.09	251,917	3,987	3.17

Total investment securities	969,091	11,902	2.46	890,068	10,841	2.44
Loans:
Commercial business	274,729	5,646	4.14	270,148	5,823	4.35
Commercial mortgage	494,095	11,374	4.64	473,312	11,198	4.77
Residential mortgage	97,861	2,308	4.72	110,949	2,679	4.83
Home equity	388,102	7,445	3.87	337,922	6,711	4.00
Consumer indirect	662,982	12,707	3.86	646,720	12,881	4.02
Other consumer	19,290	1,103	11.53	21,455	1,205	11.32

Total loans	1,937,059	40,583	4.22	1,860,506	40,497	4.39

Total interest-earning assets	2,906,225	52,485	3.63	2,750,778	51,338	3.76

Allowance for loan losses	(27,904)			(27,153)
Other noninterest-earning assets	311,400			245,966

Total assets	$3,189,721			$2,969,591

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$556,564	$353	0.13%	$510,231	$311	0.12%
Savings and money market	884,709	506	0.12	775,956	467	0.12
Time deposits	609,169	2,588	0.86	624,068	2,324	0.75

Total interest-bearing deposits	2,050,442	3,447	0.34	1,910,255	3,102	0.33
Short-term borrowings	239,103	443	0.37	249,470	462	0.37
Long-term borrowings	16,618	515	6.20	—	—	—

Total borrowings	255,721	958	0.75	249,470	462	0.37

Total interest-bearing liabilities	2,306,163	4,405	0.38	2,159,725	3,564	0.33

Noninterest-bearing demand deposits	576,011			531,158
Other noninterest-bearing liabilities	21,386			13,800
Shareholders’ equity	286,161			264,908

Total liabilities and shareholders’ equity	$3,189,721			$2,969,591

Net interest income (tax-equivalent)		$48,080			$47,774

Interest rate spread			3.25%			3.43%

Net earning assets	$600,062			$591,053

Net interest margin (tax-equivalent)			3.33%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.02%			127.37%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended June 30, 2015 vs. 2014			Six months ended June 30, 2015 vs. 2014
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	654	62	716	526	152	678
Tax-exempt	266	(46)	220	479	(96)	383

Total investment securities	920	16	936	1,005	56	1,061
Loans:
Commercial business	98	(88)	10	98	(275)	(177)
Commercial mortgage	413	(282)	131	483	(307)	176
Residential mortgage	(143)	(29)	(172)	(310)	(61)	(371)
Home equity	417	(112)	305	969	(235)	734
Consumer indirect	125	(141)	(16)	319	(493)	(174)
Other consumer	(59)	17	(42)	(124)	22	(102)

Total loans	851	(635)	216	1,435	(1,349)	86

Total interest income	1,771	(619)	1,152	2,440	(1,293)	1,147

Interest expense:
Deposits:
Interest-bearing demand	16	30	46	29	13	42
Savings and money market	42	15	57	63	(24)	39
Time deposits	(27)	174	147	(56)	320	264

Total interest-bearing deposits	31	219	250	36	309	345
Short-term borrowings	2	8	10	(19)	—	(19)
Long-term borrowings	258	257	515	258	257	515

Total borrowings	260	265	525	239	257	496

Total interest expense	291	484	775	275	566	841

Net interest income	$1,480	$(1,103)	$377	$2,165	$(1,859)	$306

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $1.3 million and $4.0 million for the three and six month periods ended June 30, 2015, compared with provisions of $1.8 million and $3.9 million for the corresponding periods in 2014, respectively. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service charges on deposits	$1,964	$2,241	$3,843	$4,491
Insurance income	1,057	16	2,665	57
ATM and debit card	1,283	1,257	2,476	2,431
Investment advisory	541	561	1,028	1,123
Company owned life insurance	493	425	960	828
Investments in limited partnerships	55	81	529	707
Loan servicing	96	176	263	330
Net gain on sale of loans held for sale	39	50	108	155
Net gain on disposal of investment securities	—	949	1,062	1,262
Net gain (loss) on disposal of other assets	16	24	20	(11)
Other	911	797	1,798	1,561

Total noninterest income	$6,455	$6,577	$14,752	$12,934

Service charges on deposit accounts decreased $277 thousand or 12% in the second quarter of 2015 and $648 thousand or 14% for the six months ended June 30, 2015, compared to the same periods a year earlier. The decreases were primarily due to a decrease in the amount of checking account overdraft activity.

Insurance income increased $1.0 million and $2.6 million for the three and six months ended June 30, 2015, respectively, over the same periods in 2014. The increases reflect the contributions from SDN, which was acquired during the third quarter 2014 as part of the Company’s strategy to diversify its business lines and increase noninterest income through additional fee-based services.

Investment advisory income decreased $20 thousand or 4% and $95 thousand or 8%, in the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. Investment advisory income fluctuates mainly due to sales volume, which decreased during the first half of 2015.

Company owned life insurance increased by $68 thousand or 16% in the second quarter of 2015 and $132 thousand or 16% for the six months ended June 30, 2015, compared to the same periods a year earlier. The increases were primarily due to new policies purchased during the third and fourth quarters of 2014.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $55 thousand and $529 thousand for the three and six months ended June 30, 2015, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

Loan servicing income decreased $80 thousand and $67 thousand during the three and six months ended June 30, 2015, compared to the same periods a year earlier, primarily due to lower fees collected as a result of a decrease in the sold and serviced portfolio.

During the first quarter of 2015 we recognized net gains on investment securities totaling $1.1 million from the sale of six agency securities and nine mortgage backed securities. There were no sales of securities during the second quarter of 2015. We recognized pre-tax gains on investment securities of $313 thousand from the sale of 6 securities during the first quarter of 2014 and gains of $949 thousand from the sale of 15 securities during the second quarter of 2014. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

Other noninterest income increased $114 thousand or 14% in the second quarter of 2015 and $237 thousand or 15% for the six months ended June 30, 2015, compared to the same periods a year earlier. Merchant services income and credit card correspondent income comprised the majority of the comparable increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$10,606	$9,063	$20,829	$18,319
Occupancy and equipment	3,375	3,139	7,074	6,374
Professional services	866	1,384	1,834	2,356
Computer and data processing	810	777	1,512	1,500
Supplies and postage	508	535	1,071	1,047
FDIC assessments	415	388	833	810
Advertising and promotions	238	214	477	393
Other	2,418	2,308	4,617	4,222

Total noninterest expense	$19,236	$17,808	$38,247	$35,021

During the three and six month periods ended June 30, 2015, salaries and employee benefits increased by $1.5 million and $2.5 million, respectively, when compared to the same periods one year earlier. Salaries expense increased $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively, when compared to the same periods one year earlier. The increases in salaries expense reflect the SDN acquisition and the hiring of additional personnel associated with our expansion initiatives, both of which occurred during the second half of 2014. Employee benefits expense increased $537 thousand and $456 thousand for the three and six months ended June 30, 2015, respectively, when compared to the same periods one year earlier. The increases in employee benefits expense were primarily due to higher medical expenses and higher expense related to our defined benefit retirement plan. We typically experience higher medical claims in the second quarter each year under the Company’s self-insured plan as more employees have converted to high-deductible heath plans. We recognized a combined net periodic pension expense of $182 thousand and $365 thousand on our pension and post-retirement obligations during the three and six months ended June 30, 2015, respectively, compared to $55 thousand and $111 thousand during the three and six months ended June 30, 2014, respectively. Defined benefit pension expense increased during the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increased benefit plan cost from the use of a lower discount rate and the impact of changes in mortality assumptions.

Occupancy and equipment expense increased by $236 thousand in the second quarter of 2015 and $700 thousand for the six months ended June 30, 2015, when compared to the same periods one year earlier. The increases were primarily related to higher contractual service expenses and incremental expenses from the SDN facility.

Professional fees decreased $518 thousand in the second quarter of 2015 and $522 thousand in the six months ended June 30, 2015, compared to the same periods a year earlier. The second quarter of 2014 professional fees expense included professional services associated with the acquisition of SDN.

FDIC assessments increased $27 thousand or 7% in the second quarter of 2015 and $23 thousand or 3% for the six months ended June 30, 2015, compared to the same periods a year earlier. The increased assessments are a direct result of the growth in our balance sheet.

Advertising and promotions costs were up $24 thousand in the second quarter of 2015 and $84 thousand for the six months ended June 30, 2015, compared to the same periods a year earlier, due to the timing of marketing campaigns and promotions We proactively market our products but vary the timing based on projected benefits and needs.

Other noninterest expense was $2.4 million in the second quarter of 2015 and $4.6 million for the six months ended June 30, 2015, representing increases of $110 thousand and $395 thousand, respectively, from the same periods in 2014. Other noninterest expense for the three and six months ended June 30, 2015 included increases of $152 thousand and $304 thousand, respectively, in intangible asset amortization attributable to the SDN acquisition.

The efficiency ratio for the second quarter of 2015 was 62.00% compared with 60.15% for the second quarter of 2014, and 61.13% for the six months ended June 30, 2015, compared to 58.54% for the same period a year ago. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. The broadening of our financial services and accompanying increased spending has resulted in a shift in our efficiency ratio as a measure of productivity. As we begin to provide more diversified financial services our efficiency ratio is expected to be in the low 60% range. This approach will decrease our sensitivity to traditional banking revenues which are subject to interest rate changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

We recorded income tax expense of $2.8 million in the second quarter of 2015, compared to of $3.1 million in the second quarter of 2014. For the six months ended June 30, 2015, income tax expense totaled $5.6 million compared to $6.2 million in the same period of 2014. The effective tax rates for the three and six month periods ended June 30, 2015 were 29.5% and 29.6%, respectively, in comparison to 30.5% and 30.2% for the three and six months ended June 30, 2014, respectively. The decreases in income tax expense were primarily due to lower pre-tax income. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate reflects the New York State tax savings generated by our real estate investment trust, which commenced operations during February 2014.

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

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$271,774	$270,077	$160,334	$160,475
Mortgage-backed securities:
Agency mortgage-backed securities	502,316	501,214	458,959	460,570
Non-Agency mortgage-backed securities	—	1,123	—	1,218
Asset-backed securities	—	225	—	231

Total available for sale securities	774,090	772,639	619,293	622,494
Securities held to maturity:
State and political subdivisions	289,713	294,052	277,273	281,384
Mortgage-backed securities	31,107	30,821	17,165	17,311

Total held to maturity securities	320,820	324,873	294,438	298,695

Total investment securities	$1,094,910	$1,097,512	$913,731	$921,189

The available for sale (“AFS”) investment securities portfolio increased $150.1 million or 24%, from $622.5 million at December 31, 2014 to $772.6 million at June 30, 2015. The AFS portfolio had net unrealized losses totaling $1.5 million at June 30, 2015 and unrealized gains totaling $3.2 million at December 31, 2014, respectively. The unrealized losses in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing the intent to sell the debt security or the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions specifically related to the security, an industry, or a geographic area, the historical and implied volatility of the fair value of the security, the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the six month periods ended June 30, 2015 and 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial business	$292,791	14.6%	$267,409	14.0%
Commercial mortgage	536,590	26.7	475,092	24.9

Total commercial	829,381	41.3	742,501	38.9
Residential mortgage	95,162	4.7	100,101	5.2
Home equity	398,854	19.8	386,615	20.2
Consumer indirect	666,550	33.2	661,673	34.6
Other consumer	19,326	1.0	21,112	1.1

Total consumer	1,084,730	54.0	1,069,400	55.9

Total loans	2,009,273	100.0%	1,912,002	100.0%

Allowance for loan losses	27,500		27,637

Total loans, net	$1,981,773		$1,884,365

Total loans increased $97.3 million, or 5%, to $2.00 billion at June 30, 2015 from $1.91 billion at December 31, 2014. The increase in loans was attributable to organic growth, primarily in the commercial loan portfolios.

Commercial loans increased $86.9 million and represented 41.3% of total loans as of June 30, 2015, a result of our continued commercial business development efforts.

Residential mortgage loans decreased $4.9 million to $95.2 million as of June 30, 2015 in comparison to $100.1 million as of December 31, 2014. This category of loans decreased as we continue to sell the majority of our newly originated and refinanced residential mortgages to the secondary market rather than adding them to our portfolio.

Our home equity portfolio, which consists of home equity loans and lines, totaled $398.9 million and represented 19.8% of total loans as of June 30, 2015. Approximately 81% of the loans in the home equity portfolio were first lien positions as of June 30, 2015.

The consumer indirect portfolio totaled $666.6 million as of June 30, 2015 and represented 33.2% of total loans as of June 30, 2015. During the first six months of 2015, we originated $149.3 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. This compares with $158.7 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto for the same period in 2014. Our origination volumes and mix of new and used vehicles financed fluctuates depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $448 thousand and $755 thousand as of June 30, 2015 and December 31, 2014, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $204.9 million and $215.2 million as of June 30, 2015 and December 31, 2014, respectively, as runoff outpaced production in the first six months of 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance as of beginning of period	$27,191	$27,152	$27,637	$26,736
Charge-offs:
Commercial business	13	3	1,154	71
Commercial mortgage	201	165	810	165
Residential mortgage	22	69	77	147
Home equity	154	156	238	262
Consumer indirect	1,841	2,331	4,263	4,786
Other consumer	154	224	413	493

Total charge-offs	2,385	2,948	6,955	5,924
Recoveries:
Commercial business	86	68	134	97
Commercial mortgage	7	6	96	13
Residential mortgage	13	8	46	29
Home equity	9	29	19	40
Consumer indirect	1,196	995	2,301	2,100
Other consumer	95	98	193	211

Total recoveries	1,406	1,204	2,789	2,490

Net charge-offs	979	1,744	4,166	3,434
Provision for loan losses	1,288	1,758	4,029	3,864

Balance at end of period	$27,500	$27,166	$27,500	$27,166

Net loan charge-offs to average loans (annualized)	0.20%	0.37%	0.43%	0.37%
Allowance for loan losses to total loans	1.37%	1.43%	1.37%	1.43%
Allowance for loan losses to non-performing loans	257%	306%	257%	306%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Based on this analysis, we believe the overall allowance for loan losses is adequate as of June 30, 2015.

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

Net charge-offs of $979 thousand in the second quarter of 2015 represented 0.20% of average loans on an annualized basis compared to $1.7 million or 0.37% in the second quarter of 2014. For the six months ended June 30, 2015 net charge-offs of $4.2 million represented 0.43% of average loans compared to $3.4 million or 0.37% of average loans for same period in 2014. The year-to-date increase in net charge-offs was primarily driven by the charge-off during the first quarter of 2015 of two commercial loan relationships totaling $1.7 million that had been previously reserved by the Company.

The allowance for loan losses was $27.5 million at June 30, 2015, compared with $27.6 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.37% at June 30, 2015, compared with 1.45% at December 31, 2014. The ratio of allowance for loan losses to non-performing loans was 257% at June 30, 2015, compared with 272% at December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30,	December 31,
	2015	2014
Nonaccrual loans:
Commercial business	$4,643	$4,288
Commercial mortgage	3,070	3,020
Residential mortgage	1,628	1,194
Home equity	619	463
Consumer indirect	728	1,169
Other consumer	11	11

Total nonaccrual loans	10,699	10,145
Accruing loans 90 days or more delinquent	9	8

Total non-performing loans	10,708	10,153
Foreclosed assets	165	194

Total non-performing assets	$10,873	$10,347

Non-performing loans to total loans	0.53%	0.53%
Non-performing assets to total assets	0.32%	0.33%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and six months ended June 30, 2015 was as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2015	June 30, 2015
Nonaccrual loans, beginning of period	$11,064	$10,145
Additions	3,611	10,383
Payments	(1,295)	(2,587)
Charge-offs	(2,313)	(6,759)
Returned to accruing status	(289)	(353)
Transferred to other real estate or repossessed assets	(79)	(130)

Nonaccrual loans, end of period	$10,699	$11,699

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2015 were $10.9 million, an increase of $526 thousand from $10.3 million at December 31, 2014. The primary component of non-performing assets is non-performing loans, which were $10.7 million or 0.53% of total loans at June 30, 2015, an increase of $554 thousand from $10.1 million or 0.53% of total loans at December 31, 2014. Included in non-performing loans at June 30, 2015 is one $2.5 million commercial credit relationship which we placed on nonaccrual status during the first quarter of 2015. This downgrade resulted in an increase in our provision for losses of approximately $800 thousand during the first quarter of 2015. The loans comprising this credit relationship are performing in accordance with their contractual terms as of June 30, 2015 and the Company continues to monitor this relationship closely.

Approximately $4.1 million, or 38%, of the $10.7 million in non-performing loans as of June 30, 2015 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $3.3 million and $3.0 million at June 30, 2015 and December 31, 2014, respectively. We had no TDRs that were accruing interest as of June 30, 2015 or December 31, 2014.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $165 thousand at June 30, 2015 and four properties totaling $194 thousand at December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans classified as substandard that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We identified $13.0 million and $13.7 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2015 and December 31, 2014, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$602,143	22.6%	$571,260	23.3%
Interest-bearing demand	530,861	20.0	490,190	20.0
Savings and money market	910,215	34.3	795,835	32.5
Certificates of deposit < $100,000	348,002	13.1	347,899	14.2
Certificates of deposit of $100,000 or more	265,017	10.0	245,343	10.0

Total deposits	$2,656,238	100.0%	$2,450,527	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2015, total deposits were $2.66 billion, representing an increase of $205.7 million in comparison to $2.45 billion as of December 31, 2014. Certificates of deposit were approximately 23% and 24% of total deposits at June 30, 2015 and December 31, 2014, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $1.95 billion and $1.84 billion at June 30, 2015 and December 31, 2014, respectively, and represented 74% and 75% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $701.3 million and $607.5 million at June 30, 2015 and December 31, 2014, respectively, and represented 26% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2015 was due mainly higher municipal deposits resulting from successful business development efforts.

We had no traditional brokered deposits at June 30, 2015 or December 31, 2014; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $79.9 million and $119.2 million, respectively, at June 30, 2015, compared to $79.7 million and $67.1 million, respectively, at December 31, 2014. The year-to-date increase in ICS deposits is primarily due to customer balances transferred from the customer repurchase agreement product. See the “Borrowings” section below for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Short-term borrowings:
Short-term FHLB borrowings	$350,600	$295,300
Repurchase agreements	—	39,504

Total short-term borrowings	350,600	334,804
Long-term borrowings:
Subordinated notes	38,955	—

Total borrowings	$389,555	$334,804

Short-term Borrowings

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $29 million of immediate credit capacity with the FHLB as of June 30, 2015. We had approximately $490 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2015. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2015. Additionally, we had approximately $199 million of unencumbered liquid securities available for pledging.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of up to one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2015 consisted of $169.0 million in overnight borrowings and $181.6 million in short-term advances. Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances. During the second quarter of 2015, we discontinued the customer repurchase agreement product and transferred most of those customers into the ICS deposit product.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2015, no amounts have been drawn on the line of credit.

Long-term Borrowings

On April 15, 2015, the Company issued the Subordinated Notes to certain accredited investors. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to April 15, 2030, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Debt issuance costs totaled $1.1 million and are being amortized as an adjustment to interest expense over 15 years. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. The net proceeds from this offering were intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $350.6 million outstanding at June 30, 2015. In addition to this amount, we have additional collateralized wholesale borrowing capacity of $639 million from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2015. The line of credit has a one year term and matures in May 2016. Funds drawn will be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $52.6 million as of June 30, 2015, a decrease of $5.6 million from $58.2 million as of December 31, 2014. Net cash provided by operating activities totaled $22.3 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $282.1 million, which included outflows of $101.6 million for net loan originations and $177.8 million from net investment securities transactions. Net cash provided by financing activities of $254.2 million was attributed to a $205.7 million increase in deposits, net proceeds of $38.9 million from the Subordinated Notes issuance and a $15.8 million increase in short-term borrowings, partly offset by $6.4 million in dividend payments.

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

On April 15, 2015, the Parent issued the Subordinated Notes to certain accredited investors. See the “Executive Overview” section of this Management’s Discussion and Analysis for further discussion regarding the issuance of the Subordinated Notes. The Parent contributed $34.0 million of the net proceeds from the Subordinated Notes offering to the Bank as capital to support both organic growth and opportunistic acquisitions.

Shareholders’ equity was $284.4 million at June 30, 2015, an increase of $4.9 million from $279.5 million at December 31, 2014. Net income for the year increased shareholders’ equity by $13.4 million, which was partially offset by common and preferred stock dividends declared of $6.4 million. Accumulated other comprehensive income included in shareholders’ equity decreased $2.7 million during the first six months of 2015 due primarily to higher net unrealized losses on securities available for sale.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Basel III Capital Rules “ section below for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2015	2014
Common shareholders’ equity	$267,095	$262,192
Less: Goodwill and other intangible assets (1)	62,244	68,639
Net unrealized (loss) gain on investment securities (2)	(1,321)	1,625
Net periodic pension & postretirement benefits plan adjustments	(10,361)	(10,636)
Other	150	—

Common equity Tier 1 (“CET1”) capital	216,383	n/a
Plus: Preferred stock	17,340	17,340
Less: Other	225	—

Tier 1 Capital	233,498	219,904
Plus: Qualifying allowance for loan losses	27,500	26,262
Subordinated Notes	38,955	—

Total regulatory capital (3)	$299,953	$246,166

Adjusted average total assets (for leverage capital purposes) (3)	$3,196,238	$2,993,050

Total risk-weighted assets (3)	$2,278,114	$2,099,626

Regulatory Capital Ratios (3)
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.31%	7.35%
CET1 capital (CET1 capital to total risk-weighted assets)	9.50	n/a
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.25	10.47
Total risk-based capital (Total risk-based capital to total risk-weighted assets)	13.17	11.72

(1)	June 30, 2015 calculated net of deferred tax liabilities.
(2)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.
(3)	June 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Tier 1 leverage:	Company	$233,498	7.31%	$127,850	4.00%	$159,812	5.00%
	Bank	257,220	8.06	127,851	4.00	159,476	5.00
CET1 capital:	Company	216,383	9.50	102,515	4.50	148,077	6.50
	Bank	257,220	11.33	102,183	4.50	147,598	6.50
Tier 1 capital:	Company	233,498	10.25	136,687	6.00	182,249	8.00
	Bank	257,220	11.33	136,244	6.00	181,659	8.00
Total risk-based capital:	Company	299,953	13.17	182,249	8.00	227,811	10.00
	Bank	284,720	12.54	181,659	8.00	227,074	10.00
December 31, 2014
Tier 1 leverage:	Company	$219,904	7.35%	$119,722	4.00%	$149,653	5.00%
	Bank	215,672	7.21	119,671	4.00	149,588	5.00
Tier 1 capital:	Company	219,904	10.47	83,985	4.00	125,977	6.00
	Bank	215,672	10.28	83,889	4.00	125,834	6.00
Total risk-based capital:	Company	246,166	11.72	167,970	8.00	209,962	10.00
	Bank	241,905	11.53	167,779	8.00	209,723	10.00

As previously discussed, the Parent company contributed $34.0 million of net proceeds from the Subordinated Notes offering to the Bank as capital to support both organic growth and opportunistic acquisitions. The Bank’s leverage ratio and total risk-based capital ratio increased to 8.06% and 12.54%, respectively, at June 30, 2015, compared to 7.21% and 11.53%, respectively, at December 31, 2014, all of which exceeded the regulatory thresholds required to be classified as a “well capitalized” institution as established by the Bank’s primary banking regulators.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Basel III Capital Rules

In July 2013, the FRB and the FDIC approved the final rules implementing the BCBS’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Portfolio Composition

With the exception of the $40.0 million of 6.0% fixed to floating rate subordinated notes issued by the Company on April 15, 2015, there was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2014 to June 30, 2015. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation, which measures rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At June 30, 2015, the Company was generally neutral to slightly liability sensitive, meaning that, in most cases, net interest income tends to remain relatively unchanged or in certain rising rate conditions, decline slightly.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2016 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(902)	$(47)	$599	$(1,103)
% Change	(0.92)%	(0.05)%	0.61%	(1.13)%

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment.

The simulations referenced above and below are based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2015 and December 31, 2014. The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2015 and December 31, 2014. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	June 30, 2015			December 31, 2014
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$502,621			$476,735
- 100 Basis Points	514,277	$11,656	2.32%	489,184	$12,449	2.61%
+ 100 Basis Points	478,066	(24,555)	(4.89)	466,983	(9,752)	(2.05)
+ 200 Basis Points	451,020	(51,601)	(10.27)	453,868	(22,867)	(4.80)

The Pre-Shock Scenario EVE was $502.6 million at June 30, 2015, compared to $476.7 million at December 31, 2014. The increase in the Pre-Shock Scenario EVE at June 30, 2015, compared to December 31, 2014 resulted primarily from a more favorable valuation of non-maturity deposits and commercial mortgages that reflected alternative funding and investment rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE decreased from $453.9 million at December 31, 2014 to $451.0 million at June 30, 2015, reflecting less favorable asset valuations that reflected investment rate changes offset by more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from to (4.80)% at December 31, 2014 to (10.27)% at June 30, 2015. The decrease in sensitivity resulted from a reduced benefit in the asset valuations in the +200 basis point Rate Shock Scenario EVE as of June 30, 2015, compared to December 31, 2014.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors

The Company has experienced no material changes in its risk factors from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2015, the Company issued a total of 2,363 shares of our common stock as the stock component of our annual retainer to three non-employee directors and 10,750 restricted shares of our common stock as our annual stock award to each of our non-employee directors without registration under the Securities Act of 1933, as amended (the “Securities Act”). These shares were issued under our 2015 Long-Term Incentive Plan (the “Plan”), which was approved by our shareholders at the annual meeting on May 6, 2015, but prior to our filing of a Form S-8 registration statement under the Securities Act for the Plan. These shares of common stock are subject to the resale prohibition under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act.

The issuances of securities set forth above were made without registration under the Securities Act in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act based on our directors’ financial sophistication and knowledge of the Company.

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

1.1	Underwriting Agreement, dated April 9, 2015, by and among Financial Institutions, Inc., and Sterne Agee & Leach, Inc.	Incorporated by reference to Exhibit 1.1 of the Form 8-K, dated April 10, 2015

4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015

4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015

4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030.	Incorporated by reference to Exhibit 4.3 of the Form 8-K, dated April 15, 2015

10.1	Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.2	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.3	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.4	Form of Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.5	Form of Performance Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.6	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.7	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 5, 2015
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, August 5, 2015
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, August 5, 2015
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)