Form 10-Q
period 2015-09-30
FINANCIAL INSTITUTIONS INC
filed 2015-11-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 14,189,535 shares of Common Stock, $0.01 par value, outstanding as of October 28, 2015.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$51,334	$58,151
Securities available for sale, at fair value	577,509	622,494
Securities held to maturity, at amortized cost (fair value of $496,751 and $298,695, respectively)	490,638	294,438
Loans held for sale	1,568	755
Loans (net of allowance for loan losses of $26,455 and $27,637, respectively)	2,009,781	1,884,365
Company owned life insurance	62,486	61,004
Premises and equipment, net	38,032	36,394
Goodwill and other intangible assets, net	67,925	68,639
Other assets	58,335	63,281

Total assets	$3,357,608	$3,089,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$623,296	$571,260
Interest-bearing demand	563,731	490,190
Savings and money market	942,673	795,835
Certificates of deposit	623,800	593,242

Total deposits	2,753,500	2,450,527
Short-term borrowings	241,400	334,804
Long-term borrowings, net of issuance costs of $1,028	38,972	—
Other liabilities	28,302	24,658

Total liabilities	3,062,174	2,809,989

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized and 1,492 shares issued and outstanding	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized and 171,906 shares issued and outstanding	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,397,509 shares issued	144	144
Additional paid-in capital	72,427	72,955
Retained earnings	215,470	203,312
Accumulated other comprehensive loss	(6,052)	(9,011)
Treasury stock, at cost – 208,674 and 279,461 shares, respectively	(3,895)	(5,208)

Total shareholders’ equity	295,434	279,532

Total liabilities and shareholders’ equity	$3,357,608	$3,089,521

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$21,210	$20,671	$61,793	$61,168
Interest and dividends on investment securities	5,797	4,458	16,170	13,903

Total interest income	27,007	25,129	77,963	75,071

Interest expense:
Deposits	1,917	1,627	5,364	4,729
Short-term borrowings	342	244	785	706
Long-term borrowings	617	—	1,132	—

Total interest expense	2,876	1,871	7,281	5,435

Net interest income	24,131	23,258	70,682	69,636
Provision for loan losses	754	2,015	4,783	5,879

Net interest income after provision for loan losses	23,377	21,243	65,899	63,757

Noninterest income:
Service charges on deposits	2,037	2,277	5,880	6,768
Insurance income	1,265	922	3,930	979
ATM and debit card	1,297	1,263	3,773	3,694
Investment advisory	523	524	1,551	1,647
Company owned life insurance	488	421	1,448	1,249
Investments in limited partnerships	336	187	865	894
Loan servicing	153	120	416	450
Net gain on sale of loans held for sale	53	76	161	231
Net gain on disposal of investment securities	286	515	1,348	1,777
Net gain on disposal of other assets	—	72	20	61
Amortization of tax credit investment	(390)	—	(390)	—
Other	957	884	2,755	2,445

Total noninterest income	7,005	7,261	21,757	20,195

Noninterest expense:
Salaries and employee benefits	10,278	9,725	31,107	28,044
Occupancy and equipment	3,417	3,131	10,491	9,505
Professional services	1,064	976	2,898	3,332
Computer and data processing	779	725	2,291	2,225
Supplies and postage	540	507	1,611	1,554
FDIC assessments	444	390	1,277	1,200
Advertising and promotions	312	216	789	609
Other	2,484	2,285	7,101	6,507

Total noninterest expense	19,318	17,955	57,565	52,976

Income before income taxes	11,064	10,549	30,091	30,976
Income tax expense	2,748	3,365	8,389	9,541

Net income	$8,316	$7,184	$21,702	$21,435

Preferred stock dividends	366	366	1,097	1,097

Net income available to common shareholders	$7,950	$6,818	$20,605	$20,338

Earnings per common share (Note 3):
Basic	$0.56	$0.49	$1.46	$1.47
Diluted	$0.56	$0.49	$1.46	$1.46
Cash dividends declared per common share	$0.20	$0.19	$0.60	$0.57
Weighted average common shares outstanding:
Basic	14,087	13,953	14,076	13,840
Diluted	14,139	14,007	14,124	13,890

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$8,316	$7,184	$21,702	$21,435
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	5,492	(1,745)	2,546	4,683
Pension and post-retirement obligations	138	19	413	58

Total other comprehensive income (loss), net of tax	5,630	(1,726)	2,959	4,741

Comprehensive income	$13,946	$5,458	$24,661	$26,176

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2015 and 2014

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2014	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	—	—	—	21,435	—	—	21,435
Other comprehensive income, net of tax	—	—	—	—	4,741	—	4,741
Issuance of common stock for acqusition	—	2	5,398	—	—	—	5,400
Purchases of common stock for treasury	—	—	—	—	—	(195)	(195)
Repurchase of Series B-1 8.48% preferred stock	(2)				—	—	(2)
Share-based compensation plans:
Share-based compensation	—	—	383	—	—	—	383
Stock options exercised	—	—	2	—	—	158	160
Restricted stock awards issued, net	—	—	(554)	—	—	554	—
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.57 per share	—	—	—	(7,906)	—	—	(7,906)

Balance at September 30, 2014	$17,340	$144	$72,803	$198,569	$(5,446)	$(5,652)	$277,758

Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	—	—	—	21,702	—	—	21,702
Other comprehensive income, net of tax	—	—	—	—	2,959	—	2,959
Purchases of common stock for treasury	—	—	—	—	—	(41)	(41)
Share-based compensation plans:
Share-based compensation	—	—	520	—	—	—	520
Stock options exercised	—	—	1	—	—	251	252
Restricted stock awards issued, net	—	—	(1,060)	—	—	1,060	—
Stock awards	—	—	11	—	—	43	54
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.60 per share	—	—	—	(8,447)	—	—	(8,447)

Balance at September 30, 2015	$17,340	$144	$72,427	$215,470	$(6,052)	$(3,895)	$295,434

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,702	$21,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,065	3,247
Net amortization of premiums on securities	2,355	2,435
Provision for loan losses	4,783	5,879
Share-based compensation	520	383
Deferred income tax expense	318	802
Proceeds from sale of loans held for sale	10,370	12,649
Originations of loans held for sale	(11,022)	(10,919)
Increase in company owned life insurance	(1,448)	(1,249)
Net gain on sale of loans held for sale	(161)	(231)
Net gain on disposal of investment securities	(1,348)	(1,777)
Amortization of tax credit investment	390	—
Net gain on sale and disposal of other assets	(20)	(61)
Decrease in other assets	2,830	5,420
Increase (decrease) in other liabilities	1,819	(61)

Net cash provided by operating activities	35,153	37,952

Cash flows from investing activities:
Purchases of available for sale securities	(271,899)	(179,203)
Purchases of held to maturity securities	(53,768)	(50,394)
Proceeds from principal payments, maturities and calls on available for sale securities	118,378	123,625
Proceeds from principal payments, maturities and calls on held to maturity securities	23,826	26,432
Proceeds from sales of securities available for sale	37,620	76,100
Net loan originations	(130,485)	(79,138)
Purchases of company owned life insurance	(34)	(5,034)
Proceeds from sales of other assets	167	1,289
Purchases of premises and equipment	(4,957)	(4,448)
Cash consideration paid for acquisition, net of cash acquired	—	(7,995)

Net cash used in investing activities	(281,152)	(98,766)

Cash flows from financing activities:
Net increase in deposits	302,973	218,768
Net decrease in short-term borrowings	(93,404)	(121,075)
Issuance of long-term debt	40,000	—
Debt issuance costs	(1,060)	—
Repurchase of preferred stock	—	(2)
Purchase of common stock for treasury	(41)	(195)
Proceeds from stock options exercised	252	160
Cash dividends paid to common and preferred shareholders	(9,538)	(8,952)

Net cash provided by financing activities	239,182	88,704

Net (decrease) increase in cash and cash equivalents	(6,817)	27,890
Cash and cash equivalents, beginning of period	58,151	59,692

Cash and cash equivalents, end of period	$51,334	$87,582

Supplemental information:
Cash paid for interest	$5,566	$5,056
Cash paid for income taxes	4,257	9,739
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	286	394
Accrued and declared unpaid dividends	3,183	3,032
Increase in net unsettled security purchases	2,232	1,724
Securities transferred from available for sale to held to maturity (at fair value)	165,238	12,802
Loans transferred from held for sale to held for investment	—	853
Common stock issued for acquisition	—	5,400

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, the Company will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. Retrospective adoption is required. The Company early adopted this standard during the quarter ended June 30, 2015, concurrent with the issuance of the Subordinated Notes described in Note 7. Unamortized debt issuance costs of $1.0 million are included in the net balance of long-term borrowings reported on the Consolidated Statements of Financial Condition. Retrospective application of this standard did not impact previously issued financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income available to common shareholders	$7,950	$6,818	$20,605	$20,338
Weighted average common shares outstanding:
Total shares issued	14,398	14,318	14,398	14,214
Unvested restricted stock awards	(100)	(64)	(92)	(64)
Treasury shares	(211)	(301)	(230)	(310)

Total basic weighted average common shares outstanding	14,087	13,953	14,076	13,840
Incremental shares from assumed:
Exercise of stock options	23	26	22	25
Vesting of restricted stock awards	29	28	26	25

Total diluted weighted average common shares outstanding	14,139	14,007	14,124	13,890
Basic earnings per common share	$0.56	$0.49	$1.46	$1.47

Diluted earnings per common share	$0.56	$0.49	$1.46	$1.46

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	—	—	—	5
Restricted stock awards	—	—	1	1

	—	—	1	6

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$261,364	$2,539	$351	$263,552
Mortgage-backed securities:
Federal National Mortgage Association	220,626	3,482	468	223,640
Federal Home Loan Mortgage Corporation	27,371	582	73	27,880
Government National Mortgage Association	33,533	1,399	3	34,929
Collateralized mortgage obligations:
Federal National Mortgage Association	20,798	408	5	21,201
Federal Home Loan Mortgage Corporation	5,181	1	6	5,176
Privately issued	—	920	—	920

Total mortgage-backed securities	307,509	6,792	555	313,746
Asset-backed securities	—	211	—	211

Total available for sale securities	$568,873	$9,542	$906	$577,509

Securities held to maturity:
State and political subdivisions	289,986	6,110	70	296,026
Mortgage-backed securities:
Federal National Mortgage Association	9,293	81	11	9,363
Government National Mortgage Association	26,121	112	109	26,124
Collateralized mortgage obligations:
Federal National Mortgage Association	59,490	—	—	59,490
Federal Home Loan Mortgage Corporation	84,350	—	—	84,350
Government National Mortgage Association	21,398	—	—	21,398

Total mortgage-backed securities	200,652	193	120	200,725

Total held to maturity securities	$490,638	$6,303	$190	$496,751

December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$160,334	$1,116	$975	$160,475
Mortgage-backed securities:
Federal National Mortgage Association	184,857	2,344	1,264	185,937
Federal Home Loan Mortgage Corporation	29,478	799	7	30,270
Government National Mortgage Association	48,800	2,022	—	50,822
Collateralized mortgage obligations:
Federal National Mortgage Association	76,247	489	944	75,792
Federal Home Loan Mortgage Corporation	89,623	199	2,585	87,237
Government National Mortgage Association	29,954	598	40	30,512
Privately issued	—	1,218	—	1,218

Total mortgage-backed securities	458,959	7,669	4,840	461,788
Asset-backed securities	—	231	—	231

Total available for sale securities	$619,293	$9,016	$5,815	$622,494

Securities held to maturity:
State and political subdivisions	277,273	4,231	120	281,384
Mortgage-backed securities:
Federal National Mortgage Association	3,279	24	—	3,303
Government National Mortgage Association	13,886	122	—	14,008

Total mortgage-backed securities	17,165	146	—	17,311

Total held to maturity securities	$294,438	$4,377	$120	$298,695

Investment securities with a total fair value of $810.6 million at September 30, 2015 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

During the third quarter of 2015, the Company transferred $165.2 million of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $1.1 million of unrealized holding losses that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$8,112	$14,672	$37,620	$76,100
Gross realized gains	286	515	1,359	1,777
Gross realized losses	—	—	11	—

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2015 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$25,099	$25,201
Due from one to five years	172,819	174,865
Due after five years through ten years	296,229	300,942
Due after ten years	74,726	76,501

	$568,873	$577,509

Debt securities held to maturity:
Due in one year or less	$21,222	$21,325
Due from one to five years	167,246	170,997
Due after five years through ten years	119,314	121,512
Due after ten years	182,856	182,917

	$490,638	$496,751

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$52,180	$268	$26,640	$83	$78,820	$351
Mortgage-backed securities:
Federal National Mortgage Association	36,563	428	9,768	40	46,331	468
Federal Home Loan Mortgage Corporation	5,967	73	—	—	5,967	73
Government National Mortgage Association	1,525	3	—	—	1,525	3
Collateralized mortgage obligations:
Federal National Mortgage Association	2,542	5	—	—	2,542	5
Federal Home Loan Mortgage Corporation	5,086	6	—	—	5,086	6

Total mortgage-backed securities	51,683	515	9,768	40	61,451	555

Total available for sale securities	103,863	783	36,408	123	140,271	906

Securities held to maturity:
State and political subdivisions	11,985	70	—	—	11,985	70
Mortgage-backed securities:
Federal National Mortgage Association	1,369	11	—	—	1,369	11
Government National Mortgage Association	8,888	109	—	—	8,888	109

Total mortgage-backed securities	10,257	120	—	—	10,257	120

Total held to maturity securities	22,242	190	—	—	22,242	190

Total temporarily impaired securities	$126,105	$973	$36,408	$123	$162,513	$1,096

December 31, 2014
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$34,995	$77	$41,070	$898	$76,065	$975
Mortgage-backed securities:
Federal National Mortgage Association	2,242	8	62,592	1,256	64,834	1,264
Federal Home Loan Mortgage Corporation	3,387	7	—	—	3,387	7
Collateralized mortgage obligations:
Federal National Mortgage Association	11,228	24	25,644	920	36,872	944
Federal Home Loan Mortgage Corporation	—	—	76,126	2,585	76,126	2,585
Government National Mortgage Association	—	—	2,510	40	2,510	40

Total mortgage-backed securities	16,857	39	166,872	4,801	183,729	4,840

Total available for sale securities	51,852	116	207,942	5,699	259,794	5,815
Securities held to maturity:
State and political subdivisions	18,036	120	—	—	18,036	120

Total temporarily impaired securities	$69,888	$236	$207,942	$5,699	$277,830	$5,935

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2015 was 82 compared to 122 at December 31, 2014. At September 30, 2015, the Company had positions in 10 investment securities with a fair value of $36.4 million and a total unrealized loss of $123 thousand that have been in a continuous unrealized loss position for more than 12 months. At September 30, 2015, there were a total of 72 securities positions in the Company’s investment portfolio with a fair value of $126.1 million and a total unrealized loss of $973 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2014, the Company had positions in 51 investment securities with a fair value of $207.9 million and a total unrealized loss of $5.7 million that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2014, there were a total of 71 securities positions in the Company’s investment portfolio with a fair value of $69.9 million and a total unrealized loss of $236 thousand that had been in a continuous unrealized loss position for less than 12 months.

The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change. The Company reviews investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no OTTI recorded during the nine months ended September 30, 2015 and 2014.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2015, the debt securities with unrealized losses were not considered to be other-than-temporarily imparied. As of September 30, 2015, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2015, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan Costs (Fees)	Loans, Net
September 30, 2015
Commercial business	$297,640	$236	$297,876
Commercial mortgage	549,911	(1,382)	548,529
Residential mortgage	96,298	(19)	96,279
Home equity	401,103	7,531	408,634
Consumer indirect	641,453	24,261	665,714
Other consumer	19,020	184	19,204

Total	$2,005,425	$30,811	2,036,236

Allowance for loan losses			(26,455)

Total loans, net			$2,009,781

December 31, 2014
Commercial business	$267,377	$32	$267,409
Commercial mortgage	476,407	(1,315)	475,092
Residential mortgage	100,241	(140)	100,101
Home equity	379,774	6,841	386,615
Consumer indirect	636,357	25,316	661,673
Other consumer	20,915	197	21,112

Total	$1,881,071	$30,931	1,912,002

Allowance for loan losses			(27,637)

Total loans, net			$1,884,365

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $1.6 million and $755 thousand as of September 30, 2015 and December 31, 2014, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2015
Commercial business	$657	$—	$—	$657	$3,064	$293,919	$297,640
Commercial mortgage	383	9	—	392	1,802	547,717	549,911
Residential mortgage	99	—	—	99	1,523	94,676	96,298
Home equity	709	122	—	831	792	399,480	401,103
Consumer indirect	1,710	338	—	2,048	1,292	638,113	641,453
Other consumer	100	62	8	170	12	18,838	19,020

Total loans, gross	$3,658	$531	$8	$4,197	$8,485	$1,992,743	$2,005,425

December 31, 2014
Commercial business	$28	$—	$—	$28	$4,288	$263,061	$267,377
Commercial mortgage	83	—	—	83	3,020	473,304	476,407
Residential mortgage	321	—	—	321	1,194	98,726	100,241
Home equity	799	67	—	866	463	378,445	379,774
Consumer indirect	2,429	402	—	2,831	1,169	632,357	636,357
Other consumer	148	48	8	204	11	20,700	20,915

Total loans, gross	$3,808	$517	$8	$4,333	$10,145	$1,866,593	$1,881,071

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2015 and December 31, 2014. There were $8 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2015 and December 31, 2014. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2015
Commercial business	—	$—	$—	2	$1,342	$1,342
Commercial mortgage	—	—	—	1	682	330

Total	—	$—	$—	3	$2,024	$1,672

September 30, 2014
Commercial business	—	$—	$—	1	$1,381	$1,381
Commercial mortgage	—	—	—	—	—	—

Total	—	$—	$—	1	$1,381	$1,381

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the nine month periods ended September 30, 2015 and 2014 were previously on nonaccrual status and reported as impaired loans prior to restructuring. The modifications during the reported periods primarily related to extending amortization periods, forebearance agreements, requesting additional collateral and, in one instance, forgiveness of principal. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were two commercial business loans with an aggregate pre-default balance of $1.3 million restructured in the 12 months prior to September 30, 2015 that went into default during the nine months ended September 30, 2015. There were no loans modified as a TDR in the 12 months prior to September 30, 2014 that defaulted during the nine months ended September 30, 2014. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a TDR are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated, and average recorded investment and interest income recognized on impaired loans for the year-to-date periods ended as of the dates indicated (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
Commercial business	$1,291	$2,750	$—	$1,314	$—
Commercial mortgage	912	1,260	—	1,077	—

	2,203	4,010	—	2,391	—
With an allowance recorded:
Commercial business	1,773	1,773	806	2,152	—
Commercial mortgage	890	890	278	1,147	—

	2,663	2,663	1,084	3,299	—

	$4,866	$6,673	$1,084	$5,690	$—

December 31, 2014
With no related allowance recorded:
Commercial business	$1,408	$1,741	$—	$1,431	$—
Commercial mortgage	781	920	—	1,014	—

	2,189	2,661	—	2,445	—
With an allowance recorded:
Commercial business	2,880	2,880	1,556	1,998	—
Commercial mortgage	2,239	2,239	911	1,560	—

	5,119	5,119	2,467	3,558	—

	$7,308	$7,780	$2,467	$6,003	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2015
Uncriticized	$282,900	$532,892
Special mention	4,763	9,247
Substandard	9,977	7,772
Doubtful	—	—

Total	$297,640	$549,911

December 31, 2014
Uncriticized	$250,961	$460,880
Special mention	5,530	5,411
Substandard	10,886	10,116
Doubtful	—	—

Total	$267,377	$476,407

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
September 30, 2015
Performing	$94,775	$400,311	$640,161	$19,000
Non-performing	1,523	792	1,292	20

Total	$96,298	$401,103	$641,453	$19,020

December 31, 2014
Performing	$99,047	$379,311	$635,188	$20,896
Non-performing	1,194	463	1,169	19

Total	$100,241	$379,774	$636,357	$20,915

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
September 30, 2015
Loans:
Ending balance	$297,640	$549,911	$96,298	$401,103	$641,453	$19,020	$2,005,425

Evaluated for impairment:
Individually	$3,064	$1,802	$—	$—	$—	$—	$4,866

Collectively	$294,576	$548,109	$96,298	$401,103	$641,453	$19,020	$2,000,559

Allowance for loan losses:
Ending balance	$5,281	$8,888	$456	$1,177	$10,264	$389	$26,455

Evaluated for impairment:
Individually	$806	$278	$—	$—	$—	$—	$1,084

Collectively	$4,475	$8,610	$456	$1,177	$10,264	$389	$25,371

September 30, 2014
Loans:
Ending balance	$275,027	$470,566	$103,183	$376,062	$630,441	$21,096	$1,876,375

Evaluated for impairment:
Individually	$3,258	$2,460	$—	$—	$—	$—	$5,718

Collectively	$271,769	$468,106	$103,183	$376,062	$630,441	$21,096	$1,870,657

Allowance for loan losses:
Ending balance	$5,758	$7,488	$592	$1,658	$11,292	$456	$27,244

Evaluated for impairment:
Individually	$1,331	$269	$—	$—	$—	$—	$1,600

Collectively	$4,427	$7,219	$592	$1,658	$11,292	$456	$25,644

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2015 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2015
Beginning balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500
Charge-offs	106	56	37	98	2,380	239	2,916
Recoveries	38	44	34	34	905	62	1,117
Provision (credit)	15	(458)	(6)	43	1,063	97	754

Ending balance	$5,281	$8,888	$456	$1,177	$10,264	$389	$26,455

Nine months ended September 30, 2015
Beginning balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637
Charge-offs	1,260	866	114	336	6,643	652	9,871
Recoveries	172	140	80	53	3,206	255	3,906
Provision	748	1,492	(80)	(25)	2,318	330	4,783

Ending balance	$5,281	$8,888	$456	$1,177	$10,264	$389	$26,455

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

Residential mortgage loans and home equities (comprised of home equity loans and home equity lines) are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature and sufficiency of the loan collateral.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $61.2 million as of September 30, 2015 and December 31, 2014. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships acquired in connection with the Company’s insurance agency acquisition). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30, 2015	December 31, 2014
Other intangibles assets:
Gross carrying amount	$8,682	$8,682
Accumulated amortization	(1,910)	(1,196)

Net book value	$6,772	$7,486

Amortization expense for total other intangible assets was $233 thousand and $714 thousand for the three and nine months ended September 30, 2015, and $196 thousand and $372 thousand for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the estimated amortization expense of other intangible assets for the remainder of 2015 and each of the next five years is as follows (in thousands):

2015 (remainder of year)	$228
2016	864
2017	778
2018	689
2019	611
2020	533

(7.) BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Short-term borrowings:
Short-term FHLB borrowings	$241,400	$295,300
Repurchase agreements	—	39,504

Total short-term borrowings	241,400	334,804
Long-term borrowings:
Subordinated notes, net	38,972	—

Total borrowings	$280,372	$334,804

Subordinated Notes

On April 15, 2015, the Company issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “Subordinated Notes”) in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine month periods ended September 30, 2015 and 2014:

	Outstanding	Treasury	Issued
September 30, 2015
Shares outstanding at December 31, 2014	14,118,048	279,461	14,397,509
Restricted stock awards issued	59,834	(59,834)	—
Restricted stock awards forfeited	(3,041)	3,041	—
Stock options exercised	13,422	(13,422)	—
Treasury stock purchases	(1,791)	1,791	—
Stock awards	2,363	(2,363)	—

Shares outstanding at September 30, 2015	14,188,835	208,674	14,397,509

September 30, 2014
Shares outstanding at December 31, 2013	13,829,355	332,242	14,161,597
Shares issued for the SDN acquisition	235,912	—	235,912
Restricted stock awards issued	43,242	(43,242)	—
Restricted stock awards forfeited	(13,609)	13,609	—
Stock options exercised	8,467	(8,467)	—
Treasury stock purchases	(9,102)	9,102	—

Shares outstanding at September 30, 2014	14,094,265	303,244	14,397,509

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive income for the nine month periods ended September 30, 2015 and 2014 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
September 30, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$5,693	$2,197	$3,496
Reclassification adjustment for net gains included in net income (1)	(1,546)	(596)	(950)

Total securities available for sale and transferred securities	4,147	1,601	2,546
Amortization of pension and post-retirement items:
Prior service credit	(36)	(14)	(22)
Net actuarial losses	708	273	435

Total pension and post-retirement obligations	672	259	413

Other comprehensive income	$4,819	$1,860	$2,959

September 30, 2014
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$9,923	$3,931	$5,992
Reclassification adjustment for net gains included in net income (1)	(2,167)	(858)	(1,309)

Total securities available for sale and transferred securities	7,756	3,073	4,683
Amortization of pension and post-retirement items:
Prior service credit	(36)	(14)	(22)
Net actuarial losses	132	52	80

Total pension and post-retirement obligations	96	38	58

Other comprehensive income	$7,852	$3,111	$4,741

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses resulting from the Company’s reclassification of available for sale investment securities to the held to maturity category. The remaining unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive loss, net of tax, for the nine month periods ended September 30, 2015 and 2014 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
September 30, 2015
Balance at beginning of year	$1,625	$(10,636)	$(9,011)
Other comprehensive income before reclassifications	3,496	—	3,496
Amounts reclassified from accumulated other comprehensive loss	(950)	413	(537)

Net current period other comprehensive income	2,546	413	2,959

Balance at end of period	$4,171	$(10,223)	$(6,052)

September 30, 2014
Balance at beginning of year	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income before reclassifications	5,992	—	5,992
Amounts reclassified from accumulated other comprehensive loss	(1,309)	58	(1,251)

Net current period other comprehensive income	4,683	58	4,741

Balance at end of period	$(654)	$(4,792)	$(5,446)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for nine month periods ended September 30, 2015 and 2014 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30,
	2015	2014
Realized gain on sale of investment securities	$1,348	$1,777	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	198	390	Interest income

	1,546	2,167	Total before tax
	(596)	(858)	Income tax expense

	950	1,309	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	36	36	Salaries and employee benefits
Net actuarial losses (1)	(708)	(132)	Salaries and employee benefits

	(672)	(96)	Total before tax
	259	38	Income tax benefit

	(413)	(58)	Net of tax

Total reclassified for the period	$537	$1,251

(1)	These items are included in the computation of net periodic pension expense. See Note 11 – Employee Benefit Plans for additional information.

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

The Company awarded grants of 36,384 shares of restricted common stock to certain members of management during the nine months ended September 30, 2015. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2015. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2017. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 25, 2018 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of the award granted during the nine month period ended September 30, 2015 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.92%, (iii) expected dividend yield of 3.53% and (iv) expected stock price volatility over the expected term of the TSR award of 26.8%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

The Company granted 12,700 additional shares of restricted common stock to management during the nine months ended September 30, 2015. These shares will vest after completion of a three-year service requirement. The average market price of the restricted stock awards on the date of grant was $22.79.

During the nine months ended September 30, 2015, the Company issued a total of 2,363 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors and granted a total of 10,750 restricted shares of common stock to non-employee directors, of which 5,380 shares vested immediately and 5,370 shares will vest after completion of a one-year service requirement. The market price of the stock and restricted stock on the date of grant was $23.25.

The restricted stock awards granted to management and directors in 2015 do not have rights to dividends or dividend equivalents.

The following is a summary of restricted stock award activity for the nine month period ended September 30, 2015:

		Weighted
		Average
		Market
	Number of Shares	Price at Grant Date
Outstanding at beginning of year	59,113	$17.24
Granted	59,834	17.66
Vested	(16,458)	20.80
Forfeited	(3,041)	20.39

Outstanding at end of period	99,448	$16.81

As of September 30, 2015, there was $885 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$118	$52	$309	$208
Other noninterest expense	32	26	211	175

Total share-based compensation expense	$150	$78	$520	$383

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2015 or 2014. The following is a summary of stock option activity for the nine months ended September 30, 2015 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	135,416	$19.25
Exercised	(13,422)	18.74
Expired	(14,245)	19.87

Outstanding and exercisable at end of period	107,749	$19.23	1.6	$598

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2015 and 2014 was $70 thousand and $35 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2015 and 2014 was $252 thousand and $160 thousand, respectively.

(11.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$581	$479	$1,743	$1,438
Interest cost on projected benefit obligation	583	573	1,749	1,720
Expected return on plan assets	(1,205)	(1,029)	(3,615)	(3,088)
Amortization of prior service credit	(12)	(12)	(36)	(36)
Amortization of net actuarial losses	237	44	708	132

Net periodic pension expense	$184	$55	$549	$166

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit	$515,443	$450,343
Standby letters of credit	12,625	8,578

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.1 million and $1.2 million at September 30, 2015 and December 31, 2014, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

(13.) FAIR VALUE MEASUREMENTS

Determination of Fair Value – Assets Measured at Fair Value on a Recurring and Nonrecurring Basis

Valuation Hierarchy

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. There have been no changes in the valuation techniques used during the current period. The fair value hierarchy is as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$263,552	$—	$263,552
Mortgage-backed securities	—	313,746	—	313,746
Asset-backed securities	—	211	—	211

	$—	$577,509	$—	$577,509

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,568	$—	$1,568
Collateral dependent impaired loans	—	—	1,579	1,579
Other assets:
Loan servicing rights	—	—	1,241	1,241
Other real estate owned	—	—	286	286

	$—	$1,568	$3,106	$4,674

December 31, 2014
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$160,475	$—	$160,475
Mortgage-backed securities	—	461,788	—	461,788
Asset-backed securities	—	231	—	231

	$—	$622,494	$—	$622,494

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$755	$—	$755
Collateral dependent impaired loans	—	—	2,652	2,652
Other assets:
Loan servicing rights	—	—	1,359	1,359
Other real estate owned	—	—	194	194

	$—	$755	$4,205	$4,960

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2015 and 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month periods ended September 30, 2015 and 2014.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,579	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 100% discount
Loan servicing rights	1,241	Discounted cash flow	Discount rate	4.9% (3)
			Constant prepayment rate	12.7% (3)
Other real estate owned	286	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 70% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2015.

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

	Level in	September 30, 2015		December 31, 2014
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$51,334	$51,334	$58,151	$58,151
Securities available for sale	Level 2	577,509	577,509	622,494	622,494
Securities held to maturity	Level 2	490,638	496,751	294,438	298,695
Loans held for sale	Level 2	1,568	1,568	755	755
Loans	Level 2	2,008,202	2,015,542	1,881,713	1,887,959
Loans (1)	Level 3	1,579	1,579	2,652	2,652
Accrued interest receivable	Level 1	9,822	9,822	8,104	8,104
FHLB and FRB stock	Level 2	17,664	17,664	19,014	19,014
Financial liabilities:
Non-maturity deposits	Level 1	2,129,700	2,129,700	1,857,285	1,857,285
Time deposits	Level 2	623,800	625,288	593,242	593,793
Short-term borrowings	Level 1	241,400	241,400	334,804	334,804
Long-term borrowings	Level 2	38,972	39,105	—	—
Accrued interest payable	Level 1	5,577	5,577	3,862	3,862

(1)	Comprised of collateral dependent impaired loans.

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

The following tables present information regarding the Company’s business segments as of and for the periods indicated (in thousands).

	Banking	Insurance	Holding Company and Other	Consolidated Totals
September 30, 2015
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	899	5,873	—	6,772
Total assets	3,336,234	20,520	854	3,357,608
December 31, 2014
Goodwill	$48,536	$12,617	$—	$61,153
Other intangible assets, net	1,125	6,361	—	7,486
Total assets	3,065,109	20,368	4,044	3,089,521

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(14.) SEGMENT REPORTING (Continued)

	Banking	Insurance	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2015
Net interest income	$24,748	$—	$(617)	$24,131
Provision for loan losses	(754)	—	—	(754)
Noninterest income	6,010	1,124	(129)	7,005
Noninterest expense	(17,679)	(1,152)	(487)	(19,318)

Income (loss) before income taxes	12,325	(28)	(1,233)	11,064
Income tax (expense) benefit	(3,361)	10	603	(2,748)

Net income (loss)	$8,964	$(18)	$(630)	$8,316

Nine months ended September 30, 2015
Net interest income	$71,814	$—	$(1,132)	$70,682
Provision for loan losses	(4,783)	—	—	(4,783)
Noninterest income	18,363	3,750	(356)	21,757
Noninterest expense	(52,626)	(3,389)	(1,550)	(57,565)

Income (loss) before income taxes	32,768	361	(3,038)	30,091
Income tax (expense) benefit	(9,417)	(144)	1,172	(8,389)

Net income (loss)	$23,351	$217	$(1,866)	$21,702

	Banking	Insurance(1)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2014
Net interest income	$23,258	$—	$—	$23,258
Provision for loan losses	(2,015)	—	—	(2,015)
Noninterest income	6,684	670	(93)	7,261
Noninterest expense	(16,794)	(640)	(521)	(17,955)

Income (loss) before income taxes	11,133	30	(614)	10,549
Income tax (expense) benefit	(3,584)	(12)	231	(3,365)

Net income (loss)	$7,549	$18	$(383)	$7,184

Nine months ended September 30, 2014
Net interest income	$69,636	$—	$—	$69,636
Provision for loan losses	(5,879)	—	—	(5,879)
Noninterest income	19,779	670	(254)	20,195
Noninterest expense	(50,315)	(640)	(2,021)	(52,976)

Income (loss) before income taxes	33,221	30	(2,275)	30,976
Income tax (expense) benefit	(10,480)	(12)	951	(9,541)

Net income (loss)	$22,741	$18	$(1,324)	$21,435

(1)	Reflects activity from SDN since August 1, 2014, the date of acquisition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan and insurance products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy – the growth of a diversified and high-quality loan portfolio.

EXECUTIVE OVERVIEW

Summary of 2015 Third Quarter Results

Net income increased $1.1 million or 16% to $8.3 million for the third quarter of 2015 compared to $7.2 million for the third quarter of 2014. Net income available to common shareholders for the third quarter of 2015 was $8.0 million, or $0.56 per diluted share, compared with $6.8 million, or $0.49 per diluted share, for the third quarter of last year. Return on average common equity was 11.60% and return on average assets was 0.99% for the third quarter of 2015 compared to 10.55% and 0.95%, respectively, for the third quarter of 2014.

Competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with our diminishing ability to reduce our cost of funds, continues to place pressure on our net interest margin and net interest income. Net interest income totaled $24.1 million in the third quarter 2015, up $873 thousand or 4% from $23.3 million in the third quarter 2014. Average earning assets were up $335.5 million, led by a $213.8 million increase in investment securities and an $121.7 million increase in loans in the third quarter of 2015 compared to the same quarter in 2014. The growth in earning assets was partially offset by a lower net interest margin. Third quarter 2015 net interest margin was 3.20%, a decrease of 26 basis points from 3.46% reported in the third quarter of 2014. The decrease in net interest margin reflects lower yields on average earning assets as a result of the low interest rate environment, a slight shift in the composition of average earnings assets as well as increased interest expense related to the subordinated debt issued in April 2015. Average loans and average securities totaled 65.5% and 34.5%, respectively, of average earning assets for the quarter ended September 30, 2015, compared with 69.0% and 31.0%, respectively for the quarter ended September 30, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The provision for loans losses was $754 thousand in the third quarter of 2015 compared to $2.0 million in the third quarter of 2014. The decrease in the provision for loan losses reflects the reversal of a $1.1 million specific reserve related to a non-performing $2.5 million commercial credit relationship that paid off during the third quarter 2015. Net charge-offs were $1.8 million during the third quarter of 2015, a $138 thousand decrease from the third quarter of 2014. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.35% during the third quarter of 2015 compared with 0.40% in the third quarter of 2014. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decreases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $7.0 million in the third quarter of 2015, compared to $7.3 million in the third quarter of 2014. Included in these totals are gains realized from the sale of investment securities. Exclusive of those securities gains and $390 thousand of tax credit amortization included in the third quarter of 2015, noninterest income was $7.1 million in the recently completed quarter and $6.7 million in the third quarter of 2014, primarily a result of increased income from insurance and investments in limited partnerships, partially offset by lower service charges on deposits.

Noninterest expense in the third quarter of 2015 totaled $19.3 million compared with $18.0 million in the third quarter of 2014. The increase in noninterest expense was primarily the result of higher salaries and employee benefits expense, occupancy and equipment expense and other noninterest expense. Noninterest expense for the third quarter of 2015 also includes an additional month of expense related to SDN, which was acquired on August 1, 2014.

The regulatory common equity Tier 1 ratio and total risk-based capital ratio were 9.74%, and 13.37%, respectively, for the third quarter of 2015. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules, which became effective January 1, 2015.

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

We used the proceeds of the Subordinated Notes to purchase high-quality investment securities, comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration.

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

We use interest rate spread and net interest margin to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and shareholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, we compute the yield on tax-exempt investment securities on a taxable equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income per consolidated statements of income	$27,007	$25,129	$77,963	$75,071
Adjustment to fully taxable equivalent basis	781	721	2,310	2,117

Interest income adjusted to a fully taxable equivalent basis	27,788	25,850	80,273	77,188
Interest expense per consolidated statements of income	2,876	1,871	7,281	5,435

Net interest income on a taxable equivalent basis	$24,912	$23,979	$72,992	$71,753

2015 Leverage Strategy

During the second quarter of 2015, we used the proceeds of short-term FHLB advances to purchase high-quality investment securities of approximately $50 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

Analysis of Net Interest Income for the Three Months ended September 30, 2015 and 2014

Net interest income on a taxable equivalent basis for the three months ended September 30, 2015, was $24.9 million, an increase of $933 thousand or 4% versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $335.5 million or 12% compared to the third quarter of 2014.

The net interest margin for the third quarter of 2015 was 3.20%, 26 basis points lower than 3.46% for the same period in 2014. This comparable period decrease was a function of a 28 basis point decrease in interest rate spread, partially offset by a higher contribution from net free funds of 2 basis points (due principally to increases in average noninterest-bearing deposits and other net free funds). The lower interest rate spread was a result of a 16 basis point decrease in the yield on earning assets and a 12 basis point increase in the cost of interest-bearing liabilities.

For the third quarter of 2015, the yield on average earning assets of 3.57% was 16 basis points lower than the third quarter of 2014. Loan yields decreased 15 basis points during the third quarter of 2015 to 4.16%. Commercial mortgage loan yields in particular, down 39 basis points, experienced lower yields because of competitive pricing pressures in a low interest rate environment. The yield on investment securities increased 3 basis points during the third quarter of 2015 to 2.46%. Overall, the earning asset rate changes reduced interest income by $586 thousand during the third quarter of 2015, but that was more than offset by a favorable volume variance that increased interest income by $2.5 million, which collectively drove a $1.9 million increase in interest income.

Average interest-earning assets were $3.09 billion for the third quarter 2015, an increase of $335.5 million or 12% from the comparable quarter last year, with average loans up $121.7 million and average securities up $213.8 million. The growth in average loans reflected increases in most loan categories, with commercial and consumer loans up $96.7 million and $33.5 million, respectively, partially offset by a $8.5 million decrease in residential mortgage loans. Loans represented 65.5% of average interest-earning assets during third quarter of 2015 compared to 69.0% during the third quarter of 2014. The yield on average loans was 4.16% for the third quarter of 2015, a decrease of 15 basis points compared to 4.31% for the third quarter of 2014. The yield on average loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2015 compared to 2014. The growth in average securities was primarily a result of securities purchased with proceeds from our previously described leverage strategy and issuance of the Subordinated Notes. Securities represented 34.5% of average interest-earning assets during third quarter of 2015 compared to 31.0% during the third quarter of 2014. The increase in the volume of average securities resulted in a $1.2 million increase in interest income, coupled with a $161 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.47% in the third quarter of 2015 was 12 basis points higher than the third quarter of 2014. The cost of average interest-bearing deposits increased 3 basis points to 0.37% and the cost of short-term borrowings increased 4 basis points to 0.41% in the third quarter of 2015 compared to the same quarter of 2014. The cost of long-term borrowings for the third quarter of 2015 was 6.34% due to the issuance of the Subordinated Notes in April. Overall, interest-bearing liability rate and volume increases resulted in $1.0 million of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $2.41 billion in the third quarter of 2015 were $268.4 million or 13% higher than the third quarter of 2014. On average, interest-bearing deposits grew $160.4 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $68.6 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits and an increase in deposits from our Insured Cash Sweep (“ICS”) programs. For further discussion of the Certificate of Deposit Account Registry Service (“CDARS”) and ICS programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $290 thousand of higher interest expense during the third quarter of 2015. Average short-term and long-term borrowings increased $69.1 million and $39.0 million, respectively, between the third quarter periods. Overall, short and long-term borrowing rate and volume changes resulted in $715 thousand of higher interest expense during the third quarter of 2015. The increase in average long-term borrowings for the third quarter of 2015 was due to the issuance of the Subordinated Notes in April.

Analysis of Net Interest Income for the Nine Months ended September 30, 2015 and 2014

Net interest income on a taxable equivalent basis for the first nine months of 2015 was $73.0 million compared to $71.8 million for the same period last year. The increase in net interest income was due to an increase in average earning assets of $216.1 million or 8% compared to the first nine months of 2014.

The net interest margin of 3.28% for the first nine months of 2015 was 20 basis points lower than 3.48% for the same period last year. This comparable period decrease was a function of a 22 basis point decrease in interest rate spread to 3.19% during the first nine months of 2015, partially offset by a 2 basis point higher contribution from net free funds. The lower interest rate spread was a net result of a 14 basis point decrease in the yield on earning assets and an 8 basis point increase in the cost of interest-bearing liabilities.

The yield on earning assets was 3.61% for the first nine months of 2015, 14 basis points lower than the same period last year, primarily attributable to a decrease in the yields on the loan portfolio during the period (down 16 basis points to 4.20%), partially offset by an increase in the yields on the investment securities portfolio (up 3 basis points, to 2.46%). Overall, earning asset rate changes reduced interest income by $1.9 million during the first nine months of 2015, but that was more than offset by a favorable volume variance that increased interest income by $5.0 million, which collectively drove a $3.1 million increase in interest income.

Average interest-earning assets were $2.97 billion for the first nine months of 2015, an increase of $216.1 million or 8% from the comparable period last year, with average loans up $91.8 million and average securities up $124.4 million. The growth in average loans reflected increases in most loan categories, with commercial and consumer loans up $49.4 million and $53.9 million, respectively, partially offset by an $11.5 million decrease in residential mortgage loans.

The cost on interest-bearing liabilities of 0.42% for the first nine months of 2015 was 8 basis points higher than the same period in 2014. Rates on interest-bearing deposits were up 2 basis points to 0.35%. The cost of long-term borrowings for the first nine months of 2015 was 6.25% due to the issuance of the Subordinated Notes in April. Overall, interest-bearing liability rate and volume increases resulted in $1.8 million of higher interest expense.

Average interest-bearing liabilities of $2.34 billion in the first nine months of 2015 were $187.5 million or 9% higher than the first nine months of 2014. On average, interest-bearing deposits grew $147.0 million, while noninterest-bearing demand deposits and average short-term borrowings were up $52.9 million and $16.4 million, respectively. Average long-term borrowings increased $24.1 million during the first nine months of 2015 due to the issuance of the Subordinated Notes in April.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following tables set forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$—	$—	—%	$51	$—	0.28%
Investment securities (1):
Taxable	778,380	4,347	2.23	589,054	3,117	2.12
Tax-exempt (2)	289,435	2,231	3.09	264,976	2,062	3.11

Total investment securities	1,067,815	6,578	2.46	854,030	5,179	2.43
Loans:
Commercial business	297,216	3,085	4.12	273,239	2,878	4.18
Commercial mortgage	545,875	6,210	4.51	473,168	5,847	4.90
Residential mortgage	96,776	1,069	4.42	105,255	1,247	4.74
Home equity	402,368	3,859	3.81	377,360	3,685	3.88
Consumer indirect	663,884	6,436	3.85	653,192	6,420	3.90
Other consumer	18,680	551	11.71	20,847	594	11.30

Total loans	2,024,799	21,210	4.16	1,903,061	20,671	4.31

Total interest-earning assets	3,092,614	27,788	3.57	2,757,142	25,850	3.73

Allowance for loan losses	(27,836)			(27,853)
Other noninterest-earning assets	279,024			256,631

Total assets	$3,343,802			$2,985,920

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$516,448	$199	0.15%	$486,311	$151	0.12%
Savings and money market	903,491	321	0.14	758,306	222	0.12
Time deposits	619,459	1,397	0.89	634,400	1,254	0.78

Total interest-bearing deposits	2,039,398	1,917	0.37	1,879,017	1,627	0.34
Short-term borrowings	329,050	342	0.41	259,995	244	0.37
Long-term borrowings	38,962	617	6.34	—	—	—

Total borrowings	368,012	959	1.04	259,995	244	0.37

Total interest-bearing liabilities	2,407,410	2,876	0.47	2,139,012	1,871	0.35

Noninterest-bearing demand deposits	625,131			556,485
Other noninterest-bearing liabilities	22,032			16,777
Shareholders’ equity	289,229			273,646

Total liabilities and shareholders’ equity	$3,343,802			$2,985,920

Net interest income (tax-equivalent)		$24,912			$23,979

Interest rate spread			3.10%			3.38%

Net earning assets	$685,204			$618,130

Net interest margin (tax-equivalent)			3.20%			3.46%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.46%			128.90%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$50	$—	0.30%	$153	$—	0.10%
Investment securities (1):
Taxable	717,330	11,879	2.21	621,605	9,971	2.14
Tax-exempt (2)	285,031	6,601	3.09	256,318	6,049	3.15

Total investment securities	1,002,361	18,480	2.46	877,923	16,020	2.43
Loans:
Commercial business	282,307	8,731	4.13	271,190	8,701	4.29
Commercial mortgage	511,545	17,584	4.60	473,263	17,045	4.82
Residential mortgage	97,496	3,377	4.62	109,030	3,926	4.80
Home equity	392,909	11,304	3.85	351,212	10,396	3.96
Consumer indirect	663,286	19,143	3.86	648,901	19,301	3.98
Other consumer	19,084	1,654	11.59	21,251	1,799	11.32

Total loans	1,966,627	61,793	4.20	1,874,847	61,168	4.36

Total interest-earning assets	2,969,038	80,273	3.61	2,752,923	77,188	3.75

Allowance for loan losses	(27,881)			(27,389)
Other noninterest-earning assets	300,489			249,560

Total assets	$3,241,646			$2,975,094

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$543,045	$552	0.14%	$502,170	$462	0.12%
Savings and money market	891,039	827	0.12	770,008	689	0.12
Time deposits	612,637	3,985	0.87	627,550	3,578	0.76

Total interest-bearing deposits	2,046,721	5,364	0.35	1,899,728	4,729	0.33
Short-term borrowings	269,415	785	0.39	253,017	706	0.37
Long-term borrowings	24,148	1,132	6.25	—	—	—

Total borrowings	293,563	1,917	0.87	253,017	706	0.37

Total interest-bearing liabilities	2,340,284	7,281	0.42	2,152,745	5,435	0.34

Noninterest-bearing demand deposits	592,564			539,693
Other noninterest-bearing liabilities	21,603			14,803
Shareholders’ equity	287,195			267,853

Total liabilities and shareholders’ equity	$3,241,646			$2,975,094

Net interest income (tax-equivalent)		$72,992			$71,753

Interest rate spread			3.19%			3.41%

Net earning assets	$628,754			$600,178

Net interest margin (tax-equivalent)			3.28%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.87%			127.88%

(1)	Investment securities are shown at amortized cost and include non-performing securities.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in net interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended September 30, 2015 vs. 2014			Nine months ended September 30, 2015 vs. 2014
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$—	$—	$—
Investment securities:
Taxable	1,049	181	1,230	1,576	332	1,908
Tax-exempt	189	(20)	169	667	(115)	552

Total investment securities	1,238	161	1,399	2,243	217	2,460
Loans:
Commercial business	250	(43)	207	350	(320)	30
Commercial mortgage	851	(488)	363	1,339	(800)	539
Residential mortgage	(97)	(81)	(178)	(404)	(145)	(549)
Home equity	241	(67)	174	1,207	(299)	908
Consumer indirect	104	(88)	16	422	(580)	(158)
Other consumer	(63)	20	(43)	(187)	42	(145)

Total loans	1,286	(747)	539	2,727	(2,102)	625

Total interest income	2,524	(586)	1,938	4,970	(1,885)	3,085

Interest expense:
Deposits:
Interest-bearing demand	10	38	48	40	50	90
Savings and money market	47	52	99	111	27	138
Time deposits	(31)	174	143	(87)	494	407

Total interest-bearing deposits	26	264	290	64	571	635
Short-term borrowings	70	28	98	47	32	79
Long-term borrowings	309	308	617	566	566	1,132

Total borrowings	379	336	715	613	598	1,211

Total interest expense	405	600	1,005	677	1,169	1,846

Net interest income	$2,119	$(1,186)	$933	$4,293	$(3,054)	$1,239

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. There were provisions for loan losses of $754 thousand and $4.8 million for the three and nine month periods ended September 30, 2015, compared with provisions of $2.0 million and $5.9 million for the corresponding periods in 2014, respectively. The decrease in the provision for loan losses reflects the reversal of a $1.1 million specific reserve related to a non-performing $2.5 million commercial credit relationship that paid off during the third quarter 2015. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service charges on deposits	$2,037	$2,277	$5,880	$6,768
Insurance income	1,265	922	3,930	979
ATM and debit card	1,297	1,263	3,773	3,694
Investment advisory	523	524	1,551	1,647
Company owned life insurance	488	421	1,448	1,249
Investments in limited partnerships	336	187	865	894
Loan servicing	153	120	416	450
Net gain on sale of loans held for sale	53	76	161	231
Net gain on disposal of investment securities	286	515	1,348	1,777
Net gain on disposal of other assets	—	72	20	61
Amortization of tax credit investment	(390)	—	(390)	—
Other	957	884	2,755	2,445

Total noninterest income	$7,005	$7,261	$21,757	$20,195

Service charges on deposit accounts decreased $240 thousand or 11% in the third quarter of 2015 and $888 thousand or 13% for the nine months ended September 30, 2015, compared to the same periods a year earlier. The decreases were primarily due to a decrease in the amount of checking account overdraft activity.

Insurance income increased $343 thousand and $3.0 million for the three and nine months ended September 30, 2015, respectively, over the same periods in 2014. The increases reflect the contributions from SDN, which was acquired at the beginning of August last year as part of the Company’s strategy to diversify its business lines and increase noninterest income through additional fee-based services.

Company owned life insurance increased by $67 thousand or 16% in the third quarter of 2015 and $199 thousand or 16% for the nine months ended September 30, 2015, compared to the same periods a year earlier. The increases were primarily due to new policies purchased during the third and fourth quarters of 2014.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $336 thousand and $865 thousand for the three and nine months ended September 30, 2015, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the third quarter of 2015 we recognized net gains on investment securities totaling $286 thousand from the sale of one mortgage backed security. During the first quarter of 2015 we recognized net gains on investment securities totaling $1.1 million from the sale of six agency securities and nine mortgage backed securities. There were no sales of securities during the second quarter of 2015. We recognized pre-tax gains on investment securities of $515 thousand from the sale of two agency securities during the third quarter of 2014. During the first and second quarters of 2014 we recognized pre-tax gains on investment securities of $313 thousand and $949 thousand, respectively, from the sale of one pooled trust preferred security which had been classified as non-performing, three mortgage backed securities and 17 agency securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

During the third quarter 2015 the Company recognized $390 thousand of amortization of a historic tax investment in a community-based project. The amortization was included in noninterest income, recorded as contra-income, with an offsetting tax benefit that reduced income tax expense.

Other noninterest income increased $73 thousand or 8% in the third quarter of 2015 and $310 thousand or 13% for the nine months ended September 30, 2015, compared to the same periods a year earlier. Merchant services income and credit card correspondent income comprised the majority of the comparable increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$10,278	$9,725	$31,107	$28,044
Occupancy and equipment	3,417	3,131	10,491	9,505
Professional services	1,064	976	2,898	3,332
Computer and data processing	779	725	2,291	2,225
Supplies and postage	540	507	1,611	1,554
FDIC assessments	444	390	1,277	1,200
Advertising and promotions	312	216	789	609
Other	2,484	2,285	7,101	6,507

Total noninterest expense	$19,318	$17,955	$57,565	$52,976

During the three and nine month periods ended September 30, 2015, salaries and employee benefits increased by $553 thousand and $3.1 million, respectively, when compared to the same periods one year earlier. Salaries expense increased $400 thousand and $2.5 million for the three and nine months ended September 30, 2015, respectively, when compared to the same periods one year earlier. The increases in salaries expense reflect the SDN acquisition and the hiring of additional personnel associated with our expansion initiatives. Employee benefits expense increased $153 thousand and $610 thousand for the three and nine months ended September 30, 2015, respectively, when compared to the same periods one year earlier. The increases in employee benefits expense were primarily due to higher expense related to our retirement plans. We recognized a combined net periodic pension expense of $184 thousand and $549 thousand on our pension and post-retirement obligations during the three and nine months ended September 30, 2015, respectively, compared to $55 thousand and $166 thousand during the three and nine months ended September 30, 2014, respectively. Defined benefit pension expense increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increased benefit plan cost from the use of a lower discount rate and the impact of changes in mortality assumptions.

Occupancy and equipment expense increased by $286 thousand in the third quarter of 2015 and $986 thousand for the nine months ended September 30, 2015, when compared to the same periods one year earlier. The increases were primarily related to higher contractual service and depreciation expenses and incremental expenses from the SDN facility.

Professional fees increased by $88 thousand in the third quarter of 2015 and decreased by $434 thousand in the nine months ended September 30, 2015, compared to the same periods a year earlier. The year-to-date expense decrease was due to additional professional services associated with the acquisition of SDN during the first nine months of 2014.

FDIC assessments increased $54 thousand or 14% in the third quarter of 2015 and $77 thousand or 6% for the nine months ended September 30, 2015, compared to the same periods a year earlier. The increased assessments are a direct result of the growth in our balance sheet.

Advertising and promotions costs were up $96 thousand in the third quarter of 2015 and $180 thousand for the nine months ended September 30, 2015, compared to the same periods a year earlier, due to an increase in marketing campaigns and promotions. We proactively market our products but vary the timing based on projected benefits and needs.

Other noninterest expense was $2.5 million in the third quarter of 2015 and $7.1 million for the nine months ended September 30, 2015, representing increases of $199 thousand and $594 thousand, respectively, from the same periods in 2014. Other noninterest expense for the three and nine months ended September 30, 2015 included increases of $37 thousand and $341 thousand, respectively, in intangible asset amortization attributable to the SDN acquisition.

The efficiency ratio for the third quarter of 2015 was 59.46% compared with 57.65% for the third quarter of 2014, and 60.56% for the nine months ended September 30, 2015, compared to 58.24% for the same period a year ago. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains and impairment charges on investment securities. The broadening of our financial services and accompanying increased spending has resulted in a shift in our efficiency ratio as a measure of productivity. As we begin to provide more diversified financial services our efficiency ratio is expected to be in the low 60% range. This approach will decrease our sensitivity to traditional banking revenues which are subject to interest rate changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

We recorded income tax expense of $2.7 million in the third quarter of 2015, compared to of $3.4 million in the third quarter of 2014. For the nine months ended September 30, 2015, income tax expense totaled $8.4 million compared to $9.5 million in the same period of 2014. The effective tax rates for the three and nine month periods ended September 30, 2015 were 24.8% and 27.9%, respectively, in comparison to 31.9% and 30.8% for the three and nine months ended September 30, 2014, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, the lower effective tax rates in 2015 reflects the previously mentioned historic tax credit benefit combined with New York State tax savings generated by the full year impact in 2015 of our real estate investment trust, which commenced operations during February 2014.

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

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$261,364	$263,552	$160,334	$160,475
Mortgage-backed securities:
Agency mortgage-backed securities	307,509	312,826	458,959	460,570
Non-Agency mortgage-backed securities	—	920	—	1,218
Asset-backed securities	—	211	—	231

Total available for sale securities	568,873	577,509	619,293	622,494
Securities held to maturity:
State and political subdivisions	289,986	296,026	277,273	281,384
Mortgage-backed securities	200,652	200,725	17,165	17,311

Total held to maturity securities	490,638	496,751	294,438	298,695

Total investment securities	$1,059,511	$1,074,260	$913,731	$921,189

The available for sale (“AFS”) investment securities portfolio decreased $45.0 million or 7%, from $622.5 million at December 31, 2014 to $577.5 million at September 30, 2015. The decrease was largely attributable to the transfer of available for sale mortgage-backed securities to the held to maturity category during the third quarter of 2015 and scheduled principal paydowns on amortizing securities, party offset by the purchase of securities and a change in the net unrealized gain/loss on the AFS portfolio. The AFS portfolio had net unrealized gains totaling $8.6 million and $3.2 million at September 30, 2015 and December 31, 2014, respectively. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

During the third quarter of 2015, the Company transferred $165.2 million of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $1.1 million of unrealized holding losses that were included in the transfer are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Securities Deemed to be Other-Than-Temporarily Impaired

There were no securities deemed to be other-than-temporarily impaired during the nine month periods ended September 30, 2015 and 2014.

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial business	$297,876	14.6%	$267,409	14.0%
Commercial mortgage	548,529	27.0	475,092	24.9

Total commercial	846,405	41.6	742,501	38.9
Residential mortgage	96,279	4.7	100,101	5.2
Home equity	408,634	20.1	386,615	20.2
Consumer indirect	665,714	32.7	661,673	34.6
Other consumer	19,204	0.9	21,112	1.1

Total consumer	1,093,552	53.7	1,069,400	55.9

Total loans	2,036,236	100.0%	1,912,002	100.0%

Allowance for loan losses	26,455		27,637

Total loans, net	$2,009,781		$1,884,365

Total loans increased $124.2 million, or 7%, to $2.04 billion at September 30, 2015 from $1.91 billion at December 31, 2014. The increase in loans was attributable to organic growth, primarily in the commercial loan portfolios.

Commercial loans increased $103.9 million, or 14%, and represented 41.6% of total loans as of September 30, 2015, a result of our continued commercial business development efforts that generated both business and mortgage loans in both our Buffalo and Rochester markets.

Residential mortgage loans decreased $3.8 million, or 4%, to $96.3 million as of September 30, 2015 in comparison to $100.1 million as of December 31, 2014. This category of loans decreased as we continue to sell the majority of our newly originated and refinanced residential mortgages to the secondary market rather than adding them to our portfolio.

Our home equity portfolio, which consists of home equity loans and lines, totaled $408.6 million and represented 20.1% of total loans as of September 30, 2015. Approximately 81% of the loans in the home equity portfolio were first lien positions as of September 30, 2015.

The consumer indirect portfolio totaled $665.7 million as of September 30, 2015 and represented 32.7% of total loans as of September 30, 2015. During the first nine months of 2015, we originated $218.1 million in indirect auto loans with a mix of approximately 40% new auto and 60% used auto. This compares with $234.1 million in indirect auto loans with a mix of approximately 42% new auto and 58% used auto for the same period in 2014. Our origination volumes and mix of new and used vehicles financed fluctuates depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $1.6 million and $755 thousand as of September 30, 2015 and December 31, 2014, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $198.0 million and $215.2 million as of September 30, 2015 and December 31, 2014, respectively, as runoff outpaced production in the first nine months of 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance as of beginning of period	$27,500	$27,166	$27,637	$26,736
Charge-offs:
Commercial business	106	105	1,260	176
Commercial mortgage	56	111	866	276
Residential mortgage	37	16	114	163
Home equity	98	73	336	335
Consumer indirect	2,380	2,606	6,643	7,392
Other consumer	239	272	652	765

Total charge-offs	2,916	3,183	9,871	9,107
Recoveries:
Commercial business	38	61	172	158
Commercial mortgage	44	45	140	58
Residential mortgage	34	5	80	34
Home equity	34	7	53	47
Consumer indirect	905	1,029	3,206	3,129
Other consumer	62	99	255	310

Total recoveries	1,117	1,246	3,906	3,736

Net charge-offs	1,799	1,937	5,965	5,371
Provision for loan losses	754	2,015	4,783	5,879

Balance at end of period	$26,455	$27,244	$26,455	$27,244

Net loan charge-offs to average loans (annualized)	0.35%	0.40%	0.41%	0.38%
Allowance for loan losses to total loans	1.30%	1.43%	1.30%	1.43%
Allowance for loan losses to non-performing loans	311%	333%	311%	333%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Based on this analysis, we believe the overall allowance for loan losses is adequate as of September 30, 2015.

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

Net charge-offs of $1.8 million in the third quarter of 2015 represented 0.35% of average loans on an annualized basis compared to $1.9 million or 0.40% in the third quarter of 2014. For the nine months ended September 30, 2015 net charge-offs of $6.0 million represented 0.41% of average loans compared to $5.4 million or 0.38% of average loans for same period in 2014. The year-to-date increase in net charge-offs was primarily driven by the charge-off during the first quarter of 2015 of two commercial loan relationships totaling $1.7 million that had been previously reserved by the Company.

The allowance for loan losses was $26.5 million at September 30, 2015, compared with $27.6 million at December 31, 2014. The decrease in allowance for loan losses reflects the reversal of a $1.1 million specific reserve related to a non-performing $2.5 million commercial credit relationship that paid off during the third quarter of 2015. The ratio of the allowance for loan losses to total loans was 1.30% at September 30, 2015, compared with 1.45% at December 31, 2014. The ratio of allowance for loan losses to non-performing loans was 311% at September 30, 2015, compared with 272% at December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30,	December 31,
	2015	2014
Nonaccrual loans:
Commercial business	$3,064	$4,288
Commercial mortgage	1,802	3,020
Residential mortgage	1,523	1,194
Home equity	792	463
Consumer indirect	1,292	1,169
Other consumer	12	11

Total nonaccrual loans	8,485	10,145
Accruing loans 90 days or more delinquent	8	8

Total non-performing loans	8,493	10,153
Foreclosed assets	286	194

Total non-performing assets	$8,779	$10,347

Non-performing loans to total loans	0.42%	0.53%
Non-performing assets to total assets	0.26%	0.33%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and nine months ended September 30, 2015 was as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30, 2015	September 30, 2015
Nonaccrual loans, beginning of period	$10,699	$10,145
Additions	4,895	15,278
Payments	(3,744)	(6,331)
Charge-offs	(2,821)	(9,580)
Returned to accruing status	(388)	(741)
Transferred to other real estate or repossessed assets	(156)	(286)

Nonaccrual loans, end of period	$8,485	$8,485

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2015 were $8.8 million, a decrease of $1.5 million from $10.3 million at December 31, 2014. The primary component of non-performing assets is non-performing loans, which were $8.5 million or 0.42% of total loans at September 30, 2015, a decrease of $1.6 million from $10.1 million or 0.53% of total loans at December 31, 2014. The decrease in non-performing loans was primarily driven by the third quarter 2015 payoff of a $2.5 million commercial credit relationship which we classified as nonaccrual during the first quarter of 2015. At the time of payoff, the credit relationship consisted of a $1.5 million commercial business loan with a specific reserve of $664 thousand and a $1.0 million commercial mortgage loan with a specific reserve of $444 thousand.

Approximately $1.2 million, or 14%, of the $8.5 million in non-performing loans as of September 30, 2015 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $2.5 million and $3.0 million at September 30, 2015 and December 31, 2014, respectively. We had no TDRs that were accruing interest as of September 30, 2015 or December 31, 2014.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented eight properties totaling $286 thousand at September 30, 2015 and four properties totaling $194 thousand at December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Potential problem loans are loans classified as substandard that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We identified $12.9 million and $13.7 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2015 and December 31, 2014, respectively.

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$623,296	22.6%	$571,260	23.3%
Interest-bearing demand	563,731	20.5	490,190	20.0
Savings and money market	942,673	34.2	795,835	32.5
Certificates of deposit < $100,000	343,830	12.5	347,899	14.2
Certificates of deposit of $100,000 or more	279,970	10.2	245,343	10.0

Total deposits	$2,753,500	100.0%	$2,450,527	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2015, total deposits were $2.75 billion, representing an increase of $303.0 million in comparison to $2.45 billion as of December 31, 2014. Certificates of deposit were approximately 23% and 24% of total deposits at September 30, 2015 and December 31, 2014, respectively.

Nonpublic deposits, the largest component of our funding sources, totaled $2.00 billion and $1.84 billion at September 30, 2015 and December 31, 2014, respectively, and represented 73% and 75% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $753.9 million and $607.5 million at September 30, 2015 and December 31, 2014, respectively, and represented 27% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2015 was due in part to seasonal inflows of municipal deposits in conjunction with successful business development efforts.

We had no traditional brokered deposits at September 30, 2015 or December 31, 2014; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $91.3 million and $128.5 million, respectively, at September 30, 2015, compared to $79.7 million and $67.1 million, respectively, at December 31, 2014. The year-to-date increase in ICS deposits is primarily due to customer balances transferred from the customer repurchase agreement product. See the “Borrowings” section below for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Short-term borrowings:
Short-term FHLB borrowings	$241,400	$295,300
Repurchase agreements	—	39,504

Total short-term borrowings	241,400	334,804
Long-term borrowings:
Subordinated notes	38,972	—

Total borrowings	$280,372	$334,804

Short-term Borrowings

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $146 million of immediate credit capacity with the FHLB as of September 30, 2015. We had approximately $490 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2015. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2015. Additionally, we had approximately $260 million of unencumbered liquid securities available for pledging.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of up to one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at September 30, 2015 consisted of $62.9 million in overnight borrowings and $178.5 million in short-term advances. Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances. During the second quarter of 2015, we discontinued the customer repurchase agreement product and transferred most of those customers into the ICS deposit product.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2015, no amounts have been drawn on the line of credit.

Long-term Borrowings

On April 15, 2015, the Company issued the Subordinated Notes to certain investors. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to April 15, 2030, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by the Company at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Debt issuance costs totaled $1.1 million and are being amortized as an adjustment to interest expense over 15 years. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes. The net proceeds from this offering were intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $241.4 million outstanding at September 30, 2015. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $750 million from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2015. The line of credit has a one year term and matures in May 2016. Funds drawn will be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $51.3 million as of September 30, 2015, a decrease of $6.9 million from $58.2 million as of December 31, 2014. Net cash provided by operating activities totaled $35.2 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $281.2 million, which included outflows of $130.5 million for net loan originations and $145.8 million from net investment securities transactions. Net cash provided by financing activities of $239.2 million was attributed to a $303.0 million increase in deposits and net proceeds of $38.9 million from the Subordinated Notes issuance, partly offset by a $93.4 million decrease in short-term borrowings and $9.5 million in dividend payments.

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

On April 15, 2015, the Parent issued the Subordinated Notes in a registered public offering. See the “Executive Overview” section of this Management’s Discussion and Analysis for further discussion regarding the issuance of the Subordinated Notes. The Parent contributed $34.0 million of the net proceeds from the Subordinated Notes offering to the Bank as capital to support both organic growth and opportunistic acquisitions.

Shareholders’ equity was $295.4 million at September 30, 2015, an increase of $15.9 million from $279.5 million at December 31, 2014. Net income for the year increased shareholders’ equity by $21.7 million, which was partially offset by common and preferred stock dividends declared of $9.5 million. Accumulated other comprehensive income included in shareholders’ equity increased $3.0 million during the first nine months of 2015 due primarily to higher net unrealized gains on securities available for sale.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Basel III Capital Rules” section below for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table reflects the ratios and their components (dollars in thousands):

	September 30,	December 31,
	2015	2014
Common shareholders’ equity	$278,094	$262,192
Less: Goodwill and other intangible assets (1)	62,105	68,639
Net unrealized gain on investment securities (2)	4,171	1,625
Net periodic pension & postretirement benefits plan adjustments	(10,223)	(10,636)
Other	152	—

Common equity Tier 1 (“CET1”) capital	221,889	n/a
Plus: Preferred stock	17,340	17,340
Less: Other	227	—

Tier 1 Capital	239,002	219,904
Plus: Qualifying allowance for loan losses	26,455	26,262
Subordinated Notes	38,972	—

Total regulatory capital (3)	$304,429	$246,166

Adjusted average total assets (for leverage capital purposes) (3)	$3,280,517	$2,993,050

Total risk-weighted assets (3)	$2,277,529	$2,099,626

Regulatory Capital Ratios (3)
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.29%	7.35%
CET1 capital (CET1 capital to total risk-weighted assets)	9.74	n/a
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.49	10.47
Total risk-based capital (Total risk-based capital to total risk-weighted assets)	13.37	11.72

(1)	September 30, 2015 calculated net of deferred tax liabilities.
(2)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.
(3)	September 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

The Company’s and the Bank’s actual and required regulatory capital ratios were as follows (dollars in thousands):

				For Capital
		Actual		Adequacy Purposes		Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Tier 1 leverage:	Company	$239,002	7.29%	$131,221	4.00%	$164,026	5.00%
	Bank	262,279	8.01	130,931	4.00	163,663	5.00
CET1 capital:	Company	221,889	9.74	102,489	4.50	148,039	6.50
	Bank	262,279	11.55	102,168	4.50	147,576	6.50
Tier 1 capital:	Company	239,002	10.49	136,652	6.00	182,202	8.00
	Bank	262,279	11.55	136,224	6.00	181,632	8.00
Total risk-based capital:	Company	304,429	13.37	182,202	8.00	227,753	10.00
	Bank	288,734	12.72	181,632	8.00	227,040	10.00
December 31, 2014
Tier 1 leverage:	Company	$219,904	7.35%	$119,722	4.00%	$149,653	5.00%
	Bank	215,672	7.21	119,671	4.00	149,588	5.00
Tier 1 capital:	Company	219,904	10.47	83,985	4.00	125,977	6.00
	Bank	215,672	10.28	83,889	4.00	125,834	6.00
Total risk-based capital:	Company	246,166	11.72	167,970	8.00	209,962	10.00
	Bank	241,905	11.53	167,779	8.00	209,723	10.00

As previously discussed, the Parent company contributed $34.0 million of net proceeds from the Subordinated Notes offering to the Bank as capital to support both organic growth and opportunistic acquisitions. The Bank’s leverage ratio and total risk-based capital ratio increased to 8.01% and 12.72%, respectively, at September 30, 2015, compared to 7.21% and 11.53%, respectively, at December 31, 2014, all of which exceeded the regulatory thresholds required to be classified as a “well capitalized” institution as established by the Bank’s primary banking regulators.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

Dividend Restrictions

In the ordinary course of business we are dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its well-capitalized status, at September 30, 2015, the Bank could pay aggregate dividends of up to approximately $34 million to the Parent without prior regulatory approval.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2014 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015. The following is an update of the discussion provided therein.

Portfolio Composition

With the exception of the $40.0 million of 6.0% fixed to floating rate subordinated notes issued by the Company on April 15, 2015, there was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2014 to September 30, 2015. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation, which measures rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At September 30, 2015, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2016 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(640)	$1,066	$2,475	$1,309
% Change	(0.66)%	1.10%	2.56%	1.36%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2015 and December 31, 2014. The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2015 and December 31, 2014. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	September 30, 2015			December 31, 2014
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$527,261			$476,735
- 100 Basis Points	538,164	$10,903	2.07%	489,184	$12,449	2.61%
+ 100 Basis Points	507,316	(19,945)	(3.78)	466,983	(9,752)	(2.05)
+ 200 Basis Points	486,936	(40,325)	(7.65)	453,868	(22,867)	(4.80)

The Pre-Shock Scenario EVE was $527.3 million at September 30, 2015, compared to $476.7 million at December 31, 2014. The increase in the Pre-Shock Scenario EVE at September 30, 2015, compared to December 31, 2014 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $453.9 million at December 31, 2014 to $486.9 million at September 30, 2015, reflecting asset valuations that reflected investment and loan rate changes offset by a more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from to (4.80)% at December 31, 2014 to (7.65)% at September 30, 2015. The change in sensitivity resulted from a reduced benefit in the asset valuations in the +200 basis point Rate Shock Scenario EVE as of September 30, 2015, compared to December 31, 2014.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed Herewith

32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 4, 2015
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, November 4, 2015
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, November 4, 2015
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)