Form 10-K
period 2015-12-31
FINANCIAL INSTITUTIONS INC
filed 2016-03-08
CIK 862831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark One)	Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2015 closing price reported by NASDAQ, was approximately $340,191,000.

As of February 29, 2016, there were outstanding, exclusive of treasury shares, 14,485,883 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such material differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;
•	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;
•	Geographic concentration may unfavorably impact our operations;
•	We depend on the accuracy and completeness of information about or from customers and counterparties;
•	Our insurance brokerage subsidiary, SDN, is subject to risk related to the insurance industry;
•	We are subject to environmental liability risk associated with our lending activities;
•	Commercial real estate and business loans increase our exposure to credit risks;
•	Our indirect lending involves risk elements in addition to normal credit risk;
•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;
•	Any future FDIC insurance premium increases may adversely affect our earnings;
•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;
•	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;
•	Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general;
•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;
•	We face competition in staying current with technological changes to compete and meet customer demands;
•	We rely on other companies to provide key components of our business infrastructure;
•	We use financial models for business planning purposes that may not adequately predict future results;
•	We may not be able to attract and retain skilled people;
•	Acquisitions may disrupt our business and dilute shareholder value;
•	We are subject to interest rate risk;
•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;
•	The fiscal and monetary policies of the federal government and its agencies have a significant impact on our earnings;
•	The soundness of other financial institutions could adversely affect us;
•	The value of our goodwill and other intangible assets may decline in the future;
•

A potential proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur substantial costs and negatively affect our business;

•	We operate in a highly competitive industry and market area;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
•	Liquidity is essential to our businesses;
•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;
•	We rely on dividends from our subsidiaries for most of our revenue;
•	We may not pay or may reduce the dividends on our common stock;
•

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and
•	The market price of our common stock may fluctuate significantly in response to a number of factors.

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

ITEM 1.    BUSINESS

GENERAL

Financial Institutions, Inc., (the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York” or “NYS”). The principal office of the Company is located at 220 Liberty Street, Warsaw, New York 14569 and its telephone number is (585) 786-1100. The Company was incorporated on September 15, 1931, but the continuity of its banking business is traced to the organization of the National Bank of Geneva on March 28, 1817. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” Five Star Bank is referred to as Five Star Bank, “FSB” or “the Bank,” and Scott Danahy Naylon, LLC is referred to as “SDN.” The consolidated financial statements include the accounts of the Company, the Bank and SDN. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.”

At December 31, 2015, the Company had consolidated total assets of $3.38 billion, deposits of $2.73 billion and shareholders’ equity of $293.8 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. At December 31, 2015, the Company had two direct wholly-owned subsidiaries: (1) the Bank, which provides a full range of banking services to consumer, commercial and municipal customers in Western and Central New York; and (2) SDN, which sells various premium-based insurance policies on a commission basis to commercial and consumer customers. At December 31, 2015, the Bank represented 99.3% and SDN represented 0.6% of the consolidated assets of the Company. Further discussion of our segments is included in Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Five Star Bank

The Bank is a New York chartered bank that has its headquarters at 55 North Main Street, Warsaw, NY, and a total of 50 full-service banking offices in the New York State counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates counties.

At December 31, 2015, the Bank had total assets of $3.36 billion, investment securities of $1.03 billion, net loans of $2.06 billion, deposits of $2.74 billion and shareholders’ equity of $302.6 million, compared to total assets of $3.07 billion, investment securities of $916.9 million, net loans of $1.88 billion, deposits of $2.46 billion and shareholders’ equity of $256.3 million at December 31, 2014. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

Scott Danahy Naylon, LLC

Acquired in August 2014, SDN is a full-service insurance agency founded in 1923 and headquartered in Amherst, NY. SDN offers personal, commercial and financial services products and serves over 6,000 clients in 44 states. For the year ended December 31, 2015, SDN had total revenue of $5.0 million.

SDN’s primary market area is Erie and Niagara counties in New York State. Most lines of personal insurance are provided, including automobile, homeowners, boat, recreational vehicle, landlord, and umbrella coverage. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. SDN also provides the following financial services products: life and disability insurance, Medicare supplements, long-term care, annuities, mutual funds, retirement programs and New York State disability.

Courier Capital

Acquired in January 2016, Courier Capital, LLC is an SEC-registered investment advisory and wealth management firm based in Western New York, with offices in Buffalo and Jamestown. With $1.2 billion in assets under management, Courier Capital offers customized investment management, investment consulting and retirement plan services to over 1,100 individuals, businesses and institutions.

Other Subsidiaries

In addition to the Bank and SDN, the Company had the following indirect wholly-owned subsidiary as of December 31, 2015:

Five Star REIT, Inc.  Five Star REIT, Inc., a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that holds residential mortgages and commercial real estate loans. Five Star REIT provides additional flexibility and planning opportunities for the business of the Bank.

Business Strategy

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking and other financial services needs of individuals, municipalities and businesses of the local communities surrounding our primary service area. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad-based banking relationships. Our core customers are primarily small- to medium-sized businesses, individuals and community organizations who prefer to build banking, insurance and wealth management relationships with a community bank that offers and combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, insurance and wealth management products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy - the growth of a diversified and high-quality loan portfolio.

Acquisition Strategy

We will continue to explore market expansion opportunities in or near our current market areas as opportunities arise. Our primary focus will be on increasing market share within existing markets, while taking advantage of potential growth opportunities within our insurance and wealth management lines of business by acquiring new businesses that can be added to existing operations. We believe our capital position remains strong enough to support an active merger and acquisition strategy, and expansion of our core financial service businesses of banking, insurance and wealth management. Consequently, we continue to explore acquisition opportunities in these activities. In evaluating acquisition opportunities, we will balance the potential for earnings accretion with maintaining adequate capital levels, which could result in our common stock being the predominate form of consideration and/or the need for us to raise capital.

Conversations with potential strategic partners are occurring on a regular basis. The evaluation of any potential opportunity will favor a transaction that complements our core competencies and strategic intent, with a lesser emphasis being placed on geographic location or size. Additionally, we remain committed to maintaining a diversified revenue stream. Our senior management team has had extensive experience in acquisitions and post-acquisition integration of operations, and is prepared to act quickly should a potential opportunity arise, but will remain disciplined with its approach. We believe this experience positions us to successfully acquire and integrate additional financial services and banking businesses.

MARKET AREAS AND COMPETITION

We provide a wide range of banking and financial services to individuals, municipalities and businesses through a network of over 50 offices and an extensive ATM network throughout Western and Central New York. The region includes the counties of Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Schuyler, Seneca, Steuben, Wyoming and Yates counties. Our banking activities, though concentrated in the communities where we maintain branches, also extend into neighboring counties. In addition, we have expanded our consumer indirect lending presence to the Capital District of New York and Northern and Central Pennsylvania.

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

We face significant competition in both making loans and attracting deposits, as both Western and Central New York have a high density of financial institutions. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We generally compete with other financial service providers on factors such as level of customer service, responsiveness to customer needs, availability and pricing of products, and geographic location. Our industry frequently experiences merger activity, which affects competition by eliminating some institutions while potentially strengthening the franchises of others.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2015, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2015 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

County	Market Share	Market Rank	Number of Branches(1)
Allegany	7.4%	3	1
Cattaraugus	28.1%	2	5
Cayuga	3.3%	10	1
Chautauqua	1.2%	8	1
Chemung	14.4%	3	3
Erie	0.4%	10	3
Genesee	21.7%	3	3
Livingston	37.0%	1	5
Monroe	1.4%	10	6
Ontario	13.9%	2	5
Orleans	23.5%	2	2
Seneca	24.6%	2	2
Steuben	27.9%	1	7
Wyoming	53.8%	1	4
Yates	43.6%	1	2
(1) Number of branches current as of December 31, 2015.

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

•

U.S. government agency securities, which are securities issued by official Federal government bodies (e.g., the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”)), and U.S. government-sponsored enterprise securities, which are securities issued by independent organizations that are in part sponsored by the federal government (e.g., the Federal Home Loan Bank (“FHLB”) system, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Farm Credit Bureau);

•	Mortgage-backed securities (“MBS”) include mortgage-backed pass-through securities, collateralized mortgage obligations and multi-family MBS issued by GNMA, FNMA and FHLMC;

•	Investment grade municipal securities, including revenue, tax and bond anticipation notes, statutory installment notes and general obligation bonds;

•	Certain creditworthy un-rated securities issued by municipalities;

•	Certificates of deposit;

•	Equity securities at the holding company level; and

•	Limited partnership investments.

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

Commercial Business and Commercial Mortgage Lending

We originate commercial business loans in our primary market areas and underwrite them based on the borrower’s ability to service the loan from operating income. We offer a broad range of commercial lending products, including term loans and lines of credit. Short and medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. We offer commercial business loans to customers in the agricultural industry for short-term crop production, farm equipment and livestock financing. As a general practice, where possible, a first position collateral lien is placed on any available real estate, equipment or other assets owned by the borrower and a personal guarantee of the owner is obtained. As of December 31, 2015, $102.9 million, or 33%, of our aggregate commercial business loan portfolio were at fixed rates, while $210.8 million, or 67%, were at variable rates.

We also offer commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures and, to a smaller extent, agricultural real estate financing. Commercial mortgage loans are secured by first liens on the real estate and are typically amortized over a 10 to 20 year period. The underwriting analysis includes credit verification, appraisals and a review of the borrower’s financial condition and repayment capacity. As of December 31, 2015, $238.0 million, or 42%, of the loans in our aggregate commercial mortgage portfolio were at fixed rates, while $328.1 million, or 58%, were at variable rates.

We utilize government loan guarantee programs where available and appropriate.

Government Guarantee Programs

We participate in government loan guarantee programs offered by the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2015, we had loans with an aggregate principal balance of $54.3 million that were covered by guarantees under these programs. The guarantees typically only cover a certain percentage of these loans. By participating in these programs, we are able to broaden our base of borrowers while minimizing credit risk.

Residential Mortgage Lending

We originate fixed and variable rate one-to-four family residential mortgages collateralized by owner-occupied properties located in our market areas. We offer a variety of real estate loan products, which are generally amortized over periods of up to 30 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 80% of appraised value, or have mortgage insurance. Mortgage title insurance and hazard insurance are normally required. We sell certain one-to-four family residential mortgages to the secondary mortgage market and typically retain the right to service the mortgages. To assure maximum salability of the residential loan products for possible resale, we typically follow the underwriting and appraisal guidelines of the secondary market, including the FHLMC and the Federal Housing Administration, and service the loans in a manner that satisfies the secondary market agreements. As of December 31, 2015, our residential mortgage servicing portfolio totaled $196.0 million, the majority of which has been sold to the FHLMC. As of December 31, 2015, our residential mortgage loan portfolio totaled $98.3 million, or 5% of our total loan portfolio. We do not engage in sub-prime or other high-risk residential mortgage lending as a line-of-business.

Consumer Lending

We offer a variety of loan products to our consumer customers, including home equity loans and lines of credit, automobile loans, secured installment loans and other types of secured and unsecured personal loans. At December 31, 2015, outstanding consumer loan balances were concentrated in indirect automobile loans and home equity products, which represented 61% and 37% of our outstanding consumer loan balances, respectively.

We originate indirect consumer loans for a mix of new and used vehicles through franchised new car dealers. The consumer indirect loan portfolio is primarily comprised of loans with terms that typically range from 36 to 84 months. We have developed relationships with franchised new car dealers in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. As of December 31, 2015, our consumer indirect portfolio totaled $676.9 million, or 33% of our total loan portfolio. The consumer indirect loan portfolio primarily consists of fixed rate loans with relatively short durations.

We also originate, independently of the indirect loans described above, consumer automobile loans, recreational vehicle loans, boat loans, home improvement loans, closed-end home equity loans, home equity lines of credit, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 240 months and vary based upon the nature of the collateral and the size of loan. The majority of the consumer lending program is underwritten on a secured basis using the customer’s home or the financed automobile, mobile home, boat or recreational vehicle as collateral. As of December 31, 2015, $286.5 million, or 70%, of the loans in our home equity portfolio were at fixed rates, while $123.6 million, or 30%, were at variable rates. Approximately 82% of the loans in our home equity portfolio were in first lien positions at December 31, 2015. The other loans in our consumer portfolio totaled $18.5 million as of December 31, 2015, all but $895 thousand of which were fixed rate loans.

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

Our credit objectives are to:

•	Compete effectively and service the legitimate credit needs of our target market;

•	Enhance our reputation for superior quality and timely delivery of products and services;

•	Provide pricing that reflects the entire relationship and is commensurate with the risk profiles of our borrowers;

•	Retain, develop and acquire profitable, multi-product, value added relationships with high quality borrowers;

•	Focus on government guaranteed lending and specialize in this area to meet the needs of the small businesses in our communities; and

•	Comply with all relevant laws and regulations.

Our policy includes loan reviews, under the supervision of our Audit and Risk Oversight committees of the Board of Directors and directed by our Chief Risk Officer, in order to render an independent and objective evaluation of our asset quality and credit administration process.

We assign risk ratings to loans in the commercial business and commercial mortgage portfolios. We use those risk ratings to:

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

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance reflects management’s estimate of the amount of probable loan losses in the portfolio, based on factors such as:

•	Specific allocations for individually analyzed credits;

•	Risk assessment process;

•	Historical net charge-off experience;

•	Evaluation of loss emergence and look-back periods;

•	Evaluation of the loan portfolio with loan reviews;

•	Levels and trends in delinquent and non-accruing loans;

•	Trends in volume and terms of loans;

•	Effects of changes in lending policy;

•	Experience, ability and depth of management;

•	National and local economic trends and conditions;

•	Concentrations of credit;

•	Interest rate environment;

•	Customer leverage;

•	Information (availability of timely financial information); and

•	Collateral values.

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

3.

The retail loan portfolio is segmented into the following types of loans: residential mortgage, home equity (home equity loans and lines of credit), consumer indirect and other consumer. Allowance allocations for the retail loan portfolio are based on the average loss experience for the previous eight quarters, supplemented with loss emergence periods and qualitative factors similar to the elements described above.

Management presents a quarterly review of the adequacy of the allowance for loan losses to the Audit Committee of our Board of Directors based on the methodology described above. See also the section titled “Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

We had no traditional brokered deposits at December 31, 2015; however, we do participate in the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $92.9 million and $146.6 million, respectively, at December 31, 2015.

Borrowings

We have access to a variety of borrowing sources and use both short-term and long-term borrowings to support our asset base. Borrowings from time-to-time include federal funds purchased, securities sold under agreements to repurchase, FHLB advances and borrowings from the discount window of the FRB.

OPERATING SEGMENTS

As of December 31, 2015 we had two reportable operating segments, banking and insurance, which are delineated by the subsidiaries of Financial Institutions, Inc. as of December 31, 2015. The banking segment includes all of the Company’s retail and commercial banking operations. The insurance segment includes the activities of SDN, a full service insurance agency that provides a broad range of insurance services to both personal and business clients. The Company operated as one business segment until the acquisition of SDN on August 1, 2014, at which time the new “Insurance” segment was created for financial reporting purposes.

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

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FISI” and is subject to NASDAQ rules for listed companies.

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

Holding Company Regulation.   We are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB”), under the Bank Holding Company Act (the “BHC Act”), as amended by, among other laws, the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010. We are registered with the Federal Reserve as a bank holding company (“BHC”) and have elected to be treated as a financial holding company under the BHC Act. We must file reports with the FRB and such additional information as the FRB may require, and our holding company and non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The BHC Act provides that a bank holding company must obtain FRB approval before:

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

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in 2010, significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, including some that may affect our business in substantial and unpredictable ways. We have incurred higher operating costs in complying with the Dodd -Frank Act, and we expect that these higher costs will continue for the foreseeable future. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition, and results of operations. See Item 1A, Risk Factors, for a more extensive discussion of this topic.

The Volcker Rule.  The Dodd-Frank act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the “Volcker Rule.” To implement the Volcker Rule, federal regulators issued final rules in December 2013 that were to become effective April 2014. The Federal Reserve subsequently issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015, and extended the compliance date for banks to conform their investments in certain “legacy covered funds” until July 21, 2016. These final rules exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule; therefore, the Volcker rule will not have a material effect on our business, financial condition and results of operations.

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

Capital Requirements.    The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and the Bank, parts of which are currently in the process of being phased in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee.

Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank (the “general risk-based capital rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved the final Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules substantially revised the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, including the Company and the Bank, as compared to the general risk-based capital rules. The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III Rules, among other things, (i) introduce a new capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is an amount in addition to these minimum risk-based capital ratio requirements. The Basel III Rules also provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to the Company or the Bank. Banking institutions that do not hold capital above the required minimum levels, including the capital conservation buffer, will face constraints on dividends and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the Basel III Rules will require the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Rules prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Leverage Requirements.   BHCs and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0%.

Liquidity Regulation.    During 2014, the U.S. banking agencies adopted final rules implementing one of the two new standards provided for in the Basel III liquidity framework - its liquidity coverage ratio (“LCR”), which is designed to ensure that a bank maintains an adequate level of unencumbered high quality liquid assets equal to the bank’s expected net cash outflows for a thirty-day time horizon under an acute liquidity stress scenario. The rules as adopted apply in their most comprehensive form only to advanced approaches bank holding companies and depository institution subsidiaries of such bank holding companies and, in a modified form, to banking organizations having $50 billion or more in total consolidated assets. Accordingly they do not apply to either the Company or the Bank. As a result, we do not manage our balance sheet to be compliant with these rules.

The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel Committee finalized its formulation of the NSFR in 2014, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.

Prompt Corrective Action.    The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. Under rules in effect through December 31, 2014, a depository institution is deemed to be “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. As of January 1, 2015, the standards for “well-capitalized” status under prompt corrective action regulations changed by, among other things, introducing a CET 1 ratio requirement of 6.5% and increasing the Tier 1 risk-based capital ratio requirement from 6.0% to 8.0%. The total risk-based capital ratio and Tier 1 leverage ratio requirements remain at 10.0% and 5.0%, respectively.

The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. The current capital rule established by the federal bank regulators, discussed above under “Capital Requirements,” amend the prompt corrective action requirements in certain respects, including adding a CET1 risk-based capital ratio as one of the metrics (with a minimum 6.5% ratio for well-capitalized status) and increasing the Tier 1 risk-based capital ratio required for each of the five capital categories, including an increase from 6.0% to 8.0% to be well-capitalized.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the section titled “Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The current requirements and the actual levels for the Company and the Bank are detailed in Note 11, Regulatory Matters, of the notes to consolidated financial statements, included in this Annual Report on Form 10-K.

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

The primary source of cash for dividends we pay is the dividends we receive from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Approval of the New York State Department of Financial Services is required prior to paying a dividend if the dividend declared by the Bank exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years. At January 1, 2016, the Bank could declare dividends of $25.6 million from retained net profits of the preceding two years. The bank declared dividends of $16.0 million in 2015 and $20.0 million in 2014.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2015, the FICO assessment was equal to 0.58 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.
•	The markets in which firms operate and risks to consumers posed by activities in those markets.
•	Depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus.
•	Non-depository companies that offer one or more consumer financial products or services.

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

During January 2015 we signed an Assurance of Discontinuance with the NYS Attorney General’s office related to an investigation into lending practices for minority residents within the City of Rochester. As part of the agreement, we paid NYS $150 thousand to cover its costs. An additional $750 thousand in dedicated funds spread over three-years has been earmarked for ongoing business efforts consistent with the Bank’s growth initiatives in the Rochester market, and throughout Monroe County, including efforts focused on marketing to minority communities, as well as lending discounts and/or subsidies.

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

Incentive Compensation.   Our compensation practices are subject to oversight by the Federal Reserve. In June 2010, the Federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Dodd-Frank requires the Federal banking agencies to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total consolidated assets (which would include the Company and the Bank) that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, the agencies must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The initial version of these regulations was proposed by agencies in early 2011 but the regulations have not yet been finalized. The proposed regulations include the three key principles from the June 2010 regulatory guidance discussed above. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

Other Future Legislation and Changes in Regulations. In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and/or our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or our subsidiaries could have a material effect on our business.

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

EMPLOYEES

At December 31, 2015, we had 691 employees, none of whom are subject to a collective bargaining agreement. Management believes our relations with employees are good.

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

Commercial real estate and business loans increase our exposure to credit risks.

At December 31, 2015, our portfolio of commercial real estate and business loans totaled $879.9 million, or 42.2% of total loans. We plan to continue to emphasize the origination of these types of loans, which generally expose us to a greater risk of nonpayment and loss than residential real estate or consumer loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to consumer loans or residential real estate loans. A sudden downturn in the economy could result in borrowers being unable to repay their loans, thus exposing us to increased credit risk.

Our indirect lending involves risk elements in addition to normal credit risk.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers located in Western, Central and the Capital District of New York, and Northern and Central Pennsylvania. These loans are for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness, and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, such loans involve risks elements in addition to normal credit risk. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. While indirect automobile loans are secured, such loans are secured by depreciating assets and characterized by loan-to-value ratios that could result in us not recovering the full value of an outstanding loan upon default by the borrower. If the losses from our indirect loan portfolio are higher than anticipated, that could have a material adverse effect on our financial condition and results of operations.

We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason.

At December 31, 2015, we had $2.1 billion of deposit liabilities that have no maturity and, therefore, may be withdrawn by the depositor at any time. These deposit liabilities include our checking, savings, and money market deposit accounts.

Market conditions may impact the competitive landscape for deposits in the banking industry. The unprecedented low rate environment and future actions the Federal Reserve may take may impact pricing and demand for deposits in the banking industry. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest earning assets, or a combination of these two actions. The replacement of deposit funding with wholesale funding could cause our overall cost of funding to increase, which would reduce our net interest income. A loss of interest earning assets could also reduce our net interest income.

Any future FDIC insurance premium increases may adversely affect our earnings.

The amount that is assessed by the FDIC for deposit insurance is set by the FDIC based on a variety of factors. These include the depositor insurance fund’s reserve ratio, the Bank’s assessment base, which is equal to average consolidated total assets minus average tangible equity, and various inputs into the FDIC’s assessment rate calculation.

If there are additional financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See Part I, Item 1 “Business”, “Federal Deposit Insurance Assessments” for more information about FDIC insurance premiums.

We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, fair lending, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

We describe the significant federal and state banking regulations that affect us in the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business”.

New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition.

Accounting principles generally accepted in the United States, require us to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and reserves related to litigation, among other items. Certain of our financial instruments, including available-for-sale securities and certain loans, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. These risks, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general.

We have been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Legal and regulatory matters could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations.

We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could adversely affect our results of operations and financial condition.

A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business depends on our ability to process and monitor a large volume of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition.

We face competition in staying current with technological changes to compete and meet customer demands.

The financial services market, including banking services, faces rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

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

We intend to continue to pursue a growth strategy for our business by expanding our branch network into communities within or adjacent to markets where we currently conduct business.    We may consider acquisitions of loans or securities portfolios, lending or leasing firms, commercial and small business lenders, residential lenders, direct banks, banks or bank branches, wealth and investment management firms, securities brokerage firms, specialty finance or other financial services-related companies. We also intend to expand our SDN and Courier subsidiaries by acquiring smaller insurance agencies and wealth management firms in areas which complement our current footprint. We may be unsuccessful in expanding our SDN and Courier subsidiaries through acquisition because of the growing interest in acquiring insurance brokers and wealth management firms, which could make it more difficult for us to identify appropriate targets and could make such acquisitions more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions or be able to execute transactions on favorable terms. If we are unable to expand our SDN and Courier operations through smaller acquisitions, we may not be able to achieve all of the expected benefits of the SDN and Courier acquisitions, which could adversely affect our results of operations and financial condition.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;
•	challenge and expense of integrating the operations and personnel of the target company;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target company;
•	potential changes in banking or tax laws or regulations that may affect the target company; and
•	additional regulatory burdens associated with new lines of business.

We are subject to interest rate risk.

Our earnings and cash flows depend largely upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The fiscal and monetary policies of the federal government and its agencies have a significant impact on our earnings.

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

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2015, we had $60.4 million of goodwill and $6.5 million of other intangible assets. Significant and sustained declines in our stock price and market capitalization, significant declines in our expected future cash flows, significant adverse changes in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of core deposit intangibles and other intangible assets (primarily customer relationships). Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded which could have a material adverse effect on our results of operations.

During the fourth quarter of 2015, we determined that the carrying value of our Insurance reporting unit exceeded its fair value and recorded a $751 thousand impairment charge. For further discussion, see Note 1, Summary of Significant Accounting Policies, and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

A potential proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur substantial costs and negatively affect our business.

Over the last few years, proxy contests and other forms of shareholder activism have been directed against numerous publicly-traded community banks. On December 16, 2015, Clover Partners, L.P. (“Clover”), a holder of approximately 5% of our outstanding common stock, wrote a letter to our Board of Directors raising concerns regarding our strategic direction, expressing Clover’s desire to see the Company sold, expressing its desire for representation on our Board of Directors, and threatening a proxy contest. In the event that any significant investor makes proposals concerning our operations, governance or other matters, or seeks to change our Board of Directors, our review and consideration of such proposals may require the devotion of a significant amount of time by our management and employees and could require us to expend significant resources. Further, if our Board of Directors, in exercising its fiduciary duties, disagrees with or determines not to pursue the strategic direction suggested by an activist shareholder, our business could be adversely affected by responding to a costly and time-consuming proxy contest or other actions from an activist shareholder that will divert the attention of our management and employees, interfere with our ability to execute our strategic plan, result in the loss of business opportunities and customers, and make it more difficult for us to attract and retain qualified personnel and business partners.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and internet banks within the markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. More recently, peer to peer lending has emerged as an alternative borrowing source for our customers and many other non-banks offer lending and payment services in competition with banks. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

We cannot assure that required capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition, results of operations or liquidity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own a 27,400 square foot building in Warsaw, New York that serves as our headquarters, and principal executive and administrative offices. We lease a 22,200 square foot regional administrative facility located in Pittsford, New York. This lease expires in April 2017.

We are engaged in the banking business through 50 branch offices, of which 35 are owned and 15 are leased, in the following fifteen contiguous counties of Western and Central New York: Allegany, Cattaraugus, Cayuga, Chautauqua, Chemung, Erie, Genesee, Livingston, Monroe, Ontario, Orleans, Seneca, Steuben, Wyoming and Yates Counties. The operating leases for our branch offices expire at various dates through the year 2036 and generally include options to renew.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “FISI.” At February 29, 2016, 14,485,883 shares of our common stock were outstanding and held by approximately 4,600 shareholders of record. During 2015, the high sales price of our common stock was $29.04 and the low sales price was $21.67. The closing price per share of our common stock on December 31, 2015, the last trading day of our fiscal year, was $28.00. We declared dividends of $0.80 per common share during the year ended December 31, 2015. See additional information regarding the market price and dividends paid in Part II, Item 6, “Selected Financial Data”.

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

Stock Performance Graph

The stock performance graph below compares (a) the cumulative total return on our common stock for the period beginning December 31, 2010 as reported by the NASDAQ Global Select Market, through December 31, 2015, (b) the cumulative total return on stocks included in the NASDAQ Composite Index over the same period, and (c) the cumulative total return, as compiled by SNL Financial LC (“SNL”), of Major Exchange (NYSE, NYSE MKT and NASDAQ) Banks with $1 billion to $5 billion in assets over the same period. Cumulative return assumes the reinvestment of dividends. The graph was prepared by SNL and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Financial Institutions, Inc.	100.00	87.62	104.55	143.79	151.22	173.96
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1B-$5B Index	100.00	91.20	112.45	163.52	170.98	191.39

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	At or for the year ended December 31,
	2015	2014	2013	2012	2011
Selected financial condition data:
Total assets	$3,381,024	$3,089,521	$2,928,636	$2,763,865	$2,336,353
Loans, net	2,056,677	1,884,365	1,806,883	1,681,012	1,461,516
Investment securities	1,030,112	916,932	859,185	841,701	650,815
Deposits	2,730,531	2,450,527	2,320,056	2,261,794	1,931,599
Borrowings	332,090	334,804	337,042	179,806	150,698
Shareholders’ equity	293,844	279,532	254,839	253,897	237,194
Common shareholders’ equity	276,504	262,192	237,497	236,426	219,721
Tangible common shareholders’ equity(1)	209,558	193,553	187,495	186,037	182,352

Selected operations data:
Interest income	$105,450	$101,055	$98,931	$97,567	$95,118
Interest expense	10,137	7,281	7,337	9,051	13,255

Net interest income	95,313	93,774	91,594	88,516	81,863
Provision for loan losses	7,381	7,789	9,079	7,128	7,780

Net interest income after provision for loan losses	87,932	85,985	82,515	81,388	74,083
Noninterest income	30,337	25,350	24,833	24,777	23,925
Noninterest expense	79,393	72,355	69,441	71,397	63,794

Income before income taxes	38,876	38,980	37,907	34,768	34,214
Income tax expense	10,539	9,625	12,377	11,319	11,415

Net income	$28,337	$29,355	$25,530	$23,449	$22,799

Preferred stock dividends and accretion	1,462	1,462	1,466	1,474	3,182

Net income available to common shareholders	$26,875	$27,893	$24,064	$21,975	$19,617

Stock and related per share data:
Earnings per common share:
Basic	$1.91	$2.01	$1.75	$1.60	$1.50
Diluted	1.90	2.00	1.75	1.60	1.49
Cash dividends declared on common stock	0.80	0.77	0.74	0.57	0.47
Common book value per share	19.49	18.57	17.17	17.15	15.92
Tangible common book value per share(1)	14.77	13.71	13.56	13.49	13.21
Market price (NASDAQ: FISI):
High	29.04	27.02	26.59	19.52	20.36
Low	21.67	19.72	17.92	15.22	12.18
Close	28.00	25.15	24.71	18.63	16.14

Performance ratios:
Net income, returns on:
Average assets	0.87%	0.98%	0.91%	0.93%	1.00%
Average equity	9.78	10.80	10.10	9.46	9.82
Average common equity	9.87	10.96	10.23	9.53	9.47
Average tangible common equity(1)	13.16	14.12	13.00	11.74	11.55
Average tangible assets(1)	0.84	0.95	0.87	0.89	0.88
Common dividend payout ratio	41.88	38.31	42.29	35.63	31.33
Net interest margin (fully tax-equivalent)	3.28	3.50	3.64	3.95	4.04
Effective tax rate	27.1	24.7	32.7	32.6	33.4
Efficiency ratio(2)	61.58%	58.59%	58.48%	62.87%	60.55%

(1)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.
(2)	Efficiency ratio equals noninterest expense less other real estate expense and amortization and impairment of goodwill and other intangible assets as a percentage of net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities, adjustments to contingent liabilities and amortizations of tax credit investment.

(Dollars in thousands)	At or for the year ended December 31,
	2015	2014	2013	2012	2011
Capital ratios:
Leverage ratio(1)	7.41%	7.35%	7.63%	7.71%	8.63%
Common equity Tier 1 ratio(1)	9.77	n/a	n/a	n/a	n/a
Tier 1 capital ratio(1)	10.50	10.47	10.82	10.73	12.20
Total risk-based capital ratio(1)	13.35	11.72	12.08	11.98	13.45
Average equity to average assets	8.86	9.08	9.01	9.84	10.20
Common equity to assets	8.18	8.49	8.11	8.55	9.40
Tangible common equity to tangible assets(2)	6.32%	6.41%	6.51%	6.86%	7.93%

Asset quality:
Non-performing loans	$8,440	10,153	$16,622	$9,125	$7,076
Non-performing assets	8,603	10,347	17,083	10,062	9,187
Allowance for loan losses	27,085	27,637	26,736	24,714	23,260
Net loan charge-offs	$7,933	6,888	$7,057	$5,674	$4,986
Non-performing loans to total loans	0.41%	0.53%	0.91%	0.53%	0.48%
Non-performing assets to total assets	0.25	0.33	0.58	0.36	0.39
Net charge-offs to average loans	0.40	0.37	0.40	0.36	0.36
Allowance for loan losses to total loans	1.30	1.45	1.46	1.45	1.57
Allowance for loan losses to non-performing loans	321%	272%	161%	271%	329%

Other data:
Number of branches	50	49	50	52	50
Full time equivalent employees	660	622	608	628	575

(1)	2015 ratios calculated under Basel III rules, which became effective January 1, 2015.
(2)	This is a non-GAAP measure that we believe is useful in understanding our financial performance and condition. Refer to the GAAP to Non-GAAP Reconciliation for further information.

GAAP to Non-GAAP Reconciliation

(In thousands, except per share data)	At or for the year ended December 31,
	2015	2014	2013	2012	2011
Computation of ending tangible common equity:
Common shareholders’ equity	$276,504	$262,192	$237,497	$236,426	$219,721
Less: Goodwill and other intangible assets, net	66,946	68,639	50,002	50,389	37,369

Tangible common shareholders’ equity	$209,558	$193,553	$187,495	$186,037	$182,352

Computation of ending tangible assets:
Total assets	$3,381,024	$3,089,521	$2,928,636	$2,763,865	$2,336,353
Less: Goodwill and other intangible assets, net	66,946	68,639	50,002	50,389	37,369

Tangible assets	$3,314,078	$3,020,882	$2,878,634	$2,713,476	$2,298,984

Tangible common equity to tangible assets(1)	6.32%	6.41%	6.51%	6.86%	7.93%

Common shares outstanding	14,191	14,118	13,829	13,788	13,803
Tangible common book value per share(2)	$14.77	$13.71	$13.56	$13.49	$13.21

Computation of average tangible common equity:
Average common equity	$272,367	$254,533	$235,290	$230,527	$207,189
Average goodwill and other intangible assets, net	68,138	57,039	50,201	43,399	37,369

Average tangible common equity	$204,229	$197,494	$185,089	$187,128	$169,820

Computation of average tangible common equity:
Average assets	$3,269,890	$2,994,604	$2,803,825	$2,519,258	$2,277,149
Average goodwill and other intangible assets, net	68,138	57,039	50,201	43,399	37,369

Average tangible assets	$3,210,752	$2,937,565	$2,753,624	$2,475,859	$2,239,780

Net income available to common shareholders	$26,875	$27,893	$24,064	$21,975	$19,617
Return on average tangible common equity(3)	13.16%	14.12%	13.00%	11.74%	11.55%
Return on average tangible assets(4)	0.84%	0.95%	0.87%	0.89%	0.88%

(1)	Tangible common shareholders’ equity divided by tangible assets.
(2)	Tangible common shareholders’ equity divided by common shares outstanding.
(3)	Net income available to common shareholders divided by average tangible common equity.
(4)	Net income available to common shareholders divided by average tangible assets.

SELECTED QUARTERLY DATA

(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015
Interest income	$27,487	27,007	25,959	24,997
Interest expense	2,856	2,876	2,555	1,850

Net interest income	24,631	24,131	23,404	23,147
Provision for loan losses	2,598	754	1,288	2,741

Net interest income, after provision for loan losses	22,033	23,377	22,116	20,406
Noninterest income	8,580	7,005	6,455	8,297
Noninterest expense	21,828	19,318	19,236	19,011

Income before income taxes	8,785	11,064	9,335	9,692
Income tax expense	2,150	2,748	2,750	2,891

Net income	$6,635	8,316	6,585	6,801

Preferred stock dividends	365	366	366	365

Net income applicable to common shareholders	$6,270	7,950	6,219	6,436

Earnings per common share (1):
Basic	$0.44	0.56	0.44	0.46
Diluted	0.44	0.56	0.44	0.46
Market price (NASDAQ: FISI):
High	$29.04	25.21	25.50	25.38
Low	24.05	23.54	22.50	21.67
Close	28.00	24.78	24.84	22.93
Dividends declared	$0.20	0.20	0.20	0.20

2014
Interest income	$25,984	25,129	24,883	25,059
Interest expense	1,846	1,871	1,780	1,784

Net interest income	24,138	23,258	23,103	23,275
Provision for loan losses	1,910	2,015	1,758	2,106

Net interest income, after provision for loan losses	22,228	21,243	21,345	21,169
Noninterest income	5,155	7,261	6,577	6,357
Noninterest expense	19,379	17,955	17,808	17,213

Income before income taxes	8,004	10,549	10,114	10,313
Income tax expense	84	3,365	3,082	3,094

Net income	$7,920	7,184	7,032	7,219

Preferred stock dividends	365	366	365	366

Net income applicable to common shareholders	$7,555	6,818	6,667	6,853

Earnings per common share (1):
Basic	$0.54	0.49	0.48	0.50
Diluted	0.54	0.49	0.48	0.50
Market price (NASDAQ: FISI):
High	$27.02	24.94	24.88	25.69
Low	22.45	21.71	22.17	19.72
Close	25.15	22.48	23.42	23.02
Dividends declared	$0.20	0.19	0.19	0.19

(1)	Earnings per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share amounts may not equal the total for the year.

2015 FOURTH QUARTER RESULTS

Net income was $6.6 million for the fourth quarter of 2015 compared with $7.9 million for the fourth quarter of 2014. After preferred dividends, net income available to common shareholders for the fourth quarter of 2015 was $6.3 million or $0.44 per diluted share, compared to $7.6 million or $0.54 per share in the fourth quarter of 2014.

Net interest income for the fourth quarter of 2015 increased $493 thousand compared to the fourth quarter of 2014. The increase was primarily related to an increase in average interest-earning assets of $316.3 million, led by a $172.3 million increase in investment securities and a $144.0 million increase in loans. The increase was partially offset by a lower net interest margin, which decreased 30 basis points from the fourth quarter of 2014 to the fourth quarter of 2015.

The provision for loan losses was $2.6 million for the fourth quarter of 2015 compared with $1.9 million for the fourth quarter of 2014. Net charge-offs for the fourth quarter of 2015 were $2.0 million, or 0.38% annualized, of average loans, compared to $1.5 million, or 0.32% annualized, of average loans in the fourth quarter of 2014.

Noninterest income was $8.6 million for the fourth quarter of 2015 compared to $5.2 million in the fourth quarter of 2014. The increase was driven primarily by a non-cash fair value adjustment of the contingent consideration liability in the fourth quarter of 2015 that resulted in noninterest income of $1.1 million related to the SDN acquisition and the amortization of a historic tax investment in a community-based project which reduced noninterest income by $2.3 million in the fourth quarter of 2014. These types of investments are amortized in the first year the project is placed in service and we recognized the amortization as contra-income, included in noninterest income, with an offsetting tax benefit that reduced income tax expense.

Noninterest expense was $21.8 million for the fourth quarter of 2015 compared to $19.4 million in the fourth quarter of 2014. Salaries and employee benefits expense, the largest noninterest expense item, was up $781 thousand from the fourth quarter of 2014, and reflects a combination of additional personnel to support organic growth as part of the Company’s expansion initiatives and higher pension expense. Noninterest expense also included $751 thousand of goodwill impairment in the fourth quarter of 2015 related to the SDN acquisition, an increase of $176 thousand in professional service fees attributable to the acquisition of Courier Capital, and additional marketing services related to branding and the opening of our new CityGate branch in Rochester, NY.

Income tax expense was $2.2 million in the fourth quarter of 2015 compared to $84 thousand in the fourth quarter of 2014. The increase was driven by the favorable impact of $3.0 million in Federal and New York State historic tax credits realized in the fourth quarter of 2014, as discussed above. As a result of the historic tax credits, the effective tax rate for the fourth quarter of 2014 was 1.0%, compared with an effective tax rate of 24.5% in the fourth quarter of 2015.

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

INTRODUCTION

Financial Institutions, Inc. (the “Parent” and together with all its subsidiaries, “we,””our,” or “us”), is a financial holding company headquartered in New York State. We offer a broad array of deposit, lending, and other financial services to individuals, municipalities and businesses in Western and Central New York through our wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). Our indirect lending network includes relationships with franchised automobile dealers in Western and Central New York, the Capital District of New York and Northern and Central Pennsylvania. We also offer insurance services through our wholly-owned insurance subsidiary, Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency.

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

On December 16, 2015, the FOMC raised the federal funds rate by 25 basis points, the first rate hike in over nine years. By the time this rate hike was announced, the market had already priced in much of the impact and we experienced higher borrowing costs in the fourth quarter of 2015 leading up to the Federal Reserve’s anticipated action. The FOMC’s decision was based on their view of the considerable improvement in labor market conditions in 2015 and an expectation that inflation will rise, over the medium term, to its 2% objective. In December, the FOMC indicated that it expects that economic conditions will warrant only gradual increases in the federal funds rate; however, they also noted that inflation expectations still remain somewhat uncertain and the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.

The banking industry continues to be impacted by new legislative and regulatory reform proposals. Basel III became effective for “non-advanced approaches” banks, such as us, in 2015. Basel III raised both the quality and quantity requirements for regulatory capital. Overall, the total regulatory capital ratio for the industry fell in the first quarter of 2015.

The national unemployment rate decreased from 5.6% in December 2014 to 5.0% at December 2015. The unemployment rate has steadily decreased during 2015 and is at the lowest level since April 2008. The unemployment rate has now fallen below the maximum target level set by the FOMC, which supported the increase in the federal funds rate in December 2015.

Bank failures continued to slow, with six in 2015 (through September) following 18 in 2014, the lowest levels since 2007. From 2008 to 2014, 507 banks failed and went into receivership with the FDIC, causing estimated losses of $74.01 billion to the Depository Insurance Fund. This compares to only 10 bank failures in the years from 2003 to 2007. The FDIC’s “problem list” stood at 203 at September 30, 2015, down from a peak of 884 at the end of 2010.

In the third quarter of 2015, FDIC-insured banks reported industry revenue that was largely unchanged from the prior year. Earnings for the third quarter of 2015 were higher than the prior year quarter, driven primarily by a decrease in noninterest expense. The net interest margin for the industry remains near a historic low at 3.08% for the third quarter of 2015, a decline of 7 basis points from the prior-year quarter. A 30-year low on the net interest margin was set in the first quarter of 2015 at 3.02%. Industry-wide, provision for loan losses continued to trend upward with a five-quarter consecutive increase. Through September 2015, all FDIC-insured institutions reported a return on average assets of 1.05%, a return on average equity of 9.33%, a net charge-off ratio of 0.42% and an efficiency ratio of 60.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Issuance of Subordinated Notes

In April 2015, the Parent issued $40.0 million of 6.0% fixed to floating rate subordinated notes due April 15, 2030 (the “Subordinated Notes”) to certain accredited investors. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to April 15, 2030, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. We may redeem the Subordinated Notes on any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. We used the net proceeds from this offering for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions. The Parent contributed $34.0 million of net proceeds from this offering to the Bank as capital to support general corporate purposes. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

2015 Financial Performance Review

During 2015 we continued to execute on our growth and diversification strategy and saw progress in our core banking franchise with robust growth in both loans and deposits. We also continued to integrate the SDN insurance platform into our sales process and, during the fourth quarter, announced our agreement to purchase Courier Capital Corporation as our wealth management platform, which closed at the beginning of 2016.

Net income for 2015 was $28.3 million, compared to $29.4 million for 2014. This resulted in a 0.87% return on average assets and a 9.78% return on average equity. Net income available to common shareholders was $26.9 million or $1.90 per diluted share for 2015, compared to $27.9 million or $2.00 per diluted share for 2014. We declared cash dividends of $0.80 during 2015, an increase of $0.03 per common share or 4% compared to the prior year.

Fully-taxable equivalent net interest income was $98.4 million in 2015, an increase of $1.8 million, or 2%, compared with 2014. This reflected the impact of 9% growth in average interest-earning assets, offset by a 22 basis point decline in the net interest margin to 3.28%.

During the fourth quarter of 2015, we recognized a non-cash goodwill impairment charge of $751 thousand and a non-cash fair value adjustment of the contingent consideration liability that resulted in noninterest income of $1.1 million related to the SDN acquisition. The fair value of the consideration was recorded at the time of the SDN acquisition and was included in goodwill as a component of the purchase price.

Noninterest income totaled $30.3 million for the full year 2015, an increase of $5.0 million or 20% when compared to the prior year. Insurance income increased by $2.8 million to $5.2 million during the current year as 2015 reflects the benefit of a full year of revenue associated with the 2014 SDN acquisition. 2015 noninterest income reflects the $1.1 million gain due to the reduction in the estimate of the fair value of the contingent consideration liability recorded for SDN as previously mentioned. Also included in noninterest income is the amortization of a historic tax investment in a community-based project which reduced noninterest income by $390 thousand and $2.3 million for the years ended December 31, 2015 and 2014, respectively. These types of investments are amortized in the first year the project is placed in service and we recognized the amortization as contra-income, included in noninterest income, with an offsetting tax benefit that reduced income tax expense. Adding to these increases was a $1.2 million decline in service charges on deposits, due primarily to lower overdraft fees stemming from reduced activity.

Noninterest expense for the full year 2015 totaled $79.4 million, a $7.0 million increase compared to $72.4 million in the prior year. Salaries and benefits expense increased $3.8 million year-over-year, reflecting the full year impact of the addition of employees from SDN and increased staffing associated with the our expansion initiatives. A higher occupancy and equipment expense, computer and data processing expense, the previously mentioned goodwill impairment charge and other noninterest expense contributed to the increase.

Income tax expense for the year was $10.5 million, representing an effective tax rate of 27.1% compared with an effective tax rate of 24.7% in 2014. The lower effective tax rate in 2014 reflects the historic tax credit benefit described above.

Non-performing loans decreased $1.7 million compared to a year ago to $8.4 million, or 0.41% of total loans. The provision for loan losses decreased $408 thousand, or 5%, from 2014 as we continue to maintain the allowance for loan losses consistent with the growth in our loan portfolio and improving trends in asset quality. Net charge-offs increased $1.0 million from the prior year to $7.9 million in 2015. Net charge-offs were an annualized 0.40% of average loans in the current year compared to 0.37% in 2014.

The Company’s leverage ratio was 7.41% at December 31, 2015 compared to 7.35% at December 31, 2014. The increase in the leverage ratio was due to higher regulatory capital, which excludes changes in accumulated other comprehensive income. During the second quarter of 2015, the Parent contributed $34.0 million of net proceeds from the Subordinated Notes offering to the Bank as additional paid-in capital. The Bank’s leverage ratio and total risk-based capital ratio were 8.09% and 12.66%, respectively, at December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2016 Outlook

We begin 2016 in a strong financial condition and with positive momentum. Net interest income is expected to increase in 2016. We anticipate an increase in earning assets as we remain focused on loan growth, which will be primarily funded through deposit gathering. However, those benefits to net interest income are expected to be partially offset by slight downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment and flattening of the yield curve, while the opportunity for deposit repricing remains limited.

We expect our commercial loan portfolio to grow in a manner consistent with our strategic initiatives and continued support of middle market small business lending. Automobile loan originations remain strong, reflecting the positive impact from our investment in automotive dealer relationships. The residential real estate portfolio, which includes both first and junior lien residential real estate related products, is expected to increase as we remain focused on the customer experience and our convenient application process.

We anticipate the increase in total loans will modestly outpace growth in total deposits. This anticipated outcome reflects our continued focus on targeting loyal relationship-based deposit customers rather those that are more price sensitive. We expect to continue managing the overall cost of funds using short-term borrowings, as well as our continued shift in mix of deposits towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income during 2016 is expected to be higher than 2015, reflecting our continued efforts to increase both account and transaction-based fee income, coupled with the benefit of revenue from our fee-based subsidiaries, SDN and Courier Capital. We anticipate this will further reduce our reliance on traditional spread-based net interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Noninterest expense is expected to be higher with the addition of Courier Capital, coupled with higher salaries and benefits costs associated with our expansion initiatives, namely the opening of our second financial solution center in Rochester, New York; otherwise, we remain committed to diligent expense control during 2016.

We do not expect significant changes in overall asset quality and allowance measurements.

The effective tax rate for 2016 is expected to be slightly higher than 2015, as the lower effective tax rate in 2015 was partly driven by historic tax credits claimed in 2015. However, our 2016 effective tax rate will continue to reflect the positive impacts of tax-exempt income, tax advantaged investments, the formation of our real estate investment trust in early 2014 and benefits from New York State tax law changes that began going into effect during 2015.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased to 3.50% in December 2015 after remaining at 3.25% since 2008. At about the same time, the intended federal funds rate, which is the cost of immediately available overnight funds, increased to a range of 0.25% to 0.50% after remaining at zero to 0.25% since 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net Interest Income and Net Interest Margin

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis for the years ended December 31 (in thousands):

	2015	2014	2013
Interest income per consolidated statements of income	$105,450	$101,055	$98,931
Adjustment to fully taxable equivalent basis	3,097	2,853	2,650

Interest income adjusted to a fully taxable equivalent basis	108,547	103,908	101,581
Interest expense per consolidated statements of income	10,137	7,281	7,337

Net interest income on a taxable equivalent basis	$98,410	$96,627	$94,244

During the second quarter of 2015, we used the proceeds of short-term Federal Home Loan Bank (“FHLB”) advances to purchase high-quality investment securities of approximately $50 million. Our purchase of investment securities was comprised of mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

Net interest income on a taxable equivalent basis for 2015 increased $1.8 million or 2%, compared to 2014. The increase was due to an increase in average interest-earning assets of $241.4 million or 9% compared to 2014. The net interest margin was 3.28% for 2015 declined compared to 3.50% in 2014. This decrease was a function of a 23 basis point decrease in interest rate spread to 3.19% during 2015, partially offset by a 1 basis point higher contribution from net free funds. The lower interest rate spread was a net result of a 14 basis point decrease in the yield on earning assets and a 9 basis point increase in the cost of interest-bearing liabilities.

For the year ended December 31, 2015, the yield on average earning assets of 3.62% was 14 basis points lower than 2014. Loan yields decreased 17 basis points during 2015 to 4.21%. Commercial mortgage loan yields in particular, down 31 basis points, experienced lower yields because of competitive pricing pressures in a low interest rate environment. The yield on investment securities increased 2 basis points during 2015 to 2.46%. Overall, the earning asset rate changes reduced interest income by $2.9 million during 2015, but that was more than offset by a favorable volume variance that increased interest income by $7.5 million, which collectively drove a $4.6 million increase in interest income.

Average interest-earning assets were $3.00 billion for 2015, an increase of $241.4 million or 9% from the prior year, with average loans up $104.9 million and average securities up $136.5 million. Average loans were $1.99 billion for 2015, an increase of $104.9 million or 6% from the prior year. The growth in average loans reflected increases in most loan categories, with commercial and consumer loans up $65.1 million and $49.4 million, respectively, partially offset by a $9.6 million decrease in residential mortgage loans. Loans made up 66.2% of average interest-earning assets during 2015 compared to 68.2% during 2014. Loans generally have significantly higher yields compared to securities and federal funds sold and interest-bearing deposits and, as such, have a more positive effect on the net interest margin. The yield on average loans was 4.21% for 2015, a decrease of 17 basis points compared to 4.38% for 2014. The yield on average loans was negatively impacted by lower average spreads due to increased competition in loan pricing during 2015 compared to 2014. The increase in the volume of average loans resulted in a $4.3 million increase in interest income, partially offset by a $3.2 million decrease due to the unfavorable rate variance. Average securities were $1.01 billion for 2015, an increase of $136.5 million or 16% from the prior year. The growth in average securities was primarily a result of securities purchased with proceeds from our previously described leverage strategy and issuance of the Subordinated Notes. Securities made up 33.8% of average interest-earning assets in 2015 compared to 31.8% in 2014. The yield on average securities was 2.46% in 2015 compared to 2.44% in 2014. The increase in the volume of average securities resulted in a $3.2 million increase in interest income, coupled with a $268 thousand increase due to the favorable rate variance.

For the year ended December 31, 2015, the cost of average interest-bearing liabilities of 0.43% was 9 basis points higher than 2014. The cost of average interest-bearing deposits increased 2 basis points to 0.35% and the cost of short-term borrowings increased 4 basis points to 0.41% in 2015 compared to 2014. The cost of long-term borrowings for 2015 was 6.28% due to the issuance of the Subordinated Notes in April. Overall, interest-bearing liability rate and volume increases resulted in $2.9 million of higher interest expense.

Average interest-bearing liabilities of $2.36 billion in 2015 were $198.8 million or 9% higher than 2014. On average, interest-bearing deposits grew $156.4 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $53.4 million. The increase in average deposits was due in part to successful business development efforts and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $940 thousand of higher interest expense during 2015. Average short-term and long-term borrowings were $290.4 million in 2015, $42.4 million higher than in 2014, with the majority of the increase related to the issuance of the previously mentioned Subordinated Notes. Overall, short and long-term borrowing rate and volume changes resulted in $1.9 million of higher interest expense during 2015.

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

	Years ended December 31,
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Federal funds sold and other interest-earning deposits	$37	$-	0.40%	$114	$-	0.14%	$191	$-	0.19%
Investment securities:
Taxable	727,564	16,123	2.22	617,738	13,304	2.15	601,146	12,541	2.09
Tax-exempt	286,607	8,849	3.09	259,935	8,151	3.14	233,067	7,572	3.25

Total investment securities	1,014,171	24,972	2.46	877,673	21,455	2.44	834,213	20,113	2.41
Loans:
Commercial business	286,019	11,774	4.12	269,877	11,471	4.25	256,236	11,311	4.41
Commercial mortgage	522,328	24,136	4.62	473,372	23,345	4.93	438,821	21,878	4.99
Residential mortgage	97,651	4,460	4.57	107,254	5,122	4.78	123,277	6,174	5.01
Home equity	396,906	15,262	3.85	359,511	14,149	3.94	304,868	12,446	4.08
Consumer indirect	665,454	25,746	3.87	651,279	25,970	3.99	604,148	26,976	4.47
Other consumer	18,969	2,197	11.58	21,094	2,396	11.36	24,089	2,683	11.14

Total loans	1,987,327	83,575	4.21	1,882,387	82,453	4.38	1,751,439	81,468	4.65

Total interest-earning assets	3,001,535	108,547	3.62	2,760,174	103,908	3.76	2,585,843	101,581	3.93

Less: Allowance for loan losses	27,599			27,455			26,000
Other noninterest-earning assets	295,954			261,885			243,982

Total assets	$3,269,890			$2,994,604			$2,803,825

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$543,690	754	0.14	$504,584	607	0.12	$488,047	729	0.15
Savings and money market	908,614	1,166	0.13	783,784	913	0.12	727,737	978	0.13
Time deposits	616,747	5,386	0.87	624,299	4,846	0.78	621,455	4,893	0.79

Total interest-bearing deposits	2,069,051	7,306	0.35	1,912,667	6,366	0.33	1,837,239	6,600	0.36
Short-term borrowings	262,494	1,081	0.41	247,956	915	0.37	190,310	737	0.39
Long-term borrowings	27,886	1,750	6.28	-	-	-	-	-	-

Total borrowings	290,380	2,831	0.98	247,956	915	0.37	190,310	737	0.39

Total interest-bearing liabilities	2,359,431	10,137	0.43	2,160,623	7,281	0.34	2,027,549	7,337	0.36

Noninterest-bearing deposits	599,334			545,904			509,383
Other liabilities	21,418			16,203			14,207
Shareholders’ equity	289,707			271,874			252,686

Total liabilities and shareholders’ equity	$3,269,890			$2,994,604			$2,803,825

Net interest income (tax-equivalent)		$98,410			$96,627			$94,244

Interest rate spread			3.19%			3.42%			3.57%

Net earning assets	$642,104			$599,551			$558,294

Net interest margin (tax-equivalent)			3.28%			3.50%			3.64%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.21%			127.75%			127.54%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rate /Volume Analysis

The following table presents, on a tax-equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Change from 2015 to 2014			Change from 2014 to 2013
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Investment securities:
Taxable	$2,424	$395	$2,819	$351	$412	$763
Tax-exempt	825	(127)	698	850	(271)	579

Total investment securities	3,249	268	3,517	1,201	141	1,342
Loans:
Commercial business	672	(369)	303	589	(429)	160
Commercial mortgage	2,320	(1,529)	791	1,706	(239)	1,467
Residential mortgage	(446)	(216)	(662)	(775)	(277)	(1,052)
Home equity	1,444	(331)	1,113	2,164	(461)	1,703
Consumer indirect	558	(782)	(224)	2,009	(3,015)	(1,006)
Other consumer	(245)	46	(199)	(339)	52	(287)

Total loans	4,303	(3,181)	1,122	5,354	(4,369)	985

Total interest income	7,552	(2,913)	4,639	6,555	(4,228)	2,327

Interest expense:
Deposits:
Interest-bearing demand	49	98	147	24	(146)	(122)
Savings and money market	154	99	253	71	(136)	(65)
Time deposits	(60)	600	540	22	(69)	(47)

Total interest-bearing deposits	143	797	940	117	(351)	(234)
Short-term borrowings	56	110	166	214	(36)	178
Long-term borrowings	875	875	1,750	-	-	-

Total borrowings	931	985	1,916	214	(36)	178

Total interest expense	1,074	1,782	2,856	331	(387)	(56)

Net interest income	$6,478	$(4,695)	$1,783	$6,224	$(3,841)	$2,383

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses was $7.4 million for the year ended December 31, 2015 compared with $7.8 million for 2014. See the “Allowance for Loan Losses” section of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table summarizes our noninterest income for the years ended December 31 (in thousands):

	2015	2014	2013
Service charges on deposits	$7,742	$8,954	$9,948
Insurance income	5,166	2,399	262
ATM and debit card	5,084	4,963	5,098
Investment advisory	2,193	2,138	2,345
Company owned life insurance	1,962	1,753	1,706
Investments in limited partnerships	895	1,103	857
Loan servicing	503	568	570
Net gain on sale of loans held for sale	249	313	117
Net gain on disposal of investment securities	1,988	2,041	1,226
Net gain (loss) on sale and disposal of other assets	27	69	(103)
Amortization of tax credit investment	(390)	(2,323)	-
Other	4,918	3,372	2,807

Total noninterest income	$30,337	$25,350	$24,833

Service charges on deposits were $7.7 million for 2015, a decrease of $1.2 million or 14%, compared to 2014. The decrease was primarily due to a decrease in the amount of checking account overdraft activity.

Insurance income increased by $2.8 million to $5.2 million during 2015. The increase reflects the contributions from SDN, which was acquired at the beginning of August last year as part of our strategy to diversify business lines and increase noninterest income through additional fee-based services.

Company owned life insurance increased by $209 thousand or 12% in 2015. The increase was primarily due to new policies purchased during the third and fourth quarters of 2014.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $895 thousand and $1.1 million for the years ended December 31, 2015 and 2014, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the year ended December 31, 2015 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $52.3 million. The securities sold were comprised of 5 agency securities and 13 mortgage backed securities. During the year ended December 31, 2014 we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $79.6 million. The amount and timing of our sale of investments securities is dependent on a number of factors, including our efforts to realize gains while prudently managing duration, premium and credit risk.

We recognized $390 thousand and $2.3 million for the years ended December 31, 2015 and 2014, respectively, of amortization of a historic tax investment in a community-based project. The amortization was included in noninterest income, recorded as contra-income, with an offsetting tax benefit that reduced income tax expense. These types of investments are, for the most part, fully amortized in the first year the project is placed in service.

Other noninterest income increased $1.5 million for the year ended December 31, 2015, compared to 2014. Included in other noninterest income is a $1.1 million non-cash fair value adjustment of the contingent consideration liability related to the SDN acquisition. For additional discussion related to the fair value adjustment of the contingent consideration liability see Note 2, Business Combinations, of the notes to consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table summarizes our noninterest expense for the years ended December 31 (in thousands):

	2015	2014	2013
Salaries and employee benefits	$42,439	$38,595	$37,828
Occupancy and equipment	13,856	12,829	12,366
Professional services	4,502	4,760	3,836
Computer and data processing	3,186	3,016	2,848
Supplies and postage	2,155	2,053	2,342
FDIC assessments	1,719	1,592	1,464
Advertising and promotions	1,120	805	896
Goodwill impairment	751	-	-
Other	9,665	8,705	7,861

Total noninterest expense	$79,393	$72,355	$69,441

Salaries and employee benefits increased by $3.8 million or 10% when comparing 2015 to 2014.    An increase of $3.1 million in salaries expense was primarily due to the full year impact of the addition of employees from SDN and increased staffing associated with our expansion initiatives. An increase of $757 thousand in employee benefits was primarily due to higher expense related to our defined benefit plans and payroll-related taxes. We recognized a combined net periodic pension and post-retirement expense of $731 thousand during 2015 compared to $222 thousand during 2014. The number of full time equivalent employees increased to 660 at December 31, 2015 from 622 at December 31, 2014.

Occupancy and equipment increased by $1.0 million or 8% when comparing 2015 to 2014. The increase was primarily related to higher contractual service expenses and incremental expenses from the SDN facility.

Professional services expense of $4.5 million in 2015 decreased $258 thousand or 5% from 2014. The prior year included additional expense for professional services associated with the acquisition of SDN.

Computer and data processing increased by $170 thousand or 6% when comparing 2015 to 2014. We continue to see an increase in this area due to ongoing regulatory compliance and information technology projects.

Advertising and promotions expense increased by $315 thousand when comparing 2015 to 2014. The increase is primarily attributable to additional marketing services, including branding initiatives and the opening of our new CityGate branch in Rochester, NY. We proactively market our products but vary the timing based on projected benefits and needs.

FDIC assessments increased $127 thousand or 8% for the year ended December 31, 2015 compared to 2014.    The increase in assessments is a direct result of the growth in our balance sheet.

We recognized $751 thousand of goodwill impairment in the fourth quarter of 2015 related to the SDN acquisition. For additional discussion related to the goodwill impairment see Note 7, Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.

Other noninterest expense increased $960 thousand or 11% when comparing 2015 to 2014.    The increase was largely due to higher intangible asset amortization and other incremental expenses due to the full year impact of SDN.

The efficiency ratio for the year ended December 31, 2015 was 61.58% compared with 58.59% for 2014. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization and impairment of goodwill and other intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities, adjustments to contingent liabilities and amortizations of tax credit investment. The broadening of our financial services and accompanying increased spending has resulted in a shift in our efficiency ratio as a measure of productivity. As we begin to provide more diversified financial services our efficiency ratio is expected to be in the low 60% range. This approach will decrease our sensitivity to traditional banking revenues which are subject to interest rate changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

We recorded income tax expense of $10.5 million for 2015, compared to $9.6 million for 2014. Our effective tax rate was 27.1% for 2015 compared to 24.7% for 2014. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, the lower effective tax rate in 2014 reflects the previously mentioned historic tax credit benefit.

In March 2014, the New York legislature approved changes in the state tax law to be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. We expect the repeal of Article 32 and the expanded nexus standards to lower our taxable income apportioned to New York in 2015 compared to 2014. In addition, the New York state income tax rate will be reduced from 7.1% to 6.5% in 2016.

RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2014 AND DECEMBER 31, 2013

Net Interest Income and Net Interest Margin

Net interest income was $93.8 million in 2014, compared to $91.6 million in 2013. The taxable equivalent adjustments of $2.8 million and $2.6 million for 2014 and 2013, respectively, resulted in fully taxable equivalent net interest income of $96.6 million in 2014 and $94.2 million in 2013.

During the first quarter of 2014, we utilized the proceeds of short-term Federal Home Loan Bank (“FHLB”) advances to purchase investment securities of approximately $50 million (the “2014 leverage strategy”). During the second quarter of 2014 we sold approximately $42 million of securities purchased in the first quarter and utilized the proceeds to fund growth in our home equity portfolio. During the third quarter of 2014, we utilized the proceeds of short-term FHLB advances to purchase an additional $25 million of investment securities. Our purchases of investment securities were comprised of high-quality mortgage-backed securities, U.S. Government agencies and sponsored enterprise bonds and tax-exempt municipal bonds. All of the securities purchased were of high credit quality with a low to moderate duration. This strategy allowed us to increase net interest income by taking advantage of the positive interest rate spread between the FHLB advances and the newly acquired investment securities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average deposits increased $111.9 million or 5% in 2014, compared to 2013. Average interest-bearing deposits increased $75.4 million in 2014 compared to 2013, while average non-interest-bearing deposits increased $36.5 million in 2014 compared to 2013. The ratio of average interest-bearing deposits to total average deposits was 77.8% in 2014 compared to 78.3% in 2013. The cost of average interest-bearing deposits was 0.33% in 2014 compared to 0.36% in 2013. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to the low interest rate environment. Additionally, the relative proportion of higher-cost time deposits to total average interest-bearing deposits decreased to 32.6% in 2014 from 33.8% in 2013.

Provision for Loan Losses

The provision for loan losses was $7.8 million for the year ended December 31, 2014 compared with $9.1 million for 2013.

Noninterest Income

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

Noninterest Expense

Salaries and employee benefits increased by $767 thousand or 2% when comparing 2014 to 2013.    An increase of $1.5 million in salaries expense was primarily due to the acquisition of SDN and the hiring of additional loan officers, partially offset by a decrease in severance expense. A decrease of $765 thousand in employee benefits was primarily due to lower expense related to our defined benefit retirement plan, partially offset by higher medical expenses. We recognized a combined net periodic pension and post-retirement expense of $222 thousand during 2014 compared to $1.7 million during 2013. The number of full time equivalent employees increased to 622 at December 31, 2014 from 608 at December 31, 2013.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

At December 31, 2015, we had total assets of $3.38 billion, an increase of 9% from $3.09 billion as of December 31, 2014, largely attributable to our continued loan growth and higher investment security balances. Net loans were $2.06 billion as of December 31, 2015, up $172.3 million or 9%, when compared to $1.88 billion as of December 31, 2014. The increase in net loans was primarily attributable to organic growth in the commercial portfolio. Non-performing assets totaled $8.6 million as of December 31, 2015, down $1.7 million from a year ago. Total deposits amounted to $2.73 billion as of December 31, 2015, up $280.0 million or 11%, compared to December 31, 2014. As of December 31, 2015, borrowed funds totaled $332.1 million, compared to $334.8 million as of December 31, 2014. Common book value per common share was $19.49 and $18.57 as of December 31, 2015 and 2014, respectively. As of December 31, 2015 our total shareholders’ equity was $293.8 million compared to $279.5 million a year earlier.

INVESTING ACTIVITIES

The following table summarizes the composition of our available for sale and held to maturity security portfolios (in thousands).

	Investment Securities Portfolio Composition At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency and government-sponsored enterprise securities	$260,748	$260,863	$160,334	$160,475	$135,840	$134,452
Mortgage-backed securities:
Agency mortgage-backed securities	282,873	282,505	458,959	460,570	482,308	473,082
Non-Agency mortgage-backed securities	-	809	-	1,218	-	1,467
Asset-backed securities	-	218	-	231	18	399

Total available for sale securities	543,621	544,395	619,293	622,494	618,166	609,400
Securities held to maturity:
State and political subdivisions	294,423	300,981	277,273	281,384	249,785	250,657
Mortgage-backed securities	191,294	189,083	17,165	17,311	-	-

Total held to maturity securities	485,717	490,064	294,438	298,695	249,785	250,657

Total investment securities	$1,029,338	$1,034,459	$913,731	$921,189	$867,951	$860,057

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

During the years ended December 31, 2015 and 2014, we transferred $165.2 million and $12.8 million, respectively, of available for sale (“AFS”) mortgage backed securities to the held to maturity (“HTM”) category, reflecting our intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $1.1 million and $51 thousand of unrealized holding losses that were included in the transfers during the years ended December 31, 2015 and 2014, respectively, are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. These amounts will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfers. There were no gains or losses recognized as a result of this transfer.

Our AFS investment securities portfolio decreased $78.1 million to $544.4 million at December 31, 2015 from $622.5 million at December 31, 2014. The decrease was due to the transfer of securities from the AFS portfolio to the HTM portfolio described above. Our AFS portfolio had a net unrealized gain totaling $774 thousand at December 31, 2015 compared to a net unrealized gain of $3.2 million at December 31, 2014. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change. The transfers of securities from AFS to HTM are expected to reduce the fair value fluctuations in the available for sale portfolio.

During the year ended December 31, 2015, we recognized gains of $2.0 million from the sale of AFS securities with an amortized cost totaling $52.3 million. The securities sold were comprised of 5 agency securities and 13 mortgage backed securities.

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

As of December 31, 2015, we do not have the intent to sell any of our securities in a loss position and we believe that it is not likely that we will be required to sell any such securities before the anticipated recovery of amortized cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. We do not believe any of the securities in a loss position are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, we concluded that unrealized losses on our investment securities are temporary and no further impairment loss has been realized in our consolidated statements of income. The following discussion provides further details of our assessment of the securities portfolio by investment category.

U.S. Government Agencies and Government Sponsored Enterprises (“GSE”).   As of December 31, 2015, there were 29 securities in an unrealized loss position in the U.S. Government agencies and GSE portfolio with unrealized losses totaling $1.0 million. Of these, 6 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $26.3 million and unrealized losses of $314 thousand. The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2015.

State and Political Subdivisions.   As of December 31, 2015, the state and political subdivisions (“municipal securities”) portfolio totaled $294.4 million, all of which was classified as HTM. As of that date, each of the 7 municipal securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. Those securities had an aggregate fair value of $3.1 million and unrealized losses totaling $4 thousand.

The decline in fair value is attributable to changes in interest rates, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Agency Mortgage-backed Securities.    With the exception of the non-Agency mortgage-backed securities (“non-Agency MBS”) discussed below, all of the mortgage-backed securities held by us as of December 31, 2015, were issued by U.S. Government sponsored entities and agencies (“Agency MBS”), primarily FNMA and FHLMC. The contractual cash flows of our Agency MBS are guaranteed by FNMA, FHLMC or GNMA. The GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

As of December 31, 2015, there were 52 securities in the AFS Agency MBS portfolio that were in an unrealized loss position. Of these, 4 were in an unrealized loss position for 12 months or longer and had an aggregate fair value of $9.6 million and unrealized losses of $199 thousand. As of December 31, 2015, each of the 64 securities in the HTM Agency MBS portfolio that were in an unrealized loss position had been in an unrealized loss position for less than 12 months. Those securities had an aggregate fair value of $164.3 million and unrealized losses totaling $2.3 million.

Given the high credit quality inherent in Agency MBS, we do not consider any of the unrealized losses as of December 31, 2015 on such MBS to be credit related or other-than-temporary. As of December 31, 2015, we did not intend to sell any Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Non-Agency Mortgage-backed Securities.  Our non-Agency MBS portfolio consists of positions in two privately issued whole loan collateralized mortgage obligations with a fair value and net unrealized gains of $809 thousand as of December 31, 2015. As of that date, each of the two non-Agency MBS were rated below investment grade. None of these securities were in an unrealized loss position.

Asset-backed Securities (“ABS”).  Our ABS portfolio consisted of one security with a fair value and unrealized gain of $218 thousand as of December 31, 2015. As of December 31, 2015, the ABS security was rated below investment grade.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Investments.  As a member of the FHLB, the Bank is required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. We have assessed the ultimate recoverability of our FHLB stock and believe that no impairment currently exists. As a member of the FRB system, we are required to maintain a specified investment in FRB stock based on a ratio relative to our capital. At December 31, 2015, our ownership of FHLB and FRB stock totaled $15.1 million and $4.9 million, respectively and is included in other assets and recorded at cost, which approximates fair value.

LENDING ACTIVITIES

Total loans were $2.08 billion at December 31, 2015, an increase of $171.8 million or 9% from December 31, 2014. Commercial loans increased $7.5 million and represented 38.9% of total loans at the end of 2014. Residential mortgage loans were $100.1 million, down $12.9 million or 11% and represented 5.2% of total loans at December 31, 2014, while consumer loans increased $83.9 million to represent 55.9% of total loans at December 31, 2014. The composition of our loan portfolio, excluding loans held for sale and including net unearned income and net deferred fees and costs, is summarized as follows (in thousands):

	Loan Portfolio Composition At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial business	$313,758	15.0%	$267,409	14.0%	$265,766	14.5%	$258,675	15.2%	$233,836	15.7%
Commercial mortgage	566,101	27.2	475,092	24.9	469,284	25.6	413,324	24.2	393,244	26.5

Total commercial	879,859	42.2	742,501	38.9	735,050	40.1	671,999	39.4	627,080	42.2
Residential mortgage	98,309	4.7	100,101	5.2	113,045	6.2	133,520	7.8	113,911	7.7
Home equity	410,112	19.7	386,615	20.2	326,086	17.8	286,649	16.8	231,766	15.6
Consumer indirect	676,940	32.5	661,673	34.6	636,368	34.7	586,794	34.4	487,713	32.9
Other consumer	18,542	0.9	21,112	1.1	23,070	1.2	26,764	1.6	24,306	1.6

Total consumer	1,105,594	53.1	1,069,400	55.9	985,524	53.7	900,207	52.8	743,785	50.1

Total loans	2,083,762	100.0%	1,912,002	100.0%	1,833,619	100.0%	1,705,726	100.0%	1,484,776	100.0%
Allowance for loan losses	27,085		27,637		26,736		24,714		23,260

Total loans, net	$2,056,677		$1,884,365		$1,806,883		$1,681,012		$1,461,516

Commercial loans increased during 2015 as we continued our commercial business development efforts. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral.

We participate in various lending programs in which guarantees are supplied by U.S. government agencies, such as the SBA, U.S. Department of Agriculture, Rural Economic and Community Development and Farm Service Agency, among others. As of December 31, 2015, the principal balance of such loans (included in commercial loans) was $54.3 million and the guaranteed portion amounted to $35.9 million. Most of these loans were guaranteed by the SBA.

Commercial business loans were $313.8 million at the end of 2015, up $46.3 million or 17% since the end of 2014, and comprised 15.0% of total loans outstanding at December 31, 2015, compared to 14.0% at December 31, 2014. We typically originate business loans of up to $15.0 million for small to mid-sized businesses in our market area for working capital, equipment financing, inventory financing, accounts receivable financing, or other general business purposes. Loans of this type are in a diverse range of industries. Within the commercial business classification, loans to finance agricultural production totaled approximately 7% of commercial business loans as of December 31, 2015. As of December 31, 2015, commercial business SBA loans accounted for a total of $35.4 million or 11% of our commercial business loan portfolio.

Commercial mortgage loans totaled $566.1 million at December 31, 2015, up $91.0 million or 19% from December 31, 2014, and comprised 27.2% of total loans, compared to 24.9% at December 31, 2014. Commercial mortgage loans include both owner occupied and non-owner occupied commercial real estate loans. Approximately 41% and 45% of our commercial mortgage portfolio at December 31, 2015 and 2014, respectively, was owner occupied commercial real estate. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. As of December 31, 2015, commercial mortgage SBA loans accounted for a total of $14.0 million or 2% of our commercial mortgage loan portfolio.

We determine our current lending standards for commercial real estate and real estate construction lending by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing or pre-sales, minimum debt-service coverage ratios, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 85%, with lower limits established for certain higher risk types, such as raw land which has a 65% LTV maximum.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Residential mortgage loans totaled $98.3 million at the end of 2015, down $1.8 million or 2% from the end of the prior year and comprised 4.7% of total loans outstanding at December 31, 2015 and 5.2% at December 31, 2014. Residential mortgage loans include conventional first lien home mortgages. We generally limit the maximum loan to 85% of collateral value without credit enhancement (e.g. personal mortgage insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, the majority of our fixed-rate residential mortgage loans are sold in the secondary market with servicing rights retained. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

As of December 31, 2015 and 2014, our residential mortgage portfolio included $12.8 million and $15.7 million, respectively, of loans acquired during the 2012 branch acquisitions and $85.5 million and $84.4 million of organic loans, respectively. Over the past several years we’ve placed less emphasis on expanding our residential mortgage loan portfolio while strategically increasing our consumer indirect and home equity loan portfolios. In addition, it has been our practice to sell the majority of our fixed-rate residential mortgages in the secondary market with servicing rights retained.

Consumer loans totaled $1.11 billion at December 31, 2015, up $36.2 million or 3% compared to 2014, and represented 53.1% of the 2015 year-end loan portfolio versus 55.9% at year-end 2014. Loans in this classification include indirect consumer, home equity and other consumer installment loans. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

The home equity portfolio consists of both lines of credit and loans. Home equities amounted to $410.1 million at December 31, 2015 up $23.5 million or 6% compared to 2014, and represented 19.7% of the 2015 year-end loan portfolio versus 20.2% at year-end 2014. The portfolio had a weighted average LTV at origination of approximately 58% and 57% at December 31, 2015 and 2014, respectively. Approximately 82% and 80% of the loans in the home equity portfolio were first lien positions at December 31, 2015 and 2014, respectively. We continue to grow our home equity portfolio as the lower origination cost and convenience to customers has made these products an increasingly attractive alternative to conventional residential mortgage loans.

Our underwriting guidelines for home equity products includes a combination of borrower FICO (credit score), the LTV of the property securing the loan and evidence of the borrower having sufficient income to repay the loan. Currently, for home equity products, the maximum acceptable LTV is 90%. The average FICO score for new home equity production was 753 and 751 during the years ended December 31, 2015 and 2014, respectively.

Consumer indirect loans amounted to $676.9 million at December 31, 2015 up $15.3 million or 2% compared to 2014, and represented 32.5% of the 2015 year-end loan portfolio versus 34.6% at year-end 2014. The loans are primarily for the purchase of automobiles (both new and used) and light duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through dealerships and assigned to us with terms that typically range from 36 to 84 months. During the year ended December 31, 2015, we originated $296.9 million in indirect loans with a mix of approximately 40% new vehicles and 60% used vehicles. This compares with $305.6 million in indirect loans with a mix of approximately 41% new vehicles and 59% used vehicles for the same period in 2014. We do business with over 400 franchised auto dealers located in Western, Central, and the Capital District of New York, and Northern and Central Pennsylvania. The average FICO score for new indirect loan production was 728 and 722 during the years ended December 31, 2015 and 2014, respectively. Other consumer loans totaled $18.5 million at December 31, 2015, down $2.6 million or 12% compared to 2014, and represented less than one percent of the 2015 year-end loan portfolio versus 1.1% at year-end 2014. Other consumer loans consist of personal loans (collateralized and uncollateralized) and deposit account collateralized loans.

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

Our loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, no significant concentrations, as defined above, existed in our portfolio in excess of 10% of total loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans Held for Sale and Loan Servicing Rights.  Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $1.4 million and $755 thousand as of December 31, 2015 and 2014, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $196.0 million and $215.2 million as of December 31, 2015 and 2014, respectively.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (in thousands).

	Loan Loss Analysis Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses, beginning of year	$27,637	$26,736	$24,714	$23,260	$20,466
Charge-offs:
Commercial business	1,433	204	1,070	729	1,346
Commercial mortgage	895	304	553	745	751
Residential mortgage	175	190	411	326	152
Home equity	421	340	391	305	449
Consumer indirect	9,156	10,004	8,125	6,589	4,713
Other consumer	878	972	928	874	877

Total charge-offs	12,958	12,014	11,478	9,568	8,288
Recoveries:
Commercial business	212	201	349	336	401
Commercial mortgage	146	143	319	261	245
Residential mortgage	82	39	54	130	90
Home equity	63	56	157	44	44
Consumer indirect	4,200	4,321	3,161	2,769	2,066
Other consumer	322	366	381	354	456

Total recoveries	5,025	5,126	4,421	3,894	3,302

Net charge-offs	7,933	6,888	7,057	5,674	4,986
Provision for loan losses	7,381	7,789	9,079	7,128	7,780

Allowance for loan losses, end of year	$27,085	$27,637	$26,736	$24,714	$23,260

Net charge-offs to average loans	0.40%	0.37%	0.40%	0.36%	0.36%
Allowance to end of period loans	1.30%	1.45%	1.46%	1.45%	1.57%
Allowance to end of period non-performing loans	321%	272%	161%	271%	329%

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio (in thousands).

	Allowance for Loan Losses by Loan Category At December 31,
	2015		2014		2013		2012		2011
	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans	Loan Loss Allowance	Percentage of loans by category to total loans
Commercial business	$5,540	15.0%	$5,621	14.0%	$4,273	14.5%	$4,884	15.2%	$4,036	15.7%
Commercial mortgage	9,027	27.2	8,122	24.9	7,743	25.6	6,581	24.2	6,418	26.5
Residential mortgage	464	4.7	570	5.2	676	6.2	740	7.8	858	7.7
Home equity	1,228	19.7	1,485	20.2	1,367	17.8	1,282	16.8	1,242	15.6
Consumer indirect	10,458	32.5	11,383	34.6	12,230	34.7	10,715	34.4	10,189	32.9
Other consumer	368	0.9	456	1.1	447	1.2	512	1.6	517	1.6

Total	$27,085	100.0%	$27,637	100.0%	$26,736	100.0%	$24,714	100.0%	$23,260	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management believes that the allowance for loan losses at December 31, 2015 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond our control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses. See Part I, Item 1A “Risk Factors” for the risks impacting this estimate. Management presents a quarterly review of the adequacy of the allowance for loan losses to the Audit Committee of our Board of Directors based on the methodology that is described in further detail in Part I, Item I “Business” under the section titled “Lending Activities”. See also “Critical Accounting Estimates” for additional information on the allowance for loan losses.

Non-performing Assets and Potential Problem Loans

The following table sets forth information regarding non-performing assets (in thousands):

	Non-performing Assets At December 31,
	2015	2014	2013	2012	2011
Non-accruing loans:
Commercial business	$3,922	$4,288	$3,474	$3,413	$1,259
Commercial mortgage	947	3,020	9,663	1,799	2,928
Residential mortgage	1,325	1,194	1,078	2,040	1,644
Home equity	758	463	925	939	682
Consumer indirect	1,467	1,169	1,471	891	558
Other consumer	13	11	5	25	-

Total non-accruing loans	8,432	10,145	16,616	9,107	7,071
Restructured accruing loans	-	-	-	-	-
Accruing loans contractually past due over 90 days	8	8	6	18	5

Total non-performing loans	8,440	10,153	16,622	9,125	7,076
Foreclosed assets	163	194	333	184	475
Non-performing investment securities	-	-	128	753	1,636

Total non-performing assets	$8,603	$10,347	$17,083	$10,062	$9,187

Non-performing loans to total loans	0.41%	0.53%	0.91%	0.53%	0.48%
Non-performing assets to total assets	0.25%	0.33%	0.58%	0.36%	0.39%

Non-performing assets include non-performing loans, foreclosed assets and non-performing investment securities. Non-performing assets at December 31, 2015 were $8.6 million, a decrease of $1.7 million from the $10.3 million balance at December 31, 2014. The primary component of non-performing assets is non-performing loans, which were $8.4 million or 0.41% of total loans at December 31, 2015, a decrease of $1.7 million from $10.1 million or 0.53% of total loans at December 31, 2014.

Approximately $2.0 million, or 24%, of the $8.4 million in non-performing loans as of December 31, 2015 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. The amount of interest income forgone totaled $432 thousand and $527 thousand for non-accruing loans outstanding as of December 31, 2015 and 2014, respectively. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $2.4 million and $3.0 million at December 31, 2015 and 2014, respectively. We had no TDRs that were accruing interest as of December 31, 2015 or 2014.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented four properties totaling $163 thousand at December 31, 2015 and four properties totaling $194 thousand at December 31, 2014.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.1 million and $13.7 million in loans that continued to accrue interest which were classified as substandard as of December 31, 2015 and 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits (dollars in thousands).

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand	$641,972	23.5%	$571,260	23.3%	$535,472	23.1%
Interest-bearing demand	523,366	19.2	490,190	20.0	470,733	20.3
Savings and money market	928,175	34.0	795,835	32.5	717,928	30.9
Time deposits < $250,000	545,044	19.9	526,782	21.5	522,417	22.5
Time deposits of $250,000 or more	91,974	3.4	66,460	2.7	73,506	3.2

Total deposits	$2,730,531	100.0%	$2,450,527	100.0%	$2,320,056	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2015, total deposits were $2.73 billion, representing an increase of $280.0 million for the year. Time deposits were approximately 23% and 24% of total deposits at December 31, 2015 and 2014, respectively. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $2.05 billion and $1.84 billion at December 31, 2015 and 2014, respectively, and represented 75% of total deposits as of the end of each period. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $675.7 million and $607.5 million at December 31, 2015 and December 31, 2014, respectively, and represented 25% of total deposits as of the end of each period. The increase in public deposits during 2015 was due largely to successful business development efforts.

We had no traditional brokered deposits at December 31, 2015 or December 31, 2014; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $92.9 million and $146.6 million, respectively, at December 31, 2015, compared to $79.7 million and $67.1 million, respectively, at December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2015	2014
Short-term borrowings:
Short-term FHLB borrowings	$293,100	$295,300
Repurchase agreements	-	39,504

Total short-term borrowings	293,100	334,804
Long-term borrowings:
Subordinated notes, net	38,990	-

Total borrowings	$332,090	$334,804

Short-term borrowings

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. We discontinued the customer repurchase agreement product during the second quarter of 2015 and transferred most of those customers into the ICS deposit product. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances. Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2015 and 2014, the Company’s borrowings had a weighted average rate of 0.53% and 0.35%, respectively.

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $76 million of immediate credit capacity with the FHLB as of December 31, 2015. We had approximately $497 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at December 31, 2015. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had $120 million of credit available under unsecured federal funds purchased lines with various banks as of December 31, 2015. Additionally, we had approximately $237 million of unencumbered liquid securities available for pledging.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At December 31, 2015, no amounts have been drawn on the line of credit.

The following table summarizes information relating to our short-term borrowings (dollars in thousands).

	At or for the Year Ended December 31,
	2015	2014	2013
Year-end balance	$293,100	$334,804	$337,042
Year-end weighted average interest rate	0.53%	0.35%	0.38%
Maximum outstanding at any month-end	$351,600	$334,804	$337,042
Average balance during the year	$262,494	$247,956	$190,310
Average interest rate for the year	0.41%	0.37%	0.39%

Long-term borrowings

On April 15, 2015, we issued $40.0 million of Subordinated Notes in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by the us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The net proceeds from this offering were used for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth and opportunistic acquisitions. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ Equity

Total shareholders’ equity was $293.8 million at December 31, 2015, an increase of $14.3 million from $279.5 million at December 31, 2014. Net income for the year increased shareholders’ equity by $28.3 million, respectively, which were partially offset by common and preferred stock dividends declared of $12.7 million. Accumulated other comprehensive loss included in shareholders’ equity increased $2.3 million during the year due primarily to lower net unrealized gains on securities available for sale. The decrease of $1.3 million in treasury stock during 2015 was primarily due to the issuance of restricted stock awards with an aggregate grant date fair value of $1.1 million. For detailed information on shareholders’ equity, see Note 12, Shareholders’ Equity, of the notes to consolidated financial statements. FII and the Bank are subject to various regulatory capital requirements. At December 31, 2015, both FII and the Bank exceeded all regulatory requirements. For detailed information on regulatory capital requirements, see Note 11, Regulatory Matters, of the notes to consolidated financial statements.

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

Cash and cash equivalents were $60.1 million as of December 31, 2015, an increase of $1.9 million from $58.2 million as of December 31, 2014. Net cash provided by operating activities totaled $43.1 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $305.9 million, which included outflows of $180.1 million for net loan originations and $118.6 million from net investment securities transactions. Net cash provided by financing activities of $264.8 million was attributed to a $280.0 million increase in deposits and net proceeds of $38.9 million from the Subordinated Notes issuance, partly offset by $12.7 million in dividend payments and a $41.7 million decrease in short-term borrowings.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments (in thousands):

	At December 31, 2015
	Within 1 year	Over 1 to 3 years	Over 3 to 5 Years	Over 5 years	Total
On-Balance sheet:
Time deposits (1)	$450,885	$143,604	$42,482	$47	$637,018
Supplemental executive retirement plans	309	736	661	987	2,693
Earn-out liabilities	-	2,200	-	-	2,200

Off-Balance sheet:
Limited partnership investments (2)	$266	$532	$267	$-	$1,065
Commitments to extend credit (3)	514,818	-	-	-	514,818
Standby letters of credit (3)	8,254	2,963	529	-	11,746
Operating leases	1,644	2,291	1,752	3,160	8,847

(1)

Includes the maturity of time deposits amounting to $250 thousand or more as follows: $50.3 million in three months or less; $14.9 million between three months and six months; $18.7 million between six months and one year; and $8.1 million over one year.

(2)	We have committed to capital investments in several limited partnerships of up to $6.0 million, of which we have contributed $4.9 million as of December 31, 2015, including $122 thousand during 2015.
(3)	We do not expect all of the commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments as of December 31, 2015, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 1, Summary of Significant Accounting Policies and Note 10, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

Security Yields and Maturities Schedule

The following table sets forth certain information regarding the amortized cost (“Cost”), weighted average yields (“Yield”) and contractual maturities of our debt securities portfolio as of December 31, 2015. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Actual maturities may differ from the contractual maturities presented because borrowers may have the right to call or prepay certain investments. No tax-equivalent adjustments were made to the weighted average yields (dollars in thousands).

	Due in one year or less		Due from one to five years		Due after five years through ten years		Due after ten years		Total
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale debt securities:
U.S. Government agencies and government-sponsored enterprises	$25,179	0.68%	$58,575	1.52%	$170,548	2.40%	$6,446	0.98%	$260,748	2.00%
Mortgage-backed securities	3	3.53	115,478	1.86	105,424	2.65	61,968	2.25	282,873	2.24

	25,182	0.68	174,053	1.74	275,972	2.50	68,414	2.13	543,621	2.12
Held to maturity debt securities:
State and political subdivisions	22,188	1.49	172,094	1.95	100,141	2.08	-	-	294,423	1.96
Mortgage-backed securities	-	-	-	-	16,221	1.48	175,073	2.22	191,294	2.16

	22,188	1.49	172,094	1.95	116,362	1.99	175,073	2.22	485,717	2.03

	$47,370	1.06%	$346,147	1.84%	$392,334	2.35%	$243,487	2.19%	$1,029,338	2.08%

Contractual Loan Maturity Schedule

The following table summarizes the contractual maturities of our loan portfolio at December 31, 2015. Loans, net of deferred loan origination costs, include principal amortization and non-accruing loans. Demand loans having no stated schedule of repayment or maturity and overdrafts are reported as due in one year or less (in thousands).

	Due in less than one year	Due from one to five years	Due after five years	Total
Commercial business	$115,254	$135,643	$62,861	$313,758
Commercial mortgage	138,643	280,262	147,196	566,101
Residential mortgage	17,717	41,080	39,512	98,309
Home equity	64,499	175,367	170,246	410,112
Consumer indirect	269,154	395,496	12,290	676,940
Other consumer	7,673	9,495	1,374	18,542

Total loans	$612,940	$1,037,343	$433,479	$2,083,762

Loans maturing after one year:
With a predetermined interest rate		$748,822	$218,835	$967,657
With a floating or adjustable rate		288,521	214,644	503,165

Total loans maturing after one year		$1,037,343	$433,479	$1,470,822

MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital Resources

The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See Note 11, Regulatory Matters of the notes to consolidated financial statements and the “Basel III Capital Rules” section below for further discussion. The following table reflects the Company’s ratios and their components as of December 31 (in thousands):

		2015	2014
Common shareholders’ equity		$276,504	$262,192
Less:	Goodwill and other intangible assets (1)	61,217	68,639
	Net unrealized (loss) gain on investment securities (2)	(696)	1,625
	Net periodic pension & postretirement benefits plan adjustments	(10,631)	(10,636)
	Other	201	-

Common equity Tier 1 (“CET1”) capital		226,413	n/a
Plus:	Preferred stock	17,340	17,340
Less:	Other	301	-

Tier 1 Capital		243,452	219,904
Plus:	Qualifying allowance for loan losses	27,085	26,262
	Subordinated Notes	38,990	-

Total regulatory capital (3)		$309,527	$246,166

Adjusted average total assets (for leverage capital purposes) (3)		$3,287,646	$2,993,050

Total risk-weighted assets (3)		$2,318,536	$2,099,626

Regulatory Capital Ratios (3)
Tier 1 leverage (Tier 1 capital to adjusted average assets)		7.41%	7.35%
CET1 capital (CET1 capital to total risk-weighted assets)		9.77	n/a
Tier 1 capital (Tier 1 capital to total risk-weighted assets)		10.50	10.47
Total risk-based capital (Total regulatory capital to total risk-weighted assets)		13.35	11.72

(1)	December 31, 2015 calculated net of deferred tax liabilities.
(2)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.
(3)	December 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We have numerous accounting policies, of which the most significant are presented in Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets, liabilities, revenues and expenses are reported in the consolidated financial statements and how those reported amounts are determined. Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for loan losses, valuation of goodwill and deferred tax assets, and accounting for defined benefit plans require particularly subjective or complex judgments important to our financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust these estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity have combined with declines in consumer spending to increase the uncertainty inherent in these estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates.

Adequacy of the Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management’s assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions and borrower strength can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. We believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements.

For additional discussion related to our accounting policies for the allowance for loan losses, see the sections titled “Allowance for Loan Losses” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, Summary of Significant Accounting Policies, of the notes to consolidated financial statements.

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. GAAP requires goodwill to be tested for impairment at our reporting unit level on an annual basis and more frequently if events or circumstances indicate that there may be impairment. We test goodwill for impairment as of September 30 of each year.

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

Defined Benefit Pension Plan

We have a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. Effective January 1, 2016, the defined benefit pension plan was amended to modify the current benefit formula and to open the plan up to eligible employees who were hired on and after January 1, 2007. Prior to January 1, 2016, benefits under the plan were generally based on years of service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The major assumptions are the weighted average discount rate used in determining the current benefit obligation, the weighted average expected long-term rate of return on plan assets, the rate of compensation increase and the estimated mortality rate. The weighted average discount rate was based upon the projected benefit cash flows and the market yields of high grade corporate bonds that are available to pay such cash flows as of the measurement date, December 31. The weighted average expected long-term rate of return is estimated based on current trends experienced by the assets in the plan as well as projected future rates of return on those assets and reasonable actuarial assumptions for long term inflation, and the real and nominal rate of investment return for a specific mix of asset classes. The current target asset allocation model for the plans is detailed in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing the compensation increase practices of other plan sponsors in similar industries and geographic areas as well as the expectation of future increases. Mortality rate assumptions are based on mortality tables published by third-parties such as the Society of Actuaries (“SOA”), considering other available information including historical data as well as studies and publications from reputable sources. We review the pension plan assumptions on an annual basis with our actuarial consultants to determine if the assumptions are reasonable and adjust the assumptions to reflect changes in future expectations.

The assumptions used to calculate 2015 expense for the defined benefit pension plan were a weighted average discount rate of 3.86%, a weighted average long-term rate of return on plan assets of 6.50% and a rate of compensation increase of 3.00%. Defined benefit pension expense in 2016 is expected to increase to $1.6 million from the $778 thousand recorded in 2015, primarily driven by an increase in the number of plan participants, partially offset by an increase in the discount rate assumption.

Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders’ equity as part of accumulated other comprehensive loss and amortized to defined benefit pension expense in future years. For 2015, the actual return on plan assets in the qualified defined benefit pension plan was a loss of $480 thousand, compared to an expected return on plan assets of $4.8 million. Total pretax losses recognized in accumulated other comprehensive loss at December 31, 2015 were $17.7 million for the defined benefit pension plan. Actuarial pretax net gains recognized in other comprehensive income for the year ended December 31, 2015 were $52 thousand for the defined benefit pension plan.

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

Portfolio Composition

Our balance sheet assets are a mix of fixed and variable rate assets with consumer indirect loans, commercial loans, and MBSs comprising a significant portion of our assets. Our consumer indirect loan portfolio comprised 20% of assets and is primarily fixed rate loans with relatively short durations. Our commercial loan portfolio totaled 26% of assets and is a combination of fixed and variable rate loans, lines and mortgages. The MBS portfolio, including collateralized mortgages obligations, totaled 14% of assets with durations averaging three to five years.

Our liabilities are made up primarily of deposits, which account for 88% of total liabilities. Of these deposits, the majority, or 55%, is in nonpublic variable rate and noninterest bearing products including demand (both noninterest and interest- bearing), savings and money market accounts. In addition, fixed rate nonpublic certificate of deposit products make up 20% of total deposits. The bank also has a significant amount of public deposits, which represented 25% of total deposits as of December 31, 2015.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At December 31, 2015, we were slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending December 31, 2016 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Estimated change in net interest income	$(1,555)	$994	$2,237	$1,120
% Change	(1.56)%	1.00%	2.24%	1.12%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at December 31, 2015 and 2014. The analysis additionally presents a measurement of the interest rate sensitivity at December 31, 2015 and 2014. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	December 31, 2015			December 31, 2014
Rate Shock Scenario:	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Pre-Shock Scenario	$497,349			$476,735
- 100 Basis Points	508,973	$11,624	2.34%	489,184	$12,449	2.61%
+ 100 Basis Points	480,888	(16,461)	(3.31)	466,983	(9,752)	(2.05)
+ 200 Basis Points	460,567	(36,782)	(7.40)	453,868	(22,867)	(4.80)

The Pre-Shock Scenario EVE was $497.3 million at December 31, 2015, compared to $476.7 million at December 31, 2014. The increase in the Pre-Shock Scenario EVE at December 31, 2015, compared to December 31, 2014 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $453.9 million at December 31, 2014 to $460.6 million at December 31, 2015, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from (4.80)% at December 31, 2014 to (7.40)% at December 31, 2015. The decrease in sensitivity resulted from a decreased benefit in the valuation of certain fixed rate assets in the +200 basis point Rate Shock Scenario EVE as of December 31, 2015, compared to December 31, 2014.

Interest Rate Sensitivity Gap

The following table presents an analysis of our interest rate sensitivity gap position at December 31, 2015. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or re-pricing date. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Investment securities are at amortized cost for both securities available for sale and securities held to maturity. Loans, net of deferred loan origination costs, include principal amortization adjusted for estimated prepayments (principal payments in excess of contractual amounts) and non-accruing loans. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by us, such as asset sales, it is not an absolute reflection of our potential interest rate risk profile (in thousands).

	At December 31, 2015
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
INTEREST-EARNING ASSETS:
Investment securities	$67,682	$88,037	$458,891	$414,728	$1,029,338
Loans	604,677	357,385	890,836	232,294	2,085,192

Total interest-earning assets	$672,359	$445,422	$1,349,727	$647,022	3,114,530

Cash and due from banks					60,121
Other assets (1)					206,373

Total assets					$3,381,024

INTEREST-BEARING LIABILITIES:
Interest-bearing demand, savings and money market	$1,451,541	$-	$-	$-	$1,451,541
Time deposits	187,925	262,960	186,086	47	637,018
Borrowings	270,200	22,900	-	38,990	332,090

Total interest-bearing liabilities	$1,909,666	$285,860	$186,086	$39,037	2,420,649

Noninterest-bearing deposits					641,972
Other liabilities					24,559

Total liabilities					3,087,180
Shareholders’ equity					293,844

Total liabilities and shareholders’ equity					$3,381,024

Interest sensitivity gap	$(1,237,307)	$159,562	$1,163,641	$607,985	$693,881

Cumulative gap	$(1,237,307)	$(1,077,745)	$85,896	$693,881

Cumulative gap ratio (2)	35.2%	50.9%	103.6%	128.7%
Cumulative gap as a percentage of total assets	(36.6) %	(31.9) %	2.5%	20.5%

(1)	Includes net unrealized gain on securities available for sale and allowance for loan losses.
(2)	Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Financial Institutions, Inc. and its subsidiaries (the “Company”), as such term is defined in Exchange Act Rule 13a-15(f). The Company’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Company’s management has, including the Company’s principal executive officer and principal financial officer as identified below, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on internal control over financial reporting as of December 31, 2015. That report appears herein.

/s/ Martin K. Birmingham	/s/ Kevin B. Klotzbach
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 8, 2016	March 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited Financial Institutions, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Financial Institutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Rochester, New York

March 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Financial Institutions, Inc.:

We have audited the accompanying consolidated statements of financial condition of Financial Institutions, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Institutions, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Financial Institutions, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Rochester, New York

March 8, 2016

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)	December 31,
	2015	2014
ASSETS
Cash and due from banks	$60,121	$58,151
Securities available for sale, at fair value	544,395	622,494
Securities held to maturity, at amortized cost (fair value of $490,064 and $298,695, respectively)	485,717	294,438
Loans held for sale	1,430	755
Loans (net of allowance for loan losses of $27,085 and $27,637, respectively)	2,056,677	1,884,365
Company owned life insurance	63,045	61,004
Premises and equipment, net	39,445	36,394
Goodwill and other intangible assets, net	66,946	68,639
Other assets	63,248	63,281

Total assets	$3,381,024	$3,089,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$641,972	$571,260
Interest-bearing demand	523,366	490,190
Savings and money market	928,175	795,835
Time deposits	637,018	593,242

Total deposits	2,730,531	2,450,527
Short-term borrowings	293,100	334,804
Long-term borrowings, net of issuance costs of $1,010	38,990	-
Other liabilities	24,559	24,658

Total liabilities	3,087,180	2,809,989

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,397,509 shares issued	144	144
Additional paid-in capital	72,690	72,955
Retained earnings	218,920	203,312
Accumulated other comprehensive loss	(11,327)	(9,011)
Treasury stock, at cost – 207,317 and 279,461 shares, respectively	(3,923)	(5,208)

Total shareholders’ equity	293,844	279,532

Total liabilities and shareholders’ equity	$3,381,024	$3,089,521

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$83,575	$82,453	$81,468
Interest and dividends on investment securities	21,875	18,602	17,463

Total interest income	105,450	101,055	98,931

Interest expense:
Deposits	7,306	6,366	6,600
Short-term borrowings	1,081	915	737
Long-term borrowings	1,750	-	-

Total interest expense	10,137	7,281	7,337

Net interest income	95,313	93,774	91,594
Provision for loan losses	7,381	7,789	9,079

Net interest income after provision for loan losses	87,932	85,985	82,515

Noninterest income:
Service charges on deposits	7,742	8,954	9,948
Insurance income	5,166	2,399	262
ATM and debit card	5,084	4,963	5,098
Investment advisory	2,193	2,138	2,345
Company owned life insurance	1,962	1,753	1,706
Investments in limited partnerships	895	1,103	857
Loan servicing	503	568	570
Net gain on sale of loans held for sale	249	313	117
Net gain on disposal of investment securities	1,988	2,041	1,226
Net gain (loss) on sale and disposal of other assets	27	69	(103)
Amortization of tax credit investment	(390)	(2,323)	-
Other	4,918	3,372	2,807

Total noninterest income	30,337	25,350	24,833

Noninterest expense:
Salaries and employee benefits	42,439	38,595	37,828
Occupancy and equipment	13,856	12,829	12,366
Professional services	4,502	4,760	3,836
Computer and data processing	3,186	3,016	2,848
Supplies and postage	2,155	2,053	2,342
FDIC assessments	1,719	1,592	1,464
Advertising and promotions	1,120	805	896
Goodwill impairment	751	-	-
Other	9,665	8,705	7,861

Total noninterest expense	79,393	72,355	69,441

Income before income taxes	38,876	38,980	37,907
Income tax expense	10,539	9,625	12,377

Net income	$28,337	$29,355	$25,530

Preferred stock dividends	1,462	1,462	1,466

Net income available to common shareholders	$26,875	$27,893	$24,064

Earnings per common share (Note 16):
Basic	$1.91	$2.01	$1.75
Diluted	$1.90	$2.00	$1.75
Cash dividends declared per common share	$0.80	$0.77	$0.74

Weighted average common shares outstanding:
Basic	14,081	13,893	13,739
Diluted	14,135	13,946	13,784

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Net income	$28,337	$29,355	$25,530
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on securities available for sale	(2,321)	6,962	(21,397)
Pension and post-retirement obligations	5	(5,786)	7,957

Total other comprehensive (loss) income, net of tax	(2,316)	1,176	(13,440)

Comprehensive income	$26,021	$30,531	$12,090

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2013	$17,471	$142	$67,710	$172,244	$3,253	$(6,923)	$253,897
Comprehensive income:
Net income	-	-	-	25,530	-	-	25,530
Other comprehensive loss, net of tax	-	-	-	-	(13,440)	-	(13,440)
Purchases of common stock for treasury	-	-	-	-	-	(229)	(229)
Repurchase of Series A 3% preferred stock	(1)	-	-	-	-	-	(1)
Repurchase of Series B-1 8.48% preferred stock	(128)	-	(2)	-	-	-	(130)
Share-based compensation plans:
Share-based compensation	-	-	407	-	-	-	407
Stock options exercised	-	-	16	-	-	432	448
Restricted stock awards issued, net	-	-	(446)	-	-	446	-
Excess tax expense	-	-	(118)	-	-	-	(118)
Stock awards	-	-	7	-	-	105	112
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(5)	-	-	(5)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,461)	-	-	(1,461)
Common-$0.74 per share	-	-	-	(10,171)	-	-	(10,171)

Balance at December 31, 2013	$17,342	$142	$67,574	$186,137	$(10,187)	$(6,169)	$254,839
Comprehensive income:
Net income	-	-	-	29,355	-	-	29,355
Other comprehensive income, net of tax	-	-	-	-	1,176	-	1,176
Common stock issued	-	2	5,398	-	-	-	5,400
Purchases of common stock for treasury	-	-	-	-	-	(194)	(194)
Repurchase of Series B-1 8.48% preferred stock	(2)	-	-	-	-	-	(2)
Share-based compensation plans:
Share-based compensation	-	-	471	-	-	-	471
Stock options exercised	-	-	32	-	-	635	667
Restricted stock awards issued, net	-	-	(520)	-	-	520	-
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.77 per share	-	-	-	(10,718)	-	-	(10,718)

Balance at December 31, 2014	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532

Continued on next page

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2014	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Balance carried forward
Comprehensive income:
Net income	-	-	-	28,337	-	-	28,337
Other comprehensive loss, net of tax	-	-	-	-	(2,316)	-	(2,316)
Purchases of common stock for treasury	-	-	-	-	-	(202)	(202)
Share-based compensation plans:
Share-based compensation	-	-	674	-	-	-	674
Stock options exercised	-	-	6	-	-	353	359
Restricted stock awards issued, net	-	-	(1,052)	-	-	1,052	-
Excess tax benefit	-	-	79	-	-	-	79
Stock awards	-	-	28	-	-	82	110
Cash dividends declared:
Series A 3% Preferred-$3.00 per share	-	-	-	(4)	-	-	(4)
Series B-1 8.48% Preferred-$8.48 per share	-	-	-	(1,458)	-	-	(1,458)
Common-$0.80 per share	-	-	-	(11,267)	-	-	(11,267)

Balance at December 31, 2015	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$28,337	$29,355	$25,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,429	4,583	4,181
Net amortization of premiums on securities	3,150	3,241	4,532
Provision for loan losses	7,381	7,789	9,079
Share-based compensation	674	471	407
Deferred income tax expense	1,798	2,154	1,547
Proceeds from sale of loans held for sale	16,195	16,543	26,184
Originations of loans held for sale	(16,621)	(14,457)	(31,657)
Increase in company owned life insurance	(1,962)	(1,753)	(1,706)
Net gain on sale of loans held for sale	(249)	(313)	(117)
Net gain on disposal of investment securities	(1,988)	(2,041)	(1,226)
Amortization of tax credit investment	390	2,323	-
Goodwill impairment	751	-	-
Net (gain) loss on sale and disposal of other assets	(27)	(69)	103
Contributions to defined benefit pension plan	-	(8,000)	-
Increase in other assets	(545)	(1,606)	(6,640)
Increase (decrease) in other liabilities	376	(2,991)	6,981

Net cash provided by operating activities	43,089	35,229	37,198

Cash flows from investing activities:
Purchases of investment securities:
Available for sale	(271,899)	(236,043)	(246,874)
Held to maturity	(64,397)	(63,770)	(19,598)
Proceeds from principal payments, maturities and calls on investment securities:
Available for sale	127,257	140,338	143,053
Held to maturity	36,162	31,026	14,784
Proceeds from sales of securities available for sale	54,277	81,600	1,327
Net increase in loans, excluding sales	(180,067)	(84,812)	(131,949)
Purchases of company owned life insurance	(79)	(10,080)	(79)
Proceeds from sales of other assets	365	1,576	555
Purchases of premises and equipment	(7,493)	(5,330)	(3,411)
Cash consideration paid for acquisition, net of cash acquired	-	(7,995)	-

Net cash used in investing activities	(305,874)	(153,490)	(242,192)

Cash flows from financing activities:
Net increase in deposits	280,004	130,471	58,262
Net (decrease) increase in short-term borrowings	(41,704)	(2,238)	157,236
Issuance of long-term debt	40,000	-	-
Debt issuance costs	(1,060)	-	-
Repurchase of preferred stock	-	(2)	(131)
Purchases of common stock for treasury	(202)	(194)	(229)
Proceeds from stock options exercised	359	667	448
Excess tax benefit (expense) on share-based compensation	79	-	(118)
Cash dividends paid to preferred shareholders	(1,462)	(1,463)	(1,468)
Cash dividends paid to common shareholders	(11,259)	(10,521)	(9,750)

Net cash provided by financing activities	264,755	116,720	204,250

Net increase (decrease) in cash and cash equivalents	1,970	(1,541)	(744)
Cash and cash equivalents, beginning of period	58,151	59,692	60,436

Cash and cash equivalents, end of period	$60,121	$58,151	$59,692

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Institutions, Inc. (individually referred to herein as the “Parent Company” and together with all of its subsidiaries, collectively referred to herein as the “Company”) is a financial holding company organized in 1931 under the laws of New York State (“New York”). At December 31, 2015, the Company conducted its business through its two subsidiaries: Five Star Bank (the “Bank”), a New York chartered bank; and Scott Danahy Naylon, LLC (“SDN”), a full service insurance agency. The Company provides a full range of banking and related financial services to consumer, commercial and municipal customers through its bank and nonbank subsidiaries.

The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles (“GAAP”).

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued. Other than completing the acquisition of Courier Capital Corporation (“Courier”), as described below, the Company did not have any material recognizable subsequent events.

On January 5, 2016, the Company completed its acquisition of Courier, a leading SEC-registered investment advisory and wealth management firm based in western New York, with operations in Buffalo and Jamestown. Courier will operate as a subsidiary of Financial Institutions, Inc. and an affiliate of the Bank and SDN.

The following is a description of the Company’s significant accounting policies.

(a.)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b.)  Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenue and expenses during the reporting period. Material estimates relate to the determination of the allowance for loan losses, the carrying value of goodwill and deferred tax assets, and assumptions used in the defined benefit pension plan accounting. These estimates and assumptions are based on management’s best estimates and judgment and are evaluated on an ongoing basis using historical experience and other factors, including the current economic environment. The Company adjusts these estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from the Company’s estimates.

(c.)  Cash Flow Reporting

Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other banks. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental cash flow information is summarized as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Cash payments:
Interest expense	$9,323	$6,826	$7,750
Income taxes	7,494	13,665	8,095
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	$374	$394	$726
Accrued and declared unpaid dividends	3,185	3,177	2,981
(Decrease) increase in net unsettled security purchases	(478)	568	(51,112)
Securities transferred from available for sale to held to maturity	165,238	12,802	227,330
Loans transferred from held for sale to held for investment	-	853	3,727
Common stock issued for acquisition	-	5,400	-
Assets acquired and liabilities assumed in business combinations:
Loans and other non-cash assets, excluding goodwill and core deposit intangible asset	-	1,007	-
Deposits and other liabilities	-	1,112	-

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

(e.)  Loans Held for Sale and Loan Servicing Rights

The Company generally makes the determination of whether to identify a mortgage as held for sale at the time the loan is closed based on the Company’s intent and ability to hold the loan. Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination costs and fees are deferred at origination and recognized as part of the gain or loss on sale of the loans, determined using the specific identification method, in the consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, paying taxes and insurance from escrow funds when due and administrating foreclosure actions when necessary. Loan servicing income (a component of noninterest income in the consolidated statements of income) consists of fees earned for servicing mortgage loans sold to third parties, net of amortization expense and impairment losses associated with capitalized mortgage servicing assets

(f.)  Loans

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2015 had original terms ranging from one to five years.Fees received for providing loan commitments and letters of credit that result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to other income as banking fees and commissions over the commitment period when funding is not expected.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure. At December 31, 2015, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

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

(i.)   Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of other real estate owned are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP. The balance of other real estate owned was $163 thousand and $194 thousand at December 31, 2015 and 2014, respectively.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(l.)   Goodwill and Other Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangible assets. Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets consist of core deposits and other intangible assets (primarily customer relationships). Core deposit intangible assets are amortized on an accelerated basis over their estimated life of approximately nine and a half years. Other intangible assets are amortized on an accelerated basis over their weighted average estimated life of approximately twenty years. The Company reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “Step 1.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “Step 2” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“Step 2”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. See Note 7 for additional information on goodwill and other intangible assets.

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

As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB of New York (“FHLBNY”) stock in proportion to its volume of certain transactions with the FHLB. FHLBNY stock totaled $15.1 million as of December 31, 2015 and 2014.

As a member of the FRB system, the Company is required to maintain a specified investment in FRB stock based on a ratio relative to the Company’s capital. FRB stock totaled $4.9 million and $3.9 million as of December 31, 2015 and 2014, respectively.

(n.)  Equity Method Investments

The Company has investments in limited partnerships, primarily Small Business Investment Companies, and accounts for these investments under the equity method. These investments are included in other assets in the consolidated statements of financial condition and totaled $5.0 million and $4.9 million as of December 31, 2015 and 2014, respectively.

(o.)  Treasury Stock

Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p.)  Employee Benefits

The Company maintains an employer sponsored 401(k) plan where participants may make contributions in the form of salary deferrals and the Company provides matching contributions in accordance with the terms of the plan.    Contributions due under the terms of our defined contribution plans are accrued as earned by employees.

The Company also participates in a non-contributory defined benefit pension plan for certain employees who previously met participation requirements. The Company also provides post-retirement benefits, principally health and dental care, to employees of a previously acquired entity. The Company has closed the pension and post-retirement plans to new participants. The actuarially determined pension benefit is based on years of service and the employee’s highest average compensation during five consecutive years of employment. The Company’s policy is to at least fund the minimum amount required by the Employment Retirement Income Security Act of 1974. The cost of the pension and post-retirement plans are based on actuarial computations of current and future benefits for employees, and is charged to noninterest expense in the consolidated statements of income.

The Company recognizes an asset or a liability for a plans’ overfunded status or underfunded status, respectively, in the consolidated financial statements and reports changes in the funded status as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

Effective January 1, 2016, the Company’s 401(k) plan was amended and the Company’s matching contribution was discontinued. Concurrent with the 401(k) plan amendment, the Company’s defined benefit pension plan was amended to modify the current benefit formula to reflect the discontinuance of the matching contribution in the 401(k) plan, to open the defined benefit pension plan up to eligible employees who were hired on and after January 1, 2007, and provide those new participants with a cash balance benefit formula.

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

(s.)  Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of the Company’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on securities available for sale and changes in net actuarial gain / loss on defined benefit post-retirement plans. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive income. See Note 13 - Accumulated Other Comprehensive Income (Loss) for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(v.)  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company is evaluating the potential impact of ASU 2014-09 on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, the Company will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company beginning January 1, 2016, though early adoption is permitted. Retrospective adoption is required. The Company early adopted this standard during the quarter ended June 30, 2015, concurrent with the issuance of the Subordinated Notes described in Note 9. Unamortized debt issuance costs of $1.0 million are included in the net balance of long-term borrowings reported on the Consolidated Statements of Financial Condition. Retrospective application of this standard did not impact previously issued financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(2.)	BUSINESS COMBINATIONS

SDN Acquisition

On August 1, 2014, the Company completed the acquisition of Scott Danahy Naylon Co., Inc., a full service insurance agency located in Amherst, New York. The acquisition of Scott Danahy Naylon Co., Inc. enhances the Company’s ability to offer clients unique, comprehensive solutions to meet their insurance and financial risk management needs. Consideration for the acquisition included both cash and stock totaling $16.9 million, including future consideration.

The transaction was accounted for using the acquisition method of accounting and as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the acquisition, the Company recorded goodwill of $12.6 million and other intangible assets of $6.6 million. Goodwill was assigned to the Company’s Insurance reporting unit. Total goodwill and other intangible assets from the acquisition are inclusive of contingent earn-out payments based on revenue targets through 2017. The estimated fair value of the contingent earn-out liability at the date of acquisition was $3.2 million. Since the date of acquisition, valuation adjustments have been made resulting in a contingent earn-out liability of $2.2 million at December 31, 2015. The valuation adjustment is included in other noninterest income in the consolidated statements of income for the year ended December 31, 2015.

As more fully described in Note 7, the Company recorded a goodwill impairment charge related to the Insurance reporting unit of $751 thousand during the quarter ended December 31, 2015. See Note 7 for additional information on goodwill and other intangible assets.

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements. The following table summarizes the consideration paid for Scott Danahy Naylon Co., Inc. and the amounts of the assets acquired and liabilities assumed as of the acquisition date.

Consideration paid:
Cash	$8,100
Stock	5,400
Contingent consideration	3,227

Fair value of total consideration transferred	16,727

Fair value of assets acquired:
Cash	105
Identified intangible assets	6,640
Premises and equipment, accounts receivable and other assets	1,094

Total identifiable assets acquired	7,839
Fair value of liabilities assumed:
Deferred tax liability	2,556
Other liabilities	1,173

Total liabilities assumed	3,729

Fair value of net assets acquired	4,110

Goodwill resulting from acquisition	$12,617

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$260,748	$1,164	$1,049	$260,863
Mortgage-backed securities:
Federal National Mortgage Association	209,671	1,092	2,333	208,430
Federal Home Loan Mortgage Corporation	24,564	282	194	24,652
Government National Mortgage Association	26,465	943	4	27,404
Collateralized mortgage obligations:
Federal National Mortgage Association	16,998	90	154	16,934
Federal Home Loan Mortgage Corporation	5,175	1	91	5,085
Privately issued	-	809	-	809

Total mortgage-backed securities	282,873	3,217	2,776	283,314
Asset-backed securities	-	218	-	218

Total available for sale securities	$543,621	$4,599	$3,825	$544,395

Securities held to maturity:
State and political subdivisions	294,423	6,562	4	300,981
Mortgage-backed securities:
Federal National Mortgage Association	9,242	14	79	9,177
Government National Mortgage Association	25,607	33	159	25,481
Collateralized mortgage obligations:
Federal National Mortgage Association	56,791	-	818	55,973
Federal Home Loan Mortgage Corporation	80,570	-	1,120	79,450
Government National Mortgage Association	19,084	19	101	19,002

Total mortgage-backed securities	191,294	66	2,277	189,083

Total held to maturity securities	$485,717	$6,628	$2,281	$490,064

December 31, 2014

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$160,334	$1,116	$975	$160,475
Mortgage-backed securities:
Federal National Mortgage Association	184,857	2,344	1,264	185,937
Federal Home Loan Mortgage Corporation	29,478	799	7	30,270
Government National Mortgage Association	48,800	2,022	-	50,822
Collateralized mortgage obligations:
Federal National Mortgage Association	76,247	489	944	75,792
Federal Home Loan Mortgage Corporation	89,623	199	2,585	87,237
Government National Mortgage Association	29,954	598	40	30,512
Privately issued	-	1,218	-	1,218

Total mortgage-backed securities	458,959	7,669	4,840	461,788
Asset-backed securities	-	231	-	231

Total available for sale securities	$619,293	$9,016	$5,815	$622,494

Securities held to maturity:
State and political subdivisions	277,273	4,231	120	281,384
Mortgage-backed securities:
Federal National Mortgage Association	3,279	24	-	3,303
Government National Mortgage Association	13,886	122	-	14,008

Total mortgage-backed securities	17,165	146	-	17,311

Total held to maturity securities	$294,438	$4,377	$120	$298,695

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(3.)	INVESTMENT SECURITIES (Continued)

Investment securities with a total fair value of $781.7 million and $768.6 million at December 31, 2015 and 2014, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

During the years ended December 31, 2015 and 2014, the Company transferred $165.2 million and $12.8 million, respectively, of available for sale mortgage backed securities to the held to maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The related $1.1 million and $51 thousand of unrealized holding losses that were included in the transfers during the years ended December 31, 2015 and 2014, respectively, are retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. These amounts will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfers. There were no gains or losses recognized as a result of these transfers.

Interest and dividends on securities for the years ended December 31 are summarized as follows (in thousands):

	2015	2014	2013
Taxable interest and dividends	$16,123	$13,304	$12,541
Tax-exempt interest and dividends	5,752	5,298	4,922

Total interest and dividends on securities	$21,875	$18,602	$17,463

Sales and calls of securities available for sale for the years ended December 31 were as follows (in thousands):
	2015	2014	2013
Proceeds from sales	$54,277	$81,600	$1,327
Gross realized gains	2,000	2,043	1,226
Gross realized losses	12	2	-

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2015 are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations (in thousands).

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$25,182	$25,241
Due from one to five years	174,053	173,336
Due after five years through ten years	275,972	276,660
Due after ten years	68,414	69,158

	$543,621	$544,395

Debt securities held to maturity:
Due in one year or less	$22,188	$22,261
Due from one to five years	172,094	175,650
Due after five years through ten years	116,362	119,183
Due after ten years	175,073	172,970

	$485,717	$490,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(3.)	INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are summarized as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$82,298	$735	$26,302	$314	$108,600	$1,049
Mortgage-backed securities:
Federal National Mortgage Association	123,774	2,134	9,562	199	133,336	2,333
Federal Home Loan Mortgage Corporation	12,660	194	-	-	12,660	194
Government National Mortgage Association	1,405	4	-	-	1,405	4
Collateralized mortgage obligations:
Federal National Mortgage Association	7,778	154	-	-	7,778	154
Federal Home Loan Mortgage Corporation	4,998	91	-	-	4,998	91

Total mortgage-backed securities	150,615	2,577	9,562	199	160,177	2,776

Total available for sale securities	232,913	3,312	35,864	513	268,777	3,825

Securities held to maturity:
State and political subdivisions	3,075	4	-	-	3,075	4
Mortgage-backed securities:
Federal National Mortgage Association	5,666	79	-	-	5,666	79
Government National Mortgage Association	8,790	159	-	-	8,790	159
Collateralized mortgage obligations:
Federal National Mortgage Association	55,973	818	-	-	55,973	818
Federal Home Loan Mortgage Corporation	79,323	1,120	-	-	79,323	1,120
Government National Mortgage Association	14,559	101	-	-	14,559	101

Total mortgage-backed securities	164,311	2,277	-	-	164,311	2,277

Total held to maturity securities	167,386	2,281	-	-	167,386	2,281

Total temporarily impaired securities	$400,299	$5,593	$35,864	$513	$436,163	$6,106

December 31, 2014

Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$34,995	$77	$41,070	$898	$76,065	$975
Mortgage-backed securities:
Federal National Mortgage Association	2,242	8	62,592	1,256	64,834	1,264
Federal Home Loan Mortgage Corporation	3,387	7	-	-	3,387	7
Collateralized mortgage obligations:
Federal National Mortgage Association	11,228	24	25,644	920	36,872	944
Federal Home Loan Mortgage Corporation	-	-	76,126	2,585	76,126	2,585
Government National Mortgage Association	-	-	2,510	40	2,510	40

Total mortgage-backed securities	16,857	39	166,872	4,801	183,729	4,840

Total available for sale securities	51,852	116	207,942	5,699	259,794	5,815
Securities held to maturity:
State and political subdivisions	18,036	120	-	-	18,036	120

Total temporarily impaired securities	$69,888	$236	$207,942	$5,699	$277,830	$5,935

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(3.)	INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2015 was 152 compared to 122 at December 31, 2014. At December 31, 2015, the Company had positions in 10 investment securities with a fair value of $35.9 million and a total unrealized loss of $513 thousand that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2015, there were a total of 142 securities positions in the Company’s investment portfolio with a fair value of $400.3 million and a total unrealized loss of $5.6 million that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2014, the Company had positions in 51 investment securities with a fair value of $207.9 million and a total unrealized loss of $5.7 million that have been in a continuous unrealized loss position for more than 12 months. At December 31, 2014, there were a total of 71 securities positions in the Company’s investment portfolio with a fair value of $69.9 million and a total unrealized loss of $236 thousand that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management. No impairment was recorded during the years ended December 31, 2015, 2014 and 2013.

Based on management’s review and evaluation of the Company’s debt securities as of December 31, 2015, the debt securities with unrealized losses were not considered to be OTTI. As of December 31, 2015, the Company does not have the intent to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of December 31, 2015, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

(4.)	LOANS HELD FOR SALE AND LOAN SERVICING RIGHTS

Loans held for sale were entirely comprised of residential real estate mortgages and totaled $1.4 million and $755 thousand as of December 31, 2015 and 2014, respectively.

The Company sells certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $196.0 million and $215.2 million as of December 31, 2015 and 2014, respectively. In connection with these mortgage-servicing activities, the Company administered escrow and other custodial funds which amounted to approximately $4.4 million and $4.6 million as of December 31, 2015 and 2014, respectively.

The activity in capitalized mortgage servicing assets is summarized as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Mortgage servicing assets, beginning of year	$1,335	$1,479	$1,637
Originations	166	172	277
Amortization	(276)	(316)	(435)

Mortgage servicing assets, end of year	1,225	1,335	1,479
Valuation allowance	(1)	(6)	(3)

Mortgage servicing assets, net, end of year	$1,224	$1,329	$1,476

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(5.)	LOANS

The Company’s loan portfolio consisted of the following at December 31 (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
2015

Commercial business	$313,475	$283	$313,758
Commercial mortgage	567,481	(1,380)	566,101
Residential mortgage	98,302	7	98,309
Home equity	402,487	7,625	410,112
Consumer indirect	652,494	24,446	676,940
Other consumer	18,361	181	18,542

Total	$2,052,600	$31,162	2,083,762

Allowance for loan losses			(27,085)

Total loans, net			$2,056,677

2014

Commercial business	$267,377	$32	$267,409
Commercial mortgage	476,407	(1,315)	475,092
Residential mortgage	100,241	(140)	100,101
Home equity	379,774	6,841	386,615
Consumer indirect	636,357	25,316	661,673
Other consumer	20,915	197	21,112

Total	$1,881,071	$30,931	1,912,002

Allowance for loan losses			(27,637)

Total loans, net			$1,884,365

The Company’s significant concentrations of credit risk in the loan portfolio relate to a geographic concentration in the communities that the Company serves.

Certain executive officers, directors and their business interests are customers of the Company. Transactions with these parties are based on the same terms as similar transactions with unrelated third parties and do not carry more than normal credit risk. Borrowings by these related parties amounted to $3.5 million and $11.9 million at December 31, 2015 and 2014, respectively. During 2015, new borrowings amounted to $2.9 million (including borrowings of executive officers and directors that were outstanding at the time of their appointment), and repayments and other reductions were $11.3 million.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(5.)	LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of December 31 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
2015

Commercial business	$321	$612	$-	$933	$3,922	$308,620	$313,475
Commercial mortgage	68	146	-	214	947	566,320	567,481
Residential mortgage	203	-	-	203	1,325	96,774	98,302
Home equity	719	429	-	1,148	758	400,581	402,487
Consumer indirect	1,975	286	-	2,261	1,467	648,766	652,494
Other consumer	98	13	8	119	13	18,229	18,361

Total loans, gross	$3,384	$1,486	$8	$4,878	$8,432	$2,039,290	$2,052,600

2014

Commercial business	$28	$-	$-	$28	$4,288	$263,061	$267,377
Commercial mortgage	83	-	-	83	3,020	473,304	476,407
Residential mortgage	321	-	-	321	1,194	98,726	100,241
Home equity	799	67	-	866	463	378,445	379,774
Consumer indirect	2,429	402	-	2,831	1,169	632,357	636,357
Other consumer	148	48	8	204	11	20,700	20,915

Total loans, gross	$3,808	$517	$8	$4,333	$10,145	$1,866,593	$1,881,071

There were no loans past due greater than 90 days and still accruing interest as of December 31, 2015 and 2014. There were $8 thousand in consumer overdrafts which were past due greater than 90 days as of December 31, 2015 and 2014. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was no interest income recognized on nonaccrual loans during the years ended December 31, 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, estimated interest income of $432 thousand, $527 thousand, and $531 thousand, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

The following presents, by loan class, information related to loans modified in a TDR during the years ended December 31 (in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
2015

Commercial business	2	$1,342	$1,342
Commercial mortgage	1	682	330

Total	3	$2,024	$1,672

2014

Commercial business	1	$1,381	$1,381
Commercial mortgage	-	-	-

Total	1	$1,381	$1,381

The loans identified as TDRs by the Company during the years ended December 31, 2015 and 2014 were on nonaccrual status and reported as impaired loans prior to restructuring. The modifications during the year ended December 31, 2015 primarily related to extending amortization periods, forebearance agreements, requesting additional collateral and, in one instance, forgiveness of principal. For the year ended December 31, 2014, the restructured loan modification related to extending the amortization period of the loan. All loans restructured during the years ended December 31, 2015 and 2014 were on nonaccrual status at the end of those respective years. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classification did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were either classified as substandard, with an increased risk allowance allocation, or impaired and evaluated for a specific reserve both before and after restructuring.

There were two commercial business loans with an aggregate pre-default balance of $1.3 million that went into default and were restructured during the year ended December 31, 2015. There were no loans modified as a TDR during the year ended December 31, 2014 that defaulted during the year ended December 31, 2014. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(5.)	LOANS (Continued)

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
2015

With no related allowance recorded:
Commercial business	$1,441	$1,810	$-	$1,352	$-
Commercial mortgage	937	1,285	-	1,013	-

	2,378	3,095	-	2,365	-
With an allowance recorded:
Commercial business	2,481	2,481	996	1,946	-
Commercial mortgage	10	10	10	449	-

	2,491	2,491	1,006	2,395	-

	$4,869	$5,586	$1,006	$4,760	$-

2014

With no related allowance recorded:
Commercial business	$1,408	$1,741	$-	$1,431	$-
Commercial mortgage	781	920	-	1,014	-

	2,189	2,661	-	2,445	-
With an allowance recorded:
Commercial business	2,880	2,880	1,556	1,998	-
Commercial mortgage	2,239	2,239	911	1,560	-

	5,119	5,119	2,467	3,558	-

	$7,308	$7,780	$2,467	$6,003	$-

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

December 31, 2015, 2014 and 2013

(5.)	LOANS (Continued)

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of December 31 (in thousands):

	Commercial Business	Commercial Mortgage
2015

Uncriticized	$298,413	$551,603
Special mention	4,916	9,015
Substandard	10,146	6,863
Doubtful	-	-

Total	$313,475	$567,481

2014

Uncriticized	$250,961	$460,880
Special mention	5,530	5,411
Substandard	10,886	10,116
Doubtful	-	-

Total	$267,377	$476,407

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of December 31 (in thousands):

	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer
2015

Performing	$96,977	$401,729	$651,027	$18,340
Non-performing	1,325	758	1,467	21

Total	$98,302	$402,487	$652,494	$18,361

2014

Performing	$99,047	$379,311	$635,188	$20,896
Non-performing	1,194	463	1,169	19

Total	$100,241	$379,774	$636,357	$20,915

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(5.)	LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the years ended December 31 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2015

Allowance for loan losses:
Beginning balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637
Charge-offs	(1,433)	(895)	(175)	(421)	(9,156)	(878)	(12,958)
Recoveries	212	146	82	63	4,200	322	5,025
Provision (credit)	1,140	1,654	(13)	101	4,031	468	7,381

Ending balance	$5,540	$9,027	$464	$1,228	$10,458	$368	$27,085

Evaluated for impairment:
Individually	$996	$10	$-	$-	$-	$-	$1,006

Collectively	$4,544	$9,017	$464	$1,228	$10,458	$368	$26,079

Loans:
Ending balance	$313,475	$567,481	$98,302	$402,487	$652,494	$18,361	$2,052,600

Evaluated for impairment:
Individually	$3,922	$947	$-	$-	$-	$-	$4,869

Collectively	$309,553	$566,534	$98,302	$402,487	$652,494	$18,361	$2,047,731

2014

Allowance for loan losses:
Beginning balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736
Charge-offs	(204)	(304)	(190)	(340)	(10,004)	(972)	(12,014)
Recoveries	201	143	39	56	4,321	366	5,126
Provision	1,351	540	45	402	4,836	615	7,789

Ending balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637

Evaluated for impairment:
Individually	$1,556	$911	$-	$-	$-	$-	$2,467

Collectively	$4,065	$7,211	$570	$1,485	$11,383	$456	$25,170

Loans:
Ending balance	$267,377	$476,407	$100,241	$379,774	$636,357	$20,915	$1,881,071

Evaluated for impairment:
Individually	$4,288	$3,020	$-	$-	$-	$-	$7,308

Collectively	$263,089	$473,387	$100,241	$379,774	$636,357	$20,915	$1,873,763

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(5.)	LOANS (Continued)

	Commercial Business	Commercial Mortgage	Residential Mortgage	Home Equity	Consumer Indirect	Other Consumer	Total
2013

Allowance for loan losses:
Beginning balance	$4,884	$6,581	$740	$1,282	$10,715	$512	$24,714
Charge-offs	(1,070)	(553)	(411)	(391)	(8,125)	(928)	(11,478)
Recoveries	349	319	54	157	3,161	381	4,421
Provision	110	1,396	293	319	6,479	482	9,079

Ending balance	$4,273	$7,743	$676	$1,367	$12,230	$447	$26,736

Evaluated for impairment:
Individually	$201	$1,057	$-	$-	$-	$-	$1,258

Collectively	$4,072	$6,686	$676	$1,367	$12,230	$447	$25,478

Loans:
Ending balance	$265,751	$470,312	$113,101	$320,658	$609,390	$22,893	$1,802,105

Evaluated for impairment:
Individually	$3,474	$9,663	$-	$-	$-	$-	$13,137

Collectively	$262,277	$460,649	$113,101	$320,658	$609,390	$22,893	$1,788,968

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(6.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31 are summarized as follows (in thousands):

	2015	2014
Land and land improvements	$5,917	$4,797
Buildings and leasehold improvements	46,402	42,826
Furniture, fixtures, equipment and vehicles	31,868	29,853

Premises and equipment	84,187	77,476
Accumulated depreciation and amortization	(44,742)	(41,082)

Premises and equipment, net	$39,445	$36,394

Depreciation and amortization expense relating to premises and equipment, included in occupancy and equipment expense in the consolidated statements of income, amounted to $4.4 million, $4.0 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test of goodwill as of September 30 of each year. See Note 1 for the Company’s accounting policy for goodwill and other intangible assets.

The Company performed a qualitative assessment of goodwill to determine if it was more likely than not that the fair value of any of its reporting units was less than its carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, business strategy, financial performance and market and regulatory dynamics. Based on its assessment, the Company concluded it was more likely than not that the fair value of its Insurance reporting unit was less than its carrying value. Accordingly, the Company performed a Step 1 review for possible goodwill impairment.

Under Step 1 of the goodwill impairment review, the fair value of the Insurance reporting unit was calculated using income and market-based approaches. Under Step 1, it was determined that the carrying value of our Insurance reporting unit exceeded its fair value. For Step 2, the implied fair value of the Insurance reporting unit’s goodwill was compared with the carrying amount of the goodwill for the Insurance reporting unit. Based on this assessment, the Company recorded a goodwill impairment charge related to the Insurance reporting unit of $751 thousand during the quarter ended December 31, 2015.

The results of the qualitative assessment for 2014 indicated that it was not more likely than not that the fair value of any of the Company’s reporting units was less than its carrying value. Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2014.

Declines in the market value of the Company’s publicly traded stock price or declines in the Company’s ability to generate future cash flows may increase the potential that goodwill recorded on the Company’s consolidated statement of financial condition be designated as impaired and that the Company may incur a goodwill write-down in the future.

The change in the balance for goodwill during the years ended December 31 was as follows (in thousands):

	Banking	Insurance	Total
Balance, January 1, 2014	$48,536	$-	$48,536
Acquisition	-	12,617	12,617

Balance, December 31, 2014	48,536	12,617	61,153
Impairment	-	(751)	(751)

Balance, December 31, 2015	$48,536	$11,866	$60,402

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(7.)	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles. Changes in the gross carrying amount, accumulated amortization and net book value for the years ended December 31 were as follows (in thousands):

	2015	2014
Core deposit intangibles:
Gross carrying amount	$2,042	$2,042
Accumulated amortization	(1,213)	(917)

Net book value	$829	$1,125

Amortization during the year	$296	$341

Other intangibles:
Gross carrying amount	$6,640	$6,640
Accumulated amortization	(925)	(279)

Net book value	$5,715	$6,361

Amortization during the year	$646	$279

Core deposit intangible amortization expense was $387 thousand for the year ended December 31, 2013. Estimated amortization expense of other intangible assets for each of the next five years is as follows:

2016	$864
2017	778
2018	689
2019	611
2020	533

(8.)	DEPOSITS

A summary of deposits as of December 31 are as follows (in thousands):

	2015	2014
Noninterest-bearing demand	$641,972	$571,260
Interest-bearing demand	523,366	490,190
Savings and money market	928,175	795,835
Time deposits, due:
Within one year	450,885	395,956
One to two years	97,059	122,819
Two to three years	46,545	11,448
Three to five years	42,482	62,991
Thereafter	47	28

Total time deposits	637,018	593,242

Total deposits	$2,730,531	$2,450,527

Time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 amounted to $92.0 million and $66.5 million, respectively.

Interest expense by deposit type for the years ended December 31 is summarized as follows (in thousands):

	2015	2014	2013
Interest-bearing demand	$754	$607	$729
Savings and money market	1,166	913	978
Time deposits	5,386	4,846	4,893

Total interest expense on deposits	$7,306	$6,366	$6,600

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(9.)	BORROWINGS

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the agreement. Outstanding borrowings are summarized as follows as of December 31 (in thousands):

	2015	2014
Short-term borrowings:
Short-term FHLB borrowings	$293,100	$295,300
Repurchase agreements	-	39,504

Total short-term borrowings	293,100	334,804
Long-term borrowings:
Subordinated notes, net	38,990	-

Total borrowings	$332,090	$334,804

Short-term borrowings

Repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of less than one year and include overnight borrowings that we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances. Short-term FHLB borrowings at December 31, 2014 consisted of $129.0 million in overnight borrowings and $166.3 million in short-term advances. The FHLB borrowings are collateralized by securities from the Company’s investment portfolio and certain qualifying loans. At December 31, 2015 and 2014, the Company’s borrowings had a weighted average rate of 0.53% and 0.35%, respectively.

Long-term borrowings

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

The Company adopted ASU 2015-03 that requires debt issuance costs to be reported as a direct deduction from the face value of the Subordinated Notes and not as a deferred charge. Refer to Note 1 for additional information. The debt issuance costs will be amortized as an adjustment to interest expense over 15 years.

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

Off-balance sheet commitments as of December 31 consist of the following (in thousands):

	2015	2014
Commitments to extend credit	$514,818	$450,343
Standby letters of credit	11,746	8,578

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(10.)	COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements when the Company intends to sell the related loan, once originated, as well as closed residential mortgage loans held for sale, the Company enters into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $1.3 million and $1.2 million at December 31, 2015 and 2014, respectively. The net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

Lease Obligations

The Company is obligated under a number of noncancellable operating lease agreements for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed. Future minimum payments by year and in the aggregate, under the noncancellable leases with initial or remaining terms of one year or more, are as follows at December 31, 2015 (in thousands):

2016	$1,644
2017	1,271
2018	1,020
2019	942
2020	810
Thereafter	3,160

$8,847

Rent expense relating to these operating leases, included in occupancy and equipment expense in the statements of income, was $2.0 million, $1.8 million and $1.7 million in 2015, 2014 and 2013, respectively.

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

December 31, 2015, 2014 and 2013

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

The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier 1 capital (“CET1”), Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

The Company’s and the Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both the Company and the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions.

Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2015 includes, subject to limitation, $17.3 million of preferred stock.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for loan losses. Tier 2 capital for the Company also includes qualified subordinated debt. At December 31, 2015, the Company’s Tier 2 capital included $39.0 million of Subordinated Notes.

Prior to January 1, 2015, under the capital rules then in effect, the Company’s and the Bank’s Tier 1 capital included total shareholders’ equity excluding accumulated other comprehensive income and goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital for the Company also included $17.3 million of preferred stock. The Company and the Bank’s Total capital included Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(11.)	REGULATORY MATTERS (Continued)

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased-in		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Tier 1 leverage:
Company	$243,452	7.41%	$131,506	4.00%	$131,506	4.00%	$164,382	5.00%
Bank	265,487	8.09	131,188	4.00	131,188	4.00	163,985	5.00
CET1 capital:
Company	226,413	9.77	104,334	4.50	162,297	7.00	150,705	6.50
Bank	265,487	11.49	103,971	4.50	161,733	7.00	150,180	6.50
Tier 1 capital:
Company	243,452	10.50	139,112	6.00	197,076	8.50	185,483	8.00
Bank	265,487	11.49	138,628	6.00	196,389	8.50	184,837	8.00
Total capital:
Company	309,527	13.35	185,483	8.00	243,446	10.50	231,854	10.00
Bank	292,572	12.66	184,837	8.00	242,599	10.50	231,046	10.00

The Company’s and the Bank’s actual and required regulatory capital ratios of December 31, 2014 under the regulatory capital rules then in effect were as follows (in thousands):

		Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
		Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Tier 1 leverage:	Company	$219,904	7.35%	$119,722	4.00%	$149,653	5.00%
	Bank	215,672	7.21	119,671	4.00	149,588	5.00
Tier 1 capital:	Company	219,904	10.47	83,985	4.00	125,977	6.00
	Bank	215,672	10.28	83,889	4.00	125,834	6.00
Total risk-based capital:	Company	246,166	11.72	167,970	8.00	209,962	10.00
	Bank	241,905	11.53	167,779	8.00	209,723	10.00

As of December 31, 2015, the Company and Bank were considered “well capitalized” under all regulatory capital guidelines. Such determination has been made based on the Tier 1 leverage, CET1 capital, Tier 1 capital and total capital ratios.

Federal Reserve Requirements

As of December 31, 2015 and 2014, the Bank was not required to maintain a reserve balance at the FRB of New York. The reserve requirement was $1.0 million as of December 31, 2013.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(11.)	REGULATORY MATTERS (Continued)

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

The Company’s authorized capital stock consists of 50,210,000 shares of capital stock, 50,000,000 of which are common stock, par value $0.01 per share, and 210,000 of which are preferred stock, par value $100 per share, which is designated into two classes, Class A of which 10,000 shares are authorized, and Class B of which 200,000 shares are authorized. There are two series of Class A preferred stock: Series A 3% preferred stock and the Series A preferred stock. There is one series of Class B preferred stock: Series B-1 8.48% preferred stock. There were 173,398 shares of preferred stock issued and outstanding as of December 31, 2015 and 2014.

Common Stock

The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	Outstanding	Treasury	Issued
2015

Shares outstanding at beginning of year	14,118,048	279,461	14,397,509
Restricted stock awards issued	59,834	(59,834)	-
Restricted stock awards forfeited	(3,490)	3,490	-
Stock options exercised	18,922	(18,922)	-
Treasury stock purchases	(7,523)	7,523	-
Stock awards	4,401	(4,401)	-

Shares outstanding at end of year	14,190,192	207,317	14,397,509

2014

Shares outstanding at beginning of year	13,829,355	332,242	14,161,597
Shares issued for the SDN acquisition	235,912	-	235,912
Restricted stock awards issued	43,242	(43,242)	-
Restricted stock awards forfeited	(15,441)	15,441	-
Stock options exercised	34,082	(34,082)	-
Treasury stock purchases	(9,102)	9,102	-

Shares outstanding at end of year	14,118,048	279,461	14,397,509

Preferred Stock

Series A 3% Preferred Stock.  There were 1,492 shares of Series A 3% preferred stock issued and outstanding as of December 31, 2015 and 2014. Holders of Series A 3% preferred stock are entitled to receive an annual dividend of $3.00 per share, which is cumulative and payable quarterly. Holders of Series A 3% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s capital stock and have no voting rights. Dividend or dissolution payments to the Class A shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments can be declared and paid, or set apart for payment, to the holders of Class B preferred stock or common stock. The Series A 3% preferred stock is not convertible into any other of the Company’s securities.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(12.)	SHAREHOLDERS’ EQUITY (Continued)

Series B-1 8.48% Preferred Stock.   There were 171,906 shares of Series B-1 8.48% preferred stock issued and outstanding as of December 31, 2015 and 2014. Holders of Series B-1 8.48% preferred stock are entitled to receive an annual dividend of $8.48 per share, which is cumulative and payable quarterly. Holders of Series B-1 8.48% preferred stock have no pre-emptive right in, or right to purchase or subscribe for, any additional shares of the Company’s common stock and have no voting rights. Accumulated dividends on the Series B-1 8.48% preferred stock do not bear interest, and the Series B-1 8.48% preferred stock is not subject to redemption. Dividend or dissolution payments to the Class B shareholders must be declared and paid, or set apart for payment, before any dividends or dissolution payments are declared and paid, or set apart for payment, to the holders of common stock. The Series B-1 8.48% preferred stock is not convertible into any other of the Company’s securities.

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
2015

Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(1,529)	$(591)	$(938)
Reclassification adjustment for net gains included in net income (1)	(2,251)	(868)	(1,383)

Total securities available for sale and transferred securities	(3,780)	(1,459)	(2,321)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(887)	(342)	(545)
Amortization of net actuarial loss and prior service cost included in income	895	345	550

Total pension and post-retirement obligations	8	3	5

Other comprehensive loss	$(3,772)	$(1,456)	$(2,316)

2014

Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$14,008	$5,549	$8,459
Reclassification adjustment for net gains included in net income (1)	(2,478)	(981)	(1,497)

Total securities available for sale and transferred securities	11,530	4,568	6,962
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	(9,709)	(3,846)	(5,863)
Amortization of net actuarial loss and prior service cost included in income	128	51	77

Total pension and post-retirement obligations	(9,581)	(3,795)	(5,786)

Other comprehensive income	$1,949	$773	$1,176

2013

Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(34,135)	$(13,522)	$(20,613)
Reclassification adjustment for net gains included in net income (1)	(1,298)	(514)	(784)

Total securities available for sale and transferred securities	(35,433)	(14,036)	(21,397)
Pension and post-retirement obligations:
Net actuarial gains (losses) arising during the year	11,860	4,698	7,162
Amortization of net actuarial loss and prior service cost included in income	1,316	521	795

Total pension and post-retirement obligations	13,176	5,219	7,957

Other comprehensive loss	$(22,257)	$(8,817)	$(13,440)

(1)

Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(13.)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$1,625	$(10,636)	$(9,011)
Other comprehensive income (loss) before reclassifications	(938)	(545)	(1,483)
Amounts reclassified from accumulated other comprehensive income	(1,383)	550	(833)

Net current period other comprehensive (loss) income	(2,321)	5	(2,316)

Balance at December 31, 2015	$(696)	$(10,631)	$(11,327)

Balance at January 1, 2014	$(5,337)	$(4,850)	$(10,187)
Other comprehensive income (loss) before reclassifications	8,459	(5,863)	2,596
Amounts reclassified from accumulated other comprehensive income	(1,497)	77	(1,420)

Net current period other comprehensive (loss) income	6,962	(5,786)	1,176

Balance at December 31, 2014	$1,625	$(10,636)	$(9,011)

Balance at January 1, 2013	$16,060	$(12,807)	$3,253
Other comprehensive income (loss) before reclassifications	(20,613)	7,162	(13,451)
Amounts reclassified from accumulated other comprehensive income	(784)	795	11

Net current period other comprehensive income (loss)	(21,397)	7,957	(13,440)

Balance at December 31, 2013	$(5,337)	$(4,850)	$(10,187)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	2015	2014
Realized gain on sale of investment securities	$1,988	$2,041	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	263	437	Interest income

	2,251	2,478	Total before tax
	(868)	(981)	Income tax expense

	1,383	1,497	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	48	48	Salaries and employee benefits
Net actuarial losses (1)	(943)	(176)	Salaries and employee benefits

	(895)	(128)	Total before tax
	345	51	Income tax benefit

	(550)	(77)	Net of tax

Total reclassified for the period	$833	$1,420

(1)	These items are included in the computation of net periodic pension expense. See Note 17 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(14.)	SHARE-BASED COMPENSATION

The Company maintains certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Management Development and Compensation Committee (the “Compensation Committee”) of the Board. In May 2015, the Company’s shareholders approved the 2015 Long-Term Incentive Plan (the “2015 Plan”) to replace the 2009 Management Stock Incentive Plan and the 2009 Directors’ Stock Incentive Plan (collectively, the “2009 Plans”). A total of 438,076 shares transferred from the 2009 Plans were available for grant pursuant to the 2015 Plan as of May 6, 2015, the date of approval of the 2015 Plan. In addition, any shares subject to outstanding awards under the 2009 Plans that are canceled, expired, forfeited or otherwise not issued or are settled in cash on or after May 6, 2015, will become available for future award grants under the 2015 Plan. As of December 31, 2015, there were approximately 424,000 shares available for grant under the 2015 Plan.

Under the Plan, the Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation. For stock options, the exercise price of each option equals the market price of the Company’s stock on the date of the grant. All options expire after a period of ten years from the date of grant and generally become fully exercisable over a period of 3 to 5 years from the grant date. When an option recipient exercises their options, the Company issues shares from treasury stock and records the proceeds as additions to capital. Shares of restricted stock granted to employees generally vest over 2 to 3 years from the grant date. Fifty percent of the shares of restricted stock granted to non-employee directors generally vests on the date of grant and the remaining fifty percent generally vests one year from the grant date. Vesting of the shares may be based on years of service, established performance measures or both. If restricted stock grants are forfeited before they vest, the shares are reacquired into treasury stock.

The share-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the long-term growth and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Company awarded grants of 36,384 shares of restricted common stock to certain members of management during the year ended December 31, 2015. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2015. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2017. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 25, 2018 assuming the recipient’s continuous service to the Company.

The grant-date fair value of the TSR portion of the award granted during the year ended December 31, 2015 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.92%, (iii) expected dividend yield of 3.53% and (iv) expected stock price volatility over the expected term of the TSR award of 26.8%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of the Company’s common stock on the date of grant.

The Company granted 12,700 additional shares of restricted common stock to management during the year ended December 31, 2015. These shares will vest after completion of a three-year service requirement. The average market price of the restricted stock awards on the date of grant was $22.79.

During the year ended December 31, 2015, the Company granted a total of 10,750 restricted shares of common stock to non-employee directors, of which 5,380 shares vested immediately and 5,370 shares will vest after completion of a one-year service requirement. The market price of the restricted stock on the date of grant was $23.25. In addition, the Company issued a total of 4,401 shares of common stock in-lieu of cash for the annual retainer of three non-employee directors during the year ended December 31, 2015. The weighted average market price of the stock on the date of grant was $24.96.

The restricted stock awards granted to management and directors in 2015 do not have rights to dividends or dividend equivalents.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(14.)	SHARE-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2015, 2014 or 2013. There was no unrecognized compensation expense related to unvested stock options as of December 31, 2015. The following is a summary of stock option activity for the year ended December 31, 2015 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	135,416	$19.25
Granted	-	-
Exercised	(18,922)	18.99
Forfeited	-	-
Expired	(14,245)	19.87

Outstanding and exercisable at end of period	102,249	$19.21	1.3 years	$899

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the years ended December 31, 2015, 2014 and 2013 was $106 thousand, $161 thousand, and $106 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the years ended December 31, 2015, 2014 and 2013 was $359 thousand, $667 thousand, and $448 thousand, respectively. The tax benefits realized in connection with these stock option exercises were not significant.

The following is a summary of restricted stock award activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	59,113	$17.24
Granted	59,834	17.66
Vested	(32,549)	17.80
Forfeited	(3,490)	19.32

Outstanding at end of period	82,908	$17.23

As of December 31, 2015, there was $737 thousand of unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

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

	2015	2014	2013
Salaries and employee benefits	$431	$270	$236
Other noninterest expense	243	201	171

Total share-based compensation expense	$674	$471	$407

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(15.)	INCOME TAXES

The income tax expense for the years ended December 31 consisted of the following (in thousands):

	2015	2014	2013
Current tax expense (benefit):
Federal	$8,720	$7,546	$8,917
State	21	(75)	1,913

Total current tax expense	8,741	7,471	10,830

Deferred tax expense (benefit):
Federal	1,440	2,538	1,251
State	358	(384)	296

Total deferred tax expense	1,798	2,154	1,547

Total income tax expense	$10,539	$9,625	$12,377

Income tax expense differed from the statutory federal income tax rate for the years ended December 31 as follows:
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(6.1)	(5.1)	(4.8)
Tax credits and adjustments	(0.7)	(3.5)	-
Non-taxable earnings on company owned life insurance	(1.8)	(1.6)	(1.6)
State taxes, net of federal tax benefit	0.7	(0.8)	3.8
Nondeductible expenses	0.3	0.5	0.2
Goodwill and contingent consideration adjustments	(0.3)	-	-
Other, net	-	0.2	0.1

Effective tax rate	27.1%	24.7%	32.7%

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in thousands):
	2015	2014	2013
Income tax expense	$10,539	$9,625	$12,377
Shareholder’s equity	(1,456)	925	(8,817)

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

December 31, 2015, 2014 and 2013

(15.)	INCOME TAXES (Continued)

The Company’s net deferred tax asset is included in other assets in the consolidated statements of condition. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows at December 31 (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$10,452	$10,666
Deferred compensation	972	938
Investment in limited partnerships	954	953
SERP agreements	767	704
Interest on nonaccrual loans	615	664
Benefit of tax credit carryforwards	502	569
Share-based compensation	538	565
Net unrealized loss on securities available for sale	420	-
Other than temporary impairment of investment securities	-	1,917
Other	328	520

Gross deferred tax assets	15,548	17,496
Deferred tax liabilities:
Prepaid pension costs	5,065	5,346
Intangible assets	2,667	2,662
Depreciation and amortization	1,004	1,249
Net unrealized gain on securities available for sale	-	1,039
Loan servicing assets	479	525

Gross deferred tax liabilities	9,215	10,821

Net deferred tax asset	$6,333	$6,675

In March 2014, the New York legislature approved changes in the state tax law that will be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32A”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. The repeal of Article 32A and the expanded nexus standards lowered our taxable income apportioned to New York in 2015 compared to 2014. In addition, the New York state income tax rate will be reduced from 7.1% to 6.5% in 2016.

Based upon the Company’s historical and projected future levels of pre-tax and taxable income, the scheduled reversals of taxable temporary differences to offset future deductible amounts, and prudent and feasible tax planning strategies, management believes it is more likely than not that the deferred tax assets will be realized. As such, no valuation allowance has been recorded as of December 31, 2015 or 2014.

The Company and its subsidiaries are primarily subject to federal and New York income taxes. The federal income tax years currently open for audit are 2013 through 2015. The New York income tax years currently open for audit are 2012 through 2015.

At December 31, 2015, the Company had no federal or New York net operating loss carryforwards. The Company has New York tax credits of approximately $800 thousand which have an unlimited carryforward period.

The Company’s unrecognized tax benefits and changes in unrecognized tax benefits were not significant as of or for the years ended December 31, 2015, 2014 and 2013. There were no material interest or penalties recorded in the income statement in income tax expense for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, there were no amounts accrued for interest or penalties related to uncertain tax positions.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(16.)	EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31 (in thousands, except per share amounts). All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities.

	2015	2014	2013
Net income available to common shareholders for EPS	$26,875	$27,893	$24,064

Weighted average common shares outstanding:
Total shares issued	14,398	14,261	14,162
Unvested restricted stock awards	(93)	(64)	(69)
Treasury shares	(224)	(304)	(354)

Total basic weighted average common shares outstanding	14,081	13,893	13,739
Incremental shares from assumed:
Exercise of stock options	24	26	13
Vesting of restricted stock awards	30	27	32

Total diluted weighted average common shares outstanding	14,135	13,946	13,784

Basic earnings per common share	$1.91	$2.01	$1.75

Diluted earnings per common share	$1.90	$2.00	$1.75

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:
Stock options	-	3	122
Restricted stock awards	1	1	2

Total	1	4	124

There were no participating securities outstanding for the years ended December 2015, 2014 and 2013; therefore, the two-class method of calculating basic and diluted EPS was not applicable for the years presented.

(17.)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Employees that meet specified eligibility conditions are eligible to participate in the Company sponsored 401(k) plan. Under the plan, participants may make contributions, in the form of salary deferrals, up to the maximum Internal Revenue Code limit. Until December 31, 2015, the Company matched a participant’s contributions up to 4.5% of compensation, calculated at 100% of the first 3% of compensation and 50% of the next 3% of compensation deferred by the participant. The Company was also permitted to make additional discretionary matching contributions, although no such additional discretionary contributions were made in 2015, 2014 or 2013. The expense included in salaries and employee benefits in the consolidated statements of income for this plan amounted to $1.3 million in 2015 and $1.1 million in 2014 and 2013. Effective January 1, 2016, the 401(k) Plan was amended to discontinue the Company’s matching contribution.

Defined Benefit Pension Plan

The Company participates in The New York State Bankers Retirement System (the “Plan”), a defined benefit pension plan covering substantially all employees, subject to the limitations related to the plan closure effective December 31, 2006. Prior to January 1, 2016, the benefits were generally based on years of service and the employee’s highest average compensation during five consecutive years of employment. The defined benefit plan was closed to new participants effective December 31, 2006. Only employees hired on or before December 31, 2006 and who met participation requirements on or before January 1, 2008 were eligible to receive benefits.

Effective January 1, 2016, the Plan was amended to open the Plan up to eligible employees who were hired on and after January 1, 2007, discontinue the Plan’s prior formula and provide all eligible participants with a cash balance benefit formula.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The following table provides a reconciliation of the Company’s changes in the Plan’s benefit obligations, fair value of assets and a statement of the funded status as of and for the year ended December 31 (in thousands):

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$61,732	$48,991
Service cost	2,324	1,918
Interest cost	2,328	2,291
Actuarial (gain) loss	(4,406)	10,938
Benefits paid and plan expenses	(2,746)	(2,406)

Projected benefit obligation at end of period	59,232	61,732

Change in plan assets:
Fair value of plan assets at beginning of period	75,584	64,603
Actual return on plan assets	(480)	5,387
Employer contributions	-	8,000
Benefits paid and plan expenses	(2,746)	(2,406)

Fair value of plan assets at end of period	72,358	75,584

Funded status at end of period	$13,126	$13,852

The accumulated benefit obligation was $53.5 million and $54.9 million at December 31, 2015 and 2014, respectively.

The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of Internal Revenue Code. The Company had no minimum required contribution for the 2016 fiscal year.

Estimated benefit payments under the Plan over the next ten years at December 31, 2015 are as follows (in thousands):

2016	$2,127
2017	2,288
2018	2,346
2019	2,472
2020	2,666
2021 - 2025	15,627

Net periodic pension cost consists of the following components for the years ended December 31 (in thousands):

	2015	2014	2013
Service cost	$2,324	$1,918	$2,063
Interest cost on projected benefit obligation	2,328	2,291	2,017
Expected return on plan assets	(4,820)	(4,117)	(3,684)
Amortization of unrecognized loss	926	159	1,344
Amortization of unrecognized prior service cost	20	20	20

Net periodic pension cost	$778	$271	$1,760

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The actuarial assumptions used to determine the net periodic pension cost were as follows:

	2015	2014	2013
Weighted average discount rate	3.86%	4.80%	3.84%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%	6.50%

The actuarial assumptions used to determine the projected benefit obligation were as follows:

	2015	2014	2013
Weighted average discount rate	4.21%	3.86%	4.80%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The long term rate of return considers historical returns. Adjustments were made to historical returns in order to reflect expectations of future returns. These adjustments were due to factor forecasts by economists and long-term U.S. Treasury yields to forecast long-term inflation. In addition, forecasts by economists and others for long-term GDP growth were factored into the development of assumptions for earnings growth and per capita income.

The Plan’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for Plan assets are shown in the table below. Cash equivalents consist primarily of government issues (maturing in less than three months) and short term investment funds. Equity securities primarily include investments in common stock, depository receipts, preferred stock, commingled pension trust funds, exchange traded funds and real estate investment trusts. Fixed income securities include corporate bonds, government issues, credit card receivables, mortgage backed securities, municipals, commingled pension trust funds and other asset backed securities. Other investments are real estate interests and related investments held within a commingled pension trust fund.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The Plan currently prohibits its investment managers from purchasing any security greater than 5% of the portfolio at the time of purchase or greater than 8% at market value in any one issuer. Effective June 2013, the issuer of any security purchased must be located in a country in the Morgan Stanley Capital International World Index. In addition, the following are prohibited:

Equity securities	Short sales Unregistered stocks Margin purchases

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

All other investments not prohibited by the Plan are permitted. At December 31, 2015 and 2014, the Plan held certain investments which are no longer deemed acceptable to acquire. These positions will be liquidated when the investment managers deem that such liquidation is in the best interest of the Plan.

The target allocation range below is both historic and prospective in that it has not changed since prior to 2013. It is the asset allocation range that the investment managers have been advised to adhere to and within which they may make tactical asset allocation decisions.

	2015 Target	Percentage of Plan Assets at December 31,		Weighted Average Expected Long-term

	Allocation	2015	2014	Rate of Return

Asset category:
Cash equivalents	0 – 20%	5.2%	8.7%	0.16%
Equity securities	40 – 60	47.2	48.2	3.97
Fixed income securities	40 – 60	43.9	43.1	2.01
Other financial instruments	0 – 5	3.7	-	0.28

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

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The Plan uses the Thomson Reuters Pricing Service to determine the fair value of equities excluding commingled pension trust funds, the pricing service of IDC Corporate USA to determine the fair value of fixed income securities excluding commingled pension trust funds and JP Morgan Chase Bank, N.A. (“JPMorgan”) to determine the fair value of commingled pension trust funds.

The following is a table of the pricing methodology and unobservable inputs used by JPMorgan in pricing commingled pension trust funds (“CPTF”):

	Principal Valuation Technique(s) Used	Unobservable Inputs
CPTF - Fixed Income:

CPTF (Corporate High Yield) of JPMorgan	Market	None
CPTF (High Yield) of JPMorgan	Market Comparables Companies	EBITDA multiple and discounts for lack of marketability
CPTF (Extended Duration) of JPMorgan	Market and Income	Constant prepayment rate, Constant default rate and Yield
CPTF (Long Duration Investment Grade) of JPMorgan	Market	None
CPTF (Emerging Markets Currency Debt) of JPMorgan	Market	None
CPTF (Emerging Markets - Fixed Income) of JPMorgan	Market	None

CPTF – Other:

CPTF (Strategic Property) of JPMorgan	Market, Income, Debt Service and Sales Comparison	Credit Spreads, Discount Rate, Loan to Value Ratio, Terminal Capitalization Rate and Value per Square Foot

When valuing Commingled Pension Trust Funds (Equity) JPMorgan uses a market methodology and does not rely on unobservable inputs in those valuations.

The following table sets forth a summary of the changes in the Plan’s level 3 assets for the year ended December 31, 2015:

Level 3 assets, beginning of year	$-
Purchases	2,334
Unrealized gains	336

Level 3 assets, end of year	$2,670

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The major categories of Plan assets measured at fair value on a recurring basis as of December 31 are presented in the following tables (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2015

Cash equivalents:
Foreign currencies	$35	$-	$-	$35
Short term investment funds	-	3,745	-	3,745

Total cash equivalents	35	3,745	-	3,780
Equity securities:
Common stock	13,083	-	-	13,083
Depository receipts	336	-	-	336
Commingled pension trust funds	-	10,557	-	10,557
Exchange traded funds	10,190	-	-	10,190

Total equity securities	23,609	10,557	-	34,166
Fixed income securities:
Collateralized mortgage obligations	-	608	-	608
Commingled pension trust funds	-	17,889	-	17,889
Corporate bonds	-	3,439	-	3,439
FHLMC	-	276	-	276
FNMA	-	1,966	-	1,966
GNMA II	-	384	-	384
Government issues	-	7,180	-	7,180

Total fixed income securities	-	31,742	-	31,742
Other investments:
Commingled pension trust funds – Realty	-	-	2,670	2,670

Total Plan investments	$23,644	$46,044	$2,670	$72,358

At December 31, 2015, the portfolio was managed by two investment firms, with control of the portfolio split approximately 58% and 38% under the control of the investment managers with the remaining 4% under the direct control of the Plan. A portfolio concentration in two of the commingled pension trust funds, an exchange traded fund and a short term investment fund of 11%, 7%, 7% and 5%, respectively, existed at December 31, 2015.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
2014

Cash equivalents:
Foreign currencies	$31	$-	$-	$31
Government issues	-	249	-	249
Short term investment funds	-	6,327	-	6,327

Total cash equivalents	31	6,576	-	6,607
Equity securities:
Common stock	14,732	-	-	14,732
Depository receipts	185	-	-	185
Commingled pension trust funds	-	10,802	-	10,802
Exchange traded funds	10,573	-	-	10,573
Preferred stock	140	-	-	140

Total equity securities	25,630	10,802	-	36,432
Fixed income securities:
Auto loan receivable	-	330	-	330
Collateralized mortgage obligations	-	682	-	682
Commingled pension trust funds	-	21,083	-	21,083
Corporate bonds	-	2,971	-	2,971
FHLMC	-	73	-	73
FNMA	-	1,951	-	1,951
GNMA II	-	123	-	123
Government issues	-	5,139	-	5,139
Other asset backed securities	-	160	-	160
Other securities	-	33	-	33

Total fixed income securities	-	32,545	-	32,545

Total Plan investments	$25,661	$49,923	$-	$75,584

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

Postretirement Benefit Plan

An entity acquired by the Company provided health and dental care benefits to retired employees who met specified age and service requirements through a postretirement health and dental care plan in which both the acquired entity and the retirees shared the cost. The plan provided for substantially the same medical insurance coverage as for active employees until their death and was integrated with Medicare for those retirees aged 65 or older. In 2001, the plan’s eligibility requirements were amended to curtail eligible benefit payments to only retired employees and active employees who had already met the then-applicable age and service requirements under the Plan. In 2003, retirees under age 65 began contributing to health coverage at the same cost-sharing level as that of active employees. Retirees ages 65 or older were offered new Medicare supplemental plans as alternatives to the plan historically offered. The cost sharing of medical coverage was standardized throughout the group of retirees aged 65 or older. In addition, to be consistent with the administration of the Company’s dental plan for active employees, all retirees who continued dental coverage began paying the full monthly premium. The accrued liability included in other liabilities in the consolidated statements of financial condition related to this plan amounted to $107 thousand and $124 thousand as of December 31, 2015 and 2014, respectively. The postretirement expense for the plan that was included in salaries and employee benefits in the consolidated statements of income was not significant for the years ended December 31, 2015, 2014 and 2013. The plan is not funded.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(17.)	EMPLOYEE BENEFIT PLANS (Continued)

The components of accumulated other comprehensive loss related to the defined benefit plan and postretirement benefit plan as of December 31 are summarized below (in thousands):

	2015	2014
Defined benefit plan:
Net actuarial loss	$(17,715)	$(17,747)
Prior service cost	(32)	(52)

	(17,747)	(17,799)

Postretirement benefit plan:
Net actuarial loss	(162)	(186)
Prior service credit	304	372

	142	186

	(17,605)	(17,613)
Deferred tax benefit	6,974	6,977

Amounts included in accumulated other comprehensive loss	$(10,631)	$(10,636)

Changes in plan assets and benefit obligations recognized in other comprehensive income on a pre-tax basis during the years ended December 31 are as follows (in thousands):

	2015	2014
Defined benefit plan:
Net actuarial (loss) gain	$(894)	$(9,669)
Amortization of net loss	926	159
Amortization of prior service cost	20	20

	52	(9,490)

Postretirement benefit plan:
Net actuarial (loss) gain	7	(40)
Amortization of net loss	17	17
Amortization of prior service credit	(68)	(68)

	(44)	(91)

Total recognized in other comprehensive income	$8	$(9,581)

For the year ending December 31, 2016, the estimated net loss and prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost is $955 thousand and $47 thousand, respectively.

Supplemental Executive Retirement Agreements

The Company has non-qualified Supplemental Executive Retirement Agreements (“SERPs”) covering one current and four former executives. The unfunded pension liability related to the SERPs was $2.3 million and $2.2 million at December 31, 2015 and 2014, respectively. SERP expense was $408 thousand, $295 thousand, and $95 thousand for 2015, 2014 and 2013, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

(18.)	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following table presents for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of December 31 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2015

Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$260,863	$-	$260,863
Mortgage-backed securities	-	283,314	-	283,314
Asset-backed securities	-	218	-	218

	$-	$544,395	$-	$544,395

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$1,430	$-	$1,430
Collateral dependent impaired loans	-	-	1,485	1,485
Other assets:
Loan servicing rights	-	-	1,241	1,241
Other real estate owned	-	-	163	163

	$-	$1,430	$2,889	$4,319

2014

Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$-	$160,475	$-	$160,475
Mortgage-backed securities	-	461,788	-	461,788
Asset-backed securities	-	231	-	231

	$-	$622,494	$-	$622,494

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$-	$755	$-	$755
Collateral dependent impaired loans	-	-	2,652	2,652
Other assets:
Loan servicing rights	-	-	1,359	1,359
Other real estate owned	-	-	194	194

	$-	$755	$4,205	$4,960

There were no transfers between Levels 1 and 2 during the years ended December 31, 2015 and 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the years ended December 31, 2015 and 2014.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,485	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 100% discount

Loan servicing rights	$1,241	Discounted cash flow	Discount rate	5.0% (3)
			Constant prepayment rate	12.4% (3)

Other real estate owned	$163	Appraisal of collateral (1)	Appraisal adjustments (2)	9% - 58% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the years ended December 31, 2015 and 2014.

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

December 31, 2015, 2014 and 2013

(18.)	FAIR VALUE MEASUREMENTS (Continued)

The following presents the carrying amount, estimated fair value, and placement in the fair value measurement hierarchy of the Company’s financial instruments as of December 31 (in thousands):

	Level in	2015		2014
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$60,121	$60,121	$58,151	$58,151
Securities available for sale	Level 2	544,395	544,395	622,494	622,494
Securities held to maturity	Level 2	485,717	490,064	294,438	298,695
Loans held for sale	Level 2	1,430	1,430	755	755
Loans	Level 2	2,055,192	2,046,235	1,881,713	1,887,959
Loans (1)	Level 3	1,485	1,485	2,652	2,652
Accrued interest receivable	Level 1	8,609	8,609	8,104	8,104
FHLB and FRB stock	Level 2	19,991	19,991	19,014	19,014

Financial liabilities:
Non-maturity deposits	Level 1	2,093,513	2,093,513	1,857,285	1,857,285
Time deposits	Level 2	637,018	636,159	593,242	593,793
Short-term borrowings	Level 1	293,100	293,100	334,804	334,804
Long-term borrowings	Level 2	38,990	40,313	-	-
Accrued interest payable	Level 1	4,676	4,676	3,862	3,862

(1)	Comprised of collateral dependent impaired loans.

(19.)	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements pertaining only to the Parent are presented below (in thousands).

Condensed Statements of Condition	December 31,
	2015	2014
Assets:
Cash and due from subsidiary	$15,787	$9,559
Investment in and receivables due from subsidiary	318,928	273,237
Other assets	4,451	3,433

Total assets	$339,166	$286,229

Liabilities and shareholders’ equity:
Long-term borrowings, net of issuance costs of $1,010	$38,990	$-
Other liabilities	6,332	6,697
Shareholders’ equity	293,844	279,532

Total liabilities and shareholders’ equity	$339,166	$286,229

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(19.)	PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Income	Years ended December 31,
	2015	2014	2013
Dividends from subsidiary and associated companies	$16,000	$20,920	$15,000
Management and service fees from subsidiary	599	417	368
Other income	1,175	74	71

Total income	17,774	21,411	15,439
Interest expense	1,750	-	-
Operating expenses	3,509	3,437	2,906

Total expense	5,259	3,437	2,906
Income before income tax benefit and equity in undistributed earnings of subsidiary	12,515	17,974	12,533
Income tax benefit	1,814	1,120	1,020

Income before equity in undistributed earnings of subsidiary	14,329	19,094	13,553
Equity in undistributed earnings of subsidiary	14,008	10,261	11,977

Net income	$28,337	$29,355	$25,530

Condensed Statements of Cash Flows	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$28,337	$29,355	$25,530
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(14,008)	(10,261)	(11,977)
Depreciation and amortization	97	48	47
Share-based compensation	674	471	407
(Increase) decrease in other assets	(1,069)	5,661	166
Decrease in other liabilities	(258)	(5,717)	(17)

Net cash provided by operating activities	13,773	19,557	14,156
Cash flows from investing activities:
Capital investment in Five Star Bank	(34,000)	-	-
Net cash paid for acquisition	-	(7,995)	-

Net cash used in investing activities	(34,000)	(7,995)	-
Cash flows from financing activities:
Issuance of long-term debt, net of issuance costs	38,940	-	-
Purchase of preferred and common shares	(202)	(196)	(360)
Proceeds from stock options exercised	359	667	448
Dividends paid	(12,721)	(11,984)	(11,218)
Other	79	-	(118)

Net cash provided by (used in) financing activities	26,455	(11,513)	(11,248)

Net increase in cash and cash equivalents	6,228	49	2,908
Cash and cash equivalents as of beginning of year	9,559	9,510	6,602

Cash and cash equivalents as of end of the year	$15,787	$9,559	$9,510

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

(20.)	SEGMENT REPORTING

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

The following tables present information regarding the Company’s business segments as of and for the periods indicated (in thousands).

	Banking	Insurance	Holding Company and Other	Consolidated Totals
December 31, 2015
Goodwill	$48,536	$11,866	$-	$60,402
Other intangible assets, net	829	5,715	-	6,544
Total assets	3,356,987	20,315	3,722	3,381,024

December 31, 2014
Goodwill	$48,536	$12,617	$-	$61,153
Other intangible assets, net	1,125	6,361	-	7,486
Total assets	3,065,109	20,368	4,044	3,089,521

	Banking	Insurance(1)	Holding Company and Other	Consolidated Totals
Year ended December 31, 2015
Net interest income (expense)	$97,063	$-	$(1,750)	$95,313
Provision for loan losses	(7,381)	-	-	(7,381)
Noninterest income	24,734	4,969	634	30,337
Noninterest expense (2)	(71,599)	(5,426)	(2,368)	(79,393)

Income (loss) before income taxes	42,817	(457)	(3,484)	38,876
Income tax (expense) benefit	(12,230)	(121)	1,812	(10,539)

Net income (loss)	$30,587	$(578)	$(1,672)	$28,337

Year ended December 31, 2014
Net interest income	$93,774	$-	$-	$93,774
Provision for loan losses	(7,789)	-	-	(7,789)
Noninterest income	23,602	2,073	(325)	25,350
Noninterest expense	(67,857)	(1,877)	(2,621)	(72,355)

Income (loss) before income taxes	41,730	196	(2,946)	38,980
Income tax (expense) benefit	(10,735)	(9)	1,119	(9,625)

Net income (loss)	$30,995	$187	$(1,827)	$29,355

(1)	Reflects activity from SDN since August 1, 2014, the date of acquisition.
(2)	Insurance segment includes goodwill impairment of $751 thousand.

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

Management Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal 1 - Election of Directors,” “Business Experience and Qualification of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning the Company’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Board Meetings and Committees” in the 2016 Proxy Statement and is incorporated herein by reference.

Information concerning the Company’s Code of Business Conduct and Ethics is set forth under the caption “Code of Ethics” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

In response to this Item, the information set forth in the 2016 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Management Development and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Management Development and Compensation Committee Report” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth in the 2016 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	102,249	$19.21	424,144
Equity compensation plans not approved by shareholders	-	$-	-

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, the information set forth in the 2016 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board Independence” is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, the information set forth in the 2016 Proxy Statement under the heading “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Financial Institutions, Inc. and subsidiaries under Item 8 “Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K.

(b)	EXHIBITS

The following is a list of all exhibits filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
4.1	Subordinated Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of the Form 8-K, dated April 15, 2015
4.2	First Supplemental Indenture, dated as of April 15, 2015, between Financial Institutions, Inc. and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.2 of the Form 8-K, dated April 15, 2015
4.3	Form of Global Note to represent the 6.00% Fixed-to-Floating Rate Subordinated Notes due April 15, 2030	Incorporated by reference to Exhibit A of Exhibit 4.2 of the Form 8-K, dated April 15, 2015
10.1	1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement
10.2	Amendment Number One to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated July 28, 2006
10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the 1999 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated July 28, 2006
10.4	1999 Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the S-1 Registration Statement
10.5	Amendment to the 1999 Director Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2008, dated March 12, 2009
10.6	2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009
10.7	2009 Directors’ Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 of the Form 10-Q for the quarterly period ended June 30, 2009, dated August 5, 2009
10.8	Form of Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan (LTIP Award)	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated March 1, 2010
10.9	Form of “Service Based” Restricted Stock Award Agreement Pursuant to the 2009 Management Stock Incentive Plan	Incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2011, dated March 9, 2012

Exhibit Number	Description	Location

10.10	Form of 2013 Performance Program Master Agreement	Incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013
10.11	Form of 2013 Performance Program Award Certificate	Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2012, dated March 18, 2013
10.12	Amended and Restated Executive Agreement between Financial Institutions, Inc. and Martin K. Birmingham	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated May 23, 2013
10.13	Executive Agreement between Financial Institutions, Inc. and Kevin B. Klotzbach	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated May 23, 2013
10.14	Executive Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.3 of the Form 8-K, dated May 23, 2013
10.15	Executive Agreement between Financial Institutions, Inc. and Ronald Mitchell McLaughlin	Incorporated by reference to Exhibit 10.4 of the Form 8-K, dated July 5, 2012
10.16	Executive Agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.5 of the Form 8-K, dated July 5, 2012
10.17	Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.2 of the Form 8-K, dated September 26, 2008
10.18	Amendment to Voluntary Retirement Agreement with Ronald A. Miller	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 3, 2010
10.19	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Peter G. Humphrey	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended September 30, 2012, dated November 6, 2012
10.20	Supplemental Executive Retirement Agreement between Financial Institutions, Inc. and Richard J. Harrison	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2014, dated August 5, 2014
10.21	Separation and release agreement between Financial Institutions, Inc. and Kenneth V. Winn	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended September 30, 2014, dated November 4, 2014
10.22	Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.23	Form of Director Annual Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.24	Form of Director “In Lieu of Cash Fees” Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.25	Form of Restricted Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.26	Form of Performance Stock Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
10.27	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.6 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015

Exhibit Number	Description	Location

10.28	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.7 of the Form 10-Q for the quarterly period ended June 30, 2015, dated August 5, 2015
21	Subsidiaries of Financial Institutions, Inc.	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer	Filed Herewith
32	Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

 All material agreements consist of management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

March 8, 2016	By:	/s/ Martin K. Birmingham
Martin K. Birmingham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin K. Birmingham	Director, President and Chief Executive Officer	March 8, 2016
Martin K. Birmingham	(Principal Executive Officer)

/s/ Kevin B. Klotzbach	Executive Vice President and Chief Financial Officer	March 8, 2016
Kevin B. Klotzbach	(Principal Financial Officer)

/s/ Michael D. Grover	Senior Vice President and Chief Accounting Officer	March 8, 2016
Michael D. Grover	(Principal Accounting Officer)

/s/ Karl V. Anderson, Jr.	Director	March 8, 2016
Karl V. Anderson, Jr.

/s/ John E. Benjamin	Director	March 8, 2016
John E. Benjamin

/s/ Andrew W. Dorn, Jr.	Director	March 8, 2016
Andrew W. Dorn, Jr.

/s/ Robert M. Glaser	Director	March 8, 2016
Robert M. Glaser

/s/ Samuel M. Gullo	Director	March 8, 2016
Samuel M. Gullo

/s/ Susan R. Holliday	Director	March 8, 2016
Susan R. Holliday

/s/ Erland E. Kailbourne	Director	March 8, 2016
Erland E. Kailbourne

/s/ Robert N. Latella	Director, Chairman	March 8, 2016
Robert N. Latella

/s/ James L. Robinson	Director	March 8, 2016
James L. Robinson

/s/ James H. Wyckoff	Director	March 8, 2016
James H. Wyckoff