Form 10-Q
period 2016-03-31
FINANCIAL INSTITUTIONS INC
filed 2016-05-06
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 14,498,014 shares of Common Stock, $0.01 par value, outstanding as of April 29, 2016.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$110,944	$60,121
Securities available for sale, at fair value	610,013	544,395
Securities held to maturity, at amortized cost (fair value of $485,863 and $490,064, respectively)	476,283	485,717
Loans held for sale	609	1,430
Loans (net of allowance for loan losses of $27,568 and $27,085, respectively)	2,087,466	2,056,677
Company owned life insurance	61,962	63,045
Premises and equipment, net	40,771	39,445
Goodwill and other intangible assets, net	76,567	66,946
Other assets	51,957	63,248

Total assets	$3,516,572	$3,381,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$617,394	$641,972
Interest-bearing demand	622,443	523,366
Savings and money market	1,042,910	928,175
Time deposits	677,430	637,018

Total deposits	2,960,177	2,730,531
Short-term borrowings	179,200	293,100
Long-term borrowings, net of issuance costs of $992 and $1,010, respectively	39,008	38,990
Other liabilities	24,234	24,559

Total liabilities	3,202,619	3,087,180

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,692,214 and 14,397,509 shares issued, respectively	147	144
Additional paid-in capital	81,010	72,690
Retained earnings	223,290	218,920
Accumulated other comprehensive loss	(4,105)	(11,327)
Treasury stock, at cost – 197,131 and 207,317 shares, respectively	(3,729)	(3,923)

Total shareholders’ equity	313,953	293,844

Total liabilities and shareholders’ equity	$3,516,572	$3,381,024

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$22,057	$20,137
Interest and dividends on investment securities	5,578	4,860

Total interest income	27,635	24,997

Interest expense:
Deposits	1,959	1,620
Short-term borrowings	339	230
Long-term borrowings	618	—

Total interest expense	2,916	1,850

Net interest income	24,719	23,147
Provision for loan losses	2,368	2,741

Net interest income after provision for loan losses	22,351	20,406

Noninterest income:
Service charges on deposits	1,724	1,879
Insurance income	1,672	1,608
ATM and debit card	1,325	1,193
Investment advisory	1,243	487
Company owned life insurance	1,368	467
Investments in limited partnerships	56	474
Loan servicing	116	167
Net gain on sale of loans held for sale	78	69
Net gain on disposal of investment securities	613	1,062
Net gain on disposal of other assets	4	4
Other	1,018	887

Total noninterest income	9,217	8,297

Noninterest expense:
Salaries and employee benefits	11,614	10,223
Occupancy and equipment	3,625	3,699
Professional services	1,447	968
Computer and data processing	804	702
Supplies and postage	594	563
FDIC assessments	436	418
Advertising and promotions	377	239
Other	2,321	2,199

Total noninterest expense	21,218	19,011

Income before income taxes	10,350	9,692
Income tax expense	2,732	2,891

Net income	$7,618	$6,801

Preferred stock dividends	365	365

Net income available to common shareholders	$7,253	$6,436

Earnings per common share (Note 3):
Basic	$0.50	$0.46
Diluted	$0.50	$0.46
Cash dividends declared per common share	$0.20	$0.20
Weighted average common shares outstanding:
Basic	14,395	14,063
Diluted	14,465	14,113

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2016	2015
Net income	$7,618	$6,801
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	7,083	3,261
Pension and post-retirement obligations	139	135

Total other comprehensive income, net of tax	7,222	3,396

Comprehensive income	$14,840	$10,197

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2016 and 2015

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	—	—	—	6,801	—	—	6,801
Other comprehensive income, net of tax	—	—	—	—	3,396	—	3,396
Purchases of common stock for treasury	—	—	—	—	—	(41)	(41)
Share-based compensation plans:
Share-based compensation	—	—	103	—	—	—	103
Stock options exercised	—	—	3	—	—	69	72
Restricted stock awards issued, net	—	—	(874)	—	—	874	—
Excess tax benefit on share-based compensation	—	—	4	—	—	—	4
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.20 per share	—	—	—	(2,813)	—	—	(2,813)

Balance at March 31, 2015	$17,340	$144	$72,191	$206,935	$(5,615)	$(4,306)	$286,689

Balance at January 1, 2016	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	—	—	—	7,618	—	—	7,618
Other comprehensive income, net of tax	—	—	—	—	7,222	—	7,222
Common stock issued	—	3	8,097	—	—	—	8,100
Share-based compensation plans:
Share-based compensation	—	—	129	—	—	—	129
Stock options exercised	—	—	2	—	—	286	288
Restricted stock awards forfeited	—	—	92	—	—	(92)	—
Cash dividends declared:
Series A 3% Preferred-$0.75 per share	—	—	—	(1)	—	—	(1)
Series B-1 8.48% Preferred-$2.12 per share	—	—	—	(364)	—	—	(364)
Common-$0.20 per share	—	—	—	(2,883)	—	—	(2,883)

Balance at March 31, 2016	$17,340	$147	$81,010	$223,290	$(4,105)	$(3,729)	$313,953

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,618	$6,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,487	1,326
Net amortization of premiums on securities	714	743
Provision for loan losses	2,368	2,741
Share-based compensation	129	103
Deferred income tax expense	131	582
Proceeds from sale of loans held for sale	4,144	3,366
Originations of loans held for sale	(3,245)	(3,198)
Income on company owned life insurance	(1,368)	(467)
Net gain on sale of loans held for sale	(78)	(69)
Net gain on disposal of investment securities	(613)	(1,062)
Net gain on sale and disposal of other assets	(4)	(4)
Decrease in other assets	5,804	7,702
Decrease in other liabilities	(127)	(627)

Net cash provided by operating activities	16,960	17,937

Cash flows from investing activities:
Purchases of available for sale securities	(119,597)	(78,405)
Purchases of held to maturity securities	(3,612)	(11,024)
Proceeds from principal payments, maturities and calls on available for sale securities	48,280	38,073
Proceeds from principal payments, maturities and calls on held to maturity securities	12,381	5,048
Proceeds from sales of securities available for sale	17,627	29,508
Net loan originations	(33,297)	(14,190)
Proceeds from company owned life insurance, net of purchases	2,451	(7)
Proceeds from sales of other assets	109	109
Purchases of premises and equipment	(2,460)	(1,024)
Cash consideration paid for acquisition, net of cash acquired	(868)	—

Net cash used in investing activities	(78,986)	(31,912)

Cash flows from financing activities:
Net increase in deposits	229,646	254,168
Net decrease in short-term borrowings	(113,900)	(159,231)
Purchase of common stock for treasury	—	(41)
Proceeds from stock options exercised	288	72
Excess tax benefit on share-based compensation, net	—	4
Cash dividends paid to common and preferred shareholders	(3,185)	(3,176)

Net cash provided by financing activities	112,849	91,796

Net increase in cash and cash equivalents	50,823	77,821
Cash and cash equivalents, beginning of period	60,121	58,151

Cash and cash equivalents, end of period	$110,944	$135,972

Supplemental information:
Cash paid for interest	$2,096	$1,473
Cash paid for income taxes	500	—
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	140	51
Accrued and declared unpaid dividends	3,248	3,178
(Decrease) increase in net unsettled security purchases	(170)	6,222
Common stock issued for acquisition	8,100	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	4,848	—
Fair value of liabilities assumed	1,845	—

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., (the “Company”) is a financial holding company organized in 1931 under the laws of New York State. The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“Scott Danahy Naylon”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Scott Danahy Naylon provides a broad range of insurance services to personal and business clients across 44 states. Acquired on January 5, 2016, Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

Basis of Presentation

The consolidated financial statements include the accounts of Financial Institutions, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated statements of financial condition, income, comprehensive income, changes in shareholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Prior years’ consolidated financial statements are re-classified whenever necessary to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued and determined there were no material recognizable subsequent events.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The Company continues to assess the potential impact of ASU 2014-09 on its accounting and disclosures.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BUSINESS COMBINATIONS

Courier Capital Acquisition

On January 5, 2016, the Company completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included $2.8 million of potential future payments of stock and $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used by Courier Capital for total cash considerations of $1.3 million. As a result of the acquisition, the Company recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill is not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. Due to the timing of the closing of the acquisition, the fair values of other intangibles recorded are subject to adjustment as additional information becomes available to indicate a more accurate or appropriate fair value for the intangibles during the measurement period, which is not to exceed one year from the acquisition date. The following table presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values.

Cash	$50
Identified intangible assets	3,928
Premises and equipment, accounts receivable and other assets	870
Deferred tax liability	(1,797)
Other liabilities	(48)

Net assets acquired	$3,003

The amounts assigned to goodwill and other intangible assets for the Courier Capital acquisition are as follows:

	Amount allocated	Useful life (in years)
Goodwill	$6,015	n/a
Other intangible assets – customer relationships	3,900	20
Other intangible assets – other	28	5

	$9,943

(3.) EARNINGS PER COMMON SHARE (“EPS”)

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS (in thousands, except per share amounts).

	Three months ended March 31,
	2016	2015
Net income available to common shareholders	$7,253	$6,436
Weighted average common shares outstanding:
Total shares issued	14,679	14,397
Unvested restricted stock awards	(79)	(74)
Treasury shares	(205)	(260)

Total basic weighted average common shares outstanding	14,395	14,063
Incremental shares from assumed:
Exercise of stock options	27	22
Vesting of restricted stock awards	43	28

Total diluted weighted average common shares outstanding	14,465	14,113
Basic earnings per common share	$0.50	$0.46

Diluted earnings per common share	$0.50	$0.46

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$235,964	$5,506	$7	$241,463
Mortgage-backed securities:
Federal National Mortgage Association	293,220	4,312	53	297,479
Federal Home Loan Mortgage Corporation	28,019	535	28	28,526
Government National Mortgage Association	18,302	664	12	18,954
Collateralized mortgage obligations:
Federal National Mortgage Association	16,986	394	—	17,380
Federal Home Loan Mortgage Corporation	5,165	90	—	5,255
Privately issued	—	777	—	777

Total mortgage-backed securities	361,692	6,772	93	368,371
Asset-backed securities	—	179	—	179

Total available for sale securities	$597,656	$12,457	$100	$610,013

Securities held to maturity:
State and political subdivisions	291,934	8,544	1	300,477
Mortgage-backed securities:
Federal National Mortgage Association	9,190	152	2	9,340
Government National Mortgage Association	26,365	204	41	26,528
Collateralized mortgage obligations:
Federal National Mortgage Association	54,281	227	15	54,493
Federal Home Loan Mortgage Corporation	77,407	467	5	77,869
Government National Mortgage Association	17,106	57	7	17,156

Total mortgage-backed securities	184,349	1,107	70	185,386

Total held to maturity securities	$476,283	$9,651	$71	$485,863

December 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$260,748	$1,164	$1,049	$260,863
Mortgage-backed securities:
Federal National Mortgage Association	209,671	1,092	2,333	208,430
Federal Home Loan Mortgage Corporation	24,564	282	194	24,652
Government National Mortgage Association	26,465	943	4	27,404
Collateralized mortgage obligations:
Federal National Mortgage Association	16,998	90	154	16,934
Federal Home Loan Mortgage Corporation	5,175	1	91	5,085
Privately issued	—	809	—	809

Total mortgage-backed securities	282,873	3,217	2,776	283,314
Asset-backed securities	—	218	—	218

Total available for sale securities	$543,621	$4,599	$3,825	$544,395

Securities held to maturity:
State and political subdivisions	294,423	6,562	4	300,981
Mortgage-backed securities:
Federal National Mortgage Association	9,242	14	79	9,177
Government National Mortgage Association	25,607	33	159	25,481
Collateralized mortgage obligations:
Federal National Mortgage Association	56,791	—	818	55,973
Federal Home Loan Mortgage Corporation	80,570	—	1,120	79,450
Government National Mortgage Association	19,084	19	101	19,002

Total mortgage-backed securities	191,294	66	2,277	189,083

Total held to maturity securities	$485,717	$6,628	$2,281	$490,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Investment securities with a total fair value of $908.8 million at March 31, 2016 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Proceeds from sales	$17,627	$29,508
Gross realized gains	613	1,073
Gross realized losses	—	11

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2016 are shown below (in thousands). Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$5,101	$5,137
Due from one to five years	179,535	182,050
Due after five years through ten years	300,883	308,638
Due after ten years	112,137	114,188

	$597,656	$610,013

Debt securities held to maturity:
Due in one year or less	$20,934	$20,987
Due from one to five years	174,277	178,726
Due after five years through ten years	111,349	115,419
Due after ten years	169,723	170,731

	$476,283	$485,863

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$391	$1	$7,482	$6	$7,873	$7
Mortgage-backed securities:
Federal National Mortgage Association	12,098	3	15,781	50	27,879	53
Federal Home Loan Mortgage Corporation	—	—	4,258	28	4,258	28
Government National Mortgage Association	1,332	12	—	—	1,332	12

Total mortgage-backed securities	13,430	15	20,039	78	33,469	93

Total available for sale securities	13,821	16	27,521	84	41,342	100

Securities held to maturity:
State and political subdivisions	2,477	1	—	—	2,477	1
Mortgage-backed securities:
Federal National Mortgage Association	1,362	2	—	—	1,362	2
Government National Mortgage Association	4,225	12	3,773	29	7,998	41
Collateralized mortgage obligations:
Federal National Mortgage Association	6,895	15	—	—	6,895	15
Federal Home Loan Mortgage Corporation	5,100	5	—	—	5,100	5
Government National Mortgage Association	3,366	7	—	—	3,366	7

Total mortgage-backed securities	20,948	41	3,773	29	24,721	70

Total held to maturity securities	23,425	42	3,773	29	27,198	71

Total temporarily impaired securities	$37,246	$58	$31,294	$113	$68,540	$171

December 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$82,298	$735	$26,302	$314	$108,600	$1,049
Mortgage-backed securities:
Federal National Mortgage Association	123,774	2,134	9,562	199	133,336	2,333
Federal Home Loan Mortgage Corporation	12,660	194	—	—	12,660	194
Government National Mortgage Association	1,405	4	—	—	1,405	4
Collateralized mortgage obligations:
Federal National Mortgage Association	7,778	154	—	—	7,778	154
Federal Home Loan Mortgage Corporation	4,998	91	—	—	4,998	91

Total mortgage-backed securities	150,615	2,577	9,562	199	160,177	2,776

Total available for sale securities	232,913	3,312	35,864	513	268,777	3,825

Securities held to maturity:
State and political subdivisions	3,075	4	—	—	3,075	4
Mortgage-backed securities:
Federal National Mortgage Association	5,666	79	—	—	5,666	79
Government National Mortgage Association	8,790	159	—	—	8,790	159
Collateralized mortgage obligations:
Federal National Mortgage Association	55,973	818	—	—	55,973	818
Federal Home Loan Mortgage Corporation	79,323	1,120	—	—	79,323	1,120
Government National Mortgage Association	14,559	101	—	—	14,559	101

Total mortgage-backed securities	164,311	2,277	—	—	164,311	2,277

Total held to maturity securities	167,386	2,281	—	—	167,386	2,281

Total temporarily impaired securities	$400,299	$5,593	$35,864	$513	$436,163	$6,106

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2016 was 45 compared to 152 at December 31, 2015. At March 31, 2016, the Company had positions in 13 investment securities with a fair value of $31.3 million and a total unrealized loss of $113 thousand that have been in a continuous unrealized loss position for more than 12 months. At March 31, 2016, there were a total of 32 securities positions in the Company’s investment portfolio with a fair value of $37.2 million and a total unrealized loss of $58 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2015, the Company had positions in 10 investment securities with a fair value of $35.9 million and a total unrealized loss of $513 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2015, there were a total of 142 securities positions in the Company’s investment portfolio with a fair value of $400.3 million and a total unrealized loss of $5.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the three months ended March 31, 2016 and 2015.

Based on management’s review and evaluation of the Company’s debt securities as of March 31, 2016, the debt securities with unrealized losses were not considered to be other-than-temporarily impaired. As of March 31, 2016, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of March 31, 2016, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
March 31, 2016
Commercial business	$317,420	$356	$317,776
Commercial mortgage	591,800	(1,484)	590,316
Residential real estate loans	377,406	5,098	382,504
Residential real estate lines	123,894	2,632	126,526
Consumer indirect	655,348	24,498	679,846
Other consumer	17,889	177	18,066

Total	$2,083,757	$31,277	2,115,034

Allowance for loan losses			(27,568)

Total loans, net			$2,087,466

December 31, 2015
Commercial business	$313,475	$283	$313,758
Commercial mortgage	567,481	(1,380)	566,101
Residential real estate loans	376,023	5,051	381,074
Residential real estate lines	124,766	2,581	127,347
Consumer indirect	652,494	24,446	676,940
Other consumer	18,361	181	18,542

Total	$2,052,600	$31,162	2,083,762

Allowance for loan losses			(27,085)

Total loans, net			$2,056,677

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $609 thousand and $1.4 million as of March 31, 2016 and December 31, 2015, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2016
Commercial business	$94	$2	$—	$96	$4,056	$313,268	$317,420
Commercial mortgage	53	—	—	53	1,781	589,966	591,800
Residential real estate loans	515	22	—	537	1,601	375,268	377,406
Residential real estate lines	151	43	—	194	165	123,535	123,894
Consumer indirect	1,296	267	—	1,563	943	652,842	655,348
Other consumer	52	17	9	78	12	17,799	17,889

Total loans, gross	$2,161	$351	$9	$2,521	$8,558	$2,072,678	$2,083,757

December 31, 2015
Commercial business	$321	$612	$—	$933	$3,922	$308,620	$313,475
Commercial mortgage	68	146	—	214	947	566,320	567,481
Residential real estate loans	723	395	—	1,118	1,848	373,057	376,023
Residential real estate lines	199	34	—	233	235	124,298	124,766
Consumer indirect	1,975	286	—	2,261	1,467	648,766	652,494
Other consumer	98	13	8	119	13	18,229	18,361

Total loans, gross	$3,384	$1,486	$8	$4,878	$8,432	$2,039,290	$2,052,600

There were no loans past due greater than 90 days and still accruing interest as of March 31, 2016 and December 31, 2015. There were $9 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of March 31, 2016 and December 31, 2015, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the quarterly periods indicated (dollars in thousands).

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2016
Commercial business	2	$312	$312
Commercial mortgage	1	550	550

Total	3	$862	$862

March 31, 2015
Commercial business	—	$—	$—
Commercial mortgage	1	682	330

Total	1	$682	$330

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the three month periods ended March 31, 2016 and 2015 were previously reported as an impaired loan prior to restructuring. Each of the loans restructured during the three months ended March 31, 2016 and 2015 were on nonaccrual status at the end of the respective period. The modifications related to collateral concessions. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classifications did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the three months ended March 31, 2016 or 2015. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2016
With no related allowance recorded:
Commercial business	$2,130	$2,710	$—	$1,516	$—
Commercial mortgage	1,349	1,697	—	1,018	—

	3,479	4,407	—	2,534	—
With an allowance recorded:
Commercial business	1,926	1,926	825	2,339	—
Commercial mortgage	432	432	127	114	—

	2,358	2,358	952	2,453	—

	$5,837	$6,765	$952	$4,987	$—

December 31, 2015
With no related allowance recorded:
Commercial business	$1,441	$1,810	$—	$1,352	$—
Commercial mortgage	937	1,285	—	1,013	—

	2,378	3,095	—	2,365	—
With an allowance recorded:
Commercial business	2,481	2,481	996	1,946	—
Commercial mortgage	10	10	10	449	—

	2,491	2,491	1,006	2,395	—

	$4,869	$5,586	$1,006	$4,760	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
March 31, 2016
Uncriticized	$303,114	$576,742
Special mention	5,643	8,580
Substandard	8,663	6,478
Doubtful	—	—

Total	$317,420	$591,800

December 31, 2015
Uncriticized	$298,413	$551,603
Special mention	4,916	9,015
Substandard	10,146	6,863
Doubtful	—	—

Total	$313,475	$567,481

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
March 31, 2016
Performing	$375,805	$123,729	$654,405	$17,868
Non-performing	1,601	165	943	21

Total	$377,406	$123,894	$655,348	$17,889

December 31, 2015
Performing	$374,175	$124,531	$651,027	$18,340
Non-performing	1,848	235	1,467	21

Total	$376,023	$124,766	$652,494	$18,361

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

The following tables set forth the changes in the allowance for loan losses for the three month periods ended as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
March 31, 2016
Allowance for loan losses:
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	602	4	46	4	2,498	157	3,311
Recoveries	100	5	25	4	1,170	122	1,426
Provision	398	687	58	—	1,167	58	2,368

Ending balance	$5,436	$9,715	$1,384	$345	$10,297	$391	$27,568

Evaluated for impairment:
Individually	$791	$120	$—	$—	$—	$—	$911

Collectively	$4,645	$9,595	$1,384	$345	$10,297	$391	$26,657

Loans:
Ending balance	$317,420	$591,800	$377,406	$123,894	$655,348	$17,889	$2,083,757

Evaluated for impairment:
Individually	$3,924	$1,730	$—	$—	$—	$—	$5,654

Collectively	$313,496	$590,070	$377,406	$123,894	$655,348	$17,889	$2,078,103

March 31, 2015
Allowance for loan losses:
Beginning balance	$5,621	$8,122	$1,620	$435	$11,383	$456	$27,637
Charge-offs	1,141	609	139	—	2,422	259	4,570
Recoveries	48	89	41	2	1,105	98	1,383
Provision (credit)	867	554	64	(35)	1,139	152	2,741

Ending balance	$5,395	$8,156	$1,586	$402	$11,205	$447	$27,191

Evaluated for impairment:
Individually	$1,120	$817	$—	$—	$—	$—	$1,937

Collectively	$4,275	$7,339	$1,586	$402	$11,205	$447	$25,254

Loans:
Ending balance	$277,427	$480,479	$351,088	$126,832	$637,380	$19,184	$1,892,390

Evaluated for impairment:
Individually	$4,587	$3,411	$—	$—	$—	$—	$7,998

Collectively	$272,840	$477,068	$351,088	$126,832	$637,380	$19,184	$1,884,392

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Residential real estate loans (comprised of conventional mortgages and home equity loans) and Residential real estate lines (comprised of home equity lines) are generally made on the basis of the borrower’s ability to make repayment from his or her employment and other income, but are secured by real property whose value tends to be more easily ascertainable. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral.

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

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $66.4 and $60.4 million as of March 31, 2016 and December 31, 2015, respectively. The Company performs a goodwill impairment test on an annual basis or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2015	$48,536	$11,866	$60,402
Acquisition	—	6,015	6,015

Balance, March 31, 2016	$48,536	$17,881	$66,417

Goodwill and other intangible assets added during the period relates to the Courier Capital acquisition, which was completed on January 5, 2016. See Note 2 – Business Combinations for additional information.

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Other intangibles assets:
Gross carrying amount	$12,610	$8,682
Accumulated amortization	(2,460)	(2,138)

Net book value	$10,150	$6,544

Amortization expense for total other intangible assets was $322 thousand and $243 thousand for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the estimated amortization expense of other intangible assets for the remainder of 2016 and each of the next five years is as follows (in thousands):

2016 (remainder of year)	$927
2017	1,144
2018	1,035
2019	937
2020	840
2021	738

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the three month periods ended March 31, 2016 and 2015:

	Outstanding	Treasury	Issued
March 31, 2016
Shares outstanding at December 31, 2015	14,190,192	207,317	14,397,509
Common stock issued for acquisition	294,705	—	294,705
Restricted stock awards forfeited	(4,914)	4,914	—
Stock options exercised	15,100	(15,100)	—

Shares outstanding at March 31, 2016	14,495,083	197,131	14,692,214

March 31, 2015
Shares outstanding at December 31, 2014	14,118,048	279,461	14,397,509
Restricted stock awards issued	49,084	(49,084)	—
Restricted stock awards forfeited	(2,271)	2,271	—
Stock options exercised	3,722	(3,722)	—
Treasury stock purchases	(1,791)	1,791	—

Shares outstanding at March 31, 2015	14,166,792	230,717	14,397,509

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive income for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
March 31, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$12,196	$4,706	$7,490
Reclassification adjustment for net gains included in net income (1)	(662)	(255)	(407)

Total securities available for sale and transferred securities	11,534	4,451	7,083
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	239	93	146

Total pension and post-retirement obligations	227	88	139

Other comprehensive income	$11,761	$4,539	$7,222

March 31, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,396	$2,436	$3,960
Reclassification adjustment for net gains included in net income (1)	(1,139)	(440)	(699)

Total securities available for sale and transferred securities	5,257	1,996	3,261
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	236	94	142

Total pension and post-retirement obligations	224	89	135

Other comprehensive income	$5,481	$2,085	$3,396

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Activity in accumulated other comprehensive loss, net of tax, for the three month periods ended March 31, 2016 and 2015 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
March 31, 2016
Balance at beginning of year	$(696)	$(10,631)	$(11,327)
Other comprehensive income before reclassifications	7,490	—	7,490
Amounts reclassified from accumulated other comprehensive loss	(407)	139	(268)

Net current period other comprehensive income	7,083	139	7,222

Balance at end of period	$6,387	$(10,492)	$(4,105)

March 31, 2015
Balance at beginning of year	$1,625	$(10,636)	$(9,011)
Other comprehensive income before reclassifications	3,960	—	3,960
Amounts reclassified from accumulated other comprehensive loss	(699)	135	(564)

Net current period other comprehensive income	3,261	135	3,396

Balance at end of period	$4,886	$(10,501)	$(5,615)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended March 31, 2016 and 2015 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended March 31,
	2016	2015
Realized gain on sale of investment securities	$613	$1,062	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	49	77	Interest income

	662	1,139	Total before tax
	(255)	(440)	Income tax expense

	407	699	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	12	12	Salaries and employee benefits
Net actuarial losses (1)	(239)	(236)	Salaries and employee benefits

	(227)	(224)	Total before tax
	88	89	Income tax benefit

	(139)	(135)	Net of tax

Total reclassified for the period	$268	$564

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Company’s Board of Directors, or the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the first quarter of 2016.

		Weighted
		Average
	Number of	Per Share
	Underlying	Grant Date
	Shares	Fair Value
RSUs	14,500	$24.21
PSUs	24,084	22.94

The grant-date fair value for the RSUs granted during the three month period ended March 31, 2016 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The number of PSUs that ultimately vest is contingent on achieving specified EPS targets and specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrifts Index. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2016. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2018. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 24, 2019 assuming the recipient’s continuous service to the Company.

The grant-date fair value for the EPS portion of the PSUs granted during the three month period ended March 31, 2016 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The grant-date fair value of the TSR portion of the PSUs granted during the three month period ended March 31, 2016 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.88%, (iii) expected dividend yield of 2.99% and (iv) expected stock price volatility over the expected term of the TSR award of 24.3%.

The Company previously granted restricted stock awards to certain members of management. There were no restricted stock awards granted during the quarter ended March 31, 2016. The following is a summary of restricted stock award activity for the three month period ended March 31, 2016:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	82,908	$17.23
Forfeited	(4,914)	22.69

Outstanding at end of period	77,994	$16.89

At March 31, 2016, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $1.5 million. This cost is expected to be recognized over a weighted-average period of 2.4 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2016 or 2015. The following is a summary of stock option activity for the three months ended March 31, 2016 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	102,249	$19.21
Exercised	(15,100)	19.03
Expired	—

Outstanding and exercisable at end of period	87,149	$19.24	1.2	$856

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the three months ended March 31, 2016 and 2015 was $126 thousand and $13 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the three months ended March 31, 2016 and 2015 was $288 thousand and $72 thousand, respectively.

The Company amortizes the expense related to stock-based compensation awards over the vesting period. Share-based compensation expense is recorded as a component of salaries and employee benefits in the consolidated statements of income for awards granted to management and as a component of other noninterest expense for awards granted to directors. The share-based compensation expense included in the consolidated statements of income is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Salaries and employee benefits	$98	$78
Other noninterest expense	31	25

Total share-based compensation expense	$129	$103

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Service cost	$721	$581
Interest cost on projected benefit obligation	601	583
Expected return on plan assets	(1,150)	(1,205)
Amortization of prior service credit	(12)	(12)
Amortization of net actuarial losses	239	236

Net periodic benefit expense	$399	$183

The net periodic benefit expense is recorded as a component of salaries and employee benefits in the consolidated statements of income. The Company’s funding policy is to contribute, at a minimum, an actuarially determined amount that will satisfy the minimum funding requirements determined under the appropriate sections of the Internal Revenue Code. The Company has no minimum required contribution for the 2016 fiscal year.

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

Off-balance sheet commitments consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$521,912	$514,818
Standby letters of credit	10,892	11,746

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $826 thousand and $1.3 million at March 31, 2016 and December 31, 2015, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$241,463	$—	$241,463
Mortgage-backed securities	—	368,371	—	368,371
Asset-backed securities	—	179	—	179

	$—	$610,013	$—	$610,013

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$609	$—	$609
Collateral dependent impaired loans	—	—	1,263	1,263
Other assets:
Loan servicing rights	—	—	1,222	1,222
Other real estate owned	—	—	187	187

	$—	$609	$2,672	$3,281

December 31, 2015
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$260,863	$—	$260,863
Mortgage-backed securities	—	283,314	—	283,314
Asset-backed securities	—	218	—	218

	$—	$544,395	$—	$544,395

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,430	$—	$1,430
Collateral dependent impaired loans	—	—	1,485	1,485
Other assets:
Loan servicing rights	—	—	1,241	1,241
Other real estate owned	—	—	163	163

	$—	$1,430	$2,889	$4,319

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016 and 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month periods ended March 31, 2016 and 2015.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,263	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 50% discount
Loan servicing rights	1,222	Discounted cash flow	Discount rate	4.7% (3)
			Constant prepayment rate	14.9% (3)
Other real estate owned	187	Appraisal of collateral (1)	Appraisal adjustments (2)	39% - 48% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the three months ended March 31, 2016.

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

	Level in	March 31, 2016		December 31, 2015
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$110,944	$110,944	$60,121	$60,121
Securities available for sale	Level 2	610,013	610,013	544,395	544,395
Securities held to maturity	Level 2	476,283	485,863	485,717	490,064
Loans held for sale	Level 2	609	609	1,430	1,430
Loans	Level 2	2,086,203	2,092,237	2,055,192	2,046,235
Loans (1)	Level 3	1,263	1,263	1,485	1,485
Accrued interest receivable	Level 1	10,181	10,181	8,609	8,609
FHLB and FRB stock	Level 2	14,865	14,865	19,991	19,991
Financial liabilities:
Non-maturity deposits	Level 1	2,282,747	2,282,747	2,093,513	2,093,513
Time deposits	Level 2	677,430	674,410	637,018	636,159
Short-term borrowings	Level 1	179,200	179,200	293,100	293,100
Long-term borrowings	Level 2	39,008	37,566	38,990	40,313
Accrued interest payable	Level 1	5,495	5,495	4,676	4,676

(1)	Comprised of collateral dependent impaired loans.

(13.) SEGMENT REPORTING

The Company has two reportable segments: Banking and Non-Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available.

The banking segment includes all of the Company’s retail and commercial banking operations. The non-banking segment includes the activities of Scott Danahy Naylon, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital, an investment advisor and wealth management firm that provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company operated as two business segments (banking and insurance) until the acquisition of Courier Capital on January 5, 2016, at which time the insurance segment was re-named non-banking to consider the inclusion of Courier Capital which has similar products, services and reporting, as noted above. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) SEGMENT REPORTING (Continued)

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
March 31, 2016
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	762	9,388	—	10,150
Total assets	3,484,886	31,545	141	3,516,572
December 31, 2015
Goodwill	$48,536	$11,866	$—	$60,402
Other intangible assets, net	829	5,715	—	6,544
Total assets	3,356,987	20,315	3,722	3,381,024

	Banking	Non-Banking(1)	Holding Company and Other	Consolidated Totals
Three months ended March 31, 2016
Net interest income (expense)	$25,337	$—	$(618)	$24,719
Provision for loan losses	(2,368)	—	—	(2,368)
Noninterest income	6,863	2,484	(130)	9,217
Noninterest expense	(18,345)	(1,806)	(1,067)	(21,218)

Income (loss) before income taxes	11,487	678	(1,815)	10,350
Income tax (expense) benefit	(3,101)	(264)	633	(2,732)

Net income (loss)	$8,386	$414	$(1,182)	$7,618

Three months ended March 31, 2015
Net interest income	$23,147	$—	$—	$23,147
Provision for loan losses	(2,741)	—	—	(2,741)
Noninterest income	6,831	1,593	(127)	8,297
Noninterest expense	(17,279)	(1,187)	(545)	(19,011)

Income (loss) before income taxes	9,958	406	(672)	9,692
Income tax (expense) benefit	(2,949)	(159)	217	(2,891)

Net income (loss)	$7,009	$247	$(455)	$6,801

(1)	Includes activity from Courier Capital since January 5, 2016, the date of acquisition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

FORWARD LOOKING INFORMATION

Statements and financial analysis contained in this document that are based on other than historical data are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•	statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Financial Institutions, Inc. (the “Parent”) and our subsidiaries (together, the “Company,” “we,” “our” or “us”); and

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this document and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;

•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;

•	Our inability to successfully implement our growth strategies;

•	We are subject to environmental liability risk associated with our lending activities;

•	Commercial real estate and business loans increase our exposure to credit risks;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;

•	Any future FDIC insurance premium increases may adversely affect our earnings;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;

•	Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general;

•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;

•	We face competition in staying current with technological changes to compete and meet customer demands;

•	We rely on other companies to provide key components of our business infrastructure;

•	We use financial models for business planning purposes that may not adequately predict future results;

•	We may not be able to attract and retain skilled people;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	The fiscal and monetary policies of the federal government and its agencies have a significant impact on our earnings;

•	The soundness of other financial institutions could adversely affect us;

•	The value of our goodwill and other intangible assets may decline in the future;

•	The current proxy contest for the election of directors at our annual meeting could cause us to incur costs in excess of our current estimates and negatively affect our business;

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	We may not pay or may reduce the dividends on our common stock;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and

•	The market price of our common stock may fluctuate significantly in response to a number of factors.

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

GENERAL

Financial Institutions, Inc. (the “Parent”) is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“Scott Danahy Naylon”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern Pennsylvania. Scott Danahy Naylon provides a broad range of insurance services to personal and business clients across 44 states. Courier Capital, which we acquired on January 5, 2016, provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of individuals, municipalities and businesses of the local communities surrounding our primary service areas. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad based banking relationships. Our core customers are primarily small to medium-sized businesses, individuals and community organizations, which prefer to build banking, insurance and wealth management relationships with a community bank that combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2016 First Quarter Results

Net income increased $817 thousand or 12% to $7.6 million for the first quarter of 2016 compared to $6.8 million for the first quarter of 2015. Net income available to common shareholders for the first quarter of 2016 was $7.3 million, or $0.50 per diluted share, compared with $6.4 million, or $0.46 per diluted share, for the first quarter of last year. Return on average equity was 9.91% and return on average assets was 0.90% for the first quarter of 2016 compared to 9.68% and 0.89%, respectively, for the first quarter of 2015.

Net interest income totaled $24.7 million in the first quarter 2016, up from $23.1 million in the first quarter 2015. Average earning assets were up $313.1 million, led by a $193.4 million increase in average loans in the first quarter of 2016 compared to the same quarter in 2015. The growth in earning assets was offset by a lower net interest margin. First quarter 2016 net interest margin was 3.27%, a decrease of 16 basis points from 3.43% reported in the first quarter of 2015.

The provision for loans losses was $2.4 million in the first quarter of 2016 compared to $2.7 million in the first quarter of 2015. Net charge-offs during the recent quarter were $1.9 million, down from $3.2 million in the first quarter of 2015. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.36% during the first three months of 2016 compared with 0.68% in the first quarter of 2015. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decreases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $9.2 million in the first quarter of 2016, compared to $8.3 million in the first quarter of 2015. Included in these totals are net gains realized from the sale of investment securities totaling $613 thousand for the first quarter of 2016 and $1.1 million for the first quarter of 2015. Also, included in company owned life insurance for the first quarter of 2016 is $911 thousand of death benefit proceeds. Exclusive of those items, noninterest income was $7.7 million in the first quarter of 2016 and $7.2 million in the first quarter of 2015. The higher noninterest income in the first quarter 2016 compared to the first quarter 2015 is primarily a result of the investment advisory income from Courier Capital.

Noninterest expense in the first quarter of 2016 totaled $21.2 million compared with $19.0 million in the first quarter of 2015. The increase in noninterest expense was largely due to higher salaries and employee benefits reflecting the addition of Courier Capital and an increase in professional services associated with responding to the demands of an activist shareholder.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 9.83%, and 13.39%, respectively, for the first quarter of 2016. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

Courier Capital Acquisition

On January 5, 2016, we completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included $2.8 million of potential future payments of stock and $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used by Courier Capital for total cash considerations of $1.3 million. As a result of the acquisition, we recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill is not expected to be deductible for income tax purposes. Courier Capital now operates as a subsidiary of Financial Institutions, Inc. and an affiliate of Five Star Bank and Scott Danahy Naylon.

We expect to realize the following benefits from this acquisition:

•	Grow and diversify our noninterest income by offering investment advisory services

•	Further increase revenue by cross-selling between our banking, insurance and wealth management lines of business

•	Retain capable management with extensive experience in the investment advisory and wealth management industry

•	Improve our presence and brand recognition in the Buffalo marketplace

•	Provide access to a new customer base in our target expansion markets of Rochester and Buffalo

MANAGEMENT’S DISCUSSION AND ANALYSIS

2016 Outlook

We began 2016 in a strong financial condition and with positive momentum. We expect net interest income to increase in 2016. We anticipate an increase in earning assets as we remain focused on loan growth, which will be primarily funded through deposit gathering. However, the benefit to net interest income from increased earning assets is expected to be partially offset by slight downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment and flattening of the yield curve, while the opportunity for deposit repricing remains limited.

We expect our commercial loan portfolio to grow in a manner consistent with our strategic initiatives and continued support of middle market small business lending. Automobile loan originations remained strong through the first quarter of 2016, reflecting the positive impact from our investment in automotive dealer relationships. The residential real estate portfolio, which includes both first and junior lien residential real estate related products, is expected to increase as we remain focused on the customer experience and our convenient application process.

We anticipate the increase in total loans will modestly outpace growth in total deposits. This anticipated outcome reflects our continued focus on targeting loyal relationship-based deposit customers rather than those that are more price sensitive. We expect to continue managing our overall cost of funds using short-term borrowings, as well as our continued shift in mix of deposits towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income during 2016 is expected to be higher than 2015, reflecting our continued efforts to increase both account and transaction-based fee income, coupled with the benefit of revenue from our fee-based subsidiaries, Scott Danahy Naylon and Courier Capital. We anticipate that the results of these efforts will further reduce our reliance on traditional spread-based net interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Noninterest expense is expected to increase with the addition of Courier Capital, coupled with higher salaries and benefits costs associated with our expansion initiatives, including the opening of our second financial solution center in Rochester, New York. We also expect to incur approximately $1.8 million of additional out-of-pocket expenses associated with the current proxy contest, of which approximately $360 thousand was incurred in the first quarter of 2016. Otherwise, we remain committed to diligent expense control and have implemented several initiatives designed to reduce operating expenses late in the first quarter of 2016. We expect those savings to be reflected beginning in the second quarter.

We do not expect significant changes in overall asset quality and allowance measurements.

The effective tax rate for 2016 is expected to be slightly higher than it was in 2015, as the lower effective tax rate in 2015 was partly driven by historic tax credits claimed in 2015. However, our 2016 effective tax rate will continue to reflect the positive impacts of tax-exempt income (including the $911 thousand of non-taxable company owned life death benefit proceeds received in the first quarter of 2016), tax advantaged investments, the formation of our real estate investment trust in early 2014 and benefits from New York State tax law changes that began going into effect during 2015.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest income per consolidated statements of income	$27,635	$24,997
Adjustment to fully taxable equivalent basis	793	752

Interest income adjusted to a fully taxable equivalent basis	28,428	25,749
Interest expense per consolidated statements of income	2,916	1,850

Net interest income on a taxable equivalent basis	$25,512	$23,899

Analysis of Net Interest Income for the Three Month Periods ended March 31, 2016 and 2015

Net interest income on a taxable equivalent basis for the three months ended March 31, 2016, was $25.5 million, an increase of $1.6 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $313.1 million or 11% compared to the first quarter of 2015.

The net interest margin for the first quarter of 2016 was 3.27%, 16 basis points lower than 3.43% for the same period in 2015. This comparable period decrease was a function of a 20 basis point decrease in interest rate spread, partially offset by a higher contribution from net free funds of 4 basis points (due principally to increases in average noninterest-bearing deposits and other net free funds). The lower interest rate spread was a result of a 5 basis point decrease in the yield on earning assets and a 15 increase in the cost of average interest-bearing liabilities.

For the first quarter of 2016, the yield on average earning assets of 3.64% was 5 basis points lower than the first quarter of 2015. Loan yields decreased 6 basis points during the first quarter of 2016 to 4.21%. The yield on investment securities increased 1 basis point during the first quarter of 2016 to 2.48%. Overall, the earning asset rate changes reduced interest income by $98 thousand during the first quarter of 2016, but that was more than offset by a favorable volume variance that increased interest income by $2.8 million, which collectively drove a $2.7 million increase in interest income.

Average interest-earning assets were $3.13 billion for the first quarter 2016, an increase of $313.1 million or 11% from the comparable quarter last year, with average loans up $193.4 million and average securities up $119.7 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $154.8 million or 21% from the first quarter of 2015. Loans represented 67.2% of average interest-earning assets during first quarter of 2016 compared to 67.8% during the first quarter of 2015. The increase in the volume of average loans resulted in a $2.1 million increase in interest income, partially offset by a $154 thousand decrease due to the unfavorable rate variance. Securities represented 32.8% of average interest-earning assets during first quarter of 2016 compared to 32.2% during the first quarter of 2015. The increase in the volume of average securities resulted in a $703 thousand increase in interest income, coupled with a $56 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.48% in the first quarter of 2016 was 15 basis points higher than the first quarter of 2015. The cost of average interest-bearing deposits increased 3 basis points to 0.36% and the cost of short-term borrowings increased 25 basis points to 0.62% in the first quarter of 2016 compared to the same quarter of 2015. The cost of long-term borrowings for the first quarter of 2016 was 6.34% due to the issuance of $40 million of subordinated notes during the second quarter of 2015. Overall, interest-bearing liability rate and volume increases resulted in $1.1 million of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $2.46 billion in the first quarter of 2016 were $212.3 million or 10% higher than the first quarter of 2015. On average, interest-bearing deposits grew $203.8 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $53.1 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities – Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $339 thousand of higher interest expense during the first quarter of 2016. Average borrowings increased $8.6 million compared to the first quarter of 2016. Overall, short and long-term borrowing rate and volume changes resulted in $727 thousand of higher interest expense during the first quarter of 2016, with the majority of the increase related to the issuance of the subordinate notes in the second quarter of 2015.

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended March 31,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$70	—	—%	$124	$—	0.19%
Investment securities (1):
Taxable	734,084	4,105	2.24	630,633	3,463	2.20
Tax-exempt (2)	293,518	2,266	3.09	277,238	2,149	3.10

Total investment securities	1,027,602	6,371	2.48	907,871	5,612	2.47
Loans:
Commercial business	316,143	3,248	4.13	264,814	2,724	4.17
Commercial mortgage	582,142	6,713	4.64	478,705	5,551	4.70
Residential real estate loans	382,077	3,832	4.01	355,866	3,720	4.18
Residential real estate lines	127,317	1,208	3.82	129,444	1,166	3.65
Consumer indirect	678,133	6,531	3.87	661,727	6,426	3.94
Other consumer	17,926	525	11.78	19,736	550	11.30

Total loans	2,103,738	22,057	4.21	1,910,292	20,137	4.27

Total interest-earning assets	3,131,410	28,428	3.64	2,818,287	25,749	3.69

Allowance for loan losses	(27,638)			(27,884)
Other noninterest-earning assets	301,679			325,113

Total assets	$3,405,451			$3,115,516

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$572,424	202	0.14%	$551,503	$156	0.11%
Savings and money market	965,629	324	0.13	839,218	217	0.10
Certificates of deposit	658,537	1,433	0.88	602,115	1,247	0.84

Total interest-bearing deposits	2,196,590	1,959	0.36	1,992,836	1,620	0.33
Short-term borrowings	221,326	339	0.62	251,768	230	0.37
Long-term borrowings	38,997	618	6.34	—	—	—

Total borrowings	260,323	957	1.47	251,768	230	0.37

Total interest-bearing liabilities	2,456,913	2,916	0.48	2,244,604	1,850	0.33

Noninterest-bearing demand deposits	617,590			564,500
Other noninterest-bearing liabilities	21,760			21,453
Shareholders’ equity	309,188			284,959

Total liabilities and shareholders’ equity	$3,405,451			$3,115,516

Net interest income (tax-equivalent)		25,512			$23,899

Interest rate spread			3.16%			3.36%

Net earning assets	$674,497			$573,683

Net interest margin (tax-equivalent)			3.27%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.45%			125.56%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended March 31, 2016 vs. 2015
	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—
Investment securities:
Taxable	577	65	642
Tax-exempt	126	(9)	117

Total investment securities	703	56	759
Loans:
Commercial business	527	(3)	524
Commercial mortgage	1,193	(31)	1,162
Residential real estate loans	267	(155)	112
Residential real estate lines	(19)	61	42
Consumer indirect	158	(53)	105
Other consumer	(52)	27	(25)

Total loans	2,074	(154)	1,920

Total interest income	2,777	(98)	2,679

Interest expense:
Deposits:
Interest-bearing demand	6	40	46
Savings and money market	36	71	107
Certificates of deposit	121	65	186

Total interest-bearing deposits	163	176	339
Short-term borrowings	(31)	140	109
Long-term borrowings	309	309	618

Total borrowings	278	449	727

Total interest expense	441	625	1,066

Net interest income	$2,336	$(723)	$1,613

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the first quarter of 2016 was $2.4 million, compared to $2.7 million for the same period in 2015.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Service charges on deposits	$1,724	$1,879
Insurance income	1,672	1,608
ATM and debit card	1,325	1,193
Investment advisory	1,243	487
Company owned life insurance	1,368	467
Investments in limited partnerships	56	474
Loan servicing	116	167
Net gain on sale of loans held for sale	78	69
Net gain on disposal of investment securities	613	1,062
Net gain on disposal of other assets	4	4
Other	1,018	887

Total noninterest income	$9,217	$8,297

Service charges on deposit accounts for the three months ended March 31, 2016 decreased $155 thousand compared to the same period in 2015. The decrease was primarily due to a decrease in the amount of checking account overdraft activity.

Investment advisory income increased to $1.2 million in the first quarter of 2016 compared to $487 thousand in the first quarter of 2015, reflecting the contribution from Courier Capital which was acquired during the first quarter 2016 as part of our strategy to diversify our business lines and increase noninterest income through additional fee-based services.

Company owned life insurance increased to $1.4 million in the first quarter of 2016 compared to $467 thousand in the same period in 2015, as the current quarter includes $911 thousand of death benefit proceeds.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $56 thousand and $474 thousand for the three months ended March 31, 2016 and 2015, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the first quarter of 2016, we recognized net gains on investment securities totaling $613 thousand from the sale of one agency security and six mortgage backed securities. The $1.1 million in gains realized during the first quarter of 2015 resulted from the sale of six agency securities and nine mortgage backed securities. The amount and timing of our sale of investments securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Salaries and employee benefits	$11,614	$10,223
Occupancy and equipment	3,625	3,699
Professional services	1,447	968
Computer and data processing	804	702
Supplies and postage	594	563
FDIC assessments	436	418
Advertising and promotions	377	239
Other	2,321	2,199

Total noninterest expense	$21,218	$19,011

Salaries and employee benefits expense increased by $1.4 million or 14% in the first quarter of 2016 compared to the same period in 2015, reflecting the addition of Courier Capital and a combination of additional personnel to support organic growth as part of the Company’s expansion initiatives and higher medical expense as the level of medical claims in the first quarter of 2015 were unusually low.

Occupancy and equipment expense was relatively flat at $3.6 million, as the incremental expenses associated with Courier Capital’s operations were offset by the favorable impact of a mild winter compared to a year ago.

Professional services increased $479 thousand when comparing the first quarter of 2016 to the same period in 2015. The first quarter of 2016 includes approximately $360 thousand of professional services associated with the current proxy contest.

Other noninterest expense was $2.3 million in the first quarter of 2016 compared to $2.2 million in the first quarter of 2015. Other noninterest expense for the first quarter 2016 included an increase of $79 thousand in intangible asset amortization attributable to the Courier Capital acquisition.

Our efficiency ratio for the first quarter of 2016 was 62.90% compared with 60.27% for the first quarter of 2015. The higher efficiency ratio is a result of the higher noninterest expenses associated with our expansion initiatives and current proxy contest. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities and proceeds from company owned life insurance. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

Income Taxes

For the three months ended March 31, 2016, we recorded income tax expense of $2.7 million, versus $2.9 million a year ago. The effective tax rates for the first quarters of 2016 and 2015 were 26.4% and 29.8%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the non-taxable death benefits proceeds on company owned life insurance received in the first quarter of 2016. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate for 2016 and 2015 reflects the New York State tax savings generated by our real estate investment trust.

In March 2014, the New York legislature approved changes in the state tax law that will be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. The repeal of Article 32 and the expanded nexus standards lowered our taxable income apportioned to New York to approximately 85% in both 2016 and 2015. In addition, our New York state income tax rate was reduced from 7.1% to 6.5% in 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agencies and government-sponsored enterprise securities	$235,964	$241,463	$260,748	$260,863
Mortgage-backed securities:
Agency mortgage-backed securities	361,692	367,594	282,873	282,505
Non-Agency mortgage-backed securities	—	777	—	809
Asset-backed securities	—	179	—	218

Total available for sale securities	597,656	610,013	543,621	544,395
Securities held to maturity:
State and political subdivisions	291,934	300,477	294,423	300,981
Mortgage-backed securities	184,349	185,386	191,294	189,083

Total held to maturity securities	476,283	485,863	485,717	490,064

Total investment securities	$1,073,939	$1,095,876	$1,029,338	$1,034,459

The available for sale (“AFS”) investment securities portfolio increased $65.6 million or 12%, from $544.4 million at December 31, 2015 to $610.0 million at March 31, 2016. The AFS portfolio had net unrealized gains totaling $12.4 million and $774 thousand at March 31, 2016 and December 31, 2015, respectively. The unrealized gains in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing the intent to sell the debt security or the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions specifically related to the security, an industry, or a geographic area, the historical and implied volatility of the fair value of the security, the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the three month periods ended March 31, 2016 and 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial business	$317,776	15.0%	$313,758	15.0%
Commercial mortgage	590,316	27.9	566,101	27.2

Total commercial	908,092	42.9	879,859	42.2
Residential real estate loans	382,504	18.1	381,074	18.3
Residential real estate lines	126,526	6.0	127,347	6.1
Consumer indirect	679,846	32.1	676,940	32.5
Other consumer	18,066	0.9	18,542	0.9

Total consumer	1,206,942	57.1	1,105,594	57.8

Total loans	2,115,034	100.0%	2,083,762	100.0%

Less: Allowance for loan losses	27,568		27,085

Total loans, net	$2,087,466		$2,056,677

Total loans increased $31.3 million to $2.12 billion at March 31, 2016 from $2.08 billion at December 31, 2015. The increase in loans was attributable to organic growth, primarily in the commercial loan portfolios.

Commercial loans increased $28.2 million and represented 42.9% of total loans as of March 31, 2016, a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $679.8 million and represented 32.1% of total loans as of March 31, 2016. During the first quarter of 2016, we originated $75.9 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. During the first quarter of 2015, we originated $69.3 million in indirect auto loans with a mix of approximately 39% new auto and 61% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $609 thousand and $1.4 million as of March 31, 2016 and December 31, 2015, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $192.6 million and $196.0 million as of March 31, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended March 31,
	2016	2015
Balance as of beginning of period	$27,085	$27,637
Charge-offs:
Commercial business	602	1,141
Commercial mortgage	4	609
Residential real estate loans	46	139
Residential real estate lines	4	—
Consumer indirect	2,498	2,422
Other consumer	157	259

Total charge-offs	3,311	4,570
Recoveries:
Commercial business	100	48
Commercial mortgage	5	89
Residential real estate loans	25	41
Residential real estate lines	4	2
Consumer indirect	1,170	1,105
Other consumer	122	98

Total recoveries	1,426	1,383

Net charge-offs	1,885	3,187
Provision for loan losses	2,368	2,741

Balance at end of period	$27,568	$27,191

Net loan charge-offs to average loans (annualized)	0.36%	0.68%
Allowance for loan losses to total loans	1.30%	1.41%
Allowance for loan losses to non-performing loans	322%	246%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of March 31, 2016.

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

Net charge-offs of $1.9 million in the first quarter of 2016 represented 0.36% of average loans on an annualized basis compared to $3.2 million or 0.68% in the first quarter of 2015. The first quarter of 2015 included charge-offs for two commercial loan relationships totaling $1.7 million. The allowance for loan losses was $27.6 million at March 31, 2016, compared with $27.1 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.30% at March 31, 2016 and December 31, 2015. The ratio of allowance for loan losses to non-performing loans was 322% at March 31, 2016, compared with 321% at December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	March 31,	December 31,
	2016	2015
Nonaccrual loans:
Commercial business	$4,056	$3,922
Commercial mortgage	1,781	947
Residential real estate loans	1,601	1,848
Residential real estate lines	165	235
Consumer indirect	943	1,467
Other consumer	12	13

Total nonaccrual loans	8,558	8,432
Accruing loans 90 days or more delinquent	9	8

Total non-performing loans	8,567	8,440
Foreclosed assets	187	163

Total non-performing assets	$8,754	$8,603

Non-performing loans to total loans	0.41%	0.41%
Non-performing assets to total assets	0.25%	0.25%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three months ended March 31, 2016 was as follows (in thousands):

Nonaccrual loans at December 31, 2015	$8,432
Additions	6,005
Payments	(1,962)
Charge-offs	(3,234)
Returned to accruing status	(543)
Transferred to other real estate or repossessed assets	(140)

Nonaccrual loans at March 31, 2016	$8,558

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at March 31, 2016 were $8.8 million, an increase of $151 thousand from the $8.6 million balance at December 31, 2015. The primary component of non-performing assets is non-performing loans, which were $8.6 million or 0.41% of total loans at March 31, 2016, compared with $8.4 million or 0.41% of total loans at December 31, 2015.

Approximately $1.8 million, or 21%, of the $8.6 million in non-performing loans as of March 31, 2016 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $2.8 million and $2.4 million at March 31, 2016 and December 31, 2015, respectively. We had no TDRs that were accruing interest as of March 31, 2016 or December 31, 2015.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented two properties totaling $187 thousand at March 31, 2016 and four properties totaling $163 thousand at December 31, 2015.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $9.3 million and $12.1 million in loans that continued to accrue interest which were classified as substandard as of March 31, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$617,394	20.9%	$641,972	23.5%
Interest-bearing demand	622,443	21.0	523,366	19.2
Savings and money market	1,042,910	35.2	928,175	34.0
Certificates of deposit < $250,000	575,621	19.5	545,044	19.9
Certificates of deposit of $250,000 or more	101,809	3.4	91,974	3.4

Total deposits	$2,960,177	100.0%	$2,730,531	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2016, total deposits were $2.96 billion, representing an increase of $229.6 million for the year. Time deposits were approximately 23% of total deposits at March 31, 2016 and December 31, 2015. Depositors remain hesitant to invest in time deposits, such as certificates of deposit, for long periods due to the low interest rate environment. This has resulted in lower amounts being placed in time deposits for generally shorter terms.

Nonpublic deposits, the largest component of our funding sources, totaled $2.07 billion and $2.05 billion at March 31, 2016 and December 31, 2015, respectively, and represented 70% and 75% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $888.0 million and $675.7 million at March 31, 2016 and December 31, 2015, respectively, and represented 30% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2016 was due largely to successful business development efforts.

We had no traditional brokered deposits at March 31, 2016 or December 31, 2015; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $120.9 million and $153.7 million, respectively, at March 31, 2016, compared to $92.9 million and $146.6, respectively, at December 31, 2015.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
Short-term borrowings - Short-term FHLB borrowings	$179,200	$293,100
Long-term borrowings - Subordinated notes	39,008	38,990

Total borrowings	$218,208	$332,090

Short-term Borrowings

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $193 million of immediate credit capacity with the FHLB as of March 31, 2016. We had approximately $500 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at March 31, 2016. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $120 million of credit available under unsecured federal funds purchased lines with various banks as of March 31, 2016. Additionally, we had approximately $180 million of unencumbered liquid securities available for pledging.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of up to one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at March 31, 2016 consisted of $8.5 million in overnight borrowings and $170.7 million in short-term advances. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At March 31, 2016, no amounts have been drawn on the line of credit.

Long-term Borrowings

On April 15, 2015, we issued $40.0 million of Subordinated Notes in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (LIBOR) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

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

Liquidity for the Bank is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $179.2 million outstanding at March 31, 2016. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $800 million from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2016. The line of credit has a one year term and matures in May 2016. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $110.9 million as of March 31, 2016, up $50.8 million from $60.1 million as of December 31, 2015. Net cash provided by operating activities totaled $17.0 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $79.0 million, which included outflows of $33.3 million for net loan originations and $44.9 million from net investment securities transactions. Net cash provided by financing activities of $112.8 million was attributed to a $229.6 million increase in deposits, partly offset by a $113.9 million decrease in short-term borrowings and $3.2 million in dividend payments. The higher cash and cash equivalents balance resulted from strong public deposit inflows at the end of the first quarter of 2016.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ equity was $314.0 million at March 31, 2016, an increase of $20.1 million from $293.8 million at December 31, 2015. Net income for the year and stock issued for the acquisition of Courier Capital increased shareholders’ equity by $7.6 million and $8.1 million, respectively, which were partially offset by common and preferred stock dividends declared of $3.2 million. Accumulated other comprehensive income included in shareholders’ equity increased $7.2 million during the first three months of 2016 due primarily to higher net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	March 31,	December 31,
	2016	2015
Common shareholders’ equity	$296,613	$276,504
Less: Goodwill and other intangible assets, net of deferred tax liabilities	69,349	61,217
Net unrealized (loss) gain on investment securities (1)	6,387	(696)
Net periodic pension & postretirement benefits plan adjustments	(10,492)	(10,631)
Other	246	201

Common equity Tier 1 (“CET1”) capital	231,123	226,413
Plus: Preferred stock	17,340	17,340
Less: Other	164	301

Tier 1 Capital	248,299	243,452
Plus: Qualifying allowance for loan losses	27,568	27,085
Subordinated Notes	39,008	38,990

Total regulatory capital	$314,875	$309,527

Adjusted average total assets (for leverage capital purposes)	$3,330,552	$3,287,646

Total risk-weighted assets	$2,351,522	$2,318,536

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.46%	7.41%
CET1 capital (CET1 capital to total risk-weighted assets)	9.83	9.77
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.56	10.50
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	13.39	13.35

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

Basel III Capital Rules

The BCBS rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0%, require a minimum total capital to risk-weighted assets ratio of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements, effectively increasing the minimum required risk-weighted asset ratios. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of March 31, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Tier 1 leverage:
Company	$248,299	7.46%	$133,222	4.00%	$133,222	4.00%	$166,528	5.00%
Bank	269,909	8.13	132,840	4.00	132,840	4.00	166,050	5.00
CET1 capital:
Company	231,123	9.83	120,518	5.13	164,607	7.00	152,849	6.50
Bank	269,909	11.53	119,991	5.13	163,890	7.00	152,183	6.50
Tier 1 capital:
Company	248,299	10.56	155,788	6.63	199,879	8.50	188,122	8.00
Bank	269,909	11.53	155,110	6.63	199,009	8.50	187,303	8.00
Total capital:
Company	314,875	13.39	202,819	8.63	246,910	10.50	235,152	10.00
Bank	297,477	12.71	201,936	8.63	245,835	10.50	234,128	10.00
December 31, 2015
Tier 1 leverage:
Company	$243,452	7.41%	$131,506	4.00%	$131,506	4.00%	$164,382	5.00%
Bank	265,487	8.09	131,188	4.00	131,188	4.00	163,985	5.00
CET1 capital:
Company	226,413	9.77	104,334	4.50	162,297	7.00	150,705	6.50
Bank	265,487	11.49	103,971	4.50	161,733	7.00	150,180	6.50
Tier 1 capital:
Company	243,452	10.50	139,112	6.00	197,076	8.50	185,483	8.00
Bank	265,487	11.49	138,628	6.00	196,389	8.50	184,837	8.00
Total capital:
Company	309,527	13.35	185,483	8.00	243,446	10.50	231,854	10.00
Bank	292,572	12.66	184,837	8.00	242,599	10.50	231,046	10.00

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

Quantitative and qualitative disclosures about market risk were presented at December 31, 2015 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 8, 2016. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2015 to March 31, 2016. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At March 31, 2016, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending March 31, 2017 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(1,436)	$1,889	$4,366	$3,847
% Change	(1.40)%	1.85%	4.27%	3.76%

In addition to the changes in interest rate scenarios listed above, other scenarios are typically modeled to measure interest rate risk. These scenarios vary depending on the economic and interest rate environment.

The simulations referenced above are based on management’s assumption as to the effect of interest rate changes on assets and liabilities and assumes a parallel shift of the yield curve. It also includes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Further, it assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. While this simulation is a useful measure as to net interest income at risk due to a change in interest rates, it is not a forecast of future results, does not measure the effect of changing interest rates on noninterest income and is based on many assumptions that, if changed, could cause a different outcome.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2016 and December 31, 2015. The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2016 and December 31, 2015. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	March 31, 2016			December 31, 2015
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$505,174			$497,349
- 100 Basis Points	537,090	$31,916	6.32%	508,973	$11,624	2.34%
+ 100 Basis Points	487,993	(17,181)	(3.40)	480,888	(16,461)	(3.31)
+ 200 Basis Points	468,578	(36,596)	(7.24)	460,567	(36,782)	(7.40)
+ 300 Basis Points	435,502	(69,672)	(13.79)	429,381	(67,968)	(13.67)

The Pre-Shock Scenario EVE was $505.2 million at March 31, 2016, compared to $497.3 million at December 31, 2015. The increase in the Pre-Shock Scenario EVE at March 31, 2016, compared to December 31, resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $$460.6 million at December 31, 2015 to $468.6 million at March 31, 2016, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from to (7.40)% at December 31, 2015 to (7.24)% at March 31, 2016. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of March 31, 2016, compared to December 31, 2015.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

The acquisition of Courier Capital Corporation was consummated on January 5, 2016, at which time Courier Capital, LLC (“Courier Capital”) became a consolidated subsidiary of the Company. The Company is in the process of reviewing the internal control structure of Courier Capital and, if necessary, will make appropriate changes as it integrates Courier Capital into the Company’s overall internal control over financial reporting process. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes in the Company’s internal control over financial reporting have occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company has experienced no material developments in its legal proceedings from the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated March 8, 2016, as filed with the Securities and Exchange Commission (“SEC”).

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated March 8, 2016, as filed with the SEC, as updated by the factor below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Our investment advisory and wealth management operations are subject to risk related to the financial services industry.

The financial services industry is subject to extensive regulation at the federal and state levels. It is very difficult to predict the future impact of the legislative and regulatory requirements affecting our business. The securities laws and other laws that govern the activities of our registered investment advisor are complex and subject to rapid change. The activities of our investment advisory and wealth management operations are subject primarily to provisions of the Investment Advisers Act of 1940, as amended and the Employee Retirement Income Act of 1940, as amended (“ERISA”). We are a fiduciary under ERISA. Our investment advisory services are also subject to state laws including anti-fraud laws and regulations. Any claim of noncompliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. If our investment advisory and wealth management operations are subject to investigation by the SEC or other regulatory authorities or if litigation is brought by clients based on our failure to comply with applicable regulations, our results of operations could be materially adversely effected.

In addition, the majority of our investment advisory revenue is from fees based on the percentage of assets under management. The value of the assets under management is determined, in part by market conditions that can be volatile. As a result, investment advisory revenues and profitability can fluctuate with market conditions.

ITEM 6.	Exhibits

(a)	The following is a list of all exhibits filed or incorporated by reference as part of this Report:

Exhibit Number	Description	Location

10.1	Form of Restricted Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.2	Form of Performance Stock Unit Award Agreement Pursuant to the Financial Institutions, Inc. 2015 Long-Term Incentive Plan	Filed Herewith

10.3	Consulting Agreement, dated April 1, 2016, by and between the Company and Richard J. Harrison.	Incorporated by reference to Exhibit 10.1 of the Form 8-K, dated March 31, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed Herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, May 6, 2016
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, May 6, 2016
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, May 6, 2016
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)