Form 10-Q
period 2016-06-30
FINANCIAL INSTITUTIONS INC
filed 2016-08-05
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had 14,528,319 shares of Common Stock, $0.01 par value, outstanding as of July 28, 2016.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$67,624	$60,121
Securities available for sale, at fair value	619,719	544,395
Securities held to maturity, at amortized cost (fair value of $490,833 and $490,064, respectively)	478,549	485,717
Loans held for sale	209	1,430
Loans (net of allowance for loan losses of $28,525 and $27,085, respectively)	2,183,306	2,056,677
Company owned life insurance	62,456	63,045
Premises and equipment, net	40,562	39,445
Goodwill and other intangible assets, net	76,252	66,946
Other assets	56,912	63,248

Total assets	$3,585,589	$3,381,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$626,240	$641,972
Interest-bearing demand	560,284	523,366
Savings and money market	960,325	928,175
Time deposits	711,156	637,018

Total deposits	2,858,005	2,730,531
Short-term borrowings	338,300	293,100
Long-term borrowings, net of issuance costs of $975 and $1,010, respectively	39,025	38,990
Other liabilities	28,083	24,559

Total liabilities	3,263,413	3,087,180

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,692,214 and 14,397,509 shares issued, respectively	147	144
Additional paid-in capital	81,255	72,690
Retained earnings	227,184	218,920
Accumulated other comprehensive loss	(654)	(11,327)
Treasury stock, at cost – 163,695 and 207,317 shares, respectively	(3,096)	(3,923)

Total shareholders’ equity	322,176	293,844

Total liabilities and shareholders’ equity	$3,585,589	$3,381,024

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$22,368	$20,446	$44,425	$40,583
Interest and dividends on investment securities	5,877	5,513	11,455	10,373
Other interest income	1	—	1	—

Total interest income	28,246	25,959	55,881	50,956
Interest expense:
Deposits	2,086	1,827	4,045	3,447
Short-term borrowings	344	213	683	443
Long-term borrowings	617	515	1,235	515

Total interest expense	3,047	2,555	5,963	4,405

Net interest income	25,199	23,404	49,918	46,551
Provision for loan losses	1,952	1,288	4,320	4,029

Net interest income after provision for loan losses	23,247	22,116	45,598	42,522
Noninterest income:
Service charges on deposits	1,755	1,964	3,479	3,843
Insurance income	1,183	1,057	2,855	2,665
ATM and debit card	1,421	1,283	2,746	2,476
Investment advisory	1,365	541	2,608	1,028
Company owned life insurance	486	493	1,854	960
Investments in limited partnerships	36	55	92	529
Loan servicing	112	96	228	263
Net gain on sale of loans held for sale	78	39	156	108
Net gain on disposal of investment securities	1,387	—	2,000	1,062
Net gain on disposal of other assets	82	16	86	20
Other	1,011	911	2,029	1,798

Total noninterest income	8,916	6,455	18,133	14,752
Noninterest expense:
Salaries and employee benefits	10,818	10,606	22,432	20,829
Occupancy and equipment	3,664	3,375	7,289	7,074
Professional services	2,833	866	4,280	1,834
Computer and data processing	913	810	1,717	1,512
Supplies and postage	464	508	1,058	1,071
FDIC assessments	441	415	877	833
Advertising and promotions	347	238	724	477
Other	2,640	2,418	4,961	4,617

Total noninterest expense	22,120	19,236	43,338	38,247
Income before income taxes	10,043	9,335	20,393	19,027
Income tax expense	2,892	2,750	5,624	5,641

Net income	$7,151	$6,585	$14,769	$13,386
Preferred stock dividends	366	366	731	731

Net income available to common shareholders	$6,785	$6,219	$14,038	$12,655
Earnings per common share (Note 3):
Basic	$0.47	$0.44	$0.97	$0.90
Diluted	$0.47	$0.44	$0.97	$0.90
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40
Weighted average common shares outstanding:
Basic	14,434	14,078	14,415	14,071
Diluted	14,489	14,121	14,477	14,118

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$7,151	$6,585	$14,769	$13,386
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on securities available for sale	3,311	(6,207)	10,394	(2,946)
Pension and post-retirement obligations	140	140	279	275

Total other comprehensive income (loss), net of tax	3,451	(6,067)	10,673	(2,671)

Comprehensive income	$10,602	$518	$25,442	$10,715

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2016 and 2015

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	—	—	—	13,386	—	—	13,386
Other comprehensive income, net of tax	—	—	—	—	(2,671)	—	(2,671)
Purchases of common stock for treasury	—	—	—	—	—	(41)	(41)
Share-based compensation plans:
Share-based compensation	—	—	370	—	—	—	370
Stock options exercised	—	—	2	—	—	163	165
Restricted stock awards issued, net	—	—	(1,060)	—	—	1,060	—
Excess tax benefit on share-based compensation	—	—	1	—	—	—	1
Stock awards	—	—	11	—	—	43	54
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.40 per share	—	—	—	(5,630)	—	—	(5,630)

Balance at June 30, 2015	$17,340	$144	$72,279	$210,337	$(11,682)	$(3,983)	$284,435

Balance at January 1, 2016	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	—	—	—	14,769	—	—	14,769
Other comprehensive income, net of tax	—	—	—	—	10,673	—	10,673
Common stock issued	—	3	8,097	—	—	—	8,100
Share-based compensation plans:
Share-based compensation	—	—	432	—	—	—	432
Stock options exercised	—	—	19	—	—	767	786
Restricted stock awards issued, net	—	—	(17)	—	—	17	—
Excess tax benefit on share-based compensation	—	—	13	—	—	—	13
Stock awards	—	—	21	—	—	43	64
Cash dividends declared:
Series A 3% Preferred-$1.50 per share	—	—	—	(2)	—	—	(2)
Series B-1 8.48% Preferred-$4.24 per share	—	—	—	(729)	—	—	(729)
Common-$0.40 per share	—	—	—	(5,774)	—	—	(5,774)

Balance at June 30, 2016	$17,340	$147	$81,255	$227,184	$(654)	$(3,096)	$322,176

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,769	$13,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,990	2,671
Net amortization of premiums on securities	1,503	1,547
Provision for loan losses	4,320	4,029
Share-based compensation	432	370
Deferred income tax expense	(150)	202
Proceeds from sale of loans held for sale	7,671	7,321
Originations of loans held for sale	(6,294)	(6,906)
Income on company owned life insurance	(1,854)	(960)
Net gain on sale of loans held for sale	(156)	(108)
Net gain on disposal of investment securities	(2,000)	(1,062)
Net gain on sale and disposal of other assets	(86)	(20)
(Increase) decrease in other assets	(780)	1,009
Increase in other liabilities	2,434	820

Net cash provided by operating activities	22,799	22,299

Cash flows from investing activities:
Purchases of available for sale securities	(176,913)	(241,906)
Purchases of held to maturity securities	(23,699)	(39,570)
Proceeds from principal payments, maturities and calls on available for sale securities	57,707	57,787
Proceeds from principal payments, maturities and calls on held to maturity securities	31,147	16,394
Proceeds from sales of securities available for sale	62,275	29,508
Net loan originations	(131,323)	(101,567)
Proceeds from company owned life insurance, net of purchases	2,443	(34)
Proceeds from sales of other assets	318	167
Purchases of premises and equipment	(3,422)	(2,891)
Cash consideration paid for acquisition, net of cash acquired	(868)	—

Net cash used in investing activities	(182,335)	(282,112)

Cash flows from financing activities:
Net increase in deposits	127,474	205,711
Net increase in short-term borrowings	45,200	15,796
Issuance of long-term debt	—	40,000
Debt issuance costs	—	(1,060)
Purchase of common stock for treasury	—	(41)
Proceeds from stock options exercised	786	165
Excess tax benefit on share-based compensation, net	13	1
Cash dividends paid to common and preferred shareholders	(6,434)	(6,356)

Net cash provided by financing activities	167,039	254,216

Net increase in cash and cash equivalents	7,503	(5,597)
Cash and cash equivalents, beginning of period	60,121	58,151

Cash and cash equivalents, end of period	$67,624	$52,554

Supplemental information:
Cash paid for interest	$5,492	$3,166
Cash paid for income taxes	3,224	1,539
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	374	130
Accrued and declared unpaid dividends	3,256	3,182
Increase in net unsettled security purchases	1,250	4,023
Common stock issued for acquisition	8,100	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	4,848	—
Fair value of liabilities assumed	1,845	—

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., (the “Company”) is a financial holding company organized in 1931 under the laws of New York State. The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“Scott Danahy Naylon”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. Scott Danahy Naylon provides a broad range of insurance services to personal and business clients across 44 states. Acquired on January 5, 2016, Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018. The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2.) BUSINESS COMBINATIONS

Courier Capital Acquisition

On January 5, 2016, the Company completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included up to $2.8 million of potential future payments of stock and up to $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used by Courier Capital for total cash considerations of $1.3 million. As a result of the acquisition, the Company recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill is not expected to be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$6,785	$6,219	$14,038	$12,655
Weighted average common shares outstanding:
Total shares issued	14,692	14,398	14,686	14,398
Unvested restricted stock awards	(75)	(100)	(77)	(87)
Treasury shares	(183)	(220)	(194)	(240)

Total basic weighted average common shares outstanding	14,434	14,078	14,415	14,071
Incremental shares from assumed:
Exercise of stock options	21	22	24	22
Vesting of restricted stock awards	34	21	38	25

Total diluted weighted average common shares outstanding	14,489	14,121	14,477	14,118
Basic earnings per common share	$0.47	$0.44	$0.97	$0.90

Diluted earnings per common share	$0.47	$0.44	$0.97	$0.90

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	8	3	4	2

	8	3	4	2

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$241,583	$6,550	$7	$248,126
Mortgage-backed securities:
Federal National Mortgage Association	311,783	8,776	—	320,559
Federal Home Loan Mortgage Corporation	30,743	772	—	31,515
Government National Mortgage Association	17,390	737	14	18,113
Collateralized mortgage obligations:
Federal National Mortgage Association	363	—	1	362
Federal Home Loan Mortgage Corporation	77	—	1	76
Privately issued	—	784	—	784

Total mortgage-backed securities	360,356	11,069	16	371,409
Asset-backed securities	—	184	—	184

Total available for sale securities	$601,939	$17,803	$23	$619,719

Securities held to maturity:
State and political subdivisions	294,507	10,061	1	304,567
Mortgage-backed securities:
Federal National Mortgage Association	12,047	290	—	12,337
Government National Mortgage Association	25,978	307	4	26,281
Collateralized mortgage obligations:
Federal National Mortgage Association	54,246	525	11	54,760
Federal Home Loan Mortgage Corporation	76,655	1,038	2	77,691
Government National Mortgage Association	15,116	85	4	15,197

Total mortgage-backed securities	184,042	2,245	21	186,266

Total held to maturity securities	$478,549	$12,306	$22	$490,833

December 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$260,748	$1,164	$1,049	$260,863
Mortgage-backed securities:
Federal National Mortgage Association	209,671	1,092	2,333	208,430
Federal Home Loan Mortgage Corporation	24,564	282	194	24,652
Government National Mortgage Association	26,465	943	4	27,404
Collateralized mortgage obligations:
Federal National Mortgage Association	16,998	90	154	16,934
Federal Home Loan Mortgage Corporation	5,175	1	91	5,085
Privately issued	—	809	—	809

Total mortgage-backed securities	282,873	3,217	2,776	283,314
Asset-backed securities	—	218	—	218

Total available for sale securities	$543,621	$4,599	$3,825	$544,395

Securities held to maturity:
State and political subdivisions	294,423	6,562	4	300,981
Mortgage-backed securities:
Federal National Mortgage Association	9,242	14	79	9,177
Government National Mortgage Association	25,607	33	159	25,481
Collateralized mortgage obligations:
Federal National Mortgage Association	56,791	—	818	55,973
Federal Home Loan Mortgage Corporation	80,570	—	1,120	79,450
Government National Mortgage Association	19,084	19	101	19,002

Total mortgage-backed securities	191,294	66	2,277	189,083

Total held to maturity securities	$485,717	$6,628	$2,281	$490,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Investment securities with a total fair value of $856.5 million at June 30, 2016 were pledged and encumbered as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$44,648	$—	$62,275	$29,508
Gross realized gains	1,387	—	2,000	1,073
Gross realized losses	—	—	—	11

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2016 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$5,042	$5,047
Due from one to five years	175,737	179,161
Due after five years through ten years	306,996	317,590
Due after ten years	114,164	117,921

	$601,939	$619,719

Debt securities held to maturity:
Due in one year or less	$38,909	$39,051
Due from one to five years	176,378	182,498
Due after five years through ten years	92,311	96,184
Due after ten years	170,951	173,100

	$478,549	$490,833

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$9,997	$3	$1,637	$4	$11,634	$7
Mortgage-backed securities:
Government National Mortgage Association	1,258	14	—	—	1,258	14
Collateralized mortgage obligations:
Federal National Mortgage Association	362	1	—	—	362	1
Federal Home Loan Mortgage Corporation	64	1	—	—	64	1

Total mortgage-backed securities	1,684	16	—	—	1,684	16

Total available for sale securities	11,681	19	1,637	4	13,318	23

Securities held to maturity:
State and political subdivisions	832	1	—	—	832	1
Mortgage-backed securities:
Government National Mortgage Association	—	—	1,635	4	1,635	4
Collateralized mortgage obligations:
Federal National Mortgage Association	4,119	11	—	—	4,119	11
Federal Home Loan Mortgage Corporation	1,196	2	—	—	1,196	2
Government National Mortgage Association	3,695	4	—	—	3,695	4

Total mortgage-backed securities	9,010	17	1,635	4	10,645	21

Total held to maturity securities	9,842	18	1,635	4	11,477	22

Total temporarily impaired securities	$21,523	$37	$3,272	$8	$24,795	$45

December 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$82,298	$735	$26,302	$314	$108,600	$1,049
Mortgage-backed securities:
Federal National Mortgage Association	123,774	2,134	9,562	199	133,336	2,333
Federal Home Loan Mortgage Corporation	12,660	194	—	—	12,660	194
Government National Mortgage Association	1,405	4	—	—	1,405	4
Collateralized mortgage obligations:
Federal National Mortgage Association	7,778	154	—	—	7,778	154
Federal Home Loan Mortgage Corporation	4,998	91	—	—	4,998	91

Total mortgage-backed securities	150,615	2,577	9,562	199	160,177	2,776

Total available for sale securities	232,913	3,312	35,864	513	268,777	3,825

Securities held to maturity:
State and political subdivisions	3,075	4	—	—	3,075	4
Mortgage-backed securities:
Federal National Mortgage Association	5,666	79	—	—	5,666	79
Government National Mortgage Association	8,790	159	—	—	8,790	159
Collateralized mortgage obligations:
Federal National Mortgage Association	55,973	818	—	—	55,973	818
Federal Home Loan Mortgage Corporation	79,323	1,120	—	—	79,323	1,120
Government National Mortgage Association	14,559	101	—	—	14,559	101

Total mortgage-backed securities	164,311	2,277	—	—	164,311	2,277

Total held to maturity securities	167,386	2,281	—	—	167,386	2,281

Total temporarily impaired securities	$400,299	$5,593	$35,864	$513	$436,163	$6,106

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The Company had 29 security positions in the investment portfolio in an unrealized loss position at June 30, 2016 compared to 174 at December 31, 2015. At June 30, 2016, the Company had positions in 6 investment securities with a fair value of $3.3 million and a total unrealized loss of $8 thousand that have been in a continuous unrealized loss position for more than 12 months. At June 30, 2016, there were a total of 23 securities positions in the Company’s investment portfolio with a fair value of $21.5 million and a total unrealized loss of $37 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2015, the Company had positions in 14 investment securities with a fair value of $35.9 million and a total unrealized loss of $513 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2015, there were a total of 160 securities positions in the Company’s investment portfolio with a fair value of $400.3 million and a total unrealized loss of $5.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the six months ended June 30, 2016 and 2015.

Based on management’s review and evaluation of the Company’s debt securities as of June 30, 2016, the debt securities with unrealized losses were not considered to be other-than-temporarily impaired. As of June 30, 2016, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of June 30, 2016, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
June 30, 2016
Commercial business	$349,076	$356	$349,432
Commercial mortgage	615,547	(1,406)	614,141
Residential real estate loans	402,538	5,829	408,367
Residential real estate lines	122,360	2,694	125,054
Consumer indirect	672,018	24,890	696,908
Other consumer	17,752	177	17,929

Total	$2,179,291	$32,540	2,211,831

Allowance for loan losses			(28,525)

Total loans, net			$2,183,306

December 31, 2015
Commercial business	$313,475	$283	$313,758
Commercial mortgage	567,481	(1,380)	566,101
Residential real estate loans	376,023	5,051	381,074
Residential real estate lines	124,766	2,581	127,347
Consumer indirect	652,494	24,446	676,940
Other consumer	18,361	181	18,542

Total	$2,052,600	$31,162	2,083,762

Allowance for loan losses			(27,085)

Total loans, net			$2,056,677

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $209 thousand and $1.4 million as of June 30, 2016 and December 31, 2015, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2016
Commercial business	$46	$—	$—	$46	$2,312	$346,718	$349,076
Commercial mortgage	—	—	—	—	1,547	614,000	615,547
Residential real estate loans	562	52	—	614	1,485	400,439	402,538
Residential real estate lines	315	—	—	315	182	121,863	122,360
Consumer indirect	1,221	233	—	1,454	1,015	669,549	672,018
Other consumer	99	25	11	135	4	17,613	17,752

Total loans, gross	$2,243	$310	$11	$2,564	$6,545	$2,170,182	$2,179,291

December 31, 2015
Commercial business	$321	$612	$—	$933	$3,922	$308,620	$313,475
Commercial mortgage	68	146	—	214	947	566,320	567,481
Residential real estate loans	723	395	—	1,118	1,848	373,057	376,023
Residential real estate lines	199	34	—	233	235	124,298	124,766
Consumer indirect	1,975	286	—	2,261	1,467	648,766	652,494
Other consumer	98	13	8	119	13	18,229	18,361

Total loans, gross	$3,384	$1,486	$8	$4,878	$8,432	$2,039,290	$2,052,600

There were no loans past due greater than 90 days and still accruing interest as of June 30, 2016 and December 31, 2015. There were $11 thousand and $8 thousand in consumer overdrafts which were past due greater than 90 days as of June 30, 2016 and December 31, 2015, respectively. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

Troubled Debt Restructurings

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. Commercial loans modified in a TDR may involve temporary interest-only payments, term extensions, reductions in the interest rate for the remaining term of the loan, extensions of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, collateral concessions, forgiveness of principal, forbearance agreements, or substituting or adding a new borrower or guarantor.

The following table presents information related to loans modified in a TDR during the quarterly periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2016
Commercial business	1	$214	$214	3	$526	$526
Commercial mortgage	—	—	—	1	550	550

Total	1	$214	$214	4	$1,076	$1,076

June 30, 2015
Commercial business	2	$1,342	$1,342	2	$1,342	$1,342
Commercial mortgage	—	—	—	1	682	330

Total	2	$1,342	$1,342	3	$2,024	$1,672

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the six month periods ended June 30, 2016 and 2015 were previously reported as impaired loans prior to restructuring. Each of the loans restructured during the six months ended June 30, 2016 and 2015 were on nonaccrual status at the end of the respective period. The modifications related to collateral concessions and forbearance agreements. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classifications did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the six months ended June 30, 2016 or 2015. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

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

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2016
With no related allowance recorded:
Commercial business	$1,209	$1,752	$—	$1,678	$—
Commercial mortgage	777	986	—	1,114	—

	1,986	2,738	—	2,792	—
With an allowance recorded:
Commercial business	1,103	1,103	476	1,323	—
Commercial mortgage	770	900	131	510	—

	1,873	2,003	607	1,833	—

	$3,859	$4,741	$607	$4,625	$—

December 31, 2015
With no related allowance recorded:
Commercial business	$1,441	$1,810	$—	$1,352	$—
Commercial mortgage	937	1,285	—	1,013	—

	2,378	3,095	—	2,365	—
With an allowance recorded:
Commercial business	2,481	2,481	996	1,946	—
Commercial mortgage	10	10	10	449	—

	2,491	2,491	1,006	2,395	—

	$4,869	$5,586	$1,006	$4,760	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
June 30, 2016
Uncriticized	$333,564	$594,576
Special mention	8,796	15,098
Substandard	6,716	5,873
Doubtful	—	—

Total	$349,076	$615,547

December 31, 2015
Uncriticized	$298,413	$551,603
Special mention	4,916	9,015
Substandard	10,146	6,863
Doubtful	—	—

Total	$313,475	$567,481

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
June 30, 2016
Performing	$401,053	$122,178	$671,003	$17,737
Non-performing	1,485	182	1,015	15

Total	$402,538	$122,360	$672,018	$17,752

December 31, 2015
Performing	$374,175	$124,531	$651,027	$18,340
Non-performing	1,848	235	1,467	21

Total	$376,023	$124,766	$652,494	$18,361

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
June 30, 2016
Loans:
Ending balance	$349,076	$615,547	$402,538	$122,360	$672,018	$17,752	$2,179,291

Evaluated for impairment:
Individually	$2,281	$1,532	$—	$—	$—	$—	$3,813

Collectively	$346,795	$614,015	$402,538	$122,360	$672,018	$17,752	$2,175,478

Allowance for loan losses:
Ending balance	$6,197	$9,496	$1,444	$318	$10,696	$374	$28,525

Evaluated for impairment:
Individually	$466	$129	$—	$—	$—	$—	$595

Collectively	$5,731	$9,367	$1,444	$318	$10,696	$374	$27,930

June 30, 2015
Loans:
Ending balance	$292,674	$538,034	$95,259	$391,645	$641,871	$19,141	$1,978,624

Evaluated for impairment:
Individually	$4,643	$3,070	$—	$—	$—	$—	$7,713

Collectively	$288,031	$534,964	$95,259	$391,645	$641,871	$19,141	$1,970,911

Allowance for loan losses:
Ending balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500

Evaluated for impairment:
Individually	$1,247	$707	$—	$—	$—	$—	$1,954

Collectively	$4,087	$8,651	$465	$1,198	$10,676	$469	$25,546

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2016 (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2016
Beginning balance	$5,436	$9,715	$1,384	$345	$10,297	$391	$27,568
Charge-offs	(42)	(8)	(134)	(47)	(1,898)	(119)	(2,248)
Recoveries	69	6	100	3	994	81	1,253
Provision (credit)	734	(217)	94	17	1,303	21	1,952

Ending balance	$6,197	$9,496	$1,444	$318	$10,696	$374	$28,525

Six months ended June 30, 2016
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	(644)	(12)	(180)	(51)	(4,396)	(276)	(5,559)
Recoveries	169	11	125	7	2,164	203	2,679
Provision	1,132	470	152	17	2,470	79	4,320

Ending balance	$6,197	$9,496	$1,444	$318	$10,696	$374	$28,525

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and six month periods ended June 30, 2015 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended June 30, 2015
Beginning balance	$5,395	$8,156	$558	$1,430	$11,205	$447	$27,191
Charge-offs	(13)	(201)	(22)	(154)	(1,841)	(154)	(2,385)
Recoveries	86	7	13	9	1,196	95	1,406
Provision (credit)	(134)	1,396	(84)	(87)	116	81	1,288

Ending balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500

Six months ended June 30, 2015
Beginning balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637
Charge-offs	(1,154)	(810)	(77)	(238)	(4,263)	(413)	(6,955)
Recoveries	134	96	46	19	2,301	193	2,789
Provision	733	1,950	(74)	(68)	1,255	233	4,029

Ending balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $66.4 and $60.4 million as of June 30, 2016 and December 31, 2015, respectively. The Company performs a goodwill impairment test on an annual basis as of September 30 or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2015	$48,536	$11,866	$60,402
Acquisition	—	6,015	6,015

Balance, June 30, 2016	$48,536	$17,881	$66,417

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

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Other intangibles assets:
Gross carrying amount	$12,610	$8,682
Accumulated amortization	(2,775)	(2,138)

Net book value	$9,835	$6,544

Amortization expense for total other intangible assets was $315 thousand and $637 thousand for the three and six months ended June 30, 2016, $238 thousand and $481 thousand for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the estimated amortization expense of other intangible assets for the remainder of 2016 and each of the next five years is as follows (in thousands):

2016 (remainder of year)	$612
2017	1,144
2018	1,035
2019	937
2020	840
2021	738

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the six month periods ended June 30, 2016 and 2015:

	Outstanding	Treasury	Issued
June 30, 2016
Shares outstanding at December 31, 2015	14,190,192	207,317	14,397,509
Common stock issued for acquisition	294,705	—	294,705
Restricted stock awards issued	8,800	(8,800)	—
Restricted stock awards forfeited	(7,983)	7,983	—
Stock options exercised	40,561	(40,561)	—
Stock awards	2,244	(2,244)	—

Shares outstanding at June 30, 2016	14,528,519	163,695	14,692,214

June 30, 2015
Shares outstanding at December 31, 2014	14,118,048	279,461	14,397,509
Restricted stock awards issued	49,084	(49,084)	—
Restricted stock awards forfeited	(2,271)	2,271	—
Stock options exercised	3,722	(3,722)	—
Treasury stock purchases	(1,791)	1,791	—
Stock awards	2,363	(2,363)	—

Shares outstanding at June 30, 2015	14,184,135	213,374	14,397,509

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the components of other comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended June 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$6,810	$2,629	$4,181
Reclassification adjustment for net gains included in net income (1)	(1,417)	(547)	(870)

Total securities available for sale and transferred securities	5,393	2,082	3,311
Amortization of pension and post-retirement items:
Prior service credit	(12)	(4)	(8)
Net actuarial losses	239	91	148

Total pension and post-retirement obligations	227	87	140

Other comprehensive income	$5,620	$2,169	$3,451

Three months ended June 30, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(9,986)	$(3,822)	$(6,164)
Reclassification adjustment for net gains included in net income (1)	(69)	(26)	(43)

Total securities available for sale and transferred securities	(10,055)	(3,848)	(6,207)
Amortization of pension and post-retirement items:
Prior service credit	(12)	(4)	(8)
Net actuarial losses	235	87	148

Total pension and post-retirement obligations	223	83	140

Other comprehensive loss	$(9,832)	$(3,765)	$(6,067)

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Six months ended June 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$19,006	$7,335	$11,671
Reclassification adjustment for net gains included in net income (1)	(2,079)	(802)	(1,277)

Total securities available for sale and transferred securities	16,927	6,533	10,394
Amortization of pension and post-retirement items:
Prior service credit	(24)	(9)	(15)
Net actuarial losses	478	184	294

Total pension and post-retirement obligations	454	175	279

Other comprehensive income	$17,381	$6,708	$10,673

Six months ended June 30, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(3,590)	$(1,386)	$(2,204)
Reclassification adjustment for net gains included in net income (1)	(1,208)	(466)	(742)

Total securities available for sale and transferred securities	(4,798)	(1,852)	(2,946)
Amortization of pension and post-retirement items:
Prior service credit	(24)	(9)	(15)
Net actuarial losses	471	181	290

Total pension and post-retirement obligations	447	172	275

Other comprehensive loss	$(4,351)	$(1,680)	$(2,671)

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

Activity in accumulated other comprehensive loss, net of tax, for the three and six month periods ended June 30, 2016 and 2015 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
Three months ended June 30, 2016
Balance at beginning of period	$6,387	$(10,492)	$(4,105)
Other comprehensive income before reclassifications	4,181	—	4,181
Amounts reclassified from accumulated other comprehensive loss	(870)	140	(730)

Net current period other comprehensive income	3,311	140	3,451

Balance at end of period	$9,698	$(10,352)	$(654)

Three months ended June 30, 2015
Balance at beginning of period	$4,886	$(10,501)	$(5,615)
Other comprehensive loss before reclassifications	(6,164)	—	(6,164)
Amounts reclassified from accumulated other comprehensive loss	(43)	140	97

Net current period other comprehensive income (loss)	(6,207)	140	(6,067)

Balance at end of period	$(1,321)	$(10,361)	$(11,682)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Loss
Six months ended June 30, 2016
Balance at beginning of period	$(696)	$(10,631)	$(11,327)
Other comprehensive income before reclassifications	11,671	—	11,671
Amounts reclassified from accumulated other comprehensive loss	(1,277)	279	(998)

Net current period other comprehensive income	10,394	279	10,673

Balance at end of period	$9,698	$(10,352)	$(654)

Six months ended June 30, 2015
Balance at beginning of period	$1,625	$(10,636)	$(9,011)
Other comprehensive loss before reclassifications	(2,204)	—	(2,204)
Amounts reclassified from accumulated other comprehensive loss	(742)	275	(467)

Net current period other comprehensive income (loss)	(2,946)	275	(2,671)

Balance at end of period	$(1,321)	$(10,361)	$(11,682)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended June 30,
	2016	2015
Realized gain on sale of investment securities	$1,387	$—	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	30	69	Interest income

	1,417	69	Total before tax
	(547)	(26)	Income tax expense

	870	43	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	12	12	Salaries and employee benefits
Net actuarial losses (1)	(239)	(235)	Salaries and employee benefits

	(227)	(223)	Total before tax
	87	83	Income tax benefit

	(140)	(140)	Net of tax

Total reclassified for the period	$730	$(97)

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30,
	2016	2015
Realized gain on sale of investment securities	$2,000	$1,062	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	79	146	Interest income

	2,079	1,208	Total before tax
	(802)	(466)	Income tax expense

	1,277	742	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	24	24	Salaries and employee benefits
Net actuarial losses (1)	(478)	(471)	Salaries and employee benefits

	(454)	(447)	Total before tax
	175	172	Income tax benefit

	(279)	(275)	Net of tax

Total reclassified for the period	$998	$467

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

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

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the first six months of 2016.

		Weighted
		Average
	Number of	Per Share
	Underlying	Grant Date
	Shares	Fair Value
RSUs	14,500	$24.21
PSUs	24,084	22.94

The grant-date fair value for the RSUs granted during the six month period ended June 30, 2016 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

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

The grant-date fair value for the EPS portion of the PSUs granted during the six month period ended June 30, 2016 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The grant-date fair value of the TSR portion of the PSUs granted during the six month period ended June 30, 2016 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.88%, (iii) expected dividend yield of 2.99% and (iv) expected stock price volatility over the expected term of the TSR award of 24.3%.

During the six months ended June 30, 2016, the Company issued a total of 2,244 shares of common stock in-lieu of cash for the annual retainer of four non-employee directors and granted a total of 8,800 restricted shares of common stock to non-employee directors, of which 4,400 shares vested immediately and 4,400 shares will vest after completion of a one-year service requirement. The market price of the stock and restricted stock on the date of grant was $28.38.

The following is a summary of restricted stock award activity for the six month period ended June 30, 2016:

		Weighted
		Average
		Market
	Number of	Price at
	Shares	Grant Date
Outstanding at beginning of year	82,908	$17.23
Granted	8,800	28.38
Vested	(9,770)	25.56
Forfeited	(7,983)	19.47

Outstanding at end of period	73,955	$17.22

At June 30, 2016, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $1.3 million. This cost is expected to be recognized over a weighted-average period of 2.1 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2016 or 2015. The following is a summary of stock option activity for the six months ended June 30, 2016 (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	102,249	$19.21
Exercised	(40,561)	19.39
Expired	(2,000)	19.70

Outstanding and exercisable at end of period	59,688	$19.07	1.3	$418

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the six months ended June 30, 2016 and 2015 was $334 thousand and $39 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the six months ended June 30, 2016 and 2015 was $787 thousand and $165 thousand, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$157	$113	$255	$191
Other noninterest expense	146	154	177	179

Total share-based compensation expense	$303	$267	$432	$370

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$721	$581	$1,442	$1,162
Interest cost on projected benefit obligation	602	583	1,203	1,166
Expected return on plan assets	(1,150)	(1,205)	(2,300)	(2,410)
Amortization of prior service credit	(12)	(12)	(24)	(24)
Amortization of net actuarial losses	239	235	478	471

Net periodic pension expense	$400	$182	$799	$365

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

Off-balance sheet commitments consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$518,186	$514,818
Standby letters of credit	11,750	11,746

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $617 thousand and $1.3 million at June 30, 2016 and December 31, 2015, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$248,126	$—	$248,126
Mortgage-backed securities	—	371,409	—	371,409
Asset-backed securities	—	184	—	184

	$—	$619,719	$—	$619,719

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$209	$—	$209
Collateral dependent impaired loans	—	—	1,232	1,232
Other assets:
Loan servicing rights	—	—	1,183	1,183
Other real estate owned	—	—	281	281

	$—	$209	$2,696	$2,905

December 31, 2015
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$260,863	$—	$260,863
Mortgage-backed securities	—	283,314	—	283,314
Asset-backed securities	—	218	—	218

	$—	$544,395	$—	$544,395

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,430	$—	$1,430
Collateral dependent impaired loans	—	—	1,485	1,485
Other assets:
Loan servicing rights	—	—	1,241	1,241
Other real estate owned	—	—	163	163

	$—	$1,430	$2,889	$4,319

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2016 and 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month periods ended June 30, 2016 and 2015.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,232	Appraisal of collateral (1)	Appraisal adjustments (2)	35% - 50% discount
Loan servicing rights	1,183	Discounted cash flow	Discount rate	4.4% (3)
			Constant prepayment rate	15.4% (3)
Other real estate owned	281	Appraisal of collateral (1)	Appraisal adjustments (2)	13% - 72% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the six months ended June 30, 2016.

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

	Level in	June 30, 2016		December 31, 2015
	Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$67,624	$67,624	$60,121	$60,121
Securities available for sale	Level 2	619,719	619,719	544,395	544,395
Securities held to maturity	Level 2	478,549	490,833	485,717	490,064
Loans held for sale	Level 2	209	215	1,430	1,430
Loans	Level 2	2,182,074	2,202,286	2,055,192	2,046,235
Loans (1)	Level 3	1,232	1,232	1,485	1,485
Accrued interest receivable	Level 1	8,919	8,919	8,609	8,609
FHLB and FRB stock	Level 2	22,086	22,086	19,991	19,991
Financial liabilities:
Non-maturity deposits	Level 1	2,146,849	2,146,849	2,093,513	2,093,513
Time deposits	Level 2	711,156	712,905	637,018	636,159
Short-term borrowings	Level 1	338,300	338,300	293,100	293,100
Long-term borrowings	Level 2	39,025	37,566	38,990	40,313
Accrued interest payable	Level 1	5,147	5,147	4,676	4,676

(1)	Comprised of collateral dependent impaired loans.

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

The banking segment includes all of the Company’s retail and commercial banking operations. The non-banking segment includes the activities of Scott Danahy Naylon, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital, an investment advisor and wealth management firm that provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company operated as two business segments (banking and insurance) until the acquisition of Courier Capital on January 5, 2016, at which time the insurance segment was re-named as the non-banking segment to reflect the inclusion of Courier Capital which has similar products, services and reporting, as noted above. Holding company amounts primarily reflect the differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
June 30, 2016
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	3,733	6,102	—	9,835
Total assets	3,553,354	30,315	1,920	3,585,589
December 31, 2015
Goodwill	$48,536	$11,866	$—	$60,402
Other intangible assets, net	829	5,715	—	6,544
Total assets	3,356,987	20,315	3,722	3,381,024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) SEGMENT REPORTING (Continued)

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2016
Net interest income (expense)	$25,816	$—	$(617)	$25,199
Provision for loan losses	(1,952)	—	—	(1,952)
Noninterest income	6,944	2,050	(78)	8,916
Noninterest expense	(18,054)	(1,764)	(2,302)	(22,120)

Income (loss) before income taxes	12,754	286	(2,997)	10,043
Income tax (expense) benefit	(3,889)	(112)	1,109	(2,892)

Net income (loss)	$8,865	$174	$(1,888)	$7,151

Six months ended June 30, 2016
Net interest income	$51,153	$—	$(1,235)	$49,918
Provision for loan losses	(4,320)	—	—	(4,320)
Noninterest income	13,807	4,534	(208)	18,133
Noninterest expense	(36,399)	(3,570)	(3,369)	(43,338)

Income (loss) before income taxes	24,241	964	(4,812)	20,393
Income tax (expense) benefit	(6,990)	(376)	1,742	(5,624)

Net income (loss)	$17,251	$588	$(3,070)	$14,769

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
Three months ended June 30, 2015
Net interest income	$23,919	$—	$(515)	$23,404
Provision for loan losses	(1,288)	—	—	(1,288)
Noninterest income	5,522	1,033	(100)	6,455
Noninterest expense	(17,668)	(1,050)	(518)	(19,236)

Income (loss) before income taxes	10,485	(17)	(1,133)	9,335
Income tax (expense) benefit	(3,107)	5	352	(2,750)

Net income (loss)	$7,378	$(12)	$(781)	$6,585

Six months ended June 30, 2015
Net interest income	$47,066	$—	$(515)	$46,551
Provision for loan losses	(4,029)	—	—	(4,029)
Noninterest income	12,353	2,626	(227)	14,752
Noninterest expense	(34,947)	(2,237)	(1,063)	(38,247)

Income (loss) before income taxes	20,443	389	(1,805)	19,027
Income tax (expense) benefit	(6,056)	(154)	569	(5,641)

Net income (loss)	$14,387	$235	$(1,236)	$13,386

(1)	Includes activity from Courier Capital since January 5, 2016 (the date of acquisition).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this document and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;

•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;

•	Our inability to successfully implement our growth strategies;

•	We are subject to environmental liability risk associated with our lending activities;

•	Commercial real estate and business loans increase our exposure to credit risks;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;

•	Any future FDIC insurance premium increases may adversely affect our earnings;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;

•	Legal and regulatory proceedings and related matters could adversely affect us and banking industry in general;

•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;

•	We face competition in staying current with technological changes to compete and meet customer demands;

•	We rely on other companies to provide key components of our business infrastructure;

•	We use financial models for business planning purposes that may not adequately predict future results;

•	We may not be able to attract and retain skilled people;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	The fiscal and monetary policies of the federal government and its agencies have a significant impact on our earnings;

•	The soundness of other financial institutions could adversely affect us;

•	The value of our goodwill and other intangible assets may decline in the future;

•	A future proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur additional substantial costs and could negatively affect our business;

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	We may not pay or may reduce the dividends on our common stock;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and

•	The market price of our common stock may fluctuate significantly in response to a number of factors.

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

GENERAL

Financial Institutions, Inc. (the “Parent”) is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“Scott Danahy Naylon”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank has also expanded its indirect lending network to include relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. Scott Danahy Naylon provides a broad range of insurance services to personal and business clients across 44 states. Courier Capital, which we acquired on January 5, 2016, provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. We believe that we are well-positioned to be a strong competitor within our market area because of our focus on community banking needs and customer service, our comprehensive suite of deposit, loan, insurance and wealth management products typically found at larger banks, our highly experienced management team and our strategically located banking centers. We believe that the foregoing factors all help to grow our core deposits, which supports a central element of our business strategy, namely the growth of a diversified and high-quality loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2016 Second Quarter Results

Net income increased $566 thousand or 9% to $7.2 million for the second quarter of 2016 compared to $6.6 million for the second quarter of 2015. Net income available to common shareholders for the second quarter of 2016 was $6.8 million, or $0.47 per diluted share, compared with $6.2 million, or $0.44 per diluted share, for the second quarter of last year. Return on average equity was 9.07% and return on average assets was 0.80% for the second quarter of 2016 compared to 9.19% and 0.78%, respectively, for the second quarter of 2015.

Net interest income totaled $25.2 million in the second quarter 2016, up from $23.4 million in the second quarter 2015. Average earning assets were up $236.9 million, led by a $191.1 million increase in average loans in the second quarter of 2016 compared to the same quarter in 2015. The increase in average loans was primarily attributable to organic commercial loan growth. Second quarter 2016 net interest margin was 3.23%, a slight decrease from 3.24% reported in the second quarter of 2015.

The provision for loans losses was $2.0 million in the second quarter of 2016 compared to $1.3 million in the second quarter of 2015. Net charge-offs during the recent quarter were $1.0 million, unchanged from the second quarter of 2015. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.19% during the second quarter of 2016 compared with 0.20% in the second quarter of 2015. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the decreases in the provision for loan losses and net-charge-offs.

Noninterest income totaled $8.9 million in the second quarter of 2016, compared to $6.5 million in the second quarter of 2015. Included in the second quarter of 2016 are net gains realized from the sale of investment securities totaling $1.4 million. The higher noninterest income in the second quarter 2016 compared to the same quarter last year is also a result of the investment advisory income from Courier Capital. The increases in insurance income and ATM and debit income were partially offset by a decrease in service charges on deposits when comparing the second quarter periods.

Noninterest expense in the second quarter of 2016 totaled $22.1 million compared with $19.2 million in the second quarter of 2015. The increase in noninterest expense reflected higher professional services associated with responding to the proxy contest with Clover Partners, L.P., which amounted to $1.7 million in the second quarter of 2016. The second quarter of 2016 also included increases in salaries and employee benefits and occupancy and equipment costs reflecting the addition of Courier Capital.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 9.63%, and 13.08%, respectively, for the second quarter of 2016. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

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

We expect our commercial loan portfolio to grow in a manner that is consistent with our strategic initiatives and continued support of middle market small business lending. Automobile loan originations remained strong through the first half of 2016, reflecting the positive impact from our investment in building automotive dealer relationships. The residential real estate portfolio, which includes both first and junior lien residential real estate related products, is expected to increase as we remain focused on the customer experience and our convenient application process.

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

Noninterest expense is expected to increase in 2016 with the addition of Courier Capital, coupled with higher salaries and benefits costs associated with our expansion initiatives, including the opening of additional financial solution centers. We remain committed to diligent expense control and implemented several initiatives designed to reduce operating expenses late in the first quarter of 2016. We expect those specific savings to be reflected throughout the remainder of the year, however we do plan to continue to invest in our business with a focus on revenue enhancing initiatives to further accelerate our growth in the communities we serve.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income per consolidated statements of income	$28,246	$25,959	$55,881	$50,956
Adjustment to fully taxable equivalent basis	785	777	1,578	1,529

Interest income adjusted to a fully taxable equivalent basis	29,031	26,736	57,459	52,485
Interest expense per consolidated statements of income	3,047	2,555	5,963	4,405

Net interest income on a taxable equivalent basis	$25,984	$24,181	$51,496	$48,080

Analysis of Net Interest Income for the Three Month Periods ended June 30, 2016 and 2015

Net interest income on a taxable equivalent basis for the three months ended June 30, 2016, was $26.0 million, an increase of $1.8 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average earning assets of $236.9 million or 8% compared to the second quarter of 2015.

The net interest margin for the second quarter of 2016 was 3.23%, 1 basis point lower than 3.24% for the same period in 2015. This comparable period decrease was a function of a 2 basis point decrease in interest rate spread, partially offset by a higher contribution from net free funds of 1 basis point (due principally to increases in average noninterest-bearing deposits and other net free funds). The lower interest rate spread was a result of a 5 basis point increase in the cost of average interest-bearing liabilities partly offset by a 3 basis point increase in the yield on earning assets.

For the second quarter of 2016, the yield on average earning assets of 3.61% was 3 basis points higher than the second quarter of 2015. Loan yields decreased 1 basis point to 4.17% when comparing the second quarter of 2016 to the same period in 2015. The yield on investment securities increased 4 basis points during the second quarter of 2016 to 2.48%. Overall, the earning asset rate changes increased interest income by $5 thousand during the second quarter of 2016.

Average interest-earning assets were $3.23 billion for the second quarter 2016, an increase of $236.9 million or 8% from the comparable quarter last year, with average loans up $191.1 million and average securities up $45.6 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $142.4 million or 18% from the second quarter of 2015. Loans represented 66.7% of average interest-earning assets during second quarter of 2016 compared to 65.6% during the second quarter of 2015. The increase in the volume of average loans resulted in a $2.0 million increase in interest income, partially offset by a $107 thousand decrease due to the unfavorable rate variance. Securities represented 33.3% of average interest-earning assets during the second quarter of 2016 compared to 34.4% during the second quarter of 2015. The increase in the volume of average securities resulted in a $260 thousand increase in interest income, coupled with a $112 thousand increase due to the favorable rate variance.

The cost of average interest-bearing liabilities of 0.48% in the second quarter of 2016 was 5 basis points higher than the second quarter of 2015. The cost of average interest-bearing deposits increased 2 basis points to 0.37% and the cost of short-term borrowings increased 27 basis points to 0.65% in the second quarter of 2016 compared to the same quarter of 2015. The cost of long-term borrowings for the second quarter of 2016 was 6.33% compared to 6.23% for the same quarter of 2015, reflecting the issuance of $40 million of subordinated notes during the second quarter of 2015. Overall, interest-bearing liability rate and volume increases resulted in $492 thousand of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $2.55 billion in the second quarter of 2016 were $181.7 million or 8% higher than the second quarter of 2015. On average, interest-bearing deposits grew $188.5 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $34.5 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $258 thousand of higher interest expense during the second quarter of 2016. Average borrowings decreased $6.8 million compared to the second quarter of 2015. Overall, short and long-term borrowing rate and volume changes resulted in $234 thousand of higher interest expense during the second quarter of 2016.

Analysis of Net Interest Income for the Six Months ended June 30, 2016 and June 30, 2015

Net interest income on a taxable equivalent basis for the first six months of 2016 was $51.5 million compared to $48.1 million for the same period last year. The increase in net interest income was due to an increase in average earning assets of $274.5 million or 9% compared to the first six months of 2015.

The net interest margin for the first six months of 2016 was 3.25%, 8 basis points lower than 3.33% for the same period last year. This comparable period decrease was a function of a 10 basis point decrease in interest rate spread to 3.15% during the first six months of 2016, partially offset by a 2 basis point higher contribution from net free funds. The lower interest rate spread was a net result of a 10 basis point increase in the cost of interest-bearing liabilities.

The yield on earning assets was 3.63% for the first six months of 2016 and 2015. A decrease in the yield on the loan portfolio during the period (down 3 basis points to 4.19%), was offset by an increase in the yield on the investment securities portfolio (up 2 basis points, to 2.48%). Overall, earning asset rate changes reduced interest income by $87 thousand during the first half of 2016, but that was more than offset by a favorable volume variance that increased interest income by $5.1 million, which collectively drove a $5.0 million increase in interest income.

The cost of interest-bearing liabilities of 0.48% for the first six months of 2016 was 10 basis points higher than the same period in 2015. Rates on interest-bearing deposits were up 2 basis points to 0.36% for the first six months of 2016 versus the same period in 2015. The cost of short-term borrowings for the first six months of 2016 was 0.63% or 26 basis points higher that 0.37% for the same period last year. The cost of long-term borrowings for the first half of 2016 was 6.33% compared to 6.20% for the first half of 2015 due to the issuance of the Subordinated Notes in April 2015. Overall, interest-bearing liability rate and volume increases resulted in $513 thousand and $1.0 million of higher interest expense, respectively.

Average interest-earning assets were $3.18 billion for the first six months of 2016, an increase of $274.5 million or 9% from the comparable period last year, with average loans up $192.1 million and average securities up $82.3 million. The growth in average loans was comprised of increases in most loan categories. Commercial loans, in particular, were up $148.4 million or 19% from the first half of 2015. Residential real estate loans increased $30.3 million or 12% and consumer indirect loans increased $17.9 million or 3% when comparing the first six months of 2016 with the same period in 2015.

Average interest-bearing liabilities of $2.50 billion in the first six months of 2016 were $196.7 million or 9% higher than the first six months of 2015. On average, interest-bearing deposits grew $195.8 million, while noninterest-bearing demand deposits were up $43.7 million and average short-term borrowings decreased $21.5 million. Average long-term borrowings increased $22.4 million during the first half of 2016 due to the issuance of the subordinated notes in April 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$316	$—	0.49%	$26	$—	0.39%
Investment securities (1):
Taxable	784,166	4,419	2.25	741,355	4,069	2.20
Tax-exempt (2)	291,054	2,243	3.08	288,285	2,221	3.08

Total investment securities	1,075,220	6,662	2.48	1,029,640	6,290	2.44
Loans:
Commercial business	329,901	3,458	4.22	284,535	2,922	4.12
Commercial mortgage	606,360	6,872	4.56	509,317	5,823	4.59
Residential real estate loans	391,826	3,850	3.93	357,442	3,699	4.14
Residential real estate lines	125,212	1,182	3.80	129,167	1,168	3.63
Consumer indirect	683,722	6,491	3.82	664,222	6,281	3.79
Other consumer	17,562	516	11.81	18,848	553	11.76

Total loans	2,154,583	22,369	4.17	1,963,531	20,446	4.18

Total interest-earning assets	3,230,119	29,031	3.61	2,993,197	26,736	3.58

Allowance for loan losses	(28,307)			(27,924)
Other noninterest-earning assets	305,948			297,838

Total assets	$3,507,760			$3,263,111

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$579,497	$208	0.14%	$561,570	$197	0.14%
Savings and money market	1,017,911	330	0.13	929,701	289	0.12
Time deposits	698,505	1,547	0.89	616,145	1,341	0.87

Total interest-bearing deposits	2,295,913	2,085	0.37	2,107,416	1,827	0.35
Short-term borrowings	213,826	344	0.65	226,577	213	0.38
Long-term borrowings	39,015	618	6.33	33,053	515	6.23

Total borrowings	252,841	962	1.52	259,630	728	1.12

Total interest-bearing liabilities	2,548,754	3,047	0.48	2,367,046	2,555	0.43

Noninterest-bearing demand deposits	621,912			587,396
Other noninterest-bearing liabilities	19,923			21,320
Shareholders’ equity	317,171			287,349

Total liabilities and shareholders’ equity	$3,507,760			$3,263,111

Net interest income (tax-equivalent)		$25,984			$24,181

Interest rate spread			3.13%			3.15%

Net earning assets	$681,365			$626,151

Net interest margin (tax-equivalent)			3.23%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.73%			126.45%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$193	$1	0.53%	$75	$—	0.23%
Investment securities (1):
Taxable	759,125	8,524	2.25	686,299	7,532	2.20
Tax-exempt (2)	292,286	4,510	3.09	282,792	4,370	3.09

Total investment securities	1,051,411	13,034	2.48	969,091	11,902	2.46
Loans:
Commercial business	323,022	6,705	4.17	274,729	5,646	4.14
Commercial mortgage	594,251	13,585	4.60	494,095	11,374	4.64
Residential real estate loans	386,952	7,682	3.91	356,658	7,419	4.16
Residential real estate lines	126,264	2,390	3.81	129,305	2,334	3.64
Consumer indirect	680,927	13,022	3.85	662,982	12,707	3.86
Other consumer	17,744	1,041	11.80	19,290	1,103	11.53

Total loans	2,129,160	44,425	4.19	1,937,059	40,583	4.22

Total interest-earning assets	3,180,764	57,460	3.63	2,906,225	52,485	3.63

Allowance for loan losses	(27,973)			(27,904)
Other noninterest-earning assets	303,814			311,400

Total assets	$3,456,605			$3,189,721

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$575,960	$411	0.14%	$556,564	$353	0.13%
Savings and money market	991,770	654	0.13	884,709	506	0.12
Time deposits	678,521	2,981	0.88	609,169	2,588	0.86

Total interest-bearing deposits	2,246,251	4,046	0.36	2,050,442	3,447	0.34
Short-term borrowings	217,576	683	0.63	239,103	443	0.37
Long-term borrowings	39,006	1,235	6.33	16,618	515	6.20

Total borrowings	256,582	1,918	1.50	255,721	958	0.75

Total interest-bearing liabilities	2,502,833	5,964	0.48	2,306,163	4,405	0.38

Noninterest-bearing demand deposits	619,751			576,011
Other noninterest-bearing liabilities	20,842			21,386
Shareholders’ equity	313,179			286,161

Total liabilities and shareholders’ equity	$3,456,605			$3,189,721

Net interest income (tax-equivalent)		$51,496			$48,080

Interest rate spread			3.15%			3.25%

Net earning assets	$677,931			$600,062

Net interest margin (tax-equivalent)			3.25%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.09%			126.02%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Six months ended
	June 30, 2016 vs. 2015			June 30, 2016 vs. 2015
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$1	$—	$1
Investment securities:
Taxable	239	111	350	815	177	992
Tax-exempt	21	1	22	146	(6)	140

Total investment securities	260	112	372	961	171	1,132
Loans:
Commercial business	475	61	536	1,001	58	1,059
Commercial mortgage	1,100	(51)	1,049	2,291	(80)	2,211
Residential mortgage	344	(193)	151	611	(348)	263
Home equity	(36)	50	14	(56)	112	56
Consumer indirect	185	25	210	343	(28)	315
Other consumer	(38)	1	(37)	(90)	28	(62)

Total loans	2,030	(107)	1,923	4,100	(258)	3,842

Total interest income	2,290	5	2,295	5,062	(87)	4,975

Interest expense:
Deposits:
Interest-bearing demand	6	5	11	12	46	58
Savings and money market	28	13	41	65	83	148
Time deposits	182	24	206	303	90	393

Total interest-bearing deposits	216	42	258	380	219	599
Short-term borrowings	(13)	144	131	(43)	283	240
Long-term borrowings	94	9	103	709	11	720

Total borrowings	81	153	234	666	294	960

Total interest expense	297	195	492	1,046	513	1,559

Net interest income	$1,993	$(190)	$1,803	$4,016	$(600)	$3,416

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three and six month periods ended June 30, 2016 were $2.0 million and $4.3 million, respectively, compared to $1.3 million and $4.0 million for the corresponding periods in 2015.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Service charges on deposits	$1,755	$1,964	$3,479	$3,843
Insurance income	1,183	1,057	2,855	2,665
ATM and debit card	1,421	1,283	2,746	2,476
Investment advisory	1,365	541	2,608	1,028
Company owned life insurance	486	493	1,854	960
Investments in limited partnerships	36	55	92	529
Loan servicing	112	96	228	263
Net gain on sale of loans held for sale	78	39	156	108
Net gain on disposal of investment securities	1,387	—	2,000	1,062
Net gain (loss) on disposal of other assets	82	16	86	20
Other	1,011	911	2,029	1,798

Total noninterest income	$8,916	$6,455	$18,133	$14,752

Service charges on deposit accounts for the six months ended June 30, 2016 decreased $364 thousand, or 9%, compared to the same period in 2015. The decrease was primarily due to a decrease in the amount of checking account overdraft activity.

Insurance income increased $190 thousand, or 7%, to $2.9 million for the first six months of 2016 compared to $2.7 million for the first half of 2015 reflecting successful business development efforts to drive increases in our fee-based revenue.

Investment advisory income increased to $2.6 million in the first half of 2016 compared to $1.0 million in the first half of 2015, reflecting the contribution from Courier Capital which was acquired early in the first quarter 2016 as part of our strategy to diversify our business lines and increase noninterest income through additional fee-based services.

Income from company owned life insurance increased to $1.9 million in the first six months of 2016 compared to $960 thousand in the same period in 2015, as the first quarter of 2016 included $911 thousand of death benefit proceeds.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $92 thousand and $529 thousand for the six months ended June 30, 2016 and 2015, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the first half of 2016, we recognized net gains on investment securities totaling $2.0 million from the sale of 17 agency securities and nine mortgage backed securities. The $1.1 million in gains realized during the first quarter of 2015 resulted from the sale of six agency securities and nine mortgage backed securities. The amount and timing of our sale of investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$10,818	$10,606	$22,432	$20,829
Occupancy and equipment	3,664	3,375	7,289	7,074
Professional services	2,833	866	4,280	1,834
Computer and data processing	913	810	1,717	1,512
Supplies and postage	464	508	1,058	1,071
FDIC assessments	441	415	877	833
Advertising and promotions	347	238	724	477
Other	2,640	2,418	4,961	4,617

Total noninterest expense	$22,120	$19,236	$43,338	$38,247

Salaries and employee benefits expense increased by $1.6 million or 8% in the first half of 2016 compared to the same period in 2015, reflecting the addition of Courier Capital as well as additional personnel to support organic growth as part of the Company’s expansion initiatives.

Occupancy and equipment expense was relatively flat at $7.3 million, as the incremental expenses associated with Courier Capital’s operations were offset by the favorable impact of lower snow plowing and lawn maintenance costs compared to a year ago.

Professional services increased $2.4 million when comparing the first six months of 2016 to the same period in 2015. The current year includes approximately $2.1 million of professional services associated with the proxy contest.

Computer and data processing expense increased $205 thousand, or 14%, when comparing the first half of 2016 to the first half of 2015 primarily due to information technology projects to maintain and improve our infrastructure.

Advertising and promotions expense was $724 thousand for the six month period ended June 30, 2016 compared to $477 thousand for the same time period in 2015. The increase was due to advertising campaigns implemented during the current year to build recognition of our brand in the Rochester and Buffalo markets.

Other noninterest expense was $5.0 million in the first six months of 2016 compared to $4.6 million in the first six months of 2015. Other noninterest expense for the first six months ended June 30, 2016 included an increase of $195 thousand in intangible asset amortization attributable to the Courier Capital acquisition.

Our efficiency ratio for the six months ended June 30, 2016 was 63.97% compared with 61.13% for the first half of 2015. The increase in the efficiency ratio is a result of noninterest expenses increasing at a higher rate than noninterest income during the comparable periods. The higher level of noninterest expense is associated with the aforementioned proxy contest. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities and proceeds from company owned life insurance. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

Income Taxes

For the six months ended June 30, 2016 and 2015, we recorded income tax expense of $5.6 million. The effective tax rates for the year-to-date periods in 2016 and 2015 were 27.6% and 29.6%, respectively. The decrease in the effective tax rate was primarily due to the non-taxable death benefits proceeds on company owned life insurance received in the first quarter of 2016. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate reflects the New York State tax savings generated by our real estate investment trust.

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

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale (“AFS”):
U.S. Government agencies and government-sponsored enterprise securities	$241,583	$248,126	$260,748	$260,863
Mortgage-backed securities:
Agency mortgage-backed securities	360,356	370,625	282,873	282,505
Non-Agency mortgage-backed securities	—	784	—	809
Asset-backed securities	—	184	—	218

Total AFS securities	601,939	619,719	543,621	544,395
Securities held to maturity (“HTM”):
State and political subdivisions	294,507	304,567	294,423	300,981
Mortgage-backed securities	184,042	186,266	191,294	189,083

Total HTM securities	478,549	490,833	485,717	490,064

Total investment securities	$1,080,488	$1,110,552	$1,029,338	$1,034,459

The AFS investment securities portfolio increased $75.3 million or 14%, from $544.4 million at December 31, 2015 to $619.7 million at June 30, 2016. The AFS portfolio had net unrealized gains totaling $17.8 million and $774 thousand at June 30, 2016 and December 31, 2015, respectively. The unrealized gains in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) and perform formal reviews quarterly. Declines in the fair value of HTM and AFS below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing the intent to sell the debt security or the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions specifically related to the security, an industry, or a geographic area, the historical and implied volatility of the fair value of the security, the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the six month periods ended June 30, 2016 and 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial business	$349,432	15.8%	$313,758	15.0%
Commercial mortgage	614,141	27.8	566,101	27.2

Total commercial	963,573	43.6	879,859	42.2
Residential real estate loans	408,367	18.5	381,074	18.3
Residential real estate lines	125,054	5.6	127,347	6.1
Consumer indirect	696,908	31.5	676,940	32.5
Other consumer	17,929	0.8	18,542	0.9

Total consumer	1,248,258	56.4	1,203,903	57.8

Total loans	2,211,831	100.0%	2,083,762	100.0%

Less: Allowance for loan losses	28,525		27,085

Total loans, net	$2,183,306		$2,056,677

Total loans increased $128.1 million to $2.21 billion at June 30, 2016 from $2.08 billion at December 31, 2015. The increase in loans was attributable to organic growth, primarily in the commercial loan portfolios.

Commercial loans increased $83.7 million and represented 43.6% of total loans as of June 30, 2016, a result of our continued commercial business development efforts.

The consumer indirect portfolio totaled $696.9 million and represented 31.5% of total loans as of June 30, 2016. During the first half of 2016, we originated $157.8 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. During the first half of 2015, we originated $149.3 million in indirect auto loans with a mix of approximately 41% new auto and 59% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $209 thousand and $1.4 million as of June 30, 2016 and December 31, 2015, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $186.5 million and $196.0 million as of June 30, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance as of beginning of period	$27,568	$27,191	$27,085	$27,637
Charge-offs:
Commercial business	42	13	644	1,154
Commercial mortgage	8	201	12	810
Residential real estate loans	134	58	180	197
Residential real estate lines	47	118	51	118
Consumer indirect	1,898	1,841	4,396	4,263
Other consumer	119	154	276	413

Total charge-offs	2,248	2,385	5,559	6,955
Recoveries:
Commercial business	69	86	169	134
Commercial mortgage	6	7	11	96
Residential real estate loans	100	20	125	61
Residential real estate lines	3	2	7	4
Consumer indirect	994	1,196	2,164	2,301
Other consumer	81	95	203	193

Total recoveries	1,253	1,406	2,679	2,789

Net charge-offs	995	979	2,880	4,166
Provision for loan losses	1,952	1,288	4,320	4,029

Balance at end of period	$28,525	$27,500	$28,525	$27,500

Net loan charge-offs to average loans (annualized)	0.19%	0.20%	0.27%	0.43%
Allowance for loan losses to total loans	1.29%	1.37%	1.29%	1.37%
Allowance for loan losses to non-performing loans	435%	257%	435%	257%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of June 30, 2016.

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

Net charge-offs of $995 thousand in the second quarter of 2016 represented 0.19% of average loans on an annualized basis compared to $979 thousand or 0.20% in the second quarter of 2015. For the six months ended June 30, 2016, net charge-offs of $2.9 million represented 0.27% of average loans, compared to $4.2 million or 0.43% of average loans for the same period in 2015. The first quarter of 2015 included charge-offs for two commercial loan relationships totaling $1.7 million. The allowance for loan losses was $28.5 million at June 30, 2016, compared with $27.1 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.29% at June 30, 2016 and 1.30% at December 31, 2015. The ratio of allowance for loan losses to non-performing loans was 435% at June 30, 2016, compared with 321% at December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	June 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial business	$2,312	$3,922
Commercial mortgage	1,547	947
Residential real estate loans	1,485	1,848
Residential real estate lines	182	235
Consumer indirect	1,015	1,467
Other consumer	4	13

Total nonaccrual loans	6,545	8,432
Accruing loans or consumer overdrafts 90 days or more delinquent	11	8

Total non-performing loans	6,556	8,440
Foreclosed assets	281	163

Total non-performing assets	$6,837	$8,603

Non-performing loans to total loans	0.30%	0.41%
Non-performing assets to total assets	0.19%	0.25%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and six months ended June 30, 2016 was as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2016	June 30, 2016
Nonaccrual loans, beginning of period	$8,558	$8,432
Additions	3,351	9,356
Payments	(2,822)	(4,784)
Charge-offs	(2,189)	(5,423)
Returned to accruing status	(119)	(662)
Transferred to other real estate or repossessed assets	(234)	(374)

Nonaccrual loans, end of period	$6,545	$6,545

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at June 30, 2016 were $6.8 million, a decrease of $1.8 million from $8.6 million at December 31, 2015. The primary component of non-performing assets is non-performing loans, which were $6.6 million or 0.30% of total loans at June 30, 2016, compared with $8.4 million or 0.41% of total loans at December 31, 2015.

Approximately $2.8 million, or 42%, of the $6.6 million in non-performing loans as of June 30, 2016 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $2.0 million and $2.4 million at June 30, 2016 and December 31, 2015, respectively. We had no TDRs that were accruing interest as of June 30, 2016 or December 31, 2015.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented five properties totaling $281 thousand at June 30, 2016 and four properties totaling $163 thousand at December 31, 2015.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $8.7 million and $12.1 million in loans that continued to accrue interest which were classified as substandard as of June 30, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$626,240	21.9%	$641,972	23.5%
Interest-bearing demand	560,284	19.6	523,366	19.2
Savings and money market	960,325	33.6	928,175	34.0
Certificates of deposit < $250,000	590,524	20.7	545,044	19.9
Certificates of deposit of $250,000 or more	120,632	4.2	91,974	3.4

Total deposits	$2,858,005	100.0%	$2,730,531	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2016, total deposits were $2.86 billion, representing an increase of $127.5 million for the year. Time deposits were approximately 25% of total deposits at June 30, 2016 and 23% at December 31, 2015.

Nonpublic deposits, the largest component of our funding sources, totaled $1.82 billion at June 30, 2016 and December 31, 2015, and represented 64% and 66% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to various public entities, including the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $757.9 million and $675.7 million at June 30, 2016 and December 31, 2015, respectively, and represented 27% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2016 was due largely to successful business development efforts.

We had no traditional brokered deposits at June 30, 2016 or December 31, 2015; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $131.7 million and $148.4 million, respectively, at June 30, 2016, compared to $92.9 million and $146.6, respectively, at December 31, 2015.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015
Short-term borrowings - Short-term FHLB borrowings	$338,300	$293,100
Long-term borrowings - Subordinated notes	39,025	38,990

Total borrowings	$377,325	$332,090

Short-term Borrowings

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $13 million of immediate credit capacity with the FHLB as of June 30, 2016. We had approximately $500 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at June 30, 2016. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $140 million of credit available under unsecured federal funds purchased lines with various banks as of June 30, 2016. Additionally, we had approximately $235 million of unencumbered liquid securities available for pledging.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of up to one year and include overnight borrowings which we typically utilize to address short term funding needs as they arise. Short-term FHLB borrowings at June 30, 2016 consisted of $176.8 million in overnight borrowings and $161.5 million in short-term advances. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At June 30, 2016, no amounts have been drawn on the line of credit.

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

We manage liquidity for the Bank by the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $338.3 million outstanding at June 30, 2016. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $650 million from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2016. The line of credit has a one year term and matures in May 2017. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $67.6 million as of June 30, 2016, up $7.5 million from $60.1 million as of December 31, 2015. Net cash provided by operating activities totaled $22.8 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $182.3 million, which included outflows of $131.3 million for net loan originations and $49.5 million from net investment securities transactions. Net cash provided by financing activities of $167.0 million was attributed to a $127.5 million increase in deposits and a $45.2 million increase in short-term borrowings, partly offset by $6.4 million in dividend payments.

Capital Management

We actively manage capital, commensurate with our risk profile, to enhance shareholder value. We also seek to maintain capital levels for the Company, and/or the Bank specifically, at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ equity was $322.2 million at June 30, 2016, an increase of $28.3 million from $293.8 million at December 31, 2015. Net income for the year and stock issued for the acquisition of Courier Capital increased shareholders’ equity by $14.8 million and $8.1 million, respectively, which were partially offset by common and preferred stock dividends declared of $6.5 million. Accumulated other comprehensive income included in shareholders’ equity increased $10.7 million during the first six months of 2016 due primarily to higher net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	June 30,	December 31,
	2016	2015
Common shareholders’ equity	$304,836	$276,504
Less: Goodwill and other intangible assets, net of deferred tax liabilities	69,151	61,217
Net unrealized (loss) gain on investment securities (1)	9,698	(696)
Net periodic pension & postretirement benefits plan adjustments	(10,352)	(10,631)
Other	179	201

Common equity Tier 1 (“CET1”) capital	236,160	226,413
Plus: Preferred stock	17,340	17,340
Less: Other	120	301

Tier 1 Capital	253,380	243,452
Plus: Qualifying allowance for loan losses	28,525	27,085
Subordinated Notes	39,025	38,990

Total regulatory capital	$320,930	$309,527

Adjusted average total assets (for leverage capital purposes)	$3,429,128	$3,287,646

Total risk-weighted assets	$2,452,780	$2,318,536

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.39%	7.41%
CET1 capital (CET1 capital to total risk-weighted assets)	9.63	9.77
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.33	10.50
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	13.08	13.35

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

Basel III Capital Rules

The BCBS rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio from 4.0% to 6.0%, require a minimum total capital to risk-weighted assets ratio of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements, effectively increasing the minimum required risk-weighted asset ratios. This capital conservation buffer is being phased-in beginning on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Banking institutions with a capital conservation buffer below the minimum level will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of June 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Tier 1 leverage:
Company	$253,380	7.39%	$137,165	4.00%	$137,165	4.00%	$171,456	5.00%
Bank	274,992	8.04	136,838	4.00	136,838	4.00	171,047	5.00
CET1 capital:
Company	236,160	9.63	125,705	5.13	171,695	7.00	159,431	6.50
Bank	274,992	11.26	125,144	5.13	170,928	7.00	158,719	6.50
Tier 1 capital:
Company	253,380	10.33	162,497	6.63	208,486	8.50	196,222	8.00
Bank	274,992	11.26	161,771	6.63	207,556	8.50	195,346	8.00
Total capital:
Company	320,930	13.08	211,552	8.63	257,542	10.50	245,278	10.00
Bank	303,517	12.43	210,608	8.63	256,392	10.50	244,183	10.00
December 31, 2015
Tier 1 leverage:
Company	$243,452	7.41%	$131,506	4.00%	$131,506	4.00%	$164,382	5.00%
Bank	265,487	8.09	131,188	4.00	131,188	4.00	163,985	5.00
CET1 capital:
Company	226,413	9.77	104,334	4.50	162,297	7.00	150,705	6.50
Bank	265,487	11.49	103,971	4.50	161,733	7.00	150,180	6.50
Tier 1 capital:
Company	243,452	10.50	139,112	6.00	197,076	8.50	185,483	8.00
Bank	265,487	11.49	138,628	6.00	196,389	8.50	184,837	8.00
Total capital:
Company	309,527	13.35	185,483	8.00	243,446	10.50	231,854	10.00
Bank	292,572	12.66	184,837	8.00	242,599	10.50	231,046	10.00

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

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2015 to June 30, 2016. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At June 30, 2016, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending June 30, 2017 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(822)	$570	$1,592	$(5)
% Change	(0.80)%	0.55%	1.55%	0.00%

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

Economic Value of Equity At Risk

The economic (or “fair”) value of financial instruments on our balance sheet will also vary under the interest rate scenarios previously discussed. This variance is measured by simulating changes in our economic value of equity (“EVE”), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while fair values of non-financial assets and liabilities are assumed to equal book value and do not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of our balance sheet evolve and as interest rate and yield curve assumptions are updated.

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2016 and December 31, 2015. The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2016 and December 31, 2015. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	June 30, 2016			December 31, 2015
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$505,639			$497,349
- 100 Basis Points	538,742	$33,103	6.55%	508,973	$11,624	2.34%
+ 100 Basis Points	492,771	(12,868)	(2.54)	480,888	(16,461)	(3.31)
+ 200 Basis Points	472,886	(32,753)	(6.48)	460,567	(36,782)	(7.40)
+ 300 Basis Points	440,533	(65,106)	(12.88)	429,381	(67,968)	(13.67)

The Pre-Shock Scenario EVE was $505.6 million at June 30, 2016, compared to $497.3 million at December 31, 2015. The increase in the Pre-Shock Scenario EVE at June 30, 2016, compared to December 31, resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $460.6 million at December 31, 2015 to $472.9 million at June 30, 2016, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from to (7.40)% at December 31, 2015 to (6.48)% at June 30, 2016. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of June 30, 2016, compared to December 31, 2015.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

The acquisition of Courier Capital Corporation was consummated on January 5, 2016, at which time Courier Capital, LLC (“Courier Capital”) became a consolidated subsidiary of the Company. The Company is in the process of reviewing the internal control structure of Courier Capital and, if necessary, will make appropriate changes as it integrates Courier Capital into the Company’s overall internal control over financial reporting process. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and its Chief Financial Officer, other than as noted above, no changes in the Company’s internal control over financial reporting have occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, the majority of our investment advisory revenue is from fees based on assets under management. The value of the assets under management is determined, in part by market conditions that can be volatile. As a result, investment advisory revenues and profitability can fluctuate with market conditions.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, August 5, 2016
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, August 5, 2016
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, August 5, 2016
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)