Form 10-Q
period 2016-09-30
FINANCIAL INSTITUTIONS INC
filed 2016-11-04
CIK 862831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 14,527,719 shares of Common Stock, $0.01 par value, outstanding as of October 28, 2016.

FINANCIAL INSTITUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$110,721	$60,121
Securities available for sale, at fair value	559,495	544,395
Securities held to maturity, at amortized cost (fair value of $538,630 and $490,064, respectively)	528,708	485,717
Loans held for sale	844	1,430
Loans (net of allowance for loan losses of $29,350 and $27,085, respectively)	2,254,644	2,056,677
Company owned life insurance	62,942	63,045
Premises and equipment, net	40,178	39,445
Goodwill and other intangible assets, net	75,943	66,946
Other assets	53,890	63,248

Total assets	$3,687,365	$3,381,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$657,624	$641,972
Interest-bearing demand	629,413	523,366
Savings and money market	1,052,224	928,175
Time deposits	724,096	637,018

Total deposits	3,063,357	2,730,531
Short-term borrowings	230,200	293,100
Long-term borrowings, net of issuance costs of $957 and $1,010, respectively	39,043	38,990
Other liabilities	28,494	24,559

Total liabilities	3,361,094	3,087,180

Shareholders’ equity:
Series A 3% preferred stock, $100 par value; 1,533 shares authorized; 1,492 shares issued	149	149
Series B-1 8.48% preferred stock, $100 par value; 200,000 shares authorized; 171,906 shares issued	17,191	17,191

Total preferred equity	17,340	17,340
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,692,214 and 14,397,509 shares issued, respectively	147	144
Additional paid-in capital	81,459	72,690
Retained earnings	232,396	218,920
Accumulated other comprehensive loss	(1,961)	(11,327)
Treasury stock, at cost – 164,495 and 207,317 shares, respectively	(3,110)	(3,923)

Total shareholders’ equity	326,271	293,844

Total liabilities and shareholders’ equity	$3,687,365	$3,381,024

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$23,619	$21,210	$68,044	$61,793
Interest and dividends on investment securities	5,741	5,797	17,196	16,170
Other interest income	—	—	1	—

Total interest income	29,360	27,007	85,241	77,963

Interest expense:
Deposits	2,192	1,917	6,237	5,364
Short-term borrowings	500	342	1,183	785
Long-term borrowings	618	617	1,853	1,132

Total interest expense	3,310	2,876	9,273	7,281

Net interest income	26,050	24,131	75,968	70,682
Provision for loan losses	1,961	754	6,281	4,783

Net interest income after provision for loan losses	24,089	23,377	69,687	65,899

Noninterest income:
Service charges on deposits	1,913	2,037	5,392	5,880
Insurance income	1,407	1,265	4,262	3,930
ATM and debit card	1,441	1,297	4,187	3,773
Investment advisory	1,326	523	3,934	1,551
Company owned life insurance	486	488	2,340	1,448
Investments in limited partnerships	161	336	253	865
Loan servicing	104	153	332	416
Net gain on sale of loans held for sale	46	53	202	161
Net gain on investment securities	426	286	2,426	1,348
Net gain on other assets	199	—	285	20
Amortization of tax credit investment	—	(390)	—	(390)
Other	1,030	957	3,059	2,755

Total noninterest income	8,539	7,005	26,672	21,757

Noninterest expense:
Salaries and employee benefits	11,325	10,278	33,757	31,107
Occupancy and equipment	3,617	3,417	10,906	10,491
Professional services	956	1,064	5,236	2,898
Computer and data processing	832	779	2,549	2,291
Supplies and postage	490	540	1,548	1,611
FDIC assessments	406	444	1,283	1,277
Advertising and promotions	214	312	938	789
Other	2,778	2,484	7,739	7,101

Total noninterest expense	20,618	19,318	63,956	57,565

Income before income taxes	12,010	11,064	32,403	30,091
Income tax expense	3,541	2,748	9,165	8,389

Net income	$8,469	$8,316	$23,238	$21,702

Preferred stock dividends	366	366	1,097	1,097

Net income available to common shareholders	$8,103	$7,950	$22,141	$20,605

Earnings per common share (Note 3):
Basic	$0.56	$0.56	$1.53	$1.46
Diluted	$0.56	$0.56	$1.53	$1.46
Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60
Weighted average common shares outstanding:
Basic	14,456	14,087	14,429	14,076
Diluted	14,500	14,139	14,485	14,124

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$8,469	$8,316	$23,238	$21,702
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on securities available for sale	(1,446)	5,492	8,948	2,546
Pension and post-retirement obligations	139	138	418	413

Total other comprehensive income (loss), net of tax	(1,307)	5,630	9,366	2,959

Comprehensive income	$7,162	$13,946	$32,604	$24,661

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2016 and 2015

(Dollars in thousands, except per share data)	Preferred Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2015	$17,340	$144	$72,955	$203,312	$(9,011)	$(5,208)	$279,532
Comprehensive income:
Net income	—	—	—	21,702	—	—	21,702
Other comprehensive income, net of tax	—	—	—	—	2,959	—	2,959
Purchases of common stock for treasury	—	—	—	—	—	(41)	(41)
Share-based compensation plans:
Share-based compensation	—	—	520	—	—	—	520
Stock options exercised	—	—	1	—	—	251	252
Restricted stock awards issued, net	—	—	(1,060)	—	—	1,060	—
Stock awards	—	—	11	—	—	43	54
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.60 per share	—	—	—	(8,447)	—	—	(8,447)

Balance at September 30, 2015	$17,340	$144	$72,427	$215,470	$(6,052)	$(3,895)	$295,434

Balance at January 1, 2016	$17,340	$144	$72,690	$218,920	$(11,327)	$(3,923)	$293,844
Comprehensive income:
Net income	—	—	—	23,238	—	—	23,238
Other comprehensive income, net of tax	—	—	—	—	9,366	—	9,366
Common stock issued	—	3	8,097	—	—	—	8,100
Share-based compensation plans:
Share-based compensation	—	—	597	—	—	—	597
Stock options exercised	—	—	20	—	—	794	814
Restricted stock awards issued, net	—	—	24	—	—	(24)	—
Excess tax benefit on share-based compensation	—	—	10	—	—	—	10
Stock awards	—	—	21	—	—	43	64
Cash dividends declared:
Series A 3% Preferred-$2.25 per share	—	—	—	(3)	—	—	(3)
Series B-1 8.48% Preferred-$6.36 per share	—	—	—	(1,094)	—	—	(1,094)
Common-$0.60 per share	—	—	—	(8,665)	—	—	(8,665)

Balance at September 30, 2016	$17,340	$147	$81,459	$232,396	$(1,961)	$(3,110)	$326,271

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,238	$21,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,480	4,065
Net amortization of premiums on securities	2,325	2,355
Provision for loan losses	6,281	4,783
Share-based compensation	597	520
Deferred income tax (benefit) expense	(523)	318
Proceeds from sale of loans held for sale	9,246	10,370
Originations of loans held for sale	(8,458)	(11,022)
Income on company owned life insurance	(2,340)	(1,448)
Net gain on sale of loans held for sale	(202)	(161)
Net gain on investment securities	(2,426)	(1,348)
Amortization of tax credit investment	—	390
Net gain on other assets	(285)	(20)
Decrease in other assets	3,548	2,830
Increase in other liabilities	1,943	1,819

Net cash provided by operating activities	37,424	35,153

Cash flows from investing activities:
Purchases of available for sale securities	(192,140)	(271,899)
Purchases of held to maturity securities	(90,602)	(53,768)
Proceeds from principal payments, maturities and calls on available for sale securities	107,418	118,378
Proceeds from principal payments, maturities and calls on held to maturity securities	48,424	23,826
Proceeds from sales of securities available for sale	85,772	37,620
Net loan originations	(204,691)	(130,485)
Proceeds from company owned life insurance, net of purchases	2,443	(34)
Proceeds from sales of other assets	602	167
Purchases of premises and equipment	(4,242)	(4,957)
Cash consideration paid for acquisition, net of cash acquired	(868)	—

Net cash used in investing activities	(247,884)	(281,152)

Cash flows from financing activities:
Net increase in deposits	332,826	302,973
Net decrease in short-term borrowings	(62,900)	(93,404)
Issuance of long-term debt	—	40,000
Debt issuance costs	—	(1,060)
Purchase of common stock for treasury	—	(41)
Proceeds from stock options exercised	814	252
Excess tax benefit on share-based compensation, net	10	—
Cash dividends paid to common and preferred shareholders	(9,690)	(9,538)

Net cash provided by financing activities	261,060	239,182

Net increase (decrease) in cash and cash equivalents	50,600	(6,817)
Cash and cash equivalents, beginning of period	60,121	58,151

Cash and cash equivalents, end of period	$110,721	$51,334

Supplemental information:
Cash paid for interest	$8,144	$5,566
Cash paid for income taxes, net of refunds received	4,708	4,257
Noncash investing and financing activities:
Real estate and other assets acquired in settlement of loans	443	286
Accrued and declared unpaid dividends	3,257	3,183
Increase in net unsettled security purchases	2,290	2,232
Securities transferred from available for sale to held to maturity (at fair value)	—	165,238
Common stock issued for acquisition	8,100	—
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired	4,848	—
Fair value of liabilities assumed	1,845	—

See accompanying notes to the consolidated financial statements.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Financial Institutions, Inc., (the “Company”) is a financial holding company organized in 1931 under the laws of New York State. The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“Scott Danahy Naylon”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. Scott Danahy Naylon provides a broad range of insurance services to personal and business clients across 44 states. Acquired on January 5, 2016, Courier Capital provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018. The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures.

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

	Three months ended		Nine months ended
	September 30,		Spetmber 30,
	2016	2015	2016	2015
Net income available to common shareholders	$8,103	$7,950	$22,141	$20,605
Weighted average common shares outstanding:
Total shares issued	14,692	14,398	14,688	14,398
Unvested restricted stock awards	(72)	(100)	(76)	(92)
Treasury shares	(164)	(211)	(183)	(230)

Total basic weighted average common shares outstanding	14,456	14,087	14,429	14,076
Incremental shares from assumed:
Exercise of stock options	16	23	21	22
Vesting of restricted stock awards	28	29	35	26

Total diluted weighted average common shares outstanding	14,500	14,139	14,485	14,124
Basic earnings per common share	$0.56	$0.56	$1.53	$1.46

Diluted earnings per common share	$0.56	$0.56	$1.53	$1.46

For each of the periods presented, average shares subject to the following instruments were excluded from the computation of diluted EPS because the effect would be antidilutive:

Stock options	—	—	—	—
Restricted stock awards	—	—	3	1

Total	—	—	3	1

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized below (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$175,134	$5,508	$5	$180,637
Mortgage-backed securities:
Federal National Mortgage Association	312,771	7,501	—	320,272
Federal Home Loan Mortgage Corporation	39,425	773	11	40,187
Government National Mortgage Association	16,332	672	15	16,989
Collateralized mortgage obligations:
Federal National Mortgage Association	328	—	1	327
Federal Home Loan Mortgage Corporation	73	—	1	72
Privately issued	—	816	—	816

Total mortgage-backed securities	368,929	9,762	28	378,663
Asset-backed securities	—	195	—	195

Total available for sale securities	$544,063	$15,465	$33	$559,495

Securities held to maturity:
State and political subdivisions	300,922	8,136	45	309,013
Mortgage-backed securities:
Federal National Mortgage Association	10,422	276	—	10,698
Federal Home Loan Mortgage Corporation	1,351	—	1	1,350
Government National Mortgage Association	25,402	366	1	25,767
Collateralized mortgage obligations:
Federal National Mortgage Association	75,287	426	105	75,608
Federal Home Loan Mortgage Corporation	98,439	942	128	99,253
Government National Mortgage Association	16,885	72	16	16,941

Total mortgage-backed securities	227,786	2,082	251	229,617

Total held to maturity securities	$528,708	$10,218	$296	$538,630

December 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$260,748	$1,164	$1,049	$260,863
Mortgage-backed securities:
Federal National Mortgage Association	209,671	1,092	2,333	208,430
Federal Home Loan Mortgage Corporation	24,564	282	194	24,652
Government National Mortgage Association	26,465	943	4	27,404
Collateralized mortgage obligations:
Federal National Mortgage Association	16,998	90	154	16,934
Federal Home Loan Mortgage Corporation	5,175	1	91	5,085
Privately issued	—	809	—	809

Total mortgage-backed securities	282,873	3,217	2,776	283,314
Asset-backed securities	—	218	—	218

Total available for sale securities	$543,621	$4,599	$3,825	$544,395

Securities held to maturity:
State and political subdivisions	294,423	6,562	4	300,981
Mortgage-backed securities:
Federal National Mortgage Association	9,242	14	79	9,177
Government National Mortgage Association	25,607	33	159	25,481
Collateralized mortgage obligations:
Federal National Mortgage Association	56,791	—	818	55,973
Federal Home Loan Mortgage Corporation	80,570	—	1,120	79,450
Government National Mortgage Association	19,084	19	101	19,002

Total mortgage-backed securities	191,294	66	2,277	189,083

Total held to maturity securities	$485,717	$6,628	$2,281	$490,064

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Investment securities with a total fair value of $939.3 million at September 30, 2016 were pledged and encumbered as collateral to secure public deposits and for other purposes required or permitted by law.

Sales and calls of securities available for sale were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$23,497	$8,112	$85,772	$37,620
Gross realized gains	426	286	2,426	1,359
Gross realized losses	—	—	—	11

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2016 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value
Debt securities available for sale:
Due in one year or less	$105	$105
Due from one to five years	153,605	156,094
Due after five years through ten years	268,354	277,631
Due after ten years	121,999	125,665

	$544,063	$559,495

Debt securities held to maturity:
Due in one year or less	$42,584	$42,684
Due from one to five years	178,401	183,536
Due after five years through ten years	92,745	95,657
Due after ten years	214,978	216,753

	$528,708	$538,630

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$—	$1,515	$5	$1,515	$5
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	4,992	11	—	—	4,992	11
Government National Mortgage Association	1,171	15	—	—	1,171	15
Collateralized mortgage obligations:
Federal National Mortgage Association	326	1	—	—	326	1
Federal Home Loan Mortgage Corporation	73	1	—	—	73	1

Total mortgage-backed securities	6,562	28	—	—	6,562	28

Total available for sale securities	6,562	28	1,515	5	8,077	33

Securities held to maturity:
State and political subdivisions	12,710	45	—	—	12,710	45
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,349	1	—	—	1,349	1
Government National Mortgage Association	1,630	1	—	—	1,630	1
Collateralized mortgage obligations:
Federal National Mortgage Association	26,315	89	3,600	16	29,915	105
Federal Home Loan Mortgage Corporation	27,838	127	496	1	28,334	128
Government National Mortgage Association	6,677	14	1,510	2	8,187	16

Total mortgage-backed securities	63,809	232	5,606	19	69,415	251

Total held to maturity securities	76,519	277	5,606	19	82,125	296

Total temporarily impaired securities	$83,081	$305	$7,121	$24	$90,202	$329

December 31, 2015
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$82,298	$735	$26,302	$314	$108,600	$1,049
Mortgage-backed securities:
Federal National Mortgage Association	123,774	2,134	9,562	199	133,336	2,333
Federal Home Loan Mortgage Corporation	12,660	194	—	—	12,660	194
Government National Mortgage Association	1,405	4	—	—	1,405	4
Collateralized mortgage obligations:
Federal National Mortgage Association	7,778	154	—	—	7,778	154
Federal Home Loan Mortgage Corporation	4,998	91	—	—	4,998	91

Total mortgage-backed securities	150,615	2,577	9,562	199	160,177	2,776

Total available for sale securities	232,913	3,312	35,864	513	268,777	3,825

Securities held to maturity:
State and political subdivisions	3,075	4	—	—	3,075	4
Mortgage-backed securities:
Federal National Mortgage Association	5,666	79	—	—	5,666	79
Government National Mortgage Association	8,790	159	—	—	8,790	159
Collateralized mortgage obligations:
Federal National Mortgage Association	55,973	818	—	—	55,973	818
Federal Home Loan Mortgage Corporation	79,323	1,120	—	—	79,323	1,120
Government National Mortgage Association	14,559	101	—	—	14,559	101

Total mortgage-backed securities	164,311	2,277	—	—	164,311	2,277

Total held to maturity securities	167,386	2,281	—	—	167,386	2,281

Total temporarily impaired securities	$400,299	$5,593	$35,864	$513	$436,163	$6,106

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES (Continued)

The Company had 78 security positions in the investment portfolio in an unrealized loss position at September 30, 2016 compared to 174 at December 31, 2015. At September 30, 2016, the Company had positions in 17 investment securities with a fair value of $7.1 million and a total unrealized loss of $24 thousand that have been in a continuous unrealized loss position for more than 12 months. At September 30, 2016, there were a total of 61 securities positions in the Company’s investment portfolio with a fair value of $83.1 million and a total unrealized loss of $305 thousand that had been in a continuous unrealized loss position for less than 12 months. At December 31, 2015, the Company had positions in 14 investment securities with a fair value of $35.9 million and a total unrealized loss of $513 thousand that had been in a continuous unrealized loss position for more than 12 months. At December 31, 2015, there were a total of 160 securities positions in the Company’s investment portfolio with a fair value of $400.3 million and a total unrealized loss of $5.6 million that had been in a continuous unrealized loss position for less than 12 months. The unrealized loss on investment securities was predominantly caused by changes in market interest rates subsequent to purchase. The fair value of most of the investment securities in the Company’s portfolio fluctuates as market interest rates change.

The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. When evaluating debt securities for OTTI, management considers many factors, including: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions and (iv) whether the Company has the intention to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information then available to management. There was no impairment recorded during the nine months ended September 30, 2016 and 2015.

Based on management’s review and evaluation of the Company’s debt securities as of September 30, 2016, the debt securities with unrealized losses were not considered to be other-than-temporarily impaired. As of September 30, 2016, the Company did not intend to sell any of the securities in a loss position and believes that it is not likely that it will be required to sell any such securities before the anticipated recovery of amortized cost. Accordingly, as of September 30, 2016, management has concluded that unrealized losses on its investment securities are temporary and no further impairment loss has been realized in the Company’s consolidated statements of income.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS

The Company’s loan portfolio consisted of the following as of the dates indicated (in thousands):

	Principal Amount Outstanding	Net Deferred Loan (Fees) Costs	Loans, Net
September 30, 2016
Commercial business	$350,181	$407	$350,588
Commercial mortgage	637,799	(1,461)	636,338
Residential real estate loans	419,547	6,335	425,882
Residential real estate lines	120,901	2,762	123,663
Consumer indirect	703,499	26,145	729,644
Other consumer	17,700	179	17,879

Total	$2,249,627	$34,367	2,283,994

Allowance for loan losses			(29,350)

Total loans, net			$2,254,644

December 31, 2015
Commercial business	$313,475	$283	$313,758
Commercial mortgage	567,481	(1,380)	566,101
Residential real estate loans	376,023	5,051	381,074
Residential real estate lines	124,766	2,581	127,347
Consumer indirect	652,494	24,446	676,940
Other consumer	18,361	181	18,542

Total	$2,052,600	$31,162	2,083,762

Allowance for loan losses			(27,085)

Total loans, net			$2,056,677

Loans held for sale (not included above) were comprised entirely of residential real estate mortgages and totaled $844 thousand and $1.4 million as of September 30, 2016 and December 31, 2015, respectively.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Past Due Loans Aging

The Company’s recorded investment, by loan class, in current and nonaccrual loans, as well as an analysis of accruing delinquent loans is set forth as of the dates indicated (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
September 30, 2016
Commercial business	$659	$—	$—	$659	$2,157	$347,365	$350,181
Commercial mortgage	1,105	—	—	1,105	1,345	635,349	637,799
Residential real estate loans	846	—	—	846	1,239	417,462	419,547
Residential real estate lines	122	23	—	145	274	120,482	120,901
Consumer indirect	1,596	311	—	1,907	1,077	700,515	703,499
Other consumer	106	31	8	145	1	17,554	17,700

Total loans, gross	$4,434	$365	$8	$4,807	$6,093	$2,238,727	$2,249,627

December 31, 2015
Commercial business	$321	$612	$—	$933	$3,922	$308,620	$313,475
Commercial mortgage	68	146	—	214	947	566,320	567,481
Residential real estate loans	723	395	—	1,118	1,848	373,057	376,023
Residential real estate lines	199	34	—	233	235	124,298	124,766
Consumer indirect	1,975	286	—	2,261	1,467	648,766	652,494
Other consumer	98	13	8	119	13	18,229	18,361

Total loans, gross	$3,384	$1,486	$8	$4,878	$8,432	$2,039,290	$2,052,600

There were no loans past due greater than 90 days and still accruing interest as of September 30, 2016 and December 31, 2015. There was $8 thousand in consumer overdrafts which were past due greater than 90 days as of September 30, 2016 and December 31, 2015. Consumer overdrafts are overdrawn deposit accounts which have been reclassified as loans but by their terms do not accrue interest.

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

The following table presents information related to loans modified in a TDR during the quarterly periods indicated (dollars in thousands).

	Quarter-to-Date			Year-to-Date
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2016
Commercial business	—	$—	$—	3	$526	$526
Commercial mortgage	—	—	—	1	550	550

Total	—	$—	$—	4	$1,076	$1,076

September 30, 2015
Commercial business	—	$—	$—	2	$1,342	$1,342
Commercial mortgage	—	—	—	1	682	330

Total	—	$—	$—	3	$2,024	$1,672

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The loans identified as a TDR by the Company during the nine month periods ended September 30, 2016 and 2015 were previously reported as impaired loans prior to restructuring. Each of the loans restructured during the nine months ended September 30, 2016 and 2015 were on nonaccrual status at the end of the respective period. The modifications related to collateral concessions and forbearance agreements. Nonaccrual loans that are restructured remain on nonaccrual status, but may move to accrual status after they have performed according to the restructured terms for a period of time. The TDR classifications did not have a material impact on the Company’s determination of the allowance for loan losses because the modified loans were impaired and evaluated for a specific reserve both before and after restructuring.

There were no loans modified as a TDR within the previous 12 months that defaulted during the nine months ended September 30, 2016. There were two commercial business loans with an aggregate pre-default balance of $1.3 million restructured in the 12 months prior to September 30, 2015 that went into default during the nine months ended September 30, 2015. For purposes of this disclosure, a loan modified as a TDR is considered to have defaulted when the borrower becomes 90 days past due.

Impaired Loans

Management has determined that specific commercial loans on nonaccrual status and all loans that have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents the recorded investment, unpaid principal balance and related allowance of impaired loans as of the dates indicated and average recorded investment and interest income recognized on impaired loans for the nine month periods ended as of the dates indicated (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With no related allowance recorded:
Commercial business	$1,074	$1,594	$—	$1,149	$—
Commercial mortgage	729	938	—	737	—

	1,803	2,532	—	1,886	—
With an allowance recorded:
Commercial business	1,083	1,083	460	1,058	—
Commercial mortgage	616	616	124	745	—

	1,699	1,699	584	1,803	—

	$3,502	$4,231	$584	$3,689	$—

December 31, 2015
With no related allowance recorded:
Commercial business	$1,441	$1,810	$—	$1,352	$—
Commercial mortgage	937	1,285	—	1,013	—

	2,378	3,095	—	2,365	—
With an allowance recorded:
Commercial business	2,481	2,481	996	1,946	—
Commercial mortgage	10	10	10	449	—

	2,491	2,491	1,006	2,395	—

	$4,869	$5,586	$1,006	$4,760	$—

(1)	Difference between recorded investment and unpaid principal balance represents partial charge-offs.

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

Loans not meeting the criteria above are analyzed individually as part of the process described above are considered “uncriticized” or pass-rated loans and are included in groups of homogeneous loans with similar risk and loss characteristics.

The following table sets forth the Company’s commercial loan portfolio, categorized by internally assigned asset classification, as of the dates indicated (in thousands):

	Commercial Business	Commercial Mortgage
September 30, 2016
Uncriticized	$330,433	$616,955
Special mention	10,676	14,182
Substandard	9,072	6,662
Doubtful	—	—

Total	$350,181	$637,799

December 31, 2015
Uncriticized	$298,413	$551,603
Special mention	4,916	9,015
Substandard	10,146	6,863
Doubtful	—	—

Total	$313,475	$567,481

The Company utilizes payment status as a means of identifying and reporting problem and potential problem retail loans. The Company considers nonaccrual loans and loans past due greater than 90 days and still accruing interest to be non-performing. The following table sets forth the Company’s retail loan portfolio, categorized by payment status, as of the dates indicated (in thousands):

	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer
September 30, 2016
Performing	$418,308	$120,627	$702,422	$17,691
Non-performing	1,239	274	1,077	9

Total	$419,547	$120,901	$703,499	$17,700

December 31, 2015
Performing	$374,175	$124,531	$651,027	$18,340
Non-performing	1,848	235	1,467	21

Total	$376,023	$124,766	$652,494	$18,361

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

Allowance for Loan Losses

Loans and the related allowance for loan losses are presented below as of the dates indicated (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
September 30, 2016
Loans:
Ending balance	$350,181	$637,799	$419,547	$120,901	$703,499	$17,700	$2,249,627

Evaluated for impairment:
Individually	$2,081	$1,334	$—	$—	$—	$—	$3,415

Collectively	$348,100	$636,465	$419,547	$120,901	$703,499	$17,700	$2,246,212

Allowance for loan losses:
Ending balance	$6,524	$9,710	$1,428	$315	$11,041	$332	$29,350

Evaluated for impairment:
Individually	$436	$122	$—	$—	$—	$—	$558

Collectively	$6,088	$9,588	$1,428	$315	$11,041	$332	$28,792

September 30, 2015
Loans:
Ending balance	$297,640	$549,911	$96,298	$401,103	$641,453	$19,020	$2,005,425

Evaluated for impairment:
Individually	$3,064	$1,802	$—	$—	$—	$—	$4,866

Collectively	$294,576	$548,109	$96,298	$401,103	$641,453	$19,020	$2,000,559

Allowance for loan losses:
Ending balance	$5,281	$8,888	$456	$1,177	$10,264	$389	$26,455

Evaluated for impairment:
Individually	$806	$278	$—	$—	$—	$—	$1,084

Collectively	$4,475	$8,610	$456	$1,177	$10,264	$389	$25,371

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2016 (in thousands):

			Residential	Residential
	Commercial Business	Commercial Mortgage	Real Estate Loans	Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2016
Beginning balance	$6,197	$9,496	$1,444	$318	$10,696	$374	$28,525
Charge-offs	(44)	(156)	(78)	(8)	(2,056)	(158)	(2,500)
Recoveries	75	29	17	4	1,160	79	1,364
Provision	296	341	45	1	1,241	37	1,961

Ending balance	$6,524	$9,710	$1,428	$315	$11,041	$332	$29,350

Nine months ended September 30, 2016
Beginning balance	$5,540	$9,027	$1,347	$345	$10,458	$368	$27,085
Charge-offs	(688)	(168)	(258)	(59)	(6,452)	(434)	(8,059)
Recoveries	244	40	142	11	3,324	282	4,043
Provision	1,428	811	197	18	3,711	116	6,281

Ending balance	$6,524	$9,710	$1,428	$315	$11,041	$332	$29,350

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5.) LOANS (Continued)

The following table sets forth the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2015 (in thousands):

	Commercial Business	Commercial Mortgage	Residential Real Estate Loans	Residential Real Estate Lines	Consumer Indirect	Other Consumer	Total
Three months ended September 30, 2015
Beginning balance	$5,334	$9,358	$465	$1,198	$10,676	$469	$27,500
Charge-offs	(106)	(56)	(37)	(98)	(2,380)	(239)	(2,916)
Recoveries	38	44	34	34	905	62	1,117
Provision (credit)	15	(458)	(6)	43	1,063	97	754

Ending balance	$5,281	$8,888	$456	$1,177	$10,264	$389	$26,455

Nine months ended September 30, 2015
Beginning balance	$5,621	$8,122	$570	$1,485	$11,383	$456	$27,637
Charge-offs	(1,260)	(866)	(114)	(336)	(6,643)	(652)	(9,871)
Recoveries	172	140	80	53	3,206	255	3,906
Provision (credit)	748	1,492	(80)	(25)	2,318	330	4,783

Ending balance	$5,281	$8,888	$456	$1,177	$10,264	$389	$26,455

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

Consumer indirect and other consumer loans may entail greater credit risk than residential mortgage loans and home equities, particularly in the case of other consumer loans which are unsecured or, in the case of indirect consumer loans, secured by depreciable assets, such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances such as job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.) GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the Company totaled $66.4 and $60.4 million as of September 30, 2016 and December 31, 2015, respectively. The Company performs a goodwill impairment test on an annual basis as of September 30th or more frequently if events and circumstances warrant.

	Banking	Non-Banking	Total
Balance, December 31, 2015	$48,536	$11,866	$60,402
Acquisition	—	6,015	6,015

Balance, September 30, 2016	$48,536	$17,881	$66,417

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

The Company has other intangible assets that are amortized, consisting of core deposit intangibles and other intangibles (primarily related to customer relationships). Changes in the gross carrying amount, accumulated amortization and net book value, were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Other intangibles assets:
Gross carrying amount	$12,610	$8,682
Accumulated amortization	(3,084)	(2,138)

Net book value	$9,526	$6,544

Amortization expense for total other intangible assets was $309 thousand and $946 thousand for the three and nine months ended September 30, 2016, $233 thousand and $714 thousand for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the estimated amortization expense of other intangible assets for the remainder of 2016 and each of the next five years is as follows (in thousands):

2016 (remainder of year)	$303
2017	1,144
2018	1,035
2019	937
2020	840
2021	738

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(7.) SHAREHOLDERS’ EQUITY

Common Stock

The changes in shares of common stock were as follows for the nine month periods ended September 30, 2016 and 2015:

	Outstanding	Treasury	Issued
September 30, 2016
Shares outstanding at December 31, 2015	14,190,192	207,317	14,397,509
Common stock issued for acquisition	294,705	—	294,705
Restricted stock awards issued	8,800	(8,800)	—
Restricted stock awards forfeited	(10,183)	10,183	—
Stock options exercised	41,961	(41,961)	—
Stock awards	2,244	(2,244)	—

Shares outstanding at September 30, 2016	14,527,719	164,495	14,692,214

September 30, 2015
Shares outstanding at December 31, 2014	14,118,048	279,461	14,397,509
Restricted stock awards issued	59,834	(59,834)	—
Restricted stock awards forfeited	(3,041)	3,041	—
Stock options exercised	13,422	(13,422)	—
Treasury stock purchases	(1,791)	1,791	—
Stock awards	2,363	(2,363)	—

Shares outstanding at September 30, 2015	14,188,835	208,674	14,397,509

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Three months ended September 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$(1,922)	$(742)	$(1,180)
Reclassification adjustment for net gains included in net income (1)	(433)	(167)	(266)

Total securities available for sale and transferred securities	(2,355)	(909)	(1,446)
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	238	92	146

Total pension and post-retirement obligations	226	87	139

Other comprehensive loss	$(2,129)	$(822)	$(1,307)

Three months ended September 30, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$9,283	$3,583	$5,700
Reclassification adjustment for net gains included in net income (1)	(338)	(130)	(208)

Total securities available for sale and transferred securities	8,945	3,453	5,492
Amortization of pension and post-retirement items:
Prior service credit	(12)	(5)	(7)
Net actuarial losses	237	92	145

Total pension and post-retirement obligations	225	87	138

Other comprehensive income	$9,170	$3,540	$5,630

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The remaining unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Pre-tax Amount	Tax Effect	Net-of-tax Amount
Nine months ended September 30, 2016
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$17,084	$6,593	$10,491
Reclassification adjustment for net gains included in net income (1)	(2,512)	(969)	(1,543)

Total securities available for sale and transferred securities	14,572	5,624	8,948
Amortization of pension and post-retirement items:
Prior service credit	(36)	(14)	(22)
Net actuarial losses	716	276	440

Total pension and post-retirement obligations	680	262	418

Other comprehensive income	$15,252	$5,886	$9,366

Nine months ended September 30, 2015
Securities available for sale and transferred securities:
Change in unrealized gain/loss during the period	$5,693	$2,197	$3,496
Reclassification adjustment for net gains included in net income (1)	(1,546)	(596)	(950)

Total securities available for sale and transferred securities	4,147	1,601	2,546
Amortization of pension and post-retirement items:
Prior service credit	(36)	(14)	(22)
Net actuarial losses	708	273	435

Total pension and post-retirement obligations	672	259	413

Other comprehensive income	$4,819	$1,860	$2,959

(1)	Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category. The remaining unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

Activity in accumulated other comprehensive income (loss), net of tax, for the three and nine month periods ended September 30, 2016 and 2015 was as follows (in thousands):

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2016
Balance at beginning of period	$9,698	$(10,352)	$(654)
Other comprehensive income before reclassifications	(1,180)	—	(1,180)
Amounts reclassified from accumulated other comprehensive income (loss)	(266)	139	(127)

Net current period other comprehensive income	(1,446)	139	(1,307)

Balance at end of period	$8,252	$(10,213)	$(1,961)

Three months ended September 30, 2015
Balance at beginning of period	$(1,321)	$(10,361)	$(11,682)
Other comprehensive income before reclassifications	5,700	—	5,700
Amounts reclassified from accumulated other comprehensive income (loss)	(208)	138	(70)

Net current period other comprehensive income	5,492	138	5,630

Balance at end of period	$4,171	$(10,223)	$(6,052)

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Securities Available for Sale and Transferred Securities	Pension and Post- retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Nine months ended September 30, 2016
Balance at beginning of period	$(696)	$(10,631)	$(11,327)
Other comprehensive income before reclassifications	10,491	—	10,491
Amounts reclassified from accumulated other comprehensive income (loss)	(1,543)	418	(1,125)

Net current period other comprehensive income	8,948	418	9,366

Balance at end of period	$8,252	$(10,213)	$(1,961)

Nine months ended September 30, 2015
Balance at beginning of period	$1,625	$(10,636)	$(9,011)
Other comprehensive income before reclassifications	3,496	—	3,496
Amounts reclassified from accumulated other comprehensive income (loss)	(950)	413	(537)

Net current period other comprehensive income	2,546	413	2,959

Balance at end of period	$4,171	$(10,223)	$(6,052)

The following tables present the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Three months ended September 30,
	2016	2015
Realized gain on sale of investment securities	$426	$286	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	7	52	Interest income

	433	338	Total before tax
	(167)	(130)	Income tax expense

	266	208	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	12	12	Salaries and employee benefits
Net actuarial losses (1)	(238)	(237)	Salaries and employee benefits

	(226)	(225)	Total before tax
	87	87	Income tax benefit

	(139)	(138)	Net of tax

Total reclassified for the period	$127	$70

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8.) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30,
	2016	2015
Realized gain on sale of investment securities	$2,426	$1,348	Net gain on disposal of investment securities
Amortization of unrealized holding gains (losses) on investment securities transferred from available for sale to held to maturity	86	198	Interest income

	2,512	1,546	Total before tax
	(969)	(596)	Income tax expense

	1,543	950	Net of tax
Amortization of pension and post-retirement items:
Prior service credit (1)	36	36	Salaries and employee benefits
Net actuarial losses (1)	(716)	(708)	Salaries and employee benefits

	(680)	(672)	Total before tax
	262	259	Income tax benefit

	(418)	(413)	Net of tax

Total reclassified for the period	$1,125	$537

(1)	These items are included in the computation of net periodic pension expense. See Note 10 – Employee Benefit Plans for additional information.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Company’s Board of Directors or the Management Development and Compensation Committee (the “MD&C Committee”) of the Board. The share-based compensation plans were established to allow for the grant of compensation awards to attract, motivate and retain employees, executive officers and non-employee directors who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The MD&C Committee approved the grant of restricted stock units (“RSUs”) and performance share units (“PSUs”) shown in the table below to certain members of management during the first nine months of 2016.

	Number of Underlying Shares	Weighted Average Per Share Grant Date Fair Value
RSUs	18,500	$24.17
PSUs	24,084	24.37

The grant-date fair value for the RSUs granted during the nine month period ended September 30, 2016 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares.

The number of PSUs that ultimately vest is contingent on achieving specified EPS targets and specified total shareholder return (“TSR”) targets relative to the SNL Small Cap Bank & Thrifts Index. Thirty percent of the shares subject to each grant will be earned based upon achievement of an EPS performance requirement for the Company’s fiscal year ended December 31, 2016. The remaining seventy percent of the shares will be earned based on the Company’s achievement of a relative TSR performance requirement, on a percentile basis, compared to the SNL Small Cap Bank & Thrifts Index over a three-year performance period ended December 31, 2018. The shares earned based on the achievement of the EPS and TSR performance requirements, if any, will vest on February 24, 2019, assuming the recipient’s continuous service to the Company.

The grant-date fair value for the EPS portion of the PSUs granted during the nine month period ended September 30, 2016 is equal to the closing market price of our common stock on the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares. The grant-date fair value of the TSR portion of the PSUs granted during the nine month period ended September 30, 2016 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.85 years, (ii) risk free interest rate of 0.88%, (iii) expected dividend yield of 2.99% and (iv) expected stock price volatility over the expected term of the TSR award of 24.3%.

During the nine months ended September 30, 2016, the Company issued a total of 2,244 shares of common stock in-lieu of cash for the annual retainer of four non-employee directors and granted a total of 8,800 restricted shares of common stock to non-employee directors, of which 4,400 shares vested immediately and 4,400 shares will vest after completion of a one-year service requirement. The market price of the stock and restricted stock on the date of grant was $28.38.

The following is a summary of restricted stock awards, RSUs and PSUs activity for the nine month period ended September 30, 2016:

	Number of Shares	Weighted Average Market Price at Grant Date
Outstanding at beginning of year	82,908	$17.23
Granted	51,384	24.98
Vested	(10,770)	25.11
Forfeited	(14,457)	21.32

Outstanding at end of period	109,065	$19.57

At September 30, 2016, the total unrecognized compensation cost related to the nonvested restricted stock awards, RSUs and PSUs granted and expected to vest was $1.2 million. This cost is expected to be recognized over a weighted-average period of 2.0 years.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9.) SHARE-BASED COMPENSATION PLANS (Continued)

The Company uses the Black-Scholes valuation method to estimate the fair value of its stock option awards. There were no stock options awarded during 2016 or 2015. The following is a summary of stock option activity for the nine months ended September 30, 2016 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	102,249	$19.21
Exercised	(41,961)	19.41
Expired	(3,389)	19.72

Outstanding and exercisable at end of period	56,899	$19.04	1.1	$459

The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of option exercises for the nine months ended September 30, 2016 and 2015 was $342 thousand and $70 thousand, respectively. The total cash received as a result of option exercises under stock compensation plans for the nine months ended September 30, 2016 and 2015 was $814 thousand and $252 thousand, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$131	$118	$386	$309
Other noninterest expense	34	32	211	211

Total share-based compensation expense	$165	$150	$597	$520

(10.) EMPLOYEE BENEFIT PLANS

The components of the Company’s net periodic benefit expense for its pension and post-retirement obligations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$722	$581	$2,164	$1,743
Interest cost on projected benefit obligation	601	583	1,804	1,749
Expected return on plan assets	(1,150)	(1,205)	(3,450)	(3,615)
Amortization of prior service credit	(12)	(12)	(36)	(36)
Amortization of net actuarial losses	238	237	716	708

Net periodic pension expense	$399	$184	$1,198	$549

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

Off-balance sheet commitments consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit	$529,694	$514,818
Standby letters of credit	12,474	11,746

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

The Company also extends rate lock agreements to borrowers related to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these rate lock agreements, the Company may enter into forward commitments to sell individual residential mortgages. Rate lock agreements and forward commitments are considered derivatives and are recorded at fair value. Forward sales commitments totaled $806 thousand and $1.3 million at September 30, 2016 and December 31, 2015, respectively. In addition, the net change in the fair values of these derivatives was recognized as other noninterest income or other noninterest expense in the consolidated statements of income.

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

Collateral dependent impaired loans: Fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. Collateral value is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Loan servicing rights: Loan servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions used in the discounted cash flow model are those that the Company believes market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. The significant unobservable inputs used in the fair value measurement of the Company’s loan servicing rights are the constant prepayment rates and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions. Loan servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Other real estate owned (Foreclosed assets): Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Commitments to extend credit and letters of credit: Commitments to extend credit and fund letters of credit are principally at current interest rates, and therefore, the carrying amount approximates fair value. The fair value of commitments is not material.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value

The following tables present for each of the fair-value hierarchy levels the Company’s assets that are measured at fair value on a recurring and non-recurring basis as of the dates indicated (in thousands).

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$180,637	$—	$180,637
Mortgage-backed securities	—	378,663	—	378,663
Asset-backed securities	—	195	—	195

	$—	$559,495	$—	$559,495

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$844	$—	$844
Collateral dependent impaired loans	—	—	1,055	1,055
Other assets:
Loan servicing rights	—	—	1,128	1,128
Other real estate owned	—	—	294	294

	$—	$844	$2,477	$3,321

December 31, 2015
Measured on a recurring basis:
Securities available for sale:
U.S. Government agencies and government sponsored enterprises	$—	$260,863	$—	$260,863
Mortgage-backed securities	—	283,314	—	283,314
Asset-backed securities	—	218	—	218

	$—	$544,395	$—	$544,395

Measured on a nonrecurring basis:
Loans:
Loans held for sale	$—	$1,430	$—	$1,430
Collateral dependent impaired loans	—	—	1,485	1,485
Other assets:
Loan servicing rights	—	—	1,241	1,241
Other real estate owned	—	—	163	163

	$—	$1,430	$2,889	$4,319

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2016 and 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month periods ended September 30, 2016 and 2015.

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Collateral dependent impaired loans	$1,055	Appraisal of collateral (1)	Appraisal adjustments (2)	45% - 50% discount
Loan servicing rights	1,128	Discounted cash flow	Discount rate	4.5% (3)
			Constant prepayment rate	16.8% (3)
Other real estate owned	294	Appraisal of collateral (1)	Appraisal adjustments (2)	19% - 72% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	Weighted averages.

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of or during the nine months ended September 30, 2016.

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

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12.) FAIR VALUE MEASUREMENTS (Continued)

The following presents (in thousands) the carrying amount, estimated fair value and placement in the fair value measurement hierarchy of the Company’s financial instruments as of the dates indicated.

	Level in	September 30, 2016		December 31, 2015
	Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$110,721	$110,721	$60,121	$60,121
Securities available for sale	Level 2	559,495	559,495	544,395	544,395
Securities held to maturity	Level 2	528,708	538,630	485,717	490,064
Loans held for sale	Level 2	844	865	1,430	1,430
Loans	Level 2	2,253,589	2,261,010	2,055,192	2,046,235
Loans (1)	Level 3	1,055	1,055	1,485	1,485
Accrued interest receivable	Level 1	9,792	9,792	8,609	8,609
FHLB and FRB stock	Level 2	17,222	17,222	19,991	19,991
Financial liabilities:
Non-maturity deposits	Level 1	2,339,261	2,339,261	2,093,513	2,093,513
Time deposits	Level 2	724,096	725,418	637,018	636,159
Short-term borrowings	Level 1	230,200	230,200	293,100	293,100
Long-term borrowings	Level 2	39,043	41,114	38,990	40,313
Accrued interest payable	Level 1	5,805	5,805	4,676	4,676

(1)	Comprised of collateral dependent impaired loans.

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

The banking segment includes all of the Company’s retail and commercial banking operations. The non-banking segment includes the activities of Scott Danahy Naylon, a full service insurance agency that provides a broad range of insurance services to both personal and business clients, and Courier Capital, an investment advisor and wealth management firm that provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans. The Company operated as two business segments (banking and insurance) until the acquisition of Courier Capital on January 5, 2016, at which time the insurance segment was re-named as the non-banking segment to reflect the inclusion of Courier Capital which has similar products, services and reporting, as noted above. Holding company amounts primarily reflect the differences between segment amounts and consolidated totals and are reflected in the Holding Company and Other column below, along with amounts to eliminate balances and transactions between segments.

The following tables present information regarding our business segments as of and for the periods indicated (in thousands).

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
September 30, 2016
Goodwill	$48,536	$17,881	$—	$66,417
Other intangible assets, net	637	8,889	—	9,526
Total assets	3,652,723	30,558	4,084	3,687,365
December 31, 2015
Goodwill	$48,536	$11,866	$—	$60,402
Other intangible assets, net	829	5,715	—	6,544
Total assets	3,356,987	20,315	3,722	3,381,024

FINANCIAL INSTITUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(13.) SEGMENT REPORTING (Continued)

	Banking	Non-Banking (1)	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2016
Net interest income (expense)	$26,667	$—	$(617)	$26,050
Provision for loan losses	(1,961)	—	—	(1,961)
Noninterest income	6,579	2,086	(126)	8,539
Noninterest expense	(18,148)	(1,759)	(711)	(20,618)

Income (loss) before income taxes	13,137	327	(1,454)	12,010
Income tax (expense) benefit	(3,987)	(129)	575	(3,541)

Net income (loss)	$9,150	$198	$(879)	$8,469

Nine months ended September 30, 2016
Net interest income (expense)	$77,820	$—	$(1,852)	$75,968
Provision for loan losses	(6,281)	—	—	(6,281)
Noninterest income	20,386	6,620	(334)	26,672
Noninterest expense	(54,547)	(5,329)	(4,080)	(63,956)

Income (loss) before income taxes	37,378	1,291	(6,266)	32,403
Income tax (expense) benefit	(10,977)	(505)	2,317	(9,165)

Net income (loss)	$26,401	$786	$(3,949)	$23,238

	Banking	Non-Banking	Holding Company and Other	Consolidated Totals
Three months ended September 30, 2015
Net interest income (expense)	$24,748	$—	$(617)	$24,131
Provision for loan losses	(754)	—	—	(754)
Noninterest income	6,010	1,124	(129)	7,005
Noninterest expense	(17,679)	(1,152)	(487)	(19,318)

Income (loss) before income taxes	12,325	(28)	(1,233)	11,064
Income tax (expense) benefit	(3,361)	10	603	(2,748)

Net income (loss)	$8,964	$(18)	$(630)	$8,316

Nine months ended September 30, 2015
Net interest income (expense)	$71,814	$—	$(1,132)	$70,682
Provision for loan losses	(4,783)	—	—	(4,783)
Noninterest income	18,363	3,750	(356)	21,757
Noninterest expense	(52,626)	(3,389)	(1,550)	(57,565)

Income (loss) before income taxes	32,768	361	(3,038)	30,091
Income tax (expense) benefit	(9,417)	(144)	1,172	(8,389)

Net income (loss)	$23,351	$217	$(1,866)	$21,702

(1)	Includes activity from Courier Capital since January 5, 2016 (the date of acquisition).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this document and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we refer to as the Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

•	If we experience greater credit losses than anticipated, earnings may be adversely impacted;

•	Our tax strategies and the value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios;

•	Geographic concentration may unfavorably impact our operations;

•	We depend on the accuracy and completeness of information about or from customers and counterparties;

•	Our insurance brokerage subsidiary is subject to risk related to the insurance industry;

•	Our investment advisory and wealth management operations are subject to risk related to the financial services industry;

•	Our inability to successfully implement our growth strategies;

•	We are subject to environmental liability risk associated with our lending activities;

•	Commercial real estate and business loans increase our exposure to credit risks;

•	Our indirect lending involves risk elements in addition to normal credit risk;

•	We accept deposits that do not have a fixed term and which may be withdrawn by the customer at any time for any reason;

•	Any future FDIC insurance premium increases may adversely affect our earnings;

•	We are highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices;

•	New or changing tax and accounting rules and interpretations could significantly impact our strategic initiatives, results of operations, cash flows, and financial condition;

•	Legal and regulatory proceedings and related matters could adversely affect us and the banking industry in general;

•	A breach in security of our or third party information systems, including the occurrence of a cyber incident or a deficiency in cyber security, may subject us to liability, result in a loss of customer business or damage our brand image;

•	We face competition in staying current with technological changes to compete and meet customer demands;

•	We rely on other companies to provide key components of our business infrastructure;

•	We use financial models for business planning purposes that may not adequately predict future results;

•	We may not be able to attract and retain skilled people;

•	Acquisitions may disrupt our business and dilute shareholder value;

•	We are subject to interest rate risk;

•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally;

•	The fiscal and monetary policies of the federal government and its agencies have a significant impact on our earnings;

•	The soundness of other financial institutions could adversely affect us;

•	The value of our goodwill and other intangible assets may decline in the future;

•	A future proxy contest for the election of directors at our annual meeting or proposals arising out of shareholder initiatives could cause us to incur additional substantial costs and could negatively affect our business;

•	We operate in a highly competitive industry and market area;

•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Liquidity is essential to our businesses;

•	We may need to raise additional capital in the future and such capital may not be available on acceptable terms or at all;

•	We rely on dividends from our subsidiaries for most of our revenue;

•	We may not pay or may reduce the dividends on our common stock;

•	We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could dilute our current shareholders or negatively affect the value of our common stock;

•	Our certificate of incorporation, our bylaws, and certain banking laws may have an anti-takeover effect; and

•	The market price of our common stock may fluctuate significantly in response to a number of factors.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. See also Item 1A. Risk Factors in the Form 10-K for further information. Except as required by law, we do not undertake, and specifically disclaim any obligation to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

The Parent is a financial holding company headquartered in New York State, providing banking and nonbanking financial services to individuals, municipalities and businesses primarily in our Western and Central New York footprint. The Company provides diversified financial services through its subsidiaries, Five Star Bank, Scott Danahy Naylon, LLC (“Scott Danahy Naylon”) and Courier Capital, LLC (“Courier Capital”). The Company offers a broad array of deposit, lending and other financial services to individuals, municipalities and businesses in Western and Central New York through its wholly-owned New York chartered banking subsidiary, Five Star Bank (the “Bank”). The Bank also has indirect lending network relationships with franchised automobile dealers in the Capital District of New York and Northern and Central Pennsylvania. Scott Danahy Naylon provides a broad range of insurance services to personal and business clients across 44 states. Courier Capital, which we acquired on January 5, 2016, provides customized investment management, investment consulting and retirement plan services to individuals, businesses, institutions, foundations and retirement plans across nine states.

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

Our business strategy has been to maintain a community bank philosophy, which consists of focusing on and understanding the individualized banking needs of individuals, municipalities and businesses of the local communities surrounding our primary service areas. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service that differentiates us from larger competitors, resulting in long-standing and broad-based banking relationships. Our core customers are primarily small to medium-sized businesses, individuals and community organizations, which prefer to build banking, insurance and wealth management relationships with a community bank that combines high quality, competitively-priced products and services with personalized service. Because of our identity and origin as a locally-operated bank, we believe that our level of personal service provides a competitive advantage over larger banks, which tend to consolidate decision-making authority outside local communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Summary of 2016 Third Quarter Results

Net income increased $153 thousand or 2% to $8.5 million for the third quarter of 2016 compared to $8.3 million for the third quarter of 2015. Net income available to common shareholders for the third quarter of 2016 was $8.1 million, or $0.56 per diluted share, compared with $8.0 million, or $0.56 per diluted share, for the third quarter of last year. Return on average common equity was 10.45% and return on average assets was 0.94% for the third quarter of 2016 compared to 11.60% and 0.99%, respectively, for the third quarter of 2015.

Net interest income totaled $26.1 million in the third quarter of 2016, up from $24.1 million in the third quarter of 2015. Average interest-earning assets were up $224.6 million, led by a $223.6 million increase in average loans in the third quarter of 2016 compared to the same quarter in 2015. The increase in average loans was attributable to organic commercial, residential real estate and consumer indirect loan growth. Third quarter 2016 net interest margin was 3.23%, a slight increase from 3.20% reported in the third quarter of 2015.

The provision for loans losses was $2.0 million in the third quarter of 2016 compared to $754 thousand in the third quarter of 2015. Net charge-offs during the recent quarter were $1.1 million, a $663 thousand decrease from the third quarter of 2015. Net charge-offs expressed as an annualized percentage of average loans outstanding were 0.20% during the third quarter of 2016 compared with 0.35% in the third quarter of 2015. See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion regarding the increase in the provision for loan losses and the decrease in net charge-offs.

Noninterest income totaled $8.5 million in the third quarter of 2016, compared to $7.0 million in the third quarter of 2015. The higher noninterest income in the third quarter of 2016 compared to the same quarter last year is primarily a result of the investment advisory income from Courier Capital, which we acquired during January 2016. Included in the third quarter of 2016 and 2015 are net gains realized on investment securities totaling $426 thousand and $286 thousand, respectively. In addition, the third quarter of 2015 included $390 thousand of amortization of a tax credit investment. The increases in insurance income and ATM and debit card income were offset by decreases in service charges on deposits and investments in limited partnerships when comparing the third quarter periods of 2016 and 2015.

Noninterest expense in the third quarter of 2016 totaled $20.6 million compared with $19.3 million in the third quarter of 2015. The increase in noninterest expense reflects the addition of Courier Capital and our expansion initiatives, including the opening of financial solution centers in the Rochester market.

The regulatory Common equity Tier 1 ratio and Total risk-based capital ratio were 9.58%, and 12.98%, respectively, for the third quarter of 2016. See the “Liquidity and Capital Management” section of this Management’s Discussion and Analysis for further discussion regarding regulatory capital and the Basel III capital rules.

Courier Capital Acquisition

On January 5, 2016, we completed the acquisition of Courier Capital Corporation, a registered investment advisory and wealth management firm with approximately $1.2 billion in assets under management. Consideration for the acquisition totaled $9.0 million and included stock of $8.1 million and $918 thousand of cash. The acquisition also included $2.8 million of potential future payments of stock and $2.2 million of potential future cash bonuses contingent upon Courier Capital meeting certain EBITDA performance targets through 2018. In addition, the Company purchased two pieces of real property in Buffalo and Jamestown, New York used by Courier Capital for total cash considerations of $1.3 million. As a result of the acquisition, we recorded goodwill of $6.0 million and other intangible assets of $3.9 million. The goodwill is not expected to be deductible for income tax purposes. Courier Capital now operates as a subsidiary of the Parent and an affiliate of Five Star Bank and Scott Danahy Naylon.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2016 Outlook

We began 2016 in a strong financial condition and with positive momentum. We expect net interest income to increase in 2016. We anticipate an increase in interest-earning assets as we remain focused on loan growth, which will be primarily funded through deposit gathering. However, the benefit to net interest income from increased interest-earning assets is expected to be partially offset by slight downward pressure on net interest margin. We plan to maintain a disciplined approach to loan pricing, but asset yields remain under pressure due to the low interest rate environment and flattening of the yield curve, while the opportunity for deposit repricing remains limited.

We expect our commercial loan portfolio to grow in a manner that is consistent with our strategic initiatives and continued support of middle market small business lending. Automobile loan originations remained strong through the first nine months of 2016, reflecting the positive impact from our investment in building automotive dealer relationships. The residential real estate portfolio, which includes both first and junior lien residential real estate related products, is expected to increase as we remain focused on the customer experience and our convenient application process.

We anticipate the increase in total loans during 2016 will modestly outpace growth in total deposits. This anticipated outcome reflects our continued focus on targeting loyal relationship-based deposit customers rather than those that are more price sensitive. We expect to continue managing our overall cost of funds during 2016 using short-term borrowings, as well as our continued shift in mix of deposits towards low- and no-cost demand deposits and money market deposit accounts.

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

Noninterest expense is expected to increase in 2016 with the addition of Courier Capital, coupled with higher operating costs associated with our revenue enhancing initiatives to further accelerate our growth in the communities we serve, including the opening of additional financial solution centers.

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

The following table reconciles interest income per the consolidated statements of income to interest income adjusted to a fully taxable equivalent basis (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income per consolidated statements of income	$29,360	$27,007	$85,241	$77,963
Adjustment to fully taxable equivalent basis	789	781	2,367	2,310

Interest income adjusted to a fully taxable equivalent basis	30,149	27,788	87,608	80,273
Interest expense per consolidated statements of income	3,310	2,876	9,273	7,281

Net interest income on a taxable equivalent basis	$26,839	$24,912	$78,335	$72,992

Analysis of Net Interest Income for the Three Month Periods ended September 30, 2016 and 2015

Net interest income on a taxable equivalent basis for the three months ended September 30, 2016, was $26.8 million, an increase of $1.9 million versus the comparable quarter last year. The increase in net interest income was due to an increase in average interest-earning assets of $224.6 million or 7% compared to the third quarter of 2015.

The net interest margin for the third quarter of 2016 was 3.23%, three basis points higher than 3.20% for the same period in 2015. This comparable period increase was a function of a one basis point increase in interest rate spread and a higher contribution from net free funds of two basis points (due principally to increases in average noninterest-bearing deposits and other net free funds). The higher interest rate spread was a result of a five basis point increase in the yield on interest-earning assets, partially offset by a four basis point increase in the cost of average interest-bearing liabilities.

For the third quarter of 2016, the yield on average interest-earning assets of 3.62% was five basis points higher than the third quarter of 2015. Loan yields increased two basis points to 4.18% when comparing the third quarter of 2016 to the same period in 2015. The yield on investment securities decreased two basis points during the third quarter of 2016 to 2.44%. Overall, the interest-earning asset rate changes decreased interest income by $3 thousand during the third quarter of 2016.

Average interest-earning assets were $3.3 billion for the third quarter of 2016, an increase of $224.6 million or 7% from the comparable quarter last year, with average loans up $223.6 million and average securities up $1.0 million. The growth in average loans reflected increases in most loan categories. Commercial loans, in particular, were up $134.6 million or 16% from the third quarter of 2015. Residential real estate loans increased $46.5 million or 13% and consumer indirect loans increased $48.1 million or 7% when comparing the third quarter of 2016 with the same period in 2015. Loans represented 67.8% of average interest-earning assets during the third quarter of 2016 compared to 65.5% during the third quarter of 2015. The increase in the volume of average loans resulted in a $2.3 million increase in interest income, coupled with a $64 thousand increase due to the favorable rate variance. Securities represented 32.2% of average interest-earning assets during the third quarter of 2016 compared to 34.5% during the third quarter of 2015. The increase in the volume of average securities resulted in a $19 thousand increase in interest income, which was more than offset by a $67 thousand decrease due to the unfavorable rate variance.

The cost of average interest-bearing liabilities of 0.51% in the third quarter of 2016 was four basis points higher than the third quarter of 2015. The cost of average interest-bearing deposits increased two basis points to 0.39% and the cost of short-term borrowings increased 22 basis points to 0.63% in the third quarter of 2016 compared to the same quarter of 2015. The cost of long-term borrowings for the third quarter of 2016 was 6.33% compared to 6.34% for the same quarter of 2015. Overall, interest-bearing liability rate and volume increases resulted in $434 thousand of higher interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average interest-bearing liabilities of $2.6 billion in the third quarter of 2016 were $197.6 million or 8% higher than the third quarter of 2015. On average, interest-bearing deposits grew $211.5 million, while noninterest-bearing demand deposits (a principal component of net free funds) were up $13.3 million. The increase in average deposits was due in part to seasonal inflows of municipal deposits, successful business development efforts in retail banking, and an increase in deposits from our Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. For further discussion of the CDARS and ICS programs, refer to the “Funding Activities - Deposits” section of this Management’s Discussion and Analysis. Overall, interest-bearing deposit rate and volume changes resulted in $275 thousand of higher interest expense during the third quarter of 2016. Average borrowings decreased $13.9 million compared to the third quarter of 2015. Overall, short and long-term borrowing rates and volume changes resulted in $159 thousand of higher interest expense during the third quarter of 2016.

Analysis of Net Interest Income for the Nine Months ended September 30, 2016 and 2015

Net interest income on a taxable equivalent basis for the first nine months of 2016 was $78.3 million compared to $73.0 million for the same period last year. The increase in net interest income was due to an increase in average interest-earning assets of $257.5 million or 9% compared to the first nine months of 2015.

The net interest margin for the first nine months of 2016 was 3.24%, four basis points lower than 3.28% for the same period last year. This comparable period decrease was a function of a six basis point decrease in interest rate spread to 3.13% during the first nine months of 2016, partially offset by a two basis point higher contribution from net free funds. The lower interest rate spread was a net result of a seven basis point increase in the cost of interest-bearing liabilities, partially offset by a one basis point increase in the yield on interest-earning assets.

The yield on interest-earning assets was 3.62% for the first nine months of 2016, one basis point higher than the same period last year. A decrease in the yield on the loan portfolio during the period (down one basis point to 4.19%), was offset by an increase in the yield on the investment securities portfolio (up one basis point, to 2.47%). Overall, interest-earning asset rate changes reduced interest income by $84 thousand during the first nine months of 2016, but that was more than offset by a favorable volume variance that increased interest income by $7.4 million, which collectively drove a $7.3 million increase in interest income.

The cost of interest-bearing liabilities of 0.49% for the first nine months of 2016 was seven basis points higher than the same period in 2015. Rates on interest-bearing deposits were up two basis points to 0.37% for the first nine months of 2016 versus the same period in 2015. The cost of short-term borrowings for the first nine months of 2016 was 0.63% or 24 basis points higher than 0.39% for the same period last year. The cost of long-term borrowings for the first nine months of 2016 was 6.33% compared to 6.25% for the first nine months of 2015 due to the issuance of subordinated notes in April 2015. Overall, interest-bearing liability rate and volume increases resulted in $692 thousand and $1.3 million of higher interest expense, respectively.

Average interest-earning assets were $3.2 billion for the first nine months of 2016, an increase of $257.5 million or 9% from the comparable period last year, with average loans up $202.6 million and average securities up $54.9 million. The growth in average loans was comprised of increases in most loan categories. Commercial loans, in particular, were up $143.7 million or 18% from the first nine months of 2015. Residential real estate loans increased $35.7 million or 10% and consumer indirect loans increased $28.0 million or 4% when comparing the first nine months of 2016 with the same period in 2015. Loans represented 67.2% of average interest-earning assets during the first nine months of 2016 compared to 66.2% during the comparable period last year. The increase in the volume of average loans resulted in a $6.4 million increase in interest income, which was partially offset by a $195 thousand decrease due to the unfavorable rate variance. Securities represented 32.8% of average interest-earning assets during the first nine months of 2016 compared to 33.8% during the comparable period last year. The increase in the volume of average securities resulted in a $972 thousand increase in interest income, coupled with a $111 thousand increase due to the favorable rate variance.

Average interest-bearing liabilities of $2.5 billion in the first nine months of 2016 were $196.9 million or 8% higher than the first nine months of 2015. On average, interest-bearing deposits grew $201.1 million, while noninterest-bearing demand deposits were up $33.5 million and average short-term borrowings decreased $19.1 million. Average long-term borrowings increased $14.9 million during the first nine months of 2016 due to the issuance of subordinated notes in April 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the periods indicated (in thousands).

	Three months ended September 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$1	$—	—%	$—	$—	—%
Investment securities (1):
Taxable	773,037	4,276	2.21	778,380	4,347	2.23
Tax-exempt (2)	295,829	2,254	3.05	289,435	2,231	3.09

Total investment securities	1,068,866	6,530	2.44	1,067,815	6,578	2.46
Loans:
Commercial business	352,696	3,691	4.16	297,216	3,085	4.12
Commercial mortgage	625,003	7,261	4.62	545,875	6,210	4.51
Residential real estate loans	417,854	3,987	3.82	371,318	3,756	4.05
Residential real estate lines	123,312	1,165	3.76	127,826	1,172	3.64
Consumer indirect	711,948	6,987	3.90	663,884	6,436	3.85
Other consumer	17,548	528	11.97	18,680	551	11.71

Total loans	2,248,361	23,619	4.18	2,024,799	21,210	4.16

Total interest-earning assets	3,317,228	30,149	3.62	3,092,614	27,788	3.57

Allowance for loan losses	(29,314)			(27,836)
Other noninterest-earning assets	305,758			279,024

Total assets	$3,593,672			$3,343,802

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$547,545	$206	0.15%	$516,448	$199	0.15%
Savings and money market	981,207	335	0.14	903,491	321	0.14
Time deposits	722,098	1,651	0.91	619,459	1,397	0.89

Total interest-bearing deposits	2,250,850	2,192	0.39	2,039,398	1,917	0.37
Short-term borrowings	315,122	500	0.63	329,050	342	0.41
Long-term borrowings	39,032	618	6.33	38,962	617	6.34

Total borrowings	354,154	1,118	1.26	368,012	959	1.04

Total interest-bearing liabilities	2,605,004	3,310	0.51	2,407,410	2,876	0.47

Noninterest-bearing demand deposits	638,417			625,131
Other noninterest-bearing liabilities	24,387			22,032
Shareholders’ equity	325,864			289,229

Total liabilities and shareholders’ equity	$3,593,672			$3,343,802

Net interest income (tax-equivalent)		$26,839			$24,912

Interest rate spread			3.11%			3.10%

Net earning assets	$712,224			$685,204

Net interest margin (tax-equivalent)			3.23%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.34%			128.46%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Federal funds sold and interest-earning deposits	$129	$1	0.61%	$50	$—	0.30%
Investment securities (1):
Taxable	763,796	12,800	2.23	717,330	11,879	2.21
Tax-exempt (2)	293,476	6,763	3.07	285,031	6,601	3.09

Total investment securities	1,057,272	19,563	2.47	1,002,361	18,480	2.46
Loans:
Commercial business	332,985	10,396	4.17	282,307	8,731	4.13
Commercial mortgage	604,577	20,846	4.61	511,545	17,584	4.60
Residential real estate loans	397,327	11,669	3.92	361,598	11,175	4.12
Residential real estate lines	125,273	3,555	3.79	128,807	3,506	3.64
Consumer indirect	691,343	20,009	3.87	663,286	19,143	3.86
Other consumer	17,678	1,569	11.85	19,084	1,654	11.59

Total loans	2,169,183	68,044	4.19	1,966,627	61,793	4.20

Total interest-earning assets	3,226,584	87,608	3.62	2,969,038	80,273	3.61

Allowance for loan losses	(28,423)			(27,881)
Other noninterest-earning assets	304,467			300,489

Total assets	$3,502,628			$3,241,646

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$566,419	$617	0.15%	$543,045	$552	0.14%
Savings and money market	988,224	989	0.13	891,039	827	0.12
Time deposits	693,153	4,631	0.89	612,637	3,985	0.87

Total interest-bearing deposits	2,247,796	6,237	0.37	2,046,721	5,364	0.35
Short-term borrowings	250,329	1,183	0.63	269,415	785	0.39
Long-term borrowings	39,015	1,853	6.33	24,148	1,132	6.25

Total borrowings	289,344	3,036	1.40	293,563	1,917	0.87

Total interest-bearing liabilities	2,537,140	9,273	0.49	2,340,284	7,281	0.42

Noninterest-bearing demand deposits	626,018			592,564
Other noninterest-bearing liabilities	22,032			21,603
Shareholders’ equity	317,438			287,195

Total liabilities and shareholders’ equity	$3,502,628			$3,241,646

Net interest income (tax-equivalent)		$78,335			$72,992

Interest rate spread			3.13%			3.19%

Net earning assets	$689,444			$628,754

Net interest margin (tax-equivalent)			3.24%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.17%			126.87%

(1)	Investment securities are shown at amortized cost.
(2)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 35%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

	Three months ended			Nine months ended
	September 30, 2016 vs. 2015			September 30, 2016 vs. 2015
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Federal funds sold and interest-earning deposits	$—	$—	$—	$1	$—	$1
Investment securities:
Taxable	(30)	(41)	(71)	777	144	921
Tax-exempt	49	(26)	23	195	(33)	162

Total investment securities	19	(67)	(48)	972	111	1,083
Loans:
Commercial business	581	25	606	1,581	84	1,665
Commercial mortgage	917	134	1,051	3,208	54	3,262
Residential real estate loans	452	(221)	231	1,067	(573)	494
Residential real estate lines	(42)	35	(7)	(98)	147	49
Consumer indirect	471	80	551	812	54	866
Other consumer	(34)	11	(23)	(124)	39	(85)

Total loans	2,345	64	2,409	6,446	(195)	6,251

Total interest income	2,364	(3)	2,361	7,419	(84)	7,335

Interest expense:
Deposits:
Interest-bearing demand	12	(5)	7	24	41	65
Savings and money market	27	(13)	14	94	68	162
Time deposits	235	19	254	536	110	646

Total interest-bearing deposits	274	1	275	654	219	873
Short-term borrowings	(15)	173	158	(60)	458	398
Long-term borrowings	1	—	1	706	15	721

Total borrowings	(14)	173	159	646	473	1,119

Total interest expense	260	174	434	1,300	692	1,992

Net interest income	$2,104	$(177)	$1,927	$6,119	$(776)	$5,343

Provision for Loan Losses

The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three and nine month periods ended September 30, 2016 were $2.0 million and $6.3 million, respectively, compared to $754 thousand and $4.8 million for the corresponding periods in 2015.

See the “Allowance for Loan Losses” and “Non-Performing Assets and Potential Problem Loans” sections of this Management’s Discussion and Analysis for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Income

The following table details the major categories of noninterest income for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Service charges on deposits	$1,913	$2,037	$5,392	$5,880
Insurance income	1,407	1,265	4,262	3,930
ATM and debit card	1,441	1,297	4,187	3,773
Investment advisory	1,326	523	3,934	1,551
Company owned life insurance	486	488	2,340	1,448
Investments in limited partnerships	161	336	253	865
Loan servicing	104	153	332	416
Net gain on sale of loans held for sale	46	53	202	161
Net gain on investment securities	426	286	2,426	1,348
Net gain on other assets	199	—	285	20
Amortization of tax credit investment	—	(390)	—	(390)
Other	1,030	957	3,059	2,755

Total noninterest income	$8,539	$7,005	$26,672	$21,757

Service charges on deposit accounts for the nine months ended September 30, 2016 decreased $488 thousand, or 8%, compared to the same period in 2015. The decrease was primarily due to a decrease in the amount of checking account overdraft activity.

Insurance income increased $332 thousand, or 8%, to $4.3 million for the first nine months of 2016 compared to $3.9 million for the first nine months of 2015, reflecting successful business development efforts.

Investment advisory income increased to $3.9 million in the first nine months of 2016 compared to $1.6 million in the first nine months of 2015, reflecting the contribution from Courier Capital which was acquired early in January of 2016 as part of our strategy to diversify our business lines and increase noninterest income through additional fee-based services.

Income from company owned life insurance increased to $2.3 million in the first nine months of 2016 compared to $1.4 million in the same period in 2015, as the first quarter of 2016 included $911 thousand of death benefit proceeds.

We have investments in limited partnerships, primarily small business investment companies, and account for these investments under the equity method. Income from investments in limited partnerships was $253 thousand and $865 thousand for the nine months ended September 30, 2016 and 2015, respectively. The income from these equity method investments fluctuates based on the performance of the underlying investments.

During the first nine months of 2016, we recognized net gains on investment securities totaling $2.4 million from the sale of 24 agency securities and nine mortgage backed securities. The amount and timing of net gains on investment securities is dependent on a number of factors, including our prudent efforts to realize gains while managing duration, premium and credit risk.

During the third quarter of 2015, the Company recognized $390 thousand of amortization of a historic tax investment in a community-based project. The amortization was included in noninterest income, recorded as contra-income, with an offsetting tax benefit that reduced income tax expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest Expense

The following table details the major categories of noninterest expense for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$11,325	$10,278	$33,757	$31,107
Occupancy and equipment	3,617	3,417	10,906	10,491
Professional services	956	1,064	5,236	2,898
Computer and data processing	832	779	2,549	2,291
Supplies and postage	490	540	1,548	1,611
FDIC assessments	406	444	1,283	1,277
Advertising and promotions	214	312	938	789
Other	2,778	2,484	7,739	7,101

Total noninterest expense	$20,618	$19,318	$63,956	$57,565

Salaries and employee benefits expense increased by $2.7 million or 9% in the first nine months of 2016 compared to the same period in 2015, reflecting the addition of Courier Capital as well as additional personnel to support organic growth as part of our expansion initiatives.

Occupancy and equipment expense increased by $415 thousand to $10.9 million when comparing the first nine months of 2016 to the same period in 2015. The incremental expenses reflect the addition of Courier Capital and our expansion initiatives, including the opening of financial solution centers in the Rochester market.

Professional services increased $2.3 million when comparing the first nine months of 2016 to the same period in 2015. The current year includes approximately $2.1 million of professional services associated with the proxy contest.

Computer and data processing expense increased $258 thousand, or 11%, when comparing the first nine months of 2016 to the first nine months of 2015. Primarily due to information technology projects to maintain and improve our infrastructure.

Advertising and promotions expense was $938 thousand for the nine month period ended September 30, 2016 compared to $789 thousand for the same time period in 2015. The increase was due to advertising campaigns implemented during the current year to build recognition of our brand in the Rochester and Buffalo markets.

Other noninterest expense was $7.7 million in the first nine months of 2016 compared to $7.1 million in the first nine months of 2015. Other noninterest expense for the first nine months ended September 30, 2016 included an increase of $291 thousand in intangible asset amortization associated with the Courier Capital acquisition.

Our efficiency ratio for the nine months ended September 30, 2016 was 61.94% compared with 60.56% for the first nine months of 2015. The increase in the efficiency ratio is primarily a result of the higher level of noninterest expense associated with the aforementioned proxy contest. The efficiency ratio is calculated by dividing total noninterest expense, excluding other real estate expense and amortization of intangible assets, by net revenue, defined as the sum of tax-equivalent net interest income and noninterest income before net gains on investment securities and proceeds from company owned life insurance. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease indicates a more efficient allocation of resources.

Income Taxes

For the nine months ended September 30, 2016 and 2015, we recorded income tax expense of $9.2 million and $8.4 million, respectively. The effective tax rates for the year-to-date periods in 2016 and 2015 were 28.3% and 27.9%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. Our effective tax rates reflect the impact of these items, which include, but are not limited to, interest income from tax-exempt securities and earnings on company owned life insurance. In addition, our effective tax rate reflects the New York State tax savings generated by our real estate investment trust.

In March 2014, the New York legislature approved changes in the state tax law that will be phased-in over two years, beginning in 2015. The primary changes that impact us include the repeal of the Article 32 franchise tax on banking corporations (“Article 32”) for 2015, expanded nexus standards for 2015 and a reduction in the corporate tax rate for 2016. The repeal of Article 32 and the expanded nexus standards lowered our taxable income apportioned to New York to approximately 85% in both 2016 and 2015. In addition, our New York state income tax rate was reduced from 7.1% to 6.5% during the first nine months of 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ANALYSIS OF FINANCIAL CONDITION

INVESTING ACTIVITIES

Investment Securities

The following table sets forth selected information regarding the composition of our investment securities portfolio as of the dates indicated (in thousands):

	Investment Securities Portfolio Composition
	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale (“AFS”):
U.S. Government agencies and government-sponsored enterprise securities	$175,134	$180,637	$260,748	$260,863
Mortgage-backed securities:
Agency mortgage-backed securities	368,929	377,847	282,873	282,505
Non-Agency mortgage-backed securities	—	816	—	809
Asset-backed securities	—	195	—	218

Total AFS securities	544,063	559,495	543,621	544,395
Securities held to maturity (“HTM”):
State and political subdivisions	300,922	309,013	294,423	300,981
Mortgage-backed securities	227,786	229,617	191,294	189,083

Total HTM securities	528,708	538,630	485,717	490,064

Total investment securities	$1,072,771	$1,098,125	$1,029,338	$1,034,459

The AFS investment securities portfolio increased $15.1 million or 3%, from $544.4 million at December 31, 2015 to $559.5 million at September 30, 2016. The AFS portfolio had net unrealized gains totaling $15.4 million and $774 thousand at September 30, 2016 and December 31, 2015, respectively. The unrealized gains in the AFS portfolio were predominantly caused by changes in market interest rates. The fair value of most of the investment securities in the AFS portfolio fluctuates as market interest rates change.

Impairment Assessment

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) and perform formal reviews quarterly. Declines in the fair value of HTM and AFS below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses or the security is intended to be sold or will be required to be sold. The amount of the impairment related to non-credit related factors is recognized in other comprehensive income. Evaluating whether the impairment of a debt security is other than temporary involves assessing the intent to sell the debt security or the likelihood of being required to sell the security before the recovery of its amortized cost basis. In determining whether the OTTI includes a credit loss, we use our best estimate of the present value of cash flows expected to be collected from the debt security considering factors such as: the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions specifically related to the security, an industry, or a geographic area, the historical and implied volatility of the fair value of the security, the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, and recoveries or additional declines in fair value subsequent to the balance sheet date. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. There were no securities deemed to be other-than-temporarily impaired during the nine month periods ended September 30, 2016 and 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LENDING ACTIVITIES

The following table sets forth selected information regarding the composition of our loan portfolio as of the dates indicated (in thousands).

	Loan Portfolio Composition
	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial business	$350,588	15.3%	$313,758	15.0%
Commercial mortgage	636,338	27.9	566,101	27.2

Total commercial	986,926	43.2	879,859	42.2
Residential real estate loans	425,882	18.7	381,074	18.3
Residential real estate lines	123,663	5.4	127,347	6.1
Consumer indirect	729,644	31.9	676,940	32.5
Other consumer	17,879	0.8	18,542	0.9

Total consumer	1,297,068	56.8	1,203,903	57.8

Total loans	2,283,994	100.0%	2,083,762	100.0%

Less: Allowance for loan losses	29,350		27,085

Total loans, net	$2,254,644		$2,056,677

Total loans increased $200.2 million to $2.3 billion at September 30, 2016 from $2.1 billion at December 31, 2015. The increase in loans was attributable to organic growth, primarily in the commercial, residential real estate and consumer indirect loan portfolios.

Commercial loans increased $107.1 million and represented 43.2% of total loans as of September 30, 2016, a result of our continued commercial business development efforts.

Residential real estate loans increased $44.8 million and represented 18.7% of total loans as of September 30, 2016. The growth in 2016 reflects the results of a successful spring loan campaign.

The consumer indirect portfolio totaled $729.6 million and represented 31.9% of total loans as of September 30, 2016. During the first nine months of 2016, we originated $265.2 million in indirect auto loans with a mix of approximately 43% new auto and 57% used auto. During the first nine months of 2015, we originated $218.1 million in indirect auto loans with a mix of approximately 40% new auto and 60% used auto. Our origination volumes and mix of new and used vehicles financed fluctuate depending on general market conditions.

Loans Held for Sale and Loan Servicing Rights

Loans held for sale (not included in the loan portfolio composition table) were entirely comprised of residential real estate mortgages and totaled $844 thousand and $1.4 million as of September 30, 2016 and December 31, 2015, respectively.

We sell certain qualifying newly originated or refinanced residential real estate mortgages on the secondary market. Residential real estate mortgages serviced for others, which are not included in the consolidated statements of financial condition, amounted to $179.3 million and $196.0 million as of September 30, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for Loan Losses

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated (in thousands).

	Loan Loss Analysis
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance as of beginning of period	$28,525	$27,500	$27,085	$27,637
Charge-offs:
Commercial business	44	106	688	1,260
Commercial mortgage	156	56	168	866
Residential real estate loans	78	80	258	277
Residential real estate lines	8	55	59	173
Consumer indirect	2,056	2,380	6,452	6,643
Other consumer	158	239	434	652

Total charge-offs	2,500	2,916	8,059	9,871
Recoveries:
Commercial business	75	38	244	172
Commercial mortgage	29	44	40	140
Residential real estate loans	17	43	142	104
Residential real estate lines	4	25	11	29
Consumer indirect	1,160	905	3,324	3,206
Other consumer	79	62	282	255

Total recoveries	1,364	1,117	4,043	3,906

Net charge-offs	1,136	1,799	4,016	5,965
Provision for loan losses	1,961	754	6,281	4,783

Balance at end of period	$29,350	$26,455	$29,350	$26,455

Net loan charge-offs to average loans (annualized)	0.20%	0.35%	0.25%	0.41%
Allowance for loan losses to total loans	1.29%	1.30%	1.29%	1.30%
Allowance for loan losses to non-performing loans	481%	311%	481%	311%

The allowance for loan losses represents the estimated amount of probable credit losses inherent in our loan portfolio. We perform periodic, systematic reviews of the loan portfolio to estimate probable losses in the respective loan portfolios. In addition, we regularly evaluate prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. The process we use to determine the overall allowance for loan losses is based on this analysis. Based on this analysis, we believe the allowance for loan losses is adequate as of September 30, 2016.

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

Net charge-offs of $1.1 million in the third quarter of 2016 represented 0.20% of average loans on an annualized basis compared to $1.8 million or 0.35% in the third quarter of 2015. For the nine months ended September 30, 2016, net charge-offs of $4.0 million represented 0.25% of average loans on an annualized basis, compared to $6.0 million or 0.41% of average loans for the same period in 2015. The first quarter of 2015 included charge-offs for two commercial loan relationships totaling $1.7 million. The allowance for loan losses was $29.4 million at September 30, 2016, compared with $27.1 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.29% at September 30, 2016 and 1.30% at December 31, 2015. The ratio of allowance for loan losses to non-performing loans was 481% at September 30, 2016, compared with 321% at December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-Performing Assets and Potential Problem Loans

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	Non-Performing Assets
	September 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial business	$2,157	$3,922
Commercial mortgage	1,345	947
Residential real estate loans	1,239	1,848
Residential real estate lines	274	235
Consumer indirect	1,077	1,467
Other consumer	1	13

Total nonaccrual loans	6,093	8,432
Accruing loans or consumer overdrafts 90 days or more delinquent	8	8

Total non-performing loans	6,101	8,440
Foreclosed assets	294	163

Total non-performing assets	$6,395	$8,603

Non-performing loans to total loans	0.27%	0.41%
Non-performing assets to total assets	0.17%	0.25%

Changes in the level of nonaccrual loans typically represent increases for loans that reach a specified past due status, offset by reductions for loans that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as nonaccrual because they have returned to accrual status. Activity in nonaccrual loans for the three and nine months ended September 30, 2016 was as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30, 2016	September 30, 2016
Nonaccrual loans, beginning of period	$6,545	$8,432
Additions	3,547	12,903
Payments	(1,247)	(6,031)
Charge-offs	(2,401)	(7,824)
Returned to accruing status	(282)	(944)
Transferred to other real estate or repossessed assets	(69)	(443)

Nonaccrual loans, end of period	$6,093	$6,093

Non-performing assets include non-performing loans and foreclosed assets. Non-performing assets at September 30, 2016 were $6.4 million, a decrease of $2.2 million from $8.6 million at December 31, 2015. The primary component of non-performing assets is non-performing loans, which were $6.1 million or 0.27% of total loans at September 30, 2016, compared with $8.4 million or 0.41% of total loans at December 31, 2015.

Approximately $2.4 million, or 40%, of the $6.1 million in non-performing loans as of September 30, 2016 were current with respect to payment of principal and interest, but were classified as non-accruing because repayment in full of principal and/or interest was uncertain. Included in nonaccrual loans are troubled debt restructurings (“TDRs”) of $1.9 million and $2.4 million at September 30, 2016 and December 31, 2015, respectively. We had no TDRs that were accruing interest as of September 30, 2016 or December 31, 2015.

Foreclosed assets consist of real property formerly pledged as collateral for loans, which we have acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Foreclosed asset holdings represented five properties totaling $294 thousand at September 30, 2016 and four properties totaling $163 thousand at December 31, 2015.

Potential problem loans are loans that are currently performing, but information known about possible credit problems of the borrowers causes us to have concern as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and/or personal or government guarantees. We consider loans classified as substandard, which continue to accrue interest, to be potential problem loans. We identified $12.2 million and $12.1 million in loans that continued to accrue interest which were classified as substandard as of September 30, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUNDING ACTIVITIES

Deposits

The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands):

	Deposit Composition
	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$657,624	21.5%	$641,972	23.5%
Interest-bearing demand	629,413	20.5	523,366	19.2
Savings and money market	1,052,224	34.4	928,175	34.0
Time deposits < $250,000	606,129	19.7	545,044	19.9
Time deposits of $250,000 or more	117,967	3.9	91,974	3.4

Total deposits	$3,063,357	100.0%	$2,730,531	100.0%

We offer a variety of deposit products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2016, total deposits were $3.1 billion, representing an increase of $332.8 million for the year. Time deposits were approximately 24% of total deposits at September 30, 2016 and 23% at December 31, 2015.

Nonpublic deposits, the largest component of our funding sources, totaled $1.9 billion and $1.8 billion at September 30, 2016 and December 31, 2015, respectively, and represented 61% and 66% of total deposits as of the end of each period, respectively. We have managed this segment of funding through a strategy of competitive pricing that minimizes the number of customer relationships that have only a single service high cost deposit account.

As an additional source of funding, we offer a variety of public (municipal) deposit products to various public entities, including the towns, villages, counties and school districts within our market. Public deposits generally range from 20% to 30% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $892.0 million and $675.7 million at September 30, 2016 and December 31, 2015, respectively, and represented 29% and 25% of total deposits as of the end of each period, respectively. The increase in public deposits during 2016 was due to a combination of seasonality and successful business development efforts.

We had no traditional brokered deposits at September 30, 2016 or December 31, 2015; however, we do participate in the CDARS and ICS programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. CDARS and ICS deposits are considered brokered deposits for regulatory reporting purposes. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal CDARS deposits and ICS deposits totaled $160.2 million and $145.8 million, respectively, at September 30, 2016, compared to $92.9 million and $146.6, respectively, at December 31, 2015.

Borrowings

The Company classifies borrowings as short-term or long-term in accordance with the original terms of the applicable agreement. Outstanding borrowings consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015
Short-term borrowings - Short-term FHLB borrowings	$230,200	$293,100
Long-term borrowings - Subordinated notes	39,043	38,990

Total borrowings	$269,243	$332,090

Short-term Borrowings

We have credit capacity with the FHLB and can borrow through facilities that include amortizing and term advances or repurchase agreements. We had approximately $125 million of immediate credit capacity with the FHLB as of September 30, 2016. We had approximately $523 million in secured borrowing capacity at the Federal Reserve Bank (“FRB”) discount window, none of which was outstanding at September 30, 2016. The FHLB and FRB credit capacity are collateralized by securities from our investment portfolio and certain qualifying loans. We had approximately $140 million of credit available under unsecured federal funds purchased lines with various banks as of September 30, 2016. Additionally, we had approximately $138 million of unencumbered liquid securities available for pledging.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Short-term repurchase agreements are secured overnight borrowings with customers. Short-term FHLB borrowings have original maturities of up to one year and include overnight borrowings which we typically utilize to address short-term funding needs as they arise. Short-term FHLB borrowings at September 30, 2016 consisted of $70.2 million in overnight borrowings and $160.0 million in short-term advances. Short-term FHLB borrowings at December 31, 2015 consisted of $116.8 million in overnight borrowings and $176.3 million in short-term advances.

The Parent has a revolving line of credit with a commercial bank allowing borrowings up to $20.0 million in total as an additional source of working capital. At September 30, 2016, no amounts have been drawn on the line of credit.

Long-term Borrowings

On April 15, 2015, we issued $40.0 million of Subordinated Notes in a registered public offering. The Subordinated Notes bear interest at a fixed rate of 6.0% per year, payable semi-annually, for the first 10 years. From April 15, 2025 to the April 15, 2030 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month London Interbank Offered Rate (“LIBOR”) plus 3.944%, payable quarterly. The Subordinated Notes are redeemable by us at any quarterly interest payment date beginning on April 15, 2025 to maturity at par, plus accrued and unpaid interest. Proceeds, net of debt issuance costs of $1.1 million, were $38.9 million. The Subordinated Notes qualify as Tier 2 capital for regulatory purposes.

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

We manage liquidity for the Bank by the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources that include credit lines with the other banking institutions, the FHLB and the FRB. The primary source of our non-deposit borrowings is FHLB advances, of which we had $230.2 million outstanding at September 30, 2016. In addition to this amount, we have additional collateralized wholesale borrowing capacity of approximately $788 million from various funding sources which include the FHLB, Federal Reserve Bank, and commercial banks that we can use to fund lending activities, liquidity needs, and/or to adjust and manage our asset and liability position.

The Parent’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The Parent obtains funding to meet obligations from dividends received from the Bank, net taxes collected from subsidiaries included in the federal consolidated tax return, and the issuance of debt and equity securities. In addition, the Parent maintains a revolving line of credit with a commercial bank for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2016. The line of credit has a one year term and matures in May 2017. Funds drawn would be used for general corporate purposes and backup liquidity.

Cash and cash equivalents were $110.7 million as of September 30, 2016, up $50.6 million from $60.1 million as of December 31, 2015. Net cash provided by operating activities totaled $37.4 million and the principal source of operating activity cash flow was net income adjusted for noncash income and expense items. Net cash used in investing activities totaled $247.9 million, which included outflows of $204.7 million for net loan originations and $41.1 million from net investment securities transactions. Net cash provided by financing activities of $261.1 million was attributed to a $332.8 million increase in deposits, partially offset by a $62.9 million decrease in short-term borrowings and $9.7 million in dividend payments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Shareholders’ equity was $326.3 million at September 30, 2016, an increase of $32.5 million from $293.8 million at December 31, 2015. Net income for the year and stock issued for the acquisition of Courier Capital increased shareholders’ equity by $23.2 million and $8.1 million, respectively, which were partially offset by common and preferred stock dividends declared of $9.8 million. Accumulated other comprehensive loss included in shareholders’ equity decreased $9.4 million during the first nine months of 2016 due primarily to higher net unrealized gains on securities available for sale.

The FRB and FDIC have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies. The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The following table reflects the ratios and their components (dollars in thousands):

	September 30, 2016	December 31, 2015
Common shareholders’ equity	$308,931	$276,504
Less: Goodwill and other intangible assets, net of deferred tax liabilities	68,954	61,217
Net unrealized gain (loss) on investment securities (1)	8,252	(696)
Net periodic pension & postretirement benefits plan adjustments	(10,213)	(10,631)
Other	—	201

Common equity Tier 1 (“CET1”) capital	241,938	226,413
Plus: Preferred stock	17,340	17,340
Less: Other	—	301

Tier 1 Capital	259,278	243,452
Plus: Qualifying allowance for loan losses	29,350	27,085
Subordinated Notes	39,043	38,990

Total regulatory capital	$327,671	$309,527

Adjusted average total assets (for leverage capital purposes)	$3,507,511	$3,287,646

Total risk-weighted assets	$2,524,622	$2,318,536

Regulatory Capital Ratios
Tier 1 leverage (Tier 1 capital to adjusted average assets)	7.39%	7.41%
CET1 capital (CET1 capital to total risk-weighted assets)	9.58	9.77
Tier 1 capital (Tier 1 capital to total risk-weighted assets)	10.27	10.50
Total risk-based capital (Total regulatory capital to total risk-weighted assets)	12.98	13.35

(1)	Includes unrealized gains and losses related to the Company’s reclassification of available for sale investment securities to the held to maturity category.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents actual and required capital ratios as of September 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of those dates based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules (in thousands):

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased-in		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Tier 1 leverage:
Company	$259,277	7.39%	$140,300	4.00%	$140,300	4.00%	$175,376	5.00%
Bank	280,547	8.01	140,088	4.00	140,088	4.00	175,110	5.00
CET1 capital:
Company	241,937	9.58	129,387	5.13	176,724	7.00	164,100	6.50
Bank	280,547	11.16	128,831	5.13	175,965	7.00	163,396	6.50
Tier 1 capital:
Company	259,277	10.27	167,256	6.63	214,593	8.50	201,970	8.00
Bank	280,547	11.16	166,538	6.63	213,671	8.50	201,102	8.00
Total capital:
Company	327,670	12.98	217,749	8.63	265,085	10.50	252,462	10.00
Bank	309,897	12.33	216,813	8.63	263,947	10.50	251,378	10.00
December 31, 2015
Tier 1 leverage:
Company	$243,452	7.41%	$131,506	4.00%	$131,506	4.00%	$164,382	5.00%
Bank	265,487	8.09	131,188	4.00	131,188	4.00	163,985	5.00
CET1 capital:
Company	226,413	9.77	104,334	4.50	162,297	7.00	150,705	6.50
Bank	265,487	11.49	103,971	4.50	161,733	7.00	150,180	6.50
Tier 1 capital:
Company	243,452	10.50	139,112	6.00	197,076	8.50	185,483	8.00
Bank	265,487	11.49	138,628	6.00	196,389	8.50	184,837	8.00
Total capital:
Company	309,527	13.35	185,483	8.00	243,446	10.50	231,854	10.00
Bank	292,572	12.66	184,837	8.00	242,599	10.50	231,046	10.00

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

Off-Balance Sheet Arrangements

With the exception of obligations in connection with our irrevocable loan commitments, operating leases and limited partnership investments as of September 30, 2016, we had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see Note 11, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2015 in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 8, 2016. The following is an update of the discussion provided therein.

Portfolio Composition

There was no material change in the composition of assets, deposit liabilities or borrowings from December 31, 2015 to September 30, 2016. See the section titled “Analysis of Financial Condition” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of asset, deposit and borrowing activity during the period.

Net Interest Income at Risk

A primary tool used to manage interest rate risk is “rate shock” simulation to measure the rate sensitivity. Rate shock simulation is a modeling technique used to estimate the impact of changes in rates on net interest income as well as economic value of equity. At September 30, 2016, the Company was slightly asset sensitive, meaning that net interest income increases in rising rate conditions.

Net interest income at risk is measured by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of different magnitudes over a period of 12 months. The following table sets forth the estimated changes to net interest income over the 12-month period ending September 30, 2017 assuming instantaneous changes in interest rates for the given rate shock scenarios (dollars in thousands):

	Changes in Interest Rate
	-100 bp	+100 bp	+200 bp	+300 bp
Change in net interest income	$(1,376)	$1,725	$3,697	$2,726
% Change	(1.31)%	1.64%	3.51%	2.59%

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

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under other interest rate scenarios (each a “Rate Shock Scenario”) represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2016 and December 31, 2015. The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2016 and December 31, 2015. EVE amounts are computed under each respective Pre- Shock Scenario and Rate Shock Scenario. An increase in the EVE amount is considered favorable, while a decline is considered unfavorable.

	September 30, 2016			December 31, 2015
	EVE	Change	Percentage Change	EVE	Change	Percentage Change
Rate Shock Scenario:
Pre-Shock Scenario	$498,865			$497,349
- 100 Basis Points	544,027	$45,162	9.05%	508,973	$11,624	2.34%
+ 100 Basis Points	487,905	(10,960)	(2.20)	480,888	(16,461)	(3.31)
+ 200 Basis Points	472,571	(26,294)	(5.27)	460,567	(36,782)	(7.40)
+ 300 Basis Points	441,642	(57,223)	(11.47)	429,381	(67,968)	(13.67)

The Pre-Shock Scenario EVE was $498.9 million at September 30, 2016, compared to $497.3 million at December 31, 2015. The increase in the Pre-Shock Scenario EVE at September 30, 2016, compared to December 31, 2015 resulted primarily from a more favorable valuation of non-maturity deposits that reflected alternative funding rate changes used for discounting future cash flows.

The +200 basis point Rate Shock Scenario EVE increased from $460.6 million at December 31, 2015 to $472.6 million at September 30, 2016, reflecting the more favorable valuation of non-maturity deposits. The percentage change in the EVE amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from to (7.40)% at December 31, 2015 to (5.27)% at September 30, 2016. The decrease in sensitivity resulted from an increased benefit in the valuation of non-maturity deposits in the +200 basis point Rate Shock Scenario EVE as of September 30, 2016, compared to December 31, 2015.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in internal control over financial reporting

The acquisition of Courier Capital Corporation was consummated on January 5, 2016, at which time Courier Capital, LLC (“Courier Capital”) became a consolidated subsidiary of the Company. In the quarter ended September 30, 2016, the Company completed its review of the internal control structure of Courier Capital and made appropriate changes to integrate Courier Capital into the Company’s overall internal control over financial reporting process. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, other than as noted above, no changes in the Company’s internal control over financial reporting have occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FINANCIAL INSTITUTIONS, INC.

/s/ Martin K. Birmingham	, November 4, 2016
Martin K. Birmingham
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin B. Klotzbach	, November 4, 2016
Kevin B. Klotzbach
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Michael D. Grover	, November 4, 2016
Michael D. Grover
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)